Form 10KSB
period 2003-12-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2004-03-26
CIK 1275101

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

BANK OF THE JAMES FINANCIAL GROUP, INC.

(Name of Small Business Issuer in its charter)

Virginia	To Be Assigned	20-0500300
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

615 Church Street, Lynchburg, VA		24504
(Address of principal executive offices)		(Zip Code)

(434) 846-2000

(Issuer’s telephone number, including area code)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $4.00 par value

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

The issuer’s revenues for the fiscal year ended December 31, 2003 were $9,380,402.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (for purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the issuer) is approximately $21,297,000 (based on the March 19, 2004 trade price of $23.00 per share).

The number of shares outstanding of Common Stock, $4.00 par value as of March 26, 2004 was 1,029,267.

Transitional Small Business Disclosure Format (check one)

Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2004 Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 13, 2004, are incorporated by reference into Part III of this Form 10-KSB

BANK OF THE JAMES FINANCIAL GROUP, INC.

FORM 10-KSB

Fiscal Year Ended December 31, 2003

THIS PAGE INTENTIONALLY LEFT BLANK

PART I

Item 1. Description of Business.

Subsequent Events

Bank of the James Financial Group, Inc. (“Financial”) was incorporated on October 3, 2003 under the laws of the Commonwealth of Virginia. Financial was incorporated at the direction of Bank of the James (the “Bank”) to serve as a bank holding company of the Bank. Effective January 1, 2004, pursuant to an Agreement and Plan of Share Exchange dated October 9, 2003 (the “Agreement”) between Financial and the Bank, and approved by the shareholders of the Bank at a special meeting of shareholders held on December 17, 2003, Financial acquired all of the outstanding stock of the Bank in a statutory share exchange transaction. Under the terms of the Agreement, the shares of the Bank’s common stock were exchanged for shares of Financial on a one-for-one basis.

Following completion of the share exchange, Financial became the successor issuer to the Bank, pursuant to Rule 12g-3 (promulgated under the Securities Exchange Act of 1934). Prior to the share exchange, the Bank was subject to the information requirements of the Exchange Act and, in accordance with Section 12(i) thereof, was required to file reports and other financial information with the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Such reports and other information filed by the Bank with the Federal Reserve may be inspected and copied at the public reference facilities maintained by the Federal Reserve in Washington, D.C. at the Freedom of Information Office, 1st Floor of the Martin Building, 20th & C Streets, and in Richmond, Virginia at the Research Library of the Federal Reserve Bank of Richmond, 701 East Byrd Street. The last financial report filed by the Bank with the Federal Reserve was its Form 10-QSB for the quarter ended September 30, 2003, filed on November 13, 2003.

As of the date hereof, the sole business of Financial is the ownership of the capital stock of the Bank. Financial had no business until January 1, 2004 and unless otherwise noted all of the financial statements and results referenced herein refer to the results and statements of the Bank.

General

The Bank is a Virginia banking corporation headquartered in Lynchburg, Virginia and is Financial’s only subsidiary. The Bank was incorporated under the laws of the Commonwealth of Virginia as a state chartered bank in 1998 and began banking operations in July 1999. The Bank was organized to engage in general retail and commercial banking business.

The Bank was organized in part as a response to the loss of many of the Central Virginia, Region 2000 area’s (as defined in “Market Area” below) local financial institutions through mergers with larger, non-local banks and bank holding companies. The organizers perceived that local customers who once relied on experienced personal attention were being forced to use 800 numbers, computerized menus, and persons in other localities who were not familiar with their needs.

The Bank opened for business on July 22, 1999 to fill this void left in the Region 2000 market. The Bank’s organizers recognized that an opportunity existed to create a banking institution designed exclusively for a market that expected personalized service. The idea was to build a financial institution staffed with experienced professionals who would place a high value on knowing their customers and serving their distinctive banking needs.

The Bank was capitalized by more than 2,400 shareholders that wanted a new local bank. These investors provided the initial customer base and are integral to the success of the Bank. Management believes that the key to the Bank’s success lies in providing Bank customers with personalized service while providing products and services that meet their banking needs.

The Bank is a community-oriented financial institution that provides varied banking services to individuals, small and medium-sized businesses, and professional concerns in Region 2000. The Bank provides a full range of services to meet the financial needs of its customers and strives to provide its customers with products comparable to statewide regional banks located in its market area, while maintaining the prompt response and level of service of a community bank. Management believes this operating strategy has particular appeal in the Bank’s market area. Management believes that the combination of local ownership and size allows the Bank to offer services and products specifically tailored to the needs of the community.

The Bank’s Principal Office is located at 615 Church Street, Lynchburg, Virginia 24504 and its telephone number is (434) 846-2000. The Bank also maintains a website at www.bankofthejames.com.

Principal Products

The Bank currently conducts business from four full-service offices. Two of the full-service offices are located in Lynchburg, Virginia, one full-service location is located in Madison Heights, Virginia, and one is located in Forest, Virginia. The Bank established a mortgage loan origination division that conducts business under the name “Bank of the James Mortgage, a Division of Bank of the James” primarily from the full-service branch located in Forest, Virginia. The Bank has no operating subsidiaries.

Deposit Services. The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations including checking accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank’s market area at rates competitive to those offered in the area. In addition, the Bank offers its customers Individual Retirement Accounts (IRAs). All deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount allowed by law (generally, $100,000 per depositor, subject to aggregation rules). The Bank solicits such accounts from individuals, businesses, associations and organizations, and governmental authorities.

Lending Services. The Bank also offers a full range of short-to-medium term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. Additionally, the Bank originates fixed and floating-rate mortgage loans and real estate construction and acquisition loans.

Other Services. Other services offered by the Bank include safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, automatic drafts for various accounts, and credit card merchant services. The Bank also has become associated with a shared network of automated teller machines (ATMs) that may be used by Bank customers throughout Virginia and the United States. The Bank operates a deposit pick-up service (under the name “Better Business Banking”) pursuant to which the Bank will pick-up the non-cash deposits of its business customers as needed, up to once daily.

The Bank intends to introduce new products and services as permitted by the regulatory authorities or desired by the public. The Bank remains committed to meeting the challenges that require technology. The Bank provides its customers with access to the latest technological products, such as telephone banking and internet banking. The services allow customers to handle routine transactions using a standard touch tone telephone and via the internet at the Bank’s website www.bankofthejames.com.

Market Area

The Bank’s market area primarily consists of Region 2000, which encompasses the seven jurisdictions of the Town of Altavista, Amherst County, Appomattox County, the City of Bedford, Bedford County, Campbell County, and the City of Lynchburg. Region 2000 supports a diverse, well-rounded economy. U.S. Routes 29, 60, 221, 460 and 501 and State Routes 24 and 40 all pass through the trade area and provide efficient access to other regions of the state. Regional airport service and rail service provide additional transportation channels.

Total population in the market area equals approximately 230,000. The area is serviced by one daily newspaper and a number of radio and television stations providing diverse media outlets. The City of Lynchburg, the location of the Bank’s main office, has the largest population base, with approximately 66,000 persons. Median family income has continued to increase in Region 2000 during the past ten years.

Region 2000 has a broad range of services, light industry, and manufacturing plants. Principal service, industrial, research and development employers include: GE Financial Assurance (life insurance and other financial products); Centra Health, Inc. (health care services); C.B. Fleet, Inc. (medical supplies); Framatome Advanced Nuclear Power (military and nuclear); Frito-Lay, Inc. (snack foods); Weyerhaeuser Containerboard Packaging (paper board products); as well as Randolph-Macon Woman’s College, Sweet Briar College, Liberty University, and Lynchburg College.

Employees

As of March 9, 2004, the Bank had 65 full-time equivalent employees. None of its employees are represented by any collective bargaining agreements, and relations with employees are considered excellent.

Governmental Monetary Policies

The earnings and growth of the Bank are affected not only by general economic conditions, but also by the monetary policies of various governmental regulatory authorities, particularly the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Federal Reserve Board implements national monetary policy by its open market operations in United States government securities, control of the discount rate and establishment of reserve requirements against both member and nonmember financial institutions’ deposits. These actions have a significant effect on the overall growth and distribution of loans, investments and deposits, as well as the rates earned on loans, or paid on deposits.

Management of the Bank is unable to predict the effect of possible significant changes in monetary policies upon the future operating results of the Bank.

Competition

The Bank competes as a financial intermediary with other commercial banks, savings institutions, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Region 2000 market area and elsewhere. Many of the Bank’s nonbank competitors are not subject to the same extensive federal regulations that govern federally-insured banks and state regulations governing state chartered banks. As a result, such nonbank competitors may have certain advantages over the Bank in providing certain services.

Virginia law permits statewide branching by banks. Consequently, the Bank’s market area is a highly competitive, highly branched banking market. Competition in the market area for loans to individuals, small businesses, and professional concerns, the Bank’s target market, is keen, and pricing is important. Most of the Bank’s competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services, that the Bank is not currently providing. Moreover, larger institutions operating in the Region 2000 market area have access to borrowed funds at a lower cost than are presently available to the Bank. Deposit competition is strong and comes from institutions in the market, U.S. Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors, among other sources. As a result, the Bank has paid, and may in the future pay, above-market rates to attract deposits.

The adoption of legislation permitting nationwide interstate banking and branching and the use of financial holding companies may also increase competition in the Bank’s market area. See “Regulation of Financial” and “Regulation of the Bank” below.

Regulation of Financial

General. As a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”), Financial is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Federal Reserve Board has jurisdiction under the BHCA to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

Since September 1995, the BHCA has permitted bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. Banks are also able to branch across state lines, provided certain conditions are met, including that applicable state laws expressly permit such interstate branching. Virginia has adopted legislation that permits branching across state lines, provided there is reciprocity with the state in which the out-of-state bank is based.

Financial is also subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including the filing with the Securities and Exchange Commission (the “SEC”) of annual, quarterly and other reports on the financial condition and performance of the organization. As a reporting company under the Exchange Act, Financial is directly affected by the recently enacted Sarbanes-Oxley Act of 2002 (the “SOx”), which is aimed at improving corporate governance and reporting procedures and requires expanded disclosure of Financial’s corporate operations and internal controls. Financial is in compliance with new rules and regulations implemented pursuant to the SOx and intends to comply with any applicable rules and regulations implemented in the future. The new legislation and its implementing regulations will potentially lead to an increase in certain outside professional costs.

Capital Requirements. The Federal Reserve Board (“FRB”) had adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The FRB’s capital adequacy guidelines are similar to those imposed on the Bank by the FRB. See “Regulation of the Bank – Capital Requirements.”

Limits on the Payment of Dividends. Financial is a legal entity, separate and distinct from the Bank. A significant portion of Financial’s revenues will be from dividends paid to it by the Bank. Both Financial and the Bank are subject to laws and regulations that limit the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that Virginia banking organizations should generally pay dividends only (1) from net undivided profits of the bank, after providing for all expenses, losses, interest and taxes accrued or due by the bank and only (2) if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. In particular, under the current supervisory practices of the Federal Reserve Board, prior approval from the Federal Reserve Board and a supermajority of the Bank’s shareholders is required if cash dividends declared in any given year exceed net income for that year plus retained earnings of the two preceding years. In addition, under the FDIA, insured depository institutions such as the Bank are prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the statute).

The Bank generated start-up losses in its beginning years; as such the organization had negative retained earnings and was not able to pay cash dividends until recently. Although our retained earnings are now positive, dividends are not planned at this time. We believe the additional capital can be used more effectively to support future growth of the organization.

Regulation of the Bank

The Bank is subject to various state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of its operations. The following is a brief summary of the material provisions of certain statutes, rules and regulations that will affect the Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below.

General. The Bank is under the supervision of, and subject to regulation and examination by, the Federal Reserve Board, the FDIC, and the State Corporation Commission of Virginia Bureau of Financial Institutions (the “Commission”). As such, the Bank is subject to various statutes and regulations administered by these agencies that govern, among other things, required reserves, investments, loans, lending limits, acquisitions of fixed assets, interest rates payable on deposits, transactions among affiliates and the Bank, the payment of dividends, mergers and consolidations, and establishment of branch offices.

The earnings of the Bank is affected by general economic conditions, management policies and the legislative and governmental actions of the various regulatory authorities, including those referred to above.

Deposit Insurance. Section 38 of the FDIA, as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), requires that the federal banking agencies establish five capital levels for insured depository institutions - “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” - and requires or permits such agencies to take certain supervisory actions as an insured institution’s capital level declines. In certain circumstances, a financial institution’s low capital position can lead to enhanced restrictions by the FDIC. An “adequately capitalized” institution is restricted from accepting brokered deposits, and a “significantly undercapitalized” institution must develop a capital restoration plan and is subject to a number of mandatory and discretionary supervisory actions. These powers and authorities are in addition to the traditional powers of the federal banking agencies to deal with undercapitalized institutions.

As an institution with deposits insured by the Bank Insurance Fund (“BIF”), the Bank also is subject to insurance assessments imposed by the FDIC. In 2003 and for the first semiannual assessment period of 2004, the FDIC continued the risk based BIF assessment rate schedule of 0.0% to 0.27% of an institution’s average assessment base. The actual assessment to be paid by each BIF member is based on whether the institution is considered “well capitalized”, “adequately capitalized,” or “undercapitalized”, as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.

The Deposit Insurance Funds Act of 1996 (the “Funds Act”) was enacted on September 30, 1996. Among other provisions, the Funds Act (i) requires that certain depository institutions pay a one-time special assessment to the FDIC to capitalize the Savings Association Insurance Fund (“SAIF”) at its statutory required reserve ratio of 1.25% of insurable deposits, (ii) exempts certain depository institutions with SAIF-assessable deposits that meet any of several specified criteria from paying the special assessment and (iii) authorizes the Financing Corporation (“FICO”) to impose periodic assessments on depository institutions that are members of BIF, in addition to institutions that are members of the SAIF, in order to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until this change in the law, only SAIF-member institutions bore the cost of funding these interest payments. FICO assessments are set quarterly and were set at 0.0168%, 0.0162%, 0.0160%, 0.0152%, and 0.0154% annually for the first, second, third, and fourth quarters of 2003 and the first quarter of 2004, respectively for both BIF and SAIF assessable deposits. The FDIC may change the rates for insurance in its discretion to ensure insurance fund solvency. Increases in FDIC insurance charges will have an adverse financial impact on the Bank.

Regulators have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of the action depends on the capital adequacy and other features of the organization in question.

Capital Requirements. The various federal bank regulatory agencies, including the Federal Reserve Board, have adopted risk-based capital requirements for assessing bank capital adequacy. In addition, Virginia chartered banks must also satisfy the capital requirements adopted by the Commission. The federal capital standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, as adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profile among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, with each multiplied by one of several risk adjustment percentages. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The minimum requirement for the ratio of total capital to risk-weighted assets (including certain off-balance sheet obligations, such as stand-by letters of credit) for a bank to be “adequately capitalized” is 8.0%. At least half of the risk-based capital must consist of stockholders’ equity (including retained earnings) and qualifying noncumulative preferred stock, less deductions for goodwill and various other intangibles (“Tier 1 capital”). The remainder (“Tier 2 capital”) generally consists of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general valuation allowance for loan losses. No element of Tier 1 or Tier 2 capital may contain covenants, terms, or restrictions that are inconsistent with sound banking practices. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.” The Tier 1 and total capital to risk-weighted asset ratios of the Bank as of December 31, 2003 were 9.6% and 10.8%, respectively, exceeding the minimums required.

The Federal Reserve Board also has adopted regulations that supplement the risk-based guidelines to include a minimum leverage ratio of Tier 1 capital to quarterly average assets (“Leverage ratio”) of 3.0%. The Federal Reserve Board has emphasized that the foregoing standards are supervisory minimums and that a banking organization will be permitted to maintain such minimum levels of capital only if it receives the highest rating under the regulatory rating system and the banking organization is not experiencing or anticipating significant growth. Such banks are expected to maintain capital ratios well above minimum levels. All other banking organizations are required to maintain a Leverage ratio of at least 4.0% to 5.0% of Tier 1 capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The tangible Tier 1 Leverage ratio is the ratio of a banking organization’s Tier 1 capital, less deductions for intangibles otherwise includable in Tier 1 capital, to total tangible assets. The Leverage ratio of the Bank as of December 31, 2003 was 8.2%, exceeding the minimums required.

Further, the Federal Reserve Board and other federal banking agencies have adopted regulations to ensure that banks with significant exposure to market risk maintain adequate capital to support that exposure. Under these rules, the Federal Reserve Board must explicitly include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank’s capital adequacy.

Mergers and Acquisitions. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 authorizes the Federal Reserve Board to permit adequately capitalized and adequately managed bank holding companies to acquire all or substantially all of the assets of an out-of-state bank or bank holding company, subject to certain conditions, including nationwide and state concentration limits. Banks also are able to branch across state lines, provided certain conditions are met, including that applicable state law must expressly permit such interstate branching. Virginia law permits branching across state lines, provided there is reciprocity with the state in which the out-of-state bank is based.

Financial Modernization. On November 12, 1999, financial modernization legislation known as the Gramm-Leach-Bliley Act (the “Act”) was signed into law. The Act, which was effective March 11, 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company by filing a declaration that the bank holding company wishes to become a financial holding company if each of its subsidiary banks (i) is well capitalized under regulatory prompt corrective action provisions, (ii) is well managed, and (iii) has at least a satisfactory rating under the Community Reinvestment Act (“CRA”). No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

The Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. Subsidiary banks of a financial holding company must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better.

Although the above laws may have a significant impact on the banking industry by promoting, among other things, competition, it is not possible for the management of the Bank to determine, with any degree of certainty, the impact of such laws on the Bank.

Community Reinvestment Act. The Bank is also subject to the requirements of the CRA. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution’s efforts in meeting community credit needs currently is evaluated as part of the examination process pursuant to a number of assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open branches.

Safety and Soundness. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” all such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies.

On December 19, 1991, the FDICIA was enacted into law. FDICIA requires each federal banking regulatory agency to prescribe, by regulation or guideline, standards for all insured depository institutions and depository institution holding companies relating to (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) compensation, fees and benefits; and (vii) such other operational and managerial standards as the agency determines to be appropriate. The compensation standards would prohibit employment contracts or other compensatory arrangements that provide excess compensation, fees or benefits or could lead to material financial loss. In addition, each federal banking regulatory agency must prescribe, by regulation or guideline, standards relating to asset quality, earnings and stock valuation as the agency determines to be appropriate. The federal banking agencies, including the Federal Reserve Board, have adopted regulations concerning standards for safety and soundness required to be prescribed by regulation pursuant to Section 39 of the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover (a) internal controls and information systems, (b) internal audit systems, (c) loan documentation, (d) credit underwriting, (e) interest rate exposure, (f) asset growth, and (g) compensation, fees and benefits.

Activities and Investments of Insured State-Chartered Banks. The activities and equity investments of FDIC-insured, state-chartered banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a limited partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as “principal” in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

Regulatory Enforcement Authority. Applicable banking laws include substantial enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions, including the filing of misleading or untimely reports with regulatory authorities, may provide the basis for enforcement action.

USA Patriot Act. The USA Patriot Act became effective on October 26, 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA Patriot Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorists’ activities. Interim rules implementing the USA Patriot Act were issued effective March 4, 2002. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Although it does create a reporting obligation, the Bank does not expect the USA Patriot Act to materially affect its products, services or other business activities.

Reporting Terrorist Activities. The Federal Bureau of Investigation (“FBI”) has sent, and will send, our banking regulatory agencies lists of the names of persons suspected of involvement in the September 11, 2001, terrorist attacks on New York City and Washington, DC. The Bank has been asked, and may be asked again, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control (“OFAC”), which is a division of the Department of the Treasury is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Mortgage Banking Regulation. The Bank’s mortgage banking subsidiary is subject to the rules and regulations of, and examination by the Department of Housing and Urban Development (“HUD”), the Federal Housing Administration (the “FHA”), the Department of Veteran Affairs and state regulatory authorities with respect to originating, processing, servicing and selling mortgage loans. Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features, and fix maximum interest rates and fees. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Home Ownership Equity Protection Act, and the regulations promulgated thereunder. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

Item 2. Description of Property.

As of March 12, 2004, the Bank conducted its business from the following four locations: i) its main banking office located at 615 Church Street, Lynchburg, Virginia (the “Main Office”); ii) a branch office at 5204 Fort Avenue, Lynchburg, Virginia (the “Chestnut Hill Branch”); iii) a branch office located at 4698 S. Amherst Highway, Madison Heights, Virginia (the “Madison Heights Branch”); and iv) a branch office located at 17000 Forest Road, Forest, Virginia (the “Forest Branch”). The Bank’s consumer mortgage division doing business as Bank of the James Mortgage, a Division of Bank of the James (the “Mortgage Division”) operates from the Forest Branch. In addition, the Bank has entered into a lease for space in a building located at 828 Main St., Lynchburg, Virginia (the “Downtown Branch”) and, subject to receipt of regulatory approval, anticipates opening this Branch in the summer 2004.

The Main Office. The Bank leases approximately 9,059 square feet of office space and the adjacent parking lot from W.C. English, Inc. under a Lease Agreement dated February 22, 1999. Under the terms of the lease, the Bank pays a net total of $5,855 per month for the office space and the parking lot. This space includes the addition of 1,196 square feet as of April, 2000 and 1,537 square feet in July, 2001. The Bank has exercised its option to renew this lease, the term of which shall terminate on August 31, 2009.

The Chestnut Hill Branch. The Bank purchased the Chestnut Hill Branch on August 1, 2000 through the purchase of certain real estate and improvements along with certain furniture, fixtures, and equipment contained therein (“FFE”) from Wachovia Bank, N.A. Wachovia Bank, N.A. previously operated a branch of its banking operations at the Chestnut Hill Branch. The Bank received regulatory approval and opened the Chestnut Hill Branch on November 13, 2000. The purchase price for the Chestnut Hill Branch was $400,000 for the real estate and improvements and $10,000 for the FFE. In renovating the Chestnut Hill Branch for use as a branch, the Bank made certain capital improvements and purchased certain additional furniture, fixtures, and equipment at an approximate cost of $200,000.

The Madison Heights Branch. In October, 2001, the Bank entered into a contract to purchase a site for a new branch bank located in Madison Heights, Virginia. Previously, Branch Banking & Trust operated a branch of its banking operations at the property acquired. The Bank purchased the Madison Heights Branch for $163,000 and spent an additional $650,000 for renovations, furniture, fixture, and equipment necessary to operate the Branch. The Bank received regulatory approval to operate this branch and opened the Branch in June, 2002.

The Forest Branch. In January 2003, the Bank purchased undeveloped real estate located in Forest, Virginia. The Bank has constructed facilities necessary to operate a branch Bank at this location. The net purchase price for the undeveloped real estate was $250,000. In addition, the Bank incurred costs of approximately $1,250,000 in constructing and equipping the Forest Branch. The Bank received regulatory approval and opened the Forest Branch in February 2004.

The Downtown Branch. By a lease dated October 9, 2003, the Bank agreed to lease approximately 18,000 square feet in a building located at 828 Main Street, Lynchburg, Virginia. The lease is for a period of 10 years from the acceptance date of the lease. Provided that the Bank is not in default under the lease, the Bank shall have the option to extend the lease for two periods of five years, subject to certain rent increases set forth in the lease. Under the terms of the lease, the Bank will pay a net total of approximately $10,000 per month for the office space and parking spaces. Previously Wachovia Bank, N.A. had used the Downtown Branch as its main office for the Lynchburg market. The opening of the Downtown Branch is subject to receiving regulatory approval.

Management of the Bank continues to look for and evaluate additional locations for future branch growth and will consider opening an additional branch in the next 12 months if a suitable location is available on acceptable terms. The opening of all additional branches is contingent on the receipt of regulatory approval.

Item 3. Legal Proceedings.

The Bank previously reported that it had an outstanding loan in the principal amount of $1,200,000 to the National D-Day Foundation, Ltd. (the “Foundation”) in which another financial institution was participating in the loan to the extent of $600,000 of the principal amount of the loan. The Bank previously reported that on November 8, 2002, the Foundation filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Although the Foundation is the only named party to the proceedings, several parties, including the Bank, were parties in interest in the proceedings. The bankruptcy was pending in the United States Bankruptcy Court for the Western District of Virginia. The United States District Court for the Western District of Virginia confirmed the Foundation’s Plan of Reorganization, which Plan became effective on June 3, 2003 (the “Confirmed Plan”).

Details concerning this event have been disclosed in the Form 10-KSB Annual Reports Pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934 and Form 10-QSB Quarterly Reports Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 filed by the Bank, including the Form 10-KSB for the year ended December 31, 2002 and the Forms 10-QSB for the quarters ended March 31, 2003, June 30, 2003, and September 30, 2003, all of which were filed with the Federal Reserve Board.

Since the confirmation of the plan, the Bank has received payments as required under the Confirmed Plan.

Taking the events set forth above into consideration, the Bank believes that its loan loss reserve for this loan is adequate.

Except as set forth above, the Bank is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 4. Submission or Matters to a Vote of Security Holders.

No matters were submitted to vote to the security holders of Financial during the quarter ended December 31, 2003. The Bank submitted one matter to vote to its security holders during the quarter ended December 31, 2003.

(a) During the quarter ended December 31, 2003, the Bank held a special meeting of shareholders on December 17, 2003 at 11:00 a.m. in Lynchburg, Virginia.

(b) The Bank did not elect directors at this special meeting.

(c) At the special meeting, the shareholders voted in favor of a proposal to approve the Agreement and Plan of Share Exchange pursuant to which the shareholders of the Bank exchanged their shares of common stock for common stock in Financial (the “Proposal”). At the special meeting, the number of votes for, against or withheld, as well as the number of abstentions and broker non-votes, as to the Proposal was as follows:

Number of Votes Cast For	Number of Votes Against	Number of Abstentions	Number of Broker Non-Votes
560,591	1,875	950	0

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Common Stock of Financial is quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol BOJF (BOJF.OB on some systems). The volume of trading of shares of Common Stock has not been extensive. Prior to January 2, 2004, the common stock of the Bank was traded on the OTCBB under the symbol BOTJ. All of the prices set forth in the table below are for the Bank’s common stock. The following table sets forth the quarterly high and low bid prices for each quarter in fiscal 2003 and 2002 for the Bank as reported by the OTC Bulletin Board (www.OTCBB.com/Nasdaq Data Products, Historical Data Service):

Fiscal 2003	High	Low	Fiscal 2002	High	Low
First Quarter	14.65	13.50	First Quarter	13.75	11.50
Second Quarter	17.00	14.25	Second Quarter	14.75	13.05
Third Quarter	19.00	16.25	Third Quarter	14.80	14.75
Fourth Quarter	26.50	17.60	Fourth Quarter	15.50	12.50

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Financial declared a 10% stock dividend payable on January 27, 2004 to all shareholders of record as of January 2, 2004. The prices set forth above have not been adjusted to reflect this dividend.

As of March 22, 2004 (the most recent date available), the Common Stock traded for $23.20 per share. As of March 22, 2004, there were 1,029,267 shares of Common Stock outstanding, which shares are held by approximately 2,064 shareholders of record. Neither Financial nor the Bank prior to the formation of Financial has declared or paid a cash dividend on its Common Stock.

Financial is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Additionally, Financial intends to follow a policy of keeping retained earnings, if any, for the purpose of increasing net worth and reserves of the Bank during its initial years of operation in order to promote the Bank’s growth and ability to compete in its market area. As a result, Financial does not anticipate paying a cash dividend on its Common Stock in 2004.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “expect,” “intend,” “anticipate,” “plan” and similar expressions and variations thereof identify certain of such forward-looking statements which speak only as of the dates on which they were made. Financial undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Such factors include, but are not limited to competition, general economic conditions, potential changes in interest rates, and changes in the value of real estate securing loans made by the Bank.

Subsequent Events

Bank of the James Financial Group, Inc. (“Financial”) was incorporated under the laws of the Commonwealth of Virginia on October 3, 2003 and is a bank holding company for Bank of the James (the “Bank”). Effective January 1, 2004, pursuant to an Agreement and Plan of Share Exchange dated October 9, 2003 (the “Agreement”) between Financial and the Bank, and approved by the shareholders of the Bank at a special meeting of shareholders held on December 17, 2003, Financial acquired all of the outstanding stock of the Bank in a statutory share exchange transaction. Under the terms of the Agreement, the shares of the Bank’s common stock were exchanged for shares of Financial on a one-for-one basis.

Following completion of the share exchange, Financial became the successor issuer to the Bank, pursuant to Rule 12g-3 (promulgated under the Securities Exchange Act of 1934).

As of the date hereof, the sole business of Financial is the ownership of the capital stock of the Bank. Financial had no business until January 1, 2004 and unless otherwise noted all of the financial results and statements referenced herein refer to the results and statements of the Bank.

Critical Accounting Policies

Financial’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use in estimating risk. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Because Financial has a relatively short operating history, historical trends do not provide sufficient information to judge the adequacy of the allowance for loan losses. Therefore, management considers industry trends and peer comparisons in addition to historical experience to evaluate the allowance for loan losses.

The method for determining the allowance for loan losses is discussed more fully under “Provision and Allowance for Loan Losses” below.

General

The Bank is a Virginia banking corporation headquartered in Lynchburg, Virginia. The Bank was incorporated under the laws of the Commonwealth of Virginia as a state chartered bank in 1998 and began banking operations in July, 1999.

The Bank is a community-oriented financial institution that provides varied banking services to individuals, small and medium-sized businesses, and professional concerns in the Central Virginia, Region 2000 area, which encompasses the seven jurisdictions of the Town of Altavista, Amherst County, Appomattox County, the City of Bedford, Bedford County, Campbell County, and the City of Lynchburg. The Bank strives to provide its customers with products comparable to statewide regional banks located in its market area, while maintaining the prompt response and level of service of a community bank. Management believes this operating strategy has particular appeal in the Bank’s market area.

The Bank’s mission is premised on growing a profitable banking operation in a prudent manner while maintaining high quality service to its customers in Region 2000. Management of the Bank is committed to serving the banking needs of Region 2000 and has developed a marketing strategy that targets and appeals to individuals, small to medium sized businesses, and professional concerns. The Bank believes that it is currently meeting such needs and strives to create other mechanisms with which it will meet the challenges of servicing such customers in the future. Management of the Bank realizes that to remain competitive, the Bank will need to open additional branches and it continues to evaluate options regarding the establishment of additional branches. Management is cognizant of the fact that the population of the Bank’s market area continues to expand and the Bank should be able to grow its deposit base in the future and, as a result, increase its lending opportunities in such communities. Management also is attempting to limit interest rate risk by not making fixed rate loans in excess of five years. The Bank is also mindful of its operating expenses and expects to keep such expenses at a low level. By adhering to the above policies, management intends to enhance the Bank’s profitability in the upcoming year.

The Bank began operating in July, 1999. The operating results of the Bank depend primarily upon its net interest income, which is determined by the difference between (i) interest and dividend income on earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits. The Bank’s net income also is affected by its provision for loan losses, as well as the level of its other operating income, including loan fees and service charges, gains on sales of loans and its other operating expenses, including salaries and employee benefits, occupancy expense, data processing expenses, Federal Deposit Insurance Corporation premiums, miscellaneous other expenses, franchise taxes, and income taxes.

2003 Compared to 2002

The comparison of operating results for the Bank between 2003 and 2002 should be read in the context of the relatively short operating history of the Bank. The Bank began operations on July 22, 1999, opened the Chestnut Hill Branch as its second location in November, 2000, opened the Madison Heights Branch as its third location in June, 2002, opened the Forest Branch in February, 2004 as its fourth location and opened its Mortgage Division in March 2001. Thus, the results for the year ended December 31, 2002 reflect the result of operations for the Madison Heights Branch for approximately six months while the results for the year ended December 31, 2003 include results from the Madison Heights Branch for a full year.

Earnings Summary for the Bank

The net income for the Bank for the year ended December 31, 2003 was $1,416,000 or $1.51 per basic and $1.47 per diluted share compared with net income of $814,000 or $0.87 per basic and $0.85 per diluted share for the year ended December 31, 2002. Note 9 of the Financial Statements provides additional information with respect to the calculation of the Bank’s earnings per share.

The increase in net income of $602,000 in 2003 compared to 2002 was due in large part to the following factors: i) the Bank’s fixed costs were spread over a larger base of business; ii) an increase in non-interest income; and iii) an increase in the size of the loan portfolio, the Bank’s primary method of investment.

These operating results represent a return on average shareholders’ equity of 13.20% for the year ended December 31, 2003 compared to 8.55% for the year ended December 31, 2002. Return on average assets for the year ended December 31, 2003 was 1.14% compared to 0.84% in 2002.

Financial Condition Summary of the Bank

The Bank’s total assets were $145,011,000 at December 31, 2003, an increase of $30,940,000 or 27.1% from $114,071,000 compared with December 31, 2002. The increase may be attributed to strong deposit growth from $103,509,000 for the period ended December 31, 2002 to $133,486,000 at the end of the same period in 2003, for an increase of 29.0%. Non- interest-bearing deposits increased $2,099,000 or 14.7% from $14,321,000 at December 31, 2002 to $16,420,000 at December 31, 2003. Interest-bearing deposits increased $27,877,000 or 31.3%. from $89,189,000 at December 31, 2002 to $117,066,000 at December 31, 2003. In the fall of 2003, the Bank introduced a new savings account known as “Peaks Savings.” The Peaks Savings accounts pay interest at above market rates and the product was well received by Bank customers. The significant portion of the increase in interest-bearing deposits is attributable to the Peaks Savings product.

Loans, net of unearned income and the loan loss provision, increased from $85,750,000 as of December 31, 2002 to $114,604,000 as of December 31, 2003, an increase of 33.6%. This increase can be attributed to a continued low interest rate environment that made borrowing attractive to the Bank’s customers, the Bank’s increased presence in the market, and the Bank’s reputation for service. Cash and cash equivalents increased from $8,299,000 in 2002 to $10,217,000 in 2003. This increase was due to deposits increasing more than loans and the investment of those deposits in overnight Fed Funds which are cash equivalents. Securities available-for-sale decreased $1,514,000 in 2003 to $6,963,000 from

$8,478,000 at December 31, 2002. Securities held to maturity (not marked to market) decreased from $8,000,000 as of December 31, 2002 to $7,993,000 as of December 31, 2003. These decreases are attributable in large part to the call or maturity of securities in the Bank’s portfolio.

Shareholders’ equity increased $1,335,000, or 13.4% from December 31, 2002 to December 31, 2003. The increase resulted from Bank’s operating income and was partially offset by a decrease in the value of unrealized gains on securities available for sale. At December 31, 2003 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions.

Net Interest Income and Net Interest Margin for the Bank

The fundamental source of the Bank’s revenue, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. The significant categories of earning assets are loans, federal funds sold, and investment securities, while deposits represent interest bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operation. Net interest income for 2003 increased $1,516,000 to $5,486,000 or 38.2% from net interest income of $3,970,000 in 2002. The growth in net interest income was due to the increase in average interest-earning assets which was the result of growth in the loan portfolio funded by the growth in deposits and an increase in the net interest margin. The net interest margin increased to 4.68% in 2003 from 4.31% in 2002. The average rate on earning assets decreased 46 basis points from 7.08% in 2002 to 6.62% in 2003 and the average rate on interest-bearing liabilities decreased from 2.91% in 2002 to 2.01% in 2003. Although the Bank cannot predict with certainty future interest rate decisions by the Federal Open Market Committee (“FOMC”), the Bank believes that the rates being offered on both loans and deposits can be adjusted to maintain an acceptable net interest margin.

Non-Interest Income of the Bank

Non-interest income increased to $1,626,000 (not including $15,000 in gains from sales of securities) in 2003 from $1,380,000 in 2002. The significant increase in non-interest income for 2003 was due to additional service charges on an increased number of deposit accounts plus the fees generated by the Mortgage Division. During the first three quarters of 2003, mortgage loan volume continued to be strong, driven largely by mortgage refinancing stimulated by low interest rates. This sharp increase in mortgage loans provided opportunities to establish many new banking relationships by providing more bank services and products to new customers. The Mortgage Division originated 468 mortgage loans, totaling $52,670,214 in 2003 as compared with 423 loans totaling $46,405,000 during the year ended December 31, 2002. For the year ended December 31, 2003, the Mortgage Division accounted for 5.57% of the Bank’s pre-tax earnings.

For the year ended December 31, 2003 non-interest income represented 17.33% of the Bank’s total revenues and remained steady when compared to the figure of 17.55% for the prior year. One of the Bank’s goals is to continue to evaluate and identify new sources of non-interest income as well as enhance existing ones. For example, to increase non-interest income, the Bank has purchased a membership interest in a limited liability company that issues title insurance policies.

Non-Interest (Operating) Expense of the Bank

Non-interest, or operating, expense was $4,405,000 in 2003 compared to $3,492,000 in 2002. The significant increase in expense can be attributed to increased occupancy expense, an increase in equipment depreciation expenses, and increase in outside expenses, including costs associated with the formation of Financial, and an increase in the number of employees necessary to accommodate the Bank’s growth. Total personnel expense increased to $1,800,000 in 2003 from $1,454,000 in 2002 primarily as a result of staffing of the Madison Heights Branch and increased staffing at the Bank’s main office. Variable expenses, including data processing fees and credit expenses also increased because of the Bank’s growth.

While the Bank’s growth necessitated an increase in staff, space, and operating expenses, the Bank was able to increase its productivity and improve its efficiency ratio (that is, the cost of producing each dollar of revenue) from 65.28% in 2002 to 61.95% in 2003.

Provision and Allowance for Loan Losses for the Bank

Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb the estimated losses inherent in the loan portfolio. Both the amount of the provision and the level of the allowance for loan losses are impacted by many factors, including general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower.

Prior to January, 2001 management provided for loan losses at a rate of 1.25%, which approximated its peer group average. Beginning in January 2001 management revised its method for determining the allowance for loan losses. At that time a loan loss provision risk rating system was formulated for commercial loans based on existing levels used by peer banks and the Bank’s actual experience. The “tiering” system (see Table 1 below) allows for each commercial loan to be classified by management based on their perceived level of risk when such factors as collateral adequacy/value, cash flow/capacity to repay debt, credit history, and other factors are taken into account.

Table 1 — Bank of the James Tiered Risk Weighting System for Commercial Loans

Risk Categories	Classification	% of Loan Provided for in Loan Loss Reserve
RISK 1	Excellent	0%

RISK 2	Above Average	1/2%

RISK 3	Satisfactory	1%

RISK 4	Special Mention	5%

RISK 5	Substandard	15%

RISK 6	Doubtful	50%

RISK 7	Loss	100%

At the Board of Directors meeting on March 15, 2001, the board voted to change the loan loss reserve percentage for commercial loans from 1.25% of the loan portfolio to the greater of 1.00% or the amount determined by the tiering system set forth in Table 1. In addition, the Bank accrues a loan loss reserve of 1.50% for consumer loans and 0.50% for real estate loans. Management anticipates that the new loan loss policy will more closely approximate actual losses.

The Bank’s reserve for possible loan losses increased from $1,081,000 in 2002 to $1,451,000 in 2003, or 1.25% of the Bank’s total loan portfolio. This increase resulted from increased loan volume and the application of the Bank’s loan loss provision rating system discussed above.

The Bank retained the services of an external loan review firm to examine its loan portfolio in the second week of February 2002. After examination of approximately 91 loans totaling $16,933,000 in exposure, or approximately 24% of the Bank’s total outstanding loan balances, the results of the external loan review showed the Bank’s loan portfolio to be sound and the credit underwriting practices to be fully satisfactory as compared to peer group institutions.

The Bank retained the services of an external loan review firm to examine its loan portfolio in the last week of March 2003. After examination of approximately 102 loans totaling $34,240,000 in exposure, or approximately 38.6% of the Bank’s total outstanding loan balances, the results of the external loan review showed the Bank’s loan portfolio to be sound and the credit underwriting practices to be fully satisfactory as compared to peer group institutions.

The Bank again has retained the services of an external loan review firm to examine its loan portfolio. The firm will perform the examination beginning in the last week of March 2004.

In addition, the Bank currently is implementing a system whereby it will, on a quarterly basis, calculate the impairment of loans on an individual basis and make corresponding adjustment to the loan loss reserve.

Income Tax Expense of the Bank

For the year ended December 31, 2003, the Bank had a federal income tax expense of $738,000. Note 8 of the Financial Statements provides additional information with respect to current federal income tax expense and the deferred tax accounts.

Liquidity

The liquidity of Financial depends primarily on the dividends paid to it by the Bank. Payment of cash dividends by the Bank is limited by regulations of the Federal Reserve Board and is tied to the regulatory capital requirements.

The objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Stable core deposits and a strong capital position are the components of a solid foundation for the Bank’s liquidity position.

Funding sources primarily include paid-in capital and customer-based deposits but also include borrowed funds and cash flow from operations. Management proactively has been examining alternative sources of funding, including but not limited to lines of credit, sale of investment securities, purchase of federal funds, term loans through the Federal Home Loan Bank and correspondents, and brokered certificate of deposit arrangements. Management believes that the Bank has the ability to meet its liquidity needs.

Capital Resources

Capital adequacy is an important measure of financial stability and performance. Management’s objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profiles of financial institutions. The guidelines define capital as Tier 1 (primarily common shareholders’ equity, defined to include certain debt obligations) and Tier 2 (the remainder generally consisting of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general valuation allowance for loan losses). Note 14 of the Financial Statements shows the minimum capital requirements and the Bank’s capital position as of December 31, 2003 and 2002. As set forth in Note 14, the Bank’s regulatory capital levels exceed those established for well-capitalized institutions.

The Bank was initially capitalized through a public offering of its common stock, $4.00 par value per share (“Common Stock”), at $10.00 per share (the “Offering”). The Offering, which concluded in February, 1999, resulted in a capitalization of the Bank of $9,356,300. As a result of the Offering and funds generated from operations, the Bank has sufficient capital with which to operate and consequently Financial has no current plans to raise additional capital through another issuance of Common Stock or otherwise.

At December 31, 2003, shareholders’ equity was $11,309,000 compared to $9,973,000 at December 31, 2002. As discussed more fully in “Financial Condition Summary” above, the increase in shareholders’ equity is attributable to the net income earned in 2003.

Lending by the Bank

The Bank has comprehensive policies and procedures which cover both commercial and consumer loan origination and management of credit risk. Loans are underwritten in a manner that focuses on the borrowers’ ability to repay. The Bank’s goal is not to avoid risk, but to manage it and to include credit risk as part of the pricing decision for each product.

Total loans, net of fees and premiums and discounts and the loan loss provision, increased to $114,604,000 as of December 31, 2003 compared to $85,750,000 as of December 31, 2002. As of December 31, 2003, the Bank had $100,000 in non-accrual loans compared with $42,000 at December 31, 2002. The Bank continues to pursue an aggressive charge off policy that also yields loan recoveries.

The Bank’s loan portfolio consists of commercial short-term lines of credit, term loans, mortgage financing and construction loans that are used by the borrower to build or develop real estate properties, and consumer loans. The consumer portfolio includes residential real estate mortgages, home equity lines and installment loans.

Management’s focus on finding alternative sources of funding discussed above is being done so that the Bank can continue to make loans and grow its loan portfolio. Continued loan growth is essential for the Bank to be viewed by its potential customers as a willing lender.

Investment Securities of the Bank

The investment securities portfolio of the Bank is used as a source of income and liquidity. The portfolio of securities available for sale has decreased to $6,963,000 as of December 31, 2003 from $8,478,000 as of December 31, 2002. This decrease can be attributed to the call or maturity of securities in the Bank’s portfolio.

Deposited funds are generally invested in overnight vehicles (Fed Funds) until approved loans are funded. The decision to purchase investment securities is made based on several factors or a combination thereof, some of which are as follows:

a) The fact that yields on acceptably rated investment securities (S&P “A” rated or better) are significantly better than the overnight Fed Funds rate;

b) Whether demand for loan funding exceeds the rate at which deposits are growing, which leads to higher or lower levels of surplus cash;

c) Management’s target of maintaining approximately 8% of the Bank’s total assets in a combination of Fed Funds and investment securities (aggregate of available for sale and held to maturity portfolios);

d) Whether the maturity or call schedule meets management’s asset/liability plan.

Available for sale securities (as opposed to held to maturity securities) may be liquidated at any time as funds are needed to fund loans. Liquidation of securities may result in a net loss or net gain depending on current bond yields available in the primary and secondary markets and the shape of the US Treasury yield curve. Management is cognizant of its credit standards policy and does not feel pressure to maintain loan growth at the same levels as deposit growth and thus sacrifice credit quality in order to avoid security purchases.

Securities held to maturity decreased from $8,000,000 as of December 31, 2002 to $7,993,000 as of December 31, 2003. The decision to invest in securities held to maturity is based on the same factors as the decision to invest in securities available for sale except that management invests surplus funds in securities held to maturity only after concluding that such funds will not be necessary for liquidity purposes during the term of such security.

The balancing of the above factors along with the investment policy that management currently has in place contributed to the decrease in the investment securities portfolio during 2003.

Interest Rate Sensitivity

The most important element of asset/liability management is the monitoring of the Bank’s sensitivity to interest rate movements. The income stream of the Bank is subject to risk resulting from interest rate fluctuations to the extent there is a difference between the amount of the Bank’s interest earning assets and the amount of interest bearing liabilities that are prepaid, mature or reprice in specified periods. The Bank’s goal is to maximize net interest income with acceptable levels of risk to changes in interest rates. Management seeks to meet this goal by influencing the maturity and re-pricing characteristics of the various lending and deposit taking lines of business and by managing discretionary balance sheet asset and liability portfolios.

Management also is attempting to limit interest rate risk by not making fixed rate loans in excess of five years. The Bank established the Mortgage Loan Division to serve potential customers that desired fixed rate loans in excess of five years. The Bank will not hold such mortgage loans on its books and thus will not be subject to the interest rate risks inherent with these fixed rate loans.

Management believes that the Bank has been successful in managing its interest rate margins despite numerous rate cuts by the FOMC since 2001. During 2003, the Bank’s prime rate decreased from 4.25% to 4.00%. In large part because of the decreasing interest rates, the Bank’s interest rate margin was under pressure and the Bank’s spread on earning assets to interest bearing liabilities increased from 4.17% in 2002 to 4.61% in 2003. Management combated this pressure by constantly monitoring and repricing deposits.

The Bank’s management monitors interest rate levels on a daily basis and meets in the form of the Asset/Liability Committee (“ALCO”) at a minimum of weekly or when a special situation arises (e.g., FOMC unscheduled rate change). The following reports and/or tools are used to assess the current interest rate environment and its impact on the Bank’s earnings and liquidity: monthly and year to date net interest margin and spread calculations, monthly and year to date balance sheet and income statements versus budget (including quarterly interest rate shock analysis), quarterly net portfolio value analysis, a weekly survey of rates offered by other local competitive institutions, and GAP Analysis.

GAP Analysis matches maturities or repricing dates of interest sensitive assets to those of interest sensitive liabilities. If a mismatch exists, it affects profitability. This tool uses a “Gap” to measure mismatches. Its formula is:

(Maturing Assets – Maturing Liabilities)/Total Earning Assets = Gap

Each maturity term, or “bucket,” has a Gap. The greater the number of buckets used (i.e., the shorter the length of each maturity term), the more accurate the results. It is common to break the first year into twelve buckets, the next two years into quarterly buckets, and subsequent years into annual buckets. The Bank concentrates mainly on the following two buckets: 1 day to 1 year and 1 day to 3 years.

The Bank currently subscribes to computer simulated modeling tools made available through its core data processing firm, FinPro, to aid in GAP Analysis calculation. In addition to monitoring by the ALCO Committee, the board is informed of the current GAP situation and its effect on earnings at the monthly board meetings.

Current Trends

A variety and wide scope of economic factors affect the Bank’s success and earnings. Although interest rate trends are one of the most important of these factors, the Bank believes that interest rates cannot be predicted with a reasonable level of confidence and therefore does not attempt to do so with complicated economic models. Management believes that the best defense against wide swings in interest rate levels is to minimize vulnerability at all potential interest rate levels. Rather than concentrate on any one interest rate scenario, the Bank prepares for the opposite as well in order to safeguard margins against the unexpected.

The downward trend in interest rates during 2003 was due to the actions of the FOMC resulting from a slowing economy compounded by the effects of the events of September 11. As of March 22, 2004, the FOMC has stated that it would be “patient” with respect to future interest rate increases. Although it cannot be certain, management believes that long term interest rates will either remain stable or trend upward throughout the remainder of 2004. Given the FOMC’s recent statements, short term rates cannot be predicted. An increased long term interest rate is likely to have an adverse impact on the Mortgage Division, primarily due to reduced refinancing opportunities.

Item 7. Financial Statements.

The following financial statements are filed as a part of this report following Item 13 below:

Independent Auditors’ Report

Financial Statements

Balance Sheets, December 31, 2003 and 2002

Statements of Operations, Years Ended December 31, 2003 and December 31, 2002

Statements of Comprehensive Income, Years Ended December 31, 2003 and December 31, 2002

Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2003 and December 31, 2002

Statements of Cash Flows, Years Ended December 31, 2003 and December 31, 2002

BANK OF THE JAMES

Lynchburg, Virginia

Financial Statements

for years ended

December 31, 2003 and 2002

BANK OF THE JAMES

Report of Independent Auditors

The Board of Directors and Stockholders

Bank of the James

Lynchburg, Virginia

We have audited the accompanying balance sheets of Bank of the James as of December 31, 2003 and 2002, and the related statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bank of the James as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland

Lynchburg, Virginia January 9, 2004

BANK OF THE JAMES

Balance Sheets

December 31, 2003 and 2002

Assets

	2003	2002
Cash and due from banks	$5,247,441	$3,803,513
Federal funds sold	4,970,000	4,495,000

Total cash and cash equivalents	10,217,441	8,298,513

Securities held-to-maturity	7,993,353	8,000,000
Securities available-for-sale	6,962,845	8,477,818
Loans, net	114,603,608	85,749,996
Premises and equipment, net	3,631,725	2,220,514
Community Banker’s Bank stock	55,650	55,650
Federal Reserve Bank stock	280,700	280,700
Federal Home Loan Bank stock	179,700	129,800
Interest receivable	729,137	613,301
Deferred tax asset	242,423	161,175
Other assets	113,949	83,620

Total assets	$145,010,531	$114,071,087

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing demand	$16,420,335	$14,320,611
NOW, money market and savings	44,516,687	28,737,750
Time	72,549,119	60,451,117

Total deposits	133,486,141	103,509,478

Income taxes payable	37,901	335,249
Interest payable	80,814	111,878
Other liabilities	97,144	141,185

Total liabilities	133,702,000	104,097,790

Stockholders’ equity
Common stock $4 par value; authorized 10,000,000 shares; issued and outstanding 935,630 shares	3,742,520	3,742,520
Additional paid-in-capital	5,613,780	5,613,780
Unrealized gain on securities available-for-sale	12,141	93,279
Accumulated earnings (deficit)	1,940,090	523,718

Total stockholders’ equity	11,308,531	9,973,297

Total liabilities and stockholders’ equity	$145,010,531	$114,071,087

See notes to financial statements.

BANK OF THE JAMES

Statements of Income

Years ended December 31, 2003 and December 31, 2002

	2003	2002
Interest income
Loans	$7,077,601	$5,851,238
Federal funds sold	37,633	100,374
Securities
U.S. Government and agency obligations	534,764	359,765
Other	104,412	210,456

Total interest income	7,754,410	6,521,833

Interest expense
Federal funds purchased	9,493	279
Deposits
NOW, money market and savings	323,139	260,325
Time deposits	1,936,046	2,290,804

Total interest expense	2,268,678	2,551,408

Net interest income	5,485,732	3,970,425

Provision for loan losses	552,072	624,157

Net interest income after provision for loan losses	4,933,660	3,346,268

Other operating income
Service charges, fees, and commissions	1,610,865	1,379,806
Gain on sale of securities	15,127	—

Total other operating income	1,625,992	1,379,806

Other operating expenses
Salaries and employee benefits	1,800,169	1,453,617
Occupancy	261,503	221,961
Equipment	576,722	410,372
Supplies	219,078	179,339
Outside expenses	721,106	573,068
Marketing	204,331	157,147
Credit expense	217,372	193,807
Other	404,986	303,005

Total other operating expenses	4,405,267	3,492,316

Income before income taxes	2,154,385	1,233,758
Income tax (expense) benefit	(738,013)	(419,460)

Net income	$1,416,372	$814,298

Income per common share - basic	$1.51	$0.87

Income per common share - diluted	$1.47	$0.85

See notes to financial statements.

BANK OF THE JAMES

Statements of Comprehensive Income

Years ended December 31, 2003 and December 31, 2002

	2003	2002
Net income	$1,416,372	$814,298

Other comprehensive income, net of tax
Unrealized gains on securities	(71,154)	37,687
Less: reclassification adjustment	(9,984)	—

Comprehensive income	$1,335,234	$851,985

See notes to financial statements.

BANK OF THE JAMES

Statements of Changes in Stockholders’ Equity

Years ended December 31, 2003 and December 31, 2002

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2001	$3,742,520	$5,613,780	$55,592	$(919,907)	$8,491,985
Net income	—	—	—	157,147	157,147
Change in net unrealized gains on securities available-for-sale net of deferred taxes of $48,053	—	—	37,687	—	37,687

Balance at December 31, 2002	$3,742,520	$5,613,780	$93,279	$(762,760)	$8,686,819

Net income	—	—	—	814,298	814,298
Change in net unrealized gains on securities available-for-sale net of deferred taxes of $6,255	—	—	(71,154)	—	(71,154)
Reclassification adjustment for gains included in net income, net of income tax expense $(5,143)	—	—	(9,984)	—	(9,984)

Balance at December 31, 2002	$3,742,520	$5,613,780	$12,141	$51,538	$9,419,979

See notes to financial statements.

BANK OF THE JAMES

Statements of Cash Flows

Years ended December 31, 2003 and December 31, 2002

	2003	2002
Cash flows from operating activities
Net income	$1,416,372	$821,438
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	370,507	312,098
Net amortization and accretion of premiums and discounts on securities	22,584	14,022
Gain on sale of available-for-sale securities	(15,127)	—
Provision for loan losses	552,072	624,157
Provision for deferred income taxes	(6,311)	(7,140)
(Increase) decrease in interest receivable	(115,836)	(246,359)
(Increase) decrease in other assets	(30,329)	110,002
Increase in income taxes payable	(330,487)	269,560
Increase (decrease) in interest payable	(31,064)	(8,873)
Increase (decrease) in other liabilities	(44,041)	56,941

Net cash provided by operating activities	1,788,340	1,945,846

Cash flows from investing activities
Purchases of securities held-to-maturity	(5,000,000)	(8,000,000)
Proceeds from maturities and calls of securities held-to-maturity	5,000,000	—
Decrease in interest bearing deposits	—	100,000
Purchases of securities available-for-sale	(5,000,000)	(6,000,000)
Proceeds from maturities and calls of securities available-for-sale	5,390,227	3,527,315
Proceeds from sale of securities available-for-sale	1,001,000	—
Purchase of Community Banker’s Bank stock	—	(18,550)
Purchases of Federal Reserve Bank stock	—	(20,150)
Origination of loans, net of principal collected	(29,486,363)	(22,543,931)
Recoveries on loans charged off	80,679	17,913
Purchases of premises and equipment	(1,781,718)	(963,839)

Net cash used in investing activities	(29,846,075)	(33,946,642)

Cash flows from financing activities
Net increase in deposits	29,976,663	37,320,689

Net cash provided by financing activities	29,976,663	37,320,689

Increase (decrease) in cash and cash equivalents	1,918,928	5,319,893

Cash and cash equivalents at beginning of year	8,298,513	2,978,620

Cash and cash equivalents at end of year	$10,217,441	$8,298,513

See notes to financial statements.

BANK OF THE JAMES

Notes to Financial Statements

December 31, 2003 and 2002

Note 1 - Organization

Bank of the James was incorporated on October 23, 1998, and began banking operations on July 22, 1999. The Bank is a Virginia chartered bank and is engaged in lending and deposit gathering activities in Region 2000, which includes the counties of Amherst, Appomattox, Bedford and Campbell and the cities of Bedford and Lynchburg, Virginia. It operates under the laws of Virginia and the Rules and Regulations of the Federal Reserve System and the Federal Deposit Insurance Corporation. The Bank’s four locations consist of three in Lynchburg, Virginia, one of which is the Mortgage Division, and one in Madison Heights, Virginia.

On December 17, 2003, the Bank’s stockholders approved the Agreement and Plan of Share Exchange Between Bank of the James Financial Group and Bank of the James dated October 9, 2003, providing for the Bank of the James to become a wholly owned subsidiary of Bank of the James Financial Group, Inc. The transaction will become effective January 1, 2004.

Note 2 - Summary of significant accounting policies

The following is a description of the significant accounting and reporting policies the Bank follows in preparing and presenting its financial statements.

Basis of presentation

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include cash, due from banks and federal funds sold.

Securities

The Bank classifies its securities in three categories: (1) debt securities that the Bank has the positive intent and ability to hold to maturity are classified as “held-to-maturity securities” and reported at amortized cost. Amortization of premiums and accretion of discounts are adjusted on a basis which approximates the level yield method; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in net income; and (3) debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from net income and reported in a separate component of stockholders’ equity.

The Bank does not engage in trading securities. Gains or losses on disposition of securities are based on the net proceeds and adjusted carrying values of the securities called or sold, using the specific identification method.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to net income, resulting in the establishment of a new cost basis for the security.

(continued)

BANK OF THE JAMES

Notes to Financial Statements

December 31, 2003 and 2002

Note 2 - Summary of significant accounting policies (continued)

Loans

Loans are carried at their principal amount outstanding. Interest income is recorded as earned on an accrual basis.

The Bank uses the allowance method in providing for possible loan losses. The provision for loan loss is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level to cover known and inherent risk of loss in the loan portfolio. In determining the provision amount, management gives consideration to current and anticipated economic conditions, the growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, and other factors. Management believes that the allowance for loan losses is adequate. While management uses the best information available to make evaluations, future adjustments may be necessary if economic and other conditions differ substantially from the assumptions used.

Interest related to non-accrual loans is recognized on the cash basis. Loans are generally placed on non-accrual status when the collection of principal and interest is 90 days or more past due.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Management considers loans to be impaired when based on current information and events, it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors that influence management’s judgments include, but are not limited to, loan payment pattern, source of repayment, and value of collateral. A loan would not be considered impaired if an insignificant delay in loan payment occurs and management expects to collect all amounts due. The major sources for identification of loans to be evaluated for impairment include past due and non-accrual reports, internally generated lists of certain risk grades, and regulatory reports of examination. Impaired loans are measured using either the discounted expected cash flow method or the value of collateral method. When the ultimate collectibility of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal.

Property, equipment and depreciation

Property and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets on the straight-line basis. Leasehold improvements are amortized over a term which includes the remaining lease term and probable renewal periods. Expenditures for major renewals and betterments are capitalized and those for maintenance and repairs are charged to operating expenses as incurred.

(continued)

BANK OF THE JAMES

Notes to Financial Statements

December 31, 2003 and 2002

Note 2 - Summary of significant accounting policies (concluded)

Income taxes

The Bank computes its income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered in income.

Comprehensive income

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity.

The Bank is required to classify items of other comprehensive income (such as net unrealized gains (losses) on securities available-for-sale) by their nature in a financial statement and present the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. It does not require per share amounts of comprehensive income to be disclosed.

In accordance with the provisions of the SFAS 130, the Bank has included in the accompanying financial statements, comprehensive income resulting from such activities. Comprehensive income consists of the net income or loss and net unrealized income or losses on securities available-for-sale. These amounts are reported net of the income tax benefit less any related allowance for realization. Also, accumulated other comprehensive income is included as a separate disclosure within the statements of changes in stockholders’ equity in the accompanying financial statements.

Marketing

The Bank expenses marketing costs as incurred.

Note 3 - Restrictions on cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were approximately $3,508,000 and $2,211,000 for the weeks including December 31, 2003 and 2002, respectively.

BANK OF THE JAMES

Notes to Financial Statements

December 31, 2003 and 2002

Note 4 - Securities

A summary of the amortized cost and carrying value of securities by maturity distribution follow:

	December 31, 2003
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	Losses
Held to Maturity
U.S. Government and agency obligations	$7,993,353	$5,892	$(74,034)	$7,925,211

Available-for-sale
U.S. Government and agency obligations	$5,171,349	$38,029	$(8,950)	$5,200,428
Mortgage-backed securities	1,773,100	8,191	(18,874)	1,762,417

	$6,944,449	$46,220	$(27,824)	$6,962,845

	December 31, 2002
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	Losses
Held to Maturity
U.S. Government and agency obligations	$8,000,000	$119,265	$—	$8,119,265

Available-for-sale
U.S. Government and agency obligations	$6,000,000	$93,770	$—	$6,093,770
Mortgage-backed securities	1,332,897	24,991		1,357,888
Corporate obligations	1,003,590	22,570	—	1,026,160

	$8,336,487	$141,331	$—	$8,477,818

The amortized costs and fair values of securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available-for-Sale
	Amortized Cost	Fair Values	Amortized Cost	Fair Values
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	5,160,357	5,152,341
Due after ten years	7,993,353	7,925,211	1,784,092	1,810,504

	$7,993,353	$7,925,211	$6,944,449	$6,962,845

(continued)

BANK OF THE JAMES

Notes to Financial Statements

December 31, 2003 and 2002

Note 4 – Securities (concluded)

The Bank sold $1,000,100 of securities available-for-sale in 2003 with a realized gains on the sales totaling $15,127. There were no sales of securities in 2002.

The amortized costs of securities pledged to collateralize public deposits were approximately $2,000,000 (fair value of $2,025,300 and $1,022,130) at December 31, 2003 and 2002.

Note 5 - Loans and allowance for loan losses

A summary of loans, net is as follows:

	December 31
	2003	2002
Real estate - residential	$51,808,397	$38,832,680
Commercial loans	45,454,947	32,618,948
Installment and other	18,790,840	15,379,464

Total loans	116,054,184	86,831,092
Less allowance for loan losses	1,450,576	1,081,096

Net loans	$114,603,608	$85,749,996

The activity in the allowance for loan losses for 2003 and 2002 is summarized as follows:

	2003	2002
Balance at beginning of period	$1,081,096	$746,797
Provision charged to operations	552,072	624,157
Loan charge-off	(263,270)	(307,771)
Loan recoveries	80,678	17,913

Balance at end of period	$1,450,576	$1,081,096

Non-accrual loans were approximately $100,138 at December 31, 2003 and $42,000 at December 31, 2002. Interest income that would have been earned on non-accrual loans, if they had been current in accordance with their original terms, and the recorded interest that was included in income on these loans, was not significant for 2003 and 2002.

The Bank grants primarily commercial, real estate, and installment loans to customers throughout its market area, which consists primarily of Region 2000 which includes, the counties of Amherst, Appomattox, Bedford and Campbell and the cities of Bedford and Lynchburg, Virginia. The real estate portfolio can be affected by the condition of the local real estate market. The commercial and installment loan portfolio can be affected by the local economic conditions.

(continued)

BANK OF THE JAMES

Notes to Financial Statements

December 31, 2003 and 2002

Note 5 - Loans and allowance for loan losses (concluded)

The Bank’s officers, directors and their related interests have various types of loan relationships with the Bank. The total outstanding balances of these related party loans at December 31, 2003 and 2002 were $2,940,851 and $2,480,227, respectively. During 2003, new loans and advances amounted to $1,446,741 and repayments amounted to $986,117. The terms and interest rates of these loans are similar to those for comparable loans with other borrowers of the Bank.

Note 6 – Premises and equipment

Property and equipment at December 31, 2003 and 2002 are summarized as follows:

	December 31
	2003	2002
Land	$461,462	$210,713
Building and improvements	892,690	892,690
Construction in progress	1,110,718	—
Furniture and equipment	1,928,247	1,507,997
Leasehold improvements	455,285	455,284

	4,848,402	3,066,684
Less accumulated depreciation	1,216,677	846,170

Net property and equipment	$3,631,725	$2,220,514

Note 7 - Deposits

A summary of deposit accounts is as follows:

	December 31
	2003	2002
Demand
Non-interest bearing	$16,420,335	$14,320,611
Interest bearing	23,749,513	25,619,087
Savings	20,767,173	3,118,663
Time, $100,000 or more	15,968,815	14,645,716
Other time	56,580,305	45,805,401

	$133,486,141	$103,509,478

(continued)

BANK OF THE JAMES

Notes to Financial Statements

December 31, 2003 and 2002

Note 7 – Deposits (concluded)

At December 31, 2003, maturities of time deposits are scheduled as follows:

Year Ending	Amount
2004	$57,508,609
2005	6,906,318
2006	2,020,335
2007	3,650,930
2008 and thereafter	2,462,928

$72,549,120

Note 8 - Income taxes

Income tax expense attributable to income before income tax expense is summarized as follows:

	December 31
	2003	2002
Current federal income tax expense	$781,086	$413,149
Deferred federal income tax expense (benefit)	(43,073)	6,311

Income tax provision (benefit)	$738,013	$419,460

Income tax expense differed from amounts computed by applying the U.S. Federal income tax rate of 34% to income before income tax expense as a result of the following:

	2003	2002
Computed “expected” income tax provision (benefit)	$732,491	$419,478
Increase (reduction) in income tax benefit resulting from
Non-deductable expenses	3,780	(18)
Affect of rate tiers	1,742	—
Valution allowance	—	—

Income tax provision (benefit)	$738,013	$419,460

(continued)

BANK OF THE JAMES

Notes to Financial Statements

December 31, 2003 and 2002

Note 8 – Income taxes (concluded)

The tax effects of temporary differences and the tax benefit from the net operating loss carryover result in deferred tax assets and liabilities as presented below:

	2003	2002
Deferred tax assets
Allowance for loan losses	$346,097	$242,273
Organizational and start-up expenses	14,691	41,746

Gross deferred tax assets	360,788	284,019
Deferred tax liability
Depreciation	112,110	74,791
Unrealized gain (loss) on available for sale securities	6,255	48,053

Gross deferred tax liability	118,365	122,844

Net deferred tax asset	$242,423	$161,175

Note 9 – Earnings per share

Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the entity.

The basic and diluted earnings per share calculations are as follows:

	2003	2002
Numerator:
Net income available to Shareholders	$1,416,372	$814,298

Denominator:
Weighted-average shares outstanding	935,630	935,630

Basic EPS weighted average shares outstanding	935,630	935,630
Effect of dilutive securities:
Incremental shares attributable to Stock Option Plan	26,159	19,083

Diluted EPS weighted-average shares outstanding	961,789	954,713

Basic earings per share	$1.51	$0.87

Diluted earings per share	$1.47	$0.85

(continued)

BANK OF THE JAMES

Notes to Financial Statements

December 31, 2003 and 2002

Note 10 – Defined Contribution Benefit Plan

The Bank adopted a 401(k) defined contribution plan on October 1, 2000, which is administered by the Virginia Bankers Association. Participants have the right to contribute up to a maximum of 19% of pretax annual compensation or the maximum allowed under Section 401(g) of the Internal Revenue Code, whichever is less. The Bank made a matching contribution to the plan in the amount of 100% and 25%, respectively, of the first 6% of the elective contributions made by the participants. The Bank’s expense for the plan totaled $79,994 and $66,437 for 2003 and 2002, respectively.

Note 11 – Stock option plan

On October 21, 1999, the Board of Directors adopted the “1999 Stock Option Plan” for officers and employees. During the period ended December 31, 1999, 46,800 options were granted at an option exercise price of $10 per share, the fair market price on the date of the grant. The options granted vest over a three-year period in installments, with the first vesting having occurred upon approval by the stockholders. During the year ended December 31, 2001, 17,700 shares were awarded at $11.25 per share, fair market price on the date of the grant. The options granted vest over a two-year period commencing in 2002. During the year ended December 31, 2002, 1,000 and 23,550 shares were awarded at $14.25 and 15.00 per share, fair market price on the date of grant. The options vest over a two year period. During the year ended December 31, 2003, 1,000 and 31,550 shares were awarded at $14.75 and $22.25 per share, fair market price on the date of grant. The options vest over a two year period.

	Available for Grant	Options Granted/ Outstanding
Balance December 31, 2001	12,100	77,900
Authorized	50,000	—
Forfeited	500	(500)
Granted	(24,550)	24,550

Balance December 31, 2002	38,050	101,950
Forfeited	600	(600)
Granted	(32,550)	32,550

Balance December 31, 2003	6,100	133,900

The following summarized information concerning currently outstanding and exercisable options:

Options Exercisable
Exercise Price	Options Granted/ Outstanding	Remaining Contractual Life	Number of Option Vested
$10.00	46,700	5.9	46,700
$11.00	13,200	7.2	13,200
$11.25	17,300	7.9	17,300
$14.25	1,000	8.4	500
$14.75	1,000	9.3	—
$15.00	23,150	8.9	11,575
$22.25	31,550	9.9	—

	133,900		89,275

(continued)

BANK OF THE JAMES

Notes to Financial Statements

December 31, 2003 and 2002

Note 11 - Stock option plan (concluded)

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123, the Bank has adopted the disclosure-only option and elected to apply the provisions of APB No. 25 for financial statement purposes. No stock-based employee compensation cost is reflected in net income for these plans.

Pro forma information regarding net income and earnings per share have been determined as if the Bank had accounted for its employee stock options using the fair value method, and is presented below.

	Year ended December 31, 2003	Year ended December 31, 2002
Net income:
As reported	$1,416,372	$814,298
Deduct: total stock-based compensation cost determined under the fair value method, net of tax
Pro forma	(37,754)	—

	$1,378,618	$814,298

Basic earnings per share:
As reported	$1.51	$0.87
Pro forma	$1.47	$0.87
Diluted earnings per share:
As reported	$1.47	$0.85
Pro forma	$1.43	$0.85

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the year ended December 31, 2003 and 2002; dividend yield of 0%, expected volatility of 10%, a risk-free interest rate of 4.08%, and expected lives of 7 years.

Note 12 – Stockholders’ equity

The Bank is subject to certain legal and regulatory restrictions on the amount of cash dividends it may declare.

On December 17, 2003, the Board of Directors of Bank of the James Financial Group, Inc. declared a 10% stock dividend to shareholders of record on January 2, 2004. The stock dividend will be payable on or about January 27, 2004 and increase outstanding shares of common stock from 935,630 to 1,029,193.

Note 13 – Supplemental cash flow information

The Bank paid $2,251,066 and $2,571,138 for interest for the years ended December 31, 2003 and 2002, respectively.

The Bank paid $1,066,599 and $148,327 for income taxes for the years ended December 31, 2003 and 2002, respectively.

BANK OF THE JAMES

Notes to Financial Statements

December 31, 2003 and 2002

Note 14 - Regulatory matters (All amounts in thousands)

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2002 that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual regulatory capital amounts and ratios for December 31, 2003 and 2002 are also presented in the table below, dollars are in thousands.

As of December 31, 2003, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

	December 2003
	(dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$12,748	10.8%	$9,413	>8.0%	$11,766	>10.0%
Tier I capital (to risk-weighted assets)	$11,297	9.6%	$4,706	>4.0%	$7,060	>6.0%
Tier I capital (leverage) (to average assets)	$11,297	8.2%	$5,531	>4.0%	$6,914	>5.0%

(continued)

BANK OF THE JAMES

Notes to Financial Statements

December 31, 2003 and 2002

Note 14 - Regulatory matters (All amounts in thousands) (continued)

	December 2002
	(dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$9,973	11.2%	$7,146	>8.0%	$8,933	>10.0%
Tier I capital (to risk-weighted assets)	$9,880	11.1%	$3,573	>4.0%	$5,360	>6.0%
Tier I capital (leverage) (to average assets)	$9,880	8.9%	$4,453	>4.0%	$5,566	>5.0%

Note 15 – Contingent liabilities

The Bank rents, under a non-cancelable lease, one of its banking facilities. The initial term of the lease is for five years with an additional renewal term of five years. During 2001, the Bank entered into a three-year non-cancelable lease for its mortgage division. The lease may be renewed for an additional year.

Rental expenses under operating leases were $83,300 and $83,060 for the years ended December 31, 2003 and 2002, respectively.

The current minimum annual rental commitments under the non-cancelable leases in effect at December 31, 2003 are as follows:

Year Ending	Amount
2004	$142,095
2005	209,099
2006	220,349
2007	22,432
2008	228,265
Thereafer	1,386,853

$2,209,093

BANK OF THE JAMES

Notes to Financial Statements

December 31, 2003 and 2002

Note 16 - Financial instruments with off-balance-sheet risk

The Bank is not a party to derivative financial instruments with off-balance-sheet risks such as futures, forwards, swaps and options. The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

Credit risk is defined as the possibility of sustaining a loss because the other party to a financial instrument fails to perform in accordance with the terms of the contract. The Bank’s maximum exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of the instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The Bank requires collateral or other security to support financial instruments when it is deemed necessary. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Types of collateral vary but may include marketable securities, accounts receivable, inventory, and property, plant and equipment.

Financial instruments whose contract amounts represent credit risk are as follows:

	Contract Amounts at December 31
	2003	2002
Commitments to extend credit	$20,609,525	$16,186,539

Standby letters of credit	$1,297,716	$359,426

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing standby letters of credit is generally less than that involved in extending loans to customers because the Bank generally holds deposits equal to the commitment. Management does not anticipate any material losses as a result of these transactions.

BANK OF THE JAMES

Notes to Financial Statements

December 31, 2003 and 2002

Note 17 – Concentration of credit risk

The Bank has a diversified loan portfolio consisting of commercial, real estate and consumer (installment) loans. Substantially all of the Bank’s customers are residents or operate business ventures in its market area consisting primarily of the Lynchburg metropolitan area. Therefore, a substantial portion of its debtors’ ability to honor their contracts and the Bank’s ability to realize the value of any underlying collateral, if needed, is influenced by the economic conditions in this market area.

The Bank maintains a significant portion of its cash balances with one financial institution. Accounts at this institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances were approximately $1,374,080 and $577,940 at December 31, 2003 and 2002, respectively.

Note 18 – Disclosures about fair values of financial instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires the Bank to disclose estimated fair values of its financial instruments.

The following methods and assumptions were used to estimate the approximate fair value of each class of financial instrument for which is practicable to estimate fair value.

Cash and due from banks and federal funds sold

The carrying amount is a reasonable estimate of fair value.

Interest bearing deposits

The carrying amount is a reasonable estimate of fair value.

Securities

The fair value of securities, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as commercial, real estate - residential, real estate - other, loans to individuals and other loans. Each loan category is further segmented into fixed and adjustable rate interest terms.

The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan, as well as estimates for prepayments. The estimate of maturity is based on the Bank’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.

(continued)

BANK OF THE JAMES

Notes to Financial Statements

December 31, 2003 and 2002

Note 18 – Disclosures about fair values of financial instruments (continued)

Deposits

The fair values of non-interest-bearing demand deposits, interest-bearing demand deposits and savings deposits are equal to their carrying amounts since the amounts are payable on demand. The fair value of fixed maturity time deposits and certificates of deposit is estimated by discounting scheduled cash flows through maturity using interest rates currently offered for deposits of similar remaining maturities.

Commitments to extend credit and standby letters of credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not material at December 31, 2003 and 2002, and as such, the related fair values have not been estimated.

The carrying amounts and approximate fair values of the Bank’s financial instruments are summarized as follows:

	December 31, 2003		December 31, 2002
	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$5,247,441	$5,247,441	$3,803,513	$3,803,513
Federal funds sold	4,970,000	4,970,000	4,495,000	4,495,000
Interest bearing deposits	—	—	—	—
Securities
Available for sale	6,962,845	6,962,845	8,477,818	8,477,818
Held to maturity	7,993,353	7,925,211	8,000,000	8,119,265
Loans, net	114,603,608	115,096,404	85,749,996	86,180,901

Total financial assets	$139,777,247	$140,201,901	$110,526,327	$111,076,497

Financial liabilities
Deposits	$133,486,141	$130,312,336	$103,509,478	$102,994,505

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on-balance-sheet and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets that are not considered financial assets include deferred income taxes and bank premises and equipment; a significant liability that is not considered a financial liability is accrued post-retirement benefits. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

BANK OF THE JAMES

Notes to Financial Statements

December 31, 2003 and 2002

Note 19 - Impact of Recently Issued Accounting Standards

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for exit or disposal activities initiated after December 31, 2002; its adoption effective January 1, 2003 did not have a material impact on the financial statements of the Bank.

SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123, was issued in December 2002 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Bank has elected to continue to account for stock-based compensation under Accounting Principles Board No. 25.

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 and amends SFAS No. 133 for certain decisions made by the Financial Accounting Standards Board as part of the Derivatives Implementation Group process and to clarify the definition of a derivative. This statement is effective for contracts entered into or modified after June 30, 2003, except for certain specific issues already addressed by the Derivatives Implementation Group and declared effective that are included in the statement. The adoption of the provisions of this statement is not expected to have a material impact on the financial statements of the Bank.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of this statement did not have a material impact on the financial statements of the Bank.

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 was issued in November 2002 and elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of the provisions of this FASB Interpretation did not have a material impact on the financial statements of the Bank.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities. The Bank does not have a variable interest entities as defined by this Interpretation and therefore, the adoption of the provisions of this FASB Interpretation did not have a significant effect on financial position or results of operations of the Bank.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, Financial’s principal executive officer and principal financial officer have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Bank in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls. There were no significant changes in Financial’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Part of the response to this Item will be included in the information set forth under the headings

“Election of Directors,” “Executive Officers Who Are Not Directors,” “Corporate Governance and the Board of Directors and its Committees – Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Bank’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, which Proxy Statement will be filed with the Federal Reserve Board within 120 days of the end of the Bank’s 2003 fiscal year (the “2004 Proxy Statement”), and such information is hereby incorporated by reference.

Financial has not yet adopted a code of ethics that applies to Financial’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar function. Financial is in the process of drafting a written code of ethics and expects to have adopted a code of ethics in the near future. Such code of ethics will be posted under the “Investor Relations” section on Financial’s website: www.bankofthejames.com after it is adopted.

Item 10. Executive Compensation.

The response to this Item will be included in the information set forth under the headings “Executive Compensation,” “Stock Option Plan,” “Option Grants During Year Ended December 31, 2003,” “Fiscal Year End Option Values,” and “Compensation and Other Employment Agreements” in the 2004 Proxy Statement and such information is hereby incorporated by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Management

The response to this Item will be included in the information set forth under the heading “Security Ownership of Management” in the 2004 Proxy Statement and is hereby incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The response to this Item will be included in the information set forth under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2004 Proxy Statement and is hereby incorporated by reference.

Item 12. Certain Relationships and Related Transactions.

The response to this Item will be included in the information set forth under the heading “Transactions with Management” in the 2004 Proxy Statement and is hereby incorporated by reference.

Item 13. Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed as part of this Form 10-KSB:

No.	Description
3.1	Articles of Incorporation of Bank of the James Financial Group, Inc.*

3.2	Bylaws of Bank of the James*

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc.

10.1	Employment Agreement entered into between the Bank and James R. Hughes, Jr.**

10.2	1999 Bank of the James Stock Option Plan**

10.3	Lease Agreement Between W.C. English, Inc. and Bank of the James**

10.4	Amendment to Employment Agreement by and between the Bank and James R. Hughes, Jr.***

10.5	Second Amendment to Employment Agreement by and between the Bank and James R. Hughes, Jr.****

10.6	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003

21.1	List of Subsidiaries

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

*	Financial hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, Financial’s Form 8-K, filed with the Securities Exchange Commission on January 12, 2004.
**	Financial hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, the Registration Statement of Bank of the James on Form 10-SB filed with the Federal Reserve Board on April 18, 2000.
***	Financial hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of the Form 10-KSB, filed with the Federal Reserve Board on March 30, 2001.
****	Financial hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, the Form 10-KSB filed the with the Federal Reserve Board on March 29, 2002.

(b) Financial did not file any reports on Form 8-K during the quarter ended December 31, 2003. However, the Bank filed a Current Report on Form 8-K dated October 21, 2003 with an accompanying press release disclosing the Bank’s financial performance for the Bank’s first quarter ended September 30, 2003.

Item 14. Principal Accountant Fees and Services.

The response to this Item will be included in the information set forth under the heading “Independent Public Accountants” in the 2004 Proxy Statement and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

/S/ Robert R. Chapman, III
Date: March 22, 2004	Robert R.Chapman, III., President

/S/ J. Todd Scruggs
Date: March 22, 2004	J. Todd Scruggs, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 22, 2004.

Signature	Capacity

/S/ Robert R. Chapman, III
Robert R. Chapman, III	President (Principal Executive Officer)

/S/ J. Todd Scruggs
J. Todd Scruggs	Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)
/S/ Kenneth S. White
Kenneth S. White	Director, Chairman

/S/ Donna Schewel Clark
Donna Schewel Clark	Director

/S/ Ted F. Counts
Ted F. Counts	Director

/S/ Donald M. Giles
Donald M. Giles	Director

/S/ Ronald V. Dolan
Ronald V. Dolan	Director

/S/ James R. Hughes, JR.
James R. Hughes, Jr.	Director

/S/ Carl B. Hutcherson, Jr.
Carl B. Hutcherson, Jr.	Director

/S/ Thomas W. Pettyjohn, Jr.
Thomas W. Pettyjohn, Jr.	Director

/S/ Richard R. Zechini
Richard R. Zechini	Director

EXHIBIT INDEX

No.	Description
3.1	Articles of Incorporation of Bank of the James Financial Group, Inc.*

3.2	Bylaws of Bank of the James*

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc.

10.1	Employment Agreement entered into between the Bank and James R. Hughes, Jr.**

10.2	1999 Bank of the James Stock Option Plan**

10.3	Lease Agreement Between W.C. English, Inc. and Bank of the James**

10.4	Amendment to Employment Agreement by and between the Bank and James R. Hughes, Jr.***

10.5	Second Amendment to Employment Agreement by and between the Bank and James R. Hughes, Jr.****

10.6	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003

21.1	List of Subsidiaries

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

*	Financial hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, Financial’s Form 8-K filed with the Securities Exchange Commission on January 12, 2004.
**	Financial hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, the Registration Statement of Bank of the James on Form 10-SB filed with the Federal Reserve Board on April 18, 2000.
***	Financial hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of the Form 10-KSB filed with the Federal Reserve Board on March 30, 2001.
****	Financial hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, the Form 10-KSB filed the with the Federal Reserve Board on March 29, 2002.