Form 10QSB
period 2004-03-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2004-05-11
CIK 1275101

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

BANK OF THE JAMES FINANCIAL GROUP, INC.

(Name of Small Business Issuer in its charter)

Virginia	000-50548	20-0500300
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

615 Church Street, Lynchburg, VA	24504
(Address of principal executive offices)	(Zip Code)

(434) 846-2000

(Registrant’s telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,029,817 shares of Common Stock, par value $4.00 per share, were outstanding at May 10, 2004.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

Bank of the James Financial Group, Inc.

Consolidated Balance Sheets

(dollar amounts in thousands)	(unaudited)	audit stmt
	3/31/2004	12/31/2003
Assets
Cash and due from banks	$4,213	$5,247
Federal funds sold	13,079	4,970

Total cash and cash equivalents	17,292	10,217

Interest bearing deposits	—	—
Securities held-to-maturity	8,533	7,994
Securities available-for-sale	8,014	6,962
Loans, net	118,974	114,604
Premises and equipment, net	3,923	3,632
Community Banker’s Bank stock	56	56
Federal Reserve Bank stock	281	281
Federal Home Loan Bank stock	252	180
Interest receivable	777	729
Deferred tax asset	211	242
Other assets	192	114

Total Assets	$158,505	$145,011

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing demand	15,724	16,420
NOW, money market and savings	59,385	44,517
Time	68,749	72,549

Total deposits	143,858	133,486

Income taxes payable	156	38
Interest payable	81	81
Repurchase agreements	2,589	—
Other liabilities	110	97

Total liabilities	$146,794	$133,702

Stockholders’ equity
Common stock $4 par value; authorized 10,000,000 shares; issued and outstanding 1,029,267 shares	4,117	3,743
Additional paid-in-capital	7,219	5,614
Unrealized gain (loss) on securities available-for-sale	73	12
Accumulated earnings	302	1,940

Total stockholders’ equity	$11,711	$11,309

Total liabilities and stockholders’ equity	$158,505	$145,011

Bank of the James Financial Group, Inc.

Consolidated Statements of Operation Year-to-Date

(dollar amounts in thousands)

(unaudited)

	3/31/2004	3/31/2003
Interest Income
Loans	$1,970	$1,626
Federal Funds Sold	16	1
Securities
US Government and agency obligations	154	182
Other	19	30

Total interest income	2,159	1,839

Interest Expense
Federal Funds Purchased	—	7
Reverse Repurchase Agreements	2	—
Deposits
NOW, money market savings	160	62
Time Deposits	422	538

Total interest expense	584	607

Net interest income	1,575	1,232
Provision for loan losses	77	208

Net interest income after provision for loan losses	1,498	1,024

Other operating income
Service charges, fees, commissions	290	385
Gain on sale of securities	—	—

Other operating expenses
Salaries and employee benefits	714	562
Occupancy	77	63
Equipment	176	113
Supplies	69	46
Outside expenses	197	163
Marketing	59	43
Credit expense	23	49
Other	107	68
FASB 91 Loan Fee Adjustment	(154)	(170)

Total other operating expenses	1,268	937

Income before income taxes	520	472
Income tax expense	(179)	(167)

Net Income	$341	$305

Income per common share - basic	$0.34	$0.33

Income per common share - diluted	$0.32	$0.32

Bank of the James Financial Group, Inc.

Consolidated Statements of Cash Flows (unaudited)

Periods ending March 31, 2004 and March 31, 2003

(in thousands)

	3/31/2004	3/31/2003
Cash flows from operating activities
Net Income	$341	$305
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	112	87
Provision for loan losses	77	208
Decrease in deferred tax asset	—	(18)
(Increase) decrease in interest receivable	(48)	6
(Increase) decrease in other assets	(78)	75
Increase (decrease) in income taxes payable	118	(177)
Decrease in mark to market value of available-
for-sale securities	—	(33)
Decrease in interest payable	—	(11)
Increase in repurchase agreements	2,589	—
Increase in other liabilities	13	8

Net cash provided by operating activities	$3,124	$450

Cash flows from investing activities
(Increase) decrease in balance of held-to-maturity securities	$(539)	$1,000
(Increase) decrease in balance of available-for-sale securities	(959)	3,694
Purchases of Federal Home Loan Bank stock	(72)	(50)
Origination of loans, net of principal collected	(4,489)	(9,579)
Recoveries on loans charged off	42	10
Purchases of premises and equipment	(404)	(380)

Net cash used in investing activities	$(6,421)	$(5,305)

Cash flows from financing activities
Net increase in deposits	$10,372.0	$2,392.0
Net increase in credit line borrowings	—	2,000

Net cash provided by financing activities	$10,372	$4,392

Increase (decrease) in cash and cash equivalents	$7,075	$(463)
Cash and cash equivalents at beginning of period	$10,217	$8,298

Cash and cash equivalents at end of period	$17,292	$7,835

Bank of the James Financial Group, Inc.

Notes to Unaudited Financial Statements

Note 1 – Basis of Presentation

In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. Results and statements for all periods prior to January 1, 2004 are for Bank of the James (the “Bank”), predecessor to Bank of the James Financial Group, Inc. (“Financial”). The results and statements for all periods on or after January 1, 2004 are for Financial. Results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The organization and business of Financial, accounting policies followed, and other related information are contained in the notes to the financial statements of and for the Bank as of and for the years ended December 31, 2003, 2002, 2001, and 2000, filed as part of the Bank’s annual report on Form 10-KSB. These financial statements should be read in conjunction with the annual financial statements.

Financial’s critical accounting policy relates to the evaluation of the allowance for loan loss which is based on management’s opinion of an amount that is adequate to absorb loss in the Bank’s existing portfolio. The allowance for loan loss is established through a provision for loan loss based on available information including the composition of the loan portfolio, historical loan loss (to the extent available due to limited history), specific impaired loans, availability and quality of collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. Different assumptions used in evaluating the adequacy of the Bank’s allowance for loan loss could result in material changes in Financial’s financial condition andl results of operations. The Bank’s policies with respect to the methodology for determining the allowance for loan loss involve a higher degree of complexity and require management to make subjective judgments that often require assumptions or estimates about uncertain matters. These critical policies and their assumptions are periodically reviewed with the Board of Directors.

Note 2 – Use of Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3 – Earnings per share

Earnings per share have been determined under the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended March 31, 2004 and 2003, basic earnings per share has been computed based upon the weighted average common shares outstanding of 1,002,514 and 935,630, respectively.

The only potential stock of Financial as defined in the Statement of Financial Accounting Standards No. 128, Earnings per share, is stock options granted to various officers and employees of Financial. The following is a summary of the diluted earnings per share calculation for the three months ended March 31, 2004 and 2003.

	Three months ended March 31,
	2004	2003
Net income	$341,000	$305,000

Weighted average number of shares	1,002,514	935,630
Options affect of incremental shares	64,296	21,821
Weighted average diluted shares	1,066,809	957,451

Basic EPS (weighted avg shares)	$0.34	$0.33

Diluted EPS (Including Option Shares)	$0.32	$0.32

*	Fully Diluted Income per share is computed based on the weighted-average number of shares outstanding plus the incremental shares attributable to the Stock Option Plan, for the three months ended March 31, 2004 and 2003.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “expect,” “intend,” “anticipate,” “plan” and similar expressions and variations thereof identify certain of such forward-looking statements which speak only as of the dates on which they were made. Bank of the James Financial Group, Inc. undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Such factors include, but are not limited to competition, general economic conditions, potential changes in interest rates, and changes in the value of real estate securing loans made by Bank of the James, the wholly-owned subsidiary of Bank of the James Financial Group, Inc.

GENERAL

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

As of the date hereof, the sole business of Financial is the ownership of the capital stock of the Bank. Financial had no business until January 1, 2004 and unless otherwise noted all of the financial statements and results referenced for the periods prior to March 31, 2004 herein refer to the results and statements of the Bank.

The Bank is Financial’s sole subsidiary and is a Virginia banking corporation headquartered in Lynchburg, Virginia. The Bank was incorporated under the laws of the Commonwealth of Virginia as a state chartered bank in 1998 and began banking operations in July 1999. The Bank is a community-oriented financial institution that provides varied banking services to individuals, small and medium-sized businesses, and professional concerns in the Central Virginia, Region 2000 area, which encompasses the seven jurisdictions of the Town of Altavista, Amherst County, Appomattox County, the City of Bedford, Bedford County, Campbell County, and the City of Lynchburg. The Bank strives to provide its customers with products comparable to statewide regional banks located in its market area, while maintaining the prompt response time and level of service of a community bank. Management believes this operating strategy has particular appeal in the Bank’s market area.

The operating results of the Bank depend primarily upon its net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits. The Bank’s net income also is affected by its provision for loan loss, as well as the level of its other operating income, including loan fees and service charges, and its other operating expenses, including salaries and employee benefits, occupancy expense, Federal Deposit Insurance Corporation assessments, miscellaneous other expenses, franchise taxes, and income taxes.

The Bank intends to increase its market share in the Region 2000 area, upgrade services to its customers, offer loans to its service area, control costs, increase profitability, and enhance shareholders’ value.

The Bank currently serves its customers through the following four full service offices: the main office located at 615 Church Street in Lynchburg (opened July 22, 1999), a branch located at 5204 Fort Avenue in Lynchburg (opened November 13, 2000), a branch located on South Amherst Highway in Amherst County (opened June 4, 2002), and a branch located at 17000 Forest Road in Forest (opened February 4, 2004).

By a lease dated October 9, 2003, the Bank agreed to lease approximately 18,000 square feet in a building located at 828 Main Street, Lynchburg, Virginia. The lease is for a period of 10 years from the acceptance date of the lease. Provided that the Bank is not in default under the lease, the Bank shall have the option to extend the lease for two periods of five years, subject to certain rent increases set forth in the lease. Under the terms of the lease, the Bank initially will pay a net total of approximately $10,000 per month for the office space and parking spaces. This amount is subject to yearly escalations in accordance with the lease. Previously Wachovia Bank, N.A. had used the this facility as its main office for the Lynchburg market. The Bank anticipates that it will begin making payments under this lease on July 1, 2004. The opening of the Downtown Branch is subject to receiving regulatory approval.

The Bank continuously evaluates locations for additional branches and would consider an additional branch in the next twelve months if a suitable location is found. Future branch openings are subject to regulatory approval. The Bank has identified several locations that may be suitable for an additional branch and has begun preliminary discussion regarding the purchase of one of the locations. Except as set forth herein, the Bank does not expect to purchase any significant property or equipment in the upcoming 12 months.

The following discussion represents management’s discussion and analysis of the financial condition and results of operations of Financial and the Bank, respectively, as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004. It should be read in conjunction with the condensed financial statements included elsewhere herein.

SUMMARY OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The comparison of the financial condition and operating results between March 31, 2004 and March 31, 2003 should be read in the context of the length of time for which the Bank has been operating. All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Bank began operations on July 22, 1999, opened its second location in November, 2000, opened its mortgage division in April, 2001, opened its third location in June, 2002, and opened its fourth location in February, 2004.

Financial Condition Summary

March 31, 2004 as Compared to December 31, 2003

Total assets were $158,505,000 on March 31, 2004 compared with $145,011,000 at December 31, 2003. The increase may be attributed to modest deposit growth from $133,486,000 for the period ended December 31, 2003 to $143,858,000 at the end of the first quarter, 2004, an increase of 7.77%. Loans, net of unearned income and allowance, increased to $118,974,000 on March 31, 2004 from $114,604,000 on December 31, 2003. This increase can be attributed to a low interest rate environment that made borrowing attractive to the Bank’s customers, good credit risk opportunities, the Bank’s increased presence in the market, particularly in the Forest area, the addition of new lenders, and the Bank’s reputation for service. Cash and cash equivalents increased to $17,292,000 on March 31, 2004 from $10,217,000 on December 31, 2003. This increase can be attributed to the increase in deposits. Securities held to maturity increased to $8,533,000 from $7,994,000 on December 31, 2003. Securities available-for-sale increased to $8,014,000 on March 31, 2004 from $6,962,000 on December 31, 2003. This increase from December 31, 2003 can be attributed to the investment of surplus cash into longer term, higher yielding investments.

As of March 31, 2004 and December 31, 2003 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions.

Results of Operations

Comparison of the Three Months Ended March 31, 2004 and 2003

Earnings Summary

Net income for the three months ended March 31, 2004 was $341,000, or $0.34 per basic share and $0.32 per diluted share compared to a net income of $305,000, or $0.33 per basic share and $0.32 per diluted share for the same period in 2003. The earnings-per-share comparisons should be read in the context of a 10% stock dividend declared by Financial and effective on January 27, 2004. The results for the period ended March 31, 2004 reflect this dividend while the results from the period ended March 31, 2003 do not reflect this dividend. The increase in net income was due in large part to the following factors: the Bank’s fixed costs were spread over a larger base of business and an increase in the Bank’s asset base. The increase in net income was partially offset by a decrease in non-interest income as well as a decrease in the net interest margin.

These operating results represent an annualized return on shareholders’ equity of 11.89% for the three months ended March 31, 2004 compared with 11.97% for the same period in 2003. The annualized return on average assets for the three months ended March 31, 2004 was 0.93% compared with 1.09% for the same period in 2003. The decrease in the return on average assets can be attributed to a decrease in non-interest income.

Interest Income; Interest Expense; and Net Interest Income

Interest income increased to $2,159,000 for the three months ended March 31, 2004, from $1,839,000 for the three months ended March 31, 2003. This increase was due to an increase in interest earning assets, including loans and investments.

Interest expense decreased to $584,000 for the three months ended March 31, 2004 from $607,000 for the same period in 2003. This decrease was due primarily to customers reallocating the proceeds of matured certificates of deposit to lower interest rate savings accounts.

The fundamental source of the Bank’s revenue, net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits. Net interest income for the quarter ended March 31, 2004 was $1,575,000 as compared to net interest income of $1,232,000 in the same quarter of 2003, an increase of 27.8%. The growth in net interest income was due to the increase in average interest-earning assets which was the result of growth in the loan and investment portfolios funded by the growth in deposits. The net interest margin decreased to 4.53% in the first quarter of 2004 from 4.65% in the same period a year ago. The average rate on earning assets decreased 80 basis points from 7.01% in the first quarter of 2003 to 6.21% in the first quarter of 2004 and the average rate on interest-bearing liabilities decreased 69 basis points from 2.42% in the first quarter of 2003 to 1.73% in the first quarter of 2004.

Non-Interest Income

Non-interest income, which is comprised primarily of fees and charges on deposit accounts and mortgage loan origination fees, decreased to $290,000 for the three month period ended March 31, 2004, from $385,000 for the comparable period in 2003. This decrease was due in large part to a decrease in mortgage origination fees.

Non-Interest Expense

Non-interest expense increased to $1,268,000 for the three months ended March 31, 2004, from $937,000 for the three months ended March 31, 2003. The increase in non-interest expense can be attributed to increased occupancy expenses and an increase in the number of employees necessary to accommodate the Bank’s growth and expansion as well as an increase in outside expenses. Total personnel expense increased to $714,000 for the three month period ended March 31, 2004, from $562,000 for the comparable period in 2003. The Bank also had increases in depreciation, data processing fees, occupancy and other operating expenses.

Provision and Allowance for Loan Loss

The provision for loan loss is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including general economic conditions, actual and expected credit loss, loan performance measures, historical trends and specific conditions of the individual borrower. The amount added to the loan loss provision for the three months ended March 31, 2004 was $77,000 compared with $208,000 for the comparable periods in 2003. Management believes that the current loan loss provision of $1,507,000 (or 1.25% of total loans) at March 31, 2004 is adequate. Management is in the process of reviewing the method by which it calculates the Bank’s loan loss provision. Management is contemplating giving greater weight to actual impairment. If adopted, this change could increase or decrease the loan loss provision.

Income Taxes

For the quarter ended March 31, 2004, the Bank accrued an income tax liability of $156,000 and, based on its 2003 income tax liability, made an estimated income tax payment of $60,000 during the quarter ended March 31, 2004.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Bank’s principal executive officer and principal financial officer have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Bank in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There were no significant changes in the Bank’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Details concerning this event have been disclosed in the Form 10-KSB Annual Report Pursuant to Section 13 and 15(d) of the Securities Change Act of 1934 and Form 10-QSB Quarterly Reports Pursuant to Section 13 of 15(d)of the Securities Exchange Act of 1934 filed by the Bank, including the Form 10-KSB for the year ended December 31, 2002 and the Forms 10-QSB for the quarters ended March 31, 2003 and June 30, 2003 and in the Form 10-KSB Annual Report Pursuant to Section 13 and 15(d) of the Securities Change Act of 1934 filed by Financial for the year ended December 31, 2003.

Since the date of the filing of the Form 10-KSB for the year ended December 31, 2003, the Bank has received payments as required under the Confirmed Plan.

Taking the events set forth above into consideration, the Bank believes that its loan loss reserve for this loan is adequate.

Except as set forth above, the Bank is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 2. Changes in Securities and Use of Proceeds – Not Applicable.

Item 3. Defaults Upon Senior Securities – Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2004.

Item 5. Other Information

None to report.

Item 6. Exhibits and Reports on Form 8-K

(a) The following are filed as Exhibits to this Form 10-QSB

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman, III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2004

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2004

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 10, 2003

99.1	SFAS No. 123 Statement

(b) On January 13, 2004, Financial filed a Current Report on Form 8-K 12g-3 reporting the statutory share exchange of the outstanding common stock of the Bank for common stock of Financial, pursuant to which the Bank became a wholly owned subsidiary of Financial. On January 23, 2004, Financial filed Current Report on Form 8-K with an accompanying press release disclosing the Bank’s financial performance for the Bank’s fiscal year ended December 31, 2003.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES

Date: May 10, 2004	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President (Principal Executive Officer)

	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman, III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2004

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2004

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 10, 2003

99.1	SFAS No. 123 Statement