Form 10QSB
period 2004-06-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2004-08-12
CIK 1275101

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,031,632 shares of Common Stock, par value $4.00 per share, were outstanding at August 12, 2004.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

Bank of the James Financial Group, Inc.

Consolidated Balance Sheets

(dollar amounts in thousands)

	(unaudited) 6/30/2004	12/31/2003
Assets

Cash and due from banks	$4,354	$5,247
Federal funds sold	6,351	4,970

Total cash and cash equivalents	10,705	10,217

Securities held-to-maturity	8,521	7,994
Securities available-for-sale	12,223	6,962
Loans, net	123,854	114,604
Premises and equipment, net	3,942	3,632
Community Banker’s Bank stock	56	56
Federal Reserve Bank stock	281	281
Federal Home Loan Bank stock	252	180
Interest receivable	899	729
Deferred tax asset	262	242
Other assets	218	114

Total Assets	$161,213	$145,011

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$20,638	16,420
NOW, money market and savings	63,913	44,517
Time	61,239	72,549

Total deposits	145,790	133,486

Income taxes payable	5	38
Interest payable	73	81
Repurchase agreements	3,209	—
Other liabilities	79	97

Total liabilities	$149,156	$133,702

Stockholders’ equity
Common stock $4 par value; authorized 10,000,000 shares; issued and outstanding 1,029,817 shares	4,119	3,743
Additional paid-in-capital	7,223	5,614
Unrealized gain on securities available-for-sale	(26)	12
Accumulated earnings	741	1,940

Total stockholders’ equity	$12,057	$11,309

Total liabilities and stockholders’ equity	$161,213	$145,011

Bank of the James Financial Group, Inc.

Consolidated Statements of Operation

(dollar amounts in thousands, except per share data)

(unaudited)

	Quarter Ended June 30		For the Six Months Ended June 30
	2004	2003	2004	2003
Interest Income
Loans	$2,004	$1,762	$3,974	$3,388
Federal Funds Sold	14	7	30	8
Securities
US Government and agency obligations	190	112	344	294
Other	21	25	40	55

Total interest income	2,229	1,906	4,388	3,745

Interest Expense
Federal Funds Purchased	—	—	—	7
Reverse Repurchase Agreements	7	3	9	3
Deposits
NOW, money market savings	190	68	350	130
Time Deposits	395	492	817	1,030

Total interest expense	592	563	1,176	1,170

Net interest income	1,637	1,343	3,212	2,575
Provision for loan losses	54	84	131	292

Net interest income after provision for loan losses	1,583	1,259	3,081	2,283

Other operating income
Service charges, fees, commissions	488	491	778	876

Other operating expenses
Salaries and employee benefits	796	625	1,510	1,187
Occupancy	84	65	161	128
Equipment	180	182	356	295
Supplies	67	54	136	100
Outside expenses	209	145	406	308
Marketing	76	39	135	82
Credit expense	43	62	66	111
Other	123	104	230	172
FASB 91 Loan Fee Adjustment	(168)	(153)	(322)	(323)

Total other operating expenses	1,410	1,123	2,678	2,060

Income before income taxes	661	627	1,181	1,099
Income tax expense	(222)	(213)	(401)	(380)

Net Income	$439	$414	$780	$719

Income per common share - basic	$0.43	$0.44	$0.77	$0.77

Income per common share - diluted	$0.40	$0.43	$0.72	$0.75

Bank of the James Financial Group, Inc.

Consolidated Statements of Cash Flows (unaudited)

Periods ending June 30, 2004 and June 30, 2003

(in thousands)

	6/30/2004	6/30/2003
Cash flows from operating activities
Net Income	780	719
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	265	177
Provision for loan losses	131	292
(Increase) decrease in deferred tax asset	—	(6)
(Increase) decrease in interest receivable	(170)	52
(Increase) decrease in other assets	(104)	(91)
Increase (decrease) in income taxes payable	(33)	(237)
Increase (decrease) in interest payable	(8)	(22)
Increase (decrease) in other liabilities	(19)	(71)

Net cash provided by operating activities	842	813

Cash flows from investing activities
(Increase) decrease in balance of held-to-maturity securities	(527)	4,000
(Increase) decrease in balance of available-for-sale securities	(5,318)	5,793
Purchases of Federal Home Loan Bank stock	(72)	(50)
Origination of loans, net of principal collected	(9,438)	(15,681)
Recoveries on loans charged off	56	23
Purchases of premises and equipment	(575)	(356)

Net cash used in investing activities	(15,874)	(6,271)

Cash flows from financing activities
Net increase in deposits	12,305	4,689
Proceeds from exercise of stock options	6	—
Net increase in repurchase agreements	3,209	—

Net cash provided by financing activities	15,520	4,689

Increase (decrease) in cash and cash equivalents	488	(769)

Cash and cash equivalents at beginning of period	10,217	8,298

Cash and cash equivalents at end of period	10,705	7,529

Bank of the James Financial Group, Inc.

Notes to Unaudited Financial Statements

Note 1 – Basis of Presentation

In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the six month periods ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. Results and statements for all periods prior to January 1, 2004 are for Bank of the James (the “Bank”), predecessor to Bank of the James Financial Group, Inc. (“Financial”). The results and statements for all periods on or after January 1, 2004 are for Financial. Results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Financial’s critical accounting policy relates to the evaluation of the allowance for loan loss which is based on management’s opinion of an amount that is adequate to absorb loss in the Bank’s existing portfolio. The allowance for loan loss is established through a provision for loan loss based on available information including the composition of the loan portfolio, historical loan loss (to the extent available due to limited history), specific impaired loans, availability and quality of collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. Different assumptions used in evaluating the adequacy of the Bank’s allowance for loan loss could result in material changes in Financial’s financial condition and results of operations. The Bank’s policies with respect to the methodology for determining the allowance for loan loss involve a higher degree of complexity and require management to make subjective judgments that often require assumptions or estimates about uncertain matters. These critical policies and their assumptions are periodically reviewed with the Board of Directors.

Note 2 – Use of Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3 – Earnings per share

Earnings per share have been determined under the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended June 30, 2004 and 2003, basic earnings per share has been computed based upon the weighted average common shares outstanding of 1,029,624 and 935,630, respectively.

Currently, only the option shares granted to certain officers and employees of Financial pursuant to Amended and Restated Stock Option Plan of Financial are considered dilutive under the Statement of Financial Accounting Standards No. 128, Earnings per share. The following is a summary of the diluted earnings per share calculation for the three and six months ended June 30, 2004 and 2003.

	Three months ended 6/30		Six months ended 6/30
	2004	2003	2004	2003
Net income	$439,000	$414,000	$780,000	$719,000

Weighted average number of shares	1,029,624	935,630	1,016,069	935,630
Options affect of incremental shares	62,293	29,421	63,046	25,666

Weighted average diluted shares	1,091,917	965,051	1,079,114	961,296

Basic EPS (weighted avg shares)	$0.43	$0.44	$0.77	$0.77

Diluted EPS (Including Option Shares)	$0.40	$0.43	$0.72	$0.75

*	Fully Diluted Income per share is computed based on the weighted-average number of shares outstanding plus the incremental shares attributable to the Stock Option Plan, for the three and six months ended June 30, 2004 and 2003.

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

Following completion of the share exchange, Financial became the successor issuer to the Bank pursuant to Rule 12g-3 (promulgated under the Securities Exchange Act of 1934). Prior to the share exchange, the Bank was subject to the information requirements of the Exchange Act and, in accordance with Section 12(i) thereof, was required to file reports and other financial information with the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Such reports and other information filed by the Bank with the Federal Reserve may be inspected and copied at the public reference facilities maintained by the Federal Reserve in Washington, D.C. at the Freedom of Information Office, 1st Floor of the Martin Building, 20th & C Streets, and in Richmond, Virginia at the Research Library of the Federal Reserve Bank of Richmond, 701 East Byrd Street. The last financial report filed by the Bank with the Federal Reserve was its Form 10-QSB for the quarter ended September 30, 2003, filed on November 13, 2003.

As of the date hereof, the sole business of Financial is the ownership of the capital stock of the Bank. Financial had no business until January 1, 2004 and unless otherwise noted all of the financial statements and results referenced for the periods prior to March 31, 2004 herein refer to the results and statements of the Bank.

On January 2, 2004, Financial declared a 10% stock dividend payable to shareholders of record as of January 2, 2004. The dividend was paid on January 27, 2004.

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

By a lease dated October 9, 2003, the Bank agreed to lease approximately 18,000 square feet in a building located at 828 Main Street, Lynchburg, Virginia. The lease is for a period of 10 years from the acceptance date of the lease. Provided that the Bank is not in default under the lease, the Bank shall have the option to extend the lease for two periods of five years, subject to certain rent increases set forth in the lease. Under the terms of the lease, the Bank initially will pay a net total of approximately $8,333 per month for the office space and parking spaces. This amount is subject to yearly escalations in accordance with the lease. Previously Wachovia Bank, N.A. had used this facility as its main office for the Lynchburg market. The Bank estimates that it will incur costs of approximately $880,000 for tenant improvements and furniture, fixtures, and equipment necessary to operate the Downtown Branch. The Bank anticipates that it will begin making payments under this lease on August 1, 2004. The Bank has filed an application to open the Downtown Branch and the opening of the Downtown Branch is subject to receiving regulatory approval of this application.

The Bank continuously evaluates locations for additional branches and would consider an additional branch in the next twelve months if a suitable location were found. Future branch openings are subject to regulatory approval. The Bank has identified several locations that may be suitable for an additional branch and has begun preliminary discussion regarding the purchase of one of the locations. Except as set forth herein, the Bank does not expect to purchase any significant property or equipment in the upcoming 12 months.

The following discussion represents management’s discussion and analysis of the financial condition and results of operations of Financial and the Bank, respectively, as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004. It should be read in conjunction with the condensed financial statements included elsewhere herein.

SUMMARY OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The comparison of the financial condition and operating results between June 30, 2004 and June 30, 2003 should be read in the context of the length of time for which the Bank has been operating. The Bank began operations on July 22, 1999, opened its second location in November, 2000, opened its mortgage division in April, 2001, opened its third location in June, 2002, and opened its fourth location in February, 2004.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

June 30, 2004 as Compared to December 31, 2003

Total assets were $161,213,000 on June 30, 2004 compared with $145,011,000 at December 31, 2003. The increase may be attributed in part to the deposit growth from $133,486,000 for the year ended December 31, 2003 to $145,790,000 on June 30, 2004, an increase of 9.22%. Loans, net of unearned income and allowance, increased to $123,854,000 on June 30, 2004 from $114,604,000 on December 31, 2003. This increase can be attributed to a continued low interest rate environment that made borrowing attractive to the Bank’s customers, good credit risk opportunities, the Bank’s increased presence in the market, particularly in the Forest area, the addition of new lenders, and the Bank’s reputation for service. Cash and cash equivalents increased to $10,705,000 on June 30, 2004 from $10,217,000 on December 31, 2003. This slight variation can be attributed to routine fluctuations in deposits, an increased number of transaction accounts, and an increased number of professional settlement accounts, both of which are subject to fluctuations. Securities held-to-maturity increased to $8,521,000 on June 30, 2004 from $7,994,000 on December 31, 2003. Securities available-for-sale increased to $12,223,000 on June 30, 2004 from $6,962,000 on December 31, 2003. This increase from December 31, 2003 in both securities held-to-maturity and securities available-for-sale was primarily due to management’s desire to make investments with greater yields than investing in fed funds.

As of June 30, 2004 and December 31, 2003 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2004 and 2003

Earnings Summary

Net income for the three and six months ended June 30, 2004 was $439,000 and $780,000, respectively compared to a net income of $414,000 and $719,000 for the same periods in 2003. Basic earnings per common share for the three months ended June 30, 2004 decreased to $0.43 from $0.44 for the comparable period in 2003. Basic earnings per common share for the six months ended June 30, 2004 remained constant at $0.77 when compared with $0.77 for the comparable period in 2003. Fully diluted earnings per common share for the three months ended June 30, 2004 decreased to $0.40 from $0.43 for the comparable period in 2003. Fully diluted earnings per common share for the six months ended June 30, 2004 decreased to $0.72 from $0.75 for the comparable period in 2003. The earnings-per-share comparisons should be read in the context of a 10% stock dividend declared by Financial and effective on January 27, 2004. The results for the period ended June 30, 2004 reflect this dividend while the results from the period ended June 30, 2003 do not reflect this dividend. The increase in net income was due in large part to an increase in the Bank’s earning asset base and an increase in net interest income.

These operating results represent an annualized return on shareholders’ equity of 14.73% and 13.34% for the three and six months ended June 30, 2004 compared with 15.77% and 13.90% for the same periods in 2003. The annualized return on average assets for the three and six months ended June 30, 2004 was 1.12% and 1.03%, respectively, compared with 1.41% and 1.25% for the same periods in 2003.

Interest Income; Interest Expense; and Net Interest Income

Interest income increased to $2,229,000 and $4,388,000 for the three and six months ended June 30, 2004, respectively, from $1,906,000 and $3,745,000 for the three and six months ended June 30, 2003. This increase was due to an increase in interest earning assets, including loans, and a reduction of the percentage of cash and cash equivalents invested in comparatively low-yielding fed funds.

Interest expense increased to $592,000 and $1,176,000 for the three and six months ended June 30, 2004 from $563,000 and $1,170,000, respectively for the same periods in 2003. Despite an over $12,000,000 increase in deposits, the interest expenses increased only minimally in part because of the amount of deposits in savings accounts increased and because certificates of deposit are being repriced at lower rates as they mature.

The fundamental source of the Bank’s revenue, net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and six months ended June 30, 2004 was $1,637,000 and $3,212,000, respectively compared with $1,343,000 and $2,575,000 for the same periods in 2003. The growth in net interest income for the three and six months ended June 30, 2004 as compared with the comparable three and six months in 2003 was due to the increase in average interest-earning assets, which was the result of growth in the loan portfolio funded by the growth in deposits. The net interest margin decreased to 4.41% in the first quarter of 2004 from 4.85% in the same period a year ago. This decrease was due in part to the fact that the principal balance on comparatively high yielding loans has decreased when compared to last year. In addition, the average rate paid on interest bearing liabilities did not decrease as significantly.

Non-Interest Income

Non-interest income, which is comprised primarily of fees and charges on deposit accounts, mortgage loan origination fees, and the Bank’s ownership interest in a title insurance agency, decreased to $488,000 and $778,000 for the three and six month periods, respectively ended June 30, 2004, from $491,000 and $876,000 for the comparable period in 2003. This decrease was due in large part to a decrease in mortgage origination fees.

Non-Interest Expense

Non-interest expense for the three and six months ended June 30, 2004 was $1,410,000 and $2,678,000, respectively compared to $1,123,000 and $2,060,000 for the three and six months ended June 30, 2003. The increase in non-interest expense can be attributed to increased occupancy expenses, along with an increase in compensation expense related to an increase in the number of employees necessary to accommodate the Bank’s growth and expansion. Total personnel expense increased to $796,000 and $1,510,000 for the three and six month periods ended June 30, 2004, from $625,000 and $1,187,000 for the comparable periods in 2003. Compensation for some employees of the mortgage division is commission-based and therefore subject to fluctuation. The Bank also had increases in depreciation expense, data processing fees, and other operating expenses.

Provision and Allowance for Loan Losses

The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. The amount added to the loan loss provision for the three and six months ended June 30, 2004 was $54,000 and $131,000, respectively compared with $84,000 and $292,000 for the comparable periods in 2003. Although loan volume increased for the three and six months ended June 30, 2004 when compared to the comparable periods in 2003, the allowance for loan loss decreased. This decrease was due in large part to the application of the loan loss policy and impairment calculations. Management believes that the current loan loss provision of $1,542,000 (or 1.23% of total loans) at June 30, 2004 is adequate.

Income Taxes

For the quarter ended June 30, 2004, the Bank accrued an income tax liability of $222,000 (for a year to date total of $401,000) and, based on its 2003 income tax liability, made an estimated income tax payment of $195,000 during the quarter ended June 30, 2004.

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

Details concerning this event have been disclosed in the Form 10-KSB Annual Report Pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934 and Form 10-QSB Quarterly Reports Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 filed by the Bank, including the Forms 10-KSB for the year ended December 31, 2002 and 2003 and the Forms 10-QSB for the quarters ended March 31, 2003 and June 30, 2003, and in the Form 10-QSB Quarterly Reports Pursuant to Section 13 and 15(d) of the Securities Exchange Age of 1934 filed by Financial for the Quarter ended March 31, 2004.

Since the date of the filing of the Form 10-QSB for the quarter ended March 31, 2004, the Bank has been paid in full and no longer is involved in these proceedings.

Except as set forth above, the Bank is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 2. Changes in Securities and Use of Proceeds – Not Applicable.

Item 3. Defaults Upon Senior Securities – Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Bank held its annual meeting of shareholders on May 13, 2004 at 4:00 p.m. in Lynchburg, Virginia.

(b) At the annual meeting, the shareholders elected the following directors:

Donald M. Giles

Rev. Carl B. Hutcherson, Jr.

Thomas W. Pettyjohn, Jr.

The terms of the following directors continued after the term of the meeting:

Robert R. Chapman, III

Donna Schewel Clark

Ted F. Counts

Ronald V. Dolan

James R. Hughes, Jr.

Kenneth S. White

Richard R. Zechini

(c) In addition to the election of the Directors at the annual meeting, the shareholders voted on the following two matters: a proposal to approve of an increase in the number of authorized shares under the 1999 Bank of the James Stock Option Plan along with an amendment to and restatement of such plan (“Proposal Two”) ratify the selection by the Bank of Cherry, Bekaert & Holland, L.L.P., independent public accountants, to audit the financial statements of the Bank for the fiscal year ending on December 31, 2004 (“Proposal Three”).

At the annual meeting, the number of votes for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter was as follows:

Proposal One—Election of Directors

Name	Number of Votes Cast For	Number of Votes Against	Number of Abstentions	Number of Broker Non-Votes
Donald M. Giles	719,187	0	2,420	0
Rev. Carl B. Hutcherson	713,829	0	7,778	0
Thomas W. Pettyjohn, Jr.	719,407	0	2,200	0

Proposal Two—Approval of an Increase in the Number of Authorized Shares under the 1999 Bank of the James Stock Option Plan Along with an Amendment to and Restatement of Such Plan

Number of Votes Cast For	Number of Votes Against	Number of Abstentions	Number of Broker Non-Votes
565,192	22,231	3,905	130,279

Proposal Three—Ratification of Auditors

Number of Votes Cast For	Number of Votes Against	Number of Abstentions	Number of Broker Non-Votes
720,067	385	1,155	0

(d) Not applicable.

Item 5. Other Information

(a) The Bank retained the services of an external loan review firm to examine its loan portfolio in May, 2004. After examination of approximately 64 customer relationships comprising 109 loans totaling $36,420,000 in exposure, or approximately 31.3% of the Bank’s total outstanding loan balances as of December 31, 2003, the results of the external loan review showed the Bank’s loan portfolio to be sound and the credit underwriting practices to be fully satisfactory as compared to peer group institutions. In prior years, Financial has reported the results of this external loan review in the Annual Report on Form 10-KSB. Because this review was not completed until May, 2004, Financial is providing this information in this Quarterly Report on Form 10-QSB.

Financial has hired an internal auditor who will begin employment on August 9, 2004. The internal auditor will conduct risk assessments, perform internal audit functions, and perform such other duties as the Audit Committee of Financial may assign from time to time.

(b) None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following are filed as Exhibits to this Form 10-QSB

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman, III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2004

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2004

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 12, 2004

99.1	SFAS No. 123 Statement

(b) On April 21, 2004, Financial filed Current Report on Form 8-K with an accompanying press release disclosing Financial’s consolidated financial performance for the Bank’s fiscal quarter ended March 31, 2004.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES

Date: August 12, 2004	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President (Principal Executive Officer)

	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman, III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2004

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2004

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, dated August 12, 2003

99.1	SFAS No. 123 Statement