Form 10QSB
period 2004-09-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2004-11-12
CIK 1275101

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,032,182 shares of Common Stock, par value $4.00 per share, were outstanding at November 12, 2004.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

Bank of the James Financial Group, Inc.

Consolidated Balance Sheets

(dollar amounts in thousands)

	(unaudited)
	9/30/2004	12/31/2003
Assets
Cash and due from banks	$4,707	$5,247
Federal funds sold	2,626	4,970

Total cash and cash equivalents	7,333	10,217

Securities held-to-maturity	10,004	7,994
Securities available-for-sale	13,712	6,962
Loans, net	132,416	114,604
Premises and equipment, net	3,888	3,632
Community Banker’s Bank stock	56	56
Federal Reserve Bank stock	281	281
Federal Home Loan Bank stock	252	180
Interest receivable	926	729
Deferred tax asset	239	242
Other assets	798	114

Total Assets	$169,905	$145,011

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	23,175	16,420
NOW, money market and savings	71,981	44,517
Time	58,353	72,549

Total deposits	153,509	133,486

Income taxes payable	(127)	38
Interest payable	89	81
Repurchase agreements	4,062	—
Other liabilities	51	97

Total liabilities	$157,584	$133,702

Stockholders’ equity
Common stock $4 par value; authorized 10,000,000 shares; issued and outstanding 1,031,632 and 935,630 shares as of 9/30/04 and 12/31/03, respectively	4,126	3,743
Additional paid-in-capital	7,234	5,614
Unrealized gain on securities available-for-sale	19	12
Accumulated earnings	942	1,940

Total stockholders’ equity	$12,321	$11,309

Total liabilities and stockholders’ equity	$169,905	$145,011

Statement of Operation

Bank of the James Financial Group, Inc.

Consolidated Statements of Operation

(dollar amounts in thousands)

(unaudited)

	Quarter Ending 9/30		Nine Months Ending 9/30
	2004	2003	2004	2003
Interest Income
Loans	$2,148	$1,815	$6,122	$5,203
Federal Funds Sold	9	10	39	18
Securities
US Government and agency obligations	232	101	576	395
Other	18	27	58	82

Total interest income	2,407	1,953	6,795	5,698

Interest Expense
Federal Funds Purchased	—	—	—	7
Reverse Repurchase Agreements	9	—	18	3
Deposits
NOW, money market savings	260	79	610	209
Time Deposits	372	459	1,189	1,489

Total interest expense	641	538	1,817	1,708

Net interest income	1,766	1,415	4,978	3,990
Provision for loan losses	503	142	634	434

Net interest income after provision for loan losses	1,263	1,273	4,344	3,556

Other operating income
Service charges, fees, commissions	528	410	1,306	1,286
Gain on sale of securities	—	15	—	15
Other operating expenses
Salaries and employee benefits	855	604	2,365	1,791
Occupancy	98	65	259	193
Equipment	191	129	547	424
Supplies	68	53	204	153
Outside expenses	211	226	617	534
Marketing	52	51	187	133
Credit expense	57	64	123	175
Other	152	104	382	276
FASB 91 Loan Fee Adjustment	(198)	(179)	(520)	(502)

Total other operating expenses	1,486	1,117	4,164	3,177

Income before income taxes	305	581	1,486	1,680
Income tax expense	(104)	(198)	(505)	(578)

Net Income	$201	$383	$981	$1,102

Bank of the James Financial Group, Inc.

Consolidated Statements of Operation

(dollar amounts in thousands)

(unaudited)

	Quarter Ending 9/30		Nine Months Ending 9/30
	2004	2003	2004	2003
Income per common share – basic	$0.19	$0.41	$0.96	$1.18

Income per common share – diluted	$0.18	$0.39	$0.94	$1.14

Bank of the James Financial Group, Inc.

Consolidated Statements of Cash Flows

Periods ending September 30, 2004 and September 30, 2003

(dollar amounts in thousands)

(unaudited)

	9/30/2004	9/30/2003
Cash flows from operating activities
Net Income	981	1,102
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	398	269
Provision for loan losses	634	434
(Increase) decrease in deferred tax asset	—	(6)
(Increase) decrease in interest receivable	(197)	49
(Increase) decrease in other assets	(422)	(535)
Increase (decrease) in income taxes payable	(165)	(272)
Increase (decrease) in interest payable	8	(31)
Increase (decrease) in other liabilities	(47)	(49)

Net cash provided by operating activities	1,190	961

Cash flows from investing activities
(Increase) decrease in balance of held-to-maturity securities	(2,010)	1,007
(Increase) decrease in balance of available-for-sale securities	(6,739)	4,944
Purchases of Federal Home Loan Bank stock	(72)	(50)
Origination of loans, net of principal collected	(18,541)	(22,576)
Recoveries on loans charged off	94	62
Purchases of premises and equipment	(916)	(327)

Net cash used in investing activities	(28,184)	(16,940)

Cash flows from financing activities
Net increase in deposits	20,024	18,986
Net increase from sale of stock from options exercise	24	—
Net increase in repurchase agreements	4,062	—

Net cash provided by financing activities	24,110	18,986

Increase (decrease) in cash and cash equivalents	(2,884)	3,007

Cash and cash equivalents at beginning of period	10,217	8,298

Cash and cash equivalents at end of period	7,333	11,305

Bank of the James Financial Group, Inc.

Notes to Unaudited Financial Statements

Note 1 – Basis of Presentation

In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. Results and statements for all periods prior to January 1, 2004 are for Bank of the James (the “Bank”), predecessor to Bank of the James Financial Group, Inc. (“Financial”). The results and statements for all periods on or after January 1, 2004 are for Financial. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information are contained in Financial’s Annual Report on Form 10-KSB for the year ended December 31, 2003. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in Financial’s Annual Report on Form 10-KSB. Results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Note 3 – Earnings per share

Earnings per share have been determined under the provisions of the Statement of Financial Accounting Standards No. 128, Earnings Per Share. For the quarters ended September 30, 2004 and 2003, basic earnings per share has been computed based upon the weighted average common shares outstanding of 1,031,218 and 935,630, respectively.

Currently, only the option shares granted to certain officers and employees of Financial pursuant to the Amended and Restated Stock Option Plan of Financial are considered dilutive under the Statement of Financial Accounting Standards No. 128, Earnings Per Share. The following is a summary of the diluted earnings per share calculation for the three and nine months ended September 30, 2004 and 2003.

	Three months ended 9/30		Nine months ended 9/30
	2004	2003	2004	2003
Net income	$201,000	$383,000	$981,000	$1,102,000

Weighted average number of shares	1,031,218	935,630	1,021,155	935,630
Options affect of incremental shares	64,195	50,712	24,102	33,996

Weighted average diluted shares	1,095,413	986,342	1,045,257	969,626

Basic EPS (weighted avg shares)	$0.19	$0.41	$0.96	$1.18

Diluted EPS (Including Option Shares)	$0.18	$0.39	$0.94	$1.14

*	Fully Diluted Income per share is computed based on the weighted-average number of shares outstanding plus the incremental shares attributable to the Stock Option Plan, for the three and nine months ended September 30, 2004 and 2003.

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

As of the date hereof, the sole business of Financial is the ownership of the capital stock of the Bank. Financial had no business until January 1, 2004 when it acquired the common stock of the Bank and unless otherwise noted all of the financial statements and results referenced for the periods prior to January 1, 2004 herein refer to the results and statements of the Bank.

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

The Bank currently serves its customers through the following five full service offices: the main office located at 615 Church Street in Lynchburg (opened July 22, 1999), a branch located at 5204 Fort

Avenue in Lynchburg (opened November 13, 2000), a branch located on South Amherst Highway in Amherst County (opened June 4, 2002), a branch located at 17000 Forest Road in Forest (the “Forest Branch”) (opened February 4, 2004), and a branch located at 828 Main Street in Lynchburg (the “Downtown Branch”) (opened October 25, 2004).

Senior management of Financial and the Bank have relocated to the Downtown Branch. The Bank anticipates taking action to designate the Downtown Branch as its main office.

The Bank continuously evaluates locations for additional branches and would consider an additional branch in the next twelve months if a suitable location were found. Future branch openings are subject to regulatory approval. The Bank has identified several locations that may be suitable for an additional branch and has begun a preliminary evaluation in order to determine the feasibility of one of the locations. Except as set forth herein, the Bank does not expect to purchase any significant property or equipment in the upcoming 12 months.

The following discussion represents management’s discussion and analysis of the financial condition and results of operations of Financial and the Bank, respectively, as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004. It should be read in conjunction with the condensed financial statements included elsewhere herein.

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

September 30, 2004
Commitments to extend credit	$29,630,000
Letters of Credit	1,906,000

$31,536,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which we deem necessary.

SUMMARY OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The comparison of the financial condition and operating results between September 30, 2004 and September 30, 2003 should be read in the context of the length of time for which the Bank has been operating. The Bank began operations on July 22, 1999, opened its second location in November, 2000, opened its mortgage division in April, 2001, opened its third location in June, 2002, opened its fourth location in February, 2004, and opened its fifth location in October, 2004.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

September 30, 2004 as Compared to December 31, 2003

Total assets were $169,905,000 on September 30, 2004 compared with $145,011,000 at December 31, 2003. The increase may be attributed in part to the deposit growth from $133,486,000 for the year ended December 31, 2003 to $153,509,000 on September 30, 2004, an increase of 15.00%. Loans, net of unearned income and allowance, increased to $132,416,000 on September 30, 2004 from $114,604,000 on December 31, 2003. This increase in total assets can be attributed to deposit growth, particularly the continued growth of the Forest Branch, as well as an increase in rates (as a result of the increasing rate environment) that the Bank offers on its deposit products, the addition of new lenders, and the Bank’s reputation for service. Cash and cash equivalents decreased to $7,333,000 on September 30, 2004 from $10,217,000 on December 31, 2003. This decrease can be attributed to management’s effort to reallocate cash from fed funds to higher yielding investment securities. In addition, routine fluctuations in deposits, an increased number of transactional accounts and professional settlement accounts, both of which are subject to fluctuations, will contribute to variations in cash and cash equivalents. Securities held-to-maturity increased to $10,004,000 on September 30, 2004 from $7,994,000 on December 31, 2003. Securities available-for-sale increased to $13,712,000 on September 30, 2004 from $6,962,000 on December 31, 2003. As noted above, this increase from December 31, 2003 in both securities held-to-maturity and securities available-for-sale was primarily due to management’s effort to improve cash management by allocating cash to investment securities from lower yielding fed funds.

As of September 30, 2004 and December 31, 2003 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2004 and 2003

Earnings Summary

Net income for the three and nine months ended September 30, 2004 was $201,000 and $981,000, respectively compared to a net income of $383,000 and $1,102,000 for the same periods in 2003. Basic earnings per common share for the three months ended September 30, 2004 decreased to $0.19 from $0.41 for the comparable period in 2003. Basic earnings per common share for the nine months ended September 30, 2004 decreased to $0.96 from $1.18 for the comparable period in 2003. Fully diluted earnings per common share for the three months ended September 30, 2004 decreased to $0.18 from $0.39 for the comparable period in 2003. Fully diluted earnings per common share for the nine months ended September 30, 2004 decreased to $0.94 from $1.14 for the comparable period in 2003.

The decline in net income for the three and nine months ended September 30, 2004 as compared to the comparable periods in 2003 was due primarily to a loan loss provision of $503,000 for the quarter ended September 30, 2004 as compared with a loan loss provision of $142,000 for the comparable quarter 2003. In the course of calculating loan impairment in accordance with FASB 114 for the third quarter of 2004, management determined that certain loans should be downgraded because of deterioration in their credit quality. Of the $503,000 provision made in the third quarter 2004, $199,000 resulted from the reclassification of these loans due to management’s belief that these impaired loans are likely to result in a loss.

The earnings-per-share comparisons should be read in the context of a 10% stock dividend declared by Financial and effective on January 27, 2004. The results for the period ended September 30, 2004 reflect this dividend while the results from the period ended September 30, 2003 do not reflect this dividend.

These operating results represent an annualized return on shareholders’ equity of 6.46% and 10.99% for the three and nine months ended September 30, 2004 compared with 13.93% and 13.96% for the same periods in 2003. The annualized return on average assets for the three and nine months ended September 30, 2004 was 0.49% and 0.84%, respectively, compared with 1.20% and 1.24% for the same periods in 2003.

Interest Income; Interest Expense; and Net Interest Income

Interest income increased to $2,407,000 and $6,795,000 for the three and nine months ended September 30, 2004, respectively, from $1,953,000 and $5,698,000 for the three and nine months ended September 30, 2003. This increase was due to an increase in interest earning assets, including loans and investment securities (and the accompanying decrease in comparatively low-yielding fed funds).

Interest expense increased to $641,000 and $1,817,000 for the three and nine months ended September 30, 2004 from $538,000 and $1,708,000, respectively for the same periods in 2003. This increase in interest expense was primarily due to an increase in the aggregate balance in interest bearing deposit accounts and an increase in the interest rates paid by the Bank on deposit accounts that accompanied the interest rate increases by FOMC. In addition, interest expense increased because during the quarter ended September 30, 2004, rates on certificates of deposit began to increase in response to competition and the FOMC rate increases. The Bank expects this trend to continue during the quarter ending December 31, 2004.

The fundamental source of the Bank’s revenue, net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and nine months ended September 30, 2004 was $1,766,000 and $4,978,000, respectively compared with $1,415,000 and $3,990,000 for the same periods in 2003. The growth in net interest income for the three and nine months ended September 30, 2004 as compared with the comparable three and nine months in 2003 was due to the increase in average interest-earning assets, which was the result of growth in the loan portfolio funded by the growth in deposits. The net interest margin decreased to 4.49% in the third quarter of 2004 from 4.69% in the same period a year ago. This decrease was due in part to the fact that the principal balance on comparatively high yielding loans has decreased when compared to last year. In addition, the average rate paid on interest bearing liabilities did not decrease as significantly.

Non-Interest Income

Non-interest income, which is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, and the Bank’s ownership interest in a title insurance agency, increased to $528,000 and $1,306,000 for the three and nine month periods, respectively ended September 30, 2004, from $425,000 and $1,301,000 for the comparable periods in 2003. This increase was due in large part to an increase in mortgage origination fees. In addition, revenues from fees and service charges increased as the number of transactional deposit accounts increased.

Non-Interest Expense

Non-interest expense for the three and nine months ended September 30, 2004 was $1,486,000 and $4,164,000, respectively compared to $1,117,000 and $3,177,000 for the three and nine months ended September 30, 2003. The increase in non-interest expense can be attributed to increased occupancy expenses, along with an increase in compensation expense related to an increase in the number of employees necessary to accommodate the Bank’s growth and expansion. Total personnel expense increased to $855,000 and $2,365,000 for the three and nine month periods ended September 30, 2004, from $604,000 and $1,791,000 for the comparable periods in 2003. Compensation for some employees of the mortgage division is commission-based and therefore subject to fluctuation. The Bank also had increases in depreciation expense, data processing fees, other operating expenses, and one-time expenses associated with the opening of the Forest Branch and the Downtown Branch.

Allowance for Loan Losses and Loan Loss Reserve

The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. The amount added to the loan loss reserve for the three and nine months ended September 30, 2004 was $503,000 and $634,000, respectively compared with $142,000 and $434,000 for the comparable periods in 2003. As discussed above, this increase was due in large part to the application of the loan loss policy as related to impairment calculations and management’s decision to downgrade certain loans in accordance with FASB 114 because of a deterioration in the credit quality of those loans. Although the Bank currently has loans in excess of $900,000 classified as non-performing, management believes the impairment on these loans will be immaterial because the potential losses associated with these loans were charged off against the loan loss reserve in quarter ended September 30, 2004. Management does not believe that the amount of non performing loans will increase at an unacceptable rate. Management believes that the current loan loss provision of $1,454,000 (or 1.09% of total loans) at September 30, 2004 is adequate.

Income Taxes

For the quarter ended September 30, 2004, the Bank accrued an income tax liability of $104,000 for a year-to-date total of $505,000 and, based on its 2003 income tax liability, made an estimated income tax payment of $236,000 during the quarter ended September 30, 2004.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Not Applicable.

Item 3. Defaults Upon Senior Securities – Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders – Not Applicable

Item 5. Other Information – Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	The following are filed as Exhibits to this Form 10-QSB

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman, III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2004

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2004

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 12, 2004

99.1	SFAS No. 123 Statement

(b) On October 22, 2004, Financial filed Current Report on Form 8-K with an accompanying press release disclosing Financial’s consolidated financial performance for the Bank’s fiscal quarter ended September 30, 2004.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES

Date: November 12, 2004	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President (Principal Executive Officer)

	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman, III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2004

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2004

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 12, 2004

99.1	SFAS No. 123 Statement