Form 10KSB
period 2004-12-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2005-04-05
CIK 1275101

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

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

Common Stock, $2.67 par value

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for the fiscal year ended December 31, 2004 were $11,263,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (for purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the issuer) is approximately $27,927,000 (based on the March 22, 2005 trade price of $20.00 per share).

The number of shares outstanding of Common Stock, $2.67 par value as of March 23, 2005 was 1,600,468.

Transitional Small Business Disclosure Format (check one)

Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2004 Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 12, 2005, are incorporated by reference into Part III of this Form 10-KSB

BANK OF THE JAMES FINANCIAL GROUP, INC.

FORM 10-KSB

Fiscal Year Ended December 31, 2004

PART I

Item 1.	Description of Business.

Overview and History

Bank of the James Financial Group, Inc. (“Financial”) is a one-bank holding company with its headquarters in Lynchburg, Virginia. Financial was incorporated at the direction of Bank of the James (the “Bank”) to serve as a bank holding company of the Bank. Financial acquired all of the shares of the Bank in a statutory share exchange on a one-for-one basis on January 1, 2004. The Bank is Financial’s only subsidiary and primary asset.

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

As of the date hereof, the sole business of Financial is the ownership of the capital stock of the Bank. Financial had no business until January 1, 2004 and unless otherwise noted all of the financial statements and results referenced prior to that date refer to the results and statements of the Bank.

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

As of the date hereof, the Bank’s Principal Office is located at 615 Church Street, Lynchburg, Virginia 24504 and its telephone number is (434) 846-2000. The Bank also maintains a website at www.bankofthejames.com. The Bank has notified the Virginia Bureau of Financial Institutions that it requests to redesignate 828 Main Street, Lynchburg, Virginia 24504 as its principal office effective March 31, 2005. This request is subject to approval by the Virginia Bureau of Financial Institutions.

Principal Products of the Bank

The Bank currently conducts business from five full-service offices. Three of the full-service offices are located in Lynchburg, Virginia, one full-service location is located in Madison Heights, Virginia, and one is located in Forest, Virginia. The Bank established a mortgage loan origination division that conducts business under the name “Bank of the James Mortgage, a Division of Bank of the James” primarily from the full-service branch located in Forest, Virginia. The Bank has no operating subsidiaries.

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

Lending Services. The Bank also offers a full range of short-to-medium term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. Additionally, the Bank originates fixed and floating-rate mortgage loans and real estate construction and acquisitcion loans.

Consumer Residential Mortgage Origination. The Bank, through Bank of the James Mortgage, a Division of Bank of the James (the “Mortgage Division”) originates consumer residential mortgage loans. Through the Mortgage Division, the Bank originates conforming and non-conforming home mortgages in the Region 2000 area, as defined below. As part of the Bank’s overall risk management strategy, all of the loans originated and closed by the Mortgage Division are sold to major national mortgage banking or financial institutions.

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

Total population in the market area equals approximately 230,000. The area is serviced by one daily newspaper and a number of radio and television stations providing diverse media outlets. The City of Lynchburg, the location of the Bank’s Church Street Office, has the largest population base, with approximately 66,000 persons. Median family income has continued to increase in Region 2000 during the past ten years.

Region 2000 has a broad range of services, light industry, and manufacturing plants. Principal service, industrial, research and development employers include: Genworth Financial (life insurance and other financial products); Centra Health, Inc. (health care services); C.B. Fleet, Inc. (medical supplies); Framatome ANP, Inc. (nuclear maintenance and repairs); Frito-Lay, Inc. (snack foods); BWX Technologies, Inc. (nuclear fuel); Thomasville Furniture (furniture); as well as Randolph-Macon Woman’s College, Sweet Briar College, Liberty University, and Lynchburg College.

Employees

As of March 23, 2005, the Bank had 81 full-time equivalent employees. None of its employees are represented by any collective bargaining agreements, and relations with employees are considered excellent.

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

Supervision and Regulation

As a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”), Financial is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Financial is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the BHCA. Financial must also provide the Virginia Bureau of Financial Institutions (the “Commission”) with information regarding Financial and the Bank. The Federal Reserve Board and the Commission may also examine Financial and the Bank.

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

Financial is also subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including the filing with the Securities and Exchange Commission (the “SEC”) of annual, quarterly and other reports on the financial condition and performance of the organization. As a reporting company under the Exchange Act, Financial is directly affected by the recently enacted Sarbanes-Oxley Act of 2002 (the “SOx”), which is aimed at improving corporate governance and reporting procedures and requires expanded disclosure of Financial’s corporate operations and internal controls. Financial intends to be in compliance with any applicable rules and regulations as they become effective. Management anticipates that compliance with SOx will be costly. The new legislation and its implementing regulations will potentially lead to an increase in certain outside professional costs.

The Federal Reserve Board requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect its bank subsidiaries. Financial would be compelled by the Federal Reserve Board to invest additional capital in the event the Bank experiences either significant loan losses or rapid growth of loans or deposits.

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

The Bank generated start-up losses in its beginning years; as such the organization had negative retained earnings and was not able to pay cash dividends until recently. Although Financial’s retained earnings are now positive, dividends are not planned at this time. Financial believes the additional capital can be used more effectively to support future growth of the organization.

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

Deposit Insurance. Section 38 of the FDIA, as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), requires that the federal banking agencies establish five capital levels for insured depository institutions—“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”—and requires or permits such agencies to take certain supervisory actions as an insured institution’s capital level declines. In certain circumstances, a financial institution’s low capital position can lead to enhanced restrictions by the FDIC. An “adequately capitalized” institution is restricted from accepting brokered deposits, and a “significantly undercapitalized” institution must develop a capital restoration plan and is subject to a number of mandatory and discretionary supervisory actions. These powers and authorities are in addition to the traditional powers of the federal banking agencies to deal with undercapitalized institutions.

As an institution with deposits insured by the Bank Insurance Fund (“BIF”), the Bank also is subject to insurance assessments imposed by the FDIC. In 2004 and for the first semiannual assessment period of 2005, the FDIC continued the risk based BIF assessment rate schedule of 0.0% to 0.27% of an institution’s average assessment base. The actual assessment to be paid by each BIF member is based on whether the institution is considered “well capitalized”, “adequately capitalized,” or “undercapitalized”, as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.

The Deposit Insurance Funds Act of 1996 (the “Funds Act”) was enacted on September 30, 1996. Among other provisions, the Funds Act (i) requires that certain depository institutions pay a one-time special assessment to the FDIC to capitalize the Savings Association Insurance Fund (“SAIF”) at its statutory required reserve ratio of 1.25% of insurable deposits, (ii) exempts certain depository institutions with SAIF-assessable deposits that meet any of several specified criteria from paying the special assessment and (iii) authorizes the Financing Corporation (“FICO”) to impose periodic assessments on depository institutions that are members of BIF, in addition to institutions that are members of the SAIF, in order to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until this change in the law, only SAIF-member institutions bore the cost of funding these interest payments. FICO assessments are set quarterly and were set at 0.0154%, 0.0154%, 0.0148%, 0.0146%, and 0.0144% annually for the first, second, third, and fourth quarters of 2004 and the first quarter of 2005, respectively for both BIF and SAIF assessable deposits. The FDIC may change the rates for insurance in its discretion to ensure insurance fund solvency. Increases in FDIC insurance charges will have an adverse financial impact on the Bank.

Regulators have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of the action depends on the capital adequacy and other features of the organization in question.

Capital Requirements. The various federal bank regulatory agencies, including the Federal Reserve Board, have adopted risk-based capital requirements for assessing bank capital adequacy. In addition, Virginia chartered banks must also satisfy the capital requirements adopted by the Commission. The federal capital standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, as adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, with each multiplied by one of several risk adjustment percentages. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The minimum requirement for the ratio of total capital to risk-weighted assets (including certain off-balance sheet obligations, such as stand-by letters of credit) for a bank to be “adequately capitalized” is 8.0%. At least half of the risk-based capital must consist of stockholders’ equity (including retained earnings) and qualifying noncumulative preferred stock, less deductions for goodwill and various other intangibles (“Tier 1 capital”). The remainder (“Tier 2 capital”) generally consists of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general valuation allowance for loan losses. No element of Tier 1 or Tier 2 capital may contain covenants, terms, or restrictions that are inconsistent with sound banking practices. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.” The Tier 1 and total capital to risk-weighted asset ratios of the Bank as of December 31, 2004 were 9.2% and 10.2%, respectively, exceeding the minimums required.

The Federal Reserve Board also has adopted regulations that supplement the risk-based guidelines to include a minimum leverage ratio of Tier 1 capital to quarterly average assets (“Leverage ratio”) of 3.0%. The Federal Reserve Board has emphasized that the foregoing standards are supervisory minimums and that a banking organization will be permitted to maintain such minimum levels of capital only if it receives the highest rating under the regulatory rating system and the banking organization is not experiencing or anticipating significant growth. Such banks are expected to maintain capital ratios well above minimum levels. All other banking organizations are required to maintain a Leverage ratio of at least 4.0% to 5.0% of Tier 1 capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The tangible Tier 1 Leverage ratio is the ratio of a banking organization’s Tier 1 capital, less deductions for intangibles otherwise includable in Tier 1 capital, to total tangible assets. The Leverage ratio of the Bank as of December 31, 2004 was 7.5%, exceeding the minimums required.

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

As of March 23, 2005, the Bank conducted its business from the following five locations: i) its main banking office located at 615 Church Street, Lynchburg, Virginia (the “Church Street Office”); ii) a branch office at 5204 Fort Avenue, Lynchburg, Virginia (the “Chestnut Hill Branch”); iii) a branch office located at 4698 S. Amherst Highway, Madison Heights, Virginia (the “Madison Heights Branch”); iv) a branch office located at 17000 Forest Road, Forest, Virginia (the “Forest Branch”); and v) 828 Main Street, Lynchburg, Virginia (the “Downtown Branch”). The Bank’s consumer mortgage division doing business as Bank of the James Mortgage, a Division of Bank of the James (the “Mortgage Division”) operates from the Forest Branch.

The Church Street Office. The Bank leases approximately 9,059 square feet of office space and the adjacent parking lot from W.C. English, Inc. under a Lease Agreement dated February 22, 1999. Under the terms of the lease, the Bank pays a net total of approximately $8,100 per month for the office space and the parking lot. This space includes the addition of 1,196 square feet as of April, 2000 and 1,537 square feet in July, 2001. The Bank has exercised its option to renew this lease, the term of which shall terminate on August 31, 2009. As noted above, the Bank has notified the Virginia Bureau of Financial Institutions that it requests to redesignate 828 Main Street, Lynchburg, Virginia 24504 as its principal office effective March 31, 2005.

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

The Downtown Branch. By a lease dated October 9, 2003, the Bank agreed to lease certain space (increasing from approximately 17,000 square feet during years 1 through 6 of the Lease to approximately 29,000 square feet thereafter) in a building located at 828 Main Street, Lynchburg, Virginia. The lease is for a period of 10 years from the acceptance date of the lease. Provided that the Bank is not in default under the lease, the Bank shall have the option to extend the lease for two periods of five years, subject to certain rent increases set forth in the lease. Under the terms of the lease, the Bank will pay a net total of approximately $8,300 per month (subject to increases set forth in the lease) for the office space and parking spaces. The rent is subject to the increases set forth in the lease. Previously Wachovia Bank, N.A. had used the Downtown Branch as its main office for the Lynchburg market. The Downtown Branch opened on October 25, 2004.

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

No matters were submitted to vote to the security holders of Financial during the quarter ended December 31, 2004.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

The Common Stock of Financial is quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol BOJF (BOJF.OB on some systems). The volume of trading of shares of Common Stock has not been extensive. Prior to January 2, 2004, the common stock of the Bank was traded on the

OTCBB under the symbol BOTJ. The following table sets forth the quarterly high and low bid prices for each quarter in fiscal 2004 and 2003 for Financial or the Bank, as applicable, as reported by the OTC Bulletin Board (www.OTCBB.com/Nasdaq Data Products, Historical Data Service) and adjusted as set forth below:

Fiscal 2004	High	Low	Fiscal 2003	High	Low
First Quarter	16.33	14.03	First Quarter	9.77	9.00
Second Quarter	16.00	13.16	Second Quarter	11.33	9.50
Third Quarter	17.33	15.00	Third Quarter	12.67	10.83
Fourth Quarter	17.33	15.33	Fourth Quarter	17.67	11.73

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Financial declared a 10% stock dividend payable on January 27, 2004 to all shareholders of record as of January 2, 2004. The prices set forth above have not been adjusted to reflect this 10% dividend.

On January 13, 2005, the board of directors of Financial declared a 50% stock dividend on Financial’s common stock common stock, $4.00 par value. Each shareholder of record as of February 4, 2005 received on or about March 4, 2005 a stock dividend equal to 50% of the shares owned as of that date, provided, however, that that no fractional shares were issued and the stock dividend was rounded up or down as applicable, to the nearest whole share. The payment date for the stock dividend was March 4, 2005. The share prices set forth in the above table have been adjusted to reflect this 50% dividend.

As of March 22, 2005 (the most recent date available), the Common Stock traded for $20.00 per share. As of March 23, 2005, there were 1,600,468 shares of Common Stock outstanding, which shares are held by approximately 2,000 shareholders of record. Neither Financial nor the Bank prior to the formation of Financial has declared or paid a cash dividend on its Common Stock.

Financial is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Additionally, Financial intends to follow a policy of keeping retained earnings, if any, for the purpose of increasing net worth and reserves of the Bank during its initial years of operation in order to promote the Bank’s growth and ability to compete in its market area. As a result, Financial does not anticipate paying a cash dividend on its Common Stock in 2005.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “expect,” “intend,” “anticipate,” “plan” and similar expressions and variations thereof identify certain of such forward-looking statements which speak only as of the dates on which they were made. Financial undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Such factors include, but are not limited to competition, general economic conditions, potential changes in interest rates, and changes in the value of real estate securing loans made by the Company.

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

As of the date hereof, the sole business of Financial is the ownership of the capital stock of the Bank. Financial had no business until January 1, 2004 and unless otherwise noted i) the financial results and statements for all periods ending on or before December 31, 2003 refer to the results and statements of the Bank; and ii) references to the financial results and statements for all subsequent periods refer to the results and statements of Financial. Because Financial is the successor issuer to the Bank, when comparing the results of 2003 to those of 2004, the Bank and Financial are each referred to as the “Company.”

Financial declared a 50% stock dividend (or 3 for 2 split) which was paid on March 4, 2005 to shareholders of record on February 4, 2005.

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

Because Financial has a relatively short operating history, historical trends do not provide sufficient information to judge the adequacy of the allowance for loan losses. Therefore, management considers industry trends, peer comparisons, as well as individual classified loan impairment, in addition to historical experience to evaluate the allowance for loan losses.

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

The Bank’s mission is premised on growing a profitable banking operation in a prudent manner while maintaining high quality service to its customers in Region 2000. Management is committed to serving the banking needs of Region 2000 and has developed a marketing strategy that targets and appeals to individuals, small to medium sized businesses, and professional concerns. The Bank believes that it is currently meeting such needs and strives to create other mechanisms with which it will meet the challenges of servicing such customers in the future. Management realizes that to remain competitive, the Bank will need to open additional branches and it continues to evaluate options regarding the establishment of additional branches. Management is cognizant of the fact that the population of the Bank’s market area continues to expand and the Bank should be able to grow its deposit base in the future and, as a result, increase its lending opportunities in such communities. Management also is attempting to limit interest rate risk by not making fixed rate loans in excess of five years. Financial and the Bank are also mindful of its operating expenses and expects to keep such expenses at a low level. By adhering to the above policies, management intends to enhance the Bank’s profitability in the upcoming year.

The Bank began operating in July, 1999. The operating results of the Bank and Financial depend primarily upon the Bank’s net interest income, which is determined by the difference between (i) interest and dividend income on earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. The Bank’s net income also is affected by its provision for loan losses, as well as the level of its other operating income, including loan fees and service charges, and its other operating expenses, including salaries and employee benefits, occupancy expense, data processing expenses, Federal Deposit Insurance Corporation premiums, expense in complying with the Sarbanes-Oxley Act of 2002, miscellaneous other expenses, franchise taxes, and income taxes.

2004 Compared to 2003

The comparison of operating results for the Company between 2004 and 2003 should be read in the context of the relatively short operating history of the Bank. The Bank began operations on July 22, 1999, opened the Chestnut Hill Branch as its second location in November, 2000, opened the Madison Heights Branch as its third location in June, 2002, opened the Forest Branch in February, 2004 as its fourth location, opened the Downtown Branch as its fifth location in November 2004, and opened its

Mortgage Division in March 2001. Thus, the results for the year ended December 31, 2003 do not reflect the result of operations for either the Forest Branch or the Downtown Branch while the results for the year ended December 31, 2004 include results from the Forest Branch for approximately 10 months and of the Downtown Branch for approximately 2 months.

Earnings Summary for the Company

The net income for the Company for the year ended December 31, 2004 was $1,472,000 or $1.44 per basic and $1.35 per diluted share compared with net income of $1,416,000 or $1.51 per basic and $1.47 per diluted share for the year ended December 31, 2003. Note 10 of the Financial Statements provides additional information with respect to the calculation of the Company’s earnings per share.

The increase in net income of $56,000 in 2004 compared to 2003 was due in large part to the following factors: i) the Company’s overhead was spread over a larger base of business; ii) an increase in non-interest income; and iii) an increase in the size of the loan portfolio, the Company’s primary method of investment. The increase in net income was offset due to an to a loan loss provision of $754,000 for the year ended December 31, 2004 as compared with a loan loss provision of $552,000 for the year ended December 31, 2003. In the course of calculating loan impairment in accordance with FASB 114, in the quarter ended September 30, 2004, management determined that certain loans should be downgraded because of deterioration in their credit quality. Of the $754,000 provision made in the year ended December 31, 2004, $199,000 resulted from the reclassification of these loans due to management’s belief that these impaired loans may result in a loss. Although the Company currently has loans in excess of $380,000 classified as non-performing, management believes the impairment on these loans will be immaterial due to the fact that the potential losses associated with these loans have been provided for in the allowance for loan loss. Management does not believe that the amount of non performing loans will continue to increase at an unacceptable rate.

These operating results represent a return on average shareholders’ equity of 12.16% for the year ended December 31, 2004 compared to 13.20% for the year ended December 31, 2003. Return on average assets for the year ended December 31, 2004 was 0.92% compared to 1.14% in 2003.

Financial Condition Summary of the Company

The Company’s total assets were $171,025,000 at December 31, 2004, an increase of $26,014,000 or 17.9% from $145,011,000 compared with December 31, 2003. The increase may be attributed to strong deposit growth from $133,486,000 for the period ended December 31, 2003 to $153,834,000 at the end of the same period in 2004, for an increase of 15.2%. Non- interest-bearing deposits increased $5,279,000 or 32.1% from $16,420,000 at December 31, 2003 to $21,699,000 at December 31, 2004. Interest-bearing deposits increased $15,069,000 or 12.9%. from $117,066,000 at December 31, 2003 to $132,135,000 at December 31, 2004. In the fall of 2003, the Bank introduced a new savings account known as “Peaks Savings.” The Peaks Savings accounts pay interest at above market rates and the product was well received by Bank customers. The Peaks Savings product continues to attract significant interest bearing deposits.

Loans, net of unearned income and the loan loss provision, increased from $114,604,000 as of December 31, 2003 to $140,272,000 as of December 31, 2004, an increase of 22.4%. This increase can be attributed to a continued low interest rate environment that made borrowing attractive to the Company’s customers, the Company’s increased presence in the market, and the Bank’s reputation for service. Cash and cash equivalents decreased from $10,217,000 in 2003 to $3,980,000 in 2004. This decrease was due to loans growing faster than deposits and the purchase of securities. Securities available-for-sale increased $3,949,000 in 2004 to $10,912,000 from $6,963,000 at December 31, 2003.

Securities held to maturity (not marked to market) increased from $7,993,000 as of December 31, 2003 to $8,999,000 as of December 31, 2004. These increases are attributable in large part to the reallocation of short term fed funds to longer term, higher yielding investments.

Shareholders’ equity increased $1,477,000, or 13.1% from December 31, 2003 to December 31, 2004. The increase resulted from Company’s operating income and was partially offset by a decrease in the value of unrealized gains on securities available for sale. As set forth in Note 15 to the Financial Statements, at December 31, 2004 the regulatory capital levels the Bank exceeded those established for well-capitalized institutions.

Net Interest Income and Net Interest Margin for the Company

The fundamental source of the Company’s revenue, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. The significant categories of earning assets are loans, federal funds sold, and investment securities, while deposits represent interest bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operation. Net interest income for 2004 increased $1,437,000 to $6,922,000 or 26.2% from net interest income of $5,486,000 in 2003. The growth in net interest income was due to the increase in average interest-earning assets which was the result of growth in the loan portfolio funded by the growth in deposits but partially offset by the decrease in the net interest margin. The net interest margin decreased to 4.56% in 2004 from 4.68% in 2003. The average rate on earning assets decreased 42 basis points from 6.62% in 2003 to 6.20% in 2004 and the average rate on interest-bearing liabilities decreased from 2.32% in 2003 to 1.95% in 2004. Although Management cannot predict with certainty future interest rate decisions by the Federal Open Market Committee (“FOMC”), Management believes that the rates being offered on both loans and deposits can be adjusted to maintain an acceptable net interest margin.

Non-Interest Income of the Company

Non-interest income increased to $1,823,000 (not including $7,000 in gains from sales of securities) in 2004 from $1,611,000 in 2003. The increase in non-interest income for 2004 was due to additional service charges on an increased number of deposit accounts, an increase in the fees generated by the Mortgage Division, and an increase in miscellaneous fees. During 2004, mortgage loan volume continued to be strong, driven largely by mortgage refinancing stimulated by low interest rates. In addition, the Mortgage Division provides opportunities to establish many new banking relationships by providing more bank services and products to new customers. The Mortgage Division originated 341 mortgage loans, totaling $42,039,000 in 2004 as compared with 468 loans totaling $52,670,000 during the year ended December 31, 2003. For the year ended December 31, 2004, the Mortgage Division accounted for 5.67% of the Company’s pre-tax earnings.

For the year ended December 31, 2004 non-interest income represented 16.2% of the Company’s total revenues and decreased slightly when compared to the figure of 17.3% for the prior year. One of the Company’s goals is to continue to evaluate and identify new sources of non-interest income as well as enhance existing ones.

Non-Interest (Operating) Expense of the Company

Non-interest, or operating, expense was $5,768,000 in 2004 compared to $4,405,000 in 2003. The significant increase in expense can be attributed to increased occupancy expense, an increase in equipment depreciation expenses, and increase in outside expenses, and an increase in the number of employees necessary to accommodate the Company’s growth. Total personnel expense increased to $3,265,000 in 2004 from $2,461,000 in 2003 primarily as a result of staffing of the Downtown Branch and increased staffing at the Forest Branch. Variable expenses, including data processing fees and credit expenses also increased because of the Company’s growth.

Because of the costs associated with opening and staffing two new branches, the Company’s efficiency ratio (that is, the cost of producing each dollar of revenue) increased from 61.95% in 2003 to 65.90% in 2004. The Company expects the efficiency ratio to decrease in 2005.

Provision and Allowance for Loan Losses for the Company

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

Management has adopted a loan loss provision risk rating system formulated for commercial loans based on a “tiering” system The “tiering” system (see Table 1 below) allows for each commercial loan to be classified by management based on their perceived level of risk when such factors as collateral adequacy/value, cash flow/capacity to repay debt, credit history, and other factors are taken into account. Current, management reserves the greater of i) 1.00%; or ii) the amount determined by the tiering system set forth in Table 1 plus individual impairment associated with all classified loans, including consumer and real estate. In addition, for consumer and real estate loans classified as “satisfactory” or better, the Company accrues a loan loss reserve of 1.50% and 0.50%, respectively. Management anticipates that the loan loss policy will closely approximate actual losses.

Table 1 — Bank of the James Tiered Risk Weighting System for Commercial Loans

Risk Categories	Classification	% of Loan Provided for in Loan Loss Reserve
Risk 1	Excellent	0%
Risk 2	Above Average	1/4%
Risk 3	Satisfactory	1/2%
Risk 4	Acceptable / Low Satisfactory	1%
Risk 5	Special Mention	individual determination
Risk 6	Sub-Standard	individual determination
Risk 7	Doubtful	individual determination
Risk 8	Loss	individual determination

The Company’s reserve for possible loan losses decreased from $1,451,000 in 2003 to $1,419,000 in 2004, or 2.2% of the Company’s total loan portfolio. This decrease resulted from application of the Company’s loan loss provision rating system and individual impairment calculations, as discussed above.

As in prior years, the Bank retained the services of an external loan review firm to examine its loan portfolio in May, 2004. After examination of approximately 64 customer relationships comprising 109 loans totaling $36,420,000 in exposure, or approximately 31.3% of the Company’s total outstanding loan balances as of December 31, 2003, the results of the external loan review showed the Company’s loan portfolio to be sound and the credit underwriting practices to be fully satisfactory as compared to peer group institutions.

The Bank again has retained the services of an external loan review firm to examine its loan portfolio beginning in the last week of April, 2005. Financial intends to provide the results of this review in the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.

Income Tax Expense of the Company

For the year ended December 31, 2004, the Company had a federal income tax expense of $758,000. Note 9 of the Financial Statements provides additional information with respect to current federal income tax expense and the deferred tax accounts.

Liquidity

The liquidity of Financial depends primarily on the dividends paid to it by the Bank. Payment of cash dividends by the Bank is limited by regulations of the Federal Reserve Board and is tied to the regulatory capital requirements.

The objective of liquidity management for the Bank is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Stable core deposits and a strong capital position are the components of a solid foundation for the Bank’s liquidity position.

Funding sources primarily include paid-in capital and customer-based deposits but also include borrowed funds and cash flow from operations. Management proactively has been examining alternative sources of funding, including but not limited to lines of credit, sale of investment securities, purchase of federal funds, term loans through the Federal Home Loan Bank and correspondents, and brokered certificate of deposit arrangements. Management believes that the Company has the ability to meet its liquidity needs.

Capital Resources

Capital adequacy is an important measure of financial stability and performance. Management’s objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profiles of financial institutions. The guidelines define capital as Tier 1 (primarily common shareholders’ equity, defined to include certain debt obligations) and Tier 2 (the remainder generally consisting of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general valuation allowance for loan losses). Note 15 of the Financial Statements shows the minimum capital requirements and the Bank’s capital position as of December 31, 2004 and 2003. As set forth in Note 15, the Bank’s regulatory capital levels exceed those established for well-capitalized institutions.

The Bank was initially capitalized through a public offering of its common stock, $4.00 par value per share (“Common Stock”), at $10.00 per share (the “Offering”). The Offering, which concluded in February, 1999, resulted in a capitalization of the Bank of $9,356,300. As a result of the Offering and funds generated from operations, the Company has sufficient capital with which to operate. Consequently, Financial has no current plans to raise additional capital through another issuance of Common Stock or otherwise.

At December 31, 2004, shareholders’ equity was $12,786,000 compared to $11,309,000 at December 31, 2003. As discussed more fully in “Financial Condition Summary” above, the increase in shareholders’ equity is attributable to the net income earned in 2004.

Lending by the Company

The Company has comprehensive policies and procedures which cover both commercial and consumer loan origination and management of credit risk. Loans are underwritten in a manner that focuses on the borrowers’ ability to repay. The Company’s goal is not to avoid risk, but to manage it and to include credit risk as part of the pricing decision for each product.

Total loans, net of fees and premiums and discounts and the loan loss provision, increased to $140,272,000 as of December 31, 2004 compared to $114,604,000 as of December 31, 2003. As of December 31, 2004, the Company had $380,000 in non-accrual loans compared with $100,000 at December 31, 2003. The Company continues to pursue an aggressive charge off policy that also yields loan recoveries.

The Company’s loan portfolio consists of commercial short-term lines of credit, term loans, mortgage financing and construction loans that are used by the borrower to build or develop real estate properties, and consumer loans. The consumer portfolio includes residential real estate mortgages, home equity lines and installment loans.

Management’s focus on finding alternative sources of funding discussed above is being done so that the Company can continue to make loans and grow its loan portfolio. Continued loan growth is essential for the Company to be viewed by its potential customers as a willing lender.

Investment Securities of the Company

The investment securities portfolio of the Company is used as a source of income and liquidity. The portfolio of securities available for sale has increased to $10,912,000 as of December 31, 2004 from $6,963,000 as of December 31, 2003. This increase can be attributed to a reallocation of funds from short term investments into longer-term, higher yielding securities.

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

c) Management’s target of maintaining approximately 8% of the Company’s total assets in a combination of Fed Funds and investment securities (aggregate of available for sale and held to maturity portfolios);

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

Securities held to maturity increased from $7,993,000 as of December 31, 2003 to $8,999,000 as of December 31, 2004. The decision to invest in securities held to maturity is based on the same factors as the decision to invest in securities available for sale except that management invests surplus funds in securities held to maturity only after concluding that such funds will not be necessary for liquidity purposes during the term of such security. However, the held-to-maturity securities may be pledged for such purposes as short term borrowings and as collateral for public deposits.

The balancing of the above factors along with the investment policy that management currently has in place contributed to the increase in the investment securities portfolio during 2004.

Interest Rate Sensitivity

The most important element of asset/liability management is the monitoring of the Company’s sensitivity to interest rate movements. The income stream of the Company is subject to risk resulting from interest rate fluctuations to the extent there is a difference between the amount of the Company’s interest earning assets and the amount of interest bearing liabilities that are prepaid, mature or reprice in specified periods. The Company’s goal is to maximize net interest income with acceptable levels of risk to changes in interest rates. Management seeks to meet this goal by influencing the maturity and re-pricing characteristics of the various lending and deposit taking lines of business and by managing discretionary balance sheet asset and liability portfolios.

Management also is attempting to limit interest rate risk by not making fixed rate loans in excess of five years. The Company established the Mortgage Loan Division to serve potential customers that desired fixed rate loans in excess of five years. The Company will not hold such mortgage loans on its books and thus will not be subject to the interest rate risks inherent with these fixed rate loans.

Management believes that the Company has been successful in managing its net interest margins despite numerous adjustments by the FOMC since 2001. During 2004, the Bank’s prime rate increased from 4.00% to 5.25%. The Company’s net interest margin was under pressure in part because certain higher yielding loans were paid in full in advance of the maturity date and the proceeds were reinvested in lower yielding loans. As a result, the Company’s spread on earning assets to interest bearing liabilities decreased from 4.61% in 2003 to 4.51% in 2004. Management combated this pressure by constantly monitoring and repricing deposits.

The Company’s management monitors interest rate levels on a daily basis and meets in the form of the Asset/Liability Committee (“ALCO”) at a minimum of weekly or when a special situation arises (e.g., FOMC unscheduled rate change). The following reports and/or tools are used to assess the current interest rate environment and its impact on the Company’s earnings and liquidity: monthly and year to date net interest margin and spread calculations, monthly and year to date balance sheet and income statements versus budget (including quarterly interest rate shock analysis), quarterly net portfolio value analysis, a weekly survey of rates offered by other local competitive institutions, and “Gap Analysis.”

Gap Analysis matches maturities or repricing dates of interest sensitive assets to those of interest sensitive liabilities. If a mismatch exists, it affects profitability. This tool uses a “Gap” to measure mismatches. Its formula is:

(Maturing Assets – Maturing Liabilities)/Total Earning Assets = Gap

Each maturity term, or “bucket,” has a Gap. The greater the number of buckets used (i.e., the shorter the length of each maturity term), the more accurate the results. It is common to break the first year into twelve buckets, the next two years into quarterly buckets, and subsequent years into annual buckets. The Company concentrates mainly on the following two buckets: 1 day to 1 year and 1 year to 3 years.

The Company currently subscribes to computer simulated modeling tools made available through its consultant, FinPro, to aid in Gap analysis calculation. In addition to monitoring by the ALCO and Investment Committee, the board is informed of the current Gap situation and its effect on earnings at the monthly board meetings.

Current Trends

A variety and wide scope of economic factors affect the Company’s success and earnings. Although interest rate trends are one of the most important of these factors, the Company believes that interest rates cannot be predicted with a reasonable level of confidence and therefore does not attempt to do so with complicated economic models. Management believes that the best defense against wide swings in interest rate levels is to minimize vulnerability at all potential interest rate levels. Rather than concentrate on any one interest rate scenario, the Company prepares for the opposite as well in order to safeguard margins against the unexpected.

The upward trend in interest rates during 2004 was due to the actions of the FOMC resulting from an accelerating economy. Although it cannot be certain, management believes that interest rates will either remain stable or trend upward throughout the remainder of 2005. Given the FOMC’s recent statements, short term rates cannot be predicted. An increased long term interest rate is likely to have an adverse impact on the Mortgage Division, primarily due to reduced refinancing opportunities.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

December 31, 2004
Commitments to extend credit	$30,344,000
Standby letters of credit	1,926,000

$32,270,000

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

The following financial statements are filed as a part of this report:

Independent Auditors’ Report

Financial Statements

Balance Sheets, December 31, 2004 and 2003

Statements of Operations, Years Ended December 31, 2004 and December 31, 2003

Statements of Comprehensive Income, Years Ended December 31, 2004 and December 31, 2003

Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2004 and December 31, 2003

Statements of Cash Flows, Years Ended December 31, 2004 and December 31, 2003

BANK OF THE JAMES FINANCIAL GROUP, INC.

AND SUBSIDIARY

Lynchburg, Virginia

Consolidated Financial Statements

For Years Ended

December 31, 2004 and 2003

BANK OF THE JAMES FINANCIAL GROUP, INC.

AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Bank of the James Financial Group, Inc.

Lynchburg, Virginia

We have audited the accompanying consolidated balance sheets of Bank of the James Financial Group subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, changes in stockholders-equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material Misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Bank of the James Financial Group, Inc. and subsidiary as of December 31, 2004, and 2003, and the results of its operations and its cash flows for the years then ended, in conformity and accounting principles generally accepted in the United States of America.

Lynchburg, Virginia
March 9, 2005

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands)

	December 31,
	2004	2003
Assets

Cash and due from banks	$3,980	$5,247
Federal funds sold	—	4,970

Total cash and cash equivalents	3,980	10,217

Securities held-to-maturity	8,999	7,993
Securities available-for-sale	10,912	6,963
Loans, net	140,272	114,604
Premises and equipment, net	4,641	3,632
Community Banker’s Bank stock	56	56
Federal Reserve Bank stock	281	281
Federal Home Loan Bank stock	290	180
Interest receivable	983	729
Deferred tax asset	117	242
Other assets	494	114

Total Assets	$171,025	$145,011

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$21,699	$16,420
NOW, money market and savings	74,834	44,517
Time	57,301	72,549

Total deposits	153,834	133,486

Federal funds purchased	999	—

Income taxes payable	—	38
Interest payable	65	81
Repurchase agreements	3,259	—
Other liabilities	82	97

Total liabilities	158,239	133,702

Stockholders’ equity
Common stock $4 par value; authorized 10,000,000 shares; issued and outstanding 1,032,183 in 2004 and 935,630 in 2003	4,129	3,743
Additional paid-in-capital	7,237	5,614
Retained earnings	1,433	1,940
Unrealized gain (loss) on securities available-for-sale	(13)	12

Total stockholders’ equity	12,786	11,309

Total liabilities and stockholders’ equity	$171,025	$145,011

See notes to the financial statements.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2004	2003
Interest Income
Loans	$8,490	$7,078
Federal Funds Sold	42	38
Securities
US agency obligations	815	535
Other	86	103

Total interest income	9,433	7,754

Interest Expense
Federal Funds Purchased	5	7
Repurchase Agreements	27	3
Deposits
NOW, money market and savings	889	323
Time Deposits	1,590	1,936

Total interest expense	2,511	2,269

Net interest income	6,922	5,485

Provision for loan losses	754	552

Net interest income after provision for loan losses	6,168	4,933

Other operating income
Service charges, fees, commissions	1,823	1,611
Gain on sale of securities	7	15

Other operating expenses
Salaries and employee benefits	2,576	1,800
Occupancy	398	262
Equipment	734	577
Supplies	289	219
Outside expenses	824	721
Marketing	231	204
Credit expense	192	217
Other	524	405

Total other operating expenses	5,768	4,405

Income before income taxes	2,230	2,154
Income tax expense	(758)	(738)

Net Income	$1,472	$1,416

Income per common share - basic	$1.44	$1.51

Income per common share - diluted	$1.35	$1.47

See notes to the financial statements.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Years Ended December 31,
	2004	2003
Net income	$1,472	$1,416

Other comprehensive income, net of tax
Unrealized losses on securities	(36)	(71)
Less: reclassification adjustment	11	(10)

Comprehensive income	$1,447	$1,335

See notes to the financial statements.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands)

Balance at December 31, 2003	3,743	5,614	1,940	12	11,309

Net Income	—	—	1,472	—	1,472

10% stock dividend	375	1,604	(1,979)	—	—

Exercise of stock options	11	19	—	—	30

Change in net unrealized losses on securities available-for-sale net of deferred taxes of $(19)	—	—	—	(36)	(36)

Reclassification adjustment for gains included in net income, net of income tax expense of $6	—	—	—	11	11

Balance at December 31, 2004	$4,129	$7,237	$1,433	$(13)	$12,786

See notes to the financial statements.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(dollars in thousands)

	Years Ended December 31,
	2004	2003
Cash flows from operating activities
Net Income	$1,472	$1,416
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	537	370
Net amortization and accretion of premiums and discounts on securities	236	22
Gain on sale of available for sale securities	(7)	(15)
Provision for loan losses	754	552
Provision for deferred income taxes	138	(6)
Increase in interest receivable	(254)	(116)
Increase in other assets	(380)	(30)
Decrease in income taxes payable	(38)	(330)
Decrease in interest payable	(16)	(31)
Decrease in other liabilities	(15)	(44)

Net cash provided by operating activities	2,427	1,788

Cash flows from investing activities
Purchases of securities held to maturity	(5,537)	(5,000)
Proceeds from maturities and calls of securities held to maturity	4,500	5,000
Purchases of securities available for sale	(10,231)	(5,000)
Proceeds from maturities and calls of securities available for sale	2,498	5,390
Proceeds from sale of securities available for sale	3,548	1,001
Purchases of Federal Home Loan Bank stock	(110)	—
Origination of loans, net of principal collected	(26,525)	(29,486)
Recoveries on loans charged off	103	81
Purchases of premises and equipment	(1,546)	(1,782)

Net cash used in investing activities	(33,300)	(29,846)

Cash flows from financing activities
Net increase in deposits	20,348	29,977
Net increase in federal funds purchased	999	—
Net increase in repurchase agreements	3,259	—
Proceeds from exercise of stock options	30	—

Net cash provided by financing activities	24,636	29,977

Increase (decrease) in cash and cash equivalents	(6,237)	1,919

Cash and cash equivalents at beginning of period	10,217	8,298

Cash and cash equivalents at end of period	$3,980	$10,217

See notes to the financial statements.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 1 – Organization

Bank of the James Financial Group, Inc. (“Financial”), a Virginia corporation, was organized in 2003 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Financial is headquartered in Lynchburg, Virginia. Financial conducts all of its business activities through the branch offices of its wholly owned subsidiary bank, Bank of the James (the “Bank”). Financial exists primarily for the purpose of holding the stock of its subsidiary, the Bank, and of such other subsidiaries as it may acquire or establish.

Bank of the James was incorporated on October 23, 1998, and began banking operations on July 22, 1999. The Bank is a Virginia chartered bank and is engaged in lending and deposit gathering activities in Region 2000, which includes the counties of Amherst, Appomattox, Bedford and Campbell and the cities of Bedford and Lynchburg, Virginia. It operates under the laws of Virginia and the Rules and Regulations of the Federal Reserve System and the Federal Deposit Insurance Corporation. The Bank’s five locations consist of three in Lynchburg, Virginia, one in Forest, VA which includes the Mortgage Division, and one in Madison Heights, Virginia.

Note 2 - Summary of significant accounting policies

The following is a description of the significant accounting and reporting policies the Bank follows in preparing and presenting its financial statements.

Consolidation

The consolidated financial statements include the accounts of Bank of the James Financial Group, Inc. and its wholly owned subsidiary. All material intercompany balances and transactions have been eliminated.

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand, amounts due from banks (with original maturities of three months or less) and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

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

(continued)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 2 - Summary of significant accounting policies (continued)

Required Investments

As members of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of Atlanta (FHLB), the Bank is required to maintain certain minimum investments in the common stock of the FRB and FHLB, which are carried at cost. Required levels of investment are based upon the Bank’s capital and a percentage of qualifying assets.

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

Loan origination and commitment fees and certain related direct costs

Loan origination and commitment fees and certain direct loan origination costs charged by the Bank are deferred and the net amount amortized as an adjustment of the related loan’s yield. The Bank is amortizing these net amounts over the contractual life of the related loans or, in the case of demand loans, over the estimated life. Net fees related to standby letters of credit are recognized over the commitment period. The Bank adopted FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, on January 1, 2003. The adoption of FIN 45 did not have a material effect on the Bank’s consolidated financial statements.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

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

(continued)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 2 - Summary of significant accounting policies (continued)

Foreclosed properties

Foreclosed properties consist of properties acquired through foreclosure or deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value less estimated costs to sell. Losses from the acquisition of property in full or partial satisfaction of loans are charged against the allowance for loan losses. Subsequent write-downs, if any, are charged against expense. Gains and losses on the sales of foreclosed properties are included in determining net income in the year of the sale.

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

Stock Options

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

	Years Ended December 31,
	2004	2003
Net income:
As reported	$1,472	$1,416
Deduct: total stock-based compensation cost determined under the fair value method, net of tax	(105)	(38)

Pro forma	$1,367	$1,378

Basic earnings per share:
As reported	$1.44	$1.51
Pro forma	$1.34	$1.47
Diluted earnings per share:
As reported	$1.35	$1.47
Pro forma	$1.25	$1.43

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the year ended December 31, 2004 and 2003; dividend yield of 0%, expected volatility of 10%, a risk-free interest rate of 4.08%, and expected lives of 7 years.

(continued)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 2 - Summary of significant accounting policies (concluded)

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

Note 3 - Restrictions on cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were approximately $1,020 and $501 for the weeks including December 31, 2004 and 2003, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 4 - Securities

A summary of the amortized cost and carrying value of securities by maturity distribution follow:

	December 31, 2004
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	Losses
Held to Maturity
U.S. agency obligations	$8,999	$80	$(33)	$9,046

Available-for-sale
U.S. agency obligations	$9,636	$7	$(4)	$9,639
Mortgage-backed securities	1,295	6	(28)	1,273

	$10,931	$13	$(32)	$10,912

	December 31, 2003
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	Losses
Held to Maturity
U.S. agency obligations	$7,993	$6	$(74)	$7,925

Available-for-sale
U.S. agency obligations	$5,172	$38	$(9)	$5,201
Mortgage-backed securities	1,773	8	(19)	1,762

	$6,945	$46	$(28)	$6,963

The following table shows the gross unrealized losses and fair value of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$4,130	$18	$974	$19	$5,104	$37
Mortgage-backed securities	—	—	808	28	808	28

Total temporarily unimpaired securities	$4,130	$18	$1,782	$47	$5,912	$65

(continued)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 4 – Securities (concluded)

The Company does not consider the unrealized losses other-than-temporary losses due to the nature of the securities involved. The securities, which consist of six bonds, are S&P rated AAA and indirectly backed by the US Government. For these reasons, management believes the default risk to be minimal. The $5,912 in securities in which there is an unrealized loss of $65 include unrealized losses ranging from $1 to $28 or from 0.09% to 3.33% of the original cost of the investment.

The amortized costs and fair values of securities at December 31, 2004. by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available-for-Sale
	Amortized Cost	Fair Values	Amortized Cost	Fair Values
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	2,995	2,999
Due after five years through ten years	1,010	996	3,582	3,581
Due after ten years	7,989	8,050	4,354	4,332

	$8,999	$9,046	$10,931	$10,912

The Bank sold $3,548 of securities available for sale in 2004 with realized gains totaling $7. The Bank sold $1,000 of securities available-for-sale in 2003 with realized gains on the sales totaling $15.

The amortized costs of securities pledged to collateralize public deposits were approximately $5,500 and $2,000 (fair value of $5,512 and $2,025) at December 31, 2004 and 2003, respectively.

Note 5 - Loans and allowance for loan losses

A summary of loans, net is as follows:

	December 31
	2004	2003
Real estate - residential	$85,466	$51,809
Commercial loans	35,163	45,455
Installment and other	21,062	18,791

Total loans	141,691	116,055

Less allowance for loan losses	1,419	1,451

Net loans	$140,272	$114,604

(continued)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 5 - Loans and allowance for loan losses (concluded)

The activity in the allowance for loan losses for 2004 and 2003 is summarized as follows:

	2004	2003
Balance at beginning of period	$1,451	$1,081
Provision charged to operations	754	552
Loan charge-off	(889)	(263)
Loan recoveries	103	81

Balance at end of period	$1,419	$1,451

At December 31, 2004 and 2003, the recorded investment in loans which have been identified as impaired loans, in accordance with Statement of Financial Accounting Standards No. 114, “Accounting for Creditors for Impairment of a Loan” (SFAS 114), totaled $380 and $85, respectively. The valuation allowance related to impaired loans on December 31, 2004 and 2003 is $34 and $23, respectively. At December 31, 2004 and 2003, the average investment on impaired loans was $538 and $59, respectively. The amount of interest income recorded by the Bank during 2004 and 2003 on impaired loans was approximately $6 and $2, respectively. There were no nonaccrual loans excluded from impaired loan disclosure at December 31, 2004 and December 31, 2003.

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

The Bank’s officers, directors and their related interests have various types of loan relationships with the Bank. The total outstanding balances of these related party loans at December 31, 2004 and 2003 were $895 and $2,941, respectively. During 2004, new loans and advances amounted to $707 and repayments amounted to $2,753. The terms and interest rates of these loans are similar to those for comparable loans with other borrowers of the Bank.

Note 6 – Premises and equipment

Property and equipment at December 31, 2004 and 2003 are summarized as follows:

	December 31
	2004	2003
Land	$461	$461
Building and improvements	2,179	893
Construction in progress	22	1,111
Furniture and equipment	2,772	1,929
Leasehold improvements	960	455

	6,394	4,849
Less accumulated depreciation	1,753	1,217

Net property and equipment	$4,641	$3,632

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 7 - Deposits

A summary of deposit accounts is as follows:

	December 31
	2004	2003
Demand
Non-interest bearing	$21,699	$16,420
Interest bearing	21,497	23,750
Savings	53,337	20,767
Time, $100,000 or more	13,701	15,969
Other time	43,600	56,580

	$153,834	$133,486

At December 31, 2004, maturities of time deposits are scheduled as follows:

Year Ending	Amount
2005	$18,881
2006	22,104
2007	4,326
2008	2,291
2009 and thereafter	9,699

$57,301

Note 8 – Other borrowings

Short-term borrowings consist of the following at December 31, 2004 and 2003 (dollars in thousands):

	2004	2003
Securities sold under agreements to repurchase	$3,259	$—
Federal funds purchased	999	—

Total	$4,258	$—

Weighted interest rate	1.20%	—

(continued)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 8 – Other borrowings (concluded)

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings may also include Federal funds purchased, which are unsecured overnight borrowings from other financial institutions.

Unsecured federal fund lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $4,900; Suntrust Bank, $3,000; and Compass Bank, $2,250. In addition, the Bank maintains a $3,000 reverse repurchase agreement with Suntrust whereby securities may be pledged as collateral in exchange for funds for a minimum of 30 days with a maximum of 90 days.

Note 9 – Income taxes

Income tax expense attributable to income before income tax expense is summarized as follows:

	December 31
	2004	2003
Current federal income tax expense	$612	$781
Deferred federal income tax expense (benefit)	146	(43)

Income tax provision (benefit)	$758	$738

Income tax expense differed from amounts computed by applying the U.S. Federal income tax rate of 34% to income before income tax expense as a result of the following:

	2004	2003
Computed “expected” income tax provision (benefit)	$758	$732
Increase (reduction) in income tax benefit resulting from Non-deductible expenses	5	4
Affect of rate tiers	(5)	2

Income tax provision (benefit)	$758	$738

(continued)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 9 – Income taxes (concluded)

The tax effects of temporary differences and the tax benefit from the net operating loss carryover result in deferred tax assets and liabilities as presented below:

	2004	2003
Deferred tax assets
Allowance for loan losses	$309	$346
Organizational and start-up expenses	—	15

Gross deferred tax assets	309	361
Deferred tax liability
Depreciation	198	112
Unrealized gain (loss) on available for sale securities	(6)	6

Gross deferred tax liability	192	118

Net deferred tax asset	$117	$243

Note 10 – Earnings per share

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

The basic and diluted earnings per share calculations are as follows:

	2004	2003
Numerator:
Net income available to Shareholders	$1,472,000	$1,416,000

Denominator:
Weighted-average shares outstanding	1,023,879	935,630

Basic EPS weighted average shares outstanding	1,023,879	935,630
Effect of dilutive securities:
Incremental shares attributable to Stock Option Plan	66,451	26,159

Diluted EPS weighted-average shares outstanding	1,090,330	961,789

Basic earnings per share	$1.44	$1.51

Diluted earnings per share	$1.35	$1.47

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 11 – Defined contribution benefit plan

The Bank adopted a 401(k) defined contribution plan on October 1, 2000, which is administered by the Virginia Bankers Association. Participants have the right to contribute up to a maximum of 19% of pretax annual compensation or the maximum allowed under Section 401(g) of the Internal Revenue Code, whichever is less. In 2004 and 2003 the Bank made a matching contribution to the plan in the amount of 50% and 100%, respectively, of the first 6% of the elective contributions made by the participants. The Bank’s expense for the plan totaled $51 and $80 for 2004 and 2003, respectively.

Note 12 – Stock option plan

On October 21, 1999, the Board of Directors adopted the “1999 Stock Option Plan” for officers and employees. During the period ended December 31, 1999, 46,800 options were granted at an option exercise price of $10 per share, the fair market price on the date of the grant. The options granted vest over a three-year period in installments, with the first vesting having occurred upon approval by the stockholders. During the year ended December 31, 2001, 17,700 shares were awarded at $11.25 per share, fair market price on the date of the grant. The options granted vest over a two-year period commencing in 2002. During the year ended December 31, 2002, 1,000 and 23,550 shares were awarded at $14.25 and $15.00 per share, fair market price on the date of grant. The options vest over a two year period. During the year ended December 31, 2003, 1,000, 2,000 and 31,550 shares were awarded at $14.75, $19.35 and $22.25 per share, fair market price on the date of grant. In January 2004, a 10% dividend was paid affecting the aforementioned grants retroactively. During the year ended December 31, 2004, 2,000 and 26,400 shares were awarded at $22.50 and $25.00 per share, fair market price on the date of grant. The options vest over a two year period.

	Available for Grant	Options Granted/ Outstanding
Balance December 31, 2002	38,050	101,950
Forfeited	600	(600)
Granted	(32,550)	32,550

Balance December 31, 2003	6,100	133,900
Adjustment for 10% Stock Dividend	610	13,390
Authorized	60,000	—
Forfeited	4,620	(4,620)
Granted	(28,400)	28,400
Exercised	—	(2,915)

Balance December 31, 2004	42,930	168,155

(continued)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 12 – Stock option plan (concluded)

The following summarized information concerning currently outstanding and exercisable options as adjusted for the 10% dividend paid in January 2004:

Options Exercisable			Number of Options Vested
Exercise Price	Options Granted/ Outstanding	Remaining Contractual Life
$9.09	50,050	4.8	50,050
$9.09	1,100	5.3	1,100
$10.00	13,860	5.9	13,860
$10.23	17,600	7.0	17,600
$13.64	24,255	8.0	24,255
$17.60	2,200	8.8	1,100
$20.23	30,690	9.0	15,351
$22.50	2,000	9.3	—
$25.00	26,400	9.9	—

	168,155		123,316

Note 13 – Stockholders’ equity

The Bank is subject to certain legal and regulatory restrictions on the amount of cash dividends it may declare.

On December 17, 2003, the Board of Directors of Bank of the James Financial Group, Inc. declared a 10% stock dividend to shareholders of record on January 2, 2004. The stock dividend was paid on January 27, 2004 and increased outstanding shares of common stock from 935,630 to 1,029,193.

Note 14 – Supplemental cash flow and non-cash investing and financing activity information

The Bank paid $2,527 and $2,251 for interest for the years ended December 31, 2004 and 2003, respectively.

The Bank paid $834 and $1,067 for income taxes for the years ended December 31, 2004 and 2003, respectively.

The Bank charged off loans against the allowance for loan loss totaling $889 and $263 for the years ended December 31, 2004 and 2003, respectively. Unrealized gains on Available-for-sale securities totaled $38 and $123 for the years ended December 31, 2004 and 2003, respectively.

Note 15 - Regulatory matters (all amounts in thousands)

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2004 that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual regulatory capital amounts and ratios for December 31, 2004 and 2003 are also presented in the table below, dollars are in thousands.

As of December 31, 2004, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

	December 2004
	(dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$14,217	10.2%	$11,106	>8.0%	$13,883	>10.0%
Tier I capital (to risk-weighted assets)	$12,798	9.2%	$5,553	>4.0%	$8,340	>6.0%
Tier I capital (leverage) (to average assets)	$12,798	7.5%	$6,829	>4.0%	$8,537	>5.0%

	December 2003
	(dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$12,748	10.8%	$9,413	>8.0%	$11,766	>10.0%
Tier I capital (to risk-weighted assets)	$11,297	9.6%	$4,706	>4.0%	$7,060	>6.0%
Tier I capital (leverage) (to average assets)	$11,297	8.2%	$5,531	>4.0%	$6,914	>5.0%

Note 16 – Contingent liabilities

The Bank rents, under a non-cancelable lease, two of its banking facilities. The initial term of the lease for 615 Church Street is for five years with an additional renewal term of five years. The Bank chose to accept the additional renewal period of 5 years and has 4.5 years remaining on this lease.

The Bank entered into a lease agreement for 828 Main Street with Jamesview Investments, LLC of which a Board member is a 33% owner. The initial term of the lease is 10 years with two five year renewal options for a total of 20 years. The Bank has 19.5 years remaining on this lease. The total expense to be incurred by the Bank over the course of the lease, including options to extend, is $1,837. There are no amounts outstanding as of December 31, 2004.

(continued)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 16 – Contingent liabilities (concluded)

Rental expenses under operating leases were $125 and $83 for the years ended December 31, 2004 and 2003, respectively.

The current minimum annual rental commitments under the non-cancelable leases in effect at December 31, 2004 are as follows:

Year Ending	Amount
2005	$206
2006	219
2007	222
2008	227
2009	194
Thereafter	1,215

$2,283

Note 17 - Financial instruments with off-balance-sheet risk

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

Financial instruments whose contract amounts represent credit risk are as follows:

	Contract Amounts at December 31

	2004	2003
Commitments to extend credit (000’s)	$30,344	$20,610

Standby letters of credit (000’s)	$1,926	$1,298

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 17 - Financial instruments with off-balance-sheet risk (concluded)

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

Note 18 – Concentration of credit risk

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

The Bank maintains a significant portion of its cash balances with one financial institution. Accounts at this institution are secured by the Federal Deposit Insurance Corporation up to $100. Uninsured balances were approximately $829 and $1,374 at December 31, 2004 and 2003, respectively.

Note 19 – Disclosures about fair values of financial instruments

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

(continued)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 19 – Disclosures about fair values of financial instruments (continued)

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

Commitments to extend credit and standby letters of credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not material at December 31, 2004 and 2003, and as such, the related fair values have not been estimated.

The carrying amounts and approximate fair values of the Bank’s financial instruments are summarized as follows:

	December 31, 2004		December 31, 2003
	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$3,980	$3,980	$5,247	$5,247
Federal funds sold & repos	—	—	4,970	4,970
Securities
Available for sale	10,912	10,912	6,963	6,963
Held to maturity	8,999	9,046	7,993	7,925
Loans, net	140,272	139,904	114,604	115,096

Total financial assets	$164,163	$163,842	$139,777	$140,201

Financial liabilities
Deposits	$153,834	$151,399	$133,486	$130,312
Federal funds purchased & repos	4,258	4,258	—	—

Total financial liabilities	$158,092	$155,657	$133,486	$130,312

(continued)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 19 – Disclosures about fair values of financial instruments (concluded)

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

Note 20 – Stock split

On January 13, 2005, the Company’s board of directors approved a stock split where one additional share will be distributed for every two shares previously held. The stock split will be for shareholders of record as of February 4, 2005.

Note 21 - Impact of Recently Issued Accounting Standards

FASB Interpretation No. 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 was issued in January 2003 and addresses consolidation by business enterprises of variable interest entities. The Bank does not have a variable interest entity as defined by this interpretation and therefore, the adoption of the provisions of this FASB Interpretation did not have a significant effect on financial position or results of operations of the Bank.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment.” SFAS No. 123 (R) is a revision of SFAS No. 123. This statement supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements using a fair value-based method. SFAS No. 123 (R) is effective for public companies that file as small business issuers as of the beginning of the first interim period that begins after December 15, 2005 (beginning January 1, 2006). The impact of SFAS No. 123 (R) on the Company’s consolidated financial statements is currently being evaluated.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

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

(b) Changes in Internal Controls. There were no significant changes in Financial’s or the Bank’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Part of the response to this Item will be included in the information set forth under the headings “Election of Directors,” “Executive Officers Who Are Not Directors,” “Corporate Governance and the Board of Directors and its Committees – Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Bank’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, which Proxy Statement will be filed with the Federal Reserve Board within 120 days of the end of the Bank’s 2004 fiscal year (the “2005 Proxy Statement”), and such information is hereby incorporated by reference.

Financial is in the process of drafting a code of ethics that applies to Financial’s directors, executive officers (including the principal financial officer, principal accounting officer or controller, or persons performing similar functions), and senior officers. Financial anticipates adopting the code of ethics prior to it Annual Meeting of Shareholders to be held on May 12, 2005. Once adopted, the code of ethics will be posted under the “Investor Relations” section on Financial’s website: www.bankofthejames.com.

Item 10.	Executive Compensation.

The response to this Item will be included in the information set forth under the headings “Executive Compensation,” “Stock Option Plan,” “Option Grants During Year Ended December 31, 2004,” “Fiscal Year End Option Values,” and “Compensation and Other Employment Agreements” in the 2005 Proxy Statement and such information is hereby incorporated by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Management

The response to this Item will be included in the information set forth under the heading “Security Ownership of Management” in the 2005 Proxy Statement and is hereby incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The response to this Item will be included in the information set forth under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2005 Proxy Statement and is hereby incorporated by reference.

Item 12.	Certain Relationships and Related Transactions.

The response to this Item will be included in the information set forth under the heading “Transactions with Management” in the 2005 Proxy Statement and is hereby incorporated by reference.

Item 13.	Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed as part of this Form 10-KSB:

No.	Description

3.1	Articles of Incorporation of Bank of the James Financial Group, Inc.*

3.2	Bylaws of Bank of the James*

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc.**

10.1	Employment Agreement entered into between the Bank and James R. Hughes, Jr.***

10.2	1999 Bank of the James Stock Option Plan***

10.3	Lease Agreement Between W.C. English, Inc. and Bank of the James**

10.4	Amendment to Employment Agreement by and between the Bank and James R. Hughes, Jr.****

10.5	Second Amendment to Employment Agreement by and between the Bank and James R. Hughes, Jr.*****

10.6	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003**

21.1	List of Subsidiaries

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

*	Financial hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, Financial’s Form 8-K filed with the Securities Exchange Commission on January 12, 2004.

**	Financial hereby incorporates by reference the exhibit of identical index number filed with, and made a part of, Financials Form 10-KSB filed the Securities Exchange Commission on March 26, 2004.

***	Financial hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, the Registration Statement of Bank of the James on Form 10-SB filed with the Federal Reserve Board on April 18, 2000.

****	Financial hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of the Form 10-KSB filed with the Federal Reserve Board on March 30, 2001.

*****	Financial hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, the Form 10-KSB filed the with the Federal Reserve Board on March 29, 2002.

(b) Financial filed a Current Report on Form 8-K dated October 22, 2004 with an accompanying press release disclosing the Financial’s financial performance for Financial’s third quarter ended September 30, 2004 and a Current Report on Form 8-K on December 13, 2004 with an accompanying exhibit announcing the resignation of Carl B. Hutcherson, Jr. from the board of directors of Financial and the Bank.

Item 14.	Principal Accountant Fees and Services.

The response to this Item will be included in the information set forth under the heading “Independent Public Accountants” in the 2005 Proxy Statement and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

/S/ Robert R. Chapman III
Date: March 23, 2005	Robert R. Chapman III, President

/S/ J. Todd Scruggs
Date: March 23, 2005	J. Todd Scruggs, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 23, 2005

Signature	Capacity

/s/ Robert R. Chapman III Robert R. Chapman III	President (Principal Executive Officer) and Director

/S/ J. Todd Scruggs J. Todd Scruggs	Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/S/ Kenneth S. White Kenneth S. White	Director, Chairman

/S/ Donna Schewel Clark Donna Schewel Clark	Director

/S/ Ted F. Counts Ted F. Counts	Director

/S/ Donald M. Giles Donald M. Giles	Director

/S/ Ronald V. Dolan Ronald V. Dolan	Director

/S/ James R. Hughes, Jr. James R. Hughes, Jr.	Director

/S/ Augustus A. Petticolas, Jr. Augustus A. Petticolas, Jr.	Director

/S/ Thomas W. Pettyjohn, Jr. Thomas W. Pettyjohn, Jr.	Director

/S/ Richard R. Zechini Richard R. Zechini	Director

EXHIBIT INDEX

No.	Description

3.1	Articles of Incorporation of Bank of the James Financial Group, Inc.*

3.2	Bylaws of Bank of the James*

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc.**

10.1	Employment Agreement entered into between the Bank and James R. Hughes, Jr.***

10.2	1999 Bank of the James Stock Option Plan***

10.3	Lease Agreement Between W.C. English, Inc. and Bank of the James**

10.4	Amendment to Employment Agreement by and between the Bank and James R. Hughes, Jr.****

10.5	Second Amendment to Employment Agreement by and between the Bank and James R. Hughes, Jr.*****

10.6	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003**

21.1	List of Subsidiaries

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

*	Financial hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, Financial’s Form 8-K filed with the Securities Exchange Commission on January 12, 2004.

**	Financial hereby incorporates by reference the exhibit of identical index number filed with, and made a part of, Financials Form 10-KSB filed the Securities Exchange Commission on March 26, 2004.

***	Financial hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, the Registration Statement of Bank of the James on Form 10-SB filed with the Federal Reserve Board on April 18, 2000.

****	Financial hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of the Form 10-KSB filed with the Federal Reserve Board on March 30, 2001.

*****	Financial hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, the Form 10-KSB filed the with the Federal Reserve Board on March 29, 2002.