Form 10QSB
period 2005-03-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2005-05-12
CIK 1275101

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

BANK OF THE JAMES FINANCIAL GROUP, INC.

(Name of Small Business Issuer in Its Charter)

Virginia	000-50548	20-0500300
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)

828 Main Street, Lynchburg, VA	24504
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,600,468 shares of Common Stock, par value $2.67 per share, were outstanding at May 11, 2005.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

Bank of the James Financial Group, Inc.

Consolidated Balance Sheets

(dollar amounts in thousands) (unaudited)

	3/31/2005	12/31/2004
Assets
Cash and due from banks	$3,608	$3,980
Federal funds sold	3,779	—

Total cash and cash equivalents	7,387	3,980

Securities held-to-maturity	7,512	8,999
Securities available-for-sale	14,106	10,912
Loans, net	142,903	140,272
Premises and equipment, net	4,724	4,641
Community Banker’s Bank stock	56	56
Federal Reserve Bank stock	281	281
Federal Home Loan Bank stock	342	290
Interest receivable	894	983
Deferred tax asset	180	117
Other assets	957	494

Total Assets	$179,342	$171,025

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$22,067	$21,699
NOW, money market and savings	72,964	74,834
Time	67,575	57,301

Total deposits	162,606	153,834

Federal funds purchased	—	999

Income taxes payable	174	—
Interest payable	93	65
Repurchase agreements	3,036	3,259
Other liabilities	105	82

Total liabilities	166,014	158,239

Stockholders’ equity
Common stock $2.67 par value; authorized 10,000,000 Shares; issued and outstanding 1,600,468 shares	4,267	4,129
Additional paid-in-capital	7,419	7,237
Unrealized gain (loss) on securities available-for-sale	(134)	(13)
Retained earnings	1,776	1,433

Total stockholders’ equity	13,328	12,786

Total liabilities and stockholders’ equity	$179,342	$171,025

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc.

Consolidated Statements of Operation

(dollar amounts in thousands) (unaudited)

	Three months ended
	3/31/2005	3/31/2004
Interest income
Loans	$2,446	$1,970
Federal Funds Sold	14	16
Securities
US Government and agency obligations	194	154
Other	16	19

Total interest income	2,670	2,159

Interest expense
Federal Funds Purchased	5	—
Reverse Repurchase Agreements	8	2
Deposits
NOW, money market savings	282	160
Time Deposits	466	422

Total interest expense	761	584

Net interest income	1,909	1,575

Provision for loan losses	175	77

Net interest income after provision for loan losses	1,734	1,498

Other operating income
Service charges, fees, commissions	456	290
Gain on sale of securities	5	—

Total other operating income	461	290

Other operating expenses
Salaries and employee benefits	792	560
Occupancy	125	77
Equipment	187	176
Supplies	73	69
Outside expenses	215	197
Marketing	58	59
Credit expense	49	23
Other	139	107
Sarbanes-Oxley Compliance	38	—

Total other operating expenses	1,676	1,268

Income before income taxes	519	520
Income tax (expense)	(176)	(179)

Net Income	$343	$341

Income per common share – basic	$0.22	$0.22

Income per common share – diluted	$0.21	$0.21

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc.

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Three months ended
	3/31/2005	3/31/2004
Cash flows from operating activities
Net income	$343	$341
Adjustments to reconcile net income to net cash provided by operating activities

Depreciation	151	112
Gain on sale of securities	(5)	—
Provision for loan losses	175	77
(Increase) decrease in interest receivable	89	(48)
(Increase) decrease in other assets	278	(78)
Increase (decrease) in income taxes payable	174	118
Increase (decrease) in interest payable	28	—
Increase (decrease) in other liabilities	23	13

Net cash provided by operating activities	700	535

Cash flows from investing activities
(Increase) decrease in balance of held-to-maturity securities	1,487	(539)
(Increase) decrease in balance of available-for-sale securities	(3,373)	(959)
Purchases of Federal Home Loan Bank stock	(52)	(72)
Origination of loans, net of principal collected	(2,997)	(4,489)
Recoveries on loans charged off	6	42
Purchases of premises and equipment	(234)	(404)

Net cash used in investing activities	(5,163)	(6,421)

Cash flows from financing activities
Net increase in deposits	8,772	10,372
Net (decrease) in federal funds purchased	(999)	—
Net (decrease) increase in repurchase agreements	(223)	2,589
Proceeds from exercise of stock options	320	—

Net cash provided by financing activities	7,870	12,961

Increase (decrease) in cash and cash equivalents	3,407	7,075

Cash and cash equivalents at beginning of period	3,980	10,217

Cash and cash equivalents at end of period	$7,387	$17,292

Non-Cash Transaction
Additions to other real estate owned	$182	$—

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc.

March 31, 2005 and 2004

Notes to Unaudited Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three month period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Results and statements for all periods prior to January 1, 2004 are for Bank of the James (the “Bank”), predecessor registrant to Financial. The results and statements for all periods on or after January 1, 2004 are for Financial. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information are contained in Financial’s Annual Report on Form 10-KSB for the year ended December 31, 2004. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2004 included in Financial’s Annual Report on Form 10-KSB. Results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Note 2 – Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3 – Earnings per share

For the quarters ended March 31, 2005 and 2004, basic earnings per share has been computed based upon the weighted average common shares outstanding of 1,559,104 and 1,543,901, respectively. All earnings per share amounts have been adjusted to reflect the 10% stock dividend paid by Financial in January, 2004 and the 50% stock split effected in the form of a stock dividend paid by Financial in March, 2005.

Currently, only the option shares granted to certain officers and employees of Financial pursuant to the Amended and Restated Stock Option Plan of Financial are considered dilutive under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following is a summary of the earnings per share calculation for the three months ended March 31, 2005 and 2004.

	Three months ended March 31,

	2005	2004
Net income	$343,000	$341,000

Weight average number of shares	1,559,104	1,543,901
Options effect of incremental shares	83,331	96,444

Weighted average diluted shares	1,642,435	1,640,345

Basic EPS (weighted avg shares)	$0.22	$0.22

Diluted EPS (Including option shares)	$0.21	$0.21

Note 4 - Stock Options

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123,” the Company has adopted the disclosure–only option and elected to apply the provisions of APB No. 25 for financial statement purposes. No stock-based employee compensation cost is reflected in net income for these plans.

Pro forma information regarding net income and earnings per share have been determined as if the Company had accounted for its employee stock options using the fair value method, and is presented below.

	Three months Ended March 31, 2005	Three months ended March 31, 2004
Net Income:
As reported	$343,000	$341,000

Deduct: total stock-based compensation cost determined under the fair value method, net of tax	34,000	8,000

Pro forma	$309,000	$333,000

Basic earnings per share:
As reported	$0.22	$0.22
Pro forma	$0.20	$0.22
Diluted earnings per share:
As reported	$0.21	$0.21
Pro forma	$0.19	$0.20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three-month periods ended March 31, 2005 and 2004: dividend yield of 0%, expected volatility of 10%, a risk-free interest rate of 4.08%, and expected lives of 7 years.

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

GENERAL

Critical Accounting Policies

Financial’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss ratios as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use in estimating risk. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

The allowance for loan losses is management’s estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and are reasonably estimable and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. See Note 1 to the Consolidated Financial Statements along with “Results of Operations – Allowance for Loan Losses and Loan Loss Reserve” below for further discussion of the allowance for loan losses.

Overview

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

Financial declared a 10% stock dividend payable to shareholders of record as of January 2, 2004, which dividend was paid on January 27, 2004. Financial declared a 50% stock split effected in the form of a stock dividend payable to shareholders of record as of February 4, 2005, which dividend was paid on March 4, 2005. All earnings per share amounts have been adjusted to reflect these two stock dividends.

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

The Bank intends to enhance its profitability by increasing its market share in the Region 2000 area, providing additional services to its customers, and controlling costs.

The Bank currently serves its customers through the following five full service offices: the main office located at 828 Main Street in Lynchburg (opened October 25, 2004) (the “Main Street Office”), a branch located at 615 Church Street in Lynchburg (opened July 22, 1999), a branch located at 5204 Fort

Avenue in Lynchburg (opened November 13, 2000), a branch located on South Amherst Highway in Amherst County (opened June 4, 2002), and a branch located at 17000 Forest Road in Forest (the “Forest Branch”) (opened February 4, 2004).

Effective March 31, 2005, the Bank designated the Main street office as its main office with the Virginia Bureau of Financial Institutions.

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

The following discussion represents management’s discussion and analysis of the financial condition and results of operations of Financial and the Bank, respectively, as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005. It should be read in conjunction with the condensed financial statements included elsewhere herein.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank is a party to various financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets and could impact the overall liquidity and capital resources to the extent customers accept and or use these commitments

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Bank’s commitments is as follows:

March 31, 2005
Commitments to extend credit	$30,773,000
Letters of Credit	2,206,000

Total	$32,979,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on the Bank’s credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Bank deems necessary.

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comparison of the financial condition and operating results between March 31, 2005 and December 31, 2004 and March 31,2004, as applicable, should be read in the context of the length of time for which the Bank has been operating. The Bank began operations on July 22, 1999, opened its second location in November, 2000, opened its mortgage division in April, 2001, opened its third location in June, 2002, opened its fourth location in February, 2004, and opened its fifth location in October, 2004.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

March 31, 2005 as Compared to December 31, 2004

Total assets were $179,342,000 on March 31, 2005 compared with $171,025,000 at December 31, 2004. This increase in total assets can be attributed to deposit growth, particularly the continued growth of the Forest Branch, from $153,384,000 for the year ended December 31, 2004 to $162,606,000 on March 31, 2005, an increase of 5.7%. The following summarize the composition of the Bank’s loan portfolio:

	For the Quarter Ended March 31,
	2005		2004		For the Year Ended December 31, 2004
	Amount	%	Amount	%	Amount	%
Commercial	$34,064	23.59%	$33,234	27.58%	$35,163	24.82%
Real estate construction	21,618	14.97%	12,369	10.27%	22,251	15.70%
Residential real estate	66,224	45.86%	55,389	45.97%	63,215	44.61%
Consumer	21,742	15.06%	19,453	16.15%	21,240	14.99%
Other	747	0.52%	36	0.03%	-178	-0.12%

Total loans	$144,395	100.00%	$120,481	100.00%	$141,691	100.00%

In addition, the increase in total assets is due to an increase in rates (as a result of the increasing rate environment) that the Bank offers on its deposit products, the addition of new lenders, and the Bank’s reputation for service. Loans, net of unearned income and allowance, increased to $142,903,000 on March 31, 2005 from $140,272,000 on December 31, 2004. Cash and cash equivalents increased to $7,387,000 on March 31, 2005 from $3,980,000 on December 31, 2004. This increase is a result of deposits increasing faster than loans. Management has invested this surplus in federal overnight funds to enable the Bank to fund future loan growth. In addition, routine fluctuations in deposits, an increased number of transactional accounts and professional settlement accounts, both of which are subject to fluctuations, will contribute to variations in cash and cash equivalents. Securities held-to-maturity decreased to $7,512,000 on March 31, 2005 from $8,999,000 on December 31, 2004. Securities available-for-sale increased to $14,106,000 on March 31, 2005 from $10,912,000 on December 31, 2004. These changes from December 31, 2004 in both securities held-to-maturity and securities available-for-sale was primarily due to management’s effort to improve cash management by allocating cash to investment securities from lower yielding federal funds.

As of March 31, 2005 and December 31, 2004 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions.

Results of Operations

Comparison of the Three months Ended March 31, 2005 and 2004

Earnings Summary

Net income for the three months ended March 31, 2005 was $343,000 compared to a net income of $341,000 for the same period in 2004. Basic earnings per common share for the three months ended March 31, 2005 were unchanged at $0.22 for the three months ended March 31, 2005 and 2004. Fully diluted earnings per common share for the three months ended March 31, 2005 were unchanged at $0.21 for the three months ended March 31, 2005 and 2004. All earnings per share amounts have been adjusted to reflect the 10% stock dividend paid by Financial in January, 2004 and the 50% stock split effected in the form of a stock dividend paid by Financial in March, 2005.

The increase in the Bank’s operating revenue was offset by an increase in non-interest expense as discussed below, particularly occupancy and compensation expense related to the opening of the Main Street Office and the Forest Branch.

These operating results represent an annualized return on shareholders’ equity of 10.66% for the three months ended March 31, 2005 compared with 11.89% for the same period in 2004. The annualized return on average assets for the three months ended March 31, 2005 was 0.81% compared with 0.93% for the same period in 2004.

Interest Income; Interest Expense; and Net Interest Income

Interest income increased to $2,670,000 for the three months ended March 31, 2005 from $2,159,000 for the three months ended March 31, 2004. This increase was due to an increase in interest earning assets, including loans and investment securities, as well as an increase in rates paid to the Bank on its investments. In particular, a significant portion of the Bank’s loan portfolio is invested in variable rate loans, the rates on which have increased in the current rising interest rate environment.

Interest expense increased to $761,000 for the three months ended March 31, 2005 from $584,000 for the same period in 2004. This increase in interest expense was primarily due to an increase in the aggregate balance in interest bearing deposit accounts and an increase in the interest rates paid by the Bank on deposit accounts that accompanied the interest rate increases by Federal Open Market Committee (“FOMC”). In addition, interest expense increased in part because the Bank has increased the interest rates that it offers on certificates of deposit in response both to competition and the FOMC rate increases. The Bank expects this trend to continue during the current fiscal year.

The fundamental source of the Bank’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three months ended March 31, 2005 was $1,909,000 compared with $1,575,000 and for the same period in 2004. The growth in net interest income for the three months ended March 31, 2005 as compared with the comparable three months in 2004 was due to the increase in average interest-earning assets, which was the result of growth in the loan portfolio funded by the growth in deposits. The net interest margin increased to 4.74% in the first quarter of 2005 from 4.53% in the same period a year ago. This increase was due to rates on loans increasing faster than the rates on deposits.

Non-Interest Income

Non-interest income, which is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, and the Bank’s ownership interest in a title insurance agency, increased to $461,000 for the three month period ended March 31, 2005, from $290,000 for the comparable period in 2004. This increase was due in large part to an increase in mortgage origination volume for the three month period ended March 31, 2005 from the comparable period in 2004. In addition, revenues from fees and service charges increased as the number of transactional deposit accounts increased.

The Bank, through Bank of the James Mortgage, a Division of Bank of the James (the “Mortgage Division”) originates consumer residential mortgage loans. Through the Mortgage Division, the Bank originates conforming and non-conforming home mortgages in the Region 2000 area, as defined below. As part of the Bank’s overall risk management strategy, all of the loans originated and closed by the Mortgage Division are sold at closing to major national mortgage banking or financial institutions.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2005 was $1,676,000 compared to $1,268,000 for the three months ended March 31, 2004. The increase in non-interest expense can be attributed to increased occupancy expenses, along with an increase in compensation expense related to an increase in the number of employees necessary to accommodate the Bank’s growth and expansion as well as expense in complying with the Sarbanes-Oxley Act of 2002 (“SOx”). Management expects that the Forest Branch and the Main Street Office, both of which opened in 2004, will generate interest earning assets to compensate for the costs incurred in opening and operating those branches. The cost of compliance with SOx set forth in the Consolidated Statement of Operations reflects only the direct costs to outside consultants and does not include indirect costs including salaries of Bank personnel and administrative costs related to Sox compliance. Total personnel expense increased to $792,000 for the three month period ended March 31, 2005, from $560,000 for the comparable period in 2004. Compensation for some employees of the mortgage division is commission-based and therefore subject to fluctuation. The Bank also had increases in depreciation expense, data processing fees, other operating expenses.

Allowance for Loan Losses

The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. The amount added to the allowance for loan loss for the three months ended March 31, 2005 was $175,000 compared with $77,000 for the comparable periods in 2004. This increase was due in large part to growth in the loan portfolio and the application of the loan loss calculation for impaired loans. Management believes that the current allowance for loan loss of $1,492,000 (or 1.03% of total loans) at March 31, 2005 is adequate.

The following sets forth the reconciliation of the allowance for loan loss:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Year Ended December 31, 2004
Balance, beginning of period	$1,419	$1,451	$1,451
Provision for loan losses	175	77	754
Loans charged off	(108)	(21)	(889)
Recoveries of loans charged off	6	—	103

Net charge offs	(102)	(21)	(786)

Balance, end of period	$1,492	$1,507	$1,419

Income Taxes

For the quarter ended March 31, 2005, the Bank accrued an income tax liability of $176,000 and, based on its 2004 income tax liability, made an estimated income tax payment of $176,000 during the quarter ended March 31, 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Not Applicable.

Item 3. Defaults Upon Senior Securities – Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders – Not Applicable

Item 5. Other Information – Not Applicable

Item 6. Exhibits

The following are filed as Exhibits to this Form 10-QSB

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman, III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2005.
31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2005
32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 12, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES

	By	/S/ Robert R. Chapman III
Date: May 12, 2005		Robert R. Chapman III, President (Principal Executive Officer)

	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman, III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2005
31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2005
32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 12, 2005