Form 10QSB
period 2005-06-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2005-08-10
CIK 1275101

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,600,468 shares of Common Stock, par value $2.67 per share, were outstanding at August 10, 2005.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

Bank of the James Financial Group, Inc.

Consolidated Balance Sheets

(dollar amounts in thousands) (unaudited)

	As of
	6/30/2005	12/31/2004
Assets

Cash and due from banks	$4,412	$3,980

Securities held-to-maturity	8,508	8,999
Securities available-for-sale	14,088	10,912
Loans, net	151,115	140,272
Premises and equipment, net	4,616	4,641
Community Banker’s Bank stock	56	56
Federal Reserve Bank stock	281	281
Federal Home Loan Bank stock	342	290
Interest receivable	948	983
Deferred tax asset	122	117
Other assets	1,019	494

Total Assets	$185,507	$171,025

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	24,056	21,699
NOW, money market and savings	63,161	74,834
Time	79,135	57,301

Total deposits	166,352	153,834

Federal funds purchased	425	999

Income taxes payable	3	—
Interest payable	115	65
Repurchase agreements	4,723	3,259
Other liabilities	24	82

Total liabilities	$171,642	$158,239

Stockholders’ equity
Common stock $2.67 par value; authorized 10,000,000 shares; issued and outstanding 1,600,468 shares as of June 30, 2005 and 1,548,658 shares as of December 31, 2004	4,267	4,129
Additional paid-in-capital	7,419	7,237
Accumulated other comprehensive income	(21)	(13)
Retained earnings	2,200	1,433

Total stockholders’ equity	$13,865	$12,786

Total liabilities and stockholders’ equity	$185,507	$171,025

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc.

Consolidated Statements of Operation

(dollar amounts in thousands) (unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Interest income
Loans	$2,624	$2,004	$5,070	$3,974
Federal funds sold	12	14	26	30
Securities
US Government and agency obligations	242	190	436	344
Other	33	21	49	40

Total interest income	2,911	2,229	5,581	4,388

Interest expense
Federal funds purchased	5	—	10	—
Reverse repurchase agreements	18	7	26	9
Deposits
NOW, money market savings	283	190	565	350
Time deposits	583	395	1,049	817

Total interest expense	889	592	1,650	1,176

Net interest income	2,022	1,637	3,931	3,212

Provision for loan losses	199	54	374	131

Net interest income after provision for loan losses	1,823	1,583	3,557	3,081

Other operating income
Service charges, fees, commissions	554	488	1,010	778
Gain on sale of securities	1	—	6	—

Total other operating income	555	488	1,016	778

Other operating expenses
Salaries and employee benefits	820	628	1,612	1,188
Occupancy	125	84	250	161
Equipment	195	180	382	356
Supplies	65	67	138	136
Outside expenses	225	209	440	406
Marketing	88	76	146	135
Credit expense	57	43	106	66
Other	123	123	262	230
Sarbanes-Oxley compliance	37	—	75	—

Total other operating expenses	1,735	1,410	3,411	2,678

Income before income taxes	643	661	1,162	1,181
Income tax expense	(219)	(222)	(395)	(401)

Net income	$424	$439	$767	$780

Income per common share – basic	$0.26	$0.28	$0.49	$0.51

Income per common share – diluted	$0.25	$0.27	$0.46	$0.48

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc.

Consolidated Statements of Cash Flows

Six months ended June 30, 2005 and June 30, 2004

(in thousands) (unaudited)

	6/30/2005	6/30/2004
Cash flows from operating activities
Net Income	767	780
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	306	265
Provision for loan losses	374	131
(Increase) decrease in interest receivable	35	(170)
Increase in other assets	(525)	(104)
Increase (decrease) in income taxes payable	3	(33)
Increase (decrease) in interest payable	50	(8)
Decrease in other liabilities	(58)	(19)

Net cash provided by operating activities	952	842

Cash flows from investing activities
(Increase) decrease in balance of held-to-maturity securities	491	(527)
Increase in balance of available-for-sale securities	(3,189)	(5,318)
Purchases of Federal Home Loan Bank stock	(52)	(72)
Origination of loans, net of principal collected	(11,228)	(9,438)
Recoveries on loans charged off	11	56
Purchases of premises and equipment	(281)	(575)

Net cash used in investing activities	(14,248)	(15,874)

Cash flows from financing activities
Net increase in deposits	12,518	12,305
Net decrease in federal funds purchased	(574)	—
Net increase in repurchase agreements	1,464	3,209
Proceeds from exercise of stock options	320	6

Net cash provided by financing activities	13,728	15,520

Increase in cash and cash equivalents	432	488

Cash and cash equivalents at beginning of period	3,980	10,217

Cash and cash equivalents at end of period	4,412	10,705

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc.

June 30, 2005 and 2004

Notes to Unaudited Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the six month period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information are contained in Financial’s Annual Report on Form 10-KSB for the year ended December 31, 2004. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2004 included in Financial’s Annual Report on Form 10-KSB. Results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Note 3 – Earnings Per Share

For the quarters ended June 30, 2005 and 2004, basic earnings per share has been computed based upon the weighted average common shares outstanding of 1,600,468 and 1,544,436, respectively. All earnings per share amounts have been adjusted to reflect the 10% stock dividend paid by Financial in January, 2004 and the 50% stock split effected in the form of a stock dividend paid by Financial in March, 2005.

Currently, only the option shares granted to certain officers and employees of Financial pursuant to the Amended and Restated Stock Option Plan of Financial are considered dilutive under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following is a summary of the earnings per share calculation for the six months ended June 30, 2005 and 2004.

	Three months ended June 30,		Year to date June 30,
	2005	2004	2005	2004
Net income	$424,000	$439,000	$767,000	$780,000

Weight average number of shares	1,600,468	1,544,436	1,579,900	1,524,104
Options effect of incremental shares	79,776	93,440	81,566	94,569

Weighted average diluted shares	1,680,244	1,637,876	1,661,466	1,618,673

Basic EPS (weighted avg shares)	$0.26	$0.28	$0.49	$0.51

Diluted EPS (including option shares)	$0.25	$0.27	$0.46	$0.48

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

	Six Months Ended
	June 30, 2005	June 30, 2004
Net Income:
As reported	$767	$780
Deduct: total stock-based compensation cost determined under the fair value method, net of tax	68	49

Pro forma	$699	$731

Basic earnings per share:
As reported	$0.49	$0.51
Pro forma	$0.44	$0.48
Diluted earnings per share:
As reported	$0.46	$0.48
Pro forma	$0.42	$0.45

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three-month periods ended June 30, 2005 and 2004: dividend yield of 0%, expected volatility of 10%, a risk-free interest rate of 4.08%, and expected lives of 7 years.

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

The Bank currently serves its customers through the following five full service offices: the main office located at 828 Main Street in Lynchburg (opened October 25, 2004) (the “Main Street Office”), a branch located at 615 Church Street in Lynchburg (opened July 22, 1999), a branch located at 5204 Fort

Avenue in Lynchburg (opened November 13, 2000), a branch located on South Amherst Highway in Amherst County (opened June 4, 2002), and a branch located at 17000 Forest Road in Forest (the “Forest Branch”) (opened February 4, 2004). In addition, the Bank originates residential mortgage loans through two offices—one located at the Forest Branch and the other located at 1027 Water Wheel Drive in Moneta (opened July, 2005).

Effective June 30, 2005, the Bank designated the Main street office as its main office with the Virginia Bureau of Financial Institutions.

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

The following discussion represents management’s discussion and analysis of the financial condition and results of operations of Financial and the Bank, respectively, as of June 30, 2005 and December 31, 2004 and for the six months ended June 30, 2005. It should be read in conjunction with the condensed financial statements included elsewhere herein.

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

June 30, 2005
Commitments to extend credit	$29,327,000
Letters of Credit	2,485,000

Total:	$31,812,000

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comparison of the financial condition and operating results between June 30, 2005 and December 31, 2004 and June 30, 2004, as applicable, should be read in the context of the length of time for which the Bank has been operating. The Bank began operations on July 22, 1999, opened its second location in November, 2000, opened its mortgage division in April, 2001, opened its third location in June, 2002, opened its fourth location in February, 2004, and opened its fifth location in October, 2004.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

June 30, 2005 as Compared to December 31, 2004

Total assets were $185,507,000 on June 30, 2005 compared with $171,025,000 at December 31, 2004. This increase in total assets can be attributed to deposit growth, particularly the continued growth of the Forest Branch. Total deposits grew from $153,834,000 for the year ended December 31, 2004 to $166,352,000 on June 30, 2005, an increase of 8.14%. In addition, the Bank’s effort to increase non-FDIC insured sweep accounts (repurchase agreements) resulted in an increased balance in these accounts to $4,723,000 on June 30, 2005 from $3,259,000 on December 31, 2004.

In addition, the increase in total assets is due to an increase in rates (as a result of the increasing rate environment) that the Bank offers on its deposit products, the addition of new lenders, and the Bank’s reputation for service. Loans, net of unearned income and allowance, increased to $151,115,000 on June 30, 2005 from $140,272,000 on December 31, 2004. Total loans increased to $152,641,000 from $141,691,000 on December 31, 2004. The following summarizes the composition of the Bank’s loan portfolio (dollar amounts in thousands):

	June 30, 2005		June 30, 2004		December 31, 2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$32,524	21.31%	$34,037	27.14%	$35,163	24.82%
Real estate construction	25,987	17.02%	12,883	10.27%	22,251	15.70%
Real estate mortgage	70,716	46.33%	58,083	46.32%	63,215	44.61%
Consumer	23,044	15.10%	19,963	15.92%	21,240	14.99%
Other	370	0.24%	431	0.35%	-178	-0.12%

Total loans	$152,641	100.00%	$125,397	100.00%	$141,691	100.00%

Non accrual loans increased to $418,000 on June 30, 2005 from $ 380,000 on December 31, 2004. Other real estate owned, which is accounted for in the “other assets” section of Statement of Financial Condition, increased to $618,000 on June 30, 2005 from $85,000 on December 31, 2004. The entire balance as of June 30, 2005 is related to one single family residence that the Bank purchased in foreclosure to protect its collateral position. The Bank anticipates that this property will be sold prior to the end of the third quarter 2005.

Cash and cash equivalents increased to $4,412,000 on June 30, 2005 from $3,980,000 on December 31, 2004. This increase is a result of routine fluctuations in deposits, an increased number of transactional accounts and professional settlement accounts, both of which are subject to fluctuations, and will contribute to variations in cash and cash equivalents.

Securities held-to-maturity decreased to $8,508,000 on June 30, 2005 from $8,999,000 on December 31, 2004. Securities available-for-sale increased to $14,088,000 on June 30, 2005 from $10,912,000 on December 31, 2004. The following table summarizes the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of June 30, 2005 and December 31, 2004:

6/30/2005 (in thousands)

Securities	Amortized Costs	Gross Unrealized		Fair Value
		Gains	Losses
Held to Maturity US Gov’t & agency obligations	$8,508	$69	$(14)	$8,563

Available for Sale
US Gov’t & agency obligations	$12,065	$22	$(30)	$12,057
Mortgage-backed securities	2,055	4	(28)	2,031

	$4,120	$26	$(58)	$14,088

12/31/2004 (in thousands)

Securities	Amortized Costs	Gross Unrealized		Fair Value
		Gains	Losses
Held to Maturity
US Gov’t & agency obligations	$8,999	$80	$(33)	$9,046

Available for Sale
US Gov’t & agency obligations	$9,636	$7	$(4)	$9,639
Mortgage-backed securities	1,295	6	(28)	1,273

	$10,931	$13	$(32)	$10,912

These changes from December 31, 2004 in both securities held-to-maturity and securities available-for-sale was primarily due to management’s effort to improve cash management by allocating cash to investment securities from lower yielding federal funds.

As of June 30, 2005 and December 31, 2004 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2005 and 2004

Earnings Summary

Net income for the three and six months ended June 30, 2005 was $424,000 and $767,000, respectively, compared to a net income of $439,000 and $780,000 for the same periods in 2004. Basic earnings per common share for the three and six months ended June 30, 2005 were $0.26 and $0.49, respectively, compared to basic earnings per common share of $0.28 and $0.51 for the same periods in 2004. Fully diluted earnings per common share for the three and six months ended June 30, 2005 was $0.25 and $0.46, respectively, compared to fully diluted earnings per common share of $0.27 and $0.48 for the same periods in 2004. All earnings per share amounts have been adjusted to reflect the 10% stock dividend paid by Financial in January, 2004 and the 50% stock split effected in the form of a stock dividend paid by Financial in March, 2005.

The increase in the Bank’s operating revenue was offset by an increase in both interest expense and non-interest expense as discussed below.

These operating results represent an annualized return on shareholders’ equity of 12.56% and 11.63% for the three and six months ended June 30, 2005 compared with 14.73% and 13.41% for the same periods in 2004. The annualized return on average assets for the three and six months ended June 30, 2005 was 0.94% and 0.87% compared with 1.12% and 1.04% for the same period in 2004.

Interest Income; Interest Expense; and Net Interest Income

Interest income increased to $2,911,000 and $5,581,000 for the three and six months ended June 30, 2005 from $2,229,000 and $4,388,000 for the same periods in 2004. This increase was due to an increase in interest earning assets, including loans and investment securities, as well as an increase in rates paid to the Bank on its interest earning assets. In particular, a significant portion of the Bank’s loan portfolio is invested in variable rate loans, the rates on which have continued to increase in the current rising interest rate environment.

Interest expense increased to $889,000 and $1,650,000 for the three and six months ended June 30, 2005 from $592,000 and $1,176,000 for the same periods in 2004. This increase in interest expense was primarily due to both an increase in the aggregate balance in interest bearing deposit accounts and, in response to the interest rate increases by Federal Open Market Committee (“FOMC”), an increase in the interest rates paid by the Bank on deposit accounts. In addition, interest expense increased in part because the Bank has increased the interest rates that it offers on certificates of deposit in response both to competition and the FOMC rate increases. The Bank expects this trend to continue during the current fiscal year.

The fundamental source of the Bank’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and six months ended June 30, 2005 was $2,022,000 and $3,931,000 compared with $1,637,000 and $3,212,000 for the same periods in 2004. The net interest margin increased to 4.72% and 4.73% for the three and six months ended June 30, 2005 from 4.41% and 4.49% in the same periods a year ago. The growth in net interest income and the increase in net interest margin for the three and six months ended June 30, 2005 as compared with the comparable three and six months in 2004 was due to the increase in average interest-earning assets, which was the result of growth in the loan portfolio funded by the growth in deposits.

Non-Interest Income

Non-interest income, which is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, and the Bank’s ownership interest in a title insurance agency, increased to $555,000 and $1,016,000 for the three and six month periods ended June 30, 2005, from $488,000 and $778,000 for the comparable periods in 2004. This increase was due in large part to an increase in mortgage origination volume from $11,232,000 and $14,418,000 for the three and six month periods ended June 30, 2005 from $7,774,000 and $12,527,000 for the comparable periods in 2004. In addition, revenues from fees and service charges increased as the number of transactional deposit accounts increased.

The Bank, through Bank of the James Mortgage, a Division of Bank of the James (the “Mortgage Division”) originates consumer residential mortgage loans. Through the Mortgage Division, the Bank originates conforming and non-conforming home mortgages in the Region 2000 area, as defined below. As part of the Bank’s overall risk management strategy, all of the loans originated and closed by the Mortgage Division are presold to major national mortgage banking or financial institutions. The Mortgage Division assumes no credit or interest rate risk on these mortgages. In July, 2005, the Mortgage Division opened it second mortgage origination office. This office is located in Moneta and was opened to serve the Smith Mountain Lake market. The Bank anticipates that this office will contribute additional non-interest income during 2005.

Non-Interest Expense

Non-interest expense for the three and six months ended June 30, 2005 was $1,735,000 and $3,411,000 compared to $1,410,000 and $2,678,000 for the three and six months ended June 30, 2004. The increase in non-interest expense can be attributed to increased occupancy expenses, along with an increase in compensation expense related to an increase in the number of employees necessary to accommodate the Bank’s growth and expansion as well as expense in complying with the Sarbanes-Oxley Act of 2002 (“SOx”). Management expects that the Forest Branch, the Main Street Office, both of which opened in 2004, will generate interest earning assets to compensate for the costs incurred in opening and operating those branches. The cost of compliance with SOx set forth in the Consolidated Statement of Operations reflects only the direct costs to outside consultants and does not include indirect costs including salaries of Bank personnel and administrative costs related to SOx compliance. Total personnel expense increased to $820,000 and $1,612,000 for the three and six month periods ended June 30, 2005, from $628,000 and $1,188,000 for the comparable periods in 2004. Part of this increase was related to the addition of several mortgage loan officers in the Mortgage Division and the higher level of mortgage loan originations. Compensation for some employees of the Mortgage Division is commission-based and therefore subject to fluctuation. The Bank also had increases in depreciation expense, data processing fees, other operating expenses.

Allowance for Loan Losses

The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. The amount added to the allowance for loan loss for the three and six months ended June 30, 2005 was $199,000 and $374,000 compared with $54,000 and $131,000 for the comparable periods in 2004. This increase was due in large part to growth in the loan portfolio and the application of the loan loss calculation for impaired loans. Management believes that the current allowance for loan loss of $1,526,000 (or 1.00% of total loans) at June 30, 2005 is adequate.

The following sets forth the reconciliation of the allowance for loan loss:

	Six months Ended June 30, 2005	Six months Ended June 30, 2004
Balance, beginning of period	$1,419	$1,451
Provision for loan losses	374	131
Loans charged off	(278)	(94)
Recoveries of loans charged off	11	55

Net charge offs	(267)	(39)

Balance, end of period	$1,526	$1,543

Income Taxes

For the quarter ended June 30, 2005, the Bank accrued an income tax liability of $219,000 and, based on its 2004 income tax liability, made an estimated income tax payment of $215,000 during the quarter ended June 30, 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Not Applicable.

Item 3. Defaults Upon Senior Securities – Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Bank held its annual meeting of shareholders on May 12, 2005 at 4:00 p.m. in Lynchburg, Virginia.

(b)	At the annual meeting, the shareholders elected the following directors:

Robert R. Chapman III

Donna Schewel Clark

Richard R. Zechini

Augustus A. Petticolas, Jr.

The terms of the following directors continued after the term of the meeting:

Ronald V. Dolan

Donald M. Giles

James R. Hughes, Jr.

Thomas W. Pettyjohn, Jr.

Kenneth S. White

(c) In addition to the election of the Directors at the annual meeting, the shareholders voted on the following matter: ratify the selection by the Bank of Cherry, Bekaert & Holland, L.L.P., independent public accountants, to audit the financial statements of the Bank for the fiscal year ending on December 31, 2005 (“Proposal Two”).

At the annual meeting, the number of votes for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter was as follows:

Proposal One—Election of Directors

Name	Number of Votes Cast For	Number of Votes Against	Number of Abstentions	Number of Broker Non-Votes
Robert R. Chapman III	1,114,908	0	2,888	0
Donna Schewel Clark	1,114,510	0	3,286	0
Richard R. Zechini	1,110,805	0	6,991	0
Augustus A. Petticolas, Jr.	1,114,165	0	3,631	0

Proposal Two—Ratification of Auditors

Number of Votes Cast For	Number of Votes Against	Number of Abstentions	Number of Broker Non-Votes
1,110,805	5,018	4,343	0

(d) Not applicable.

Item 5. Other Information – Not Applicable

Item 6. Exhibits

The following are filed as Exhibits to this Form 10-QSB

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2005

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2005

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 10, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES

Date: August 10, 2005	By	/S/ Robert R. Chapman III Robert R. Chapman III, President (Principal Executive Officer)

	By	/S/ J. Todd Scruggs J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2005

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2005

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 10, 2005