Form 10QSB
period 2005-09-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2005-11-09
CIK 1275101

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,601,047 shares of Common Stock, par value $2.67 per share, were outstanding at November 9, 2005.

Transitional Small Business Disclosure Format (check one)     Yes  ☐    No  ☒

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

Bank of the James Financial Group, Inc.

Consolidated Balance Sheets

(dollar amounts in thousands)

	As of
	9/30/2005 (unaudited)	12/31/2004 (audited)
Assets

Cash and due from banks	$5,551	$3,980
Federal funds sold	—	—

Total cash and cash equivalents	5,551	3,980

Securities held-to-maturity, at amortized cost	8,501	8,999
Securities available-for-sale, at fair value	16,763	10,912
Loans, net	153,789	140,272
Premises and equipment, net	4,502	4,641
Community Banker’s Bank stock	56	56
Federal Reserve Bank stock	281	281
Federal Home Loan Bank stock	342	290
Interest receivable	947	983
Deferred tax asset	189	117
Other assets	252	494

Total Assets	$191,173	$171,025

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	27,780	21,699
NOW, money market and savings	60,015	74,834
Time	82,560	57,301

Total deposits	170,355	153,834

Federal funds purchased	575	999

Income taxes payable	54	—
Interest payable	106	65
Repurchase agreements	5,751	3,259
Other liabilities	132	82

Total liabilities	$176,973	$158,239

Stockholders’ equity
Common stock $2.67 par value; authorized 10,000,000 shares; issued and outstanding 1,601,047 shares as of September 30, 2005 and 1,548,958 shares as of December 31, 2004	4,269	4,129
Additional paid-in-capital	7,424	7,237
Accumulated other comprehensive income	(182)	(13)
Retained earnings	2,689	1,433

Total stockholders’ equity	$14,200	$12,786

Total liabilities and stockholders’ equity	$191,173	$171,025

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc.

Consolidated Statements of Operation Year-to-Date

(dollar amounts in thousands) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Interest Income
Loans	$2,844	$2,148	$7,914	$6,122
Federal funds sold	19	9	45	39
Securities
US Government and agency obligations	253	232	689	576
Other	31	18	80	58

Total interest income	3,147	2,407	8,728	6,795

Interest Expense
Federal funds purchased	5	—	15	—
Reverse repurchase agreements	27	9	53	18
Deposits
NOW, money market savings	265	260	830	610
Time deposits	708	372	1,757	1,189

Total interest expense	1,005	641	2,655	1,817

Net interest income	2,142	1,766	6,073	4,978

Provision for loan losses	255	503	629	634

Net interest income after provision for loan losses	1,887	1,263	5,444	4,344

Other operating income
Service charges, fees, commissions	590	528	1,600	1,306
Gain on sale of securities	4	—	10	—

Total other operating income	594	528	1,610	1,306

Other operating expenses
Salaries and employee benefits	831	657	2,443	1,845
Occupancy	133	98	383	259
Equipment	200	191	582	547
Supplies	74	68	212	204
Outside expenses	198	211	638	617
Marketing	57	52	203	187
Credit expense	57	57	163	123
Other	176	152	438	382
Sarbanes-Oxley compliance	17	—	92	—

Total other operating expenses	1,743	1,486	5,154	4,164

Income before income taxes	738	305	1,900	1,486
Income tax (expense)	(249)	(104)	(644)	(505)

Net Income	$489	$201	$1,256	$981

Income per common share – basic	$0.31	$0.13	$0.79	$0.64

Income per common share – diluted	$0.29	$0.12	$0.75	$0.63

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc.

Consolidated Statements of Cash Flows

Nine months ending September 30, 2005 and September 30, 2004

(in thousands) (unaudited)

	9/30/2005	9/30/2004
Cash flows from operating activities
Net Income	1,256	981
Adjustments to reconcile net income to net cash provided by operating activities

Depreciation	462	398
Provision for loan losses	629	634
(Increase) decrease in interest receivable	36	(197)
(Increase) decrease in other assets	264	(422)
Increase (decrease) in income taxes payable	69	(165)
Increase (decrease) in interest payable	41	8
Increase (decrease) in other liabilities	50	(47)

Net cash provided by operating activities	2,807	1,190

Cash flows from investing activities
(Increase) decrease in balance of held-to-maturity securities	498	(2,010)
(Increase) decrease in balance of available-for-sale securities	(6,107)	(6,739)
Purchases of Federal Home Loan Bank stock	(52)	(72)
Origination of loans, net of principal collected	(14,174)	(18,541)
Recoveries on loans charged off	28	94
Purchases of premises and equipment	(345)	(916)

Net cash used in investing activities	(20,152)	(28,184)

Cash flows from financing activities
Net increase in deposits	16,521	20,024
Net increase (decrease) in federal funds purchased	(424)	—
Net increase in repurchase agreements	2,492	4,062
Proceeds from exercise of stock options	327	24

Net cash provided by financing activities	18,916	24,110

Increase (decrease) in cash and cash equivalents	1,571	(2,884)

Cash and cash equivalents at beginning of period	3,980	10,217

Cash and cash equivalents at end of period	5,551	7,333

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc.

September 30, 2005 and 2004

Notes to Unaudited Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the nine month period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information are contained in Financial’s Annual Report on Form 10-KSB for the year ended December 31, 2004. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2004 included in Financial’s Annual Report on Form 10-KSB. Results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Note 3 – Earnings Per Share

For the quarters ended September 30, 2005 and 2004, basic earnings per share has been computed based upon the weighted average common shares outstanding of 1,600,783 and 1,546,827, respectively. All earnings per share amounts have been adjusted to reflect the 10% stock dividend paid by Financial in January, 2004 and the 50% stock split effected in the form of a stock dividend paid by Financial in March, 2005.

Currently, only the option shares granted to certain officers and employees of Financial pursuant to the Amended and Restated Stock Option Plan of Financial are considered dilutive under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following is a summary of the earnings per share calculation for the nine months ended September 30, 2005 and 2004.

	Three months ended September 30,		Year to date September 30,
	2005	2004	2005	2004
Net income	$489,000	$201,000	$1,256,000	$981,000

Weight average number of shares	1,600,783	1,546,827	1,586,938	1,531,733
Options effect of incremental shares	73,511	96,293	78,815	36,153

Weighted average diluted shares	1,674,294	1,643,120	1,665,753	1,567,886

Basic EPS (weighted avg shares)	$0.31	$0.13	$0.79	$0.64

Diluted EPS (including option shares)	$0.29	$0.12	$0.75	$0.63

Note 4 - Stock Options

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123,” Financial has adopted the disclosure–only option and elected to apply the provisions of APB No. 25 for financial statement purposes. No stock-based employee compensation cost is reflected in net income for these plans.

Pro forma information regarding net income and earnings per share have been determined as if Financial had accounted for its employee stock options using the fair value method, and is presented below.

	Nine months Ended September 30,
	2005	2004
Net Income:
As reported	$1,256	$981

Deduct: total stock-based compensation cost determined under the fair value method, net of tax	101	73

Pro forma	$1,155	$908

Basic earnings per share:
As reported	$0.79	$0.64
Pro forma	$0.73	$0.59
Diluted earnings per share:
As reported	$0.75	$0.63
Pro forma	$0.69	$0.58

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three-month periods ended September 30, 2005 and 2004: dividend yield of 0%, expected volatility of 10%, a risk-free interest rate of 4.08%, and expected lives of 7 years.

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

GENERAL

Critical Accounting Policies

Bank of the James Financial Group, Inc.’s (“Financial”) financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss ratios as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use in estimating risk. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

Overview

Financial was incorporated on October 3, 2003 under the laws of the Commonwealth of Virginia. Financial was incorporated at the direction of Bank of the James (the “Bank”) to serve as a bank holding company of the Bank. Effective January 1, 2004, pursuant to an Agreement and Plan of Share Exchange dated October 9, 2003 (the “Agreement”) between Financial and the Bank, and approved by the shareholders of the Bank at a special meeting of shareholders held on December 17, 2003, Financial acquired all of the outstanding stock of the Bank in a statutory share exchange transaction. Under the terms of the Agreement, the shares of the Bank’s common stock were exchanged for shares of Financial on a one-for-one basis.

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

The Bank currently serves its customers through the following five full service offices: the main office located at 828 Main Street in Lynchburg (opened October 25, 2004) (the “Main Street Office”), a branch located at 615 Church Street in Lynchburg (opened July 22, 1999), a branch located at 5204 Fort

Avenue in Lynchburg (opened November 13, 2000), a branch located on South Amherst Highway in Amherst County (the “Madison Heights Branch”) (opened June 4, 2002), and a branch located at 17000 Forest Road in Forest (the “Forest Branch”) (opened February 4, 2004). In addition, the Bank, through its mortgage division, originates residential mortgage loans through two offices—one located at the Forest Branch and the other located at 1027 Water Wheel Drive in Moneta (opened July, 2005).

The Bank continuously evaluates locations for additional branches and will consider opening one or more additional branches in the next twelve months if suitable location(s) are found and acquired. In connection with the evaluation of additional branches,

•	The Bank has entered into an agreement to purchase certain real property and improvements thereto located at the intersection of Timberlake Road and Turnpike Drive, in Campbell County, Virginia for $349,000. Management believes that this location is suitable for use as a branch bank. The Bank’s obligation to close the transaction is subject to customary terms and conditions, including satisfactory completion of due diligence. Management has not yet determined whether the Bank will renovate the existing improvements or construct new improvements for use as a branch bank. If the Bank proceeds with opening a branch bank at this location, in addition to construction costs, it will need to furnish the facilities with furniture, fixtures, and equipment necessary for the operation of a branch bank. If all contingencies are satisfied, Management anticipates that closing will occur in the fourth quarter of 2005.

•	The Bank has entered into an agreement to purchase certain real property and improvements thereto located at 164 Main St., Amherst, Virginia for $396,000. Management believes that this location is suitable for use as a branch bank. The Bank’s obligation to close the transaction is subject to customary terms and conditions, including satisfactory completion of due diligence. Management has not yet determined whether the Bank will renovate the existing improvements or construct new improvements for use as a branch bank. If the Bank proceeds with opening a branch bank at this location, in addition to construction costs, it will need to furnish the facilities with furniture, fixtures, and equipment necessary for the operation of a branch bank. If all contingencies are satisfied, Management anticipates that closing will occur in the fourth quarter of 2005.

•	The Bank has identified several other locations that may be suitable for additional branches. The Bank has conducted extensive negotiations concerning the possible purchase of one location and the possible lease of another. To date, the Bank has not entered into binding agreements for either location.

Except as set forth herein, the Bank does not expect to purchase any significant property or equipment in the upcoming 12 months.

Future branch openings are subject to regulatory approval.

The following discussion represents management’s discussion and analysis of the financial condition and results of operations of Financial as of September 30, 2005 and December 31, 2004 and for the nine months ended September 30, 2005. It should be read in conjunction with the condensed financial statements included elsewhere herein.

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

September 30, 2005
Commitments to extend credit	$31,418,000
Letters of Credit	2,243000

Total:	$33,841,000

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances that the Bank deems necessary.

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comparison of the financial condition and operating results between September 30, 2005 and December 31, 2004 and September 30, 2004, as applicable, should be read in the context of the length of time for which the Bank has been operating. The Bank began operations on July 22, 1999, opened its second location in November, 2000, opened its mortgage division in April, 2001, opened its third location in June, 2002, opened its fourth location in February, 2004, and opened its fifth location in October, 2004.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

September 30, 2005 as Compared to December 31, 2004

Total assets were $191,173,000 on September 30, 2005 compared with $171,025,000 at December 31, 2004. This increase in total assets can be attributed to deposit growth, particularly the continued growth of the Forest Branch, the Madison Heights Branch, and the Main Street Office. Total deposits grew from $153,834,000 for the year ended December 31, 2004 to $170,355,000 on September 30, 2005, an increase of 11.07%. In addition, the Bank’s effort to increase non-FDIC insured sweep accounts (repurchase agreements) resulted in an increased balance in these accounts to $5,751,000 on September 30, 2005 from $3,259,000 on December 31, 2004.

The increase in total assets is due in part to an increase in rates (as a result of the increasing rate environment) that the Bank offers on its deposit products, the addition of new lenders, and the Bank’s reputation for service. Loans, net of unearned income and allowance, increased to $153,789,000 on September 30, 2005 from $140,272,000 on December 31, 2004. Total loans increased to $155,473,000 on September 30, 2005 from $141,691,000 on December 31, 2004. The following summarizes the composition of the Bank’s loan portfolio as of the dates indicated (dollar amounts in thousands):

	September 30, 2005		September 30, 2004		December 31, 2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$32,380	20.83%	$34,353	25.66%	$35,163	24.82%
Real estate construction	26,361	16.96%	15,349	11.47%	22,251	15.70%
Real estate mortgage	74,415	47.86%	63,959	47.78%	63,215	44.61%
Consumer	22,184	14.27%	20,127	15.03%	21,240	14.99%
Other	133	0.08%	82	0.06%	(178)	-0.12%

Total loans	$155,473	100.00%	$133,870	100.00%	$141,691	100.00%

Non accrual loans decreased to $242,000 on September 30, 2005 from $380,000 on December 31, 2004. As previously reported, as of the end of the quarter ended June 30, 2005, the Bank carried on its balance sheet a single family residence that it had purchased at foreclosure to protect its collateral position. This property was classified as “other real estate owned” in amount of $618,000, which was accounted for in the “other assets” section of Statement of Financial Condition. During the quarter ended September 30, 2004, the Bank sold this property. The Bank currently has no other “other real estate owned” on its balance sheet.”

Cash and cash equivalents increased to $5,551,000 on September 30, 2005 from $3,980,000 on December 31, 2004. This increase is a result of routine fluctuations in deposits, an increased number of transactional accounts and professional settlement accounts, both of which are subject to fluctuations, and will contribute to variations in cash and cash equivalents.

Securities held-to-maturity decreased to $8,501,000 on September 30, 2005 from $8,999,000 on December 31, 2004. Securities available-for-sale increased to $16,763,000 on September 30, 2005 from $10,912,000 on December 31, 2004. The following table summarizes the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of September 30, 2005 and December 31, 2004 (amounts in 000’s):

Securities—September 30, 2005	Amortized Costs	Gross Unrealized		Fair Value
		Gains	Losses
Held to Maturity
US Gov’t & agency obligations	$8,501	$27	$(94)	$8,434

Available for Sale
US Gov’t & agency obligations	$14,052	$—	$(216)	$13,836
Mortgage-backed securities	2,987	2	(62)	2,927

	$17,039	$2	$(278)	$16,763

Securities—December 31, 2004	Amortized Costs	Gross Unrealized		Fair Value
		Gains	Losses
Held to Maturity
US Gov’t & agency obligations	$8,999	$80	$(33)	$9,046
Available for Sale
US Gov’t & agency obligations	$9,636	$7	$(4)	$9,639
Mortgage-backed securities	1,295	6	(28)	1,273

	$10,931	$13	$(32)	$10,912

The decrease from December 31, 2004 in securities held-to-maturity was due in large part to the call of certain securities by the issuer of such securities. The increase from December 31, 2004 in securities available-for-sale was primarily due to management’s effort to improve cash management by allocating cash to investment securities from lower yielding federal funds.

As of September 30, 2005 and December 31, 2004 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2005 and 2004

Earnings Summary

Net income for the three and nine months ended September 30, 2005 was $489,000 and $1,256,000, respectively, compared to a net income of $201,000 and $981,000 for the same periods in 2004. Basic earnings per common share for the three and nine months ended September 30, 2005 were $0.31 and $0.79, respectively, compared to basic earnings per common share of $0.13 and $0.64 for the same periods in 2004. Fully diluted earnings per common share for the three and nine months ended September 30, 2005 were $0.29 and $0.75, respectively, compared to fully diluted earnings per common share of $0.12 and $0.63 for the same periods in 2004. All earnings per share amounts have been adjusted to reflect the 10% stock dividend paid by Financial in January, 2004 and the 50% stock split effected in the form of a stock dividend paid by Financial in March, 2005.

In addition to the factors discussed below, the increase in net income (and earnings per share) when compared to the quarter ended September 30, 2004 is due in part to the fact that the results for the quarter ended September 30, 2004 were impacted negatively by the downgrade of certain loans (see “Results of Operations—Allowance for Loan Losses” below). These downgrades result in a comparatively high addition to the loan loss reserve during the quarter ended September 30, 2004, which reduced net income for that period.

These operating results represent an annualized return on shareholders’ equity of 13.67% and 12.35% for the three and nine months ended September 30, 2005 compared with 6.46% and 10.99% for the same periods in 2004. The annualized return on average assets for the three and nine months ended September 30, 2005 was 1.03% and 0.93% compared with 0.49% and 0.84% for the same period in 2004.

Interest Income; Interest Expense; and Net Interest Income

Interest income increased to $3,147,000 and $8,728,000 for the three and nine months ended June 30, 2005 from $2,407,000 and $6,795,000 for the same periods in 2004. This increase was due to an increase in interest earning assets, including loans and investment securities, as well as an increase in rates paid to the Bank on its interest earning assets. In particular, a significant portion of the Bank’s loan portfolio is invested in variable rate loans, the rates on which have continued to increase in the current rising interest rate environment.

Interest expense increased to $1,005,000 and $2,655,000 for the three and nine months ended September 30, 2005 from $641,000 and $1,817,000 for the same periods in 2004. This increase in interest expense was primarily due to both an increase in the aggregate balance in interest bearing deposit accounts and, in response to the interest rate increases by Federal Open Market Committee (“FOMC”), an increase in the interest rates paid by the Bank on deposit accounts. In addition, interest expense increased in part because the Bank has increased the interest rates that it offers on certificates of deposit in response both to competition and the FOMC rate increases. The Bank expects this trend to continue during the current fiscal year.

The fundamental source of the Bank’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and nine months ended September 30, 2005 was $1,887,000 and $5,444,000 compared with $1,263,000 and $4,344,000 for the same periods in 2004. The net interest margin increased to 4.75% and 4.73% for the three and nine months ended September 30, 2005 from 4.49% and 4.49% in the same periods a year ago. The growth in net interest income and the increase in net interest margin for the three and nine months ended September 30, 2005 as compared with the comparable three and nine months in 2004 was due to the increase in average interest-earning assets, which was the result of growth in the loan portfolio funded by the growth in deposits.

Non-Interest Income

Non-interest income, which is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, and the Bank’s ownership interest in a title insurance agency, increased to $594,000 and $1,610,000 for the three and nine month periods ended September 30, 2005, from $528,000 and $1,306,000 for the comparable periods in 2004. This increase was due in large part to an increase in mortgage origination volume from $15,835,000 and $41,461,000 for the three and nine month periods ended September 30, 2005 from $15,060,000 and $35,445,00 for the comparable periods in 2004. In addition, revenues from fees and service charges increased as the number of transactional deposit accounts increased.

The Bank, through Bank of the James Mortgage, a Division of Bank of the James (the “Mortgage Division”) originates consumer residential mortgage loans. Through the Mortgage Division, the Bank originates conforming and non-conforming home mortgages in the Region 2000 area, as defined above. As part of the Bank’s overall risk management strategy, all of the loans originated and closed by the Mortgage Division are presold to major national mortgage banking or financial institutions. The Mortgage Division assumes no credit or interest rate risk on these mortgages. In July, 2005, the Mortgage Division opened it second mortgage origination office. This office is located in Moneta and was opened to serve the Smith Mountain Lake market. The Bank anticipates that this office will contribute additional non-interest income during 2005.

Non-Interest Expense

Non-interest expense for the three and nine months ended September 30, 2005 was $1,743,000 and $5,154,000 compared to $1,486,000 and $4,164,000 for the three and nine months ended September 30, 2004. The increase in non-interest expense can be attributed to increased occupancy expenses, along with an increase in compensation expense related to an increase in the number of employees necessary to accommodate the Bank’s growth and expansion as well as expense in complying with the Sarbanes-Oxley Act of 2002 (“SOx”). Management expects that the Forest Branch, the Main Street Office, both of which opened in 2004, will generate interest earning assets to compensate for the costs incurred in opening and operating those branches. Total personnel expense increased to $831,000 and $2,443,000 for the three and nine month periods ended September 30, 2005, from $657,000 and $1,845,000 for the comparable periods in 2004. Part of this increase was related to the addition of several mortgage loan officers in the Mortgage Division and the higher level of mortgage loan originations. Compensation for some employees of the Mortgage Division is commission-based and therefore subject to fluctuation. The Bank also had increases in depreciation expense, data processing fees, other operating expenses.

The cost of compliance with SOx set forth in the Consolidated Statement of Operations reflects only the direct costs to outside consultants and does not include indirect costs including salaries of Bank personnel and administrative costs related to SOx compliance. The Securities and Exchange Commission has delayed the date by which Financial must comply with the internal control requirements of Section 404 of the Sarbanes-Oxley Act until July, 2007. Management expects that this delay will enable the Bank to use more of its internal resources and thereby decrease the Bank’s reliance on outside consulting sources. Management expects that the delay will reduce expenses associated with evaluating the internal control structure.

Allowance for Loan Losses

The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. The amount added to the allowance for loan loss for the three and nine months ended September 30, 2005 was $255,000 and $629,000 compared with $503,000 and $634,000 for the comparable periods in 2004. This increase was due in large part to growth in the loan portfolio and the application of the loan loss calculation for impaired loans. Management believes that the current allowance for loan loss of $1,684,000 (or 1.08% of total loans) at September 30, 2005 is adequate.

The following sets forth the reconciliation of the allowance for loan loss:

	Nine months ended
	September 30, 2005	September 30, 2004
Balance, beginning of period	$1,419	$1,451
Provision for loan losses	629	634
Loans charged off	(392)	(725)
Recoveries of loans charged off	28	94

Net charge offs	(364)	(631)

Balance, end of period	$1,684	$1,454

Income Taxes

For the quarter ended September 30, 2005, the Bank accrued an income tax liability of $219,000 and, based on its 2004 income tax liability, made an estimated income tax payment of $7,000 during the quarter ended September 30, 2005.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, Financial’s principal executive officer and principal financial officer have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective as of the end of the period covered by this quarterly report to ensure that information required to be disclosed by the Bank in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Financial’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, Financial’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Bank is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Not Applicable

Item 3. Defaults Upon Senior Securities—Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders—Not Applicable

Item 5. Other Information—Not Applicable

Item 6. Exhibits

The following are filed as Exhibits to this Form 10-QSB

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2005

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2005

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 9, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES

Date: November 9, 2005	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President (Principal Executive Officer)

	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2005

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2005

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 9, 2005