Form 10KSB/A
period 2004-12-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2005-12-21
CIK 1275101

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

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

BANK OF THE JAMES FINANCIAL GROUP, INC.

FORM 10-KSB

Fiscal Year Ended December 31, 2004

Explanatory Note

This Form 10-KSB/A is being filed to amend and restate Items 6 and 7 of Part II of the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (“2004 10-KSB”) that Bank of the James Financial Group, Inc. (the “Company”) filed with the Securities and Exchange Commission on April 5, 2005. The Company is filing this amendment to correct the following: i) the Company’s inadvertent failure to give retroactive effect to a 10% stock dividend paid on January 27, 2004 and a 50% stock dividend paid on March 4, 2005 in the financial statements for the year ended December 31, 2003 set forth in Item 7 of the 2004 10-KSB; ii) the Company’s inadvertent failure to give retroactive effect to the 50% stock dividend paid on March 4, 2005 in the financial statements set forth in Item 7 of the 2004 10-KSB; and iii) the Company’s inadvertent failure to include the Statement of Changes in Stockholders’ Equity for the year ended December 31, 2003 set forth in Item 7 of the 2004 10-KSB and to give retroactive effect to the 10% stock dividend in the Statement of Changes in Stockholders Equity. This amendment amends and restates the relevant provisions of the financial statements and the corresponding provision in the Management’s Discussion and Analysis.

In addition, as required under Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are being filed as exhibits 31.1, 32.1, and 32.2 to this Form 10-KSB/A.

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

Earnings Summary for the Company

The net income for the Company for the year ended December 31, 2004 was $1,472,000 or $0.95 per basic and $0.89 per diluted share compared with net income of $1,416,000 or $0.92 per basic and $0.89 per diluted share for the year ended December 31, 2003. Note 10 of the Financial Statements provides additional information with respect to the calculation of the Company’s earnings per share. Per share amounts have been retroactively restated to reflect the 10% stock dividend declared December 17, 2003 and the 50% stock split effected in the form of a dividend declared January 13, 2005.

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

December 31, 2004 and 2003

BANK OF THE JAMES FINANCIAL GROUP, INC.

AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Bank of the James Financial Group, Inc.

Lynchburg, Virginia

We have audited the accompanying consolidated balance sheets of Bank of the James Financial Group, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of the James Financial Group, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 22, the consolidated financial statements for December 31, 2004 and 2003 have been restated.

/s/ Cherry, Bekaert & Holland, L.L.P.

Lynchburg, Virginia
March 9, 2005, except as to Note 22 which is as of December 1, 2005

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands)

	December 31,
	2004 (restated)	2003 (restated)
Assets

Cash and due from banks	$3,980	$5,247
Federal funds sold	—	4,970

Total cash and cash equivalents	3,980	10,217

Securities held-to-maturity	8,999	7,993
Securities available-for-sale	10,912	6,963
Loans, net	140,272	114,604
Premises and equipment, net	4,641	3,632
Community Banker’s Bank stock	56	56
Federal Reserve Bank stock	281	281
Federal Home Loan Bank stock	290	180
Interest receivable	983	729
Deferred tax asset	117	242
Other assets	494	114

Total Assets	$171,025	$145,011

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$21,699	$16,420
NOW, money market and savings	74,834	44,517
Time	57,301	72,549

Total deposits	153,834	133,486

Federal funds purchased	999	—

Income taxes payable	—	38
Interest payable	65	81
Repurchase agreements	3,259	—
Other liabilities	82	97

Total liabilities	158,239	133,702

Stockholders’ equity
Common stock $2.67 par value; authorized 10,000,000 shares; issued and outstanding 1,548,273 in 2004 and 1,543,900 in 2003	4,129	4,118
Additional paid-in-capital	7,237	7,218
Retained earnings	1,433	(39)
Unrealized gain (loss) on securities available-for-sale	(13)	12

Total stockholders’ equity	12,786	11,309

Total liabilities and stockholders’ equity	$171,025	$145,011

See notes to the financial statements.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2004 (restated)	2003 (restated)
Interest Income
Loans	$8,490	$7,078
Federal Funds Sold	42	38
Securities
US agency obligations	815	535
Other	86	103

Total interest income	9,433	7,754

Interest Expense
Federal Funds Purchased	5	7
Repurchase Agreements	27	3
Deposits
NOW, money market and savings	889	323
Time Deposits	1,590	1,936

Total interest expense	2,511	2,269

Net interest income	6,922	5,485

Provision for loan losses	754	552

Net interest income after provision for loan losses	6,168	4,933

Other operating income
Service charges, fees, commissions	1,823	1,611
Gain on sale of securities	7	15

Other operating expenses
Salaries and employee benefits	2,576	1,800
Occupancy	398	262
Equipment	734	577
Supplies	289	219
Outside expenses	824	721
Marketing	231	204
Credit expense	192	217
Other	524	405

Total other operating expenses	5,768	4,405

Income before income taxes	2,230	2,154
Income tax expense	(758)	(738)

Net Income	$1,472	$1,416

Income per common share – basic	$0.95	$0.92

Income per common share – diluted	$0.89	$0.89

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands)

(restated)

	Total Shares Outstanding		Common Stock	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Gain (Loss)	Total
Balance at December 31, 2002	1,543,900	(1)	$3,743	$5,614	$524	$93	$9,974
Net Income	—		—	—	1,416	—	1,416
10% stock dividend	—		375	1,604	(1,979)	—	—
Changes in unrealized gains on securities available for sale net of deferred taxes of $6	—		—	—	—	(71)	(71)
Reclassification adjustment for gains included in net income, net of income tax expense ($5)	—		—	—	—	(10)	(10)

Balance at December 31, 2003	1,543,900	(1)	4,118	7,218	(39)	12	11,309

Net Income	—		—	—	1,472	—	1,472
Exercise of stock options	4,373		11	19	—	—	30
Changes in unrealized gains on securities available for sale net of deferred taxes of $(19)	—		—	—	—	(36)	(36)
Reclassification adjustment for gains included in net income, net of income tax expense $6	—		—	—	—	11	11
Balance at December 31, 2004	1,548,273		4,129	7,237	1,433	(13)	12,786

(1)	Previous year end shares outstanding figures have been adjusted to include the following: (i) additional shares outstanding in the amount of 93,637 as a result of the 10% dividend declared December 17, 2003 and (ii) additional shares outstanding in the amount of 514,633 as a result of the 50% stock dividend declared January 4, 2005.

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

	Years Ended December 31,
	2004	2003
Net income:
As reported	$1,472	$1,416
Deduct: total stock-based compensation cost determined under the fair value method, net of tax	(105)	(38)

Pro forma	$1,367	$1,378

Basic earnings per share:
As reported	$0.95	$0.92
Pro forma	$0.88	$0.89
Diluted earnings per share:
As reported	$0.89	$0.89
Pro forma	$0.83	$0.87

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

The basic and diluted earnings per share calculations are as follows:

	2004	2003
Numerator:
Net income available to Shareholders	$1,472,000	$1,416,000

Denominator:
Weighted-average shares outstanding	1,545,796	1,543,790

Basic EPS weighted average shares outstanding	1,545,796	1,543,790
Effect of dilutive securities:
Incremental shares attributable to stock option plan	99,676	43,162

Diluted EPS weighted-average shares outstanding	1,645,472	1,586,952

Basic earnings per share	$0.95	$0.92

Diluted earnings per share	$0.89	$0.89

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

Note 12 – Stock option plan

On October 21, 1999, the Board of Directors adopted the “1999 Stock Option Plan” for officers and employees. During the period ended December 31, 1999, 46,800 options were granted at an option exercise price of $10.00 per share, the fair market price on the date of the grant. The options granted vest over a three-year period in installments, with the first vesting having occurred upon approval by the stockholders. During the year ended December 31, 2000, 1,000 and 13,800 shares were awarded at $10.00 and $11.00 per share respectively, fair market price on the date of the grants. The options granted vest over a two-year period commencing in 2002. During the year ended December 31, 2001, 17,700 shares were awarded at $11.25 per share, fair market price on the date of the grant. The options granted vest over a two-year period commencing in 2002. During the year ended December 31, 2002, 1,000 and 23,550 shares were awarded at $14.25 and $15.00 per share, fair market price on the date of grants. The options vest over a two year period. During the year ended December 31, 2003, 1,000, 2,000 and 31,550 shares were awarded at $14.75, $19.35 and $22.25 per share respectively, fair market price on the date of grant. The Company paid a 10% stock dividend in January 2004 and a 50% stock dividend in March 2005, both of which adjusted the aforementioned grants retroactively. During the year ended December 31, 2004, 2,000 and 26,400 shares were awarded at $22.50 and $25.00 per share, fair market price on the date of the grants. The 50% stock dividend paid in March 2005 adjusted the 2004 grants retroactively. The options vest over a two year period.

	Available for Grant	Granted/ Outstanding
Balance December 31, 2002	38,050	101,950
Forfeited	600	(600)
Granted	(32,550)	32,550

Balance December 31, 2003	6,100	133,900
Adjust for 10% stock dividend	610	13,390
Adjust for 50% stock dividend	3,355	73,645
Authorized	90,000	—
Forfeited	6,930	(6,930)
Granted	(42,600)	42,600
Exercised	—	(4,373)

Balance December 31, 2004	64,395	252,233

(continued)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 12 – Stock option plan (concluded)

The following table summarizes information concerning currently outstanding and exercisable options as adjusted for the 10% stock dividend paid in January 2004 and the 50% stock dividend paid in March 2005:

Options Exercisable			Number of Options Vested
Exercise Price	Options Granted/ Outstanding	Remaining Contractual Life
$ 6.06	75,075	4.8	75,075
$ 6.06	1,650	5.3	1,650
$ 6.67	20,790	5.9	20,790
$ 6.82	26,400	7.0	26,400
$ 9.09	36,383	8.0	36,383
$11.73	3,300	8.8	1,650
$13.49	46,035	9.0	23,026
$15.00	3,000	9.3	—
$16.67	39,600	9.9	—

	252,233		184,974

Note 13 – Stockholders’ equity

The Bank is subject to certain legal and regulatory restrictions on the amount of cash dividends it may declare.

On December 17, 2003, the Board of Directors of Bank of the James Financial Group, Inc. declared a 10% stock dividend to its shareholders of record on January 2, 2004. The stock dividend was paid on January 27, 2004 and increased the outstanding shares of common stock from 935,630 to 1,029,193. On January 13, 2005, the Board of Directors of Bank of the James Financial Group, Inc. declared a 50% stock split effected in the form of a dividend to its shareholders of record as of February 4, 2005. The dividend was paid on March 4, 2005 and increased the outstanding shares of common stock from 1,033,979 to 1,550,968.

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

Note 20 – Stock split

On January 27, 2004, the Company paid a 10% stock dividend to shareholders of record as of January 2, 2004. On January 13, 2005 the Company’s board of directors approved a stock split in the form of a 50% stock dividend pursuant to which the Company distributed one share of stock for every two shares previously held. This stock dividend was paid on March 4, 2005 to stockholders of record as of February 4, 2005. All per share amounts have been retroactively adjusted to reflect both dividends.

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

Note 22 – Subsequent Event – Revisions to Financial Statements

Bank of the James Financial Group, Inc. (the “Company”) declared a 10% stock dividend on December 17, 2003, which was paid on January 27, 2004. The Company revised its consolidated financial statements for the year ended December 31, 2003 to reflect the effect of the 10% stock dividend on 2003 retained earnings. The Company had incorrectly recorded this 10% stock dividend as affecting retained earnings in the December 31, 2004 consolidated financial statements.

On January 4, 2005, the Company declared a 50% stock split effected in the form of a stock dividend, which was paid on March 4, 2005. The Company has revised its consolidated financial statements to give retroactive effect to this stock split effected in the form of a stock dividend. The Company inadvertently failed to retroactively apply the effect of this transaction in its consolidated financial statements.

The revisions to the 2003 and 2004 consolidated financial statements described above do not affect reported net income or total stockholders’ equity as previously reported. All per share amounts have been adjusted to reflect these revisions. See Note 20 for additional details concerning these two stock dividends. Presented below are the revisions to the 2003 and 2004 consolidated financial statements

Revisions to Consolidated Statements of Income.

The earnings per share presentations on the Consolidated Statement of Income for the years ended December 31, 2004 and 2003 were revised as follows to reflect both the 10% stock dividend and the 50% stock split effected in the form of a stock dividend. The revisions are as follows:

	2004	2004		2003	2003
	(As reported)	(As revised)	Decrease	(As reported)	(As revised)	Decrease
Income per share – Basic	$1.44	$0.95	($0.49)	$1.51	$0.92	($0.59)

Income per share – Diluted	$1.35	$0.89	($0.46)	$1.47	$0.89	($0.58)

Revisions to Consolidated Statement of Changes in Stockholders’ Equity.

The Consolidated Statements of Changes in Stockholders’ Equity was revised as follows to a) include the year ended December 31, 2003; b) to account for the 10% stock dividend in 2003; and c) to reconcile the changes in the number of common shares between years.

The amounts originally reported and the revised amounts as of December 31, 2004 and 2003 are summarized below.

	2004	2004		Change
	(As reported)	(As revised)		Inc (Dec)
Shares outstanding	1,032,183	1,548,273	(1)	516,090

Common Stock	$4,129,000	$4,129,000		$—
Additional Paid-in Capital	7,237,000	7,237,000		—
Retained Earnings	1,433,000	1,433,000		—
Other Comprehensive Gain (Loss)	(13,000)	(13,000)		—
Total	$12,786,000	$12,786,000		$—

	2003	2003		Change
	(As reported)	(As revised)		Inc (Dec)
Shares outstanding	935,630	1,543,900	(1)	608,270

Common Stock	$3,743,000	$4,118,000		$375,000	(2)
Additional Paid-in Capital	5,614,000	7,218,000		1,604,000	(2)
Retained Earnings	1,940,000	(39,000)		(1,979,000	)(2)
Other Comprehensive Gain (Loss)	12,000	12,000		—
Total	$11,309,000	$11,309,000		$—

(1)	Includes shares issued in connection with the 50% stock split effected in the form of a stock dividend declared on January 4, 2005 and the 10% stock dividend declared on December 17, 2003.

(2)	Represents the reclassification of retained earnings to reflect the 10% stock dividend declared in 2003. Includes 74 additional shares issued due to rounding partial shares greater than or equal to 0.5 upward.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

Disclosure Controls and Procedures

As set forth in more detail herein, by this Form 10-KSB/A, the Company has restated certain portions of its audited consolidated financial statements as of December 31, 2003 and 2004 to correctly account for a) the 10% stock dividend declared on December 17, 2003, which was paid on January 27, 2004 and b) the 50% stock dividend declared on January 4, 2005, which was paid on March 4, 2005. In its financial statements included in the Form 10-KSB for the year ended December 31, 2004, the Company inadvertently failed to give retroactive effect to these two stock dividends. This resulted in the Company understating the number of outstanding shares of common stock for 2003 and 2004 (which caused a miscalculation of earnings per share). In addition, the failure to give retroactive effect to the 10% stock dividend resulted in the Company’s failing to properly reclassify a portion of the Company’s retained earnings as additional paid-in capital for 2003. The restatement does not affect reported net income or total stockholders’ equity.

The restatement is described in Note 22 to the Consolidated Financial Statements. According to the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a restatement of previously issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant deficiency and a strong indicator that a material weakness in internal control over financial reporting exists. The Company has both determined that the failure to properly account for these dividends indicates a material weakness in the Company’s internal control over financial reporting.

In connection with the Company’s restatement as set forth in the Explanatory Note to the consolidated financial statements, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report and as of October 31, 2005. Based on the most recent evaluation, the Company’s chief executive officer and chief accounting officer have concluded that as of December 31, 2004, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) were not effective solely because the Company did not maintain effective controls to appropriately give retroactive effect to the stock dividends. There was no change in the Company’s net earnings or total stockholder’s equity for such periods.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, in the fourth quarter of 2005, in an effort to remediate the material weakness in the Company’s internal control described above, management has implemented procedures and controls to aid in correctly classifying stock dividends. Specifically, the Company has sought and received advice from its external auditors regarding the proper accounting treatment of stock dividends. The Company will continue to consult with its external accountants (or, when limited by independence standards, with other public accountants) and other advisors when confronted with unusual or infrequent accounting transactions. In addition the Company has modified the internal review process so that additional employees and consultants review the recordation of certain transactions. Accordingly, management believes these changes will remediate the material weakness discussed above.

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

BANK OF THE JAMES FINANCIAL GROUP, INC.

/S/ Robert R. Chapman III
Date: December 20, 2005	Robert R. Chapman III, President

/S/ J. Todd Scruggs
Date: December 20, 2005	J. Todd Scruggs, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of December 20, 2005

Signature	Capacity

/s/ Robert R. Chapman III Robert R. Chapman III	President (Principal Executive Officer) and Director

/S/ J. Todd Scruggs J. Todd Scruggs	Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/S/ Kenneth S. White Kenneth S. White	Director, Chairman

William C. Bryant III	Director

/S/ Donna Schewel Clark Donna Schewel Clark	Director

/S/ Watt R. Foster, Jr. Watt R. Foster, Jr.	Director

/S/ Donald M. Giles Donald M. Giles	Director

/S/ James R. Hughes, Jr. James R. Hughes, Jr.	Director

/S/ Augustus A. Petticolas, Jr. Augustus A. Petticolas, Jr.	Director

/S/ Thomas W. Pettyjohn, Jr. Thomas W. Pettyjohn, Jr.	Director

/S/ Richard R. Zechini Richard R. Zechini	Director

EXHIBIT INDEX

No.	Description

3.1	Articles of Incorporation of Bank of the James Financial Group, Inc.*

3.2	Bylaws of Bank of the James*

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc.**

10.1	Employment Agreement entered into between the Bank and James R. Hughes, Jr.***

10.2	1999 Bank of the James Stock Option Plan***

10.3	Lease Agreement Between W.C. English, Inc. and Bank of the James**

10.4	Amendment to Employment Agreement by and between the Bank and James R. Hughes, Jr.****

10.5	Second Amendment to Employment Agreement by and between the Bank and James R. Hughes, Jr.*****

10.6	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003**

21.1	List of Subsidiaries

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

*	Financial hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, Financial’s Form 8-K filed with the Securities Exchange Commission on January 12, 2004.

**	Financial hereby incorporates by reference the exhibit of identical index number filed with, and made a part of, Financials Form 10-KSB filed the Securities Exchange Commission on March 26, 2004.

***	Financial hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, the Registration Statement of Bank of the James on Form 10-SB filed with the Federal Reserve Board on April 18, 2000.

****	Financial hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of the Form 10-KSB filed with the Federal Reserve Board on March 30, 2001.

*****	Financial hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, the Form 10-KSB filed the with the Federal Reserve Board on March 29, 2002.