Form 10KSB
period 2005-12-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2006-03-24
CIK 1275101

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

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

Common Stock, $2.14 par value

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for the fiscal year ended December 31, 2005 were $14,119,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (for purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the issuer) is approximately $34,684,000 (based on the March 21, 2006 trade price of $19.80 per share).

The number of shares outstanding of Common Stock, $2.14 par value as of March 21, 2006 was approximately 2,003,719.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2006 Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 16, 2006, are incorporated by reference into Part III of this Form 10-KSB

BANK OF THE JAMES FINANCIAL GROUP, INC.

FORM 10-KSB

Fiscal Year Ended December 31, 2005

PART I

Item 1. Description of Business.

Overview and History

Bank of the James Financial Group, Inc. (“Financial”) is a one-bank holding company with its headquarters in Lynchburg, Virginia. Financial was incorporated at the direction of Bank of the James (the “Bank”) to serve as a bank holding company of the Bank. Financial acquired all of the shares of the Bank in a statutory share exchange on a one-for-one basis on January 1, 2004. The Bank is Financial’s only operating subsidiary and primary asset. As of the date hereof, Financial is in the process of forming a subsidiary corporation through which Financial intends to offer brokerage, fixed and variable annuity products, and related services to the public through a third party broker-dealer. See “Management’s Discussion and Analysis or Plan of Operation—Non-Interest Income of Financial” below.

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

As of the date hereof, the Bank’s Principal Office is located at 828 Main Street, Lynchburg, Virginia 24504 and its telephone number is (434) 846-2000. The Bank also maintains a website at www.bankofthejames.com.

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

Consumer Residential Mortgage Origination. The Bank, through Bank of the James Mortgage, a Division of Bank of the James (the “Mortgage Division”) originates consumer residential mortgage loans. Through the Mortgage Division, the Bank originates conforming and non-conforming home mortgages in the Region 2000 area, as defined below. As part of the Bank’s overall risk management strategy, all of the loans originated and closed by the Mortgage Division are pre-sold to major national mortgage banking or financial institutions and at no time are carried on the Bank’s balance sheet.

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

The Bank intends to introduce new products and services as permitted by the regulatory authorities or desired by the public. The Bank remains committed to meeting the challenges that require technology. The Bank provides its customers with access to the latest technological products, such as telephone banking and internet banking, including on-line bill pay. The services allow customers to handle routine transactions using a standard touch tone telephone and via the internet at the Bank’s website www.bankofthejames.com.

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

Total population in the market area equals approximately 230,000. The area is serviced by one daily newspaper and a number of radio and television stations providing diverse media outlets. The City of Lynchburg, the location of 3 of the Bank’s branch offices, has the largest population base, with approximately 66,000 persons. Median family income has continued to increase in Region 2000 during the past ten years.

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

Employees

As of March 14, 2006, the Bank had approximately 90 full-time equivalent employees. None of its employees are represented by any collective bargaining agreements, and relations with employees are considered excellent.

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

The Bank generated start-up losses in its beginning years; as such the organization had negative retained earnings and was not able to pay cash dividends until recently. Although Financial’s retained earnings are now positive, cash dividends are not planned at this time. Financial believes the additional capital can be used more effectively to support future growth of the organization.

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

Deposit Insurance. Section 38 of the FDIA, as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), requires that the federal banking agencies establish five capital levels for insured depository institutions—”well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”—and requires or permits such agencies to take certain supervisory actions as an insured institution’s capital level declines. In certain circumstances, a financial institution’s low capital position can lead to enhanced restrictions by the FDIC. An “adequately capitalized” institution is restricted from accepting brokered deposits, and a “significantly undercapitalized” institution must develop a capital restoration plan and is subject to a number of mandatory and discretionary supervisory actions. These powers and authorities are in addition to the traditional powers of the federal banking agencies to deal with undercapitalized institutions.

As an institution with deposits insured by the Bank Insurance Fund (“BIF”), the Bank also is subject to insurance assessments imposed by the FDIC. In 2005 and for the first semiannual assessment period of 2006, the FDIC continued the risk based BIF assessment rate schedule of 0.0% to 0.27% of an institution’s average assessment base. The actual assessment to be paid by each BIF member is based on whether the institution is considered “well capitalized”, “adequately capitalized,” or “undercapitalized”, as such terms have been defined in applicable federal regulations, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.

The Deposit Insurance Funds Act of 1996 (the “Funds Act”) was enacted on September 30, 1996. Among other provisions, the Funds Act (i) requires that certain depository institutions pay a one-time special assessment to the FDIC to capitalize the Savings Association Insurance Fund (“SAIF”) at its statutory required reserve ratio of 1.25% of insurable deposits, (ii) exempts certain depository institutions with SAIF-assessable deposits that meet any of several specified criteria from paying the special assessment and (iii) authorizes the Financing Corporation (“FICO”) to impose periodic assessments on depository institutions that are members of BIF, in addition to institutions that are members of the SAIF, in order to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until this change in the law, only SAIF-member institutions bore the cost of funding these interest payments. FICO assessments are set quarterly and were set at 0.0144%, 0.0142%, 0.0134%, 0.0134%, and 0.0132% annually for the first, second, third, and fourth quarters of 2005 and the first quarter of 2006, respectively for both BIF and SAIF assessable deposits. The FDIC may change the rates for insurance in its discretion to ensure insurance fund solvency. Increases in FDIC insurance charges will have an adverse financial impact on the Bank.

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

The minimum requirement for the ratio of total capital to risk-weighted assets (including certain off-balance sheet obligations, such as stand-by letters of credit) for a bank to be “adequately capitalized” is 8.0%. At least half of the risk-based capital must consist of stockholders’ equity (including retained earnings) and qualifying noncumulative preferred stock, less deductions for goodwill and various other intangibles (“Tier 1 capital”). The remainder (“Tier 2 capital”) generally consists of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general valuation allowance for loan losses. No element of Tier 1 or Tier 2 capital may contain covenants, terms, or restrictions that are inconsistent with sound banking practices. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.” The Tier 1 and total capital to risk-weighted asset ratios of the Bank as of December 31, 2005 were 9.5% and 10.7%, respectively, exceeding the minimums required.

The Federal Reserve Board also has adopted regulations that supplement the risk-based guidelines to include a minimum leverage ratio of Tier 1 capital to quarterly average assets (“Leverage ratio”) of 3.0%. The Federal Reserve Board has emphasized that the foregoing standards are supervisory minimums and that a banking organization will be permitted to maintain such minimum levels of capital only if it receives the highest rating under the regulatory rating system and the banking organization is not experiencing or anticipating significant growth. Such banks are expected to maintain capital ratios well above minimum levels. All other banking organizations are required to maintain a Leverage ratio of at least 4.0% to 5.0% of Tier 1 capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The tangible Tier 1 Leverage ratio is the ratio of a banking organization’s Tier 1 capital, less deductions for intangibles otherwise includable in Tier 1 capital, to total tangible assets. The Leverage ratio of the Bank as of December 31, 2005 was 7.8%, exceeding the minimums required.

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

Item 2. Description of Property.

As of March 14, 2006, the Bank conducted its business from the following five locations: i) a branch office located at 615 Church Street, Lynchburg, Virginia (the “Church Street Office”); ii) a branch office at 5204 Fort Avenue, Lynchburg, Virginia (the “Chestnut Hill Branch”); iii) a branch office located at 4698 S. Amherst Highway, Madison Heights, Virginia (the “Madison Heights Branch”); iv) a branch office located at 17000 Forest Road, Forest, Virginia (the “Forest Branch”); and v) 828 Main Street, Lynchburg, Virginia (the “Downtown Branch”), which also serves as the Bank’s main office. The Bank’s consumer mortgage division doing business as Bank of the James Mortgage, a Division of Bank of the James (the “Mortgage Division”) operates from the Forest Branch.

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

Additional Real Property. As discussed in “Management’s Discussion and Analysis—Expansion Plans” the Bank has purchased real property and improvements thereto located in the Town of Amherst, Virginia and the Timberlake Road area of Campbell County (Lynchburg), Virginia as well as an option to purchase certain real property located in the City of Bedford, Virginia.

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

Item 4. Submission or Matters to a Vote of Security Holders.

No matters were submitted to vote to the security holders of Financial during the quarter ended December 31, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Common Stock of Financial is quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol BOJF (BOJF.OB on some systems). The volume of trading of shares of Common Stock has not been extensive. Prior to January 2, 2004, the common stock of the Bank was traded on the

OTCBB under the symbol BOTJ. The following table sets forth the quarterly high and low bid prices for each quarter in fiscal 2005 and 2004 for Financial and was obtained from the OTC Bulletin Board (www.OTCBB.com —”Trading Activity Reports”).

Fiscal 2005	High	Low
First Quarter	$15.60	$14.48
Second Quarter	16.08	13.20
Third Quarter	14.20	13.40
Fourth Quarter	15.80	13.64

Fiscal 2004	High	Low
First Quarter	$13.06	$11.22
Second Quarter	12.80	10.52
Third Quarter	13.86	12.00
Fourth Quarter	13.86	12.26

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The share prices set forth in the above table have been adjusted to give appropriate retroactive effect to each of the stock dividends declared by Financial.

As of March 21, 2006 (the most recent date available), the Common Stock traded for $19.80 per share. As of March 21, 2006, there were approximately 2,003,719 shares of Common Stock outstanding, which shares are held by approximately 1,974 shareholders of record. Neither Financial nor the Bank prior to the formation of Financial has declared or paid a cash dividend on its Common Stock.

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

YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

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

Subsequent Events

On January 13, 2005, Financial declared a 50% stock dividend (or 3 for 2 split) which was paid on March 4, 2005 to shareholders of record on February 4, 2005. On January 17, 2006, Financial declared a 25% stock dividend (or 5 for 4 split), which was paid on March 10, 2006 to shareholders of record on February 10, 2006.

Critical Accounting Policies

Financial’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. The Bank uses historical loss factors as one factor in determining the inherent loss that may be present in the loan portfolio. Actual losses could differ significantly from the historical factors that the Bank uses in estimating risk. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of Financial’s transactions would be the same, the timing of events that would impact the transactions could change.

The allowance for loan losses is an estimate of the losses that may be sustained in the Bank’s loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Because Financial has a relatively short operating history, historical trends alone do not provide sufficient information to judge the adequacy of the allowance for loan losses. Therefore, management considers industry trends, peer comparisons, as well as individual classified impaired loans, in addition to historical experience to evaluate the allowance for loan losses.

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

The Bank’s mission is premised on growing a profitable banking operation in a prudent manner while maintaining high quality service to its customers in Region 2000. Management is committed to serving the banking needs of Region 2000 and has developed a marketing strategy that targets and appeals to individuals, small to medium sized businesses, and professional concerns. The Bank believes that it is currently meeting such needs and strives to create other mechanisms with which it will meet the challenges of servicing such customers in the future. Management realizes that to remain competitive, the

Bank will need to open additional branches. As discussed in more detail below, the Bank current is evaluating the feasibility of several potential locations for additional bank branches. Management is cognizant of the fact that the population of the Bank’s market area continues to expand and the Bank should be able to grow its deposit base in the future and, as a result, increase its lending opportunities in such communities. Management also is attempting to mitigate interest rate risk by limiting the dollar amount of loans carried on its balance sheet that have fixed rates in excess of five years. Financial and the Bank are also mindful of its operating expenses and expect to keep such expenses at a low level. By adhering to the above policies, management intends to enhance the Bank’s profitability in the upcoming year.

The Bank began operating in July, 1999. The operating results of the Bank and Financial depend primarily upon the Bank’s net interest income, which is determined by the difference between (i) interest and dividend income on earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. The Bank’s net income also is affected by its provision for loan losses, as well as the level of its non interest income, including loan fees and service charges, and its non interest expenses, including salaries and employee benefits, occupancy expense, data processing expenses, Federal Deposit Insurance Corporation premiums, expense in complying with the Sarbanes-Oxley Act of 2002, miscellaneous other expenses, franchise taxes, and income taxes.

2005 Compared to 2004

The comparison of operating results for Financial between 2005 and 2004 should be read in the context of the relatively short operating history of the Bank. The Bank began operations on July 22, 1999, opened the Chestnut Hill Branch as its second location in November, 2000, opened the Madison Heights Branch as its third location in June, 2002, opened the Forest Branch in February, 2004 as its fourth location, opened the Downtown Branch as its fifth location in November 2004, and opened its Mortgage Division in March 2001. Thus, the results for the year ended December 31, 2004 include results from the Forest Branch for approximately 10 months and of the Downtown Branch for approximately 2 months whereas the results for the year ended December 31, 2005 reflect the results of these branches for a full year.

Earnings Summary for Financial

The net income for Financial for the year ended December 31, 2005 was $1,791,000 or $0.90 per basic and $0.86 per diluted share compared with net income of $1,472,000 or $0.77 per basic and $0.75 per diluted share for the year ended December 31, 2004. Note 10 of the Financial Statements provides additional information with respect to the calculation of Financial’s earnings per share. Per share amounts include additional outstanding shares related to all stock dividends declared by Financial, including the 25% stock split affected in the form of a stock dividend declared on January 17, 2006.

The increase in net income of $319,000 in 2005 compared to 2004 was due in large part to the following factors: i) Financial’s overhead was spread over a larger base of business; ii) an increase in non-interest income; and iii) an increase in the size of the loan portfolio, Financial’s primary method of investment.

The increase in net income was offset due to a loan loss provision of $803,000 for the year ended December 31, 2005 as compared with a loan loss provision of $754,000 for the year ended December 31, 2004. The increase may be attributed to additional loss provisions as a result of the Bank’s impairment review discussed below. Although the Bank currently has loans in excess of $261,000 classified as non- performing, management believes the impairment on these loans will be immaterial due to the fact that the potential losses associated with these loans have been provided for in the allowance for loan loss.

These operating results represent a return on average shareholders’ equity of 12.95% for the year ended December 31, 2005 compared to 12.16% for the year ended December 31, 2004. Return on average assets for the year ended December 31, 2005 was 0.97% compared to 0.92% in 2004.

Financial Condition Summary of Financial

The Company’s total assets were $195,852,000 at December 31, 2005, an increase of $24,827,000 or 14.52% from $171,025,000 at December 31, 2004. The increase may be attributed to strong deposit growth from $153,834,000 for the period ended December 31, 2004 to $173,956,000 at the end of the same period in 2005, for an increase of 13.08%. Non- interest-bearing deposits increased $4,487,000 or 20.68% from $21,699,000 at December 31, 2004 to $26,186,000 at December 31, 2005. Interest-bearing deposits increased $15,635,000 or 11.83% from $132,135,000 at December 31, 2004 to $147,770,000 at December 31, 2005. In the fall of 2003, the Bank introduced a new savings account known as “Peaks Savings.” The Peaks Savings accounts have at times paid interest at above market rates and the product has been well received by Bank customers. The Peaks Savings product continues to attract deposits as do the traditional certificate of deposit products.

Loans, net of unearned income and the loan loss reserve, increased from $140,272,000 as of December 31, 2004 to $155,480,000 as of December 31, 2005, an increase of 10.84%. This increase can be attributed in part to an interest rate environment that made borrowing attractive to the Bank’s customers, the Bank’s increased presence in the market, and the Bank’s reputation for service. Cash and cash equivalents increased from $3,980,000 in 2004 to $9,236,000 in 2005. This increase was due primarily to an increase in federal funds sold from $0 on December 31, 2004 to $4,243,000 on December 31, 2005. This increase resulted from a shift in investment strategy towards shorter term investments. Because short term interest rates paid to the Bank are comparable to the rates paid on longer term instruments, management made the decision to leave surplus funds invested overnight so that the funds would be available to fund loan growth and other fixed-income investment opportunities as they are presented.

Securities available-for-sale increased $5,508,000 in 2005 to $16,420,000 from $10,912,000 at December 31, 2004. This increase occurred in large part in the first and second quarters of 2005. During those quarters, because of an increase in interest rates, the Bank attracted additional deposits and experienced an increase in the pre-payment of variable rate loans. Management invested a portion of these surplus funds in longer term fixed income securities. Securities held-to-maturity (not marked to market) decreased from $8,999,000 as of December 31, 2004 to $7,499,000 as of December 31, 2005. This decrease resulted primarily from called securities, which calls occurred in large part before the increase in interest rates.

The following table summarizes the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of December 31, 2005 and December 31, 2004 (amounts in 000’s):

	December 31, 2005
	Amortized Costs	Gross Unrealized Gains Losses		Fair Value
Held-to-maturity
U.S. agency obligations	$7,499	$9	$(141)	$7,367

Available-for-sale
U.S. agency obligations	$14,039	$—	$(303)	$13,736
Mortgage - backed securities	2,746	2	(64)	2,684

	$16,785	$2	$(367)	$16,420

	December 31, 2004
	Amortized Costs	Gross Unrealized Gains Losses		Fair Value
Held-to-maturity
U.S. agency obligations	$8,999	$80	$(33)	$9,046

Available-for-sale
U.S. agency obligations	$9,636	$7	$(4)	$9,639
Mortgage - backed securities	1,295	6	(28)	1,273

	$10,931	$13	$(32)	$10,912

Stockholders’ equity increased $1,890,000, or 14.77% from $12,786,000 on December 31, 2004 to $14,676,000 on December 31, 2005. The increase resulted from Financial’s operating income and the exercise of options by employees but was partially offset by the unrealized loss on securities available-for-sale. As set forth in Note 15 to the Financial Statements, at December 31, 2005 the regulatory capital levels the Bank exceeded those established for well-capitalized institutions.

Net Interest Income and Net Interest Margin for Financial

The fundamental source of Financial’s revenue, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. The significant categories of earning assets are loans, federal funds sold, and investment securities, while deposits represent interest bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operation. Net interest income for 2005 increased $1,327,000 to $8,249,000 or 19.17% from net interest income of $6,922,000 in 2004. The growth in net interest income was due to the increase in interest rates paid to the Bank and an increase in average interest-earning assets which was the result of growth in the loan portfolio funded by the growth in deposits. The net interest margin increased to 4.73% in 2005 from 4.56% in 2004. The average rate on earning assets increased 71 basis points from 6.20% in

2004 to 6.91% in 2005 and the average rate on interest-bearing liabilities decreased from 2.23% in 2004 to 2.32% in 2005. Although management cannot predict with certainty future interest rate decisions by the Federal Open Market Committee (“FOMC”), management believes that the rates being offered on both loans and deposits can be adjusted to maintain an acceptable spread between the average rate the Bank receives on assets and the average rate that the Bank pays on liabilities.

Non-Interest Income of Financial

Non-interest income increased to $2,081,000 (not including $10,000 in gains from sales of securities) in 2005 from $1,823,000 (not including $7,000 in gains from sales of securities) in 2004. The increase in non-interest income for 2005 was due to additional service charges on an increased number of deposit accounts, an increase in the fees generated by the Mortgage Division, and an increase in miscellaneous fees. During 2005, mortgage loan volume continued to be strong, driven largely by an increase in home purchases and an increase in average home prices and mortgage refinancing of adjustable rate mortgages to conventional mortgages stimulated by low interest rates on longer term conventional mortgages. In addition, the Mortgage Division provides opportunities to establish many new banking relationships by providing more bank services and products to new customers. The Mortgage Division originated 392 mortgage loans, totaling $51,101,000 in 2005 as compared with 380 loans totaling $42,039,000 during the year ended December 31, 2004. For the year ended December 31, 2005, the Mortgage Division accounted for 5.27% of Financial’s pre-tax income as compared with 5.67% of Financial’s pre-tax income for the year ended December 31, 2004.

For the year ended December 31, 2005 non-interest income represented 14.81% of Financial’s total revenues and decreased slightly when compared to the figure of 16.25% for the prior year. One of Financial’s goals is to continue to evaluate and identify new sources of non-interest income as well as enhance existing ones.

Financial has been exploring options to offer securities brokerage, fixed and variable annuity products, and related services (the “Brokerage Services”) to the Bank’s customers and the public, either through the Bank or through a subsidiary of Financial. Subject to regulatory considerations, Financial intends to form a subsidiary (the “Brokerage Subsidiary”) that will indirectly obtain an ownership interest in a broker-dealer (the “Broker-Dealer”). The Broker-Dealer will provide the Brokerage Services to Bank depositors, other customers and the general public, through the operation of service centers located within one or more of the Bank’s branches. The Brokerage Subsidiary will receive a commission on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. Financial anticipates that it will begin offering the Brokerage Services no later than the second quarter of 2006. Although management cannot predict the financial impact of the Brokerage Subsidiary with certainty, management anticipates that the impact will be minimal in 2006.

Non-Interest Expense of Financial

Non-interest, or operating, expense was $6,826,000 in 2005 compared to $5,768,000 in 2004. The significant increase in expense can be attributed to increased occupancy expense, an increase in equipment depreciation expenses, an increase in outside expenses, and an increase in the number of employees necessary to accommodate the Bank’s growth. Total personnel expense, net of fees collected from borrowers to cover direct salary costs incurred in originating certain loans (in accordance with SFAS 91), increased to $3,245,000 in 2005 from $2,576,000 in 2004 primarily as a result of increased staffing of the Downtown Branch. Variable expenses, including data processing fees and credit expenses also increased because of the Bank’s growth.

Because of the costs associated with increased staffing at the newest branches, Financial’s efficiency ratio (that is, the cost of producing each dollar of revenue) increased slightly from 65.90% in 2004 to 66.02% in 2005.

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

In performing its loan loss analysis, the Bank assigns one of the following risk categories to each commercial loan in the Bank’s portfolio:

Risk Category	Classification
Risk 1	Excellent
Risk 2	Above Average
Risk 3	Satisfactory
Risk 4	Acceptable/Low Satisfactory
Risk 5	Special Mention
Risk 6	Sub-Standard
Risk 7	Doubtful
Risk 8	Loss

Management considers the following four components when calculating its loan loss reserve requirement.

•	In accordance with SFAS 114, ”Accounting by Creditors for Impairment of a Loan,” the Bank performs an individual impairment analysis on all loans with a Risk Rating of 5 through 8. If the results of this analysis show no impairment, the Bank reserves between 0.75% and 2.00% of the principal balance to cover losses not recognized by the individualized impairment calculation.

•	In accordance with SFAS 5, ”Accounting for Contingencies,” the Bank examines historical charge-off data and average life cycles by classification code in order to determine a portion of the reserve related to homogeneous pools. The Bank updates it historical charge-off data twice a year and adjusts the formulas accordingly. The Bank also adjusts the historical charge-off data based on the risk rated tiering system set forth above to more accurately reflect the Bank’s actual losses.

•	The Bank applies various risk factors, including, for example, levels of trends in delinquencies, current and expected economic conditions, and levels of and trends in recoveries in prior charge-offs.

•	The Bank applies factors to determine the general allowance for inherent losses related to the loan pool, including, for example, loan concentrations, regulatory examination results, and overall portfolio quality.

The Bank’s allowance for loan losses increased 25.23% from 2004 to 2005, as set forth in the following table:

	Allowance for Loan Losses	Total Loan Portfolio	Percentage of Total Loan Portfolio
December 31, 2005	$1,777,000	$157,257,000	1.13%
December 31, 2004	$1,419,000	$141,691,000	1.00%

This increase resulted from application of the Bank’s commercial loan rating system and individual impairment calculations, as discussed above.

As in prior years, the Bank retained the services of an external loan review firm to examine its loan portfolio in April, 2005. After examination of approximately 70 customer relationships comprising 144 loans totaling $44,945,000 in exposure, or approximately 31.7% of the Bank’s total outstanding loan balances as of December 31, 2004, the results of the external loan review showed the Bank’s loan portfolio to be sound and the credit underwriting practices to be fully satisfactory as compared to peer group institutions.

The Bank again has retained the services of an external loan review firm to examine its loan portfolio beginning in April, 2006. Financial intends to provide the results of this review in the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.

Income Tax Expense of Financial

For the year ended December 31, 2005, Financial had a federal income tax expense of $920,000. Note 9 of the Financial Statements provides additional information with respect to current federal income tax expense and the deferred tax accounts.

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

Funding sources primarily include paid-in capital and customer-based deposits but also include borrowed funds and cash flow from operations. The Bank has in place several agreements that will provide alternative sources of funding, including but not limited to lines of credit, sale of investment securities, purchase of federal funds, term loans through the Federal Home Loan Bank and correspondents, and brokered certificate of deposit arrangements. Management believes that the Bank has the ability to meet its liquidity needs.

Capital Resources

Capital adequacy is an important measure of financial stability and performance. Management’s objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profiles of financial institutions. The guidelines define capital as Tier 1 (primarily common shareholders’ equity, defined to include certain debt obligations) and Tier 2 (the remainder generally consisting of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general valuation allowance for loan losses). Note 15 of the Financial Statements shows the minimum capital requirements and the Bank’s capital position as of December 31, 2005 and 2004. As set forth in Note 15, the Bank’s regulatory capital levels exceed those established for well-capitalized institutions.

The Bank was initially capitalized through a public offering of its common stock, $4.00 par value per share (“Common Stock”), at $10.00 per share (the “Offering”). The Offering, which concluded in February, 1999, resulted in a capitalization of the Bank of $9,356,300. As a result of the Offering and funds generated from operations, Financial currently has sufficient liquidity and capital with which to operate. However, to fund future growth, Financial will consider raising additional capital through the issuance of Common Stock or otherwise.

At December 31, 2005, shareholders’ equity was $14,676,000 compared to $12,786,000 at December 31, 2004. As discussed more fully in “Financial Condition Summary” above, the increase in shareholders’ equity is due in large part to the net income earned in 2005.

Lending by Financial

The Bank has comprehensive policies and procedures which cover both commercial and consumer loan origination and management of credit risk. Loans are underwritten in a manner that focuses on the borrowers’ ability to repay. Management’s goal is not to avoid risk, but to manage it and to include credit risk as part of the pricing decision for each product.

Total loans, net of fees and premiums and discounts and the loan loss provision, increased to $155,480,000 as of December 31, 2005 compared to $140,272,000 as of December 31, 2004. As of December 31, 2005, the Bank had $261,000 in non-accrual loans compared with $380,000 at December 31, 2004. The Bank continues to pursue an aggressive charge off policy that also yields loan recoveries.

The Bank’s loan portfolio consists of commercial short-term lines of credit, term loans, mortgage financing and construction loans that are used by the borrower to build or develop real estate properties, and consumer loans. The consumer portfolio includes residential real estate mortgages, home equity lines and installment loans.

	December 31, 2005		December 31, 2004
	Amount	Percentage	Amount	Percentage
Commercial	$30,853	19.62%	$35,163	24.82%
Real estate construction	27,303	17.36%	22,251	15.70%
Real estate mortgage	78,058	49.64%	63,215	44.61%
Consumer	21,043	13.38%	21,240	14.99%
Other	—	0%	(178)	-0.12%

Total loans	$157,257	100.00%	$141,691	100.00%

Management anticipates that the availability of alternative sources of funding discussed above will allow the Bank to continue to make loans and grow its loan portfolio. Continued loan growth is essential for the Bank to be viewed by its potential customers as a willing lender.

Investment Securities of Financial

The investment securities portfolio of the Bank is used as a source of income and liquidity. The portfolio of securities available-for-sale has increased to $16,420,000 as of December 31, 2005 from $10,912,000 as of December 31, 2004. The reasons for this increase are set forth in more detail above.

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

c) Management’s target of maintaining approximately 6% of the Bank’s total assets in a combination of Fed Funds and investment securities (aggregate of available–for-sale and held-to-maturity portfolios); and

d) Whether the maturity or call schedule meets management’s asset/liability plan.

Available–for-sale securities (as opposed to held-to-maturity securities) may be liquidated at any time as funds are needed to fund loans. Liquidation of securities may result in a net loss or net gain depending on current bond yields available in the primary and secondary markets and the shape of the US Treasury yield curve. Management is cognizant of its credit standards policy and does not feel pressure to maintain loan growth at the same levels as deposit growth and thus sacrifice credit quality in order to avoid security purchases.

Securities held-to-maturity decreased from $8,999,000 as of December 31, 2004 to $7,499,000 as of December 31, 2005. The decision to invest in securities held-to-maturity is based on the same factors as the decision to invest in securities available-for-sale except that management invests surplus funds in securities held-to-maturity only after concluding that such funds will not be necessary for liquidity purposes during the term of such security. However, the held-to-maturity securities may be pledged for such purposes as short term borrowings and as collateral for public deposits.

The balancing of the above factors along with the investment policy that management currently has in place contributed to the increase in the investment securities portfolio during 2005.

Interest Rate Sensitivity

The most important element of asset/liability management is the monitoring of Financial’s sensitivity to interest rate movements. The income stream of Financial is subject to risk resulting from interest rate fluctuations to the extent there is a difference between the amount of Financial’s interest earning assets and the amount of interest bearing liabilities that prepay, mature or reprice in specified periods. Management’s goal is to maximize net interest income with acceptable levels of risk to changes in interest rates. Management seeks to meet this goal by influencing the maturity and re-pricing characteristics of the various lending and deposit taking lines of business and by managing discretionary balance sheet asset and liability portfolios.

Management also is attempting to mitigate interest rate risk by limiting the dollar amount of loans carried on its balance sheet that have fixed rates in excess of five years. The Bank established the Mortgage Division to serve potential customers that desired fixed rate loans in excess of five years. Financial does not hold such mortgage loans on its books and thus will not be subject to the interest rate risks inherent with longer term fixed rate loans.

Management believes that Financial has been successful in managing its net interest margin despite numerous adjustments by the FOMC since 2001. During 2005, the Bank’s prime rate increased from 5.25% to 7.25%. The Company’s net interest margin was under pressure in part because certain higher variable rate loans were paid in full in advance of the maturity date and the proceeds were reinvested in fixed rate loans during a rising interest rate environment. As a result, Financial’s spread on earning assets to interest bearing liabilities increased from 4.51% in 2004 to 4.69% in 2005. Management attempts to mitigate this pressure by constantly monitoring and repricing deposits.

Management monitors interest rate levels on a daily basis and meets in the form of the Asset/Liability Committee (“ALCO”) at a minimum of weekly or when a special situation arises (e.g., FOMC unscheduled rate change). The following reports and/or tools are used to assess the current interest rate environment and its impact on Financial’s earnings and liquidity: monthly and year-to-date net interest margin and spread calculations, monthly and year-to-date balance sheet and income statements versus budget (including quarterly interest rate shock analysis), quarterly net portfolio value analysis, a weekly survey of rates offered by other local competitive institutions, and gap analysis which matches maturities or repricing dates of interest sensitive assets to those of interest sensitive liabilities.

Financial currently subscribes to computer simulated modeling tools made available through its consultant, FinPro, to aid in asset/liability analysis. In addition to monitoring by the ALCO and Investment Committee, the board is informed of the current asset/liability position and its potential effect on earnings at least quarterly.

Current Trends

A variety and wide scope of economic factors affect Financial’s success and earnings. Although interest rate trends are one of the most important of these factors, Financial believes that interest rates cannot be predicted with a reasonable level of confidence and therefore does not attempt to do so with complicated economic models. Management believes that the best defense against wide swings in interest rate levels is to minimize vulnerability at all potential interest rate levels. Rather than concentrate on any one interest rate scenario, Financial prepares for the opposite as well in order to safeguard margins against the unexpected.

The upward trend in interest rates during 2005 was due to the actions of the FOMC resulting from an accelerating economy. Although it cannot be certain, management believes that interest rates will either remain stable or trend upward throughout the remainder of 2006. Given the FOMC’s recent statements, short term rates cannot be predicted. An increased long term interest rate is likely to have an adverse impact on the Mortgage Division, primarily due to reduced refinancing opportunities.

Off-Balance Sheet Arrangements

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

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

	Contract Amounts at December 31,
	2005	2004
Commitments to extend credit	$33,363	$30,344
Standby letters of credit	$2,555	$1,926

Total	$35,918	$32,270

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the customer.

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

Expansion Plans

Subject to regulatory approval, the Bank anticipates opening additional branches during the next two fiscal years. The Bank currently is considering the following:

Boonsboro Area, Lynchburg, Virginia

In December, 2005, the Bank entered into a lease for improved real property located at 4935 Boonsboro Road, Lynchburg, Virginia. The Bank currently is renovating this property for use as a branch bank. The Bank anticipates that this branch will open in April, 2006. The Bank has filed an application with the Virginia Bureau of Financial Institutions requesting approval to open this branch.

The Town of Amherst, Virginia

On December 21, 2005, the Bank purchased certain improved real property located at 164 South Main St. in the Town of Amherst, Virginia. The property previously has served as a bank branch for other banking institutions. The Bank anticipates that renovations on this property will begin during the third quarter of 2006 and intends to apply for approval to open this branch in the fourth quarter of 2006.

Timberlake Road Area, Campbell County (Lynchburg), Virginia

The Bank has purchased certain real property located at the intersection of Turnpike and Timberlake Roads, Campbell County, Virginia. The Bank will evaluate the feasibility of using the current structures on the property as a bank branch. The Bank does not anticipate requesting approval to open a branch at this location prior to 2008.

City of Bedford, Virginia

The Bank has an option to purchase certain property located in the City of Bedford, Virginia. The Bank is evaluating the feasibility of this property as a location on which to open a branch. If the Bank exercises this option, it does not anticipate requesting approval to open a branch at this location prior to 2008.

Although the Bank cannot predict with certainty the financial impact of each new branch, management generally anticipates that each new branch will become profitable within 12 to 18 months of operation.

Item 7. Financial Statements.

The following financial statements are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Balance Sheets, December 31, 2005 and 2004

Statements of Income, Years Ended December 31, 2005 and December 31, 2004

Statements of Changes in Stockholders’ Equity and Comprehensive Income, Years Ended December 31, 2005 and December 31, 2004

Statements of Cash Flows, Years Ended December 31, 2005 and December 31, 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Bank of the James Financial Group, Inc.

Lynchburg, Virginia

We have audited the accompanying consolidated balance sheets of Bank of the James Financial Group, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of the James Financial Group, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.

Raleigh, North Carolina

February 28, 2006

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31,
	2005	2004
Assets
Cash and due from banks	$4,993	$3,980
Federal funds sold	4,243	—

Total cash and cash equivalents	9,236	3,980

Securities held-to-maturity (fair value of $7,367 and $9,046 in 2005 and 2004)	7,499	8,999
Securities available-for-sale, at fair value	16,420	10,912
Loans, net	155,480	140,272
Premises and equipment, net	4,896	4,641
Community Banker’s Bank stock, at cost	56	56
Federal Reserve Bank stock, at cost	351	281
Federal Home Loan Bank stock, at cost	342	290
Interest receivable	1,076	983
Deferred tax asset	219	117
Other assets	277	494

Total Assets	$195,852	$171,025

Liabilities and Stockholders’ Equity

Deposits
Non-interest bearing demand	$26,186	$21,699
NOW, money market and savings	51,713	74,834
Time	96,057	57,301

Total deposits	173,956	153,834

Federal funds purchased	—	999

Income taxes payable	60	—
Interest payable	148	65
Repurchase agreements	6,957	3,259
Other liabilities	55	82

Total liabilities	181,176	158,239

Stockholders’ equity

Common stock $2.14 par value; authorized 10,000,000 shares, issued and outstanding 2,001,309 in 2005 and 1,935,824 in 2004	4,269	4,129
Additional paid-in-capital	7,424	7,237
Retained earnings	3,224	1,433
Accumulated other comprehensive gain (loss)	(241)	(13)

Total stockholders’ equity	14,676	12,786

Total liabilities and stockholders’ equity	$195,852	$171,025

See notes to the financial statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands)

	Years Ended December 31,
	2005	2004
Interest Income
Loans	$10,904	$8,490
Securities
US agency obligations	944	815
Mortgage backed	92	61
Dividends	30	25
Federal funds sold	58	42

Total interest income	12,028	9,433

Interest Expense
Deposits
NOW, money market and savings	1,074	889
Time Deposits	2,591	1,590
Federal funds purchased	28	5
Repurchase agreements	86	27

Total interest expense	3,779	2,511

Net interest income	8,249	6,922

Provision for loan losses	803	754

Net interest income after provision for loan losses	7,446	6,168

Other operating income
Mortgage fee income	1,265	1,062
Service charges and fees	589	588
Other	227	173
Gain on sale of securities	10	7

Total other operating income	2,091	1,830

Other operating expenses
Salaries and employee benefits	3,245	2,576
Occupancy	522	398
Equipment	779	734
Supplies	289	289
Professional, data processing and other outside expenses	843	824
Marketing	279	231
Credit expense	216	192
Other	561	524
Sarbanes-Oxley compliance	92	—

Total other operating expenses	6,826	5,768

Income before income taxes	2,711	2,230
Income tax expense	(920)	(758)

Net Income	$1,791	$1,472

Income per common share – basic	$0.90	$0.77

Income per common share – diluted	$0.86	$0.75

See notes to the financial statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(dollars in thousands)

	Total Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total
Balance at December 31, 2003	1,930,358	$4,118	$7,218	$(39)	$12	$11,309

Net income	—	—	—	1,472	—	1,472

Change in net unrealized gains on securities available-for-sale net of deferred tax benefit of $(19)	—	—	—	—	(36)	(36)

Reclassification adjustment for gains included in net income, net of income tax expense of $6	—	—	—	—	11	11

Comprehensive Income	—	—	—	—	—	1,447

Exercise of stock options	5,466	11	19	—	—	30

Balance at December 31, 2004	1,935,824	4,129	7,237	1,433	(13)	12,786

Net Income	—	—	—	1,791	—	1,791

Change in net unrealized losses on securities available-for-sale net of deferred tax benefit of $(124)	—	—	—	—	(242)	(242)

Reclassification adjustment for gains included in net income, net of income tax expense of $5	—	—	—	—	14	14

Comprehensive Income	—	—	—	—	—	1,563

Exercise of stock options	65,485	140	187	—	—	327

Balance at December 31, 2005	2,001,309	$4,269	$7,424	$3,224	$(241)	$14,676

See notes to the financial statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities
Net income	$1,791	$1,472
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	613	537
Net amortization and accretion of premiums and discounts on securities	90	236
Gain on sale of available-for-sale securities	(5)	(7)
Gain on call of held-to-maturity securities	(5)	—
Provision for loan losses	803	754
Provision for deferred income taxes	16	138
Decrease in interest receivable	(93)	(254)
(Increase) decrease in other assets	239	(380)
Increase (decrease) in income taxes payable	61	(38)
Increase (decrease) in interest payable	83	(16)
Decrease in other liabilities	(27)	(15)

Net cash provided by operating activities	3,566	2,427

Cash flows from investing activities
Purchases of securities held-to-maturity	(4,010)	(5,537)
Proceeds from maturities and calls of securities held-to-maturity	5,500	4,500
Purchases of securities available-for-sale	(15,320)	(10,231)
Proceeds from maturities and calls of securities available-for-sale	6,099	2,498
Proceeds from sale of securities available-for-sale	3,297	3,548
Purchases of Federal Home Loan Bank stock	(52)	(110)
Purchases of Federal Reserve Bank stock	(70)	—
Origination of loans, net of principal collected	(16,052)	(26,525)
Recoveries on loans charged off	40	103
Purchases of premises and equipment	(890)	(1,546)

Net cash used in investing activities	(21,458)	(33,300)

Cash flows from financing activities
Net increase in deposits	20,122	20,348
Net increase (decrease) in federal funds purchased	(999)	999
Net increase in repurchase agreements	3,698	3,259
Proceeds from exercise of stock options	327	30

Net cash provided by financing activities	23,148	24,636

Increase (decrease) in cash and cash equivalents	5,256	(6,237)
Cash and cash equivalents at beginning of period	3,980	10,217

Cash and cash equivalents at end of period	$9,236	$3,980

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

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

Bank of the James was incorporated on October 23, 1998, and began banking operations on July 22, 1999. The Bank is a Virginia chartered bank and is engaged in lending and deposit gathering activities in Region 2000, which includes the counties of Amherst, Appomattox, Bedford and Campbell and the cities of Bedford and Lynchburg, Virginia. It operates under the laws of Virginia and the Rules and Regulations of the Federal Reserve System and the Federal Deposit Insurance Corporation. The Bank’s five locations consist of three in Lynchburg, Virginia, one in Forest, Virginia which includes the Mortgage Division, and one in Madison Heights, Virginia.

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

Basis of presentation and use of estimates

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

Securities

The Bank classifies its securities in three categories: (1) debt securities that the Bank has the positive intent and ability to hold to maturity are classified as “held-to-maturity securities” and reported at amortized cost; amortization of premiums and accretion of discounts are adjusted on a basis which approximates the level yield method; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in net income; and (3) debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from net income and reported in a separate component of stockholders’ equity, net of applicable deferred taxes.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(In thousands, except share and per share data)

Note 2 - Summary of significant accounting policies (continued)

The Bank does not engage in trading securities. Gains or losses on disposition of securities are based on the net proceeds and adjusted carrying values of the securities called or sold, using the specific identification method. Interest income and dividends on securities are recognized as revenue when earned.

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

The Bank uses the allowance method in providing for possible loan losses. The provision for loan loss is based upon management’s estimate of the amount needed to maintain the allowance for loan losses at an adequate level to cover known and inherent risk of loss in the loan portfolio. In determining the provision amount, management gives consideration to current and anticipated economic conditions, the growth and composition of the loan portfolio, an analysis of impaired loans, the relationship of the allowance for loan losses to outstanding loans, and other factors. Management believes that the allowance for loan losses is adequate. While management uses the best information available to make evaluations, future adjustments may be necessary if economic and other conditions differ substantially from the assumptions used.

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

December 31, 2005 and 2004

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

Stock Options

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123, Financial has adopted the disclosure-only option and elected to apply the provisions of APB No. 25 for financial statement purposes. No stock-based employee compensation cost is reflected in net income for these plans.

Reclassification

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(In thousands, except share and per share data)

Note 2 - Summary of significant accounting policies (continued)

Pro forma information regarding net income and earnings per share have been determined as if Financial had accounted for its employee stock options using the fair value method, and is presented below.

	Years Ended December 31,
	2005	2004
Net income:
As reported	$1,791	$1,472
Deduct: total stock-based compensation cost determined under the fair value method, net of tax	(519)	(105)

Pro forma	$1,272	$1,367

Basic earnings per share:
As reported	$0.90	$0.77
Pro forma	$0.64	$0.71
Diluted earnings per share:
As reported	$0.86	$0.75
Pro forma	$0.61	$0.70

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the year ended December 31, 2005; dividend yield of 0%, expected volatility of 40%, a risk-free interest rate of 4.47%, and expected lives of 7 years and for the year ended December 31, 2004; dividend yield of 0%, expected volatility of 10%, a risk-free interest rate of 4.08%, and expected lives of 7 years

Comprehensive income

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130) establishes standards for reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity.

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

December 31, 2005 and 2004

(In thousands, except share and per share data)

Note 2 - Summary of significant accounting policies (continued)

Marketing

The Bank expenses advertising costs as incurred.

Note 3 - Restrictions on cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were approximately $788 and $1,020 for the weeks including December 31, 2005 and 2004, respectively.

Note 4 - Securities

A summary of the amortized cost and carrying value of securities follows:

	December 31, 2005
	Amortized Cost	Gross Unrealized		Fair
		Gains	Losses	Value
Held to Maturity
U.S. agency obligations	$7,499	$9	$(141)	$7,367

Available-for-sale
U.S. agency obligations	$14,039	$—	$(303)	$13,736
Mortgage-backed securities	2,746	2	(64)	2,684

	$16,785	$2	$(367)	$16,420

	December 31, 2004
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Held to Maturity
U.S. agency obligations	$8,999	$80	$(33)	$9,046

Available-for-sale
U.S. agency obligations	$9,636	$7	$(4)	$9,639
Mortgage-backed securities	1,295	6	(28)	1,273

	$10,931	$13	$(32)	$10,912

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(In thousands, except share and per share data)

Note 4 – Securities (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and December 31, 2004:

	December 31, 2005
	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$16,123	$336	$3,971	$108	$20,094	$444
Mortgage-backed securities	1,724	33	647	31	2,371	64

Total temporarily impaired securities	$17,847	$369	$4,618	$139	$22,465	$508

	December 31, 2004
	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$4,130	$18	$974	$19	$5,104	$37
Mortgage-backed securities	—	—	808	28	808	28

Total temporarily impaired securities	$4,130	$18	$1,782	$47	$5,912	$65

At December 31, 2005, the Company does not consider the unrealized losses other-than-temporary losses due to the nature of the securities involved. The securities, which consist of six bonds, are S&P rated AAA and indirectly backed by the US Government. For these reasons, management believes the default risk to be minimal. The $22,465 in securities in which there is an unrealized loss of $508 include unrealized losses ranging from $6 to $43 or from 1.21% to 4.57% of the original cost of the investment.

At December 31, 2004, the Company does not consider the unrealized losses other-than-temporary losses due to the nature of the securities involved. The securities, which consist of six bonds, are S&P rated AAA and indirectly backed by the US Government. For these reasons, management believes the default risk to be minimal. The $5,912 in securities in which there is an unrealized loss of $65 include unrealized losses ranging from $1 to $28 or from 0.09% to 3.33% of the original cost of the investment.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(In thousands, except share and per share data)

Note 4 – Securities (continued)

The amortized costs and fair values of securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available-for-Sale
	Amortized Cost	Fair Values	Amortized Cost	Fair Values
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	2,000	1,956	6,461	6,321
Due after five years through ten years	1,006	994	5,224	5,113
Due after ten years	4,493	4,417	5,100	4,986

	$7,499	$7,367	$16,785	$16,420

The Bank sold $3.297 of securities available for sale in 2005 with realized gains totaling $10. The Bank sold $3,548 of securities available-for-sale in 2004 with realized gains on the sales totaling $7.

The amortized costs of securities pledged to collateralize public deposits were approximately $11,533 and $5,500 (fair value of $11,305 and $5,512) at December 31, 2005 and 2004, respectively.

Note 5 - Loans and allowance for loan losses

A summary of loans, net is as follows:

	December 31
	2005	2004
Real estate – residential	$105,361	$85,466
Commercial loans	30,853	35,163
Installment and other	21,043	21,062

Total loans	157,257	141,691

Less allowance for loan losses	1,777	1,419

Net loans	$155,480	$140,272

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(In thousands, except share and per share data)

Note 5 - Loans and allowance for loan losses (continued)

The activity in the allowance for loan losses for 2005 and 2004 is summarized as follows:

	2005	2004
Balance at beginning of period	$1,419	$1,451
Provision charged to operations	803	754
Loan charge-off	(485)	(889)
Loan recoveries	40	103

Balance at end of period	$1,777	$1,419

At December 31, 2005 and 2004, the recorded investment in loans which have been identified as impaired loans, in accordance with Statement of Financial Accounting Standards No. 114, “Accounting for Creditors for Impairment of a Loan” (SFAS 114), totaled $261 and $380, respectively. The valuation allowance related to impaired loans on December 31, 2005 and 2004 is $58 and $34, respectively. At December 31, 2005 and 2004, the average investment of impaired loans was $286 and $538, respectively. The amount of interest income recorded by the Bank during 2005 and 2004 on impaired loans was approximately $5 and $6, respectively. There were no nonaccrual loans excluded from impaired loan disclosure at December 31, 2005 and December 31, 2004.

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

The Bank’s officers, directors and their related interests have various types of loan relationships with the Bank. The total outstanding balances of these related party loans at December 31, 2005 and 2004 were $2,534 and $895, respectively. During 2005, new loans and advances amounted to $2,439 and repayments amounted to $356. Other changes amounted to $444 in 2005, which represent loans to a deceased director and a retired director. The terms and interest rates of these loans are similar to those for comparable loans with other borrowers of the Bank.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(In thousands, except share and per share data)

Note 6 – Premises and equipment

Property and equipment at December 31, 2005 and 2004 are summarized as follows:

	December 31
	2005	2004
Land	$542	$461
Building and improvements	2,526	2,179
Construction in progress	107	22
Furniture and equipment	2,956	2,772
Leasehold improvements	1,131	960

	7,262	6,394
Less accumulated depreciation	2,366	1,753

Net property and equipment	$4,896	$4,641

Note 7 - Deposits

A summary of deposit accounts is as follows:

	December 31
	2005	2004
Demand
Non-interest bearing	$26,186	$21,699
Interest bearing	19,109	21,497
Savings	32,604	53,337
Time, $100,000 or more	27,532	13,701
Other time	68,525	43,600

	$173,956	$153,834

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(In thousands, except share and per share data)

Note 7 – Deposits (continued)

At December 31, 2005, maturities of time deposits are scheduled as follows:

Year Ending	Amount
2006	$44,430
2007	19,113
2008	2,280
2009	7,533
2010 and thereafter	22,701

$96,057

The Bank held related party deposits of $3,892 and $1,892 at December 31, 2005 and 2004, respectively.

Note 8 – Other borrowings

Short-term borrowings consist of the following at December 31, 2005 and 2004:

	2005	2004
Securities sold under agreements to repurchase	$6,957	$3,259
Federal funds purchased	—	999

Total	$6,957	$4,258

Weighted interest rate	2.04%	1.20%

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(In thousands, except share and per share data)

Note 9 - Income taxes

Income tax expense attributable to income before income tax expense is summarized as follows:

	December 31,
	2005	2004
Current federal income tax expense	$1,131	$612
Deferred federal income tax expense (benefit)	(211)	146

Income tax provision	$920	$758

Income tax expense differed from amounts computed by applying the U.S. Federal income tax rate of 34% to income before income tax expense as a result of the following:

	2005	2004
Computed “expected” income tax provision	$920	$758
Increase in income tax expense resulting from non-deductible expenses	3	5
Effect of rate tiers	(3)	(5)

Income tax provision	$920	$758

The tax effects of temporary differences and the tax benefit from the net operating loss carryover result in deferred tax assets and liabilities as presented below:

	2005	2004
Deferred tax assets
Allowance for loan losses	$195	$309
Unrealized loss on available-for-sale securities	124	6

Gross deferred tax assets	319	315

Deferred tax liability
Depreciation	100	198

Gross deferred tax liability	100	198

Net deferred tax asset	$219	$117

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(In thousands, except share and per share data)

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

The basic and diluted earnings per share calculations are as follows:

	2005	2004
Numerator:
Net income available to Shareholders	$1,791,000	$1,472,000

Denominator:
Weighted-average shares outstanding	2,077,517	1,959,857

Basic EPS weighted average shares outstanding	1,988,118	1,914,666
Effect of dilutive securities:
Incremental shares attributable to Stock Option Plan	89,399	45,191

Diluted EPS weighted-average shares outstanding	2,077,517	1,959,857

Basic earnings per share	$0.90	$0.77

Diluted earnings per share	$0.86	$0.75

Note 11 – Defined contribution benefit plan

The Bank adopted a 401(k) defined contribution plan on October 1, 2000, which is administered by the Virginia Bankers Association. Participants have the right to contribute up to a maximum of 19% of pretax annual compensation or the maximum allowed under Section 401(g) of the Internal Revenue Code, whichever is less. In 2005 and 2004 the Bank made a matching contribution to the plan in the amount of 50% and 100%, respectively, of the first 6% of the elective contributions made by the participants. The Bank’s expense for the plan totaled $63 and $51 for 2005 and 2004, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(In thousands, except share and per share data)

Note 12 – Stock option plan

On October 21, 1999, the Board of Directors adopted the “1999 Stock Option Plan” for officers and employees. During the period ended December 31, 1999, 46,800 options were granted at an option exercise price of $10 per share, the fair market price on the date of the grant. The options granted vest over a three-year period in installments, with the first vesting having occurred upon approval by the stockholders. During the year ended December 31, 2001, 17,700 shares were awarded at $11.25 per share, fair market price on the date of the grant. The options granted vest over a two-year period commencing in 2002. During the year ended December 31, 2002, 1,000 and 23,550 shares were awarded at $14.25 and $15.00 per share, fair market price on the date of grant. The options vest over a two year period. During the year ended December 31, 2003, 1,000, 2,000 and 31,550 shares were awarded at $14.75, $19.35 and $22.25 per share, fair market price on the date of grant. In January 2004, a 10% dividend was paid affecting the aforementioned grants retroactively. During the year ended December 31, 2004, 2,000 and 26,400 shares were awarded at $22.50 and $25.00 per share, fair market price on the date of grant. The options vest over a two year period. In January 2005, a 50% dividend was paid affecting the aforementioned grants retroactively. During the year ended December 31, 2005, 1,400 and 59,650 shares were awarded at $28.40 and $19.80 per share, fair market price on the date of grant. The options vest over a two year period. In January 2006, a 25% dividend was declared affecting the aforementioned grants retroactively. (See Note 20)

	Available for Grant	Options Granted/ Outstanding
Balance December 31, 2003	12,581	276,169
Authorized	112,500	—
Forfeited	8,663	(8,663)
Granted	(53,250)	53,250
Exercised	—	(5,466)

Balance December 31, 2004	80,494	315,290
Adjustment for dividend effect (rounding)	11	30
Authorized	—	—
Forfeited	1,984	(1,984)
Granted	(77,199)	77,199
Exercised	—	(65,485)

Balance December 31, 2005	5,290	325,050

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(In thousands, except share and per share data)

Note 12 – Stock option plan (continued)

The following summarized information concerning currently outstanding and exercisable options as adjusted for the 50% dividend paid in January 2005 and the 25% dividend declared in January 2006 (See Note 20):

Options Exercisable			Number of Options Vested
Exercise Price	Options Granted/ Outstanding	Remaining Contractual Life

$4.85	31,972	3.8	31,972
$4.85	2,063	4.3	2,063
$5.33	25,781	4.9	25,781
$5.45	32,901	6.0	32,901
$7.27	42,494	7.0	42,494
$9.39	4,125	7.8	4,125
$10.79	56,933	8.0	56,933
$12.00	3,750	8.3	1875
$13.33	47,833	8.9	23931
$15.15	2,625	9.1	—
$16.00	74,574	10.0	74,574

	325,051		296,649

Note 13 – Stockholders’ equity

The Bank is subject to certain legal and regulatory restrictions on the amount of cash dividends it may declare.

On January 13, 2005, the Board of Directors of the Bank of the James Financial Group, Inc. declared a 50% stock split effected in the form of a dividend to its shareholders of record as of February 4, 2005. The dividend was paid on March 4, 2005 and increased the outstanding shares of common stock from 1,033,979 to 1,550,968. All per share amounts have been retroactively adjusted to reflect this dividend.

Note 14 – Supplemental cash flow and non-cash investing and financing activity information

The Bank paid $3,696 and $2,527 for interest for the years ended December 31, 2005 and 2004, respectively.

The Bank paid $865 and $834 for income taxes for the years ended December 31, 2005 and 2004, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(In thousands, except share and per share data)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2005 that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual regulatory capital amounts and ratios for December 31, 2005 and 2004 are also presented in the table below, dollars are in thousands.

As of December 31, 2005, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

	December 2005
	(dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$16,693	10.70%	$12,515	>8.0%	$15,644	>10.0%
Tier I capital (to risk-weighted assets)	$14,916	9.50%	$6,257	>4.0%	$9,386	>6.0%
Tier I capital (leverage) (to average assets)	$14,916	7.80%	$7,700	>4.0%	$9,625	>5.0%

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(In thousands, except share and per share data)

Note 15 - Regulatory matters (all amounts in thousands) (continued)

	December 2004
	(dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$14,217	10.20%	$11,106	>8.0%	$13,883	>10.0%
Tier I capital (to risk-weighted assets)	$12,798	9.20%	$5,553	>4.0%	$8,340	>6.0%
Tier I capital (leverage) (to average assets)	$12,798	7.50%	$6,829	>4.0%	$8,537	>5.0%

Note 16 – Contingent liabilities

The Bank rents, under a non-cancelable lease, two of its banking facilities. The initial term of the lease for 615 Church Street is for five years with an additional renewal term of five years. The Bank chose to accept the additional renewal period of 5 years and has 3.5 years remaining on this lease.

The Bank entered into a lease agreement for 828 Main Street with Jamesview Investments, LLC of which a Board member is a 33% owner. The initial term of the lease is 10 years with two five year renewal options for a total of 20 years. The Bank has 18.5 years remaining on this lease. The total expense to be incurred by the Bank over the course of the lease, including options to extend, is $1,837. There are no amounts outstanding as of December 31, 2005.

Rental expenses under operating leases were $216 and $125 for the years ended December 31, 2005 and 2004, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(In thousands, except share and per share data)

Note 16 – Contingent liabilities (continued)

The current minimum annual rental commitments under the non-cancelable leases in effect at December 31, 2004 are as follows:

Year Ending	Amount
2006	$252
2007	242
2008	247
2009	215
2010	219
Thereafter	1,019

$2,194

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

December 31, 2005 and 2004

(In thousands, except share and per share data)

Note 17 - Financial instruments with off-balance-sheet risk (continued)

Financial instruments whose contract amounts represent credit risk are as follows:

	Contract Amounts at December 31
	2005	2004
Commitments to extend credit	$33,363	$30,344

Standby letters of credit	$2,555	$1,926

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

The Bank maintains a significant portion of its cash balances with one financial institution. Accounts at this institution are secured by the Federal Deposit Insurance Corporation up to $100. Uninsured balances were approximately $781 and $829 at December 31, 2005 and 2004, respectively.

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

December 31, 2005 and 2004

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

Commitments to extend credit and standby letters of credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not material at December 31, 2005 and 2004, and as such, the related fair values have not been estimated.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(In thousands, except share and per share data)

Note 19 – Disclosures about fair values of financial instruments (continued)

The carrying amounts and approximate fair values of the Bank’s financial instruments are summarized as follows:

	December 31, 2005		December 31, 2004
	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$4,993	$4,993	$3,980	$3,980
Federal funds sold & repos	4,243	4,243	—	—
Securities

Available for sale	16,420	16,420	10,912	10,912

Held to maturity	7,499	7,367	8,999	9,046

Loans, net	155,480	154,948	140,272	139,904

Total financial assets	$188,635	$187,971	$164,163	$163,842

Financial liabilities
Deposits	$173,956	$171,999	$153,834	$151,399
Federal funds purchased & repos	6,957	6,957	4,258	4,258

Total financial liabilities	$180,913	$178,956	$158,092	$155,657

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(In thousands, except share and per share data)

Note 20 – Subsequent event

On January 17, 2006, the Board of Directors of Bank of the James Financial Group, Inc. declared a 25% stock split effected in the form of a dividend to its shareholders of record on January 10, 2006. The stock dividend was paid on March 10, 2006 and increased outstanding shares of common stock from 1,601,047 to 2,001,309. All per share amounts have been retroactively adjusted to reflect this dividend.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The primary focus of this statement is on accounting for transactions in which an entity obtains employee services in exchange for share-based payment transactions. This Statement is effective for the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123R will be adopted by the Company January 1, 2006. Based on the unvested options outstanding at December 31, 2005, the Company expects that the adoption of SFAS 123R will result in additional before tax compensation expense of $90,032 during 2006. At this time, no additional awards have been planned that would create a material impact on before tax compensation expense during 2007. Therefore, based on information available at this time, the additional before tax compensation expense during 2007 is estimated at $0.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. This Statement amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, and is based on the principle that exchanges on nonmonetary assets should be measured based on the fair value of the assets exchanged. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FAS No. 153 is not expected to have a material impact on the consolidated financial statements of the Company.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material impact on the consolidated financial statements of the Company.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(In thousands, except share and per share data)

Note 21 - Impact of Recently Issued Accounting Standards (continued)

In November 2005, the FASB issued Staff Position (FSP) No. FAS 115-1 and FAS 124-1, The Meaning of Other Than Temporary Impairment and its Application to Certain Investments. FSP 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of the impairment loss. This Staff Position is effective for periods beginning after December 15, 2005 with earlier application permitted. Implementation of this guidance is not expected to have a material impact on the consolidated financial statements of the Company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of Financial’s management, including its principal executive officer and principal financial officer, of the effectiveness of Financial’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2005. Based on this evaluation, Financial’s principal executive officer and principal financial officer have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective.

As previously reported in a the Form 10-KSB/A filed on December 21, 2005, the Company restated certain portions of its audited consolidated financial statements as of December 31, 2003 and 2004 to properly account for the treatment of certain stock dividends paid in 2005 and 2004. In its financial statements included in the Form 10-KSB for the year ended December 31, 2004, the Company inadvertently failed to give retroactive effect to two stock dividends. This resulted in the Company understating the number of outstanding shares of common stock for 2003 and 2004 (which caused a miscalculation of earnings per share) and the failure to properly reclassify a portion of the Company’s retained earnings as additional paid-in capital for 2003. The restatement did not affect reported net income or total stockholders’ equity for any year.

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

Except as set forth herein, there were no changes in the Company’s internal control over financial reporting in the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Part of the response to this Item will be included in the information set forth under the headings “Election of Directors,” “Executive Officers Who Are Not Directors,” “Corporate Governance and the Board of Directors and its Committees – Audit Committee,” and “Section 16(a) Beneficial Ownership

Reporting Compliance” in the Bank’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders, which Proxy Statement will be filed with the Federal Reserve Board within 120 days of the end of the Bank’s 2005 fiscal year (the “2006 Proxy Statement”), and such information is hereby incorporated by reference.

Financial had adopted a code of ethics that applies to Financial’s directors, executive officers (including the principal financial officer, principal accounting officer or controller, or persons performing similar functions), and senior officers. The code of ethics has been posted under the “Investor Relations” section on Financial’s website: www.bankofthejames.com.

Item 10. Executive Compensation.

The response to this Item will be included in the information set forth under the headings “Executive Compensation,” “Stock Option Plan,” “Option Grants During Year Ended December 31, 2005,” “Fiscal Year End Option Values,” and “Compensation and Other Employment Agreements” in the 2006 Proxy Statement and such information is hereby incorporated by reference.

Item 11. Security Ownership of Management.

Security Ownership of Management

The response to this Item will be included in the information set forth under the heading “Security Ownership of Management” in the 2006 Proxy Statement and is hereby incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The response to this Item will be included in the information set forth under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2006 Proxy Statement and is hereby incorporated by reference.

Item 12. Certain Relationships and Related Transactions.

The response to this Item will be included in the information set forth under the heading “Transactions with Management” in the 2006 Proxy Statement and is hereby incorporated by reference.

Item 13. Exhibits.

(a) The following exhibits are filed as part of this Form 10-KSB:

No.	Description
3.1	Articles of Incorporation of Bank of the James Financial Group, Inc.*

3.2	Bylaws of Bank of the James*

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc.**

10.2	1999 Bank of the James Stock Option Plan***

10.3	Lease Agreement Between W.C. English, Inc. and Bank of the James**

10.6	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003**

21.1	List of Subsidiaries

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

*	Financial hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, Financial’s Form 8-K filed with the Securities Exchange Commission on January 12, 2004.
**	Financial hereby incorporates by reference the exhibit of identical index number filed with, and made a part of, Financial’s Form 10-KSB filed the Securities Exchange Commission on March 26, 2004.
***	Financial hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, the Registration Statement of Bank of the James on Form 10-SB filed with the Federal Reserve Board on April 18, 2000.

(b) During the quarter ended December 31, 2005, Financial filed the following Current Reports on Form 8-K

Date Filed	Items Reported
October 24, 2005	Disclosure of Financial’s financial performance for Financial’s third quarter ended September 30, 2005 and accompanying press release.

November 7, 2005	Disclosure of change in certifying accountant from Cherry, Bekaert & Holland, L.L.P. to Yount, Hyde & Barbour, P.C.

November 21, 2005	Announcing the death of Ronald V. Dolan, member of the board of directors

November 23, 2005	Amendment to 8-K regarding disclosure of change in certifying accountant from Cherry, Bekaert & Holland, L.L.P. to Yount, Hyde & Barbour, P.C.

December 21, 2005	Announcing appointment of William C. Bryant III to board of directors

Item 14. Principal Accountant Fees and Services.

The response to this Item will be included in the information set forth under the heading “Independent Public Accountants” in the 2006 Proxy Statement and is hereby incorporated by reference.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

BANK OF THE JAMES FINANCIAL GROUP, INC.

/S/ Robert R. Chapman, III
Date: March 21, 2006	Robert R. Chapman III., President

/S/ J. Todd Scruggs
Date: March 21, 2006	J. Todd Scruggs, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 21, 2006.

Signature	Capacity

/s/ Robert R. Chapman III Robert R. Chapman III	President (Principal Executive Officer) and Director

/s/ J. Todd Scruggs J. Todd Scruggs	Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Kenneth S. White Kenneth S. White	Director, Chairman

/s/ Lewis C. Addison Lewis C. Addison	Director

/s/ William C. Bryant III William C. Bryant III	Director

Donna Schewel Clark	Director

Watt R. Foster, Jr.	Director

/s/ Donald M. Giles Donald M. Giles	Director

/s/ James R. Hughes, Jr. James R. Hughes, Jr.	Director

/s/ Augustus A. Petticolas, Jr. Augustus A. Petticolas, Jr.	Director

/s/ Thomas W. Pettyjohn, Jr. Thomas W. Pettyjohn, Jr	Director

/s/ Richard R. Zechini Richard R. Zechini	Director

EXHIBIT INDEX

No.	Description
3.1	Articles of Incorporation of Bank of the James Financial Group, Inc.*

3.2	Bylaws of Bank of the James*

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc.**

10.2	1999 Bank of the James Stock Option Plan***

10.3	Lease Agreement Between W.C. English, Inc. and Bank of the James**

10.6	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003**

21.1	List of Subsidiaries

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

*	Financial hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, Financial’s Form 8-K filed with the Securities Exchange Commission on January 12, 2004.
**	Financial hereby incorporates by reference the exhibit of identical index number filed with, and made a part of, Financials Form 10-KSB filed the Securities Exchange Commission on March 26, 2004.
***	Financial hereby incorporates by reference to the exhibit of identical index number filed with, and made a part of, the Registration Statement of Bank of the James on Form 10-SB filed with the Federal Reserve Board on April 18, 2000.