Form 10QSB
period 2006-03-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2006-05-12
CIK 1275101

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,007,731 shares of Common Stock, par value $2.14 per share, were outstanding at May 11, 2006.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

PART 1 – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiary

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts)

	(unaudited) 3/31/2006	(audited) 12/31/2005
Assets
Cash and due from banks	$7,581	$4,993
Federal funds sold	1,347	4,243

Total cash and cash equivalents	8,928	9,236

Securities held-to-maturity	7,498	7,499
Securities available-for-sale	16,106	16,420
Loans, net	161,901	155,480
Premises and equipment, net	5,285	4,896
Community Banker’s Bank stock	56	56
Federal Reserve Bank stock	351	351
Federal Home Loan Bank stock	392	342
Interest receivable	1,007	1,076
Deferred tax asset	451	219
Other real estate owned	375	—
Other assets	266	277

Total Assets	$202,616	$195,852

Liabilities and stockholders’ equity

Deposits
Noninterest bearing demand	$29,918	$26,186
NOW, money market and savings	54,467	51,713
Time	95,706	96,057

Total deposits	180,091	173,956

Income taxes payable	196	61
Interest payable	162	148
Repurchase agreements	7,033	6,957
Other liabilities	169	55

Total liabilities	$187,651	$181,177

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 2,003,764 as of March 31, 2006 and 2,001,309 shares as of December 31, 2005	4,288	4,269
Additional paid-in-capital	7,444	7,424
Accumulated other comprehensive (loss)	(346)	(241)
Retained earnings	3,579	3,223

Total stockholders’ equity	$14,965	$14,675

Total liabilities and stockholders’ equity	$202,616	$195,852

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiary

Consolidated Statements of Operation

Three Months Ended March 31, 2006 and 2005

(dollar amounts in thousands, except per share amount) (unaudited)

	3/31/2006	3/31/2005
Interest Income
Loans	$3,051	$2,446
Federal Funds Sold	7	14
Securities
US Government and agency obligations	251	194
Other	33	16

Total interest income	3,342	2,670

Interest Expense
Federal Funds Purchased	14	5
Reverse Repurchase Agreements	34	8
Deposits
NOW, money market & savings	227	282
Time Deposits	933	466

Total interest expense	1,208	761

Net interest income	2,134	1,909

Provision for loan losses	218	175

Net interest income after provision for loan losses	1,916	1,734

Other operating income
Service charges, fees, commissions	449	456
Gain on sale of securities	—	5

Total other operating income	449	461

Other operating expenses
Salaries and employee benefits	911	792
Occupancy	143	125
Equipment	195	187
Supplies	70	73
Outside expenses	234	215
Marketing	77	58
Credit expense	42	49
Other	141	177

Total other operating expenses	1,813	1,676

Income before income taxes	552	519
Income tax (expense)	(196)	(176)

Net Income	$356	$343

Income per common share – basic	$0.18	$0.18

Income per common share – diluted	$0.17	$0.17

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Three months ended March 31, 2006 and 2005

(dollar amount in thousands, except per share amounts) (unaudited)

	3/31/2006	3/31/2005
Cash flows from operating activities
Net Income	$356	$343
Adjustments to reconcile net income to net cash provided by operating activities

Depreciation	145	151
Net amortization and accretion of premiums and discounts on securities	17	23
Gain on call of held to maturity securities	—	(5)
Provision for loan losses	218	175
(Increase) decrease in interest receivable	69	89
(Increase) decrease in other assets	(542)	(457)
Increase (decrease) in income taxes payable	135	177
Increase (decrease) in interest payable	14	28
Increase (decrease) in other liabilities	114	20

Net cash provided by operating activities	$526	$544

Cash flows from investing activities
Purchases of securities held to maturity	—	(3,011)
Proceeds from maturities and calls of securities held to maturity	—	4,500
Purchases of securities available for sale	—	(7,971)
Proceeds from maturities and calls of securities available for sale	139	4,573
Purchases of Federal Home Loan Bank stock	(50)	(52)
Origination of loans, net of principal collected	(6,670)	(2,812)
Recoveries on loans charged off	31	6
Purchases of premises and equipment	(534)	(240)

Net cash used in investing activities	$(7,084)	$(5,007)

Cash flows from financing activities
Net increase in deposits	6,135	8,772
Net increase (decrease) in federal funds purchased	—	(999)
Net increase in repurchase agreements	76	(223)
Stock compensation expense	25	—
Proceeds from exercise of stock options	14	320

Net cash provided by financing activities	$6,250	$7,870

Increase (decrease) in cash and cash equivalents	(308)	3,407
Cash and cash equivalents at beginning of period	$9,236	$3,980

Cash and cash equivalents at end of period	$8,928	$7,387

Non cash transactions
Additions to other real estate owned	$375	$182

Cash transactions
Cash paid for interest	$1,222	$789
Cash paid for income taxes	239	—

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiary

March 31, 2006 and 2005

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three month period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information are contained in Financial’s Annual Report on Form 10-KSB for the year ended December 31, 2005. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2005 included in Financial’s Annual Report on Form 10-KSB. Results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Note 3 – Earnings Per Share

For the quarters ended March 31, 2006 and 2005, basic earnings per share has been computed based upon the weighted average common shares outstanding of 2,002,993 and 1,948,880, respectively. All earnings per share amounts have been adjusted to reflect the 25% stock dividend paid by Financial in March 2006 as well as all prior stock dividends.

Currently, only the option shares granted to certain officers and employees of Financial pursuant to the Amended and Restated Stock Option Plan of Financial are considered dilutive under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following is a summary of the earnings per share calculation for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005
Net income	$356,000	$343,000

Weighted average number of shares	2,002,993	1,948,880
Options affect of incremental shares	135,672	104,164

Weighted average diluted shares	2,138,665	2,053,044

Basic EPS (weighted avg shares)	$0.18	$0.18

Diluted EPS (Including Option Shares)	$0.17	$0.17

Note 4 - Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Prior to January 1, 2006, no compensation expense was recognized by the Company for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant. The Company has not issued any restricted stock.

As a result of adopting SFAS 123R on January 1, 2006, the amount of stock-based compensation included within the non-interest expense category for the three months ended March 31, 2006 is $25,000 which impacted basic and diluted earnings per share by $0.01 for the three months ended March 31, 2006.

The following illustrates the effect on net income and earnings per share if the Company had applied the fair value method of Statement of Financial Accounting Standards (SFAS) No, 123, “Accounting for Stock-Based Compensation (SFAS 123), prior to January 1, 2006:

Three months Ended March 31, 2005
Net Income:
As reported	$343
Deduct: total stock-based compensation cost determined under the fair value method, net of tax	34

Pro forma	$309

Basic earnings per share:
As reported	$0.18
Pro forma	$0.18
Diluted earnings per share:
As reported	$0.17
Pro forma	$0.17

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three month period ended March 31, 2005: dividend yield of 0%, expected volatility of 10%, a risk-free interest rate of 4.08%, and expected lives of 7 years.

During 2006, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions.

Stock option plan activity for the three months ended March 31, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In-The-Money Options*
Options outstanding, January 1, 2006	325,051	$10.35
Granted	—	—
Exercised	(2,269)	6.24
Forfeited	(626)	15.20

Options outstanding, March 31, 2006	322,156	10.35	7.10	$3,107,470

Options exercisable, March 31, 2006	295,161	$10.08	6.96	$2,927,308

*	Based on closing price of BOJF common stock on March 31, 2006

The total approximate value of in-the-money options exercised during the first three months ended March 31, 2006 was $31,000. As of March 31, 2006 there was approximately $65,000 of total unrecognized compensation expense related to non vested option awards which will be recognized over the remaining service period.

Note 5 – Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement 140” (Statement 156). Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities. Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements.

The Company does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact.

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

GENERAL

Critical Accounting Policies

Bank of the James Financial Group, Inc.’s (Financial) financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss ratios as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use in estimating risk. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

Financial declared a 25% stock dividend on January 17, 2006, which dividend was payable to shareholders of record as of February 10, 2006 and was paid on March 10, 2006.

Financial had no business until January 1, 2004 when it acquired the common stock of the Bank. As of the date hereof, the business of Financial consists of the ownership of the capital stock of the Bank and of BOTJ Investment Group, Inc. (“BOTJIG”), Financial’s two wholly-owned subsidiaries.

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

BOTJIG is a corporation that was incorporated under the laws of the Commonwealth of Virginia in 2006. Effective April 4, 2006, BOTJIG began providing securities brokerage services to Bank customers and others. BOTJIG provides the Services through an agreement with Community Bankers’ Securities, LLC (“CB Securities”), a registered broker-dealer. Under this agreement, CB Securities will operate service centers in one or more branches of the Bank. The centers will be staffed by a dual employee of BOTJIG and CB Securities. BOTJIG receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. As of the date hereof, BOTJIG has been open for approximately one month and its financial impact on the consolidated financials of the Company has been immaterial. Although management cannot predict the financial impact of BOTJIG with certainty, management anticipates that the impact will be minimal in 2006. In addition, BOTJIG has purchased 4.96% of CBS Holdings, LLC for $10,000. CBS Holdings has an option to purchase CB Securities.

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

The Bank currently serves its customers through the following six full service offices: the main office located at 828 Main Street in Lynchburg (opened October 25, 2003) (the “Main Street Office”), a branch located at 615 Church Street in Lynchburg (opened July 22, 1999), a branch located at 5204 Fort Avenue in Lynchburg (opened November 13, 2000), a branch located on South Amherst Highway in Amherst County (the “Madison Heights Branch”) (opened June 4, 2002), a branch located at 17000 Forest Road in Forest (the “Forest Branch”) (opened February 4, 2005); and a branch located at 4935 Boonsboro Road, Suite C in Lynchburg (the “Boonsboro Branch”) (opened April 11, 2006). In addition, the Bank, through its mortgage division, originates residential mortgage loans through two offices—one located at the Forest Branch and the other located at 1027 Water Wheel Drive in Moneta (opened July, 2005).

The Bank continuously evaluates locations for additional branches and will consider opening one or more additional branches in the next twelve months if suitable location(s) are found and acquired. Subject to regulatory approval, the Bank anticipates opening additional branches during the next two fiscal years. The Bank currently is considering the following properties for expansion:

•	The Town of Amherst, Virginia. On December 21, 2005, the Bank purchased certain improved real property located at 164 South Main St. in the Town of Amherst, Virginia. The property previously has served as a bank branch for other banking institutions. The Bank anticipates that renovations on this property will begin during the third quarter of 2006 and intends to apply for approval to open this branch in the fourth quarter of 2006.

•	Timberlake Road Area, Campbell County (Lynchburg), Virginia. The Bank has purchased certain real property located at the intersection of Turnpike and Timberlake Roads, Campbell County, Virginia. The Bank will evaluate the feasibility of using the current structures on the property as a bank branch. The Bank does not anticipate requesting approval to open a branch at this location prior to 2008.

•	City of Bedford, Virginia. The Bank has an option to purchase certain property located in the City of Bedford, Virginia. The Bank is evaluating the feasibility of this property as a location on which to open a branch. If the Bank exercises this option, it does not anticipate requesting approval to open a branch at this location prior to 2008.

•	Moneta, Virginia. The Bank has entered into negotiations to purchase unimproved real estate located at 14694 Moneta Road, Moneta, Virginia, which parcel contains approximately 1.287 acres. The purchase price for this property is expected to be $700,000. Subject to closing of the property, the Bank anticipates relocating the Moneta office of the mortgage division to this location in the fall of 2006. The Bank will consider opening a branch at this location within the next five years.

•	Additional Location. The Bank has evaluated several other locations that may be suitable for additional branches. The Bank has conducted extensive negotiations concerning the possible purchase of one location and the possible lease of another. To date, the Bank has not entered into binding agreements for either location.

Although the Bank cannot predict with certainty the financial impact of each new branch, management generally anticipates that each new branch will become profitable within 12 to 18 months of operation.

Except as set forth herein, the Bank does not expect to purchase any significant property or equipment in the upcoming 12 months.

Future branch openings are subject to regulatory approval.

The following discussion represents management’s discussion and analysis of the financial condition and results of operations of Financial as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006. It should be read in conjunction with the condensed financial statements included elsewhere herein.

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

March 31, 2006
Commitments to extend credit	$37,158,000
Letters of Credit	2,528,000

Total:	$39,686,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on the Bank’s credit evaluation of the customer.

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comparison of the financial condition and operating results between March 31, 2006 and December 31, 2005, as applicable, should be read in the context of the length of time for which the Bank has been operating. The Bank began operations on July 22, 1999, opened its second location in November, 2000, opened its mortgage division in April, 2001, opened its third location in June, 2002, opened its fourth location in February, 2005, and opened its fifth location in October, 2005.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

March 31, 2006 as Compared to December 31, 2005

Total assets were $202,616,000 on March 31, 2006 compared with $195,852,000 at December 31, 2005. This increase in total assets can be attributed to deposit growth, particularly the continued growth of the Forest Branch, the Madison Heights Branch, and the Main Street Office. Total deposits grew from $173,956,000 for the year ended December 31, 2005 to $180,091,000 on March 31, 2006, an increase of 3.53%. In addition, the Bank’s effort to increase non-FDIC insured sweep accounts (repurchase agreements) resulted in an increased balance in these accounts to $7,033,000 on March 31, 2006 from $6,957,000 on December 31, 2005.

The increase in total assets is due in part to an increase in deposits resulting from an increase in rates (as a result of the increasing rate environment) that the Bank offers on its deposit products, the addition of new lenders, and the Bank’s reputation for service. Loans, net of unearned income and allowance, increased to $161,901,000 on March 31, 2006 from $155,480,000 on December 31, 2005. Total loans increased to $163,866,000 on March 31, 2006 from $157,257,000 on December 31, 2005. The following summarizes the composition of the Bank’s loan portfolio as of the dates indicated (dollar amounts in thousands):

	March 31, 2006		December 31, 2005
	Amount	Percentage	Amount	Percentage
Commercial	$30,253	18.46%	$30,853	19.62%
Real estate construction	29,095	17.76%	27,303	17.36%
Real estate mortgage	82,167	50.14%	78,058	49.64%
Consumer	22,141	13.51%	21,043	13.38%
Other	210	0.13%	—	0%

Total loans	$163,866	100.00%	$157,257	100.00%

Non accrual loans increased to $487,000 on March 31, 2006 from $261,000 on December 31, 2005. This increase was due primarily to the reclassification of several real estate loans, including one loan in the amount of approximately $120,000 that since has been paid in full.

Cash and cash equivalents decreased to $8,928,000 on March 31, 2006 from $9,236,000 on December 31, 2005. This decrease is a result of routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, both of which are subject to fluctuations, and will contribute to variations in cash and cash equivalents.

Securities held-to-maturity decreased to $7,498,000 on March 31, 2006 from $7,499,000 on December 31, 2005. Securities available-for-sale decreased to $16,106,000 on March 31, 2006 from

$16,420,000 on December 31, 2005. The following table summarizes the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of March 31, 2006 and December 31, 2005 (amounts in 000’s):

	Amortized Costs	Gross Unrealized		Fair Value
		Gains	(Losses)
Securities—March 31, 2006
Held to Maturity
US Gov’t & agency obligations	$7,498	$—	$(207)	$7,291

Available for Sale
US Gov’t & agency obligations	$14,027	$—	$(437)	$13,590
Mortgage-backed securities	$2,603	$—	$(87)	$2,516

	$16,630	$—	$(524)	$16,106

	Amortized Costs	Gross Unrealized		Fair Value
		Gains	(Losses)
Securities—December 31, 2005
Held to Maturity
US Gov’t & agency obligations	$7,499	$9	$(141)	$7,367

Available for Sale
US Gov’t & agency obligations	$14,039	$—	$(303)	$13,736
Mortgage-backed securities	2,746	2	(64)	2,684

	$16,785	$2	$(367)	$16,420

The Bank did not buy or sell any investment securities during the quarter ended March 31, 2006. The decrease from December 31, 2005 in securities available-for-sale was primarily due the change in fair market value of the securities available-for-sale and regular principal payments from amortizing securities between December 31, 2005 and March 31, 2006.

The following table shows the gross unrealized losses and fair value of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at:

March 31, 2006	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Description of securities
U.S. agency obligations	$8,756	$(234)	$12,125	$(410)	$20,881	$(644)
Mortgage-backed securities	292	(1)	2,224	(86)	2,516	(87)

Total temporarily unimpaired securities	$9,048	$(235)	$14,349	$(496)	$23,397	$(731)

December 31, 2005	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Description of securities
U.S. agency obligations	$16,123	$(337)	$3,971	$(108)	$20,094	$(445)
Mortgage-backed securities	1,724	(32)	647	(31)	2,371	(63)

Total temporarily unimpaired securities	$17,847	$(369)	$4,618	$(139)	$22,465	$(508)

As of March 31, 2006 and December 31, 2005 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions.

Results of Operations

Comparison of the Three Months Ended March 31, 2006

Earnings Summary

Net income for the three months ended March 31, 2006 was $356,000 compared to a net income of $343,000 for the same period in 2005. Basic earnings per common share for both the three months ended March 31, 2006 and March 31, 2005 was $0.18. Fully diluted earnings per common share for the both the three months ended March 31, 2006 and March 31, 2005 was $0.17 All earnings per share amounts have been adjusted to reflect the 25% stock dividend paid by Financial in March 2006 as well as all prior stock dividends. Net income remained constant in large to part due to the hiring of additional personnel necessary to support the Bank’s expansion.

These operating results represent an annualized return on shareholders’ equity of 9.66% for the three months ended March 31, 2006 compared with 10.66% for the same period in 2005. The annualized return on average assets for the three months ended March 31, 2006 was 0.74% compared with 0.81% for the same period in 2005.

Interest Income; Interest Expense; and Net Interest Income

Interest income increased to $3,342,000 for the three months ended March 31, 2006 from $2,670,000 for the same period in 2005. This increase was due to an increase in interest earning assets, including loans and investment securities, as well as an increase in rates paid to the Bank on its interest earning assets. In particular, a significant portion of the Bank’s loan portfolio is invested in variable rate loans, the rates on which have continued to increase in the current rising interest rate environment.

Interest expense increased to $1,208,000 for the three months ended March 31, 2006 from $761,000 for the same period in 2005. This increase in interest expense was primarily due to both an increase in the aggregate balance in interest bearing deposit accounts and, in response to the interest rate increases by Federal Open Market Committee (“FOMC”), an increase in the interest rates paid by the Bank on deposit accounts. In addition, interest expense increased in part because the Bank has increased the interest rates that it offers on certificates of deposit in response both to competition and the FOMC rate increases. The Bank expects this trend to continue during the current fiscal year.

The fundamental source of the Bank’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three months ended March 31, 2006 was $2,134,000 compared with $1,909,000 for the same period in 2005. The net interest margin decreased to 4.65% for the three months ended March 31, 2006 from 4.74% in the same period a year ago. The growth in net interest income for the three months ended March 31, 2006 as compared with the comparable three months in 2005 was due to the increase in average interest-earning assets, which was the result of growth in the loan portfolio funded by the growth in deposits. The Bank increased the rates that it pays on deposit accounts in response to competition and this resulted in a slight decrease in the net interest margin.

Non-Interest Income

Non-interest income, which is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, and the Bank’s ownership interest in a title insurance agency, decreased to $449,000 for the three month periods ended March 31, 2006, from $456,000 (exclusive of $5,000 in income from gain on sale of securities) for the comparable period in 2005.

The Bank, through Bank of the James Mortgage, a Division of Bank of the James (the “Mortgage Division”) originates consumer residential mortgage loans. Through the Mortgage Division, the Bank originates conforming and non-conforming home mortgages in the Region 2000 area, as defined below. As part of the Bank’s overall risk management strategy, all of the loans originated and closed by the Mortgage Division are presold to major national mortgage banking or financial institutions. The Mortgage Division assumes no credit or interest rate risk on these mortgages. In July, 2005, the Mortgage Division opened it second mortgage origination office. This office is located in Moneta and was opened to serve the Smith Mountain Lake market. The Bank anticipates that this office will contribute additional non-interest income during 2006.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2006 was $1,813,000 compared to $1,676,000 for the three months ended March 31, 2005. The increase in non-interest expense can be attributed to increased occupancy expenses, along with an increase in compensation expense related to an increase in the number of employees necessary to accommodate the Bank’s growth and expansion.

Management expects that the Main Street Office and the Boonsboro Road Office will generate interest earning assets to compensate for the costs incurred in opening and operating those branches. Total personnel expense increased to $911,000 for the three month period ended March 31, 2006, from $792,000 for the comparable period in 2005. In addition part of this increase was related to the Company’s adoption as of January 1, 2006 of SFAS 123R requiring the recognition of options expense equal to the fair market value as calculated at the time of then grant. Additional information concerning SFAS 123R is set forth in Note 4 to the Financial Statements. Compensation for some employees of the Mortgage Division is commission-based and therefore subject to fluctuation. This increase was partially offset by a decrease in outside expenses, the majority of which were consulting fees, directly related to compliance with Sarbanes-Oxley (“SOx”). The Bank also had increases in depreciation expense, data processing fees, other operating expenses.

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

Allowance for Loan Losses

The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. The amount added to the allowance for loan loss for the three months ended March 31, 2006 was $218,000 compared with $175,000 for the comparable period in 2005. This increase was due in large part to growth in the loan portfolio and the application of the loan loss calculation for impaired loans. Management believes that the current allowance for loan loss of $1,965,000 (or 1.20% of total loans) at March 31, 2006 is adequate.

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended
	March 31, 2006	March 31, 2005
Balance, beginning of period	$1,777	$1,419
Provision for loan losses	218	175
Loans charged off	(61)	(108)
Recoveries of loans charged off	31	6

Net Charge Offs	(30)	(102)

Balance, end of period	$1,965	$1,492

Income Taxes

For the quarter ended March 31, 2006, the Bank accrued an income tax liability of $196,000 and, based on its 2005 income tax liability, made an estimated income tax payment of $233,000 during the quarter ended March 31, 2006.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Not Applicable

Item 3. Defaults Upon Senior Securities—Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders—Not Applicable

Item 5. Other Information—Not Applicable

Item 6. Exhibits

The following are filed as Exhibits to this Form 10-QSB

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2006

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2006

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 12, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES

Date: May 12, 2006	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President (Principal Executive Officer)

	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2006

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2006

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 12, 2006