Form 10QSB
period 2006-06-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2006-08-10
CIK 1275101

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,013,265 shares of Common Stock, par value $2.14 per share, were outstanding at August 10, 2006.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheet

(dollar amounts in thousands, except per share amounts)

	(unaudited)	(audited)
	6/30/2006	12/31/2005
Assets
Cash and due from banks	$5,744	$4,993
Federal funds sold	3,673	4,243

Total cash and cash equivalents	9,417	9,236

Interest bearing deposits	—	—
Securities held-to-maturity	8,496	7,499
Securities available-for-sale	15,786	16,420
Loans, net (of allowance of $2,006 in 2006 and $1,526 in 2005)	161,949	155,480
Premises and equipment, net	5,411	4,896
Community Banker’s Bank stock	56	56
Federal Reserve Bank stock	351	351
Federal Home Loan Bank stock	392	342
Interest receivable	1,093	1,076
Deferred tax asset	516	219
Other assets	812	277

Total Assets	$204,279	$195,852

Liabilities and stockholders’ equity

Deposits
Noninterest bearing demand	26,401	26,186
NOW, money market and savings	53,933	51,713
Time	101,093	96,057

Total deposits	181,427	173,956

Income taxes payable	49	61
Interest payable	184	148
Repurchase agreements	7,177	6,957
Other liabilities	44	55

Total liabilities	$188,881	$181,177

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 2,013,265 shares as of June 30, 2006 and 2,001,309 shares as of December 31, 2005	4,308	4,269
Additional paid-in-capital	7,655	7,424
Accumulated other comprehensive (loss)	(472)	(241)
Retained earnings	3,907	3,223

Total stockholders’ equity	$15,398	$14,675

Total liabilities and stockholders’ equity	$204,279	$195,852

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statement of Operations

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Interest Income
Loans	$3,199	$2,624	$6,250	$5,070
Federal funds sold	38	12	45	26
Securities
US Government and agency obligations	261	242	512	436
Other	49	33	82	49

Total interest income	3,547	2,911	6,889	5,581

Interest Expense
Federal funds purchased	—	5	14	10
Reverse repurchase agreements	42	18	76	26
Deposits
NOW, money market savings	310	283	537	565
Time deposits	968	583	1,901	1,049

Total interest expense	1,320	889	2,528	1,650

Net interest income	2,227	2,022	4,361	3,931
Provision for loan losses	87	199	305	374

Net interest income after provision for loan losses	$2,140	$1,823	$4,056	$3,557

Other operating income
Service charges, fees, commissions	539	554	988	1,010
Gain on sale of securities	—	1	—	6

Total other operating income	539	555	988	1,016

Other operating expenses
Salaries and employee benefits	1,014	820	1,925	1,612
Occupancy	162	125	305	250
Equipment	212	195	407	382
Supplies	77	65	147	138
Outside expenses	280	225	514	440
Marketing	92	88	169	146
Credit expense	50	57	92	106
Other	131	123	272	262
Sarbanes-Oxley compliance	—	37	—	75

Total other operating expenses	2,018	1,735	3,831	3,411

Income before income taxes	661	643	1,213	1,162
Income tax (expense)	(233)	(219)	(429)	(395)

Net Income	$428	$424	$784	$767

Income per common share—basic	$0.21	$0.21	$0.39	$0.39

Income per common share—diluted	$0.20	$0.20	$0.36	$0.37

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six months ended June 30, 2006 and 2005

(dollar amount in thousands, except per share amounts) (unaudited)

	6/30/2006	6/30/2005
Cash flows from operating activities
Net Income	$784	$767
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	$304	$306
Net amortization and accretion of premiums and discounts on securities	34	46
Gain on sale of available for sale securities	—	(2)
Gain on call of held to maturity securities	—	(5)
Provision for loan losses	305	374
(Increase) decrease in interest receivable	(17)	35
(Increase) in other assets	(713)	(503)
Increase (decrease) in income taxes payable	(12)	3
Increase in interest payable	36	50
(Decrease) in other liabilities	(11)	(58)

Net cash provided by operating activities	$710	$1,013

Cash flows from investing activities
Purchases of securities held to maturity	$(1,000)	$(4,010)
Proceeds from maturities and calls of securities held to maturity	—	4,500
Purchases of securities available for sale	—	(8,968)
Proceeds from maturities and calls of securities available for sale	253	4,709
Proceeds from sale of securities available for sale	—	1,032
Purchases of Federal Home Loan Bank stock	(50)	(52)
Origination of loans, net of principal collected	(6,812)	(11,227)
Recoveries on loans charged off	38	10
Purchases of premises and equipment	(819)	(303)

Net cash used in investing activities	$(8,390)	$(14,309)

Cash flows from financing activities
Net increase in deposits	$7,471	$12,518
Net (decrease) in federal funds purchased	—	(574)
Net increase in repurchase agreements	220	1,464
Stock compensation expense	51	—
Proceeds from exercise of stock options	119	320

Net cash provided by financing activities	$7,861	$13,728

Increase in cash and cash equivalents	181	432
Cash and cash equivalents at beginning of period	$9,236	$3,980

Cash and cash equivalents at end of period	$9,417	$4,412

Non cash transactions
Additions to other real estate owned	$560	$182
Fair value adjustment for securities available for sale	(350)	(13)

Cash transactions
Cash paid for interest	$2,564	$1,700
Cash paid for taxes	375	395

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

June 30, 2006 and 2005

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three and six months period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information are contained in Financial’s Annual Report on Form 10-KSB for the year ended December 31, 2005. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2005 included in Financial’s Annual Report on Form 10-KSB. Results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Note 3 – Earnings Per Share

For the quarters ended June 30, 2006 and 2005, basic earnings per share has been computed based upon the weighted average common shares outstanding of 2,009,790 and 2,000,585, respectively. All earnings per share amounts have been adjusted to reflect the 25% stock dividend paid by Financial in March 2006 as well as all prior stock dividends.

Currently, only the option shares granted to certain officers and other employees of Financial and its subsidiaries pursuant to the Amended and Restated Stock Option Plan of Financial are considered dilutive under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following is a summary of the earnings per share calculation for the three and six months ended June 30, 2006 and 2005.

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

June 30, 2006 and 2005

Notes to Unaudited Consolidated Financial Statements

	Three months ended		Year to date
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$428,000	$424,000	$784,000	$767,000
Weighted average number of shares	2,009,790	2,000,585	2,006,410	1,974,875
Options affect of incremental shares	150,461	99,720	141,562	101,958
Weighted average diluted shares	2,160,250	2,100,305	2,147,972	2,076,833

Basic EPS (weighted avg shares)	$0.21	$0.21	$0.39	$0.39

Diluted EPS (Including Option Shares)	$0.20	$0.20	$0.36	$0.37

Note 4—Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Financial adopted SFAS 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Prior to January 1, 2006, no compensation expense was recognized by Financial for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant. Financial has not issued any restricted stock.

As a result of adopting SFAS 123R on January 1, 2006, the amount of stock-based compensation included within the non-interest expense category for the six months ended June 30, 2006 is $51,000 which impacted basic and diluted earnings per share by $0.025 for the six months ended June 30, 2006.

Bank of the James Financial Group, Inc. and Subsidiaries

June 30, 2006 and 2005

Notes to Unaudited Consolidated Financial Statements

The following illustrates the effect on net income and earnings per share if Financial had applied the fair value method of Statement of Financial Accounting Standards (SFAS) No, 123, “Accounting for Stock-Based Compensation (SFAS 123), prior to January 1, 2006:

Six months Ended June 30, 2005
Net Income:
As reported	$767
Deduct: total stock-based compensation cost determined under the fair value method, net of tax	68

Pro forma	$699

Basic earnings per share:
As reported	$0.39
Pro forma	$0.35
Diluted earnings per share:
As reported	$0.37
Pro forma	$0.33

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the six month period ended June 30, 2005: dividend yield of 0%, expected volatility of 10%, a risk-free interest rate of 4.08%, and expected lives of 7 years.

During 2006, Financial took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions.

Stock option plan activity for the six months ended June 30, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In-The- Money Options
Options outstanding, January 1, 2006	325,051	$10.35
Granted	2,300	19.83
Exercised	(11,770)	10.08
Forfeited	(1,563)	14.08

Options outstanding, June 30, 2006	314,018	10.40	6.86	$3,173,050

Options exercisable, June 30, 2006	287,535	$10.06	6.70	$3,000,495

The total approximate value of in-the-money options exercised during the first six months ended June 30, 2006 was $123,000. As of June 30, 2006 there was approximately $62,000 of total unrecognized compensation expense related to non vested option awards which will be recognized over the remaining service period.

Bank of the James Financial Group, Inc. and Subsidiaries

June 30, 2006 and 2005

Notes to Unaudited Consolidated Financial Statements

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

Financial does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact.

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

Financial had no business until January 1, 2004 when it acquired the common stock of the Bank. As of the date hereof, the business of Financial consists of the ownership of the capital stock of two wholly-owned subsidiaries, the Bank and of BOTJ Investment Group, Inc. (“BOTJIG”). Financial conducts its business through the following three business segments: community banking through the Bank, mortgage origination through the Mortgage Division of the Bank, and securities brokerage services through BOTJIG.

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

BOTJIG is a corporation that was incorporated under the laws of the Commonwealth of Virginia in 2006. Effective April 4, 2006, BOTJIG began providing securities brokerage services to Bank customers and others. BOTJIG provides the Services through an agreement with Community Bankers’ Securities, LLC (“CB Securities”), a registered broker-dealer. Under this agreement, CB Securities will operate service centers in one or more branches of the Bank. The centers will be staffed by a dual employee of BOTJIG and CB Securities. BOTJIG receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. As of the date hereof, BOTJIG has been conducting business for approximately four months and its financial impact on the consolidated financials of the Company has been immaterial. Although management cannot predict the financial impact of BOTJIG with certainty, management anticipates that the impact will be minimal in 2006. In addition, BOTJIG has purchased 4.96% of CBS Holdings, LLC for $10,000. CBS Holdings has an option to purchase CB Securities.

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

The Bank continuously evaluates locations for additional branches and will consider opening one or more additional branches in the next twelve months if suitable location(s) are found and acquired. Subject to regulatory approval, the Bank anticipates opening additional branches during the next two fiscal years. The Bank currently is considering the following properties for expansion:

•	The Town of Amherst, Virginia. On December 21, 2005, the Bank purchased certain improved real property located at 164 South Main St. in the Town of Amherst, Virginia. The property previously has served as a bank branch for other banking institutions. The Bank anticipates that renovations on this property will begin during the third quarter of 2006 and intends to apply for approval to open this branch in the fourth quarter of 2006.

•	Timberlake Road Area, Campbell County (Lynchburg), Virginia. The Bank has purchased certain real property located at the intersection of Turnpike and Timberlake Roads, Campbell County, Virginia. The Bank will evaluate the feasibility of using the current structures on the property as a bank branch. The Bank does not anticipate requesting approval to open a branch at this location prior to 2008.

•	City of Bedford, Virginia. The Bank has an option to purchase certain property located in the City of Bedford, Virginia. The Bank is evaluating the feasibility of this property as a location on which to open a branch. If the Bank exercises this option, it does not anticipate requesting approval to open a branch at this location prior to 2008.

•	Moneta, Virginia. The Bank has entered into a contract to purchase real estate located at 14694 Moneta Road, Moneta, Virginia, which parcel contains approximately one (1) acre for $700,000. Subject to closing on the property, the Bank anticipates relocating the Moneta office of the mortgage division to this location in the fall of 2006 or soon thereafter. The Bank will consider opening a branch at this location within the next five years.

•	Additional Locations. The Bank will continue to evaluate additional locations that may be suitable for future branches. To date, the Bank has not entered into binding agreements for any additional locations other than those mentioned above.

Although the Bank cannot predict with certainty the financial impact of each new branch, management generally anticipates that each new branch will become profitable within 12 to 18 months of operation.

Except as set forth herein, the Bank does not expect to purchase any significant property or equipment in the upcoming 12 months.

Future branch openings are subject to regulatory approval.

The following discussion represents management’s discussion and analysis of the financial condition and results of operations of Financial as of June 30, 2006 and December 31, 2005 and for the three months ended June 30, 2006. It should be read in conjunction with the financial statements included elsewhere herein.

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

June 30, 2006
Commitments to extend credit	$42,017,000
Letters of Credit	300,100

Total	$42,317,100

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comparison of the financial condition and operating results between June 30, 2006 and December 31, 2005, as applicable, should be read in the context of the length of time for which the Bank has been operating. The Bank began operations on July 22, 1999, opened its second location in November, 2000, opened its mortgage division in April, 2001, opened its third location in June, 2002, opened its fourth location in February, 2005, opened its fifth location in October, 2005, and opened its sixth location in April, 2006.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

June 30, 2006 as Compared to December 31, 2005

Total assets were $204,279,000 on June 30, 2006 compared with $195,852,000 at December 31, 2005. This increase in total assets can be attributed to deposit growth, particularly the continued growth of the Forest Branch, the Madison Heights Branch, and the Main Street Office. Total deposits grew from $173,956,000 for the year ended December 31, 2005 to $181,427,000 on June 30, 2006, an increase of 4.29%. In addition, the Bank’s effort to increase non-FDIC insured sweep accounts (repurchase agreements) resulted in an increased balance in these accounts to $7,177,000 on June 30, 2006 from $6,957,000 on December 31, 2005.

The increase in total assets is due in part to an increase in deposits resulting from an increase in rates (as a result of the increasing rate environment) that the Bank offers on its deposit products, the addition of new lenders, and the Bank’s reputation for service. Loans, net of unearned income and allowance, increased to $161,949,000 on June 30, 2006 from $155,480,000 on December 31, 2005. Total loans increased to $163,955,000 on June 30, 2006 from $157,258,000 on December 31, 2005. The following summarizes the composition of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	June 30, 2006		June 30, 2005		December 31, 2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$30,650	18.69%	$32,524	21.31%	$30,853	19.62%
Real estate construction	27,037	16.49%	25,803	16.90%	26,648	16.95%
Real estate mortgage	83,555	50.97%	70,716	46.33%	78,058	49.63%
Consumer	21,887	13.35%	23,044	15.10%	21,245	13.51%
Other	826	0.50%	554	0.36%	454	0.29%

Total loans	$163,955	100.00%	$152,641	100.00%	$157,258	100.00%

Non accrual loans increased to $552,000 on June 30, 2006 from $261,000 on December 31, 2005. Management has provided for the anticipated losses on these loans in the loan loss reserve. The increase in other real estate owned resulted from the Bank’s purchase (either at foreclosure or by deed in lieu of foreclosure) of two single family residences following default on the underlying notes. The Bank anticipates that any loss on the sale of these properties will not have a material impact on the Bank’s financial condition.

Cash and cash equivalents increased to $9,417,000 on June 30, 2006 from $9,236,000 on December 31, 2005. This increase is a result of routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, both of which are subject to fluctuations, and will contribute to variations in cash and cash equivalents.

Securities held-to-maturity increased to $8,496,000 on June 30, 2006 from $7,499,000 on December 31, 2005. Securities available-for-sale decreased to $15,786,000 on June 30, 2006 from $16,420,000 on December 31, 2005.

The following table summarizes the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of June 30, 2006 and December 31, 2005 (amounts in 000’s):

		June 30, 2006
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	Losses
Held to Maturity
U.S. agency obligations	$8,496	$—	$(376)	$8,120

Available-for-sale
U.S. agency obligations	$14,015	$—	$(593)	$13,422
Mortgage—backed securities	2,486	—	(122)	2,364

	$16,501	$—	$(715)	$15,786

		December 31, 2005
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	Losses
Held to Maturity
U.S. agency obligations	$7,499	$9	$(141)	$7,367

Available-for-sale
U.S. agency obligations	$14,039	$—	$(303)	$13,736
Mortgage—backed securities	2,746	2	(64)	2,684

	$16,785	$2	$(367)	$16,420

The decrease from December 31, 2005 in securities available-for-sale was primarily due to the change in fair market value of the securities available-for-sale and regular principal payments from amortizing securities between December 31, 2005 and June 30, 2006.

The following table shows the gross unrealized losses and fair value of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at:

June 30, 2006	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$8,594	$(395)	$12,948	$(574)	$21,542	$(969)
Mortgage-backed securities	269	(6)	2,095	(116)	2,364	(122)

Total temporarily impaired securities	$8,863	$(401)	$15,043	$(690)	$23,906	$(1,091)

December 31, 2005	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$16,123	$(337)	$3,971	$(108)	$20,094	$(445)
Mortgage-backed securities	1,724	(32)	647	(31)	2,371	(63)

Total temporarily impaired securities	$17,847	$(369)	$4,618	$(139)	$22,465	$(508)

At June 30, 2006, Financial had liquid assets of approximately $25,203,000 in the form of cash, federal funds sold and available-for-sale investments. Management believes that liquid assets were adequate at June 30, 2006. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, the Bank has the ability to purchase federal funds and borrow from the Federal Reserve Bank, if necessary. Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on Financial’s short-term or long-term liquidity.

At June 30, 2006, the Bank had a leverage ratio of 7.86%, a Tier 1 risk-based capital ratio of 9.64% and a total risk-based capital ratio of 10.86%. As of June 30, 2006 and December 31, 2005 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2006 and 2005

Earnings Summary

Net income for the three and six months ended June 30, 2006 was $428,000 and $784,000 respectively, compared to a net income of $424,000 and $767,000 for the same periods in 2005. Basic earnings per common share for the three and six months ended June 30, 2006 were $0.21 and $0.39, respectively, and were unchanged from the same periods ended June 30, 2005. Fully diluted earnings per common share for the three months and six months ended June 30, 2006 were $0.20 and $0.36 compared with $0.20 and $0.37 for the same periods in 2005. All earnings per share amounts have been adjusted to reflect the 25% stock dividend paid by Financial in March 2006 as well as all prior stock dividends. Net income remained constant in large part due to personnel costs associated with Financial’s expansion as well as additional costs associated with opening the Boonsboro Branch and BOTJIG.

These operating results represent an annualized return on shareholders’ equity of 11.30% and 10.49% for the three and six months ended June 30, 2006 compared with 12.56% and 11.63% for the same period in 2005. The annualized return on average assets for the three and months ended June 30, 2006 was 0.85 % and 0.80% compared with 0.94% and 0.87% for the same periods in 2005.

Interest Income; Interest Expense; and Net Interest Income

Interest income increased to $3,547,000 and $6,889,000 for the three and six months ended June 30, 2006 from $2,911,000 and $5,581,000 for the same periods in 2005. This increase was due to an increase in interest earning assets, including loans and investment securities, as well as an increase in rates received by the Bank on its interest earning assets. In particular, a significant portion of the Bank’s loan portfolio is invested in variable rate loans, the rates on which have continued to increase in the current rising interest rate environment.

Interest expense increased to $1,320,000 and $2,528,000 for the three and six months ended June 30, 2006 from $889,000 and $1,650,000 for the same periods in 2005. This increase in interest expense was primarily due to both an increase in the aggregate balance in interest bearing deposit accounts and, in response to the interest rate increases by Federal Open Market Committee (“FOMC”), an increase in the interest rates paid by the Bank on deposit accounts. In addition, interest expense increased in part because the Bank has increased the interest rates that it offers on certificates of deposit in response both to competition and the FOMC rate increases. The Bank expects this trend to continue during the current fiscal year.

The fundamental source of the Bank’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and six months ended June 30, 2006 was $2,227,000 and $4,361,000 compared with $2,022,000 and $3,931,000 the same periods in 2005. The net interest margin decreased to 4.71% and 4.67% for the three and six months ended June 30, 2006 from 4.72% and 4.72% in the same periods a year ago. The growth in net interest income for the three months ended June 30, 2006 as compared with the comparable three months in 2005 was due to the increase in average interest-earning assets, which was the result of growth in the loan portfolio funded by the growth in deposits. The Bank increased the rates that it pays on deposit accounts in response to competition and this resulted in a slight decrease in the net interest margin.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I on page 24.

Non-Interest Income

Non-interest income, which is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, and the Bank’s ownership interest in a title insurance agency, decreased to $539,000 and $988,000 for the three and six month periods ended June 30, 2006, from $555,000 and $1,016,000 (exclusive of $1,000 and $6,000, respectively, in income from gain on sale of securities) for the comparable periods in 2005.

The Bank, through Bank of the James Mortgage, a Division of Bank of the James (the “Mortgage Division”) originates both conforming and non conforming consumer residential mortgage loans in the Region 2000 area.. As part of the Bank’s overall risk management strategy, all of the loans originated and closed by the Mortgage Division are presold to major national mortgage banking or financial institutions. The Mortgage Division assumes no credit or interest rate risk on these mortgages. In July, 2005, the Mortgage Division opened it second mortgage origination office. This office is located in Moneta and was opened to serve the Smith Mountain Lake market. The Bank anticipates that this office will contribute additional non-interest income during 2006. Effective June, 2006, Brian Cash became the manager of the Mortgage Division.

Non-Interest Expense

Non-interest expense for the three and six months ended June 30, 2006 increased to $2,018,000 and $3,831,000 from $1,735,000 and $3,411,000 for the comparable periods in 2005. The increase in non-interest expense can be attributed to increased occupancy expenses, along with an increase in compensation expense related to an increase in the number of employees necessary to accommodate the Bank’s growth and expansion.

Management expects that the Boonsboro Road Office will generate interest earning assets over the next twelve months that will partially compensate for the costs incurred in opening and operating this branch. Total personnel expense increased to $1,014,000 and $1,925,000 for the three and six month periods ended June 30, 2006, from $820,000 and $1,612,000 for the comparable period in 2005. In addition part of this increase was related to the Company’s adoption as of January 1, 2006 of SFAS 123R requiring the recognition of options expense equal to the fair market value as calculated at the time of the grant. Additional information concerning SFAS 123R is set forth in Note 4 to the Financial Statements. Compensation for some employees of the Mortgage Division and BOTJIG is commission-based and therefore subject to fluctuation. The Bank also had increases in depreciation expense, data processing fees, other operating expenses, all of which are related to the growth of the Bank.

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

Allowance for Loan Losses

The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. Based on the application of the loan loss calculation, the Bank provided $87,000 and $305,000 to the allowance for loan loss for the three and six months ended June 30, 2006, respectively, compared to a provision of $199,000 and $374,000 for the comparable periods in 2005. Management believes that the current allowance for loan loss of $2,006,000 (or 1.22% of total loans) at June 30, 2006 is adequate.

The following sets forth the reconciliation of the allowance for loan loss:

	Six months ended
	June 30, 2006	June 30, 2005
Balance, beginning of period	$1,777	$1,419
Provision for loan loses	305	374
Loans charged off	(114)	(278)
Recoveries of loans charged off	38	11

Net charge offs	(76)	(267)

Balance, end of period	$2,006	$1,526

As in prior years, the Bank retained the services of an external loan review firm to examine its loan portfolio in April, 2006. After examination of approximately 70 customer relationships comprising 144 loans totaling $47,600,000 in exposure, or approximately 23.7% of the Bank’s total outstanding loan balances as of March 31, 2006, the results of the external loan review showed the Bank’s loan portfolio to be sound and the credit underwriting practices to be fully satisfactory as compared to peer group institutions.

Income Taxes

For the three and six ended June 30, 2006, Financial had an income tax expense of $233,000 and $429,000, respectively. Based on its 2005 income tax liability, made an estimated income tax payment of $375,000 during the quarter ended June 30, 2006.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Six Months Ended June 30, 2006 and 2005

	2006			2005
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS

Loans, including fees	$161,148	$6,250	7.82%	$144,304	$5,071	7.09%
Federal funds sold	1,905	45	4.76%	2,008	26	2.61%
Securities	24,388	570	4.71%	20,805	470	4.56%
Federal agency equities	719	24	6.73%	598	14	4.72%
CBB equity	56	—	—	56	—	—

Total earning assets	188,216	6,889	7.38%	167,771	5,581	6.71%

Allowance for loan losses	(1,942)			(1,492)
Non-earning assets	12,273			10,939

Total assets	$198,547			$177,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	$24,935	$273	2.21%	$19,401	$87	0.90%
Savings	27,235	263	1.95%	50,620	478	1.90%
Time deposits	98,030	1,902	3.91%	67,367	1,049	3.14%

Total interest bearing deposits	150,200	2,438	3.27%	137,388	1,614	2.37%
Other borrowed funds
Fed funds purchased	562	14	5.02%	624	10	3.23%
Repurchase agreements	6,887	76	2.23%	3,398	26	1.54%
Total interest-bearing liabilities	157,649	2,528	3.23%	141,410	1,650	2.35%

Non-interest bearing deposits	25,414			22,413
Other liabilities	417			100

Total liabilities	183,480			163,923
Stockholders’ equity	15,067			13,295

Total liabilities and Stockholders equity	$198,547			$177,218

Net interest earnings		$4,361			$3,931

Net interest margin			4.67%			4.72%

Interest spread			4.15%			4.36%

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, Financial’s principal executive officer and principal financial officer have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective as of the end of the period covered by this quarterly report to ensure that information required to be disclosed by the Bank in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in Financial’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, Financial’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Bank is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Bank held its annual meeting of shareholders on May 16, 2006 at 4:00 p.m. in Lynchburg, Virginia.

(b)	At the annual meeting, the shareholders elected the following directors:

Lewis C. Addison

William C. Bryant

Watt R. Foster, Jr.

Kenneth S. White

The terms of the following directors continued after the term of the meeting:

Robert R. Chapman III

Donna Schewel Clark

Donald M. Giles

Augustus A. Petticolas, Jr.

Thomas W. Pettyjohn, Jr.

Richard R. Zechini

(c)     In addition to the election of the Directors at the annual meeting, the shareholders voted on the following matter: ratify the selection by the Company of Yount, Hyde & Barbour, P.C., independent public accountants, to audit the financial statements of the Company for the fiscal year ending on December 31, 2006 (“Proposal Two”).

At the annual meeting, the number of votes for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter was as follows:

Proposal One—Election of Directors

Name	Number of Votes Cast For	Number of Votes Against	Number of Abstentions	Number of Broker Non-Votes
Lewis C. Addison	1,400,938	—	2,252	—
William C. Bryant	1,393,625	—	9,565	—
Watt R. Foster, Jr.	1,401,951	—	1,239	—
Kenneth S. White	1,401,951	—	1,239	—

Proposal Two - Ratification of Auditors

Number of Votes Cast For	Number of Votes Against	Number of Abstentions	Number of Broker Non-Votes
1,394,393	4,228	4,569	—

(d)	Not applicable.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

The following are filed as Exhibits to this Form 10-QSB

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2006

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2006

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 10, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: August 10, 2006	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President (Principal Executive Officer)

Date: August 10, 2006	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2006

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2006

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 10, 2006