Form 10QSB
period 2006-09-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2006-11-13
CIK 1275101

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,019,978 shares of Common Stock, par value $2.14 per share, were outstanding at November 13, 2006.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

As of September 30, 2006 and December 31, 2005

(dollar amounts in thousands, except per share amounts)

	September 30, 2006	December 31, 2005
	(unaudited)	(audited)
Assets
Cash and due from banks	$5,055	$4,993
Federal funds sold	—	4,243

Total cash and cash equivalents	5,055	9,236

Securities held-to-maturity, at cost	8,495	7,499
Securities available-for-sale, at fair value	17,995	16,420
Loans, net	174,020	155,480
Premises and equipment, net	5,139	4,781
Software, net	259	115
Community Banker’s Bank stock	56	56
Federal Reserve Bank stock	351	351
Federal Home Loan Bank stock	392	342
Interest receivable	1,188	1,076
Deferred tax asset	384	219
Other assets	1,015	277

Total Assets	$214,349	$195,852

Liabilities and stockholders’ equity

Deposits
Noninterest bearing demand	29,100	26,186
NOW, money market and savings	54,960	51,713
Time	104,607	96,057

Total deposits	188,667	173,956

Federal funds purchased	668	—

Income taxes payable	14	61
Interest payable	224	148
Repurchase agreements	8,461	6,957
Other liabilities	154	55

Total liabilities	$198,188	$181,177

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 2,019,978 shares as of September 30, 2006 and 2,001,309 shares as of December 31, 2005	4,323	4,269
Additional paid-in-capital	7,732	7,424
Accumulated other comprehensive (loss)	(217)	(241)
Retained earnings	4,323	3,223

Total stockholders’ equity	$16,161	$14,675

Total liabilities and stockholders’ equity	$214,349	$195,852

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statement of Operations

For the Three and Nine Months Ended September 30, 2005 and 2006

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Interest Income
Loans	$3,397	$2,844	$9,647	$7,914
Federal Funds Sold	46	19	91	45
Securities
US Government and agency obligations	311	253	823	689
Other	32	31	114	80

Total interest income	3,786	3,147	10,675	8,728

Interest Expense
Federal Funds Purchased	4	5	18	15
Reverse Repurchase Agreements	53	27	129	53
Deposits
NOW, money market savings	357	265	894	830
Time Deposits	1,107	708	3,008	1,757

Total interest expense	1,521	1,005	4,049	2,655

Net interest income	$2,265	$2,142	$6,626	$6,073

Provision for loan losses	184	255	489	629

Net interest income after provision for loan losses	$2,081	$1,887	$6,137	$5,444

Other operating income
Service charges, fees, commissions	647	590	1,635	1,600
Gain on sale of securities	2	4	2	10

Total other operating income	$649	$594	$1,637	$1,610

Other operating expenses
Salaries and employee benefits	1,124	831	3,049	2,443
Occupancy	155	133	460	383
Equipment	213	200	620	582
Supplies	67	74	214	212
Outside expenses	264	198	778	638
Marketing	84	57	253	203
Credit expense	52	57	144	163
Other	128	176	400	438
Sarbanes-Oxley Compliance	—	17	—	92

Total other operating expenses	$2,087	$1,743	$5,918	$5,154

Income before income taxes	643	738	1,856	1,900
Income tax (expense)	(227)	(249)	(656)	(644)

Net Income	$416	$489	$1,200	$1,256

Income per common share - basic	$0.21	$0.24	$0.60	$0.63

Income per common share - diluted	$0.19	$0.23	$0.56	$0.60

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2006 and 2005

(dollar amount in thousands, except per share amounts) (unaudited)

	September 30, 2006	September 30, 2005
Cash flows from operating activities
Net Income	$1,200	$1,256
Adjustments to reconcile net income to net cash provided by operating activities

Depreciation	471	462
Net amortization and accretion of premiums and discounts on securities	51	69
Gain on sale of available for sale securities	(2)	(5)
Gain on call of held to maturity securities	—	(5)
Provision for loan losses	489	629
(Increase) decrease in interest receivable	(112)	36
(Increase) decrease in other assets	(915)	280
Increase (decrease) in income taxes payable	(47)	54
Increase in interest payable	76	41
Increase in other liabilities	99	50

Net cash provided by operating activities	$1,310	$2,867

Cash flows from investing activities
Purchases of securities held to maturity	$(1,000)	$(4,010)
Proceeds from maturities and calls of securities held to maturity	—	4,500
Purchases of securities available for sale	(3,985)	(15,320)
Proceeds from maturities and calls of securities available for sale	425	5,865
Proceeds from sale of securities available for sale	1,976	3,296
Purchases of Federal Home Loan Bank stock	(50)	(52)
Origination of loans, net of principal collected	(19,071)	(14,174)
Recoveries on loans charged off	42	28
Purchases of premises and equipment	(973)	(345)

Net cash used in investing activities	$(22,636)	$(20,212)

Cash flows from financing activities
Net increase in deposits	$14,711	$16,521
Net increase (decrease) in federal funds purchased	668	(424)
Net increase in repurchase agreements	1,504	2,492
Stock compensation expense	78	—
Proceeds from exercise of stock options	184	327

Net cash provided by financing activities	$17,145	$18,916

Increase (decrease) in cash and cash equivalents	(4,181)	1,571
Cash and cash equivalents at beginning of period	$9,236	$3,980

Cash and cash equivalents at end of period	$5,055	$5,551

Non cash transactions
Additions to other real estate owned	$579	$(85)

Cash transactions
Cash paid for interest	$3,973	$2,696
Cash paid for taxes	703	596

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

September 30, 2006 and 2005

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information are contained in Financial’s Annual Report on Form 10-KSB for the year ended December 31, 2005. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2005 included in Financial’s Annual Report on Form 10-KSB. Results for the three month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Financial’s critical accounting policy relates to the evaluation of the allowance for loan losses which is based on management’s opinion of an amount that is adequate to absorb loss in the existing portfolio of Bank of the James (the “Bank”), Financial’s wholly-owned subsidiary. The allowance for loan loss is established through a provision for loan loss based on available information including the composition of the loan portfolio, historical loan loss (to the extent available due to limited history), specific impaired loans, availability and quality of collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. Different assumptions used in evaluating the adequacy of the Bank’s allowance for loan loss could result in material changes in Financial’s financial condition and results of operations. The Bank’s policies with respect to the methodology for determining the allowance for loan loss involve a higher degree of complexity and require management to make subjective judgments that often require assumptions or estimates about uncertain matters. These critical policies and their assumptions are periodically reviewed with the Board of Directors.

Note 2 – Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3 – Earnings Per Share

For the quarters ended September 30, 2006 and 2005, basic earnings per share has been computed based upon the weighted average common shares outstanding of 2,016,986 and 2,000,979, respectively. All earnings per share amounts have been adjusted to reflect the 25% stock dividend paid by Financial in March 2006 as well as all prior stock dividends.

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of Financial are considered dilutive under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2006 and 2005.

Bank of the James Financial Group, Inc. and Subsidiaries

September 30, 2006 and 2005

Notes to Unaudited Consolidated Financial Statements

	Three months ended September 30,		Year to date September 30,
	2006	2005	2006	2005
Net income	$416,000	$489,000	$1,200,000	$1,256,000

Weighted average number of shares	2,016,986	2,000,979	2,009,974	1,983,673
Options affect of incremental shares	136,231	91,889	137,604	98,519

Weighted average diluted shares	2,153,218	2,092,868	2,147,579	2,082,191

Basic EPS (weighted avg shares)	$0.21	$0.24	$0.60	$0.63

Diluted EPS (Including Option Shares)	$0.19	$0.23	$0.56	$0.60

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

As a result of adopting SFAS 123R on January 1, 2006, the amount of stock-based compensation included within the non-interest expense category for the nine months ended September 30, 2006 is $78,000 which impacted basic and diluted earnings per share by $0.05 for the nine months ended September 30, 2006.

The following illustrates the effect on net income and earnings per share if the Company had applied the fair value method of Statement of Financial Accounting Standards (SFAS) No, 123, “Accounting for Stock-Based Compensation (SFAS 123), prior to January 1, 2006:

Bank of the James Financial Group, Inc. and Subsidiaries

September 30, 2006 and 2005

Notes to Unaudited Consolidated Financial Statements

Nine months Ended September 30, 2005
Net Income:
As reported	$1,256

Deduct: total stock-based compensation cost determined under the fair value method, net of tax	101
Pro forma	$1,155

Basic earnings per share:
As reported	$0.63
Pro forma	$0.58
Diluted earnings per share:
As reported	$0.60
Pro forma	$0.55

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the nine month period ended September 30, 2005: dividend yield of 0%, expected volatility of 10%, a risk-free interest rate of 4.08%, and expected lives of 7 years.

During 2006, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions.

Stock option plan activity for the nine months ended September 30, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In-The-Money Options
Options outstanding, January 1, 2006	325,051	$10.35
Granted	2,300	19.83
Exercised	(18,483)	9.97
Forfeited	(1,688)	14.22

Options outstanding, September 30, 2006	307,180	10.41	6.84	$2,641,581

Options exercisable, September 30, 2006	280,697	$10.07	6.70	$2,506,851

The total approximate value of in-the-money options exercised during the first nine months ended September 30, 2006 was $167,000. As of September 30, 2006 there was approximately $62,000 of total unrecognized compensation expense related to non vested option awards which will be recognized over the remaining service period.

Bank of the James Financial Group, Inc. and Subsidiaries

September 30, 2006 and 2005

Notes to Unaudited Consolidated Financial Statements

Note 5 – Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its financial statements.

Bank of the James Financial Group, Inc. and Subsidiaries

September 30, 2006 and 2005

Notes to Unaudited Consolidated Financial Statements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of Statement 158 to have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on its financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “expect,” “intend,” “anticipate,” “plan” and similar expressions and variations thereof identify certain of such forward-looking statements which speak only as of the dates on which they were made. Bank of the James Financial Group, Inc. undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which we operate); competition for our customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which we have no control); changes in the value of real estate securing loans made by the Bank; changes in interest rates; and material unforeseen changes in the liquidity, results of operations, or financial condition of our customers. Other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make.

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

Overview

Financial was incorporated on October 3, 2003 under the laws of the Commonwealth of Virginia at the direction of Bank of the James (the “Bank”) to serve as a bank holding company of the Bank. Effective January 1, 2004, pursuant to an Agreement and Plan of Share Exchange dated October 9, 2003 (the “Agreement”) between Financial and the Bank, and approved by the shareholders of the Bank at a special meeting of shareholders held on December 17, 2003, Financial acquired all of the outstanding stock of the Bank in a statutory share exchange transaction. Under the terms of the Agreement, the shares of the Bank’s common stock were exchanged for shares of Financial on a one-for-one basis.

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

BOTJIG was incorporated under the laws of the Commonwealth of Virginia in 2006. Effective April 4, 2006, BOTJIG began providing securities brokerage services to Bank customers and others. BOTJIG provides the Services through an agreement with Community Bankers’ Securities, LLC (“CB Securities”), a registered broker-dealer. Under this agreement, CB Securities will operate service centers in one or more branches of the Bank. As of the date hereof, BOTJIG’s only center is located in the Church Street office. All centers will be staffed by a dual employee of BOTJIG and CB Securities. BOTJIG receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. As of the date hereof, BOTJIG has been conducting business for approximately seven months and its financial impact on the consolidated financials of the Company has been immaterial. Although management cannot predict the financial impact of BOTJIG with certainty, management anticipates that the impact will be minimal in 2006. In addition, BOTJIG has purchased 4.96% of CBS Holdings, LLC for $10,000. CBS Holdings has an option to purchase CB Securities.

Our operating results depend primarily upon the Bank’s net interest income, which is determined by the difference between (i) interest and dividend income on earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. The Bank’s net income also is affected by its provision for loan losses, as well as the level of its non-interest income, including loan fees and service charges, and its non-interest expenses, including salaries and employee benefits, occupancy expense, data processing expenses, Federal Deposit Insurance Corporation premiums, expense (both direct and indirect) in complying with the Sarbanes-Oxley Act of 2002, miscellaneous other expenses, franchise taxes, and income taxes.

The Bank intends to enhance its profitability by increasing its market share in the Region 2000 area, providing additional services to its customers, and controlling costs.

The Bank currently serves its customers through the following six full service offices: the main office located at 828 Main Street in Lynchburg (opened October 25, 2004) (the “Main Street Office”), a branch located at 615 Church Street in Lynchburg (opened July 22, 1999), a branch located at 5204 Fort Avenue in Lynchburg (opened November 13, 2000), a branch located on South Amherst Highway in Amherst County (the “Madison Heights Branch”) (opened June 4, 2002), a branch located at 17000 Forest Road in Forest (the “Forest Branch”) (opened February 4, 2005); and a branch located at 4935 Boonsboro Road, Suites C and D in Lynchburg (the “Boonsboro Branch”) (opened April 11, 2006). In addition, the Bank, through its mortgage division, originates residential mortgage loans through two offices—one located at the Forest Branch and the other located at 14662 Moneta Rd., Suite A in Moneta (opened July, 2005).

The Bank continuously evaluates areas located within Region 2000 to identify additional viable branch locations. Based on this ongoing evaluation, the Bank may acquire one or more additional suitable sites.

Subject to regulatory approval, the Bank anticipates opening additional branches during the next two fiscal years. Although numerous factors could influence the Bank’s expansion plans, the following discussion provides a general overview of the of the additional branch locations that the Bank currently is considering.

•	The Town of Amherst, Virginia. On December 21, 2005, the Bank purchased certain improved real property located at 164 South Main St. in the Town of Amherst, Virginia. The property previously has served as a bank branch for other banking institutions. We began renovations on this property during the third quarter of 2006. During the fourth quarter of 2006, we intend to submit an application for approval to open this branch during the first quarter of 2007.

•	City of Bedford, Virginia. The Bank has an option to purchase certain property located in the City of Bedford, Virginia. The Bank is evaluating the feasibility of this property as a location on which to open a branch. If the Bank exercises this option, it does not anticipate requesting approval to open a branch at this location prior to 2007.

•	Timberlake Road Area, Campbell County (Lynchburg), Virginia. The Bank has purchased certain real property located at the intersection of Turnpike and Timberlake Roads, Campbell County, Virginia. The Bank will evaluate the feasibility of using the current structures on the property as a bank branch. The Bank does not anticipate requesting approval to open a branch at this location prior to 2008.

The Bank estimates that the cost of improvements, furniture, fixtures, and equipment necessary to upfit these properties will be between $900,000 and $1,500,000 per location.

The Bank previously reported that it had entered into a contract to purchase real estate located at 14694 Moneta Road, Moneta, Virginia. Based on the results of the feasibility study undertaken in accordance with the provisions of the contract, the Bank determined that it did not want to purchase the property and terminated the contract. The Bank will continue to evaluate other locations in the Smith Mountain Lake area.

Although the Bank cannot predict with certainty the financial impact of each new branch, management generally anticipates that each new branch will become profitable within 12 to 18 months of operation.

Except as set forth herein, the Bank does not expect to purchase any significant property or equipment in the upcoming 12 months. Future branch openings are subject to regulatory approval.

The following discussion represents management’s discussion and analysis of the financial condition and results of operations of Financial as of September 30, 2006 and December 31, 2005 and for the three months ended September 30, 2006. It should be read in conjunction with the financial statements included elsewhere herein.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank is a party to various financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets and could impact the overall liquidity and capital resources to the extent customers accept and or use these commitments.

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

September 30, 2006
Commitments to extend credit	$33,602,000
Letters of Credit	2,686,000

Total	$36,288,000

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comparison of the financial condition and operating results between September 30, 2006 and December 31, 2005, as applicable, should be read in the context of the length of time for which the Bank has been operating.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

September 30, 2006 as Compared to December 31, 2005

Total assets were $214,349,000 on September 30, 2006 compared with $195,852,000 at December 31, 2005. The increase in total assets is due in part to an increase in deposits resulting from an increase in rates (as a result of the competitive pressures of the market) that the Bank offers on its deposit products and the Bank’s reputation for service. In particular, new deposits at the recently opened Boonsboro Branch and the continued growth of our Madison Heights Branch and Main Street Office contributed to this increase in deposits.

Total deposits grew from $173,956,000 for the year ended December 31, 2005 to $188,667,000 September 30, 2006, an increase of 8.46%. In addition, the Bank’s effort to increase non-FDIC insured sweep accounts (repurchase agreements) resulted in an increased balance in these accounts to $8,461,000 on September 30, 2006 from $6,957,000 on December 31, 2005.

Loans, net of unearned income and allowance, increased to $174,020,000 on September 30, 2006 from $155,480,000 on December 31, 2005. Total loans increased to $176,033,000 on September 30, 2006 from $157,258,000 on December 31, 2005. The following summarizes the composition of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	September 30, 2006		December 31, 2005		September 30, 2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$34,532	19.62%	$30,853	19.62%	$32,380	20.83%
Real estate construction	31,513	17.90%	26,648	16.95%	26,361	16.96%
Real estate mortgage	87,108	49.49%	78,058	49.63%	74,415	47.86%
Consumer	22,749	12.92%	21,245	13.51%	22,184	14.27%
Other	131	0.07%	454	0.29%	133	0.08%

Total loans	$176,033	100.00%	$157,258	100.00%	$155,473	100.00%

Non-accrual loans increased to $668,000 on September 30, 2006 from $261,000 on December 31, 2005. Management has provided for the anticipated losses on these loans in the loan loss reserve and does not anticipate that they will have a material impact on the financial condition of the Bank. The increase in other real estate owned resulted from the Bank’s purchase (either at foreclosure or by deed in lieu of foreclosure) of two single family residences following default on the underlying notes. The Bank currently is trying to sell these two properties. The Bank anticipates that any loss on the sale of these properties will not have a material impact on the Bank’s financial condition.

Cash and cash equivalents decreased to $5,055,000 on September 30, 2006 from $9,236,000 on December 31, 2005. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight borrowings (including fed funds sold). The decrease was due in large part to the Bank’s liquidation of fed funds sold needed to fund loans. In addition, this decrease is due in part to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, both of which are subject to fluctuations, and will contribute to variations in cash and cash equivalents.

Securities held-to-maturity increased to $8,495,000 on September 30, 2006 from $7,499,000 on December 31, 2005. Securities available-for-sale increased to $17,995,000 on September 30, 2006 from $16,420,000 on December 31, 2005. The increase from December 31, 2005 in securities available-for-sale was primarily due the decision to invest excess cash in securities available-for-sale until such cash is needed to fund loans.

The following table summarizes the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of September 30, 2006 and December 31, 2005 (amounts in 000’s):

	Amortized Costs	September 30, 2006 Gross Unrealized		Fair Value
		Gains	Losses
Held to Maturity
U.S. agency obligations	$8,495	$3	$(166)	$8,332

Available-for-sales
U.S. agency obligations	$16,015	$14	$(279)	$15,750
Mortgage - backed securities	2,309	—	(64)	2,245

	$18,324	$14	$(343)	$17,995

	Amortized Costs	December 31 ,2005 Gross Unrealized		Fair Value
		Gains	Losses
Held to Maturity
U.S. agency obligations	$7,499	$9	$(141)	$7,367

Available-for-sales
U.S. agency obligations	$14,039	$—	$(303)	$13,736
Mortgage - backed securities	2,746	2	(64)	2,684

	$16,785	$2	$(367)	$16,420

The following table shows the gross unrealized losses and fair value of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the date indicated:

	Less than 12 months		More than 12 months		Total
September 30, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$2,512	$—	$21,570	$(445)	$24,082	$(445)
Mortgage-backed securities	259	(1)	1,986	(63)	2,245	$(64)

Total temporarily impaired securities	$2,771	$(1)	$23,556	$(508)	$26,327	$(509)

	Less than 12 months		More than 12 months		Total
December 31, 2005	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$16,123	$(337)	$3,971	$(108)	$20,094	$(445)
Mortgage-backed securities	1,724	(32)	647	(31)	2,371	(63)

Total temporarily impaired securities	$17,847	$(369)	$4,618	$(139)	$22,465	$(508)

At September 30, 2006, Financial had liquid assets of approximately $23,050,000 in the form of cash and available-for-sale investments. Management believes that liquid assets were adequate at September 30, 2006. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank and the anticipated proceeds from stock offering currently in progress. In addition, the Bank has the ability to purchase federal funds on the open market and borrow from the Federal Reserve Bank’s discount window, if necessary.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material negative impact on Financial’s short-term or long-term liquidity.

At September 30, 2006, the Bank had a leverage ratio of 7.73%, a Tier 1 risk-based capital ratio of 9.29% and a total risk-based capital ratio of 10.44%. As of September 30, 2006 and December 31, 2005 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of September 30, 2006 and December 31, 2005:

Analysis of Capital (in 000’s)	Sept. 30, 2006	Dec. 31, 2005
Tier 1 Capital:
Common stock	$4,323	$4,269
Surplus	7,632	7,424
Retained earnings	4,323	3,223

Total Tier 1 capital	$16,307	$14,916

Tier 2 Capital:
Allowance for loan losses	$2,013	$1,777

Total Tier 2 Capital:	$2,013	$1,777

Total risk-based capital	$18,320	$16,693

Risk weighted assets	$175,498	$156,436
Average total assets	$211,013	$192,498

	Actual		Regulatory Benchmarks
			For Capital Adequacy Purposes	For Well Capitalized Purposes
	Sept. 30, 2006	Dec. 31, 2005
Capital Ratios:
Tier 1 risk-based capital ratio	9.29%	9.53%	4.00%	6.00%
Total risk-based capital ratio	10.44%	10.67%	8.00%	10.00%
Tier 1 capital to average total assets	7.73%	7.75%	4.00%	5.00%

Results of Operations

Comparison of the Three and Nine months Ended September 30, 2006 and 2005

Earnings Summary

Net income for the three and nine months ended September 30, 2006 was $416,000 and $1,200,000 respectively, compared to a net income of $489,000 and $1,256,000 for the same periods in 2005. Basic earnings per common share for the three and nine months ended September 30, 2006 were $0.21 and $0.60, respectively, compared with $0.24 and $0.63 for the same periods in 2005. Fully diluted earnings per common share for the three months and nine months ended September 30, 2006 were $0.19 and $0.56 compared with $0.23 and $0.60 for the same periods in 2005. All earnings per share amounts have been adjusted to reflect the 25% stock dividend paid by Financial in March 2006 as well as all prior stock dividends. Net income remained constant in large part due to personnel costs associated with Financial’s expansion as well as additional costs associated with opening the Boonsboro Branch and the opening of BOTJ Investment Group, Inc.

These operating results represent an annualized return on shareholders’ equity of 10.55% and 10.51% for the three and nine months ended September 30, 2006 compared with 13.67% and 12.35% for the same period in 2005. The annualized return on average assets for the three and months ended September 30, 2006 was 0.78% and 0.79% compared with 1.03% and 0.93% for the same periods in 2005.

Interest Income; Interest Expense; and Net Interest Income

Interest income increased to $3,786,000 and $10,675,000 for the three and nine months ended September 30, 2006 from $3,147,000 and $8,728,000 for the same periods in 2005. This increase was due to an increase in interest earning assets, including loans and investment securities, as well as an increase in rates received by the Bank on its interest earning assets. In particular, a significant portion of the Bank’s loan portfolio is invested in variable rate loans, the rates on which have continued to increase in the current rising interest rate environment.

Interest expense increased to $1,521,000 and $4,049,000 for the three and nine months ended September 30, 2006 from $1,005,000 and $2,655,000 for the same periods in 2005. This increase in interest expense was primarily due to both an increase in the aggregate balance in interest bearing deposit accounts and, in response to the interest rate increases by Federal Open Market Committee (“FOMC”) and an increase in the interest rates paid by the Bank on deposit accounts. In addition, interest expense increased in part because the Bank has increased the interest rates that it offers on certificates of deposit in response both to competition and the FOMC rate increases. As existing certificates of deposit mature, many customers reinvest the proceeds at the current higher market rate.

The fundamental source of the Bank’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and nine months ended September 30, 2006 was $2,265,000 and $6,626,000 compared with $2,142,000 and $6,073,000 the same periods in 2005. The net interest margin decreased to 4.51% and 4.62% for the three and nine months ended September 30, 2006 from 4.75% and 4.73% in the same periods a year ago. The growth in net interest income for the three months ended September 30, 2006 as compared with the comparable three months in 2005 was due to the increase in average interest-earning assets, which was the result of growth in the loan portfolio funded by the growth in deposits. The Bank increased the rates that it pays on deposit accounts in response to competition and this resulted in a slight decrease in the net interest margin.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I on page 25.

Non-Interest Income

Non-interest income, which is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, commissions on sales of investments (since April, 2006), and the Bank’s ownership interest in a title insurance agency, increased to $647,000 and $1,635,000 (exclusive of $2,000 in income from gains on sales of securities) for the three and nine month periods ended September 30, 2006, from $590,000 and $1,600,000 (exclusive of $4,000 and $10,000, respectively, in income from gains on sales of securities) for the comparable periods in 2005.

The Bank, through Bank of the James Mortgage, a Division of Bank of the James (the “Mortgage Division”) originates both conforming and non conforming consumer residential mortgage loans in the Region 2000 area. As part of the Bank’s overall risk management strategy, all of the loans originated and closed by the Mortgage Division are presold to major national mortgage banking or financial institutions.

The Mortgage Division assumes no credit or interest rate risk on these mortgages. In July, 2005, the Mortgage Division opened its second mortgage origination office. This office is located in Moneta and was opened to serve the Smith Mountain Lake market. The Bank anticipates that this office will contribute additional non-interest income during 2006.

As noted above, we opened BOTJIG April, 2006. Although the impact on our financial condition to date has not been material to date, we anticipated that BOTJIG will contribute additional non-interest income in the remainder of 2006.

Non-Interest Expense

Non-interest expense for the three and nine months ended September 30, 2006 increased to $2,087,000 and $5,918,000 from $1,743,000 and $5,154,000 for the comparable periods in 2005. The increase in non-interest expense can be attributed to increased occupancy expenses, along with an increase in compensation expense related to an increase in the number of employees necessary to accommodate the Bank’s growth and expansion.

Total personnel expense increased to $1,124,000 and $3,049,000 for the three and nine month periods ended September 30, 2006, from $831,000 and $2,443,000 for the comparable period in 2005. In addition part of this increase was related to the Company’s adoption as of January 1, 2006 of SFAS 123R requiring the recognition of options expense equal to the fair market value as calculated at the time of the grant. Additional information concerning SFAS 123R is set forth in Note 4 to the Financial Statements. Compensation for some employees of the Mortgage Division and BOTJIG is commission-based and therefore subject to fluctuation. The Bank also had increases in depreciation expense, data processing fees, other operating expenses, all of which are related to the growth of the Bank.

The Securities and Exchange Commission has delayed the date by which Financial must comply with the internal control requirements of Section 404 of the Sarbanes-Oxley Act until July, 2007. Management expects that this delay will enable the Bank to use more of its internal resources in complying with this Act.

Allowance for Loan Losses

The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. Based on the application of the loan loss calculation, the Bank provided $184,000 and $489,000 to the allowance for loan loss for the three and nine months ended September 30, 2006, respectively, compared to a provision of $255,000 and $629,000 for the comparable periods in 2005. Management believes that the current allowance for loan loss of $2,013,000 (or 1.14% of total loans) at September 30, 2006 is adequate.

The following sets forth the reconciliation of the allowance for loan loss:

	Nine months ended
	September 30, 2006	September 30, 2005
Balance, beginning of period	$1,777	$1,419
Provision for loan loses	489	629
Loans charged off	(295)	(392)
Recoveries of loans charged off	42	28

Balance, end of period	$2,013	$1,684

Income Taxes

For the three and nine ended months September 30, 2006, Financial had an income tax expense of $227,000 and $656,000, respectively. Based on its 2005 income tax liability, Financial made an estimated income tax payment of $328,000 during the quarter ended September 30, 2006.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Three Months Ended September 30, 2006 and 2005

	2006			2005
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS

Loans, including fees	$168,171	$3,397	8.01%	$151,469	$2,844	7.45%
Federal funds sold	3,431	46	5.32%	2,166	19	3.48%
Securities	27,473	337	4.87%	24,564	281	4.54%
Federal agency equities	743	6	3.20%	623	4	2.55%
CBB equity	56	—	—	56	—	—

Total earning assets	199,874	3,786	7.52%	178,878	3,148	6.98%

Allowance for loan losses	(2,027)			(1,581)
Non-earning assets	13,166			10,644

Total assets	$211,013			$187,941

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	$37,878	$268	2.81%	$18,312	$59	1.28%
Savings	18,973	90	1.88%	41,598	206	1.96%
Time deposits	102,770	1,107	4.27%	82,290	709	3.42%

Total interest bearing deposits	159,621	1,465	3.64%	142,200	974	2.72%

Other borrowed funds
Fed funds purchased	290	4	5.47%	519	5	3.82%
Repurchase agreements	8,433	53	2.49%	5,527	26	1.87%

Total interest-bearing liabilities	168,344	1,521	3.59%	148,246	1,005	2.69%

Non-interest bearing deposits	26,610			25,244
Other liabilities	417			100

Total liabilities	195,370			173,748

Stockholders’ equity	15,643			14,193

Total liabilities and Stockholders equity	$211,013			$187,941

Net interest earnings		$2,265			$2,143

Net interest margin			4.49%			4.75%

Interest spread			3.93%			4.28%

Net Interest Margin Analysis

Average Balance Sheets

For the Nine Months Ended September 30, 2006 and 2005

	2006			2005
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS

Loans, including fees	$163,515	$9,647	7.89%	$146,719	$7,914	7.21%
Federal funds sold	2,416	91	5.04%	2,061	45	2.92%
Securities	25,428	907	4.77%	22,071	751	4.55%
Federal agency equities	727	30	5.52%	606	18	3.97%
CBB equity	56	—	—	56	—	—

Total earning assets	192,142	10,675	7.43%	171,513	8,728	6.80%

Allowance for loan losses	(1,970)			(1,522)
Non-earning assets	12,582			10,838

Total assets	$202,754			$180,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$29,291	$541	2.47%	$19,024	$146	1.03%
Savings	24,451	353	1.93%	47,580	684	1.92%
Time deposits	99,628	3,008	4.04%	72,395	1,758	3.25%

Total interest bearing deposits	153,370	3,902	3.40%	138,999	2,588	2.49%

Other borrowed funds
Fed funds purchased	475	18	5.07%	586	14	3.19%
Repurchase agreements	7,408	129	2.33%	4,116	53	1.72%

Total interest-bearing liabilities	161,253	4,049	3.36%	143,701	2,655	2.47%

Non-interest bearing deposits	25,823			23,377
Other liabilities	417			100

Total liabilities	187,493			167,178

Stockholders’ equity	15,261			13,597

Total liabilities and Stockholders equity	$202,754			$180,829

Net interest earnings		$6,626			$6,073

Net interest margin			4.61%			4.73%

Interest spread			4.07%			4.33%

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

The following are filed as Exhibits to this Form 10-QSB:

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2006

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13 2006

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 13, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: November 13, 2006	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President
(Principal Executive Officer)

Date: November 13, 2006	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2006

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2006

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 13, 2006