Form 10KSB
period 2006-12-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2007-03-28
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenues its most recent fiscal year. $16,994,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Approximately $44,257,000 (based on the March 23, 2007 trade price of $19.09 per share).

The number of shares outstanding of Common Stock, $2.14 par value as of March 23, 2007 was approximately 2,318,601.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2007 Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 15, 2007, are incorporated by reference into Part III of this Form 10-KSB

BANK OF THE JAMES FINANCIAL GROUP, INC.

FORM 10-KSB

Fiscal Year Ended December 31, 2006

PART I		2

Item 1.	Description of Business	2

Item 2.	Description of Property	11

Item 3.	Legal Proceedings	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

PART II		13

Item 5.	Market for Common Equity and Related Stockholder Matters	13

Item 6.	Management’s Discussion and Analysis or Plan of Operation	14

Item 7.	Financial Statements	31

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	65

Item 8A.	Controls and Procedures	65

Item 8B.	Other Information	65

PART III		66

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance and Control Persons; Compliance with Section 16(a) of the Exchange Act	66

Item 10.	Executive Compensation	66

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	66

Item 12.	Certain Relationships and Related Transactions and Director Independence	66

Item 13.	Exhibits	66

Item 14.	Principal Accountant Fees and Services	67

SIGNATURES

EXHIBIT INDEX

i

PART I

Item 1.	Description of Business

Overview and History

Bank of the James Financial Group, Inc. (“Financial”) is a bank holding company with its headquarters in Lynchburg, Virginia. Financial was incorporated at the direction of Bank of the James (the “Bank”) on October 3, 2003 to serve as a bank holding company of the Bank. Financial acquired all of the shares of the Bank in a statutory share exchange on a one-for-one basis on January 1, 2004. In addition to the Bank, Financial wholly-owns BOTJ Investment Group, Inc. (“Investment Group”) through which we offer brokerage, fixed and variable annuity products, and related services to the public through a third party broker-dealer. These two businesses are our only subsidiaries and primary assets.

The Bank is a Virginia banking corporation headquartered in Lynchburg, Virginia. The Bank was incorporated under the laws of the Commonwealth of Virginia as a state chartered bank in 1998 and began banking operations in July 1999. The Bank was organized to engage in general retail and commercial banking business.

The Bank was organized in part as a response to the loss of many of the Central Virginia, Region 2000 area’s (as defined in below) local financial institutions through mergers with larger, non-local banks and bank holding companies. The organizers perceived that local customers who once relied on experienced personal attention were being forced to use 800 numbers, computerized menus, and persons in other localities who were not familiar with their needs.

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

Location and Market Area

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

Total population in the market area equals approximately 230,000. According to U.S. Census estimates, in 2005 the populations of the localities in the Region 2000 market area were approximately as follows: City of Lynchburg – 65,113; Amherst County – 31,894; Appomattox County – 13,967; Bedford County (including the City of Bedford) – 65,286; Campbell County (including the Town of Altavista) – 52,339. The area is serviced by one daily newspaper and a number of radio and television stations providing diverse media outlets. Median family income has continued to increase in Region 2000 during the past ten years.

Region 2000 has a broad range of services, light industry, and manufacturing plants. Principal service, industrial, research and development employers include: BWX Technologies, Inc. (nuclear fuel); AREVA (nuclear services); Centra Health, Inc. (health care services); C.B. Fleet, Inc. (medical supplies); Genworth Financial (life insurance and other financial products); Frito-Lay, Inc. (snack foods); Lynchburg Foundry Company (castings); R.R. Donnelley Printing Inc. (printed products); as well as six colleges including Randolph-Macon Woman’s College, Sweet Briar College, Liberty University, and Lynchburg College.

Competition

The banking business is highly competitive. We compete with other commercial banks, savings institutions, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Region 2000 market area and elsewhere. Many of our nonbank competitors are not subject to the same extensive federal regulations that govern federally-insured banks and state regulations governing state chartered banks. As a result, such nonbank competitors may have certain advantages over the Bank in providing certain services.

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

The adoption of legislation permitting nationwide interstate banking and branching and the use of financial holding companies may also increase competition in the Bank’s market area. See “Supervision and Regulation” below.

Supervision and Regulation of Financial

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

Insurance of Accounts, Assessments and Regulation by the FDIC. The Bank is a Virginia chartered commercial bank and a member of the Federal Reserve System. Its deposit accounts are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation up to the maximum legal limits of the FDIC and it is subject to regulation, supervision and regular examination by the Virginia Bureau of Financial Institutions and the Federal Reserve. The regulations of these various agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends and location and number of branch offices. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting shareholders.

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (FDIRA). The FDIC has enacted amendments to its regulations effective as of October 12, 2006, which implement the Reform Act. Among other things, the FDIRA changes the deposit system by:

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the “DIF”)

•	raising the coverage level for retirement accounts to $250,000;

•	allowing for the indexing of deposit insurance coverage levels for inflation beginning in 2010;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	establishing a range of 1.15 percent to 1.50 percent within which the FDIC may set the Designated Reserve Ratio (“DRR”);

•	grants the FDIC Board the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the DRR; and

•	providing credits to financial institutions that capitalized the FDIC prior to 1997 to offset future assessment premiums.

The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

Effective January 1, 2007, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Assessment rates currently range from 0.05% of deposits for an institution in the highest sub-category of the highest category to 0.43% of deposits for an institution in the lowest category. The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. The FDIC allows the use of credits for assessments previously paid.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.0124% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

The Bank is a member of the DIF and pays its deposit insurance assessments to the DIF.

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

Mortgage Banking Regulation. The Bank’s mortgage banking division is subject to the rules and regulations of, and examination by the Department of Housing and Urban Development (“HUD”), the Federal Housing Administration (the “FHA”), the Department of Veteran Affairs and state regulatory authorities with respect to originating, processing, servicing and selling mortgage loans. Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features, and fix maximum interest rates and fees. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Home Ownership Equity Protection Act, and the regulations promulgated thereunder. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

Banking Products and Services

The Bank currently conducts business from seven full-service offices. Four of the full-service offices are located in Lynchburg, Virginia, one full-service location is located in Madison Heights, Virginia, one is located in the Town of Amherst, Virginia and one is located in Forest, Virginia. The Bank established a mortgage loan origination division that conducts business under the name “Bank of the James Mortgage, a Division of Bank of the James.” The mortgage division conducts business primarily from the division’s main office located in the Forest branch of the Bank and an office located in Moneta, Virginia.

Deposit Services. Deposits are a major source of our funding. The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations including checking accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank’s market area at rates competitive to those offered in the area. In addition, the Bank offers its customers Individual Retirement Accounts (IRAs). All deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount allowed by law (generally, $100,000 per depositor, subject to aggregation rules). The Bank solicits such accounts from individuals, businesses, associations and organizations, and governmental authorities.

Lending Services. The Bank offers a full range of short- to medium-term commercial and consumer loans. Our primary focus is on making loans to small businesses and consumers in the Region 2000 market area. In addition, we also provide a wide range of real estate finance services. Our primary lending activities are principally directed to our primary market area in the Region 2000 area. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. Additionally, the Bank originates fixed and floating-rate mortgage loans and real estate construction and acquisition loans. Where appropriate, the Bank attempts to limit interest rate risk through the use of variable interest rates and terms of less than five years.

In general, the Bank offers the following lending services:

Commercial Business Lending. We make loans to small- and medium-sized businesses in Region 2000 for purposes such as purchases of equipment, facilities upgrades, inventory acquisition and various working capital purposes.

Real Estate Construction. We make commercial and residential construction and development loans to customers in our market area.

Commercial Real Estate Mortgage. We grant loans to borrowers secured by commercial real estate. In underwriting these types of loans we consider the historic and projected future cash flows of the real estate.

Consumer. We offer various types of secured and unsecured consumer loans, including personal loans, lines of credit, overdraft lines of credit, automobile loans, installment loans, demand loans, and home equity loans. We make consumer loans primarily for personal, family or household purposes.

Loan participations. We sell loan participations in the ordinary course of business when a loan originated by us exceeds our legal lending limit or we otherwise want to share risk with another bank. We also purchase loan participations from time to time from other banks in the ordinary course of business, usually without recourse against that bank. Purchased loan participations are underwritten in accordance with our loan policy and represent a source of loan growth.

Consumer Residential Mortgage Origination. The Bank, through Bank of the James Mortgage, a Division of Bank of the James (the “Mortgage Division”) originates consumer residential mortgage loans. Through the Mortgage Division, the Bank originates conforming and non-conforming home mortgages primarily in the Region 2000 area. As part of the Bank’s overall risk management strategy, the loans originated and closed by the Mortgage Division are pre-sold to major mortgage banking or other financial institutions and at no time are such loans carried on the Bank’s balance sheet.

Other Services. Other services offered by the Bank include safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, automatic drafts for various accounts, and credit card merchant services. The Bank also has become associated with a shared network of automated teller machines (ATMs) that may be used by Bank customers throughout Virginia and the United States. The Bank operates a deposit pick-up service (under the name “Business Partners Program”) pursuant to which the Bank will pick-up the non-cash deposits of its business customers as needed, up to once daily.

The Bank intends to introduce new products and services desired by the public and as permitted by the regulatory authorities or desired by the public. The Bank remains committed to meeting the challenges that require technology. The Bank provides its customers with access to the latest technological products, such as telephone banking and internet banking, including on-line bill pay. This service allow customers to handle routine transactions using a standard touch tone telephone and via the internet at the Bank’s website.

Brokerage and Investment Services

We provide brokerage and investment services through our Investment Group subsidiary. Investment Group provides securities brokerage services to Bank customers and others through an agreement with Community Bankers’ Securities, LLC (“CB Securities”), a registered broker-dealer. We began providing these services on April 4, 2006. Under our agreement, CB Securities will operate service centers in one or more branches of the Bank. Currently, the only center is located in the Church Street branch. Given the relatively short operating history of Investment Group, to date the results of Investment Group have not had a material impact on our financial performance.

Employees

As of March 23, 2007, we had approximately 107 full-time equivalent employees. None of our employees are represented by any collective bargaining agreements, and relations with employees are considered excellent. We maintain employee benefit programs that include health insurance, a flexible spending account, and a 401(k) plan.

Item 2.	Description of Property

As of March 23, 2007 the Bank conducted its banking business from seven locations, its mortgage origination services primarily from two locations, and its investment services primarily from one location.

Depending on such factors as cost, availability, and location, we may either lease or purchase our facilities. The existing facilities that we have purchased typically have been former branches of other financial institutions. We own 4 of our locations and lease 4 of our locations. The following tables highlight our facilities:

Operating Facilities that We Own

Address	Type of Facility
5204 Fort Avenue Lynchburg, Virginia	Full service branch with drive thru and ATM

4698 South Amherst Highway Madison Heights, Virginia	Full service branch with drive thru and ATM

17000 Forest Road Forest, Virginia	Full service branch with drive thru and ATM Headquarters for Mortgage Division

164 South Main Street Amherst, Virginia	Full service branch with drive thru and ATM

Operating Facilities that We Lease

Address	Type of Facility	Base Lease Expiration
828 Main Street Lynchburg, Virginia	Corporate Headquarters; Full service branch with ATM	July 31, 2014 (1)

615 Church Street Lynchburg, Virginia	Full service branch with drive thru and ATM	August 31, 2009

4935 Boonsboro Road, Suites C and D Lynchburg, Virginia	Full service branch with drive thru and ATM	December 31, 2010 (1)

14662 Moneta Road, Suite A Moneta, Virginia	Mortgage Banking Office	September 30, 2009 (1)

(1)	Lease has one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.

We believe that each of these operating facilities are maintained in good operating condition and are suitable for our operational needs.

In addition, the Bank may evaluate the feasibility of entering into sale/leaseback agreements for certain branches.

Interest in Additional Properties

As discussed in “Management’s Discussion and Analysis—Expansion Plans” in addition to the facilities set forth above, the Bank has purchased real property and improvements thereto located in the Timberlake Road area of Campbell County (Lynchburg), Virginia. We anticipate using these properties for future expansion. Management of the Bank continues to look for and evaluate additional locations for future branch growth and will consider opening an additional branch in the next 12 months if a suitable location is available on acceptable terms. The opening of all additional branches is contingent on the receipt of regulatory approval.

None of these properties currently are suitable for its intended use as a branch bank. Each of these properties will require upfit prior to being placed in service.

We will use the internet, consistent with applicable regulatory guidelines, to augment our growth plans. We currently offer online account access, bill payment, and account management functions through our website.

Item 3.	Legal Proceedings

The Bank is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to vote to the security holders of Financial during the quarter ended December 31, 2006.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

The Common Stock of Financial is quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol BOJF (BOJF.OB on some systems). The volume of trading of shares of Common Stock has not been extensive. Prior to January 2, 2004, the common stock of the Bank was traded on the OTCBB under the symbol BOTJ. The following table sets forth the quarterly high and low bid prices for each quarter in fiscal 2005 and 2004 for Financial and was obtained from the OTC Bulletin Board (www.otcbb.com — “Trading Activity Reports”).

Fiscal 2006	High	Low
First Quarter	$25.00	$18.15
Second Quarter	21.25	18.05
Third Quarter	20.50	18.05
Fourth Quarter	19.00	18.00

Fiscal 2005	High	Low
First Quarter	$15.60	$14.48
Second Quarter	16.08	13.20
Third Quarter	14.20	13.40
Fourth Quarter	15.80	13.64

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The share prices set forth in the above table have been adjusted to give appropriate retroactive effect to each of the stock dividends declared by Financial.

As of March 23, 2007 (the most recent date available), the Common Stock traded for $19.09 per share. As of March 23, 2007, there were approximately 2,318,601 shares of Common Stock outstanding, which shares are held by approximately 2,100 shareholders of record. Neither Financial nor the Bank prior to the formation of Financial has declared or paid a cash dividend on its Common Stock.

Financial is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Additionally, Financial intends to follow a policy of keeping retained earnings, if any, for the purpose of increasing net worth and reserves of the Bank during its initial years of operation in order to promote the Bank’s growth and ability to compete in its market area. As a result, Financial does not anticipate paying a cash dividend on its Common Stock in 2006.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

Management’s Discussion and Analysis of Financial Condition and Results of Operations

YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

The following discussion is intended to assist readers in understanding and evaluating our financial condition and results of operations. You should read this discussion in conjunction with our financial statements and accompanying notes included elsewhere in this report. Because Financial has no material operations and conducts no business other than the ownership its two subsidiaries, Bank of the James and BOTJ Investment Group, Inc., the discussion primarily concerns the business of these two subsidiaries. However, for ease of reading and because our financial statements are presented on a consolidated basis, references to “we,” “us,” or “our” refer to Financial, Bank of the James, and BOTJ Investment Group, Inc.

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

Stock Dividends

On January 13, 2005, Financial declared a 50% stock dividend (or 3 for 2 split) which was paid on March 4, 2005 to shareholders of record on February 4, 2005. On January 17, 2006, Financial declared a 25% stock dividend (or 5 for 4 split), which was paid on March 10, 2006 to shareholders of record on February 10, 2006. Except as otherwise described in this report, all share amounts and dollar amounts per share in this report with regard to the common stock have been adjusted to reflect these and all prior stock dividends.

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

Because Financial has a relatively short operating history, historical trends alone do not provide sufficient information to judge the adequacy of the allowance for loan losses. Therefore, management considers industry trends, peer comparisons, as well as individual classified impaired loans, in addition to historical experience to evaluate the allowance for loan losses. Our method for determining the allowance for loan losses is discussed more fully under “Provision and Allowance for Loan Losses for the Bank” below.

Overview

We are headquartered in Lynchburg, Virginia. We conduct our primary operations through two wholly-owned subsidiaries, Bank of the James (which we refer to as the “Bank”) and BOTJ Investment Group, Inc. (which we refer to as the “Investment Group”).

The Bank is a Virginia banking corporation headquartered in Lynchburg, Virginia. The Bank was incorporated under the laws of the Commonwealth of Virginia as a state chartered bank in 1998 and began banking operations in July 1999.

The Bank is a community-oriented financial institution that provides varied banking services to individuals, small and medium-sized businesses, and professional concerns in the Central Virginia, Region 2000 area, which encompasses the seven jurisdictions of the Town of Altavista, Amherst County, Appomattox County, the City of Bedford, Bedford County, Campbell County, and the City of Lynchburg, through seven full service offices and two mortgage offices. The Bank strives to provide its customers with products comparable to statewide regional banks located in its market area, while maintaining the prompt response and level of service of a community bank. Management believes this operating strategy has particular appeal in the Bank’s market area.

BOTJ Investment Group, Inc. was incorporated under the laws of the Commonwealth of Virginia in 2006 and began providing securities brokerage services to the public in April 2006. It conducts its business primarily from one office located in the City of Lynchburg.

Although we intend to increase other sources of revenue, our operating results depend primarily upon the Bank’s net interest income, which is determined by the difference between (i) interest and dividend income on earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. The Bank’s net income also is affected by its provision for loan losses, as well as the level of its non-interest income, including loan fees and service charges, and its non-interest expenses, including salaries and employee benefits, occupancy expense, data processing expenses, Federal Deposit Insurance Corporation premiums, expense (both direct and indirect) in complying with the Sarbanes-Oxley Act of 2002, miscellaneous other expenses, franchise taxes, and income taxes.

The comparison of operating results for Financial between the years ended December 31, 2006 and 2005 should be read in the context of both the size and the relatively short operating history of the Bank.

Results of Operations

Net Income

Year ended December 31, 2006 compared to year ended December 31, 2005

The net income for Financial for the year ended December 31, 2006 was $1,765,000 or $0.88 per basic and $0.82 per diluted share compared with net income of $1,791,000 or $0.90 per basic and $0.86 per diluted share for the year ended December 31, 2005. Note 10 of the Audited Financial Statements provides additional information with respect to the calculation of Financial’s earnings per share.

The decrease of $26,000 in 2006 net income compared to 2005 net income was due in large part to the following factors: i) a decrease in net interest margin as a result of maturing certificates of deposit renewing at higher rates, ii) an increase in other expenses, including personnel expenses and occupancy expenses related to our expansion. Conversely, our net income was positively impacted by i) Financial’s ability to leverage its overhead expenses as a result of the increase in the deposit and loan portfolios; ii) an increase in non-interest income; and iii) additional interest earned as a result of an increase in the size of the loan portfolio, Financial’s primary method of investment.

Our loan loss provision was $630,000 for the year ended December 31, 2006 as compared with a loan loss provision of $803,000 for the year ended December 31, 2005. This decrease resulted from application of the Bank’s impairment review, as required by SFAS 114, and an analysis of historical loss percentages, as required by SFAS 5, both of which are discussed in more detail below. Although as of December 31, 2006 the Bank had loans in excess of $1,181,000 classified as non-performing, management believes the additional impairment on these loans will be immaterial due to the fact that the potential losses associated with these loans have been provided for in the allowance for loan loss.

These operating results represent a return on average shareholders’ equity of 11.35% for the year ended December 31, 2006 compared to 12.95% for the year ended December 31, 2005. Return on average assets for the year ended December 31, 2006 was 0.85% compared to 0.97% in 2005.

Net Interest Income

The fundamental source of Financial’s earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. The significant categories of earning assets are loans, federal funds sold, and investment securities, while deposits, fed funds purchased, and other borrowings represent interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operation.

Net interest income for 2006 increased $747,000 to $8,996,000 or 9.06% from net interest income of $8,249,000 in 2005. The growth in net interest income was due to the increase in interest rates paid to the Bank and an increase in average interest-earning assets which was the result of growth in the loan portfolio funded by the growth in deposits. The net interest margin decreased to 4.57% in 2006 from 4.72% in 2005. The average rate on earning assets increased 57 basis points from 6.89% in 2005 to 7.46% in 2006 and the average rate on interest-bearing liabilities increased from 2.59% in 2005 to 3.46% in 2006. Although management cannot predict with certainty future interest rate decisions by the FOMC, management believes that the rates being offered on both loans and deposits can be adjusted to maintain an acceptable spread between the average rate the Bank receives on assets and the average rate that the Bank pays on liabilities.

Interest income increased to $14,680,000 for the year ended December 31, 2006 from $12,028,000 for the year ended December 31, 2005. This increase was due to an increase in interest earning assets, including loans and investment securities, as well as an increase in rates received by the Bank on its interest earning assets. In particular, a significant portion of the Bank’s loan portfolio is invested in variable rate loans, the rates on which have continued to increase in the current rising interest rate environment.

Interest expense increased to $5,684,000 for the year ended December 31, 2006 from $3,779,000 for the year ended December 31, 2005. This increase in interest expense was primarily due to both an increase in the aggregate balance in interest bearing deposit accounts and, in response to the interest rate increases by the FOMC, an increase in the interest rates paid by the Bank on deposit accounts. In addition, interest expense increased in part because the Bank has increased the interest rates that it offers on certificates of deposit in response both to competition and the FOMC rate increases. The Bank expects its interest expense to continue to increase slightly throughout the first and second quarters of 2007 as maturing certificates of deposit renew and reprice at higher rates.

Non-Interest Income of Financial

Non-interest income has been and will continue to be an important factor for increasing our profitability. We recognize this and our management continues to review and consider areas where non-interest income can be increased. Non-interest income (excluding securities gains and losses) consists primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, distributions from a title insurance agency in which we have an ownership interest, and fees generated by the investment services of Investment Group.

The Bank, through Bank of the James Mortgage, a Division of Bank of the James (the “Mortgage Division”) originates both conforming and non-conforming consumer residential mortgage loans primarily in the Region 2000 area. As part of the Bank’s overall risk management strategy, all of the loans originated and closed by the Mortgage Division are presold to mortgage banking or other financial institutions. The Mortgage Division assumes no credit or interest rate risk on these mortgages. In July 2005, the Mortgage Division opened its second mortgage origination office. This office is located in Moneta and was opened to serve the Smith Mountain Lake market. The Bank anticipates that this office will contribute additional non-interest income during 2007.

Effective April 4, 2006, Investment Group began providing securities brokerage services to Bank customers and others. Investment Group provides the services through an agreement with Community Bankers’ Securities, LLC (“CB Securities”), a registered broker-dealer. Under this agreement, CB Securities will operate service centers in one or more branches of the Bank. The centers will be staffed by dual employees of Investment Group and CB Securities. Investment Group receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. Due to the relatively short operating history of Investment Group, its financial impact on the consolidated financials of Financial has been immaterial. Although management cannot predict the financial impact of Investment Group with certainty, management anticipates that the impact will continue to be minimal in 2007. In addition, Investment Group has purchased 4.96% of CBS Holdings, LLC for $10,000. CBS Holdings has an option to purchase CB Securities that expires in 2009.

Non-interest income increased to $2,307,000 (exclusive of $7,000 on gains from sales of securities) in 2006 from $2,081,000 (exclusive of $10,000 on gains from sales of securities) in 2005. The following table summarizes our non-interest income for the periods indicated.

Non-interest income

	For the Years Ended December 31,
	2006	2005
Service charges and fees	$627	$589
Mortgage loan origination fees, net of commission	1,230	1,265
Equity earnings from title insurance	89	57
Investment service fees	150	—
Other	211	170

Non-interest income	2,307	2,081
Gains on securities available-for-sale, net	7	10

Total non-interest income	$2,314	$2,091

The increase in non-interest income for 2006 was due to additional service charges on an increased number of deposit accounts and miscellaneous fees. The increase was offset in part by a small decrease in the fees generated by the Mortgage Division. During 2006, mortgage loan volume continued to be strong, driven largely by an increase in home purchases and an increase in average home prices and mortgage refinancing of adjustable rate mortgages to conventional mortgages stimulated by continued low interest rates on longer term conventional mortgages. In addition, the Mortgage Division provides opportunities to establish many new banking relationships by providing more bank services and products to new customers. The Mortgage Division originated 388 mortgage loans, totaling $59,487,000 in 2006 as compared with 392 mortgage loans, totaling $51,101,000 during the year ended December 31, 2005. For the year ended December 31, 2006, the Mortgage Division accounted for 2.80% of Financial’s pre-tax income as compared with 5.27% of Financial’s pre-tax income for the year ended December 31, 2005.

For the year ended December 31, 2006 non-interest income represented 13.62% of Financial’s total revenues, a slight decrease when compared to the figure of 14.81% for the prior year. One of Financial’s goals is to continue to evaluate and identify new sources of non-interest income as well as enhance existing ones.

Non-Interest Expense of Financial

Non-interest expenses increased from $6,826,000 for the year ended December 31, 2005 to $7,933,000 for the year ended December 31, 2006. The following table summarizes our non-interest expense for the periods indicated.

Non-Interest Expense

	For the Years Ended December 31,
	2006	2005
Salaries and employee benefits	$4,129	$3,245
Occupancy	615	522
Equipment	828	779
Supplies	291	289
Outside expenses	1,003	843
Marketing	329	279
Credit expense	195	216
Other	543	561
Sarbanes-Oxley compliance	—	92

Total	$7,933	$6,826

Our total personnel expense, net of fees collected from borrowers to cover direct salary costs incurred in originating certain loans (in accordance with SFAS 91), increased to $4,129,000 for the year ended December 31, 2006, from $3,245,000 for the twelve months ended December 31, 2005. This increase was due in part to the additional personnel necessary to staff our expanded operations. In 2006, the Bank hired personnel for two new branch locations. In addition, Investment Group hired personnel in connection with its commencement of operations in April 2006.

In addition part of this increase in non-interest expense was related to our adoption as of January 1, 2006 of SFAS 123R requiring the recognition of options expense equal to the fair market value as calculated at the time of the grant. Additional information concerning SFAS 123R is set forth in Note 21 to the Audited Financial Statements. Compensation for some employees of the Mortgage Division and Investment Group is commission-based and therefore subject to fluctuation. The Bank also had increases in depreciation expense, data processing fees, other operating expenses, all of which are related to the growth of the Bank.

Because of the costs associated with increased staffing at the newest branches, Financial’s efficiency ratio (that is, the cost of producing each dollar of revenue) increased slightly from 66.02% in 2005 to 70.14% for the comparable period in 2006. Management expects that the Main Street branch, the Boonsboro Road branch, and the Amherst branch (which opened in January 2007) will generate sufficient interest earning assets to compensate for the costs incurred in opening and operating those branches. Management intends that additional interest earning assets will help lower the efficiency ratio.

Sarbanes-Oxley expense decreased because Financial did not need the services of an outside consultant during 2006.

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

Management considers the following four components when calculating its loan loss reserve requirement:

•

In accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” the Bank performs an individual impairment analysis on all loans with a Risk Rating of 5 through 8. If the results of this analysis show no impairment, the Bank reserves between 0.75% and 2.00% of the principal balance of each loan to cover losses not recognized by the individualized impairment calculation.

•

In accordance with SFAS 5, “Accounting for Contingencies,” the Bank examines historical charge-off data by classification code in order to determine a portion of the reserve related to homogeneous pools. The Bank updates its historical charge-off data twice a year and adjusts the impairment accordingly. The Bank also adjusts the historical charge-off data based on the risk rated tiering system set forth above to more accurately reflect the Bank’s actual losses.

•	The Bank applies various risk factors, including, for example, levels of trends in delinquencies, current and expected economic conditions, and levels of and trends in recoveries of prior charge-offs.

•

The Bank applies factors to determine the general allowance for inherent losses related to the loan pool, including, for example, loan concentrations, regulatory examination results, and overall portfolio quality.

The Bank’s allowance for loan losses increased 17.67% from 2005 to 2006. The following table sets forth a summary of the Bank’s allowance for loan losses as of December 31, 2006, and December 31, 2005:

	Allowance for Loan Losses	Total Loan Portfolio	Percentage of Total Loan Portfolio
December 31, 2005	$1,777,000	$157,257,000	1.13%
December 31, 2006	$2,091,000	$189,560,000	1.10%

These increases resulted from application of the Bank’s commercial loan rating system and individual impairment calculations, as discussed above, as applied to a larger total loan portfolio.

Income Tax Expense of Financial

For the year ended December 31, 2006, Financial had a federal income tax expense of $982,000. Note 9 of the Audited Financial Statements provides additional information with respect to our 2006 federal income tax expense and the deferred tax accounts.

Analysis of Financial Condition

Assets

Our total assets were $232,709,000 at December 31, 2006, an increase of $36,857,000 or 18.81% from $195,852,000 at December 31, 2005. These increases may be attributed to strong deposit growth from $173,956,000 for the period ended December 31, 2005 to $201,789,000 at the end of the same period in 2006, for an increase of 16.00%. Non-interest-bearing deposits increased $7,986,000 or 30.50% from $26,186,000 at December 31, 2005 to $34,172,000 at December 31, 2006. Interest-bearing deposits increased $19,847,000 or 13.43% from $147,770,000 at December 31, 2005 to $167,617,000 at December 31, 2006. Additionally, the Bank’s effort to increase non-FDIC insured sweep accounts (repurchase agreements) resulted in an increased balance in these accounts to $8,450,000 on December 31, 2006 from $6,957,000 on December 31, 2005.

Cash and cash equivalents increased from $9,236,000 on December 31, 2005 to $9,876,000 on December 31, 2006. This increase was due primarily to an increase in the Bank’s account balances maintained at its correspondent institutions that are used to support the settlement of routine fluctuations in deposits. These routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, contribute to variations in cash and cash equivalents. The increase was offset by a decrease in federal funds sold from $4,243,000 on December 31, 2005 to $3,138,000 on December 31, 2006. Management considers the amount of the decrease in federal funds sold to be part of the normal course of business and immaterial.

Loans

Our loan portfolio is the largest and most profitable component of our earning assets. The Bank has comprehensive policies and procedures which cover both commercial and consumer loan origination and management of credit risk. Loans are underwritten in a manner that focuses on the borrower’s ability to repay. Management’s goal is not to avoid risk, but to manage it and to include credit risk as part of the pricing decision for each product.

The Bank’s loan portfolio consists of commercial short-term lines of credit, term loans, mortgage financing and construction loans that are used by the borrower to build or develop real estate properties, and consumer loans. The consumer portfolio includes residential real estate mortgages, home equity lines and installment loans.

Loans, net of unearned income and allowance, increased to $187,469,000 on December 31, 2006 from $155,480,000 on December 31, 2005. Total loans increased to $189,560,000 on December 31, 2006 from $157,257,000 on December 31, 2005. These increases can be attributed in part to an interest rate environment that made borrowing attractive to the Bank’s customers, the Bank’s increased presence in the market, and the Bank’s reputation for service.

As of December 31, 2006, the Bank had $646,000 in non-accrual loans compared with $261,000 at December 31, 2005. The Bank continues to pursue an aggressive charge off policy that also yields loan recoveries.

The following summarizes the composition of the Bank’s loan portfolio as of the date indicated by dollar amount and percentages (dollar amounts in thousands):

	December 31
	2006	%	2005	%
Real estate construction/mortgage	$130,238	68.71%	$105,361	67.00%
Commercial	36,082	19.03%	30,853	19.62%
Installment & other	23,240	12.26%	21,043	13.38%
Total loans	$189,560	100.00%	$157,257	100.00%

Investment Securities

The investment securities portfolio of the Bank is used as a source of income and liquidity. The portfolio of securities available-for-sale increased to $18,698,000 as of December 31, 2006 from $16,420,000 as of December 31, 2005.

Deposited funds are generally invested in overnight vehicles (Fed Funds) until approved loans are funded. The decision to purchase investment securities is based on several factors or a combination thereof, including:

a) The fact that yields on acceptably rated investment securities (S&P “A” rated or better) are significantly better than the overnight Fed Funds rate;

b) Whether demand for loan funding exceeds the rate at which deposits are growing, which leads to higher or lower levels of surplus cash;

c) Management’s target of maintaining a minimum of 6% of the Bank’s total assets in a combination of Fed Funds and investment securities (aggregate of available–for-sale and held-to-maturity portfolios); and

d) Whether the maturity or call schedule meets management’s asset/liability plan.

Available-for-sale securities (as opposed to held-to-maturity securities) may be liquidated at any time as funds are needed to fund loans. Liquidation of securities may result in a net loss or net gain depending on current bond yields available in the primary and secondary markets and the shape of the U.S. Treasury yield curve. Management is cognizant of its credit standards policy and does not feel pressure to maintain loan growth at the same levels as deposit growth and thus sacrifice credit quality in order to avoid security purchases.

Management has made the decision to maintain a significant portion of its available funds in liquid assets so that funds are available to fund future growth of the loan portfolio. Management believes that this strategy will allow us to maximize interest margins while maintaining appropriate levels of liquidity.

Securities held-to-maturity decreased from $7,499,000 as of December 31, 2005 to $7,494,000 as of December 31, 2006. This immaterial decrease resulted primarily from the amortization of premiums associated with the held-to-maturity portfolio. The decision to invest in securities held-to-maturity is based on the same factors as the decision to invest in securities available-for-sale except that management invests surplus funds in securities held-to-maturity only after concluding that such funds will not be necessary for liquidity purposes during the term of such security. However, the held-to-maturity securities may be pledged for such purposes as short term borrowings and as collateral for public deposits.

The balancing of the above factors along with the investment policy that management currently has in place contributed to the increase in the investment securities portfolio during 2006.

Securities available-for-sale increased $2,278,000 in 2006 to $18,698,000 from $16,420,000 at December 31, 2005. This increase is due to management’s decision to invest a portion of surplus funds generated through increased deposits into longer term fixed income securities.

The following table summarizes the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of December 31, 2006 and December 31, 2005 (amounts in 000’s):

	December 31, 2006
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	Losses
Held-to- Maturity
U.S. agency obligations	$7,494	$2	$(153)	$7,343

Available-for-sale
U.S. agency obligations	$16,007	$—	$(293)	$15,714
Mortgage - backed securities	2,203	—	(59)	2,144
Municipals	840	—	—	840

	$19,050	$—	$(352)	$18,698

	December 31, 2005
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	Losses
Held-to-maturity
U.S. agency obligations	$7,499	$9	$(141)	$7,367

Available-for-sale
U.S. agency obligations	$14,039	$—	$(303)	$13,736
Mortgage - backed securities	2,746	2	(64)	2,684

	$16,785	$2	$(367)	$16,420

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

Funding sources for the Bank primarily include paid-in capital and customer-based deposits but also include borrowed funds and cash flow from operations. The Bank has in place several agreements that will provide alternative sources of funding, including, but not limited to, lines of credit, sale of investment securities, purchase of federal funds, term loans through the Federal Home Loan Bank and correspondents, and brokered certificate of deposit arrangements. Management believes that the Bank has the ability to meet its liquidity needs.

Capital Resources

Capital adequacy is an important measure of financial stability and performance. Management’s objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profiles of financial institutions. The guidelines define capital as Tier 1 (primarily common stockholders’ equity, defined to include certain debt obligations) and Tier 2 (remaining capital generally consisting of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general valuation allowance for loan losses). The Bank’s regulatory capital levels exceed those established for well-capitalized institutions. The following table (along with Note 15 of the Audited Financial Statements) shows the minimum capital requirements and the Bank’s capital position as of December 31, 2006 and 2005.

Analysis of Capital for Bank of the James

	December 31,
	2006	2005
Tier 1 Capital:
Common stock	$4,323	$4,269
Additional paid in capital	7,706	7,424
Retained earnings	4,914	3,223

Total Tier 1 Capital	$16,943	$14,916

Tier 2 Capital:
Allowance for loan losses	2,091	1,777

Total Tier 2 Capital:	$2,091	$1,777

Total risk-based capital	$19,034	$16,693

Risk weighted assets	$186,290	$156,436
Average total assets	$221,169	$192,498

	December 31,		Regulatory Minimums
	2006	2005	Capital Adequacy	Well Capitalized
Capital Ratios:
Tier 1 risk-based capital ratio	9.09%	9.53%	4.00%	6.00%
Total risk-based capital ratio	10.22%	10.67%	8.00%	10.00%
Tier 1 capital to average total assets	7.66%	7.75%	4.00%	5.00%

The Bank was initially capitalized through a public offering of its common stock, $4.00 (split adjusted to $2.14) par value per share (“Common Stock”), at $10.00 per share, which concluded in February, 1999 and resulted in a capitalization of the Bank of $9,356,300. On December 22, 2006, Financial completed a follow-on offering pursuant to which it raised $5,147,000 (net of costs and expenses of $106,000). As a result of these two offerings and funds generated from operations, Financial currently has sufficient liquidity and capital with which to operate.

The above table sets forth the capital position and analysis for the Bank only. On February 1, 2007, Financial made a capital contribution of $5,000,000 from the proceeds of the follow-on offering to the Bank. The above table is as of December 31, 2006 and does not include this contribution.

Stockholder’s Equity

Stockholders’ equity increased $7,255,000, or 49.44% from $14,676,000 on December 31, 2005 to $21,931,000 on December 31, 2006. The majority of this increase, $5,147,000, is attributable to proceeds from the sale of Financial’s common stock during the recent follow-on offering that closed on December 22, 2006. The remaining portion is attributable to a) an increase in retained earnings of $1,765,000 from Financial’s operating income; and b) proceeds of $184,000 received from the exercise of options by employees. The overall increase was partially offset by the unrealized loss on securities available-for-sale.

Asset Quality

We perform monthly reviews of all delinquent loans and loan officers are charged with working with customers to resolve potential payment issues. We generally classify a loan as nonaccrual when it is deemed uncollectible or when the borrower has not made a payment in 90 days. We generally restore a loan if i) a borrower is no longer 90 days past due on the loan; and ii) management determines that a borrower has the capacity to repay the loan.

Non-accrual loans increased to $646,000 on December 31, 2006 from $261,000 on December 31, 2005. Management has provided for the anticipated losses on these loans in the loan loss reserve. Other real estate owned, which is accounted for in the “other assets” section of the Statement of Financial Condition, increased to $535,000 on December 31, 2006 from $0 on December 31, 2005. Following defaults in obligations to the Bank, the Bank purchased by deed in lieu of foreclosure a single family residence. This increase in other real estate owned resulted from this purchase. Management anticipates that any loss on the sale of this property will not have a material impact on our financial condition.

An external loan review firm examined the Bank’s loan portfolio in April, 2006. After examination of approximately 70 customer relationships comprising 144 loans totaling $47,600,000 in exposure, or approximately 23.7% of the Bank’s total outstanding loan balances as of March 31, 2006, the results of the external loan review showed the Bank’s loan portfolio to be sound and the credit underwriting practices to be fully satisfactory as compared to peer group institutions.

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

Management also is attempting to mitigate interest rate risk by limiting the dollar amount of loans carried on its balance sheet that have fixed rates in excess of five years. To reduce our exposure to interest rate risks inherent with longer term fixed rate loans, we generally do not hold such mortgages on our books. The Bank established the Mortgage Division to serve potential customers that desired fixed rate loans in excess of five years.

Management believes that Financial has been successful in managing its net interest margin despite numerous adjustments by the FOMC since 2001. During 2006, the Bank’s prime rate increased from 7.25% to 8.25% and as of March, 2007 was 8.25%. Our net interest margin was under pressure in part because certain higher variable rate loans were paid in full in advance of the maturity date and the proceeds were reinvested in fixed rate loans during a rising interest rate environment. Financial’s spread on earning assets to interest bearing liabilities decreased from 4.29% in 2005 to 4.00% in 2006. Management attempts to mitigate this pressure by constantly monitoring and repricing deposits.

Management monitors interest rate levels on a daily basis and meets in the form of the Asset/Liability Committee (“ALCO”) at least weekly or when a special situation arises (e.g., FOMC unscheduled rate change). The following reports and/or tools are used to assess the current interest rate environment and its impact on Financial’s earnings and liquidity: monthly and year-to-date net interest margin and spread calculations, monthly and year-to-date balance sheet and income statements versus budget (including quarterly interest rate shock analysis), quarterly net portfolio value analysis, a weekly survey of rates offered by other local competitive institutions, and gap analysis which matches maturities or repricing dates of interest sensitive assets to those of interest sensitive liabilities.

Financial currently subscribes to computer simulated modeling tools made available through its consultant, FinPro, Inc., to aid in asset/liability analysis. In addition to monitoring by the ALCO and Investment Committee, the board is informed of the current asset/liability position and its potential effect on earnings at least quarterly.

The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and related revenue, expense and corresponding weighted average yields and rates. The average balances used in this table and other statistical data were calculated using average daily balances.

Net Interest Margin Analysis

Average Balance Sheets

	For the Twelve Months Ended December 31,
	2006			2005
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS

Loans, including fees	$167,840	$13,280	7.91%	$149,387	$10,904	7.30%
Federal funds sold	2,261	113	5.00%	1,879	58	3.09%
Securities	25,778	1,240	4.81%	22,699	1,036	4.56%
Federal agency equities	731	47	6.43%	622	30	4.82%
CBB equity	56	—	—	56	—	—

Total earning assets	196,666	14,680	7.46%	174,643	12,028	6.89%

Allowance for loan losses	(1,988)			(1,575)
Non-earning assets	12,717			10,702

Total assets	$207,395			$183,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	$31,824	$814	2.56%	$18,915	$216	1.14%
Savings	22,371	420	1.88%	44,440	858	1.93%
Time deposits	101,486	4,224	4.16%	76,861	2,591	3.37%

Total interest bearing deposits	155,681	5,458	3.51%	140,216	3,665	2.61%
Other borrowed funds
Fed funds purchased	715	39	5.45%	742	28	3.77%
Repurchase agreements	7,694	187	2.43%	4,823	86	1.78%
Total interest-bearing liabilities	164,090	5,684	3.46%	145,781	3,779	2.59%

Non-interest bearing deposits	27,316			23,953
Other liabilities	437			207

Total liabilities	191,843			169,941
Stockholders’ equity	15,552			13,829

Total liabilities and
Stockholders’ equity	$207,395			$183,770

Net interest earnings		$8,996			$8,249

Net interest margin			4.57%			4.72%

Interest spread			4.00%			4.29%

Current Trends

A variety and wide scope of economic factors affect Financial’s success and earnings. Although interest rate trends are one of the most important of these factors, Financial believes that interest rates cannot be predicted with a reasonable level of confidence and therefore does not attempt to do so with complicated economic models. Management believes that the best defense against wide swings in interest rate levels is to minimize vulnerability at all potential interest rate levels. Rather than concentrate on any one interest rate scenario, Financial prepares for the opposite as well, in order to safeguard margins against the unexpected.

The upward trend in short term interest rates during 2005 and 2006 was due to the actions of the FOMC resulting from an accelerating economy which resulted in an inverted yield curve for most of 2006. Although it cannot be certain, management believes that short term interest rates will either remain stable or begin to trend downward sometime during 2007. Given the FOMC’s recent statements, short term rates cannot be predicted. It also cannot be predicted what effect a change in short term rates will have on the long term interest rates and the resulting shape of the yield curve. An increase in long-term interest rates is likely to have an adverse impact on the Mortgage Division, primarily due to reduced refinancing opportunities.

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

	Contract Amounts at December 31,
	2006	2005
Commitments to extend credit	$37,998,000	$33,363,000
Standby letters of credit	2,882,000	2,555,000

Total	$40,880,000	$35,918,000

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

Expansion Plans

The Bank previously disclosed that it had purchased property located at 164 South Main Street in the Town of Amherst, Virginia and was upfitting the property for use as a branch bank. On January 24, 2007, the Bank opened a branch office at this location.

Subject to regulatory approval, the Bank anticipates opening additional branches during the next two fiscal years. Although numerous factors could influence the Bank’s expansion plans, the following discussion provides a general overview of the of the additional branch locations that the Bank currently is considering.

City of Bedford, Virginia. As previously disclosed, the Bank had an option to purchase certain property located in the City of Bedford, Virginia. Although this option has expired according to its terms, the Bank continues to evaluate the feasibility of this property as a location on which to open a branch and anticipates that it will reach an agreement to purchase the property. The Bank does not anticipate requesting approval to open a branch at this location prior to 2008.

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

Smith Mountain Lake (Moneta), Virginia. The Bank previously entered into a contract to purchase real estate located at 14694 Moneta Road, Moneta, Virginia. Based on the results of the feasibility study undertaken in accordance with the provisions of the contract, the Bank determined that it did not want to purchase the property and terminated the contract. The Bank will continue to evaluate other locations in the Smith Mountain Lake area.

Although the Bank cannot predict with certainty the financial impact of each new branch, management generally anticipates that each new branch will become profitable within 12 to 18 months of operation.

Item 7.	Financial Statements

The following financial statements are filed as a part of this report:

Report of Independent Registered Public Accounting Firms

Consolidated Financial Statements

Balance Sheets, December 31, 2006 and 2005

Statements of Income, Years Ended December 31, 2006 and December 31, 2005

Statements of Changes in Stockholders’ Equity and Comprehensive Income, Years Ended December 31, 2006 and

December 31, 2005

Statements of Cash Flows, Years Ended December 31, 2006 and December 31, 2005

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Bank of the James Financial Group, Inc.

Lynchburg, Virginia

We have audited the consolidated balance sheet of Bank of the James Financial Group, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of the James Financial Group, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia

March 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Bank of the James Financial Group, Inc.

Lynchburg, Virginia

We have audited the accompanying consolidated balance sheet of Bank of the James Financial Group, Inc. and subsidiary as of December 31, 2005, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of the James Financial Group, Inc. and subsidiary as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Raleigh, North Carolina

February 28, 2006

BANK OF THE JAMES FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share amounts)

	December 31,
	2006	2005
Assets
Cash and due from banks	$6,738	$4,993
Federal funds sold	3,138	4,243

Total cash and cash equivalents	9,876	9,236

Securities held-to-maturity (fair value of $7,343 in 2006 and $7,367 in 2005)	7,494	7,499
Securities available-for-sale, at fair value	18,698	16,420
Restricted stock, at cost	799	749
Loans, net of allowance for loan losses of $2,091 in 2006 and $1,777 in 2005	187,469	155,480
Premises and equipment, net	5,644	4,896
Interest receivable	1,310	1,076
Deferred tax asset	563	219
Other assets	856	277

Total Assets	$232,709	$195,852

Liabilities and Stockholders’ Equity

Deposits
Non-interest bearing demand	$34,172	$26,186
NOW, money market and savings	58,104	51,713
Time	109,513	96,057

Total deposits	201,789	173,956

Repurchase agreements	8,450	6,957
Income taxes payable	107	60
Interest payable	307	148
Other liabilities	125	55

Total liabilities	$210,778	$181,176

Commitments and contingencies

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares, issued and outstanding 2,296,424 in 2006 and 2,001,495 in 2005	4,914	4,269
Additional paid-in-capital	12,261	7,424
Retained earnings	4,989	3,224
Accumulated other comprehensive (loss)	(233)	(241)

Total stockholders’ equity	$21,931	$14,676

Total liabilities and stockholders’ equity	$232,709	$195,852

See notes to the financial statements

BANK OF THE JAMES FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENT OF INCOME

(dollars in thousands, except share and per share amounts)

	Years Ended December 31,
	2006	2005
Interest and Dividend Income
Loans	$13,280	$10,904
Securities
US agency obligations	1,131	944
Mortgage backed	109	92
Dividends	47	30
Federal funds sold	113	58

Total interest income	14,680	12,028

Interest Expense
Deposits
NOW , money market and savings	1,234	1,074
Time Deposits	4,224	2,591
Federal funds purchased	39	28
Repurchase agreements	187	86

Total interest expense	5,684	3,779

Net interest income	8,996	8,249

Provision for loan losses	630	803

Net interest income after provision for loan losses	8,366	7,446

Other operating income
Mortgage fee income	1,230	1,265
Service charges and fees	806	589
Other	271	227
Gain on sale of securities	7	10

Total other operating income	2,314	2,091

Other operating expenses
Salaries and employee benefits	4,129	3,245
Occupancy	615	522
Equipment	828	779
Supplies	291	289
Professional, data processing and other outside expenses	1,003	843
Marketing	329	279
Credit expense	195	216
Other	543	561
Sarbanes-Oxley compliance	—	92

Total other operating expenses	7,933	6,826

Income before income taxes	2,747	2,711
Income tax expense	(982)	(920)

Net Income	$1,765	$1,791

Income per common share—basic	$0.88	$0.90

Income per common share—diluted	$0.82	$0.86

See notes to the financial statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Total Shares Outstanding		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total
Balance at December 31, 2004	1,936,010	(1)	$4,129	$7,237	$1,433	$(13)	$12,786

Net Income	—		—	—	1,791	—	1,791

Changes in unrealized gains on securities available for sale net of deferred taxes of $(124)	—		—	—	—	(242)	(242)

Reclassification adjustment for gains included in net income, net of income tax expense of $5	—		—	—	—	14	14

Comprehensive Income							1,563

Exercise of stock options	65,485		140	187	—	—	327

Balance at December 31, 2005	2,001,495		$4,269	$7,424	$3,224	$(241)	$14,676

Net Income	—		—	—	1,765	—	1,765

Changes in unrealized gains on securities available for sale net of deferred taxes of $6	—		—	—	—	13	13

Reclassification adjustment for gains included in net income, net of income tax expense $(2)	—		—	—	—	(5)	(5)

Comprehensive Income							1,773

Exercise of stock options	18,483		53	131	—	—	184

Stock compensation expense			—	151	—	—	151

Net proceeds from sale of common stock	276,446		592	4,555	—	—	5,147

Balance at December 31, 2006	2,296,424		$4,914	$12,261	$4,989	$(233)	$21,931

(1)	Previous year end shares outstanding figures have been adjusted to include all dividends declared and paid to date. Partial shares greater than or equal to 0.5 were rounded upward.

See notes to the financial statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2006	2005
Cash flows from operating activities
Net Income	$1,765	$1,791
Adjustments to reconcile net income to net cash provided by operating activities

Depreciation	629	613
Net amortization and accretion of premiums and discounts on securities	71	90
Gain on sale of available for sale securities	(7)	(10)
Provision for loan losses	630	803
Stock compensation expense	151	—
Provision for (benefit of) deferred income taxes	(178)	16
(Increase) in interest receivable	(234)	(93)
(Increase) decrease in other assets	(581)	239
Increase in income taxes payable	46	61
Increase in interest payable	159	83
Increase (decrease) in other liabilities	(99)	(27)

Net cash provided by operating activities	$2,352	$3,566

Cash flows from investing activities
Purchases of securities held to maturity	$(1,000)	$(4,010)
Proceeds from maturities and calls of securities held to maturity	1,000	5,500
Purchases of securities available for sale	(6,827)	(15,320)
Proceeds from maturities and calls of securities available for sale	500	6,099
Proceeds from sale of securities available for sale	4,004	3,297
Purchases of Federal Home Loan Bank stock	(50)	(52)
Purchases of Federal Reserve Bank stock	—	(70)
Origination of loans, net of principal collected	(32,618)	(16,012)
Purchases of premises and equipment	(1,377)	(890)

Net cash used in investing activities	$(36,368)	$(21,458)

Cash flows from financing activities
Net increase in deposits	$27,833	$20,122
Net (decrease) in federal funds purchased	—	(999)
Net increase in repurchase agreements	1,493	3,698
Proceeds from common stock offering	5,147	—
Proceeds from exercise of stock options	184	327

Net cash provided by financing activities	$34,657	$23,148

Increase in cash and cash equivalents	640	5,256
Cash and cash equivalents at beginning of period	9,236	3,980

Cash and cash equivalents at end of period	$9,876	$9,236

Non cash transactions
Transfer of loans to foreclosed assets	$535	$(85)
Fair value adjustment for securities	$12	$(346)

Cash transactions
Cash paid for interest	$5,525	$3,696
Cash paid for taxes	989	865

See notes to the financial statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(In thousands, except share and per share data)

Note 1 – Organization

Bank of the James Financial Group, Inc. (“Financial” or the “Company”), a Virginia corporation, was organized in 2003 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Financial is headquartered in Lynchburg, Virginia. Financial conducts its business activities through the branch offices of its wholly owned subsidiary bank, Bank of the James (the “Bank”) and through BOTJ Investment Group, Inc. (“BOTJIG”), a wholly-owned investment services firm operating from an office within the Bank branch located at 615 Church Street in Lynchburg. Financial exists primarily for the purpose of holding the stock of its subsidiaries, the Bank and BOTJIG, and of such other subsidiaries as it may acquire or establish.

Bank of the James was incorporated on October 23, 1998, and began banking operations on July 22, 1999. The Bank is a Virginia chartered bank and is engaged in lending and deposit gathering activities in Region 2000, which includes the counties of Amherst, Appomattox, Bedford and Campbell and the cities of Bedford and Lynchburg, Virginia. It operates under the laws of Virginia and the Rules and Regulations of the Federal Reserve System and the Federal Deposit Insurance Corporation. The Bank’s seven locations consist of four in Lynchburg, Virginia, one in Forest, Virginia which includes the Mortgage Division, one in Madison Heights, Virginia, and one in the Town of Amherst, Virginia.

Note 2 – Summary of significant accounting policies

Consolidation

The consolidated financial statements include the accounts of Bank of the James Financial Group, Inc. and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation and use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

Cash and cash equivalents

Cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within ninety days. Generally, federal funds are purchased and sold for one-day periods.

Securities

The Bank classifies its securities in three categories: (1) debt securities that the Bank has the positive intent and ability to hold to maturity are classified as “held-to-maturity securities” and reported at amortized cost, amortization of premiums and accretion of discounts are adjusted on a basis which approximates the level yield method; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(In thousands, except share and per share data)

Note 2 – Summary of significant accounting policies (continued)

near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in net income; and (3) debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as “available-for-sale securities” and reported at fair value, with unrealized gains and losses excluded from net income and reported in a separate component of stockholders’ equity, net of applicable deferred taxes. The Bank does not engage in trading securities.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In determining whether other-than-temporary impairment exists, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability Financial to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Restricted investments

As members of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of Atlanta (FHLB), the Bank is required to maintain certain minimum investments in the common stock of the FRB and FHLB, which are carried at cost. Required levels of investment are based upon the Bank’s capital and a percentage of qualifying assets.

Loans

Financial grants real estate, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by real estate loans collateralized by real estate within Region 2000. The ability of Financial’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on real estate and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Consumer term loans are typically charged-off no later than 120 days whereas consumer revolving credit loans are typically charged-off no later than 180 days. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current (within 90 days past due) and future payments are reasonably assured.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(In thousands, except share and per share data)

Note 2 – Summary of significant accounting policies (continued)

Allowance for loan loss

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that Financial will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by evaluating the fair value of the underlying collateral.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, Financial does not separately identify individual consumer loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Property, equipment and depreciation

Property and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets on the straight-line basis, which range from 3 to 7 years for equipment and 10 to 39.5 years for buildings and improvements. Leasehold improvements are amortized over a term which includes the remaining lease term and probable renewal periods. Land is carried at cost and is not depreciable. Expenditures for major renewals and betterments are capitalized and those for maintenance and repairs are charged to operating expenses as incurred.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(In thousands, except share and per share data)

Note 2 – Summary of significant accounting policies (continued)

Foreclosed properties

Foreclosed properties consist of properties acquired through foreclosure or deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value less estimated costs to sell at the date of foreclosure. Losses from the acquisition of property in full or partial satisfaction of loans are charged against the allowance for loan losses. Subsequent write-downs, if any, are charged against expense. Gains and losses on the sales of foreclosed properties are included in determining net income in the year of the sale.

Income taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Stock options

Effective January 1, 2006, Financial adopted SFAS No. 123R (Revised 2004), Share-Based Payment (“SFAS No.123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25). SFAS No. 123R requires the costs resulting from all share-based payments to employees be recognized in the financial statements. Stock-based compensation is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value. The model employs the following assumptions:

1.	Dividend yield – calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant;

2.	Expected life (term of the option) – based on the average of the contractual life and vesting schedule for the respective option;

3.	Expected volatility – based on the monthly historical volatility of Financial’s stock price over the expected life of the options;

4.	Risk-free interest rate – based on the 10 year U.S. Treasury yield on the day of grant.

Under APB Opinion No. 25, compensation expense was generally not recognized if the exercise price of the option equaled or exceeded the market price of the stock on the date of grant. For the year ended December 31, 2006, Financial recognized stock-based compensation expense of $99 thousand, net of tax, in accordance with SFAS No. 123R. The following table details the effect on net income and earnings per share had the stock-based compensation expense for stock awards been recorded in periods prior to 2006 base on the fair-value method under SFAS No. 123R.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the year ended December 31, 2005; dividend yield of 0%, expected volatility of 40%, a risk-free interest rate of 4.47%, and expected lives of 7 years. The following weighted average assumptions were used for the year ended December 31, 2006; dividend yield of 0%, expected volatility of 40%, a risk-free interest rate of 4.87%, and expected lives of 7 years. During 2006, the company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (“SAB 107”) when reviewing and updating assumptions.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(In thousands, except share and per share data)

Note 2 – Summary of significant accounting policies (continued)

Year ended December 31 2005
Net income:
As reported	$1,791
Deduct: total stock-based compensation cost determined under the fair value method, net of tax	(519)

Pro forma	$1,272

Basic earnings per share:
As reported	$0.90
Pro forma	$0.64
Diluted earnings per share:
As reported	$0.86
Pro forma	$0.61

Financial has elected to adopt the modified prospective method which requires compensation expense to be recorded for the unvested portion of previously issued awards that remained outstanding as of January 1, 2006. In addition, compensation expense is recorded for any awards issued, modified, or settled after the effective date of this standard and prior periods are not restated. For awards granted prior to the effective date, the unvested portion of the awards are recognized in periods subsequent to the adoption based on the grant date fair value determined for pro forma disclosure purposes under SFAS No. 123.

SFAS No. 123R requires Financial to estimate forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period or vesting schedule based on the extent to which actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also will impact the amount of estimated unamortized compensation expense to be recognized in future periods.

Reclassification

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(In thousands, except share and per share data)

Note 2 – Summary of significant accounting policies (continued)

In accordance with the provisions of the SFAS 130, the Bank has included in the accompanying financial statements, comprehensive income resulting from such activities. Comprehensive income consists of the net income or loss and net unrealized income or losses on securities available-for-sale. These amounts are reported net of the income tax effect less any related allowance for realization. Also, accumulated other comprehensive income is included as a separate disclosure within the statements of changes in stockholders’ equity in the accompanying financial statements.

Marketing

The Bank expenses advertising costs as incurred.

Note 3 – Restrictions on cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were approximately $929 and $788 for the weeks including December 31, 2006 and 2005, respectively.

Note 4 – Securities

A summary of the amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

(rest of page intentionally blank)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(In thousands, except share and per share data)

Note 4 – Securities (continued)

	December 31, 2006
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Held to Maturity
U.S. agency obligations	$7,494	$2	$(153)	$7,343

Available-for-sale
U.S. agency obligations	$16,007	$—	$(293)	$15,714
Mortgage-backed securities	2,203	—	(59)	2,144
Municipals	840	—	—	840

	$19,050	$—	$(352)	$18,698

	December 31, 2005
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Held to Maturity
U.S. agency obligations	$7,499	$9	$(141)	$7,367

Available-for-sale
U.S. agency obligations	$14,039	$—	$(303)	$13,736
Mortgage-backed securities	2,746	2	(64)	2,684

	$16,785	$2	$(367)	$16,420

The following tables show the gross unrealized losses and fair value of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005:

December 31, 2006	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency obligations	$3,957	$32	$18,595	$414	$22,552	$446
Mortgage-backed securities	—	—	1,896	59	1,896	59

Total temporarily impaired securities	$3,957	$32	$20,491	$473	$24,448	$505

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and may do so more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Financial to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2006, the Company does not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. The securities, which consist of 23 bonds, are S&P rated AAA and indirectly backed by the U.S. Government. For these reasons, management believes the default risk to be minimal. The $24,448 in securities in which there is an unrealized loss of $505 includes unrealized losses ranging from $1 to $49 or from 0.01% to 4.36% of the original cost of the investment. As management has the ability to hold securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

The amortized costs and fair values of securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available-for-Sale
	Amortized Cost	Fair Values	Amortized Cost	Fair Values
Due after one year through five years	$2,000	$1,951	$6,987	$6,836
Due after five years through ten years	1,001	987	3,905	3,833
Due after ten years	4,493	4,405	8,158	8,029

	$7,494	$7,343	$19,050	$18,698

The Bank sold $4,004 of securities available for sale in 2006 with realized gains totaling $7. The Bank sold $3,297 of securities available-for-sale in 2005 with realized gains on the sales totaling $10.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(In thousands, except share and per share data)

Note 4 – Securities (continued)

The amortized costs of securities pledged to collateralize public deposits were approximately $14,997 and $11,533 (fair value of $14,686 and $11,305) at December 31, 2006 and 2005, respectively.

Note 5 – Loans and allowance for loan losses

A summary of loans, net is as follows:

	December 31,
	2006	2005
Real estate—residential	$130,238	$105,361
Commercial loans	36,082	30,853
Installment and other	23,240	21,043

Total loans	189,560	157,257
Less allowance for loan losses	2,091	1,777

Net loans	$187,469	$155,480

The activity in the allowance for loan losses for 2006 and 2005 is summarized as follows:

	2006	2005
Balance at beginning of period	$1,777	$1,419
Provision charged to operations	630	803
Loan charge-offs	(403)	(485)
Loan recoveries	87	40

Balance at end of period	$2,091	$1,777

At December 31, 2006 and 2005, the recorded investment in loans which have been identified as impaired loans, in accordance with Statement of Financial Accounting Standards No. 114, “Accounting for Creditors for Impairment of a Loan” (SFAS 114), totaled $646 and $261, respectively. The valuation allowance related to impaired loans on December 31, 2006 and 2005 is $108 and $58, respectively. During 2006 and 2005, the average investment of impaired loans was $589 and $286, respectively. The amount of interest income recorded by the Bank during 2006 and 2005 on impaired loans was approximately $14 and $5, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(In thousands, except share and per share data)

Note 5 – Loans and allowance for loan losses (continued)

There were no nonaccrual loans excluded from impaired loan disclosure at December 31, 2006 and 2005.

The Bank grants primarily commercial, real estate, and installment loans to customers throughout its market area, which consists primarily of Region 2000 which includes the counties of Amherst, Appomattox, Bedford and Campbell and the cities of Bedford and Lynchburg, Virginia. The real estate portfolio can be affected by the condition of the local real estate market. The commercial and installment loan portfolio can be affected by the local economic conditions.

The Bank’s officers, directors and their related interests have various types of loan relationships with the Bank. The total outstanding balances of these related party loans at December 31, 2006 and 2005 were $2,559 and $2,534 respectively. During 2006, new loans and advances amounted to $167 and repayments amounted to $138. Other changes amounted to $4 in 2006, which represent loans to a former director. The terms and interest rates of these loans are similar to those for comparable loans with other borrowers of the Bank.

Note 6 – Premises and equipment

Property and equipment at December 31, 2006 and 2005 are summarized as follows:

	December 31,
	2006	2005
Land	$542	$542
Building and improvements	2,528	2,526
Construction in progress	814	107
Furniture and equipment	3,476	2,956
Leasehold improvements	1,279	1,131

	8,639	7,262
Less accumulated depreciation	2,995	2,366

Net property and equipment	$5,644	$4,896

Total depreciation expense for the years ended December 31, 2006 and 2005 was $629 and $613 respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(In thousands, except share and per share data)

Note 7 – Deposits

A summary of deposit accounts is as follows:

	December 31,
	2006	2005
Demand
Non-interest bearing	$34,172	$26,186
Interest bearing	42,617	19,109
Savings	15,487	32,604
Time, $100,000 or more	31,835	27,532
Other time	77,678	68,525

	$201,789	$173,956

At December 31, 2006, maturities of time deposits are scheduled as follows:

Year Ending	Amount
2007	$74,382
2008	3,557
2009	7,349
2010	20,582
2011	3,623
Thereafter	20

$109,513

The Bank held related party deposits of $1,750 and $3,892 at December 31, 2006 and 2005, respectively.

Note 8 – Other borrowings

Short-term borrowings consist of the following at December 31, 2006 and 2005:

	2006	2005
Securities sold under agreements to repurchase	$8,450	$6,957

Weighted interest rate	2.43%	2.04%

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(In thousands, except share and per share data)

Note 8 – Other borrowings (continued)

with customers and generally mature the day following the date sold. Short-term borrowings may also include Federal funds purchased, which are unsecured overnight borrowings from other financial institutions.

Unsecured federal fund lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $4,900; Suntrust Bank, $3,000; and Compass Bank, $2,250. In addition, the Bank maintains a $3,000 reverse repurchase agreement with Suntrust whereby securities may be pledged as collateral in exchange for funds for a minimum of 30 days with a maximum of 90 days. The Bank also maintains a secured federal funds line with Community Bankers’ Bank whereby it may pledge securities as collateral with no specified minimum or maximum amount or term.

Note 9 – Income taxes

Income tax expense attributable to income before income tax expense is summarized as follows:

	December 31,
	2006	2005
Current federal income tax expense	$1,160	$1,131
Deferred federal income tax (benefit)	(178)	(211)

Income tax provision	$982	$920

Income tax expense differed from amounts computed by applying the U.S. Federal income tax rate of 34% to income before income tax expense as a result of the following:

	2006	2005
Computed “expected” income tax provision (benefit)	$934	$920
Increase (reduction) in income tax benefit resulting from Non-deductible expenses	48	3
Other	—	(3)

Income tax provision	$982	$920

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(In thousands, except share and per share data)

Note 9 – Income taxes (continued)

	2006	2005
Deferred tax assets
Allowance for loan losses	$530	$195
Unrealized loss on available-for-sale securities	120	124

Gross deferred tax assets	650	319

Deferred tax liability
Depreciation	72	100
Prepaid expenses	15	—

Gross deferred tax liability	87	100

Net deferred tax asset	$563	$219

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

The basic and diluted earnings per share calculations are as follows:

	2006	2005
Numerator:
Net income available to stockholders	$1,765	$1,791

Denominator:
Weighted-average shares outstanding	2,150,631	2,077,517

Basic EPS weighted average shares outstanding	2,014,768	1,988,118
Effect of dilutive securities:
Incremental shares attributable to Stock Option Plan	135,863	89,399

Diluted EPS weighted-average shares outstanding	2,150,631	2,077,517

Basic earnings per share	$0.88	$0.90

Diluted earnings per share	$0.82	$0.86

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(In thousands, except share and per share data)

Note 11 – Defined contribution benefit plan

The bank adopted a 401(k) defined contribution plan on October 1, 2000, which is administered by the Virginia Bankers’ Association. Participants have the right to contribute up to a maximum of 19% of pretax annual compensation or the maximum allowed under Section 401(g) of the internal revenue Code, whichever is less. In 2006 and 2005 the Bank made a matching contribution to the plan in the amount of 50% of the first 6% of the elective contributions made by the participants. The bank’s expense for the plan totaled $79 and $63 for 2006 and 2005, respectively.

Note 12 – Stock option plan

On October 21, 1999, the Board of Directors adopted the “1999 Stock Option Plan” for officers and employees. In January 2005 and 2006, stock dividends of 50% and 25% respectively were declared affecting the aforementioned grants retroactively (See Note 13). There are 5,679 remaining shares available for grant as of December 31, 2006.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Prior to January 1, 2006, no compensation expense was recognized by the Company for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant. The Company has not issued any non-vested stock.

Stock option plan activity for the twelve months ended December 31, 2006 is summarized below:

(rest of page intentionally blank)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(In thousands, except share and per share data)

Note 12 – Stock option plan (continued)

	Available for Grant	Options Granted/ Outstanding
Balance December 31, 2004	80,494	315,291
Adjustment for dividend effect (rounding)	11	30
Forfeited	1,984	(1,984)
Granted	(77,199)	77,199
Exercised	—	(65,485)

Balance December 31, 2005	5,290	325,051
Forfeited	2,689	(2,689)
Granted	(2,300)	2,300
Exercised	—	(18,483)

Balance December 31, 2006	5,679	306,179

The following summarized information concerning currently outstanding and exercisable options as adjusted for all stock dividends previously declared and paid:

Options Exercisable
Exercise Price	Options Granted/ Outstanding	Remaining Contractual Life	Number of Options Vested
$4.85	31,353	2.8	31,353
$4.85	2,063	3.3	2,063
$5.33	23,718	3.9	23,718
$5.45	30,220	5.0	30,220
$7.27	39,297	6.0	39,297
$9.39	4,125	6.8	4,125
$10.79	53,015	7.0	53,015
$12.00	3,750	7.3	3,750
$13.33	43,891	7.9	43,891
$15.15	2,625	8.9	1,313
$16.00	69,822	8.9	69,822
$19.80	2,000	9.3	—
$20.00	300	9.3	—

	306,179		302,567

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(In thousands, except share and per share data)

Note 12 - Stock option plan (continued)

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of in-the-money options (Aggregate Intrinsic Value)
Options outstanding, January 1, 2006	325,051	$10.35
Granted	2,300	19.83
Exercised	(18,483)	9.97
Forfeited	(2,689)	14.32

Options outstanding, December 31, 2006	306,179	$10.39	6.58	$2,622

Options exercisable, December 31, 2006	302,567	$10.30	6.55	$2,617

The total approximate value of in-the-money options exercised during 2006 was $167. As of December 31, 2006 there was approximately $14 of total unrecognized compensation expense related to non vested option awards which will be recognized over the remaining service period.

Note 13 – Stockholders’ equity

The Bank was initially capitalized through a public offering of its common stock, $4.00 (split adjusted to $2.14) par value per share (“Common Stock”), at $10.00 per share, which concluded in February, 1999 and resulted in a capitalization of the Bank of $9,356,300. On December 22, 2006, Financial completed a follow-on offering pursuant to which it raised $5,147,000 (net of costs and expenses of $106,000). As a result of these two offerings and funds generated from operations, Financial currently has sufficient liquidity and capital with which to operate.

The Bank is subject to certain legal and regulatory restrictions on the amount of cash dividends it may declare. As of December 31, 2006, the aggregate amount of unrestricted funds which could be transferred from Financial’s subsidiaries to Financial without regulatory approval, totaled $5,028 or 23% of consolidated net assets.

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

On January 17, 2006, the Board of Directors of Bank of the James Financial Group, Inc. declared a 25% stock split effected in the form of a dividend to its shareholders of record on January 10, 2006. The dividend was paid on March 10, 2006 and increased the outstanding shares of common stock from 1,601,047 to 2,001,495. All per share amounts have been retroactively adjusted to reflect this dividend.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(In thousands, except share and per share data)

Note 14 – Regulatory matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2006 that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual regulatory capital amounts and ratios for December 31, 2006 and 2005 are also presented in the table below, dollars are in thousands.

As of December 31, 2006, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

On February 1, 2007, $5,000,000 of additional capital from Financial’s recent common stock offering was transferred to the Bank level in the form of a capital contribution. The additional capital is not reflected in the tables below which are Bank only tables:

	December 31, 2006
	(dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)	$19,034	10.2%	$14,903	>8.0%	$18,629	>10.0%
Tier I capital
(to risk-weighted assets)	$16,943	9.1%	$7,452	>4.0%	$11,177	>6.0%
Tier I capital (leverage)
(to average assets)	$16,943	7.7%	$8,847	>4.0%	$11,058	>5.0%

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(In thousands, except share and per share data)

Note 14 – Regulatory matters (all amounts in thousands) (continued)

	December 31, 2005
	(dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)	$16,693	10.7%	$12,515	>8.0%	$15,644	>10.0%
Tier I capital
(to risk-weighted assets)	$14,916	9.5%	$6,257	>4.0%	$9,386	>6.0%
Tier I capital (leverage)
(to average assets)	$14,916	7.8%	$7,700	>4.0%	$9,625	>5.0%

Note 15 – Contingent liabilities

The Bank rents, under non-cancelable leases, three of its banking facilities and one mortgage production office. The initial term of the lease for 615 Church Street is for five years with an additional renewal term of five years. The Bank chose to accept the additional renewal period of 5 years and has 2.5 years remaining on this lease.

The Bank entered into a lease agreement for 828 Main Street with Jamesview Investments, LLC of which a Board member is a 33% owner. The initial term of the lease is 10 years with two five year renewal options for a total of 20 years. The Bank has 17.5 years remaining on this lease including option periods. The total expense to be incurred by the Bank over the course of the lease, including options to extend, is $1,837.

In December 2005, the Bank entered into a lease agreement for 4935 Boonsboro Road with Forehand Family Limited Partnership. The initial term of the lease is 5 years with two five year renewal options for a total of 15 years. The Bank has 14 years remaining on this lease including option periods.

In September 2006, the Bank entered into a lease agreement for a mortgage origination office at 14662 Moneta Road, Moneta, Virginia with Lakeland Development Corporation. The initial term of the lease is 3 years with 1 year renewal periods thereafter. The Bank has 2.8 years remaining on the initial 3 year term of the lease.

Rental expenses under operating leases were $274 and $216 for the years ended December 31, 2006 and 2005, respectively.

The current minimum annual rental commitments under the non-cancelable leases in effect at December 31, 2006 are as follows:

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(In thousands, except share and per share data)

Note 15 – Contingent liabilities (continued)

Year Ending	Amount
2007	$268
2008	273
2009	240
2010	240
2011	278
Thereafter	741

$2,040

Note 16 – Financial instruments with off-balance-sheet risk

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

Financial instruments whose contract amounts represent credit risk are as follows:

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(In thousands, except share and per share data)

Note 16 – Financial instruments with off-balance-sheet risk (continued)

	Contract Amounts at December 31,
	2006	2005
Commitments to extend credit	$37,998	$33,363

Standby letters of credit	$2,882	$2,555

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

The Bank maintains a significant portion of its cash balances with one financial institution. Accounts at this institution are secured by the Federal Deposit Insurance Corporation up to $100. Uninsured balances were approximately $1,654 and $781 at December 31, 2006 and 2005, respectively.

Note 18 – Fair values of financial instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances there are no quoted market prices for Financial’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of Financial.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(In thousands, except share and per share data)

Note 18 – Fair values of financial instruments (continued)

The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

Cash and cash equivalents

The carrying amounts of cash and short-term instruments approximate fair values.

Securities

Fair values of securities, excluding Federal Reserve Bank stock and Federal Home Loan Bank stock,, are based on quoted market prices. The carrying value of Federal Reserve Bank stock and Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the respective banks.

Loans

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain fixed rate loans are based on quoted market prices of similar loans adjusted for differences in loan characteristics. Fair values for other loans such as commercial real estate and commercial and industrial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values of non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposits

Fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed rate certificates of deposit are estimated using discounted cash flow analyses that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate fair values.

Accrued interest

The carrying amounts of accrued interest approximate fair value.

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at December 31, 2006 and 2005.

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows:

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(In thousands, except share and per share data)

Note 18 – Fair values of financial instruments (continued)

	December 31, 2006		December 31, 2005
	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$6,738	$6,738	$4,993	$4,993
Federal funds sold	3,138	3,138	4,243	4,243
Securities
Available for sale	18,698	18,698	16,420	16,420
Held to maturity	7,494	7,343	7,499	7,367
Restricted stock	799	799	749	749
Loans, net	187,469	187,441	155,480	154,948
Interest receivable	1,310	1,310	1,076	1,076

Financial liabilities
Deposits	$201,789	$203,672	$173,956	$171,999
Repurchase agreements	8,450	8,450	6,957	6,957
Interest payable	307	307	148	148

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

Financial assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of Financial’s financial instruments will change when interest rate levels change, and that change may be either favorable or unfavorable to the Bank. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(In thousands, except share and per share data)

Note 18 – Fair values of financial instruments (continued)

Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Bank’s overall interest rate risk.

Note 19 – Impact of Recently Issued Accounting Standards

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The SEC staff requires application of the guidance in SAB 108 for the first fiscal year ending after November 15, 2006. The Company has determined that SAB 108 will not have a material impact on its consolidated financial statements for the year ended December 31, 2006.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 156 to have a material impact on its consolidated financial statements.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(In thousands, except share and per share data)

Note 19 – Impact of Recently Issued Accounting Standards (continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company does not have a defined benefit plan or post retirement plan and therefore, the standard will not have an impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return that are not certain to be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the interpretation of FASB 109 to have a material impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The company is currently evaluating the effect that EITF No. 06-4 will have on its consolidated financial statements when implemented.

In September 2006, The Emerging Issues Task Force issued EITF 06-5, “Accounting for Purchases of Life Insurance- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 .” This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(In thousands, except share and per share data)

Note 19 – Impact of Recently Issued Accounting Standards (continued)

individual-life by individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. The company is currently evaluating the effect that EITF No. 06-5 will have on its consolidated financial statements when implemented.

Note 20 – Condensed Financial Statements of Parent Company

Financial information pertaining only to Bank of the James Financial Group, Inc. is as follows:

Balance Sheet

(dollars in thousands)

	December 31,
	2006	2005
Assets
Cash	$5,147	$—

Investment in subsidiaries
Bank of the James	16,710	14,676
BOTJ Investment Group, Inc.	74	—

Total investment in subsidiaries	16,784	14,676
Total assets	$21,931	$14,676

Liabilities and stockholders’ equity

Total liabilities	$—	$—

Common stock $2.14 par value; authorized 10,000,000 shares, issued and outstanding 2,296,424 in 2006 and 2,001,495 in 2005	4,914	4,269
Additional paid-in-capital	12,261	7,424
Retained earnings	4,989	3,224
Accumulated other comprehensive (loss)	(233)	(241)

Total stockholders’ equity	21,931	14,676

Total liabilities and stockholders’ equity	$21,931	$14,676

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(In thousands, except share and per share data)

Note 20 – Condensed Financial Statements of Parent Company (continued)

Statements of Income

(dollars in thousands)

	December 31,
	2006	2005
Income:	$—	$—

Operating Expenses	—	—

Income before taxes and equity in undistributed
Net income (loss) of Bank of the James & BOTJ Investment Group, Inc.	$—	$—

Equity in undistributed income - Bank of the James	$1,791	$1,791
Equity in undistributed (loss) - BOTJ Investment Group, Inc.	(26)	—

Net Income	$1,765	$1,791

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(In thousands, except share and per share data)

Note 20 – Condensed Financial Statements of Parent Company (continued)

Statements of Cash Flows

(dollars in thousands)

	Years Ended December 31,
	2006	2005
Cash flows from operating activities
Net Income	$1,765	$1,791

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) of Bank of the James	(1,791)	(1,791)
Equity in undistributed net loss of BOTJ Investment Group, Inc.	26	—

Net cash provided by operating activities	$—	$—

Cash flows from investing activities
Capital contribution to subsidiary Bank of the James	$(184)	$(327)

Net cash used for investing activities	$(184)	$(327)

Cash flows from financing activities
Proceeds from issuance of stock under stock option plan	$184	$327
Proceeds from common stock offering	5,147	—

Net cash provided by financing activities	$5,331	$327

Increase (decrease) in cash and cash equivalents	6,912	1,791

Cash and cash equivalents at beginning of period	$—	$—

Cash and cash equivalents at end of period	$5,147	$—

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 2, 2005 Financial approved the dismissal of Cherry, Bekaert & Holland, L.L.P. (“CBH”) as its independent accountants and approved the appointment of Yount, Hyde & Barbour, P.C. (“YHB”) as the Registrant’s new independent accountants. The determination followed the Registrant’s decision to seek proposals from independent accountants to audit the Registrant’s financial statements for the fiscal year ending on December 31, 2006. The decision not to renew the engagement of CBH and to retain YHB was approved by the Audit Committee of the Registrant’s Board of Directors under the authority granted by the Audit Committee Charter adopted by the Registrant’s Board of Directors.

We requested that CBH furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter was filed as Exhibit 16 to our Form 8-K Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed on November 23, 2005.

CBH served as the independent accountant for all periods ending on or before December 31, 2005. YHB has served as the independent accountant for all periods beginning on or after January 1, 2006.

In connection with the audit for the fiscal year ended December 31, 2005, there were no disagreements with CBH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

Item 8A.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Financial’s management, including its principal executive officer and principal financial officer, of the effectiveness of Financial’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2006. Based on this evaluation, Financial’s principal executive officer and principal financial officer have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective.

There were no changes in the Company’s internal control over financial reporting in the year ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance and Control Persons; Compliance with Section 16(a) of the Exchange Act

Part of the response to this Item will be included in the information set forth under the headings “Election of Directors,” “Executive Officers Who Are Not Directors,” “Corporate Governance and the Board of Directors and its Committees – Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Bank’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, which Proxy Statement will be filed with the Federal Reserve Board within 120 days of the end of the Bank’s 2006 fiscal year (the “2007 Proxy Statement”), and such information is hereby incorporated by reference.

Financial had adopted a code of ethics that applies to Financial’s directors, executive officers (including the principal financial officer, principal accounting officer or controller, or persons performing similar functions), and senior officers. The code of ethics has been posted under the “Investor Relations” section on Financial’s website: www.bankofthejames.com.

Item 10.	Executive Compensation

The response to this Item will be included in the information set forth under the headings “Executive Compensation,” “Stock Option Plan,” “Compensation Discussion and Analysis,” “Option Grants During Year Ended December 31, 2006,” “Fiscal Year End Option Values,” and “Compensation and Other Employment Agreements” in the 2007 Proxy Statement and such information is hereby incorporated by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management

The response to this Item will be included in the information set forth under the heading “Security Ownership of Management” in the 2007 Proxy Statement and is hereby incorporated by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The response to this Item will be included in the information set forth under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2007 Proxy Statement and is hereby incorporated by reference.

Item 12.	Certain Relationships and Related Transactions and Director Independence

The response to this Item will be included in the information set forth under the heading “Transactions with Management” in the 2007 Proxy Statement and is hereby incorporated by reference.

Item 13.	Exhibits

The following exhibits are filed as part of this Form 10-KSB:

No.	Description
2.1	Agreement and Plan of Share Exchange dated October 9, 2003 between Bank of the James Financial Group, Inc. and Bank of the James, dated as of October 9, 2003 (incorporated by reference to Exhibit 2.1 to Form 8-K12g-3 filed on January 13, 2004)

3.1	Articles of Incorporation of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K12g-3 filed on January 13, 2004)

3.2	Bylaws of Bank of the James (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 18, 2006)

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-KSB filed on March 26, 2004)

10.2	Amended and Restated Stock Option Plan (incorporated by reference to Form S-8 filed on August 14, 2004)

10.3	Lease Agreement Between W.C. English, Inc. and Bank of the James (incorporated by reference to Exhibit 10.3 to Form 10-SB Registration Statement of Bank of the James filed with the Federal Reserve Board on April 18, 2000)

10.6	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003 (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on March 26, 2004)

16	Cherry, Bekaert & Holland, L.L.P. letter to the Securities and Exchange Commission dated November 23, 2005 (incorporated by reference to Exhibit 16 to Form 8-K filed on November 23, 2005)

21.1	List of subsidiaries (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)

Item 14.	Principal Accountant Fees and Services

The response to this Item will be included in the information set forth under the heading “Independent Public Accountants” in the 2007 Proxy Statement and is hereby incorporated by reference.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

BANK OF THE JAMES FINANCIAL GROUP, INC.

/S/ Robert R. Chapman, III
Date: March 28, 2007	Robert R. Chapman III., President

/S/ J. Todd Scruggs
Date: March 28, 2007	J. Todd Scruggs, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 28, 2007.

Signature	Capacity
/s/ Robert R. Chapman III Robert R. Chapman III	President (Principal Executive Officer) and Director

/s/ J. Todd Scruggs J. Todd Scruggs	Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer) and Director

Director, Chairman
Kenneth S. White

/s/ Lewis C. Addison	Director
Lewis C. Addison

/s/ William C. Bryant III	Director
William C. Bryant III

/s/ Donna Schewel Clark	Director
Donna Schewel Clark

Director
James F. Daly

Director
Watt R. Foster, Jr.

/s/ Donald M. Giles	Director
Donald M. Giles

/s/ Augustus A. Petticolas, Jr.	Director
Augustus A. Petticolas, Jr.

/s/ Thomas W. Pettyjohn, Jr.	Director
Thomas W. Pettyjohn, Jr

/s/ Richard R. Zechini	Director
Richard R. Zechini

EXHIBIT INDEX

No.	Description
2.1	Agreement and Plan of Share Exchange dated October 9, 2003 between Bank of the James Financial Group, Inc. and Bank of the James, dated as of October 9, 2003 (incorporated by reference to Exhibit 2.1 to Form 8-K12g-3 filed on January 13, 2004)

3.1	Articles of Incorporation of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K12g-3 filed on January 13, 2004)

3.2	Bylaws of Bank of the James (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 18, 2006)

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-KSB filed on March 26, 2004)

10.2	Amended and Restated Stock Option Plan (incorporated by reference to Form S-8 filed on August 14, 2004)

10.3	Lease Agreement Between W.C. English, Inc. and Bank of the James (incorporated by reference to Exhibit 10.3 to Form 10-SB Registration Statement of Bank of the James filed with the Federal Reserve Board on April 18, 2000)

10.6	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003 (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on March 26, 2004)

16	Cherry, Bekaert & Holland, L.L.P. letter to the Securities and Exchange Commission dated November 23, 2005 (incorporated by reference to Exhibit 16 to Form 8-K filed on November 23, 2005)

21.1	List of subsidiaries (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)