Form 10-Q
period 2007-03-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2007-05-14
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

BANK OF THE JAMES FINANCIAL GROUP, INC.

(Name of Registrant as Specified in Its Charter)

Virginia	000-50548	20-0500300
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)

828 Main Street, Lynchburg, VA		24504
(Address of principal executive offices)		(Zip Code)

(434) 846-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,318,601 shares of Common Stock, par value $2.14 per share, were outstanding at May 11, 2007.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

As of March 31, 2007 and December 31, 2006

(dollar amounts in thousands, except per share amounts)

	(unaudited) March 31, 2007	(audited) December 31, 2006
Assets
Cash and due from banks	$5,623	$6,738
Federal funds sold	249	3,138

Total cash and cash equivalents	5,872	9,876

Securities held-to-maturity (fair value of $6,406 in 2007 and $7,343 in 2006)	6,493	7,494
Securities available-for-sale, at fair value	18,192	18,698
Restricted stock, at cost	836	799
Loans, net of allowance for loan losses of $2,179 in 2007 and $2,091 in 2006	196,549	187,469
Premises and equipment, net	5,816	5,410
Software, net	249	234
Interest receivable	1,203	1,310
Deferred tax asset	523	563
Other assets	855	856

Total Assets	$236,588	$232,709

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing demand	31,624	34,172
NOW, money market and savings	57,397	58,104
Time	114,708	109,513

Total deposits	203,729	201,789
Repurchase agreements	9,481	8,450
Income taxes payable	209	107
Interest payable	326	307
Other liabilities	239	125

Total liabilities	$213,984	$210,778

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 2,318,601 as of March 31, 2007 and 2,296,424 shares as of December 31, 2006	4,962	4,914
Additional paid-in-capital	12,411	12,261
Accumulated other comprehensive (loss)	(156)	(233)
Retained earnings	5,387	4,989

Total stockholders’ equity	$22,604	$21,931

Total liabilities and stockholders’ equity	$236,588	$232,709

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statement of Operations

For the Three Months Ended March 31, 2007 and 2006

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended March 31,
	2007	2006
Interest Income
Loans	$3,775	$3,051
Securities
US Government and agency obligations	277	251
Mortgage backed securities	24	29
Municipals	9	—
Dividends	6	4
Federal Funds Sold	2	7

Total interest income	4,093	3,342

Interest Expense
Deposits
NOW, money market savings	336	227
Time Deposits	1,320	933
Federal Funds Purchased	71	14
Reverse Repurchase Agreements	58	34

Total interest expense	1,785	1,208

Net interest income	2,308	2,134
Provision for loan losses	151	218

Net interest income after provision for loan losses	2,157	1,916

Other operating income
Mortgage fee income	319	241
Service charges, fees, commissions	291	157
Other	23	51
Total other operating income	633	449
Other operating expenses
Salaries and employee benefits	1,187	911
Occupancy	172	143
Equipment	204	195
Supplies	88	70
Professional, data processing, and other outside expense	255	234
Marketing	96	77
Credit expense	55	42
Other	129	141

Total other operating expenses	2,186	1,813

Income before income taxes	604	552
Income tax (expense)	(206)	(196)

Net Income	$398	$356

Income per common share – basic	$0.17	$0.18

Income per common share – diluted	$0.16	$0.17

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2006

(dollar amount in thousands, except per share amounts) (unaudited)

	March 31, 2007	March 31, 2006
Cash flows from operating activities
Net Income	$398	$356
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	155	145
Net amortization and accretion of premiums and discounts on securities	16	17
Provision for loan losses	151	218
Stock compensation expense	4	25
Decrease in interest receivable	107	69
(Increase) decrease in other assets	3	(542)
Increase in income taxes payable	102	135
Increase in interest payable	19	14
Increase in other liabilities	114	114

Net cash provided by operating activities	$1,069	$551

Cash flows from investing activities
Proceeds from maturities and calls of securities held to maturity	$1,000	$—
Proceeds from maturities and calls of securities available for sale	606	139
Purchase of Federal Reserve Bank stock	(27)	—
Purchases of Federal Home Loan Bank stock	(10)	(50)
Origination of loans, net of principal collected	(9,236)	(6,670)
Recoveries on loans charged off	5	31
Purchases of premises and equipment	(576)	(534)

Net cash used in investing activities	$(8,238)	$(7,084)

Cash flows from financing activities
Net increase in deposits	$1,940	$6,135
Net increase in repurchase agreements	1,031	76
Proceeds from exercise of stock options	194	14

Net cash provided by financing activities	$3,165	$6,225

(Decrease) in cash and cash equivalents	(4,004)	(308)
Cash and cash equivalents at beginning of period	$9,876	$9,236

Cash and cash equivalents at end of period	$5,872	$8,928

Non cash transactions
Additions to other real estate owned	$—	$375
Fair value of adjustment for securities available for sale	117	36

Cash transactions
Cash paid for interest	$1,766	$1,222
Cash paid for taxes	107	239

See accompanying notes to these consolidated financial statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information are contained in Financial’s Annual Report on Form 10-KSB for the year ended December 31, 2006. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2006 included in Financial’s Annual Report on Form 10-KSB. Results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Note 3 – Earnings Per Share

For the quarters ended March 31, 2007 and 2006 basic earnings per share has been computed based upon the weighted average common shares outstanding of 2,310,884 and 2,002,993, respectively. All earnings per share amounts have been adjusted to reflect the 25% stock dividend paid by Financial in March 2006 as well as all prior stock dividends.

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of Financial are considered dilutive under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following is a summary of the earnings per share calculation for the three months ended March 31, 2007 and 2006.

	Three months ended March 31,
	2007	2006
Net income	$398,000	$356,000

Weight average number of shares	2,310,884	2,002,993
Options affect of incremental shares	120,548	135,672

Weighted average diluted shares	2,431,432	2,138,665

Basic EPS (weighted avg shares)	$0.17	$0.18

Diluted EPS (Including Option Shares)	$0.16	$0.17

Note 4 – Stock Based Compensation

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

As a result of adopting SFAS 123R on January 1, 2006, the amount of stock-based compensation included within the non-interest expense category for the three months ended March 31, 2007 is $4,000 which impacted basic and diluted earnings per share by $0.00 for the same period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three month period ended March 31, 2007: dividend yield of 0%, expected volatility of 40%, a risk-free interest rate of 4.75%, and expected lives of 7 years.

During 2006, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions.

Stock option plan activity for the three months ended March 31, 2007 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value
Options outstanding, January 1, 2007	306,179	$10.39
Granted	1,000	19.00
Exercised	(22,177)	8.75
Forfeited	—	—

Options outstanding, March 31, 2007	285,002	10.55	6.39	$2,268,829
Options exercisable, March 31, 2007	281,702	$10.45	6.36	$2,268,829

The total approximate value of in-the-money options exercised during the first three months ended March 31, 2007 was $216,307. As of March 31, 2007 there was approximately $19,848 of total unrecognized compensation expense related to non-vested option awards which will be recognized over the remaining service period.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements.” The Company is in the process of evaluating the impact this statement may have on its consolidated financial statements but does not intend to adopt early.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The allowance for loan losses is management’s estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and are reasonably estimable and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. See “Management Discussion and Analysis Results of Operations – Allowance for Loan Losses and Loan Loss Reserve” below for further discussion of the allowance for loan losses.

Overview

Financial is a bank holding company with its headquarters in Lynchburg, Virginia. Financial was incorporated at the direction of Bank of the James (the “Bank”) on October 3, 2003 to serve as a bank holding company of the Bank. Financial had no business until January 1, 2004 when it acquired the common stock of the Bank through a statutory share exchange on a one-for-one basis. In addition to the Bank, Financial wholly-owns BOTJ Investment Group, Inc. (“Investment Group”) through which we offer brokerage, fixed and variable annuity products, and related services to the public through a third party broker-dealer. These two businesses are our only subsidiaries and primary assets. Financial conducts its business through the following three business segments: community banking through the Bank, mortgage origination through the Mortgage Division of the Bank, and securities brokerage services through Investment Group.

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

Investment Group was incorporated under the laws of the Commonwealth of Virginia in 2006. Effective April 4, 2006, Investment Group began providing securities brokerage services to Bank customers and others. Investment Group provides the Services through an agreement with Community Bankers’ Securities, LLC (“CB Securities”), a registered broker-dealer. Under this agreement, CB Securities will operate service centers in one or more branches of the Bank. As of the date hereof, Investment Group’s only center is located in the Church Street office. All centers will be staffed by a dual employee of Investment Group and CB Securities. Investment Group receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. As of the date hereof, Investment Group has been conducting business for approximately seven months and its financial impact on the consolidated financials of the Company has been immaterial. In addition, Investment Group has purchased 4.96% of CBS Holdings, LLC for $10,000. CBS Holdings has an option to purchase CB Securities.

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

The Bank currently serves its customers through the following seven full service offices: the main office located at 828 Main Street in Lynchburg (opened October 2004) (the “Main Street Office”), a branch located at 615 Church Street in Lynchburg (opened July 1999), a branch located at 5204 Fort Avenue in Lynchburg (opened November 2000), a branch located on South Amherst Highway in Amherst County (the “Madison Heights Branch”) (opened June 2002), a branch located at 17000 Forest Road in Forest (the “Forest Branch”) (opened February 2005); a branch located at 4935 Boonsboro Road, Suites C and D in Lynchburg (the “Boonsboro Branch”) (opened April 2006), a branch located at 164 South Main Street, Amherst, Virginia (the “Amherst Branch”) (opened January 2007). In addition, the Bank, through its mortgage division, originates residential mortgage loans through two offices—one located at the Forest Branch and the other located at 14662 Moneta Rd., Suite A in Moneta (opened July, 2005).

The Bank continuously evaluates areas located within Region 2000 to identify additional viable branch locations. Based on this ongoing evaluation, the Bank may acquire one or more additional suitable sites.

Subject to regulatory approval, the Bank anticipates opening additional branches during the next two fiscal years. Although numerous factors could influence the Bank’s expansion plans, the following discussion provides a general overview of the additional branch locations that the Bank currently is considering.

•

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

The following discussion represents management’s discussion and analysis of the financial condition and results of operations of Financial as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006. It should be read in conjunction with the financial statements included elsewhere herein.

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

March 31, 2007
(in thousands)
Commitments to extend credit	$37,026
Letters of Credit	2,922

Total	$39,948

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comparison of the financial condition and operating results between March 31, 2007 and December 31, 2006, as applicable, should be read in the context of the length of time for which the Bank has been operating.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

March 31, 2007 as Compared to December 31, 2006

Total assets were $236,588,000 on March 31, 2007 compared with $232,709,000 at December 31, 2006. The increase in total assets is due in part to an increase in deposits resulting from an increase in rates (as a result of the competitive pressures of the market) that the Bank offers on its deposit products and the Bank’s reputation for service. In particular, new deposits at the recently opened Boonsboro Branch and Amherst Branch as well as the continued growth of our Madison Heights Branch and Main Street Office contributed to this increase in deposits.

Total deposits grew from $201,789,000 for the year ended December 31, 2006 to $203,729,000 March 31, 2007, an increase of 1.0%. In addition, the Bank’s effort to increase non-FDIC insured sweep accounts (repurchase agreements) resulted in an increased balance in these accounts to $9,481,000 on March 31, 2007 from $8,450,000 on December 31, 2006.

Loans, net of unearned income and allowance, increased to $196,549,000 on March 31, 2007 from $187,469,000 on December 31, 2006. Total loans increased to $198,728,000 on March 31, 2007 from $189,560,000 on December 31, 2006. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	March 31, 2007		December 31, 2006
	Amount	Percentage	Amount	Percentage
Commercial	$37,481	18.86%	$36,082	19.03%
Real estate construction	36,508	18.37%	32,087	16.93%
Real estate mortgage	99,519	50.08%	98,150	51.78%
Consumer	24,708	12.43%	23,109	12.19%
Other	512	0.26%	132	0.07%

Total loans	$198,728	100.00%	$189,560	100.00%

Non-accrual loans increased to $1,026,000 on March 31, 2007 from $646,000 on December 31, 2006. Management has provided for the anticipated losses on these loans in the loan loss reserve and does not anticipate that they will have a material impact on the financial condition of the Bank. There was no increase in other real estate owned, which consists of one single family residence purchased after default by the borrower. The Bank currently is trying to sell this property. The Bank anticipates that any loss on the sale of this property will not have a material impact on the Bank’s financial condition.

Cash and cash equivalents decreased to $5,872,000 on March 31, 2007 from $9,876,000 on December 31, 2006. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight borrowings (including federal funds sold). The decrease was due in large part to the Bank’s liquidation of federal funds sold needed to fund loans. In addition, this decrease is due in part to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, both of which are subject to fluctuations, and will contribute to variations in cash and cash equivalents.

Securities held-to-maturity decreased to $6,493,000 on March 31, 2007 from $7,494,000 on December 31, 2006, which resulted from the call of securities prior to maturity. Securities available-for-sale decreased slightly to $18,192,000 on March 31, 2007 from $18,698,000 on December 31, 2006. The decrease from December 31, 2006 in securities available-for-sale was primarily due to the sale of securities to fund loans and the principal amortization of mortgage-backed securities.

The following table summarizes the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of March 31, 2007 and December 31, 2006 (amounts in thousands):

	Amortized Costs	March 31, 2007		Fair Value
		Gross Unrealized
		Gains	Losses
Held to Maturity
U.S. agency obligations	$6,493	$11	$(99)	$6,405

Available-for-sales
U.S. agency obligations	$15,495	$5	$(181)	$15,319
Mortgage—backed securities	2,093	—	(52)	2,041
Municipals	839	—	(7)	832

	$18,427	$5	$(240)	$18,192

	Amortized Costs	December 31, 2006		Fair Value
		Gross Unrealized
		Gains	Losses
Held-to- Maturity
U.S. agency obligations	$7,494	$2	$(153)	$7,343

Available-for-sale
U.S. agency obligations	$16,007	$—	$(293)	$15,714
Mortgage—backed securities	2,203	—	(59)	2,144
Municipals	840	—	—	840

	$19,050	$—	$(352)	$18,698

The following table shows the gross unrealized losses and fair value of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the date indicated:

March 31, 2007	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$1,987	$13	$17,827	$267	$19,814	$280
Mortgage-backed securities	-	-	1,804	52	1,804	52
Municipals	833	7	—	—	833	7

Total temporarily impaired securities	$2,820	$20	$19,631	$319	$22,451	$339

December 31, 2006	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$3,957	$32	$18,595	$414	$22,552	$446
Mortgage-backed securities	—	—	1,896	59	1,896	59

Total temporarily impaired securities	$3,957	$32	$20,491	$473	$24,448	$505

At March 31, 2007, the Bank had no loans available for sale and therefore had no loans in a loss position.

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

At March 31, 2007, the Company does not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. The securities, which consist of 23 bonds, are S&P rated AAA, of which 21 are indirectly backed by the U.S. Government and 2 of which are issued by municipalities and covered by private bond insurance. For these reasons, management believes the default risk to be minimal. The $22,451,000 in securities in which there is an unrealized loss of $339,000 unrealized losses ranging from $2,000 to $38,000 or from 0.36% to 4.29% of the current book value of the investment. As management has the ability to hold securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

At March 31, 2007, Financial had liquid assets of approximately $24,064,000 in the form of cash and available-for-sale investments. Management believes that liquid assets were adequate at March 31, 2007. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank and the anticipated proceeds from stock offering currently in progress. In addition, the Bank has the ability to purchase federal funds on the open market and borrow from the Federal Reserve Bank’s discount window, if necessary.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material negative impact on Financial’s short-term or long-term liquidity.

At March 31, 2007, the Bank had a leverage ratio of 9.55%, a Tier 1 risk-based capital ratio of 12.61% and a total risk-based capital ratio of 11.49%. As of March 31, 2007 and December 31, 2006 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of March 31, 2007 and December 31, 2006:

Analysis of Capital (in 000’s)	March 31, 2007	December 31, 2006
Tier 1 Capital:
Common stock	$3,742	$4,323
Surplus	13,290	7,706
Retained earnings	5,291	4,914

Total Tier 1 capital	$22,323	$16,943

Tier 2 Capital:
Allowance for loan losses	2,179	2,091
Total Tier 2 Capital:	2,179	2,091

Total risk-based capital	$24,502	$19,034

Risk weighted assets	$194,278	$186,290
Average total assets	$233,727	$221,169

Capital Ratios:	Actual		Regulatory Benchmarks
	March 31, 2007	December 31, 2006	For Capital Adequacy Purposes	For Well Capitalized Purposes
Tier 1 leverage ratio	9.55%	7.66%	4.00%	5.00%
Tier 1 capital to average total assets	11.49%	9.09%	4.00%	6.00%
Total risk-based capital ratio	12.61%	10.22%	8.00%	10.00%

The increase in each of the above ratios was due in large part to the capital resulting from the receipt of proceeds from the stock offering that closed in December 2006.

Results of Operations

Comparison of the Three Months Ended March 31, 2007 and 2006

Earnings Summary

Net income for the three months ended March 31, 2007 was $398,000, compared to a net income of $356,000 for the same period in 2006. Net income increased in large part due to an increase in non-interest income and an increase in total earning assets.

Basic earnings per common share for the three months ended March 31, 2007 was $0.17 compared with $0.18 for the same period in 2006. Fully diluted earnings per common share for the three months ended March 31, 2007 was $0.16 compared with $0.17 for the same period in 2006. All earnings per share amounts have been adjusted to reflect the 25% stock dividend paid by Financial in March 2006 as well as all prior stock dividends. The slight decrease in earnings per basic and diluted share primarily resulted from the increase in additional shares outstanding as a result of the common stock offering which concluded at the end of December, 2006.

These operating results represent an annualized return on shareholders’ equity of 7.33% for the three months ended March 31, 2007 compared with 9.66% for the same period in 2006. This decrease was due in large part to increase in equity resulting from the proceeds of the stock offering that closed in December 2006. The annualized return on average assets for the three months ended March 31, 2007 was 0.69% compared with 0.74% for the same period in 2006.

Interest Income; Interest Expense; and Net Interest Income

Interest income increased to $4,093,000 for the three months ended March 31, 2007 from $3,342,000 for the same period in 2006, an increase of 22.5%. This increase was due to an increase in interest earning assets, including loans and investment securities.

Interest expense increased to $1,785,000 for the three months ended March 31, 2007 from $1,208,000 for the same period in 2006, an increase of 47.8%. This increase in interest expense was primarily due to both an increase in the aggregate balance in interest bearing deposit accounts and a shift in the mix of the Bank’s deposits from transactional accounts to higher yielding certificates of deposit. In addition, interest expense increased in part because the Bank has increased the interest rates that it offers on certificates of deposit in response to competition. As existing certificates of deposit mature, many customers reinvest the proceeds at the current higher market rate.

The fundamental source of the Bank’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three months ended March 31, 2007 was $2,308,000 compared with $2,134,000 for the same period in 2006. The net interest margin decreased to 4.23% for the three months ended March 31, 2007 from 4.64% in the same period a year ago. The growth in net interest income for the three months ended March 31, 2007 as compared with the comparable three months in 2006 was due to the increase in average interest-earning assets, which was the result of growth in the loan portfolio funded by the growth in deposits. The Bank increased the rates that it pays on deposit accounts in response to competition and this contributed to the decrease in the net interest margin.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I on page 20.

Non-Interest Income

Non-interest income, which is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, commissions on sales of investment products (since April, 2006), and the Bank’s ownership interest in a title insurance agency, increased to $633,000 for the three month period ended March 31, 2007, from $449,000 for the comparable period in 2006. This 41.0% increase was due in large part to income generated by Investment Group, which had not begun operations in the comparable quarter for 2006.

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

As noted above, we opened Investment Group in April, 2006. We anticipate that Investment Group will continue to contribute additional non-interest income in the remainder of 2007.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2007 increased to $2,186,000 from $1,813,000 for the comparable period in 2006. This 21.0% increase in non-interest expense can be attributed to increased occupancy expenses, along with an increase in compensation expense related to an increase in the number of employees necessary to accommodate the Bank’s growth and expansion.

Total personnel expense increased to $1,187,000 for the three month period ended March 31, 2007, from $911,000 for the comparable period in 2006. Compensation for some employees of the Mortgage Division and Investment Group is commission-based and therefore subject to fluctuation. The Bank also had increases in depreciation expense, data processing fees, and other operating expenses, all of which are related to the growth of the Bank.

Allowance for Loan Losses

The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. Based on the application of the loan loss calculation, the Bank provided $151,000 to the allowance for loan loss for the three months ended March 31, 2007 compared to a provision of $218,000 for the comparable period in 2006. Management believes that the current allowance for loan loss of $2,179,000 (or 1.10% of total loans) at March 31, 2007 is adequate.

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended (in thousands)
	March 31, 2007	March 31, 2006
Balance, beginning of period	$2,091	$1,777
Provision for loan loses	151	218
Loans charged off	(68)	(61)
Recoveries of loans charged off	5	31

Balance, end of period	$2,179	$1,965

Income Taxes

For the three months March 31, 2007, Financial had an income tax expense of $206,000. Based on its 2006 income tax liability, Financial made an income tax payment of $107,000 during the quarter ended March 31, 2007.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Three Months Ended March 31, 2007 and 2006

	2007			2006
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS
Loans, including fees	$195,056	$3,775	7.85%	$160,814	$3,051	7.69%
Federal funds sold	68	2	11.93%	538	7	5.28%
Securities	25,592	310	4.91%	24,217	280	4.69%
Federal agency equities	745	6	3.27%	696	4	2.33%
CBB equity	56	—	—	56	—	—

Total earning assets	221,517	4,093	7.49%	186,321	3,342	7.27%

Allowance for loan losses	(2,117)			(1,866)
Non-earning assets	14,394			11,539

Total assets	$233,794			$195,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$41,013	$276	2.73%	$19,252	$80	1.69%
Savings	14,452	60	1.68%	30,393	146	1.95%
Time deposits	112,072	1,320	4.78%	98,461	934	3.85%

Total interest bearing deposits	167,537	1,656	4.01%	148,106	1,160	3.18%

Other borrowed funds
Fed funds purchased	4,850	71	5.85%	1,098	14	5.17%
Repurchase agreements	7,859	58	2.99%	6,473	34	2.13%

Total interest-bearing liabilities	180,246	1,785	4.02%	155,677	1,208	3.15%

Non-interest bearing deposits	32,537			24,894
Other liabilities	737			475

Total liabilities	213,520			181,046

Stockholders’ equity	20,274			14,948

Total liabilities and Stockholders equity	$233,794			$195,994

Net interest earnings		$2,308			$2,134

Net interest margin			4.23%			4.64%

Interest spread			3.47%			4.13%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

General

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Company’s market risk is composed primarily of the Bank’s exposure to interest rate risk. The Investment Committee of the Bank’s Board of Directors is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk. The Board of Directors reviews and approves the guidelines established by the Investment Committee. Interest rate risk is monitored through the use of three complimentary modeling tools: static gap analysis, net interest income sensitivity analysis (also known as earnings shock simulation) and net portfolio value (also known as economic value of equity) simulation. Each of these models measures changes in a variety of interest rate scenarios. While each of the interest rate risk analyses has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap, which measures aggregate repricing and opportunity for repricing values, is less utilized since it does not effectively measure the investment options risk impact on the Company. Net interest income sensitvity analysis and net portfolio value simulation, which more effectively measure the cash flow impacts, are utilized by management on a regular basis and are explained below.

Net Interest Income Sensitivity Analysis

Management uses net interest income sensitivity analysis to measure the sensitivity of net income to changes in interest rates. The model calculates an earnings estimate based on current and projected balances and rates. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a better analysis of the sensitivity of earnings to changes in interest rates than other analysis such as the static gap analysis. Assumptions used in the model, including loan and deposit growth rates, are derived from seasonal and historical trends, economic forecasts and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Some of the major assumptions utilized in the net interest income sensitivity model are noted below:

•	All maturing products are rolled back into the same product type at the current market or offering rate

•	In the rising and falling interest rate scenarios, the interest rate shift is horizontal and instantaneous

•

Prepayment speeds are adjusted in the different shock scenarios and embedded options are deemed exercised when “in-the-money”. Maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loans and mortgage backed securities prepayment assumptions are based on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning.

•

Yield and cost of balance sheet items may only change a percentage of the interest rate shift. The percentage of movement for each balance sheet item in relation to the interest rate move is referred to as a beta factor. Beta factors are adjusted, if necessary, at least annually based on recent historical results.

Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and are accounted for in the different rate scenarios.

The flat interest rate scenario is utilized by the Company for rate shock scenarios when preparing the net interest income sensitivity analysis. From this base, immediate, parallel rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The following table represents the interest rate sensitivity on projected net income for the twelve months ending March 31, 2007 (fully tax-equivalent basis) for the Company using different rate scenarios:

Change in Yield Curve	Percentage Change in Net Income
+200 basis points	3.07%
+100 basis points	1.98%
Flat	—
- 100 basis points	(1.50)%
- 200 basis points	(4.03)%

Net Portfolio Value Simulation

Net portfolio value simulation is used to calculate the estimated fair value of assets and liabilities in different interest rate environments. Fair values are calculated based on discounted cash flow analysis. The net portfolio value is the fair value of all assets minus the fair value of all liabilities. The change in net portfolio value over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the net portfolio value simulation as in the net interest income sensitivity. The following chart reflects the change in net portfolio value over different rate environments at March 31, 2007:

Change in Yield Curve	(in thousands) Change in Net Portfolio Value
+200 basis points	$(2,980)
+100 basis points	(1,437)
Flat	—
- 100 basis points	593
- 200 basis points	593

As of March 31, 2007, the results of all three market risk simulations as outlined above were within the limits established by the Investment Committee as set forth in the Bank’s Interest Rate Risk Policy.

Item 4.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, Financial’s principal executive officer and principal financial officer have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective as of the end of the period covered by this quarterly report to ensure that information required to be disclosed by the Bank in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and

Exchange Commission rules and forms. There were no changes in Financial’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, Financial’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Bank is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 1A.	Risk Factors

In addition to other information set forth in this report, the following factors should be considered carefully in evaluating our business.

Risks Related to Our Business

The markets for our services are highly competitive and we face substantial competition. The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms soliciting business from residents of and businesses located in Lynchburg, Virginia and surrounding areas and elsewhere. Many of these competing institutions have greater resources than we have. Specifically, many of our competitors enjoy competitive advantages, including greater financial resources, a wider geographic presence or more accessible branch office locations, the ability to offer additional services, greater marketing resources, more favorable pricing alternatives, and lower origination and operating costs. We are also subject to lower lending limits than our larger competitors. Increased competitive pressures have been one effect of the Gramm-Leach-Bliley Act. This competition could result in a decrease in loans we originate and could negatively affect our results of operations.

In attracting deposits, we compete with insured depository institutions such as banks, savings institutions, and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Traditional banking institutions, as well as entities intending to transact business solely online, are increasingly using the Internet to attract deposits without geographic or physical limitations. In addition, many non-bank competitors are not subject to the same extensive regulations that govern us. These competitors may offer higher interest rates than we offer, which could result in either attracting fewer deposits or increasing our interest rates in order to attract deposits. Increased deposit competition could increase our cost of funds and could adversely affect our ability to generate the funds necessary for our lending operations, which would negatively affect our results of operations.

We have a limited operating history upon which to base any estimate of our future success. We and our subsidiaries have limited operating histories. As a consequence, there is limited historical financial information on which to base any estimate of our future performance. The financial statements presented in this report may not be as meaningful as those of a company which has a longer history of operations. Because of our limited operating history, you may not have access to the type and amount of information that would be available to a shareholder of a financial institution with a more extended operating history.

Opening new branches may not result in increased assets or revenues for us. As set forth below, we are considering opening several additional branches over the next 18 months (see “Management’s

Discussion and Analysis – Expansion Plans”). The investment necessary for these branch expansions may negatively impact our earnings and efficiency ratio. There is a risk that we will be unable to manage our growth, as the process of opening new branches may divert our time and resources. There is a risk that, if we do open these branches, they may not be profitable, which would negatively impact our results of operations. There is also risk that we may fail to open any additional branches.

Our plans for future expansion depend, in some instances, on factors beyond our control, and an unsuccessful attempt to achieve growth could have a material adverse effect on our business, financial condition, results of operations and future prospects. We expect to continue to engage in new branch expansion in the future. We may also seek to acquire other financial institutions, or parts of those institutions, though we have no present plans in that regard. Expansion involves a number of risks, including:

•	the time and costs of evaluating new markets, hiring experienced local management and opening new offices;

•	the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our entrance into new markets where we lack experience; and

•	the introduction of new products and services with which we have no prior experience into our business.

We could suffer loan losses from a decline in credit quality. We could sustain losses if borrowers, guarantors, and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for loan losses that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance, and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

Additional growth may require us to raise additional capital in the future, and capital may not be available when it is needed, which could adversely affect our financial condition, and results of operations. We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate our capital resources are sufficient to satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired.

If the value of real estate in our core market were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our business, financial condition and results of operations. With most of our loans concentrated in the Region 2000 areas surrounding Lynchburg, Virginia, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse.

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At March 31, 2007, approximately 50.1% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the teamwork and increased productivity fostered by our culture, which could harm our business. We believe that a critical contributor to our success has been our corporate culture, which we believe fosters teamwork and increased productivity. As our organization grows and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our future success.

If we fail to retain our key employees, our growth and profitability could be adversely affected. Our success is, and is expected to remain, highly dependent on our executive management team, consisting of Robert R. Chapman III, J. Todd Scruggs, Martin E. Waltemyer, and Glenn G. Dillon. This is particularly true because, as a community bank, we depend on our management team’s ties to the community to generate business for us. Our growth will continue to place significant demands on our management, and the loss of any such person’s services may have an adverse effect upon our growth and profitability.

As a community bank, the Bank has different lending risks than larger banks. We provide services to our local communities. Our ability to diversify our economic risks is limited by our own local markets and economies. We lend primarily to small to medium-sized businesses, professionals, and individuals which may expose us to greater lending risks than those of banks lending to larger, better-capitalized businesses with longer operating histories.

We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through loan approval and review procedures. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment, and expectations regarding our borrowers, the economies in which we and our borrowers operate, as well as the judgment of our regulators. We cannot assure you that our loan loss reserves will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, financial condition, or results of operations.

Risks Related to Our Industry

Our profitability is vulnerable to interest rate fluctuations. Our profitability depends substantially upon our net interest income. Net interest income is the difference between the interest earned on assets, such as loans and investment securities, and the interest paid on liabilities, such as NOW accounts, savings accounts, time deposits and other borrowings. Market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control. Recently, interest rate spreads have generally narrowed due to changing market conditions, policies of various government and regulatory authorities and competitive pricing pressures, and we cannot predict whether these rate spreads will narrow further. This narrowing of interest rate spreads could adversely affect our financial condition and results of operations. In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, which limitations or restrictions could adversely affect our profitability. As a bank holding company, we are primarily regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Bank is primarily regulated by the Federal Reserve and the Virginia Bureau of Financial Institutions (“BFI”). Our compliance with Federal Reserve and the BFI regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements by our regulators.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

The costs of being a public company are proportionately higher for small companies like us due to the requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. Many of these regulations are applicable to our company. We expect to experience increasing compliance costs, including costs related to internal controls and the requirement that our auditors attest to and report on management’s assessment of our internal controls, as a result of the Sarbanes-Oxley Act. These necessary costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

Changes in monetary policies may have an adverse effect on our business, financial condition and results of operations. Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. Actions by monetary and fiscal authorities, including the Federal Reserve Board, could have an adverse effect on our deposit levels, loan demand or business and earnings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

The following are filed as Exhibits to this Form 10-Q:

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2007

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2007

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: May 11, 2007	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President
(Principal Executive Officer)

Date: May 11, 2007	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2007

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2007

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2007