Form 10-Q
period 2007-06-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2007-08-09
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large Accelerated Filer    ☐  Accelerated Filer    ☒  Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,557,979 shares of Common Stock, par value $2.14 per share, were outstanding at August 9, 2007.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2007 and December 31, 2006

(dollar amounts in thousands, except per share amounts)

	(unaudited) 6/30/2007	(audited) 12/31/2006
Assets
Cash and due from banks	$5,784	$6,738
Federal funds sold	1,092	3,138

Total cash and cash equivalents	6,876	9,876

Securities held-to-maturity (fair value of $6,317 in 2007 and $7,343 in 2006)	6,493	7,494
Securities available-for-sale, at fair value	18,790	18,698
Restricted stock, at cost	836	799
Loans, net of allowance for loan losses of $2,176 in 2007 and $2,091 in 2006	203,360	187,469
Premises and equipment, net	5,842	5,410
Software, net	224	234
Interest receivable	1,369	1,310
Deferred tax asset	602	563
Other real estate owned	962	535

Other assets	341	321

Total Assets	$245,695	$232,709

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing demand	34,785	34,172
NOW, money market and savings	54,035	58,104
Time	124,284	109,513

Total deposits	213,104	201,789

Repurchase agreements	9,160	8,450
Interest payable	340	307
Other liabilities	76	232

Total liabilities	$222,680	$210,778

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 2,556,266 as of June 30, 2007 and 2,526,090 shares as of December 31, 2006	5,470	4,914
Additional paid-in-capital	15,977	12,261
Accumulated other comprehensive (loss)	(309)	(233)
Retained earnings	1,877	4,989

Total stockholders’ equity	$23,015	$21,931

Total liabilities and stockholders’ equity	$245,695	$232,709

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statement of Operations

For the Three and Six Months Ended June 30, 2007 and 2006

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Interest Income
Loans	$3,962	$3,199	$7,737	$6,250
Securities
US Government and agency obligations	274	261	551	512
Mortgage backed securities	24	29	48	58
Municipals	8	—	17	—
Dividends	17	20	23	24
Other (Corporates)	1	—	1	—
Federal Funds Sold	12	38	14	45

Total interest income	4,298	3,547	8,391	6,889

Interest Expense
Deposits
NOW, money market savings	352	310	688	537
Time Deposits	1,463	968	2,783	1,901
Federal Funds Purchased	12	—	83	14
Reverse Repurchase Agreements	72	42	130	76

Total interest expense	1,899	1,320	3,684	2,528

Net interest income	2,399	2,227	4,707	4,361
Provision for loan losses	94	87	245	305

Net interest income after provision for loan losses	2,305	2,140	4,462	4,056

Other operating income
Mortgage fee income	389	282	708	523
Service charges, fees, commissions	168	169	459	326
Other	141	88	164	139

Total other operating income	698	539	1,331	988

Other operating expenses
Salaries and employee benefits	1,204	1,014	2,391	1,925
Occupancy	176	162	348	305
Equipment	209	212	413	407
Supplies	77	77	165	147
Professional, data processing, and other outside expense	271	280	526	514
Marketing	87	92	183	169
Credit expense	62	50	117	92
Other	161	131	290	272

Total other operating expenses	2,247	2,018	4,433	3,831

Income before income taxes	756	661	1,360	1,213
Income tax (expense)	(258)	(233)	(464)	(429)

Net Income	$498	$428	$896	$784

Weighted average shares outstanding*	2,553,333	2,210,769	2,547,697	2,207,051

Income per common share – basic*	$0.20	$0.19	$0.35	$0.36

Income per common share – diluted*	$0.18	$0.18	$0.33	$0.33

*	Restated to reflect 10% stock dividend declared on May 15, 2007.

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2007 and 2006

(dollar amount in thousands, except per share amounts) (unaudited)

	June 30, 2007	June 30, 2006
Cash flows from operating activities
Net Income	$896	$784
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	323	304
Net amortization and accretion of premiums and discounts on securities	30	34
Provision for loan losses	245	305
Stock compensation expense	6	51
(Increase) in interest receivable	(59)	(17)
(Increase) in other assets	(444)	(713)
(Decrease) in income taxes payable	(129)	(12)
Increase in interest payable	33	36
(Decrease) in other liabilities	(27)	(11)

Net cash provided by operating activities	$874	$761

Cash flows from investing activities
Purchases of securities held to maturity	$—	$(1,000)
Proceeds from maturities and calls of securities held to maturity	1,000	—
Purchases of securities available for sale	(1,937)	—
Proceeds from maturities and calls of securities available for sale	1,199	253
Proceeds from sale of securities available for sale	499	—
Purchase of Federal Reserve Bank stock	(10)	—
Purchases of Federal Home Loan Bank stock	(27)	(50)
Origination of loans, net of principal collected	(16,151)	(6,812)
Recoveries on loans charged off	14	38
Purchases of premises and equipment	(745)	(819)

Net cash used in investing activities	$(16,158)	$(8,390)

Cash flows from financing activities
Net increase in deposits	$11,315	$7,471
Net increase in repurchase agreements	710	220
Proceeds from exercise of stock options	259	119

Net cash provided by financing activities	$12,284	$7,810

Increase (decrease) in cash and cash equivalents	(3,000)	181

Cash and cash equivalents at beginning of period	$9,876	$9,236

Cash and cash equivalents at end of period	$6,876	$9,417

Non cash transactions
Additions to other real estate owned	$426	$560
Fair value adjustment for securities available for sale	(117)	(350)

Cash transactions
Cash paid for interest	$3,651	$2,564
Cash paid for taxes	587	375

See accompanying notes to these consolidated financial statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information are contained in Financial’s Annual Report on Form 10-KSB for the year ended December 31, 2006. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2006 included in Financial’s Annual Report on Form 10-KSB. Results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Note 3 – Earnings Per Share

For the quarters ended June 30, 2007 and 2006, basic earnings per share has been computed based upon the weighted average common shares outstanding of 2,553,333 and 2,210,769, respectively. All earnings per share amounts have been adjusted to reflect the 10% stock dividend declared by Financial in May 2007 and paid in July 2007 as well as all prior stock dividends.

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of Financial are considered dilutive under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following is a summary of the earnings per share calculation for the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30,		Year to date June 30,
	2007	2006	2007	2006
Net income	$498,000	$428,000	$896,000	$784,000

Weighted average number of shares	2,553,333	2,210,769	2,547,697	2,207,051
Options affect of incremental shares	141,658	165,507	144,193	155,718

Weighted average diluted shares	2,694,991	2,376,276	2,691,890	2,362,769

Basic EPS (weighted avg shares)	$0.20	$0.19	$0.35	$0.36

Diluted EPS (Including Option Shares)	$0.18	$0.18	$0.33	$0.33

Note 4 – Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Prior to January 1, 2006, no compensation expense was recognized by the Company for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant. The Company has not issued any restricted stock. All share amounts have been restated for the 10% stock dividend declared in May 2007.

As a result of adopting SFAS 123R on January 1, 2006, the amount of stock-based compensation included within the non-interest expense category for the six months ended June 30, 2007 is $6,000 which impacted basic and diluted earnings per share by $0.00 for the same period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three month period ended June 30, 2007: dividend yield of 0%, expected volatility of 40%, a risk-free interest rate of 4.75%, and expected lives of 7 years.

During 2006, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions.

Stock option plan activity for the six months ended June 30, 2007 is summarized below:

Stock Option Disclosure 2007

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value
Options outstanding, January 1, 2007	336,813	$9.44
Granted	1,100	17.27
Exercised	(30,176)	8.57
Forfeited	(1,307)	16.84

Options outstanding, June 30, 2007	306,430	9.53	6.11	$2,625,134
Options exercisable, June 30, 2007	305,165	$9.50	6.10	$2,625,011

The total approximate value of in-the-money options exercised during the first six months ended June 30, 2007 was $287,521. As of June 30, 2007 there was approximately $8,629 of total unrecognized compensation expense related to non vested option awards which will be recognized over the remaining service period.

Note 5 – Stock Dividend

On May 15, 2007, the Board of Directors of the Company declared a 10% stock dividend. The stock dividend was paid on July 24, 2007 to stockholders of record June 19, 2007. Following the stock dividend, the number of outstanding shares increased from 2,323,852 to 2,566,266. The dividend required a reclassification of retained earnings effective May 15, 2007 in the amount of $4,008,000. Of this amount, $491,000 was reclassified as common stock and $3,517,000 was reclassified as additional paid in capital. The reclassification did not change total stockholders’ equity.

Note 6 – Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is in the process of evaluating the impact SFAS 159 may have on its consolidated financial statements.

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

Financial declared a 25% stock dividend on January 17, 2006 which was paid on March 10, 2006. Financial declared a 10% stock dividend on May 15, 2007 which was paid on July 24, 2007.

The Bank is a Virginia banking corporation headquartered in Lynchburg, Virginia. The Bank was incorporated under the laws of the Commonwealth of Virginia as a state chartered bank in 1998 and began banking operations in July 1999. The Bank was organized to engage in general retail and commercial banking business. The Bank is a community-oriented financial institution that provides varied banking services to individuals, small and medium-sized businesses, and professional concerns in the Central Virginia, Region 2000 area, which encompasses the following seven jurisdictions in Central Virginia: the Town of Altavista, Amherst County, Appomattox County, the City of Bedford, Bedford County, Campbell County, and the City of Lynchburg. The Bank strives to provide its customers with products comparable to statewide regional banks located in its market area, while maintaining the prompt response time and level of service of a community bank. Management believes this operating strategy has particular appeal in the Bank’s market area.

The Bank was organized in part as a response to the loss of many of the Central Virginia, Region 2000 area’s local financial institutions through mergers with larger, non-local banks and bank holding companies. The organizers perceived that local customers who once relied on experienced personal attention were being forced to use 800 numbers, computerized menus, and persons in other localities who were not familiar with their needs.

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

Investment Group was incorporated under the laws of the Commonwealth of Virginia in 2006. Effective April 4, 2006, Investment Group began providing securities brokerage services to Bank customers and others. Investment Group provides the Services through an agreement with Community Bankers’ Securities, LLC (“CB Securities”), a registered broker-dealer. Under this agreement, CB Securities will operate service centers in one or more branches of the Bank. As of the date hereof, Investment Group’s only center is located in the Church Street office. All centers will be staffed by a dual employee of Investment Group and CB Securities. Investment Group receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. As of the date hereof, Investment Group has been conducting business for approximately sixteen months and its financial impact on the consolidated financials of the Company has been immaterial. In addition, Investment Group has purchased 4.96% of CBS Holdings, LLC for $10,000. CBS Holdings has an option to purchase CB Securities.

Our operating results depend primarily upon the Bank’s net interest income, which is determined by the difference between (i) interest and dividend income on earning assets, which consist primarily of loans, investment securities and other investments and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. The Bank’s net income also is affected by its provision for loan losses, as well as the level of its non-interest income, including loan fees and service charges, and its non-interest expenses, including salaries and employee benefits, occupancy expense, data processing expenses, Federal Deposit Insurance Corporation premiums, expense (both direct and indirect) in complying with the Sarbanes-Oxley Act of 2002, miscellaneous other expenses, franchise taxes, and income taxes.

The Bank intends to enhance its profitability by increasing its market share in the Region 2000 area, providing additional services to its customers, and controlling costs.

The Bank currently serves its customers through the following seven full service offices: the main office located at 828 Main Street in Lynchburg (opened October 2004) (the “Main Street Office”), a branch located at 615 Church Street in Lynchburg (opened July 1999), a branch located at 5204 Fort Avenue in Lynchburg (the “Fort Avenue Branch”) (opened November 2000), a branch located on South Amherst Highway in Amherst County (the “Madison Heights Branch”) (opened June 2002), a branch located at 17000 Forest Road in Forest (the “Forest Branch”) (opened February 2005), a branch located at 4935 Boonsboro Road, Suites C and D in Lynchburg (the “Boonsboro Branch”) (opened April 2006), and a branch located at 164 South Main Street, Amherst, Virginia (the “Amherst Branch”) (opened January 2007). In addition, the Bank, through its mortgage division, originates residential mortgage loans through two offices—one located at the Forest Branch and the other located at 14662 Moneta Rd., Suite A in Moneta (opened July, 2005).

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

• City of Bedford, Virginia. As previously disclosed, the Bank had an option to purchase certain property located in the City of Bedford, Virginia. Although this option has expired according to its terms, the Bank continues to evaluate the feasibility of this property as a location on which to open a branch and anticipates that it will reach an agreement to purchase the property during the third quarter of 2007. The Bank does not anticipate requesting approval to open a branch at this location prior to 2008.

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

The following discussion represents management’s discussion and analysis of the financial condition and results of operations of Financial as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006. It should be read in conjunction with the financial statements included elsewhere herein.

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

June 30, 2007
Commitments to extend credit	$36,523,000
Letters of Credit	1,870,000

Total	$38,393,000

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comparison of the financial condition and operating results between June 30, 2007 and December 31, 2006, as applicable, should be read in the context of the length of time for which the Bank has been operating.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition

June 30, 2007 as Compared to December 31, 2006

Total assets were $245,695,000 on June 30, 2007 compared with $232,709,000 at December 31, 2006. The increase in total assets is due in part to an increase in deposits resulting from an increase in rates (as a result of the competitive pressures of the market) that the Bank offers on its deposit products and the Bank’s reputation for service. In particular, new deposits at the recently opened Boonsboro Branch and Amherst Branch as well as the continued growth of our Fort Avenue Branch and Main Street Office contributed to this increase in deposits.

Total deposits grew from $201,789,000 for the year ended December 31, 2006 to $213,104,000 on June 30, 2007, an increase of 5.61%. In addition, the Bank’s effort to increase non-FDIC insured sweep accounts (repurchase agreements) resulted in an increased balance in these accounts to $9,160,000 on June 30, 2007 from $8,450,000 on December 31, 2006.

Loans, net of unearned income and allowance, increased to $203,360,000 on June 30, 2007 from $187,469,000 on December 31, 2006. Total loans increased to $205,536,000 on June 30, 2007 from $189,560,000 on December 31, 2006. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	June 30, 2007		December 31, 2006		June 30, 2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	38,791	18.87%	36,082	19.03%	30,650	18.69%
Real estate construction	33,518	16.31%	32,087	16.93%	27,037	16.49%
Real estate mortgage	105,418	51.29%	98,150	51.78%	83,555	50.97%
Consumer	27,279	13.27%	23,109	12.19%	21,887	13.35%
Other	530	0.26%	132	0.07%	826	0.50%

Total loans	205,536	100.00%	189,560	100.00%	163,955	100.00%

Non-accrual loans decreased to $595,000 on June 30, 2007 from $646,000 on December 31, 2006. Management has provided for the anticipated losses on these loans in the loan loss reserve and does not anticipate that they will have a material impact on the financial condition of the Bank. At the end of the three months ended June 30, 2007, the market value of other real estate owned, which consisted of two single family residences purchased after default by the borrower, was $962,000. Shortly after the end of the quarter the Bank sold one of the properties for a net of $477,000 (which resulted in a loss of $58,000). The Bank currently is trying to sell the remaining OREO property. The Bank anticipates that any loss on the sale of this property will not have a material impact on the Bank’s financial condition.

Cash and cash equivalents decreased to $6,876,000 on June 30, 2007 from $9,876,000 on December 31, 2006. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight borrowings (including federal funds sold). The decrease was due in large part to the Bank’s liquidation of federal funds sold needed to fund loans. In addition, this decrease is due in part to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, both of which are subject to fluctuations, and will contribute to variations in cash and cash equivalents.

Securities held-to-maturity decreased to $6,493,000 on June 30, 2007 from $7,494,000 on December 31, 2006, which resulted from the call of securities prior to maturity. Securities available-for-sale increased slightly to $18,790,000 on June 30, 2007 from $18,698,000 on December 31, 2006.

The following table summarizes the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of June 30, 2007 and December 31, 2006 (amounts in thousands):

	Amortized Costs	June 30, 2007 Gross Unrealized		Fair Value
		Gains	(Losses)
Securities—June 30, 2007
Held to Maturity
US Gov’t & Agency obligations	$6,493	$—	$(176)	$6,317

Available for Sale
US Gov’t & Agency obligations	15,484	—	(369)	15,115
Mortgage-backed securities	1,998	—	(78)	1,920
Municipals	1,291	—	(21)	1,270
Other	486	—	(1)	485

	$19,259	$—	$(469)	$18,790

Securities—December 31, 2006
Held to Maturity
US Gov’t & Agency obligations	$7,494	$2	$(153)	$7,343

Available for Sale
US Gov’t & Agency obligations	16,007	—	(293)	15,714
Mortgage-backed securities	2,203	—	(59)	2,144
Municipals	840	—	—	840

	$19,050	$—	$(352)	$18,698

The following table shows the gross unrealized losses and fair value of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the date indicated:

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
June 30, 2007
Description of securities
Other	$486	$1	$—	$—	$486	$1
U.S. agency obligations	2,798	34	19,453	532	22,251	566
Mortgage-backed securities	222	4	1,698	74	1,920	78

Total temporarily unimpaired securities	$3,506	$39	$21,151	$606	$24,657	$645

December 31, 2006
Description of securities
U.S. agency obligations	$3,957	$32	$18,595	$414	$22,552	$446
Mortgage-backed securities	—	—	1,896	59	1,896	59

Total temporarily unimpaired securities	$3,957	$32	$20,491	$473	$24,448	$505

At June 30, 2007, the Bank had no loans available-for-sale and therefore had no loans in a loss position.

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

At June 30, 2007, the Company does not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. The securities consist of 22 bonds. Twenty-one of these bonds are S&P rated AAA and one corporate bond is S&P rated A. Of these bonds 18 are indirectly backed by the U.S. Government, 3 are issued by municipalities and covered by private bond insurance, and one is issued by a publicly traded United States corporation. For these reasons, management believes the default risk to be minimal. The $18,790,000 in available-for-sale securities in which there is an unrealized loss of $469,000, consists of unrealized losses that range from $850 to $34,000 or from 0.20% to 3.40% of the current book value of the investment. As management has the ability to hold securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

At June 30, 2007, Financial had liquid assets of approximately $25,666,000 in the form of cash and available-for-sale investments. Management believes that liquid assets were adequate at June 30, 2007. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, the Bank has the ability to purchase federal funds on the open market and borrow from the Federal Reserve Bank’s discount window, if necessary.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material negative impact on Financial’s short-term or long-term liquidity.

At June 30, 2007, the Bank had a leverage ratio of 9.46%, a Tier 1 capital to average total assets ratio of 11.45% and a total risk-based capital ratio of 12.54%. As of June 30, 2007 and December 31, 2006 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of June 30, 2007 and December 31, 2006:

Analysis of Capital	June 30, 2007	Dec 31, 2006
Tier 1 Capital – Bank
Common Stock	$3,742	$4,323
Surplus	13,292	7,706
Retained earnings	5,774	4,914

Total Tier 1 capital	$22,808	$16,943

Tier 2 Capital – Bank
Allowance for loan losses	$2,176	$2,091
Total tier 2 Capital:	$2,176	$2,091

Total risk-based capital	$24,984	$19,034

Risk weighted assets	$199,199	$186,290
Average total assets	$241,108	$221,169

			Regulatory Benchmarks
	Actual		For Capital Adequacy Purposes	For Well Capitalized Purposes
	June 30, 2007	Dec 31, 2006
Capital Ratios:
Tier 1 leverage ratio	9.46%	7.66%	4.00%	5.00%
Tier 1 capital to average total assets	11.45%	9.09%	4.00%	6.00%
Total risk-based capital ratio	12.54%	10.22%	8.00%	10.00%

The increase in each of the above ratios was due in large part to the increase in capital resulting from the receipt of proceeds from the stock offering that closed in December 2006.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2007 and 2006

Earnings Summary

Net income for the three and six months ended June 30, 2007 was $498,000 and $896,000, respectively, compared to a net income of $428,000 and $784,000 for the same periods in 2006. Net income increased in large part due to an increase in non-interest income and an increase in total earning assets.

Basic earnings per common share for the three and six months ended June 30, 2007 were $0.20 and $0.35, respectively, compared with $0.19 and $0.36 for the same periods in 2006. Fully diluted earnings per common share for the three and six months ended June 30, 2007 were $0.18 and $0.33 compared with $0.18 and $0.33 for the same period in 2006. All earnings per share amounts have been adjusted to reflect 10% stock dividend paid by Financial on July 24, 2007, as well as all prior stock dividends. Although Financial’s net income increased, earnings per share were diluted by the increased number of shares outstanding resulting from the stock offer that concluded at the end of December, 2006.

These operating results represent an annualized return on stockholders’ equity of 8.83% and 8.09% for the three months and six months ended June 30, 2007 compared with 11.30% and 10.49% for the same periods in 2006. The annualized return on average assets for the three and six months ended June 30, 2007 was 0.83% and 0.76%, respectively, compared with 0.85% and 0.80% for the same periods in 2006. These decreases were due in large part to increase in equity resulting from the proceeds of the stock offering that closed in December 2006.

Interest Income; Interest Expense; and Net Interest Income

Interest income increased to $4,298,000 and $8,391,000 for the three and six months ended June 30, 2007 from $3,547,000 and $6,889,000 for the same periods in 2006, an increase of 21.2% and 21.8%, respectively. This increase was due to an increase in interest earning assets, including loans and investment securities.

Interest expense increased to $1,899,000 and $3,684,000 for the three and six months ended June 30, 2007 from $1,320,000 and $2,528,000, respectively, for the same periods in 2006, an increase of 43.9% and 45.7%, respectively. These increases in interest expense were primarily due to both an increase in the aggregate balance in interest bearing deposit accounts and a shift in the mix of the Bank’s deposits from transactional accounts to higher yielding certificates of deposit. In addition, interest expense increased in part because many customers reinvest the proceeds of maturing certificates of deposit at the prevailing higher interest rates.

The fundamental source of the Bank’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and six months ended June 30, 2007 was $2,399,000 and $4,707,000, respectively, compared with $2,227,000 and $4,361,000 for the same period in 2006. The growth in net interest income for the three and six months ended June 30, 2007 as compared with the comparable three and six months in 2006 was due to the increase in average interest-earning assets, which was the result of growth in the loan portfolio funded by the growth in deposits. The net interest margin decreased to 4.21% and 4.22% for the three and six months ended June 30, 2007, respectively, from 4.70% and 4.67% in the same periods a year ago. During 2007, the Bank has increased the rates that it pays on deposit accounts in response to competition and this contributed to the decrease in the net interest margin.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I on page 21.

Non-Interest Income

Non-interest income, which is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, commissions on sales of investment products (since April, 2006), and the Bank’s ownership interest in a title insurance agency, increased to $698,000 and $1,331,000 for the three and six month periods ended June 30, 2007, respectively, from $539,000 and $988,000 for the comparable periods in 2006. This 29.5% and 34.7% increase was due in large part to income generated by Investment Group, which began operations in the second quarter of 2006, as well as income generated by the Bank’s Mortgage Division. We anticipate that Investment Group will continue to contribute additional non-interest income in the remainder of 2007.

The Bank, through Bank of the James Mortgage, a Division of Bank of the James (the “Mortgage Division”) originates both conforming and non-conforming consumer residential mortgage loans in the Region 2000 area. As part of the Bank’s overall risk management strategy, all of the loans originated and closed by the Mortgage Division are presold to major national mortgage banking or financial institutions. The Mortgage Division assumes no credit or interest rate risk on these mortgages. In July, 2005, the Mortgage Division opened its second mortgage origination office. This office is located in Moneta and was opened to serve the Smith Mountain Lake market. The Bank anticipates that this office will contribute additional non-interest income during 2007.

Non-Interest Expense

Non-interest expense for the three and six months ended June 30, 2007 increased to $2,247,000 and $4,433,000, respectively, from $2,018,000 and $3,831,000 for the comparable periods in 2006. These increases of 11.4% and 15.7%, respectively, in non-interest expense can be attributed to increased occupancy expenses, along with an increase in compensation expense related to an increase in the number of employees necessary to accommodate the Bank’s growth and expansion.

Total personnel expense increased to $1,204,000 and $2,391,000 for the three and six month periods ended June 30, 2007, from $1,014,000 and $1,925,000 for the comparable periods in 2006. Compensation for some employees of the Mortgage Division and Investment Group is commission-based and therefore subject to fluctuation. The Bank also had increases in occupancy expense, credit expense, depreciation expense, data processing fees, and other operating expenses, all of which are related to the growth of the Bank.

Allowance for Loan Losses

The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. Based on the application of the loan loss calculation, the Bank provided $94,000 and $245,000 to the allowance for loan loss for the three and six months ended June 30, 2007, respectively, compared to a provisions of $87,000 and $305,000 for the comparable periods in 2006. Management believes that the current allowance for loan loss of $2,176,000 (or 1.06% of total loans) at June 30, 2007 is adequate.

The following sets forth the reconciliation of the allowance for loan loss:

	Six months ended
	June 30, 2007	June 30, 2006
Balance, beginning of period	$2,091	$1,777
Provision for loan loses	245	305
Loans charged off	(174)	(114)
Recoveries of loans charged off	14	38

Net Charge Offs	(160)	(76)

Balance, end of period	$2,176	$2,006

Income Taxes

For the three and six months June 30, 2007, Financial had an income tax expense of $258,000 and $464,000. Based on its 2006 income tax liability, Financial made an income tax payment of $587,000 during the quarter ended June 30, 2007.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Six Months Ended June 30, 2007 and 2006

	2007			2006
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS

Loans, including fees	$198,415	$7,737	7.86%	$161,148	$6,250	7.82%
Federal funds sold	494	14	5.71%	1,905	45	4.76%
Securities	25,297	617	4.92%	24,388	570	4.71%
Federal agency equities	762	23	6.09%	719	24	6.73%
CBB equity	56	—	—	56	—	—

Total earning assets	225,024	8,391	7.52%	188,216	6,889	7.38%

Allowance for loan losses	(2,157)			(1,942)
Non-earning assets	14,571			12,273

Total assets	$237,438			$198,547

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	$41,905	$573	2.75%	$24,935	$273	2.21%
Savings	13,738	115	1.69%	27,235	263	1.95%
Time deposits	116,198	2,783	4.83%	98,030	1,902	3.91%

Total interest bearing deposits	171,841	3,471	4.07%	150,200	2,438	3.27%

Other borrowed funds
Fed funds purchased	2,826	83	5.92%	562	14	5.02%
Repurchase agreements	8,546	130	3.07%	6,887	76	2.23%

Total interest-bearing liabilities	183,213	3,684	4.05%	157,649	2,528	3.23%

Non-interest bearing deposits	32,233			25,414
Other liabilities	417			417

Total liabilities	215,863			183,480
Stockholders’ equity	21,371			15,067

Total liabilities and Stockholders equity	$237,234			$198,547

Net interest earnings		$4,707			$4,361

Net interest margin			4.22%			4.67%

Interest spread			3.47%			4.15%

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended June 30, 2007 and 2006

	2007			2006
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS

Loans, including fees	$201,737	$3,962	7.88%	$161,479	$3,199	7.95%
Federal funds sold	889	12	5.41%	3,254	38	4.68%
Securities	25,005	307	4.92%	24,557	290	4.74%
Federal agency equities	780	17	8.74%	743	20	10.80%
CBB equity	56	—	—	56	—	—

Total earning assets	228,467	4,298	7.55%	190,089	3,547	7.48%

Allowance for loan losses	(2,197)			(2,017)
Non-earning assets	14,838			12,998

Total assets	$241,108			$201,070

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	$42,816	$297	2.77%	$30,628	$193	2.53%
Savings	13,032	55	1.69%	24,112	117	1.95%
Time deposits	120,278	1,463	4.88%	97,604	968	3.98%

Total interest bearing deposits	176,126	1,815	4.13%	152,344	1,278	3.36%

Other borrowed funds
Fed funds purchased	893	12	5.84%	32	—	0.00%
Repurchase agreements	9,225	72	3.13%	7,298	42	2.31%

Total interest-bearing liabilities	186,244	1,899	4.09%	159,674	1,320	3.32%

Non-interest bearing deposits	31,905			25,852
Other liabilities	500			356

Total liabilities	218,649			185,882

Stockholders’ equity	22,459			15,188

Total liabilities and Stockholders equity	$241,108			$201,070

Net interest earnings		$2,399			$2,227

Net interest margin			4.21%			4.70%

Interest spread			3.46%			4.17%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Net Interest Income Sensitivity Analysis

Management uses net interest income sensitivity analysis to measure the sensitivity of net income to changes in interest rates. The model calculates an earnings estimate based on current and projected balances and rates. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a better analysis of the sensitivity of earnings to changes in interest rates than other analysis such as the static gap analysis. Assumptions used in the model, including loan and deposit growth rates, are derived from seasonal and historical trends, economic forecasts and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Some of the major assumptions utilized in the net interest income sensitivity model are noted below:

•	All maturing products are rolled back into the same product type at the current market or offering rate.

•	In the rising and falling interest rate scenarios, the interest rate shift is horizontal and instantaneous.

•

Prepayment speeds are adjusted in the different shock scenarios and embedded options are deemed exercised when “in-the-money.” Maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loans and mortgage backed securities prepayment assumptions are based on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning.

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

The flat interest rate scenario is utilized by the Company for rate shock scenarios when preparing the net interest income sensitivity analysis. From this base, immediate, parallel rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The following table represents the interest rate sensitivity on projected net income for the twelve months ending June 30, 2007 (fully tax-equivalent basis) for the Company using different rate scenarios:

Change in Yield Curve	Percentage Change in Net Income
+200 basis points	1.53%
+100 basis points	0.86%
Flat	—
- 100 basis points	(1.16)%
- 200 basis points	(3.30)%

Net Portfolio Value Simulation

Net portfolio value simulation is used to calculate the estimated fair value of assets and liabilities in different interest rate environments. Fair values are calculated based on discounted cash flow analysis. The net portfolio value is the fair value of all assets minus the fair value of all liabilities. The change in net portfolio value over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the net portfolio value simulation as in the net interest income sensitivity. The following chart reflects the change in net portfolio value over different rate environments at June 30, 2007:

Change in Yield Curve	(in thousands) Change in Net Portfolio Value
+200 basis points	$(3,255)
+100 basis points	(1,580)
Flat	—
- 100 basis points	535
- 200 basis points	166

As of June 30, 2007, the results of all three market risk simulations as outlined above were within the limits established by the Investment Committee as set forth in the Bank’s Interest Rate Risk Policy.

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

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At June 30, 2007, approximately 67.6% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

(a) The Bank held its annual meeting of shareholders on May 15, 2007 at 4:00 p.m. in Lynchburg, Virginia.

(b) At the annual meeting, the shareholders elected the following directors:

James F. Daly

Donald M. Giles

Watt R. Foster, Jr.

Thomas W. Pettyjohn, Jr.

J. Todd Scruggs

The terms of the following directors continued after the term of the meeting:

Lewis C. Addision

William C. Bryant III

Robert R. Chapman III

Donna Schewel Clark

Augustus A. Petticolas, Jr.

Kenneth S. White

Richard R. Zechini

(c) In addition to the election of the Directors at the annual meeting, the shareholders voted on the following matter: ratify the selection by the Company of Yount, Hyde & Barbour, P.C., independent public accountants, to audit the financial statements of the Company for the fiscal year ending on December 31, 2007 (“Proposal Two”).

At the annual meeting, the number of votes for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter was as follows:

Proposal One—Election of Directors

Name	Number of Votes Cast For	Number of Votes Against	Number of Abstentions	Number of Broker Non-Votes
James F. Daly	1,554,463	—	4,127	—
Donald M. Giles	1,555,082	—	3,508	—
Watt R. Foster, Jr.	1,554,360	—	4,230	—
Thomas W. Pettyjohn, Jr.	1,554,720	—	3,870	—
J. Todd Scruggs	1,555,082	—	3,508	—

Proposal Two—Ratification of Auditors

Number of Votes Cast For	Number of Votes Against	Number of Abstentions	Number of Broker Non-Votes
1,553,484	1,960	3,146	—

(d) Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

The following are filed as Exhibits to this Form 10-Q:

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2007

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2007

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 9, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: August 9, 2007	By	/s/ Robert R. Chapman III
Robert R. Chapman III, President
(Principal Executive Officer)

Date: August 9, 2007	By	/s/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2007

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2007

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 9, 2007