Form 10-Q
period 2007-09-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2007-11-14
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,558,578 shares of Common Stock, par value $2.14 per share, were outstanding at November 14, 2007.

i

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

As of September 30, 2007 and December 31, 2006

(dollar amounts in thousands, except per share amounts)

	(unaudited) 9/30/2007	(audited) 12/31/2006
Assets

Cash and due from banks	$6,717	$6,738
Federal funds sold	—	3,138

Total cash and cash equivalents	6,717	9,876

Securities held-to-maturity (fair value of $6,447 in 2007 and $7,343 in 2006)	6,494	7,494
Securities available-for-sale, at fair value	23,278	18,698
Restricted stock, at cost	986	799
Loans, net of allowance for loan losses of $2,170 in 2007 and $2,091 in 2006	215,287	187,469
Premises and equipment, net	5,687	5,410
Software, net	317	234
Interest receivable	1,496	1,310
Deferred tax asset	492	563
Other assets	991	856

Total Assets	$261,745	$232,709

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	32,373	34,172
NOW, money market and savings	55,819	58,104
Time	135,138	109,513

Total deposits	223,330	201,789

Federal funds purchased	1,113	—

Repurchase agreements	12,796	8,450
Income taxes payable	2	107
Interest payable	411	307
Other liabilities	256	125

Total liabilities	$237,908	$210,778

Stockholders’ equity

Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 2,558,578 as of September 30, 2007 and 2,296,424 shares as of December 31, 2006	5,475	4,914
Additional paid-in-capital	15,998	12,261
Accumulated other comprehensive (loss) income	(94)	(233)
Retained earnings	2,458	4,989

Total stockholders’ equity	$23,837	$21,931

Total liabilities and stockholders’ equity	$261,745	$232,709

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statement of Operations

For the Three and Nine Months Ended September 30, 2007 and 2006

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Interest Income
Loans	$4,209	$3,397	$11,946	$9,647
Securities
US Government and agency obligations	284	311	835	823
Mortgage backed securities	29	26	77	84
Municipals	15	—	32	—
Dividends	7	6	30	30
Other (Corporate)	9	—	10	—
Federal Funds Sold	28	46	42	91

Total interest income	4,581	3,786	12,972	10,675

Interest Expense
Deposits
NOW, money market savings	342	357	1,030	894
Time Deposits	1,617	1,107	4,400	3,008
Federal Funds Purchased	3	4	86	18
Reverse Repurchase Agreements	87	53	217	129

Total interest expense	2,049	1,521	5,733	4,049

Net interest income	2,532	2,265	7,239	6,626
Provision for loan losses	59	184	304	489

Net interest income after provision for loan losses	2,473	2,081	6,935	6,137

Other operating income
Mortgage fee income	358	378	1,066	901
Service charges, fees, commissions	221	215	680	541
Other	75	54	239	193
Gain on sale of securities	—	2	—	2

Total other operating income	654	649	1,985	1,637

Other operating expenses
Salaries and employee benefits	1,160	1,124	3,551	3,049
Occupancy	173	155	521	460
Equipment	213	213	626	620
Supplies	74	67	239	214
Professional, data processing, and other outside expense	272	264	798	778
Marketing	90	84	273	253
Credit expense	54	52	171	144
Loss on sale of other real estate owned	58	—	58	—

Other	152	128	442	400

Total other operating expenses	2,246	2,087	6,679	5,918

Income before income taxes	881	643	2,241	1,856

Income tax expense	300	227	764	656

Net Income	$581	$416	$1,477	$1,200

Income per common share - basic	$0.23	$0.19	$0.58	$0.54

Income per common share - diluted	$0.22	$0.18	$0.55	$0.51

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine months Ended September 30, 2007 and 2006

(dollar amount in thousands, except per share amounts) (unaudited)

	September 30, 2007	September 30, 2006
Cash flows from operating activities
Net Income	$1,477	$1,200
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	491	471
Net amortization and accretion of premiums and discounts on securities	35	51
Gain on sale of available for sale securities	—	(2)
Loss on sale of other real estate owned	(58)	—
Provision for loan losses	304	489
Stock compensation expense	9	78
(Increase) in interest receivable	(186)	(112)
(Increase) in other assets	(77)	(915)
(Decrease) in income taxes payable	(105)	(47)
Increase in interest payable	104	76
Increase in other liabilities	131	99

Net cash provided by operating activities	$2,125	$1,388

Cash flows from investing activities
Purchases of securities held to maturity	$—	$(1,000)
Proceeds from maturities and calls of securities held to maturity	1,000	—
Purchases of securities available for sale	(7,219)	(3,985)
Proceeds from maturities and calls of securities available for sale	2,312	425
Proceeds from sale of securities available for sale	499	1,976
Purchase of Federal Reserve Bank stock	(160)	—
Purchases of Federal Home Loan Bank stock	(27)	(50)
Origination of loans, net of principal collected	(28,160)	(19,071)
Recoveries on loans charged off	38	42
Purchases of premises and equipment	(851)	(973)

Net cash used in investing activities	$(32,568)	$(22,636)

Cash flows from financing activities
Net increase in deposits	$21,541	$14,711
Net increase in federal funds purchased	1,113	668
Net increase in repurchase agreements	4,346	1,504
Proceeds from exercise of stock options	284	184

Net cash provided by financing activities	$27,284	$17,067

(Decrease) in cash and cash equivalents	(3,159)	(4,181)
Cash and cash equivalents at beginning of period	$9,876	$9,236

Cash and cash equivalents at end of period	$6,717	$5,055

Non cash transactions
Additions to other real estate owned	$—	$579
Fair value adjustment for securities available for sale	208	36

Cash transactions
Cash paid for interest	$5,629	$3,973
Cash paid for taxes	856	703

See accompanying notes to these consolidated financial statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information are contained in Financial’s Annual Report on Form 10-KSB for the year ended December 31, 2006. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2006 included in Financial’s Annual Report on Form 10-KSB. Results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Note 3 – Earnings Per Share

For the quarters ended September 30, 2007 and 2006, basic earnings per share has been computed based upon the weighted average common shares outstanding of 2,557,396 and 2,218,685, respectively. All earnings per share amounts have been adjusted to reflect the 10% stock declared by Financial in May 2007 and paid in July 2007 as well as all prior stock dividends.

Currently, only the option shares granted to officers and employees of Financial pursuant to the Amended and Restated Stock Option Plan of Financial are considered dilutive under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2007 and 2006.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$581,000	$416,000	$1,477,000	$1,200,000

Weighted average number of shares	2,557,396	2,218,685	2,550,965	2,210,971
Options affect of incremental shares	117,647	149,854	135,441	151,364

Weighted average diluted shares	2,675,043	2,368,539	2,686,406	2,362,335

Basic earnings per share	$0.23	$0.19	$0.58	$0.54

Diluted earnings per share	$0.22	$0.18	$0.55	$0.51

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

As a result of adopting SFAS 123R on January 1, 2006, the amount of stock-based compensation included within the non-interest expense category for the nine months ended September 30, 2007 and 2006 is $9,000 and 78,000, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the three month period ended September 30, 2007: dividend yield of 0%, expected volatility of 40%, a risk-free interest rate of 4.75%, and expected lives of 7 years.

During 2006, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions.

Stock option plan activity for the nine months ended September 30, 2007 is summarized below:

Stock Option Disclosure 2007

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value
Options outstanding, January 1, 2007	336,813	$9.44
Granted	1,100	17.27
Exercised	(32,364)	7.99
Forfeited	(1,514)	16.53

Options outstanding, September 30, 2007	304,035	9.52	5.85	$1,899,047
Options exercisable, September 30, 2007	302,770	$9.49	5.84	$1,896,171

The total approximate value of in-the-money options exercised during the first nine months ended September 30, 2007 was $251,268. As of September 30, 2007 there was approximately $5,752 of total unrecognized compensation expense related to non vested option awards which will be recognized over the remaining service period.

Note 5 – Stock Dividend

On May 15, 2007, the Board of Directors of the Company declared a 10% stock dividend. The stock dividend was paid on July 24, 2007 to shareholders of record June 19, 2007. Following the stock dividend, the number of outstanding shares increased from 2,323,852 to 2,566,266. The dividend required a reclassification of retained earnings effective May 15, 2007 in the amount of $4,008,000. Of this amount, $491,000 was reclassified as common stock and $3,517,000 was reclassified as additional paid-in-capital. The reclassification did not change total stockholders’ equity.

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

The allowance for loan losses is management’s estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and are reasonably estimable and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Guidelines for determining allowances for loan losses are also provided in the SEC Staff Accounting Bulletin No. 102 – “Selected Loan Loss Allowance Methodology and Documentation Issues” and the Federal Financial Institutions Examination Council’s interagency guidance, “Interagency Policy Statement on the Allowance for Loan and Lease Losses” (the “FFIEC Policy Statement”). See “Management Discussion and Analysis Results of Operations – Allowance for Loan Losses and Loan Loss Reserve” below for further discussion of the allowance for loan losses.

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

Investment Group was incorporated under the laws of the Commonwealth of Virginia in 2006. Effective April 4, 2006, Investment Group began providing securities brokerage services to Bank customers and others. Investment Group provides the Services through an agreement with Community Bankers’ Securities, LLC (“CB Securities”), a registered broker-dealer. Under this agreement, CB Securities will operate service centers in one or more branches of the Bank. As of the date hereof, Investment Group’s only center is located in the Church Street office. All centers will be staffed by a dual employee of Investment Group and CB Securities. Investment Group receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. As of the date hereof, Investment Group has been conducting business for approximately nineteen months and its financial impact on the consolidated financials of the Company has been immaterial. In addition, Investment Group has purchased 4.96% of CBS Holdings, LLC for $10,000. CBS Holdings has an option to purchase CB Securities.

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

The Bank currently serves its customers through the following seven full service offices: the main office located at 828 Main Street in Lynchburg (opened October 2004) (the “Main Street Office”), a branch located at 615 Church Street in Lynchburg (opened July 1999), a branch located at 5204 Fort Avenue in Lynchburg (the “Fort Avenue Branch”) (opened November 2000), a branch located on South Amherst Highway in Amherst County (the “Madison Heights Branch”) (opened June 2002), a branch located at 17000 Forest Road in Forest (the “Forest Branch”) (opened February 2005), a branch located at 4935 Boonsboro Road, Suites C and D in Lynchburg (the “Boonsboro Branch”) (opened April 2006), and a branch located at 164 South Main Street, Amherst, Virginia (the “Amherst Branch”) (opened January 2007). In addition, the Bank, through its mortgage division, originates residential mortgage loans through two offices—one located at the Forest Branch and the other located at 14662 Moneta Rd., Suite A in Moneta (opened July 2005).

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

•

City of Bedford, Virginia. As previously disclosed, the Bank had an option to purchase certain property located in the City of Bedford, Virginia. Although this option has expired according to its terms, the Bank continues to evaluate the feasibility of this property as a location on which to open a branch and anticipates that it will reach an agreement to purchase the property during the next six months. The Bank does not anticipate requesting approval to open a branch at this location prior to the fourth quarter of 2008.

•

Timberlake Road Area, Campbell County (Lynchburg), Virginia. The Bank has purchased certain real property located at the intersection of Turnpike and Timberlake Roads, Campbell County, Virginia. The Bank will evaluate the feasibility of using the current structures on the property as a bank branch. The Bank anticipates requesting approval to open a branch at this location in 2009.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Bank’s commitments is as follows (dollar amounts in thousands):

September 30, 2007
Commitments to extend credit	$38,422
Letters of Credit	2,122

Total	$40,544

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition and results of operations of Financial as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006. It should be read in conjunction with the financial statements included elsewhere herein.

The comparison of the financial condition and operating results between September 30, 2007 and December 31, 2006, as applicable, should be read in the context of the length of time for which the Bank has been operating.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition

September 30, 2007 as Compared to December 31, 2006

Total assets were $261,745,000 on September 30, 2007 compared with $232,709,000 at December 31, 2006. The increase in total assets is due in part to an increase in deposits. Deposits increased in the first two quarters of 2007 in part due to an increase in rates (as a result of the competitive pressures of the market) that the Bank offers on its deposit products and the Bank’s reputation for service. Deposits increased in the third quarter due in large part to the Bank’s sales efforts throughout Region 2000. New deposits at the recently opened Boonsboro Branch and Amherst Branch as well as the continued growth of our Fort Avenue Branch and Main Street Office contributed to this increase in deposits.

Total deposits grew from $201,789,000 for the year ended December 31, 2006 to $223,330,000 on September 30, 2007, an increase of 10.68%. In addition, the Bank’s effort to increase non-FDIC insured sweep accounts (repurchase agreements) resulted in an increase in the balance in these accounts to $12,796,000 on September 30, 2007 from $8,450,000 on December 31, 2006.

Loans, net of unearned income and allowance, increased to $215,287,000 on September 30, 2007 from $187,469,000 on December 31, 2006. Total loans increased to $217,457,000 on September 30, 2007 from $189,560,000 on December 31, 2006. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	September 30, 2007		December 31, 2006		September 30, 2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$44,697	20.55%	36,082	19.03%	$34,532	19.62%
Real estate construction	35,458	16.31%	32,087	16.93%	31,513	17.90%
Real estate mortgage	106,771	49.10%	98,150	51.78%	87,108	49.49%
Consumer	29,522	13.58%	23,109	12.19%	22,749	12.92%
Other	1,009	0.46%	132	0.07%	131	0.07%

Total loans	$217,457	100.00%	189,560	100.00%	$176,033	100.00%

Non-accrual loans increased to $1,016,000 on September 30, 2007 from $646,000 on December 31, 2006. Management has provided for the anticipated losses on these loans in the loan loss reserve and does not anticipate that they will have a material impact on the financial condition of the Bank. Early in the quarter ended September 30, 2007, the Bank sold an other real estate owned (OREO) property for a net of $477,000 (which resulted in a loss of $58,000). At the end of the three months ended September 30,

2007, the market value of other real estate owned, which consisted of two single family residences purchased after default by the borrower, was $500,000. The Bank currently is trying to sell these properties. The Bank anticipates that any losses on the sale of these properties will not have a material impact on the Bank’s financial condition.

Cash and cash equivalents decreased to $6,717,000 on September 30, 2007 from $9,876,000 on December 31, 2006. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight borrowings (including federal funds sold). The decrease was due in large part to the Bank’s liquidation of federal funds sold needed to fund loans. In addition, this decrease is due in part to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, both of which are subject to fluctuations, and will contribute to variations in cash and cash equivalents.

Securities held-to-maturity decreased to $6,494,000 on September 30, 2007 from $7,494,000 on December 31, 2006, which resulted from the call of a security prior to maturity. Securities available-for-sale increased to $23,278,000 on September 30, 2007 from $18,698,000 on December 31, 2006. This increase resulted from the investment of surplus cash in fixed income securities.

The following table summarizes the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of September 30, 2007 and December 31, 2006 (amounts in thousands):

	September 30, 2007
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	(Losses)
Securities - September 30, 2007
Held to Maturity
US Gov’t & Agency obligations	$6,494	$11	$(58)	$6,447

Available for Sale
US Gov’t & Agency obligations	17,447	29	(106)	17,370
Mortgage-backed securities	2,878	2	(54)	2,826
Municipals	2,110	8	(10)	2,108
Other	986	2	(14)	974

	$23,422	$41	$(184)	$23,278

Securities - December 31, 2006
Held to Maturity
US Gov’t & Agency obligations	$7,494	$2	$(153)	$7,343

Available for Sale
US Gov’t & Agency obligations	16,007	—	(293)	15,714
Mortgage-backed securities	2,203	—	(59)	2,144
Municipals	840	—	—	840

	$19,050	$—	$(352)	$18,698

The following table shows the gross unrealized losses and fair value of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the date indicated:

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
September 30, 2007
Description of securities
Other	$472	$(14)	$—	$—	$472	$(14)
U.S. agency obligations	4,616	(43)	14,845	(131)	19,461	(174)
Mortgage-backed securities	212	(1)	1,619	(53)	1,831	(54)

Total temporarily unimpaired securities	$5,300	$(58)	$16,464	$(184)	$21,764	$(242)

December 31, 2006
Description of securities
U.S. agency obligations	$3,957	$(32)	$18,595	$(414)	$22,552	$(446)
Mortgage-backed securities	—	—	1,896	(59)	1,896	(59)

Total temporarily unimpaired securities	$3,957	$(32)	$20,491	$(473)	$24,448	$(505)

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

At September 30, 2007, the Company does not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. The securities consist of 20 bonds. Nineteen of these bonds are S&P rated AAA and one corporate bond is S&P rated A. Of these bonds 15 are indirectly backed by the U.S. Government, four are municipal bank-qualified issues, and one is issued by a publicly traded United States corporation. For these reasons, management believes the default risk to be minimal. As management has the ability to hold securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary

At September 30, 2007, Financial had liquid assets of approximately $29,995,000 in the form of cash and available-for-sale investments. Management believes that liquid assets were adequate at September 30, 2007. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, the Bank has the ability to purchase federal funds on the open market and borrow from the Federal Reserve Bank’s discount window, if necessary.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material negative impact on Financial’s short-term or long-term liquidity.

At September 30, 2007, the Bank had a leverage ratio of 9.20%, a Tier 1 capital to average total assets ratio of 11.07% and a total risk-based capital ratio of 12.10%. As of September 30, 2007 and December 31, 2006 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of September 30, 2007 and December 31, 2006 (dollar amounts in thousands):

Analysis of Capital	September 30, 2007	Dec 31, 2006
Tier 1 Capital – Bank
Common Stock	$3,742	$4,323
Surplus	13,295	7,706
Retained earnings	6,341	4,914

Total Tier 1 capital	$23,378	$16,943

Tier 2 Capital – Bank
Allowance for loan losses	$2,170	$2,091

Total tier 2 Capital:	$2,170	$2,091

Total risk-based capital	$25,548	$19,034

Risk weighted assets	$211,138	$186,290
Average total assets	$254,024	$221,169

	Actual		Regulatory Benchmarks
	September 30, 2007	Dec 31, 2006	For Capital Adequacy Purposes	For Well Capitalized Purposes
Capital Ratios:
Tier 1 leverage ratio	9.20%	7.66%	4.00%	5.00%
Tier 1 capital to average total assets	11.07%	9.09%	4.00%	6.00%
Total risk-based capital ratio	12.10%	10.22%	8.00%	10.00%

The increase in each of the above ratios was due in large part to the increase in capital resulting from the receipt of proceeds from the stock offering that closed in December 2006.

The capital ratios for the Company on a consolidated basis are comparable to the capital ratios of the Bank set forth above.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2007 and 2006

Earnings Summary

Net income for the three and nine months ended September 30, 2007 was $581,000 and $1,477,000, respectively, compared to a net income of $416,000 and $1,200,000 for the same periods in 2006. Net income increased in large part due to an increase in non-interest income and an increase in total earning assets.

Basic earnings per common share for the three and nine months ended September 30, 2007 were $0.23 and $0.58, respectively, compared with $0.19 and $0.54 for the same periods in 2006. Fully diluted earnings per common share for the three and nine months ended September 30, 2007 were $0.22 and $0.55 compared with $0.18 and $0.51 for the same period in 2006. All earnings per share amounts have been adjusted to reflect 10% stock dividend paid by Financial on July 24, 2007, as well as all prior stock dividends. Although Financial’s net income increased, earnings per share were diluted by the increased number of shares outstanding resulting from the stock offer that concluded at the end of December, 2006.

These operating results represent an annualized return on stockholders’ equity of 10.01% and 8.75% for the three months and nine months ended September 30, 2007 compared with 10.55% and 10.51% for the same periods in 2006. The decreases in the annualized return on stockholders’ equity were due in large part to increase in equity resulting from the proceeds of the stock offering that closed in December 2006. The annualized return on average assets for the three and nine months ended September 30, 2007 was 0.91% and 0.81%, respectively, compared with 0.78% and 0.79% for the same periods in 2006.

Interest Income; Interest Expense; and Net Interest Income

Interest income increased to $4,581,000 and $12,972,000 for the three and nine months ended September 30, 2007 from $3,786,000 and $10,675,000 for the same periods in 2006, an increase of 21.00% and 21.52%, respectively. These increases were due to an increase in interest earning assets, including loans and investment securities.

Interest expense increased to $2,049,000 and $5,733,000 for the three and nine months ended September 30, 2007 from $1,521,000 and $4,049,000, respectively, for the same periods in 2006, an increase of 34.71% and 41.59%, respectively. These increases in interest expense were primarily due to both an increase in the aggregate balance in interest bearing deposit accounts and a shift in the mix of the Bank’s deposits from transactional accounts to higher yielding certificates of deposit. In addition, interest expense increased in part because many customers reinvest the proceeds of maturing certificates of deposit at the prevailing higher interest rates.

The fundamental source of the Bank’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and nine months ended September 30, 2007 was $2,532,000 and $7,239,000 respectively, compared with $2,265,000 and $6,626,000 for the same period in 2006. The growth in net interest income for the three and nine months ended September 30, 2007 as compared with the comparable three and nine months in 2006 was due to the increase in average interest-earning assets, which was the result of growth in the loan portfolio funded by the growth in deposits. The net interest margin decreased to 4.17% and 4.20% for the three and nine months ended September 30, 2007, respectively, from 4.51% and 4.62% in the same periods a year ago. During the first two quarters of 2007, the Bank increased the rates that it pays on deposit accounts in response to competition and this contributed to the decrease in the net interest margin. The increased rates remained in effect until the end of the third quarter when, in response to rate cuts by the Federal Open Market Committee, the Bank lowered the rates that it pays on transactional deposit accounts.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I on page 18.

Non-Interest Income

Non-interest income, which is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, commissions on sales of investment products (since April, 2006), and the Bank’s ownership interest in a title insurance agency, increased to $654,000 and $1,985,000 for the three and nine month periods ended September 30, 2007, respectively, from $649,000 and $1,637,000 for the comparable periods in 2006. This 0.77% and 21.26% increase was due in large part to income generated by Investment Group, which began operations in the second quarter of 2006, as well as income generated by the Bank’s Mortgage Division. We anticipate that Investment Group will continue to contribute additional non-interest income in the remainder of 2007.

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

Non-Interest Expense

Non-interest expense for the three and nine months ended September 30, 2007 increased to $2,188,000 and $6,621,000, respectively, from $2,087,000 and $5,918,000 for the comparable periods in 2006. These increases of 4.84% and 11.88%, respectively, in non-interest expense can be attributed to increased occupancy expenses, along with an increase in compensation expense related to an increase in the number of employees necessary to accommodate the Bank’s growth and expansion.

Total personnel expense increased to $1,160,000 and $3,551,000 for the three and nine month periods ended September 30, 2007, from $1,124,000 and $3,049,000 for the comparable periods in 2006. Compensation for some employees of the Mortgage Division and Investment Group is commission-based and therefore subject to fluctuation. The Bank also had increases in occupancy expense, credit expense, depreciation expense, data processing fees, and other operating expenses, all of which are related to the growth of the Bank.

Allowance for Loan Losses

The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. Based on the application of the loan loss calculation, the Bank provided $59,000 and $304,000 to the allowance for loan loss for the three and nine months ended September 30, 2007, respectively, compared to a provisions of $184,000 and $489,000 for the comparable periods in 2006. Management believes that the current allowance for loan loss of $2,170,000 (or 1.00% of total loans) at September 30, 2007 is adequate.

The following sets forth the reconciliation of the allowance for loan loss (dollar amounts in thousands):

	Nine Months Ended
	September 30, 2007	September 30, 2006
Balance, beginning of period	$2,091	$1,777
Provision for loan losses	304	489
Loan Charged off	(262)	(295)
Recoveries of loans charged off	37	42

Balance, end of period	2,170	2,013

Income Taxes

For the three and nine months September 30, 2007, Financial had an income tax expense of $300,000 and $764,000.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarters Ended September 30, 2007 and 2006

(dollar amounts in thousands)

	2007			2006
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS

Loans, including fees	$211,725	$4,210	7.89%	$168,171	$3,397	8.01%
Federal funds sold	2,241	28	4.96%	3,431	46	5.32%
Securities	26,470	337	5.05%	27,473	337	4.87%
Federal agency equities	785	6	3.03%	743	6	3.20%
CBB equity	56	—	—	56	—	—

Total earning assets	241,277	4,581	7.53%	199,874	3,786	7.52%

Allowance for loan losses	(2,177)			(2,027)
Non-earning assets	14,924			13,166

Total assets	$254,024			$211,013

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	$42,869	$294	2.72%	$37,878	$268	2.81%
Savings	11,894	49	1.63%	18,973	90	1.88%
Time deposits	130,543	1,616	4.91%	102,770	1,107	4.27%

Total interest bearing deposits	185,306	1,959	4.19%	159,621	1,465	3.64%

Other borrowed funds
Fed funds purchased	286	3	4.16%	290	4	5.47%
Repurchase agreements	11,416	87	3.02%	8,433	53	2.49%

Total interest-bearing liabilities	197,008	2,049	4.13%	168,344	1,522	3.59%

Non-interest bearing deposits	33,627			26,610
Other liabilities	566			417

Total liabilities	231,201			195,370

Stockholders’ equity	22,823			15,643

Total liabilities and Stockholders equity	$254,024			$211,013

Net interest earnings		$2,532			$2,264

Net interest margin			4.16%			4.49%

Interest spread			3.41%			3.93%

Net Interest Margin Analysis

Average Balance Sheets

For the Nine Months Ended September 30, 2007 and 2006

(dollar amounts in thousands)

	2007			2006
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS

Loans, including fees	$202,901	$11,946	7.87%	$163,515	$9,647	7.89%
Federal funds sold	1,083	42	5.19%	2,416	91	5.04%
Securities	25,692	954	4.96%	25,428	907	4.77%
Federal agency equities	770	30	5.21%	727	30	5.52%
CBB equity	56	—	—	56	—	—

Total earning assets	230,502	12,972	7.52%	192,142	10,675	7.43%

Allowance for loan losses	(2,164)			(1,970)
Non-earning assets	14,685			12,582

Total assets	$243,023			$202,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	$42,224	$866	2.74%	$29,291	$541	2.47%
Savings	13,117	164	1.67%	24,451	353	1.93%
Time deposits	121,032	4,400	4.86%	99,628	3,008	4.04%

Total interest bearing deposits	176,373	5,430	4.12%	153,370	3,902	3.40%

Other borrowed funds
Fed funds purchased	1,964	86	5.85%	475	18	5.07%
Repurchase agreements	9,513	217	3.05%	7,408	129	2.33%

Total interest-bearing liabilities	187,850	5,733	4.08%	161,253	4,049	3.36%

Non-interest bearing deposits	32,710			25,823
Other liabilities	603			417

Total liabilities	221,163			187,493

Stockholders’ equity	21,860			15,261

Total liabilities and Stockholders equity	$243,023			$202,754

Net interest earnings		$7,239			$6,626

Net interest margin			4.20%			4.61%

Interest spread			3.44%			4.07%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

General

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Company’s market risk is composed primarily of the Bank’s exposure to interest rate risk. The Investment Committee of the Bank’s Board of Directors is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk. The Board of Directors reviews and approves the guidelines established by the Investment Committee. Interest rate risk is monitored through the use of three complimentary modeling tools: static gap analysis, net interest income sensitivity analysis (also known as earnings shock simulation) and net portfolio value (also known as economic value of equity) simulation. Each of these models measures changes in a variety of interest rate scenarios. While each of the interest rate risk analyses has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Company, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap, which measures aggregate repricing and opportunity for repricing values, is less utilized since it does not effectively measure the investment options risk impact on the Company. Net interest income sensitivity analysis and net portfolio value simulation, which more effectively measure the cash flow impacts, are utilized by management on a regular basis and are explained below.

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

The flat interest rate scenario is utilized by the Company for rate shock scenarios when preparing the net interest income sensitivity analysis. From this base, immediate, parallel rate shocks in 100 basis point increments are applied to see the impact on the Company’s earnings. The following table represents the interest rate sensitivity on projected net income for the twelve months ending September 30, 2007 (fully tax-equivalent basis) for the Company using different rate scenarios:

Change in Yield Curve	Percentage Change in Net Income
+ 200 basis points	1.98%
+ 100 basis points	1.48%
Flat	—
- 100 basis points	(2.11)%
- 200 basis points	(4.74)%

Net Portfolio Value Simulation

Net portfolio value simulation is used to calculate the estimated fair value of assets and liabilities in different interest rate environments. Fair values are calculated based on discounted cash flow analysis. The net portfolio value is the fair value of all assets minus the fair value of all liabilities. The change in net portfolio value over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the net portfolio value simulation as in the net interest income sensitivity. The following chart reflects the change in net portfolio value over different rate environments at September 30, 2007:

Change in Yield Curve	(in thousands) Change in Net Portfolio Value
+ 200 basis points	$(4,008)
+ 100 basis points	(1,924)
Flat	—
- 100 basis points	213
- 200 basis points	11

As of September 30, 2007, the results of all three market risk simulations as outlined above were within the limits established by the Investment Committee as set forth in the Bank’s Interest Rate Risk Policy.

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

Opening new branches may not result in increased assets or revenues for us. As set forth below, we are considering opening additional branches over the next 18 months (see “Management’s Discussion and Analysis – Expansion Plans”). The investment necessary for these branch expansions may negatively impact our earnings and efficiency ratio. There is a risk that we will be unable to manage our growth, as the process of opening new branches may divert our time and resources. There is a risk that, if we do open these branches, they may not be profitable, which would negatively impact our results of operations. There is also risk that we may fail to open any additional branches.

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

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At September 30, 2007, approximately 65.4% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

The following are filed as Exhibits to this Form 10-Q:

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2007

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2007

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 14, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: November 14, 2007	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President (Principal Executive Officer)

Date: November 14, 2007	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2007

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2007

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 14, 2007