Form 10-K
period 2007-12-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2008-03-26
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

BANK OF THE JAMES FINANCIAL GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Commission file number 000-50548

Virginia	20-0500300
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

828 Main Street, Lynchburg, VA	24504
(Address of Principal Executive Offices)	(Zip Code)

(434) 846-2000

(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $2.14 par value

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate value of the voting common equity held by nonaffiliates as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $37,294,000 based on the price at which the common stock last sold on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $2.14 par value as of March 14, 2008 was approximately 2,553,078.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2008 Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 20, 2008, are incorporated by reference into Part III of this Form 10-K

Part I

Item 1.	Business

Overview and History

Bank of the James Financial Group, Inc. (“Financial”) is a bank holding company with its headquarters in Lynchburg, Virginia. Financial was incorporated at the direction of Bank of the James (the “Bank”) on October 3, 2003 to serve as a bank holding company of the Bank. Financial acquired all of the shares of the Bank in a statutory share exchange on a one-for-one basis on January 1, 2004. In addition to the Bank, Financial wholly-owns BOTJ Investment Group, Inc. (“Investment Group”) through which we offer brokerage, fixed and variable annuity products, and related services to the public through a third party broker-dealer. These two entities are our only subsidiaries and primary assets.

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

Region 2000 has a broad range of services, light industry, and manufacturing plants. Principal service, industrial, research and development employers include: BWX Technologies, Inc. (nuclear fuel); AREVA (nuclear services); Centra Health, Inc. (health care services); C.B. Fleet, Inc. (medical supplies); Genworth Financial (life insurance and other financial products); Frito-Lay, Inc. (snack foods); Lynchburg Foundry Company (castings); R.R. Donnelley Printing Inc. (printed products); as well as six colleges including Randolph College, Sweet Briar College, Liberty University, and Lynchburg College.

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

Virginia law permits statewide branching by banks. Consequently, the Bank’s market area is a highly competitive, highly branched banking market. Competition in the market area for loans to individuals, small businesses, and professional concerns, the Bank’s target market, is keen, and pricing is important. Most of the Bank’s competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services, that the Bank is not currently providing. Moreover, larger institutions operating in the Region 2000 market area have access to borrowed funds at a lower cost than presently available to the Bank. Deposit competition is strong and comes from institutions in the market, U.S. Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors, among other sources. As a result, the Bank has paid, and may in the future pay, above-market rates to attract deposits.

The adoption of legislation permitting nationwide interstate banking and branching and the use of financial holding companies may also increase competition in the Bank’s market area. See “Supervision and Regulation of Financial” below.

Supervision and Regulation of Financial

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

General. The Bank is under the supervision of, and subject to regulation and examination by, the Federal Reserve Board, and the State Corporation Commission of Virginia Bureau of Financial Institutions (the “Commission”). As such, the Bank is subject to various statutes and regulations administered by these agencies that govern, among other things, required reserves, investments, loans, lending limits, acquisitions of fixed assets, interest rates payable on deposits, transactions among affiliates and the Bank, the payment of dividends, mergers and consolidations, and establishment of branch offices.

The earnings of the Bank are affected by general economic conditions, management policies and the legislative and governmental actions of the various regulatory authorities, including those referred to above.

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

The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assesses higher rates on those institutions that pose greater risks to the Deposit Insurance Fund (the “DIF”). The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lower risk category, Risk Category I, rates will vary based on each institution’s CAMELS component ratings, certain financial ratios, and long-term debt issuer ratings.

Capital group assignments are made quarterly and an institution is assigned to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal banking regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 5 to 43 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. Institutions that are well capitalized will be charged a rate between 5 and 7 cents per $100 of deposits.

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

The minimum requirement for the ratio of total capital to risk-weighted assets (including certain off-balance sheet obligations, such as stand-by letters of credit) for a bank to be “adequately capitalized” is 8.0%. At least half of the risk-based capital must consist of stockholders’ equity (including retained earnings) and qualifying noncumulative preferred stock, less deductions for goodwill and various other intangibles (“Tier 1 capital”). The remainder (“Tier 2 capital”) generally consists of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general valuation allowance for loan losses. No element of Tier 1 or Tier 2 capital may contain covenants, terms, or restrictions that are inconsistent with sound banking practices. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.” The Tier 1 and total capital to risk-weighted asset ratio of the Bank as of December 31, 2007 and December 31, 2006 was 10.97% and 9.09%, respectively, exceeding the minimums required.

The Federal Reserve Board also has adopted regulations that supplement the risk-based guidelines to include a minimum leverage ratio of Tier 1 capital to quarterly average assets (“Leverage ratio”) of 3.0%. The Federal Reserve Board has emphasized that the foregoing standards are supervisory minimums and that a banking organization will be permitted to maintain such minimum levels of capital only if it receives the highest rating under the regulatory rating system and the banking organization is not experiencing or anticipating significant growth. Such banks are expected to maintain capital ratios well above minimum levels. All other banking organizations are required to maintain a Leverage ratio of at least 4.0% to 5.0% of Tier 1 capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The tangible Tier 1 Leverage ratio is the ratio of a banking organization’s Tier 1 capital, less deductions for intangibles otherwise includable in Tier 1 capital to total tangible assets. The Leverage ratio of the Bank as of December 31, 2007 and 2006 was 8.96% and 7.66%, respectively, exceeding the minimums required.

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

Employees

As of March 14, 2008, we had approximately 108 full-time equivalent employees. None of our employees are represented by any collective bargaining agreements, and relations with employees are considered excellent. We maintain employee benefit programs that include health insurance, a flexible spending account, and a 401(k) plan.

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

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2007, approximately 82% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

If we fail to retain our key employees, our growth and profitability could be adversely affected. Our success is, and is expected to remain, highly dependent on our executive management team, consisting of Robert R. Chapman III, J. Todd Scruggs, and Martin E. Waltemyer. This is particularly true because, as a community bank, we depend on our management team’s ties to the community to generate business for us. Our growth will continue to place significant demands on our management, and the loss of any such person’s services may have an adverse effect upon our growth and profitability.

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

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties

Current Locations and Property

As of December 31, 2007 the Bank conducted its banking business from seven locations, its mortgage origination services business primarily from two locations, and its investment services business primarily from one location.

Depending on such factors as cost, availability, and location, we may either lease or purchase our facilities. The existing facilities that we have purchased typically have been former branches of other financial institutions. We own 4 of our locations and lease 4 of our locations. The following table describes the location and general character of our facilities:

Address	Type of Facility	Year Opened	Owned/Leased
5204 Fort Avenue Lynchburg, Virginia	Full service branch with drive thru and ATM		Owned

4698 South Amherst Highway Madison Heights, Virginia	Full service branch with drive thru and ATM		Owned

17000 Forest Road Forest, Virginia	Full service branch with drive thru and ATM Headquarters for Mortgage Division		Owned

164 South Main Street Amherst, Virginia	Full service branch with drive thru and ATM		Owned

828 Main Street Lynchburg, Virginia	Corporate Headquarters; Full service branch with ATM		Leased (1)

615 Church Street Lynchburg, Virginia	Full service branch with drive thru and ATM Headquarters for Investment Group		Leased (2)

4935 Boonsboro Road, Suites C and D Lynchburg, Virginia	Full service branch with drive thru and ATM	Leased (3)

14662 Moneta Road, Suite A Moneta, Virginia	Mortgage Banking Office	Leased (4)

(1)	Base lease expires July 31, 2014. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.
(2)	Base lease expires August 31, 2009.
(3)	Base lease expires December 31, 2010. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.
(4)	Base lease expires September 30, 2009. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.

We believe that each of these operating facilities are maintained in good operating condition and are suitable for our operational needs.

In addition, the Bank may evaluate the feasibility of entering into sale/leaseback agreements for certain branches.

Interest in Additional Properties

As discussed in “Management’s Discussion and Analysis—Expansion Plans” in addition to the facilities set forth above, the Bank has purchased the following properties:

•	Unimproved real property located off of Independence Boulevard in the City of Bedford, Virginia; and

•	Real property and improvements thereto located in the Timberlake Road area of Campbell County (Lynchburg), Virginia.

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

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to vote to the security holders of Financial during the quarter ended December 31, 2007.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Prices and Dividends

The Common Stock of Financial is quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol “BOJF (“BOJF.OB” on some systems). The volume of trading of shares of Common Stock has not been extensive. Prior to January 2, 2004, the common stock of the Bank was traded on the OTCBB under the symbol BOTJ. The following table sets forth the quarterly high and low bid prices for each quarter in fiscal 2007 and 2006 for Financial and was obtained from the OTC Bulletin Board (www.otcbb.com — “Trading Activity Reports”).

	Market Prices and Dividends (1)
	Sales Price ($)		Dividends ($)
	High	Low
Fiscal 2007
First Quarter	19.00	17.51	0.00
Second Quarter	20.75	16.50	0.00
Third Quarter	18.10	14.04	0.00
Fourth Quarter	15.65	12.05	0.00
Fiscal 2006
First Quarter	25.00	18.15	0.00
Second Quarter	21.25	18.05	0.00
Third Quarter	20.50	18.05	0.00
Fourth Quarter	19.00	18.00	0.00

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 14, 2008 (the most recent date available), the Common Stock traded for $13.00 per share. As of March 14, 2008, there were approximately 2,553,078 shares of Common Stock outstanding, which shares are held by approximately 2,951 shareholders of record. Neither Financial nor the Bank prior to the formation of Financial has declared or paid a cash dividend on its Common Stock.

Dividend Policy

The Company’s future dividend policy is subject to the discretion of its Board of Directors and will depend upon a number of factors, including future earnings, financial condition, liquidity and capital requirements of both the Company and the Bank, applicable governmental regulations and policies and other factors deemed relevant by its Board of Directors.

The Company is organized under the Virginia Stock Corporation Act, which prohibits the payment of a dividend if, after giving it effect, the corporation would not be able to pay its debts as they become due in the usual course of business or if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved, to satisfy the preferential rights upon dissolution of any preferred shareholders.

The Company is a legal entity separate and distinct from its subsidiaries. Its ability to distribute cash dividends will depend primarily on the ability of the Bank to pay dividends to it, and the Bank is subject to laws and regulations that limit the amount of dividends that it can pay. As a state member bank, the Bank is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. For a discussion of these restrictions, see “Supervision and Regulation of Financial – Limits on the Payment of Dividends.”

The Bank generated start-up losses in its beginning years; as such the organization had negative retained earnings and was not able to pay cash dividends until recently. Although Financial’s retained earnings are now positive, cash dividends are not planned at this time. Financial intends to follow a policy of keeping retained earnings, if any, for the purpose of increasing net worth and reserves of the Bank during its initial years of operation in order to promote the Bank’s growth and ability to compete in its market area. As a result, Financial does not anticipate paying a cash dividend on its Common Stock in 2008.

Stock Repurchases

On October 1, 2007 the Board of Directors of Financial authorized a stock repurchase program which calls for the repurchase of up to 25,000 shares of its common stock on or before September 30, 2008. The shares reported in the table as shares that may be repurchased under the plan represent shares eligible for the calendar year 2007. The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason. The following table lists shares repurchased during the quarter ended December 31, 2007 and the maximum amount available to repurchase under the repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Month # 1 October 1 through October 31, 2007	—	n/a	—	25,000

Month # 2 November 1 through November 30, 2007	280	13.28	280	24,720

Month # 3 December 1 through December 31, 2007	1,285	12.29	1,285	23,155

Total	1,565	12.46	1,565	23,155

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information concerning Financial’s equity compensation plans at December 31, 2007. All figures have been adjusted to reflect the 10% stock dividend declared on May 15, 2007 and paid on July 24, 2007 as well as all prior stock dividends declared by Financial. All outstanding stock options have been issued under plans approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)
Equity compensation plans approved by shareholders - 1999 Stock Option Plan of Bank of the James Financial Group, Inc.	299,984	$9.51	10,643

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	299,984	9.51	10,643

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

The following discussion is intended to assist readers in understanding and evaluating our financial condition and results of operations. You should read this discussion in conjunction with our financial statements and accompanying notes included elsewhere in this report. Because Bank of the James Financial Group, Inc. (“Financial”) has no material operations and conducts no business other than the ownership of its two subsidiaries, Bank of the James and BOTJ Investment Group, Inc., the discussion primarily concerns the business of these two subsidiaries. However, for ease of reading and because our financial statements are presented on a consolidated basis, references to “we,” “us,” or “our” refer to Financial, Bank of the James, and BOTJ Investment Group, Inc. as appropriate. The comparison of operating results for Financial between the years ended December 31, 2007 and 2006 should be read in the context of both the size and the relatively short operating history of the Bank.

Overview

Financial is a bank holding company headquartered in Lynchburg, Virginia. We conduct our primary operations through two wholly-owned subsidiaries, Bank of the James (which we refer to as the “Bank”) and BOTJ Investment Group, Inc. (which we refer to as the “Investment Group”).

The Bank is a Virginia banking corporation headquartered in Lynchburg, Virginia. The Bank was incorporated under the laws of the Commonwealth of Virginia as a state chartered bank in 1998 and began banking operations in July 1999. Investment Group was incorporated under the laws of the Commonwealth of Virginia in 2006 and began providing securities brokerage services to the public in April 2006. It conducts its business primarily from one office located in the City of Lynchburg.

Although we intend to increase other sources of revenue, our operating results depend primarily upon the Bank’s net interest income, which is determined by the difference between (i) interest and dividend income on earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. The Bank’s net income also is affected by its provision for loan losses, as well as the level of its non-interest income, including loan fees and service charges, and its non-interest expenses, including salaries and employee benefits, occupancy expense, data processing expenses, miscellaneous other expenses, franchise taxes, and income taxes.

For the year ended December 31, 2007, net income was $2,084,000, an increase of $319,000 from $1,765,000 for year ended December 31, 2006. The increase in earnings resulted from a 20.7% increase in interest income and an 18.9% increase in non-interest income. For the year ended December 31, 2007, net income per share increased to $0.82 per basic share ($0.78 diluted) from $0.80 per basic share ($0.75 diluted) for the year ended December 31, 2006.

Net interest income increased in large part as a result of the growth in average interest-earning assets, specifically loans. The increase is attributable to fees derived from increased mortgage origination volume, revenue from the Bank’s investment in a title insurance company, as well as commissions on investments offered through Investment Group. Non-interest expense increased in 2007 as compared to 2006 because of increases in personnel expense, outside expense, and other operating expenses resulting from the growth of the Bank’s branch network.

Total assets as of December 31, 2007 were $270,060,000 compared to $232,709,000 at the end of 2006, an increase of $37,351,000 or 16.1%. Loans, net of unearned income and loan loss provision, increased from $187,469,000 as of December 31, 2006 to $224,022,000 as of the end of December 31, 2007, an increase of 19.5%. Management expects that the current level of equity capital will allow the Bank, among other things, to continue to grow its loan portfolio.

Financial experienced net interest margin compression during 2007 as a result of increased competition for deposits, price sensitive deposit customers and the inverted treasury yield curve that created higher short-term rates. The combination of these factors created a shift in the funding mix and an increased cost of funds. The net interest margin decreased 39 basis points to 4.18% for 2007, compared to 4.57% for 2006. For the fourth quarter of 2007, the net interest margin was 4.11%. Management expects the net interest margin to remain under pressure during the first and second quarters of 2008 because a significant amount of the Bank’s fixed rate certificates of deposit will not reprice until later in 2008. However, the ability to attract lower cost funds, including noninterest-bearing deposits, and the shape of the yield curve will have a significant impact on future increases or decreases in net interest income.

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

Stock Dividends

On January 17, 2006, Financial declared a 25% stock dividend (or 5 for 4 split), which was paid on March 10, 2006 to shareholders of record on February 10, 2006. On May 15, 2007, Financial declared a 10% stock dividend, which was paid on July 24, 2007 to shareholders of record on June 19, 2007. Except as otherwise described in this report, all share amounts and dollar amounts per share in this report with regard to the common stock have been adjusted to reflect these and all prior stock dividends.

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

Results of Operations

Year ended December 31, 2007 compared to year ended December 31, 2006

Net Income

The net income for Financial for the year ended December 31, 2007 was $2,084,000 or $0.82 per basic and $0.78 per diluted share compared with net income of $1,765,000 or $0.80 per basic and $0.75 per diluted share for the year ended December 31, 2006. Note 10 of the Audited Financial Statements provides additional information with respect to the calculation of Financial’s earnings per share.

The increase of $319,000 in 2007 net income compared to 2006 net income was due in large part to the following factors: i) additional interest earned as a result of an increase in the size of the loan portfolio, Financial’s primary method of investment; and ii) an increase in non-interest income. The increase was negatively impacted by i) a decrease in net interest margin as a result of maturing certificates of deposit renewing at higher rates, ii) an increase in personnel expenses and occupancy expenses related to our expansion as well as an increase in outside expenses.

Our loan loss provision was $451,000 for the year ended December 31, 2007 as compared with a loan loss provision of $630,000 for the year ended December 31, 2006. This decrease resulted from application of the Bank’s impairment review, as required by SFAS 114, and an analysis of historical loss percentages, as required by SFAS 5, both of which are discussed in more detail below, performed in accordance with FFIEC Policy Statement discussed under “Critical Accounting Policies,” above. Although as of December 31, 2007 the Bank had loans in excess of $1,246,000 classified as non-performing, management believes the additional impairment on these loans will be immaterial due to the fact that the anticipated losses associated with these loans have been provided for in the allowance for loan loss.

These operating results represent a return on average shareholders’ equity of 9.10% for the year ended December 31, 2007 compared to 11.35% for the year ended December 31, 2006. Return on average assets for the year ended December 31, 2007 was 0.84% compared to 0.85% in 2006.

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

Net interest income for 2007 increased $884,000 to $9,880,000 or 9.83% from net interest income of $8,996,000 in 2006. The growth in net interest income was due to an increase in average interest-earning assets which was the result of growth in the loan portfolio funded by the growth in deposits. The net interest margin decreased to 4.18% in 2007 from 4.57% in 2006. The average rate on earning assets increased 3 basis points from 7.46% in 2006 to 7.49% in 2007 and the average rate on interest-bearing liabilities increased from 3.46% in 2006 to 4.06% in 2007. Although management cannot predict with certainty future interest rate decisions by the FOMC, management believes that the rates being offered on both loans and deposits can be adjusted to maintain an acceptable spread between the average rate the Bank receives on assets and the average rate that the Bank pays on liabilities.

Interest income increased to $17,715,000 for the year ended December 31, 2007 from $14,680,000 for the year ended December 31, 2006. This increase was due to an increase in the amount of interest earning assets, including loans and investment securities.

Interest expense increased to $7,835,000 for the year ended December 31, 2007 from $5,684,000 for the year ended December 31, 2006. This increase in interest expense was primarily due to both an increase in the aggregate balance in interest bearing deposit accounts and, in response to the interest rate increases by the FOMC during the first nine months of 2007. In addition, interest expense increased in part because of a growth in certificate of deposits, which paid increased interest rates in response to competition. The Bank expects its interest expense to begin to decrease slightly throughout the first and second quarters of 2008 as maturing certificates of deposit renew and reprice at lower rates.

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

[remainder of page left blank]

Net Interest Margin Analysis

Average Balance Sheets

For the Twelve Months Ended December 31, 2007, 2006 and 2005

	2007			2006			2005
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS

Loans, including fees	$207,772	$16,259	7.83%	$167,840	$13,280	7.91%	$149,387	$10,904	7.30%
Federal funds sold	973	49	5.04%	2,261	113	5.00%	1,879	58	3.09%
Securities	27,015	1,357	5.02%	25,778	1,240	4.81%	22,699	1,036	4.56%
Federal agency equities	810	50	6.17%	731	47	6.43%	622	30	4.82%
CBB equity	56	—	0.00%	56	—	0.00%	56	—	—

Total earning assets	236,626	17,715	7.49%	196,666	14,680	7.46%	174,643	12,028	6.89%

Allowance for loan losses	(2,162)			(1,988)			(1,575)
Non-earning assets	14,901			12,717			10,702

Total assets	$249,365			$207,395			$183,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	$42,964	$1,123	2.61%	$31,824	$814	2.56%	$18,915	$216	1.14%
Savings	12,572	193	1.54%	22,371	420	1.88%	44,440	858	1.93%
Time deposits	124,886	6,083	4.87%	101,486	4,224	4.16%	76,861	2,591	3.37%

Total interest bearing deposits	180,422	7,399	4.10%	155,681	5,458	3.51%	140,216	3,665	2.61%

Other borrowed funds
Fed funds purchased	2,035	114	5.60%	715	39	5.45%	742	28	3.77%
Repurchase agreements	10,737	322	3.00%	7,694	187	2.43%	4,823	86	1.78%
Total interest-bearing liabilities	193,194	7,835	4.06%	164,090	5,684	3.46%	145,781	3,779	2.59%

Non-interest bearing deposits	33,237			27,316			23,953
Other liabilities	631			437			207

Total liabilities	227,062			191,843			169,941

Stockholders’ equity	22,303			15,552			13,829

Total liabilities and Stockholders equity	$249,365			$207,395			$183,770

Net interest earnings		$9,880			$8,996			$8,249

Net interest margin			4.18%			4.57%			4.72%

Interest spread			3.43%			4.00%			4.29%

	Volume and Rate (in thousands) Years Ending December 31,
	2007			2006
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense
Loans	$3,111	$(132)	$2,979	$1,417	$959	$2,376
Federal funds sold	(65)	1	(64)	14	41	55
Securities	61	56	117	145	59	204
Federal agency equities	5	(2)	3	6	11	17
CBB equity	—	—	—	—	—	—

Total earning assets	3,112	(77)	3,035	1,582	1,070	2,652

Liabilities:
Demand interest bearing	293	16	309	212	386	598
Savings	(161)	(66)	(227)	(416)	(22)	(438)
Time deposits	1,068	791	1,859	943	690	1,633
Fed funds purchased	74	1	75	(1)	12	11
Repurchase agreements	85	50	135	63	38	101

Total interest-bearing liabilities	$1,359	$792	$2,151	$800	$1,105	$1,905

Change in net interest income	$1,753	$(869)	$884	$782	$(35)	$747

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

Effective April 4, 2006, Investment Group began providing securities brokerage services to Bank customers and others. Investment Group provides the services through an agreement with Community Bankers’ Securities, LLC (“CB Securities”), a registered broker-dealer. Under this agreement, CB Securities will operate service centers in one or more branches of the Bank. The centers will be staffed by dual employees of Investment Group and CB Securities. Investment Group receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. Due to the relatively short operating history of Investment Group, its financial impact on the consolidated financials of Financial has been immaterial. Although management cannot predict the financial impact of Investment Group with certainty, management anticipates it will continue to be a growing component of non-interest income in 2008.

Non-interest income increased to $2,710,000 (exclusive of $41,000 on gains from sales of securities) in 2007 from $2,307,000 (exclusive of $7,000 on gains from sales of securities) in 2006. The following table summarizes our non-interest income for the periods indicated.

	Non-Interest Income (dollars in thousands) At December 31,
	2007	2006
Service charges and fees	$504	$627
Mortgage loan origination fees, net of commission	1,345	1,230
Investment service fees	520	150
Equity earnings from title insurance	68	89
Other	273	211

Non-interest income	2,710	2,307
Gaims on sales of available-for-sale securities	41	7

Total non-interest income	$2,751	$2,314

The increase in non-interest income for 2007 was due to an increase in fees generated by Investment Group as well as an increase in mortgage loan origination fees. The increase was offset in part by a decrease in service charges on an increased number of deposit accounts. 2007 was Investment Group’s first full year of operation. In 2007, Investment Group increased its revenue as a direct result of increased transactions for its customers. For the year ended December 31, 2007, Investment Group accounted for 2.54% of Financial’s total income as compared with 0.88% of Financial’s total income for the year ended December 31, 2006. During 2007, mortgage loan volume continued to be strong, driven in part by an increase in home purchases, an increase in average home prices and mortgage refinancing of adjustable rate mortgages to conventional mortgages stimulated by continued low interest rates on longer term conventional mortgages, as well as a reduced number of competitors. In addition, the Mortgage Division provides opportunities to establish many new banking relationships by providing more bank services and products to new customers. The Mortgage Division originated 416 mortgage loans, totaling $71,278,000 in 2007 as compared with 388 mortgage loans, totaling $59,487,000 during the year ended December 31, 2006. For the year ended December 31, 2007, the Mortgage Division accounted for 6.57% of Financial’s total income as compared with 7.23% of Financial’s total income for the year ended December 31, 2006.

For the year ended December 31, 2007 non-interest income represented 13.44% of Financial’s total revenues, a slight decrease when compared to the figure of 13.62% for the prior year. One of Financial’s goals is to continue to evaluate and identify new sources of non-interest income as well as enhance existing ones.

Non-Interest Expense of Financial

Non-interest expenses increased from $7,933,000 for the year ended December 31, 2006 to $9,019,000 for the year ended December 31, 2007. The following table summarizes our non-interest expense for the periods indicated.

	Non-Interest Expense (dollars in thousands) At December 31,
	2007	2006
Salaries and employee benefits	$4,756	$4,129
Occupancy	700	615
Equipment	840	828
Supplies	326	291
Professional, data processing and other outside expenses	1,135	1,003
Marketing	375	329
Credit expense	210	195
Loss on sale of assets	51	—
Other	626	543

Total non-interest expense	$9,019	$7,933

The increase in non-interest expense was due in large part to increase in personnel expenses as well as increases in occupancy and outside expenses, all of which are directly relate to our growth. Our total personnel expense, net of fees collected from borrowers to cover direct salary costs incurred in originating certain loans (in accordance with SFAS 91), increased to $4,756,000 for the year ended December 31, 2007, from $4,129,000 for the twelve months ended December 31, 2006. This increase was due in part to the hiring of additional personnel necessary to staff our expanded operations. In late 2006, the Bank hired personnel to staff its newly-opened branch in the Town of Amherst, Virginia. Compensation for some employees of the Mortgage Division and Investment Group is commission-based and therefore subject to fluctuation. Because of increased volume of business at both the Mortgage Division and Investment Group, commission compensation and the corresponding employee benefits increased in 2007. The Bank also had increases in depreciation expense, data processing fees, other operating expenses, all of which are related to the growth of the Bank.

Because of the costs associated with increased staffing at the newest branches, Financial’s efficiency ratio (that is, the cost of producing each dollar of revenue) increased slightly from 70.14% in 2006 to 71.40% in 2007. Management intends that additional interest earning assets will help lower the efficiency ratio.

Analysis of Financial Condition

General

Our total assets were $270,060,000 at December 31, 2007, an increase of $37,351,000 or 16.1% from $232,709,000 at December 31, 2006, primarily due to a growth in the loan portfolio. Loans, net of unearned income and allowance, increased to $224,022,000 on December 31, 2007 from $187,469,000 on December 31, 2006. The increase in loans was funded by a growth in deposits from $201,789,000 on December 31, 2006 to $228,723,000 on December 31, 2007.

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

Loans, net of unearned income and allowance, increased to $224,022,000 on December 31, 2007 from $187,469,000 on December 31, 2006. Total loans increased to $226,168,000 on December 31, 2007 from $189,560,000 on December 31, 2006. These increases can be attributed in part to an interest rate environment that made borrowing attractive to the Bank’s customers, the Bank’s increased presence in the market, and the Bank’s reputation for service.

As of December 31, 2007, the Bank had $1,246,000 in non-accrual loans compared with $646,000 at December 31, 2006. The Bank continues to pursue an aggressive charge off policy that also yields loan recoveries.

The following table summarizes the composition of the Bank’s loan portfolio for the periods indicated by dollar amount:

	Loan Portfolio (in thousands) December 31,
	2007	2006	2005	2004	2003
Commercial loans	$43,877	$36,082	$30,853	$35,163	$45,455
Real estate - construction	36,296	32,087	27,303	22,251	12,044
Real estate - residential	114,278	98,151	78,058	63,215	39,765
Installment and other	31,717	23,240	21,043	21,062	18,791

Total loans	226,168	189,560	157,257	141,691	116,055

Less allowance for loan losses	2,146	2,091	1,777	1,419	1,451

Net loans	$224,022	$187,469	$155,480	$140,272	$114,604

(1) From 2003 to 2004, certain loans previously classified as commercial were reclassified because real estate served as the primary collateral for such loans.

The following table sets forth the maturities of the loan portfolio at December 31, 2007.

	Remaining Maturities of Selected Loans (dollars in thousands) At December 31, 2007
	Less than One Year	One to Five Years	Greater than Five Years	Total
Commercial, financial, and agricultural	$782	$32,340	$10,755	$43,877
Real estate - construction	165	34,243	1,888	36,296
Real estate - mortgage	660	30,891	82,727	114,278
Installment and other	—	9,675	22,042	31,717

Total	$1,607	$107,149	$117,412	$226,168

For maturities over one year:
Fixed Rates	$91,621
Variable Rates	132,940

Total	$224,561

Deposits

We experienced strong deposit growth from $201,789,000 for the period ended December 31, 2006 to $228,723,000 at the end of the same period in 2007, for an increase of 13.4%. Non-interest-bearing deposits increased $801,000 or 2.3% from $34,172,000 at December 31, 2006 to $34,973,000 at December 31, 2007. Interest-bearing deposits increased $26,133,000 or 15.6% from $167,617,000 at December 31, 2006 to $193,750,000 at December 31, 2007. Additionally, the Bank’s effort to increase non-FDIC insured sweep accounts (repurchase agreements) resulted in an increased balance in these accounts to $10,542,000 on December 31, 2007 from $8,450,000 on December 31, 2006.

	Average Deposits and Rates Paid (dollars in thousands) Year Ended December 31,
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest- bearing deposits	$33,237		$27,316		$23,953

Interest -bearing deposits
Interest checking	$11,879	1.45%	$10,510	1.45%	$8,075	0.97%
Money market	30,988	3.06%	21,284	3.11%	10,839	1.27%
Savings	12,669	1.55%	22,401	1.88%	44,441	1.93%
Time deposits
Less than $100,000	86,428	4.82%	73,189	4.08%	56,389	3.28%
Greater than $100,000	38,458	4.99%	28,297	4.37%	20,472	3.63%

Total interest-bearing deposits	$180,422	4.10%	$155,681	3.51%	$140,216	2.61%

Total deposits	$213,659		$182,997		$164,169

The following table includes a summary of average deposits and average rates paid and maturities of CDs greater than $100,000.

	Maturities of CD's Greater than $ 100,000 (in thousands)
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total
At December 31, 2007	$8,537	$6,464	$16,645	$11,838	$43,484

Cash and Cash Equivalents

Cash and cash equivalents decreased from $9,876,000 on December 31, 2006 to $4,314,000 on December 31, 2007. This decrease was due primarily to routine fluctuations in deposits and federal funds sold. These routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, contribute to variations in cash and cash equivalents. Federal funds sold decreased from $3,138,000 on December 31, 2006 to $0 on December 31, 2007. Management considers the amount of the decrease in federal funds sold to be part of the normal course of business and immaterial.

Investment Securities

The investment securities portfolio of the Bank is used as a source of income and liquidity. The portfolio of securities available-for-sale increased to $25,733,000 as of December 31, 2007 from $18,698,000 as of December 31, 2006.

Deposited funds are generally invested in overnight vehicles, including Federal funds sold, until approved loans are funded. The decision to purchase investment securities is based on several factors or a combination thereof, including:

a) The fact that yields on acceptably rated investment securities (S&P “A” rated or better) are significantly better than the overnight Federal funds rate;

b) Whether demand for loan funding exceeds the rate at which deposits are growing, which leads to higher or lower levels of surplus cash;

c) Management’s target of maintaining a minimum of 6% of the Bank’s total assets in a combination of Federal funds sold and investment securities (aggregate of available–for-sale and held-to-maturity portfolios); and

d) Whether the maturity or call schedule meets management’s asset/liability plan.

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

Securities held-to-maturity decreased from $7,494,000 as of December 31, 2006 to $6,494,000 as of December 31, 2007. This immaterial decrease resulted primarily from the call of one position. The decision to invest in securities held-to-maturity is based on the same factors as the decision to invest in securities available-for-sale except that management invests surplus funds in securities held-to-maturity only after concluding that such funds will not be necessary for liquidity purposes during the term of such security. However, the held-to-maturity securities may be pledged for such purposes as short term borrowings and as collateral for public deposits.

The balancing of the above factors along with the investment policy that management currently has in place contributed to the increase in the investment securities portfolio during 2007.

Securities available-for-sale increased $7,035,000 in 2007 to $25,733,000 from $18,698,000 at December 31, 2006. This increase is due to management’s decision to invest a portion of surplus funds generated through increased deposits into longer term fixed income securities.

The following table summarizes the fair value of the Bank’s securities portfolio for the periods indicated:

	Securities Portfolio (in thousands) At December 31,
	2007	2006	2005
Held to Maturity
U.S. agency obligations	$6,523	$7,343	$7,367

Available-for-sale
U.S. agency obligations	15,083	15,714	13,736
Mortgage - backed securities	4,734	2,144	2,684
Municipals	2,523	840	—
Corporates	3,393	—	—

Total available-for-sale	$25,733	$18,698	$16,420

The following table shows the maturities of held-to-maturity and available-for-sale securities at amortized cost and market value at December 31, 2007 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are not shown on a tax equivalent basis. Financial attempts to maintain diversity in its portfolio and maintain credit quality and repricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on Financial’s securities, see Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution /Yield Analysis (dollars in thousands) At December 31, 2007
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Held-to-maturity:
U.S. agency
Amortized cost	$—	$2,000	$500	$3,994	$6,494
Market value	$—	$2,001	$501	$4,021	$6,523
Weighted average yield		4.00%	6.00%	6.04%

Available-for-sale securities:
U.S. agency
Amortized cost	$—	$4,994	$2,963	$6,997	$14,954
Market value	$—	$5,034	$2,998	$7,051	$15,083
Weighted average yield		4.36%	5.34%	6.09%
Mortgage backed securities
Amortized cost	$—	$—	$1,440	$3,324	$4,764
Market value	$—	$—	$1,405	$3,329	$4,734
Weighted average yield			4.26%	5.61%
Municipals
Amortized cost	$—	$—	$1,659	$888	$2,547
Market value	$—	$—	$1,655	$868	$2,523
Weighted average yield			6.36%	6.27%
Corporate
Amortized cost	$—	$—	$2,442	$1,036	$3,478
Market value	$—	$—	$2,363	$1,030	$3,393
Weighted average yield			5.75%	7.93%

Total portfolio
Amortized cost	$—	$6,994	$9,004	$16,239	$32,237
Market value	$—	$7,035	$8,922	$16,299	$32,256
Weighted average yield		4.26%	5.11%	5.99%

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

Funding sources for the Bank primarily include paid-in capital and customer-based deposits but also include borrowed funds and cash flow from operations. The Bank has in place several agreements that will provide alternative sources of funding, including, but not limited to, lines of credit, sale of investment securities, purchase of federal funds, advances through the Federal Home Loan Bank and correspondents, and brokered certificate of deposit arrangements. Management believes that the Bank has the ability to meet its liquidity needs.

Capital Resources

Capital adequacy is an important measure of financial stability and performance. Management’s objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profiles of financial institutions. The guidelines define capital as Tier 1 (primarily common stockholders’ equity, defined to include certain debt obligations) and Tier 2 (remaining capital generally consisting of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general valuation allowance for loan losses). The Bank’s regulatory capital levels exceed those established for well-capitalized institutions. The following table (along with Note 14 of the Audited Financial Statements) shows the minimum capital requirements and the Bank’s capital position as of December 31, 2007 and 2006.

Analysis of Capital for Bank of the James

	December 31,
	2007	2006
Tier 1 Capital:
Common stock	$3,743	$4,323
Additional paid in capital	13,311	7,706
Retained earnings	6,981	4,914

Total Tier 1 Capital	$24,035	$16,943

Tier 2 Capital:
Allowance for loan losses	2,145	2,091
Total Tier 2 Capital:	$2,145	$2,091

Total risk-based capital	$26,180	$19,034

Risk weighted assets	$219,180	$186,290
Average total assets	$268,187	$221,169

	December 31,		Regulatory Minimums
	2007	2006	Capital Adequacy	Well Capitalized
Capital Ratios:
Tier 1 risk-based capital ratio	10.97%	9.09%	4.00%	6.00%
Total risk-based capital ratio	11.94%	10.22%	8.00%	10.00%
Tier 1 capital to average total assets	8.96%	7.66%	4.00%	5.00%

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

On February 1, 2007, Financial made a capital contribution of $5,000,000 from the proceeds of the follow-on offering to the Bank. The above table is as of December 31, 2006 and does not include this contribution. The above table sets forth the capital position and analysis for the Bank only. The capital ratios for the Company on a consolidated basis are comparable to the capital ratios of the Bank.

Stockholder’s Equity

Stockholders’ equity increased $2,593,000, or 11.8% from $21,931,000 on December 31, 2006 to $24,524,000 on December 31, 2007. This increase is attributable to a) an increase in retained earnings of $2,084,000 from Financial’s operating income; b) proceeds of $294,000 received from the exercise of options by employees; and c) a decrease in the unrealized loss on securities available-for-sale.

Asset Quality

We perform monthly reviews of all delinquent loans and loan officers are charged with working with customers to resolve potential payment issues. We generally classify a loan as nonaccrual when it is deemed uncollectible or when the borrower has not made a payment in 90 days. We generally restore a loan if i) a borrower is no longer 90 days past due on the loan; and ii) management determines that a borrower has the capacity to repay the loan. We also classify other real estate owned (OREO) as a non performing asset. OREO, which is accounted for in the “other assets” section of the Statement of Financial Condition, represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure.

Asset quality remained strong in 2007. Non-accrual loans increased to $1,246,000 on December 31, 2007 from $646,000 on December 31, 2006. Management has provided for the anticipated losses on these loans in the loan loss reserve. OREO decreased to $0 on December 31, 2007 from $535,000 on December 31, 2006.

The amount allocated during the year to the provision for loan losses represents management’s analysis of the existing loan portfolio and credit risks. Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb the estimated losses inherent in the loan portfolio. Both the amount of the provision and the level of the allowance for loan losses are impacted by many factors, including general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower.

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

•

In accordance with SFAS 5, “Accounting for Contingencies,” the Bank examines historical charge-off data by classification code in order to determine a portion of the reserve related to homogeneous pools. The Bank updates its historical charge-off data twice a year and adjusts the reserve accordingly. The Bank also adjusts the historical charge-off data based on the risk rated tiering system set forth above to more accurately reflect the Bank’s actual losses.

•	The Bank applies various risk factors, including, for example, levels of trends in delinquencies, current and expected economic conditions, and levels of and trends in recoveries of prior charge-offs.

•

The Bank applies factors to determine the method by which to allocate the unallocated reserve for inherent losses related to the loan pool, including, for example, loan concentrations, policy and procedure changes, national and local economic trends and conditions, and overall portfolio quality.

The Bank’s allowance for loan losses increased 2.63% from $2,091,000 on December 31, 2006 to $2,146,000 on December 31, 2007. This increase is reflective of the growth in the loan portfolio and resulted from application of the Bank’s commercial loan rating system and individual impairment calculations, as discussed above, as applied to the larger total loan portfolio. As of December 31, 2007 the allowance for loan losses was equal to 0.95% of the total loan portfolio as compared with 1.10% at December 31, 2006.

The following tables set forth information regarding impaired and non-accrual loans as of December 31, 2007 and 2006:

	Impaired & Non-Accrual Loans (dollars in thousands) At December 31,
	2007	2006
Impaired loans without a valuation allowance	$10,355	$2,861
Impaired loans with a valuation allowance	4,503	6,188

Total impaired loans	$14,858	$9,049

Valuation allowance related to impaired loans	$1,389	$1,121
Total non-accrual loans	$1,246	$646
Total loans past due ninety days or more and still accruing	$—	$—

	Average Investment in Impaired Loans (dollars in thousands) Years Ended December 31,
	2007	2006
Average investment in impaired loans	$13,891	$10,217

Interest income recognized on impaired loans	$988	$597

Interest income recognized on a cash basis on impaired loans	$988	$597

No nonaccrual loans were excluded from impaired loan disclosure under SFAS No. 114 at December 31, 2007 and 2006. If interest on these loans had been accrued, such income would have approximated $88,000 and $63,000 for 2007 and 2006, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the nonperforming loan totals listed above.

An external loan review firm examined the Bank’s loan portfolio in April, 2007. After examination of approximately 57 customer relationships comprising 162 loans totaling $54,588,000 in exposure, or approximately 23.72% of the Bank’s total outstanding loan balances as of March 31, 2007, the results of the external loan review showed the Bank’s loan portfolio to be sound and the credit underwriting practices to be fully satisfactory as compared to peer group institutions.

The following table shows sets forth the detail of loan charged-off, recovered, and the changes in the allowance for loan losses as of the dates indicated:

	Allowance for Loan Losses (dollars in thousands) At December 31,
	2007	2006	2005	2004	2003
Balance, beginning of period	$2,091	$1,777	$1,419	$1,451	$1,081
Loans charged-off:
Commercial, financial and agricultural	165	143	224	641	96
Real estate-construction	25	101	—	15	—
Real estate-mortgage	125	76	86	67	—
Installment and other	127	83	175	166	167

Total loans charged off	$442	$403	$485	$889	$263

Recoveries:
Commercial, financial and agricultural	$22	$63	$5	$76	$28
Real estate-construction	—	—	12	—	—
Real estate-mortgage	—	3	—	—	—
Installment and other	24	21	23	27	53

Total recoveries	$46	$87	$40	$103	$81

Net charge-offs	$396	$316	$445	$786	$182
Provision for loan losses	451	630	803	754	552

Balance, end of period	$2,146	$2,091	$1,777	$1,419	$1,451

The following table shows the balance and percentage of the Bank’s allowance for loan losses allocated to each major category of loans:

	Allocation of Allowance for Loan Losses (dollars in thousands) At December 31,
	2007 Percent of Loans to Total Loans		2006 Percent of Loans to Total Loans		2005 Percent of Loans to Total Loans		2004 Percent of Loans to Total Loans		2003 Percent of Loans to Total Loans
Commercial, financial, and agricultural	$523	24.37%	$565	27.02%	$499	28.08%	$493	34.74%	$664	45.76%
Real estate - construction	105	4.89%	390	18.65%	143	8.05%	123	8.67%	139	9.58%
Real estate - mortgage	1,226	57.13%	712	34.05%	657	36.97%	411	28.96%	305	21.02%
Installment and other	292	13.61%	424	20.28%	478	26.90%	392	27.63%	343	23.64%

	$2,146	100.00%	$2,091	100.00%	$1,777	100.00%	$1,419	100.00%	$1,451	100.00%

The following table provides information on the Bank’s nonperforming assets as of the dates indicated:

	Nonperforming Assets (dollars in thousands) At December 31,
	2007	2006	2005	2004	2003
Nonaccrual loans	$1,246	$646	$261	$380	$85
Restructured loans	—	—	—	—	—
Foreclosed property	—	535	—	85	—
Loans past due 90 days accruing interest	—	—	—	—	—

Total nonperforming assets	$1,246	$1,181	$261	$465	$85

Allowance for loan losses to period end loans	0.95%	1.10%	1.13%	1.00%	1.25%
Nonperforming assets to period end loans	0.55%	0.34%	0.17%	0.27%	0.07%
Net charge-offs (recoveries) to average loans	0.19%	0.19%	0.30%	0.62%	0.18%

Income Tax Expense

For the year ended December 31, 2007, Financial had a federal income tax expense of $1,077,000. Note 9 of the Audited Financial Statements provides additional information with respect to our 2007 federal income tax expense and the deferred tax accounts.

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

Management believes that Financial has been successful in managing its net interest margin despite numerous adjustments by the FOMC since 2001. During 2007, the Bank’s prime rate decreased from 8.25% to 7.25% and as of March 12, 2008 was 6.00%. Our net interest margin was under pressure in part because of higher rates paid on deposit accounts, primarily certificates of deposit. Financial’s spread on earning assets to interest bearing liabilities decreased from 4.00% in 2006 to 3.43% in 2007. Management attempts to mitigate this pressure by constantly monitoring and repricing deposits.

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

The downward trend in short term interest rates beginning in the last quarter of 2007 was due to the actions of the FOMC resulting from a decelerating economy. This steepened the yield curve from the inverted yield curve that existed for the first three quarters of 2007. Although it cannot be certain, management believes that short term interest rates will trend downward or remain stable for at least the first six months of 2008. It also cannot be predicted what effect a change in short term rates will have on the long term interest rates and the resulting shape of the yield curve. An increase in long-term interest rates is likely to have an adverse impact on the Mortgage Division, primarily due to reduced refinancing opportunities.

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

	Contract Amounts at December 31,
	2007	2006
Commitments to extend credit	$50,725	$37,998
Standby letters of credit	2,069	2,882

Total	$52,794	$40,880

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

City of Bedford, Virginia. The Bank has purchased certain property located in the City of Bedford, Virginia, located of off Independence Boulevard. The Bank began constructing the improvements necessary to operate a bank branch location in March, 2008. We anticipate completing construction and upfit in the early fourth quarter of 2008. Management anticipates that in the second or third quarter of 2008, the Bank will request approval to open a branch at this location.

Timberlake Road Area, Campbell County (Lynchburg), Virginia. As previously disclosed, the Bank has purchased certain real property located at the intersection of Turnpike and Timberlake Roads, Campbell County, Virginia. The Bank does not anticipate opening a branch at this location until the latter part of 2009, at the earliest. The Bank has determined that the existing structures are not suitable for use as a bank branch.

The Bank estimates that the cost of improvements, furniture, fixtures, and equipment necessary to upfit these properties will be between $900,000 and $1,500,000 per location.

Although the Bank cannot predict with certainty the financial impact of each new branch, management generally anticipates that each new branch will become profitable within 12 to 18 months of operation.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on us, see “Recent Accounting Pronouncements” in Note 19 to the consolidated financial statements included in Item 8 of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 8.	Financial Statements and Supplementary Data

The following financial statements are filed as a part of this report:

Report of Independent Registered Public Accounting Firms

Management’s Annual Report on Internal Control Over Financial Reporting

Consolidated Financial Statements

Balance Sheets, December 31, 2007 and 2006

Statements of Income, Years Ended December 31, 2007 and December 31, 2006

Statements of Changes in Stockholders’ Equity and Comprehensive Income, Years Ended December 31, 2007 and December 31, 2006

Statements of Cash Flows, Years Ended December 31, 2007 and December 31, 2006

Notes to Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share amounts)

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Financial’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Financial’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course by management or employees in the normal course of performing their assigned functions.

Management assessed the effectiveness of Financial’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, Financial’s internal control over financial reporting was effective.

This annual report does not include an attestation report of Financial’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Financial’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Financial to provide only management’s report in this annual report.

/S/ Robert R. Chapman III	/S/ J. Todd Scruggs
Robert R. Chapman III	J. Todd Scruggs
Chief Executive Officer & President	Secretary-Treasurer (Principal Financial Officer)

See notes to the financial statements

BANK OF THE JAMES FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share amounts)

To the Board of Directors and Stockholders

Bank of the James Financial Group, Inc.

Lynchburg, Virginia

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated balance sheets of Bank of the James Financial Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of the James Financial Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years ended December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Bank of the James Financial Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia
March 20, 2008

See notes to the financial statements

BANK OF THE JAMES FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share amounts)

	December 31,
	2007	2006
Assets
Cash and due from banks	$4,314	$6,738
Federal funds sold	—	3,138

Total cash and cash equivalents	4,314	9,876

Securities held-to-maturity (fair value of $6,523 in 2007 and $7,343 in 2006)	6,494	7,494
Securities available-for-sale, at fair value	25,733	18,698
Restricted stock, at cost	986	799
Loans, net of allowance for loan losses of $2,146 in 2007 and $2,091 in 2006	224,022	187,469
Premises and equipment, net	6,002	5,644
Interest receivable	1,515	1,310
Deferred tax assets, net	443	563
Other assets	551	856

Total Assets	$270,060	$232,709

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing demand	$34,973	$34,172
NOW, money market and savings	56,995	58,104
Time	136,755	109,513

Total deposits	228,723	201,789

Federal funds purchased	5,587	—
Repurchase agreements	10,542	8,450
Interest payable	405	307
Other liabilities	279	232

Total liabilities	$245,536	$210,778

Commitments and contingencies

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares, issued and outstanding 2,556,898 in 2007 and 2,296,424 in 2006	$5,472	$4,914
Additional paid-in-capital	15,995	12,261
Retained earnings	3,064	4,989
Accumulated other comprehensive (loss)	(7)	(233)

Total stockholders’ equity	$24,524	$21,931

Total liabilities and stockholders’ equity	$270,060	$232,709

See notes to the financial statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006
Interest and Dividend Income
Loans	$16,259	$13,280
Securities
US agency obligations	1,138	1,131
Mortgage backed	120	109
Tax-exempt municipals	57	—
Dividends	50	47
Corporates	42	—
Federal funds sold	49	113

Total interest income	$17,715	$14,680

Interest Expense
Deposits
NOW, money market and savings	$1,316	$1,234
Time Deposits	6,083	4,224
Federal funds purchased	114	39
Repurchase agreements	322	187

Total interest expense	$7,835	$5,684

Net interest income	$9,880	$8,996
Provision for loan losses	451	630

Net interest income after provision for loan losses	$9,429	$8,366

Other operating income
Mortgage fee income	$1,345	$1,230
Service charges and fees	735	806
Other	630	271
Gain on sale of available-for-sale securities	41	7

Total other operating income	$2,751	$2,314

Other operating expenses
Salaries and employee benefits	$4,756	$4,129
Occupancy	700	615
Equipment	840	828
Supplies	326	291
Professional, data processing and other outside expenses	1,135	1,003
Marketing	375	329
Credit expense	210	195
Loss on sale of assets	51	—
Other	626	543

Total other operating expenses	$9,019	$7,933

Income before income taxes	$3,161	$2,747
Income tax expense	1,077	982

Net Income	$2,084	$1,765

Income per common share - basic	$0.82	$0.80

Income per common share - diluted	$0.78	$0.75

See notes to the financial statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Total Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance at December 31, 2005	2,001,495	$4,269	$7,424	$3,224	$(241)	$14,676
Net Income	—	—	—	1,765	—	1,765
Unrealized gains on securities available for sale net of deferred taxes of $6	—	—	—	—	13	13
Reclassification adjustment for gains included in net income, net of income tax expense $(2)	—	—	—	—	(5)	(5)

Comprehensive Income						1,773

Exercise of stock options	18,483	53	131	—	—	184
Stock compensation expense		—	151	—	—	151
Net proceeds from sale of common stock	276,446	592	4,555	—	—	5,147

Balance at December 31, 2006	2,296,424	$4,914	$12,261	$4,989	$(233)	$21,931
Net Income	—	—	—	2,084	—	2,084
Unrealized gains on securities available for sale net of deferred taxes of $130	—	—	—	—	253	253
Reclassification adjustment for gains included in net income, net of income tax expense $(14)	—	—	—	—	(27)	(27)

Comprehensive Income						2,310

10% Stock dividend	229,790	497	3,512	(4,009)	—	—
Exercise of stock options	32,364	65	229	—	—	294
Stock compensation expense	—	—	12	—	—	12
Acquisition of common stock	(1,680)	(4)	(19)	—	—	(23)

Balance at December 31, 2007	2,556,898	$5,472	$15,995	$3,064	$(7)	$24,524

See notes to the financial statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2007	2006
Cash flows from operating activities
Net Income	$2,084	$1,765
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	663	629
Net amortization and accretion of premiums and discounts on securities	37	71
Gain on sale of available-for-sale securities	(41)	(7)
Provision for loan losses	451	630
Loss on sale of other assets	51	—
Stock compensation expense	12	151
Provision (benefit) for deferred income taxes	3	(178)
(Increase) in interest receivable	(205)	(234)
(Increase) in other assets	(757)	(581)
Increase (decrease) in income taxes payable	(104)	46
Increase in interest payable	98	159
Increase (decrease) in other liabilities	151	(99)

Net cash provided by operating activities	$2,443	$2,352

Cash flows from investing activities
Purchases of securities held-to-maturity	$—	$(1,000)
Proceeds from maturities and calls of securities held-to-maturity	1,000	1,000
Purchases of securities available-for-sale	(14,616)	(6,827)
Proceeds from maturities and calls of securities available-for-sale	3,442	500
Proceeds from sale of securities available-for-sale	4,487	4,004
Purchases of Federal Home Loan Bank stock	(27)	(50)
Purchases of Federal Reserve Bank stock	(160)	—
Origination of loans, net of principal collected	(37,004)	(32,618)
Purchases of premises and equipment	(1,022)	(1,377)
Proceeds from sale of other assets	1,011	—

Net cash used in investing activities	$(42,889)	$(36,368)

Cash flows from financing activities
Net increase in deposits	$26,934	$27,833
Net increase in federal funds purchased	5,587	—
Net increase in repurchase agreements	2,092	1,493
Acquisition of common stock	(23)	—
Proceeds from common stock offering	—	5,147
Proceeds from exercise of stock options	294	184

Net cash provided by financing activities	$34,884	$34,657

Increase (decrease) in cash and cash equivalents	(5,562)	640
Cash and cash equivalents at beginning of period	$9,876	$9,236

Cash and cash equivalents at end of period	$4,314	$9,876

Non cash transactions
Transfer of loans to foreclosed assets	$527	$535
Fair value adjustment for securities	342	12
Cash transactions
Cash paid for interest	$7,737	$5,525
Cash paid for taxes	1,164	989

See notes to the financial statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(dollars in thousands, except share and per share data)

Note 1 - Organization

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

Note 2 - Summary of significant accounting policies

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

December 31, 2007 and 2006

(dollars in thousands, except share and per share data)

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In determining whether other-than-temporary impairment exists, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Financial to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

December 31, 2007 and 2006

(dollars in thousands, except share and per share data)

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

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the collateral value of the impaired loan or discounted cash flows is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

December 31, 2007 and 2006

(dollars in thousands, except share and per share data)

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

Stock options

Effective January 1, 2006, Financial adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25). SFAS 123R requires the costs resulting from all share-based payments to employees be recognized in the financial statements. Stock-based compensation is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value. The model employs the following assumptions:

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

Under APB Opinion No. 25, compensation expense was generally not recognized if the exercise price of the option equaled or exceeded the market price of the stock on the date of grant. For the years ended December 31, 2007 and 2006, Financial recognized stock-based compensation expense of $12 and $151 thousand respectively, in accordance with SFAS No. 123R.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(dollars in thousands, except share and per share data)

Note 2 - Summary of significant accounting policies (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the year ended December 31, 2006; dividend yield of 0%, expected volatility of 40%, a risk-free interest rate of 4.87%, and expected lives of 7 years. The following weighted average assumptions were used for the year ended December 31, 2007; dividend yield of 0%, expected volatility of 40%, a risk-free interest rate of 4.75%, and expected lives of 7 years. During 2007, the company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (“SAB 107”) when reviewing and updating assumptions.

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

Reclassification

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Comprehensive income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity.

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

December 31, 2007 and 2006

(dollars in thousands, except share and per share data)

Note 2 - Summary of significant accounting policies (continued)

Marketing

The Bank expenses advertising costs as incurred.

Note 3 - Restrictions on cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were approximately $1,096 and $929 for the weeks including December 31, 2007 and 2006, respectively.

Note 4 - Securities

A summary of the amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

(rest of page intentionally blank)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(dollars in thousands, except share and per share data)

Note 4 - Securities (continued)

	December 31, 2007
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Held-to-maturity
U.S. agency obligations	$6,494	$32	$(3)	$6,523

Available-for-sale
U.S. agency obligations	$14,954	$129	$—	$15,083
Mortgage-backed securities	4,764	19	(49)	4,734
Municipals	2,547	1	(25)	2,523
Corporates	3,478	—	(85)	3,393

	$25,743	$149	$(159)	$25,733

	December 31, 2006
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Held-to-maturity
U.S. agency obligations	$7,494	$2	$(153)	$7,343

Available-for-sale
U.S. agency obligations	$16,007	$—	$(293)	$15,714
Mortgage-backed securities	2,203	—	(59)	2,144
Municipals	840	—	—	840

	$19,050	$—	$(352)	$18,698

The following tables show the gross unrealized losses and fair value of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006:

(rest of page intentionally blank)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(dollars in thousands, except share and per share data)

Note 4 - Securities (continued)

December 31, 2007	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency obligations	$—	$—	$1,992	$3	$1,992	$3
Mortgage-backed securities	1,001	18	1,569	31	2,570	49
Corporates	3,393	85	—	—	3,393	85
Municipals	1,684	24	497	1	2,181	25

Total temporarily impaired securities	$6,078	$127	$4,058	$35	$10,136	$162

December 31, 2006	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency obligations	$3,957	$32	$18,595	$414	$22,552	$446
Mortgage-backed securities	—	—	1,896	59	1,896	59

Total temporarily impaired securities	$3,957	$32	$20,491	$473	$24,448	$505

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

At December 31, 2007, the Company does not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. The securities consist of 23 bonds, all of which have an S&P rating of A or higher or are indirectly backed by the U.S. Government. For these reasons, management believes the default risk to be minimal. The $10,136 in securities in which there is an unrealized loss of $162 includes unrealized losses ranging from $1 to $49 or from 0.01% to 10.24% of the original cost of the investment. As management has the ability to hold securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

The amortized costs and fair values of securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(dollars in thousands, except share and per share data)

Note 4 - Securities (continued)

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Values	Amortized Cost	Fair Values
Due after one year through five years	$2,000	$2,001	$4,994	$5,034
Due after five years through ten years	500	501	8,504	8,421
Due after ten years	3,994	4,021	12,245	12,278

	$6,494	$6,523	$25,743	$25,733

The Bank sold $4,487 of securities available-for-sale in 2007 with realized gains totaling $41. The Bank sold $4,004 of securities available-for-sale in 2006 with realized gains on the sales totaling $7.

The amortized costs of securities pledged as collateral for public deposits and other short term borrowings were approximately $19,447 and $14,997 (fair value of $19,592 and $14,686) at December 31, 2007 and 2006, respectively.

Note 5 - Loans and allowance for loan losses

A summary of loans, net is as follows:

	December 31,
	2007	2006
Commercial loans	$43,877	$36,082
Real estate - construction	36,296	32,087
Real estate - residential	114,278	98,151
Installment and other	31,717	23,240

Total loans	226,168	189,560

Less allowance for loan losses	2,146	2,091

Net loans	$224,022	$187,469

The activity in the allowance for loan losses for 2007 and 2006 is summarized as follows:

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(dollars in thousands, except share and per share data)

Note 5 - Loans and allowance for loan losses (continued)

	2007	2006
Balance at beginning of period	$2,091	$1,777
Provision charged to operations	451	630
Loan charge-offs	(442)	(403)
Loan recoveries	46	87

Balance at end of period	$2,146	$2,091

The following tables set forth information regarding impaired and non-accrual loans as of December 31, 2007 and 2006:

	Impaired & Non-Accrual Loans At December 31,
	2007	2006
Impaired loans without a valuation allowance	$10,355	$2,861
Impaired loans with a valuation allowance	4,503	6,188

Total impaired loans	$14,858	$9,049

Valuation allowance related to impaired loans	$1,389	$1,121
Total non-accrual loans	$1,246	$646
Total loans past due ninety days or more and still accruing	$—	$—

No non-accrual loans were excluded from impaired loan disclosure for both 2007 and 2006.

	Average Investment in Impaired Loans Years Ended December 31,
	2007	2006
Average investment in impaired loans	$13,891	$10,217

Interest income recognized on impaired loans	$988	$597

Interest income recognized on a cash basis on impaired loans	$988	$597

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

December 31, 2007 and 2006

(dollars in thousands, except share and per share data)

Note 5 - Loans and allowance for loan losses (continued)

The Company’s officers, directors and their related interests have various types of loan relationships with the Bank. The total outstanding balances of these related party loans at December 31, 2007 and 2006 were $2,830 and $2,559 respectively. During 2007, new loans and advances amounted to $1,439 and repayments amounted to $1,168. The terms and interest rates of these loans are similar to those for comparable loans with other borrowers of the Bank.

Note 6 – Premises and equipment

Property and equipment at December 31, 2007 and 2006 are summarized as follows:

	December 31,
	2007	2006
Land	$542	$542
Building and improvements	3,038	2,528
Construction in progress	487	814
Furniture and equipment	4,202	3,476
Leasehold improvements	1,391	1,279

	9,660	8,639

Less accumulated depreciation	3,658	2,995

Net property and equipment	$6,002	$5,644

Total depreciation expense for the years ended December 31, 2007 and 2006 was $663 and $629, respectively.

Note 7 - Deposits

A summary of deposit accounts is as follows:

(rest of page intentionally blank)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(dollars in thousands, except share and per share data)

Note 7 - Deposits (continued)

	December 31,
	2007	2006
Demand
Non-interest bearing	$34,973	$34,172
Interest bearing	46,595	42,617
Savings	10,400	15,487
Time, $100,000 or more	43,484	31,835
Other time	93,271	77,678

	$228,723	$201,789

At December 31, 2007, maturities of time deposits are scheduled as follows:

Year Ending December 31,	Amount
2008	$100,770
2009	7,648
2010	19,958
2011	3,420
2012	4,959

$136,755

The Bank held related party deposits of $5,074 and $1,750 at December 31, 2007 and 2006, respectively.

(rest of page intentionally blank)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(dollars in thousands, except share and per share data)

Note 8 - Other borrowings

Short-term borrowings consist of the following at December 31, 2007 and 2006:

	2007	2006
Federal funds purchased	$5,587	$—
Securities sold under agreements to repurchase	10,542	8,450

Total short term borrowings	$16,129	$8,450

Weighted interest rate	3.41%	2.43%

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

Note 9 - Income taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2004.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007 with no impact on the financial statements.

Income tax expense attributable to income before income tax expense is summarized as follows:

(rest of page intentionally blank)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(dollars in thousands, except share and per share data)

Note 9 - Income taxes (continued)

	December 31,
	2007	2006
Current federal income tax expense	$1,074	$1,160
Deferred federal income tax (benefit)	3	(178)

Income tax provision	$1,077	$982

Income tax expense differed from amounts computed by applying the U.S. Federal income tax rate of 34% to income before income tax expense as a result of the following:

	2007	2006
Computed “expected” income tax provision	$1,075	$934
Increase (reduction) in income tax resulting from:
Non-taxable income	(16)	—
Non-deductible expenses	18	48

Income tax provision	$1,077	$982

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

	2007	2006
Deferred tax assets
Allowance for loan losses	$527	$530
Unrealized loss on available-for-sale securities	3	120

Gross deferred tax assets	530	650

Deferred tax liability
Depreciation	71	72
Prepaid expenses	16	15

Gross deferred tax liability	87	87

Net deferred tax asset	$443	$563

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(dollars in thousands, except share and per share data)

Note 10 - Earnings per share

Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the entity. All amounts have been restated for stock dividend in 2007.

The basic and diluted earnings per share calculations are as follows:

	2007	2006
Numerator:
Net income available to stockholders	$2,084	$1,765

Basic EPS weighted average shares outstanding	2,552,765	2,216,245
Effect of dilutive securities:
Incremental shares attributable to Stock Option Plan	125,772	149,449

Diluted EPS weighted-average shares outstanding	2,678,537	2,365,694

Basic earnings per share	$0.82	$0.80

Diluted earnings per share	$0.78	$0.75

There were 2,530 shares excluded from the 2007 earnings per share calculation because their effects were anti-dilutive. No shares were excluded from the earnings per share calculation for 2006.

Note 11 - Defined contribution benefit plan

The Company adopted a 401(k) defined contribution plan on October 1, 2000, which is administered by the Virginia Bankers’ Association. Participants have the right to contribute up to a maximum of 19% of pretax annual compensation or the maximum allowed under Section 401(g) of the internal revenue Code, whichever is less. In 2007 and 2006, the Company made a matching contribution to the plan in the amount of 50% of the first 6% of the elective contributions made by the participants. The Company’s expense for the plan totaled $91 and $79 for 2007 and 2006, respectively.

Note 12 - Stock option plan

On October 21, 1999, the Board of Directors adopted the “1999 Stock Option Plan” for officers and employees. In 2006 and 2007, stock dividends of 25% and 10% respectively were declared affecting the aforementioned grants retroactively (See Note 13). There are 10,643 remaining shares available for grant as of December 31, 2007.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(dollars in thousands, except share and per share data)

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

Stock option plan activity for the twelve months ended December 31, 2007 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of in-the-money options (Aggregate Intrinsic Value)
Options outstanding, January 1, 2007	336,813	$9.44
Granted	1,100	17.27
Exercised	(32,364)	7.99
Forfeited	(5,565)	12.26

Options outstanding, December 31, 2007	299,984	$9.51	5.59	$1,397

Options exercisable, December 31, 2007	298,719	$9.47	5.58	$1,353

Weighted average fair value of options granted during the year		$9.53

The total approximate value of in-the-money options exercised during 2007 was $194. As of December 31, 2007, there was approximately $3 of total unrecognized compensation expense related to non vested option awards which will be recognized over the remaining service period.

The following is summarized information concerning currently outstanding and exercisable options as adjusted for all stock dividends previously declared and paid:

(rest of page intentionally blank)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(dollars in thousands, except share and per share data)

Note 12 - Stock option plan (continued)

Options Outstanding
Range of Exercise Prices	Number of Options	Remaining Contractual Life	Weighted Average Exercise Price
$4.41 to $4.95	85,309	2.8 years	$4.70
$6.61 to $9.81	91,898	5.6 years	$8.46
$10.91 to $14.55	120,247	7.5 years	$13.53
$18.00 to $18.18	2,530	8.3 years	$18.02

$4.41 to $18.18	299,984	5.6 years	$9.51

Note 13 - Stockholders’ equity

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

The Bank is subject to certain legal and regulatory restrictions on the amount of cash dividends it may declare. As of December 31, 2007, the aggregate amount of unrestricted funds which could be transferred from Financial’s subsidiaries to Financial without regulatory approval, totaled $6,886 or 28% of total consolidated stockholders’ equity.

On January 17, 2006, the Board of Directors of Bank of the James Financial Group, Inc. declared a 25% stock split effected in the form of a dividend to its shareholders of record on January 10, 2006. The dividend was paid on March 10, 2006 and increased the outstanding shares of common stock by 400,448. All per share amounts have been retroactively adjusted to reflect this dividend.

On May 15, 2007, the Board of Directors of the Company declared a 10% stock dividend. The stock dividend was paid on July 24, 2007 to shareholders of record June 19, 2007. Following the stock dividend, the number of outstanding shares increased by 229,790. The dividend required a reclassification of retained earnings effective May 15, 2007 in the amount of $4,009,000. Of this amount, $497,000 was reclassified as common stock and $3,512,000 was reclassified as additional paid-in-capital. The reclassification did not change total stockholders’ equity. All per share amounts have been retroactively adjusted to reflect this dividend.

Note 14 - Regulatory matters (all amounts in thousands)

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(dollars in thousands, except share and per share data)

Note 14 - Regulatory matters (all amounts in thousands) (continued)

of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2007 that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual regulatory capital amounts and ratios for December 31, 2007 and 2006 are also presented in the table below, dollars are in thousands.

As of December 31, 2007, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

On February 1, 2007, $5,000,000 of additional capital from Financial’s recent common stock offering was transferred to the Bank level in the form of a capital contribution. The additional capital is not reflected in the table below for the period ending December 31, 2006 as the tables below are Bank only tables. The capital ratios for the Company on a consolidated basis are comparable to the capital ratios of the Bank for 2007 and 2006 as set forth below:

	December 31, 2007
	(dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)	$26,180	11.9%	$17,534	>8.0%	$21,918	>10.0%
Tier I capital
(to risk-weighted assets)	$24,035	11.0%	$8,767	>4.0%	$13,151	>6.0%
Tier I capital (leverage)
(to average assets)	$24,035	9.0%	$10,727	>4.0%	$13,409	>5.0%

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(dollars in thousands, except share and per share data)

Note 14 - Regulatory matters (all amounts in thousands) (continued)

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

Note 15 - Contingent liabilities

The Bank rents, under non-cancelable leases, three of its banking facilities and one mortgage production office. The initial term of the lease for 615 Church Street is for five years with an additional renewal term of five years. The Bank chose to accept the additional renewal period of 5 years and has 1.5 years remaining on this lease.

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

In December 2005, the Bank entered into a lease agreement for 4935 Boonsboro Road with Forehand Family Limited Partnership. The initial term of the lease is 5 years with two five year renewal options for a total of 15 years. The Bank has 13 years remaining on this lease including option periods.

In September 2006, the Bank entered into a lease agreement for a mortgage origination office at 14662 Moneta Road, Moneta, Virginia with Lakeland Development Corporation. The initial term of the lease is 3 years with 1 year renewal periods thereafter. The Bank has 1.8 years remaining on the initial 3 year term of the lease.

Rental expenses under operating leases were $265 and $274 for the years ended December 31, 2007 and 2006, respectively.

The current minimum annual rental commitments under the non-cancelable leases in effect at December 312007 are as follows:,

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(dollars in thousands, except share and per share data)

Note 15 - Contingent liabilities (continued)

Year Ending	Amount
2008	$273
2009	240
2010	240
2011	278
2012	283
Thereafter	458

$1,772

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

Financial instruments whose contract amounts represent credit risk are as follows:

	Contract Amounts at December 31,
	2007	2006
Commitments to extend credit	$50,725	$37,998

Standby letters of credit	$2,069	$2,882

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(dollars in thousands, except share and per share data)

Note 16 - Financial instruments with off-balance-sheet risk (continued)

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

Note 17 - Concentration of credit risk

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

The Bank maintains a significant portion of its cash balances with one financial institution. Accounts at this institution are secured by the Federal Deposit Insurance Corporation up to $100. Uninsured balances were approximately $1,705 and $1,795 at December 31, 2007 and 2006, respectively.

Note 18 - Fair values of financial instruments

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(dollars in thousands, except share and per share data)

Note 18 - Fair values of financial instruments (continued)

The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

Cash and cash equivalents

The carrying amounts of cash and short-term instruments approximate fair values.

Securities

Fair values of securities, excluding Federal Reserve Bank stock and Federal Home Loan Bank stock, are based on quoted market prices. The carrying value of Federal Reserve Bank stock and Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the respective banks.

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

Short-term borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate fair value.

Accrued interest

The carrying amounts of accrued interest approximate fair value.

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at December 31, 2007 and 2006.

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows:

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(dollars in thousands, except share and per share data)

Note 18 - Fair values of financial instruments (continued)

	December 31, 2007		December 31, 2006
	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$4,314	$4,314	$6,738	$6,738
Federal funds sold	—	—	3,138	3,138
Securities
Available-for-sale	25,733	25,733	18,698	18,698
Held-to-maturity	6,494	6,523	7,494	7,343
Restricted stock	986	986	799	799
Loans, net	224,022	227,777	187,469	187,441
Interest receivable	1,515	1,515	1,310	1,310

Financial liabilities
Deposits	$228,723	$224,023	$201,789	$203,672
Federal funds purchased	5,587	5,587	—	—
Repurchase agreements	10,542	10,542	8,450	8,450
Interest payable	405	405	307	307

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(dollars in thousands, except share and per share data)

Note 18 - Fair values of financial instruments (continued)

Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Bank’s overall interest rate risk.

Note 19 - Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company does not expect the implementation of SFAS 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(dollars in thousands, except share and per share data)

Note 19 - Impact of Recently Issued Accounting Standards (continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force (EITF) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted. The Company does not expect the implementation of EITF 06-4 to have a material impact on its consolidated financial statements.

In November 2006, the EITF issued “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). In this Issue, a consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee. A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The consensuses are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with early application permitted. The Company does not expect the implementation of EITF 06-10 to have a material impact on its consolidated financial statements.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the implementation of SAB 109 to have a material impact on its consolidated financial statements.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(dollars in thousands, except share and per share data)

Note 19 - Impact of Recently Issued Accounting Standards (continued)

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (SAB 110). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company does not expect the implementation of SAB 110 to have a material impact on its consolidated financial statements.

(rest of page intentionally blank)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(dollars in thousands, except share and per share data)

Note 20 - Condensed Financial Statements of Parent Company

Financial information pertaining only to Bank of the James Financial Group, Inc. is as follows:

Balance Sheet

	December 31,
	2007	2006
Assets

Cash	$153	$5,147

Taxes receivable	53	—

Investment in subsidiaries
Bank of the James	24,028	16,710
BOTJ Investment Group, Inc.	290	74

Total investment in subsidiaries	24,318	16,784

Total assets	$24,524	$21,931

Liabilities and stockholders’ equity

Total liabilities	$—	$—

Common stock $2.14 par value	$5,472	$4,914
Additional paid-in-capital	15,995	12,261
Retained earnings	3,064	4,989
Accumulated other comprehensive (loss)	(7)	(233)

Total stockholders’ equity	$24,524	$21,931

Total liabilities and stockholders’ equity	$24,524	$21,931

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(dollars in thousands, except share and per share data)

Note 20 - Condensed Financial Statements of Parent Company (continued)

Statements of Income

	Years Ended December 31,
	2007	2006
Income	$—	$—

Operating expenses
Legal and professional fees	152	$—

Total expenses	$(152)	$—

Allocated income tax benefits	$52	$—

Income before equity in undistributed income of subsidiaries	$(100)	$—

Equity in undistributed income - Bank of the James	$2,067	$1,791
Equity in undistributed income (loss) - BOTJ Investment Group, Inc.	117	(26)

Net Income	$2,084	$1,765

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(In thousands, except share and per share data)

Note 20 – Condensed Financial Statements of Parent Company (continued)

Statements of Cash Flows

(dollars in thousands)

	Years Ended December 31,
	2007	2006
Cash flows from operating activities
Net Income	$2,084	$1,765

Adjustments to reconcile net income to net cash used in operating activities:
Increase in income taxes receivable	(53)	—
Stock compensation expense	(12)	—
Equity in undistributed net (income) of Bank of the James	(2,067)	(1,791)
Equity in undistributed net (income) loss of BOTJ Investment Group, Inc.	(117)	26

Net cash used in operating activities	$(165)	$—

Cash flows from investing activities
Capital contribution to subsidiary Bank of the James	$(5,000)	$(184)
Capital contribution to subsidiary BOTJ Investment Group, Inc.	(100)	—

Net cash used in investing activities	$(5,100)	$(184)

Cash flows from financing activities
Acquisition of common stock	$(23)	$—
Proceeds from issuance of stock under stock option plan	294	184
Proceeds from common stock offering	—	5,147

Net cash provided by financing activities	$271	$5,331

Increase (decrease) in cash and cash equivalents	(4,994)	5,147

Cash and cash equivalents at beginning of period	$5,147	$—

Cash and cash equivalents at end of period	$153	$5,147

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

There has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2007. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2007, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.	Controls and Procedures

Financial’s management, including Financial’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Financial’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that Financial files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s annual report on internal control over financial reporting is incorporated herein by reference to Financial’s audited Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

There have been no significant changes during the quarter ended December 31, 2007, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Part of the response to this Item will be included in the information set forth under the headings “Information Concerning Nominees and Directors Continuing in Office,” “Corporate Governance and the Board of Directors Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Bank’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, which Proxy Statement will be filed with the SEC within 120 days of the end of the Bank’s 2007 fiscal year (the “2008 Proxy Statement”), and such information is hereby incorporated by reference.

Financial has adopted a code of ethics that applies to Financial’s directors, executive officers (including the principal financial officer, principal accounting officer or controller, or persons performing similar functions), and senior officers. The code of ethics has been posted under the “Investor Relations” section on Financial’s website: www.bankofthejames.com.

Item 11.	Executive Compensation

The response to this Item will be included in the information set forth under the headings “Compensation of Directors and Executive Officers,” “Outstanding Equity Awards at Fiscal Year End,” “Corporate Governance and the Board of Directors Matters,” and “Committees of the Board of Directors of Financial” in the 2008 Proxy Statement and such information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item 12 is included under “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 of this annual report on Form 10-K. The information required by this Item will be included in the information set forth under the heading “Corporate Governance and the Board of Directors Matters – Independence of Directors” and “Security Ownership of Management” in the 2008 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this Item will be included in the information set forth under the heading “Transactions with Management” in the 2008 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The response to this Item will be included in the information set forth under the heading “Independent Public Accountants” in the 2008 Proxy Statement and is hereby incorporated by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements. Listed and included in Part II, Item 8.

(2)	Financial Statement Schedules. Not applicable.

(3)	Exhibits. The following exhibits are filed as a part of this Form 10-K

No.	Description
2.1	Agreement and Plan of Share Exchange dated October 9, 2003 between Bank of the James Financial Group, Inc. and Bank of the James, dated as of October 9, 2003 (incorporated by reference to Exhibit 2.1 to Form 8-K12g-3 filed on January 13, 2004)

3.1	Articles of Incorporation of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K12g-3 filed on January 13, 2004)

3.2	Bylaws of Bank of the James (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 18, 2006)

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-KSB filed on March 26, 2004)

10.2	Amended and Restated Stock Option Plan (incorporated by reference to Form S-8 filed on August 14, 2004)

10.3	Lease Agreement Between W.C. English, Inc. and Bank of the James (incorporated by reference to Exhibit 10.3 to Form 10-SB Registration Statement of Bank of the James filed with the Federal Reserve Board on April 18, 2000)

10.6	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003 (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on March 26, 2004)

16	Cherry, Bekaert & Holland, L.L.P. letter to the Securities and Exchange Commission dated November 23, 2005 (incorporated by reference to Exhibit 16 to Form 8-K filed on November 23, 2005)

21.1	List of subsidiaries (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 26, 2008.

Signature	Capacity

/S/ Robert R. Chapman III	President (Principal Executive Officer)
Robert R. Chapman III	and Director

/S/ J. Todd Scruggs	Secretary and Treasurer (Principal
J. Todd Scruggs	Financial Officer and Principal Accounting Officer) and Director

Director, Chairman
Kenneth S. White

/S/ Lewis C. Addison	Director
Lewis C. Addison

/S/ William C. Bryant III	Director
William C. Bryant III

/S/ Donna Schewel Clark	Director
Donna Schewel Clark

/S/ James F. Daly	Director
James F. Daly

/S/ Watt R. Foster, Jr.	Director
Watt R. Foster, Jr.

/S/ Donald M. Giles	Director
Donald M. Giles

/S/ Augustus A. Petticolas, Jr.	Director
Augustus A. Petticolas, Jr.

/S/ Thomas W. Pettyjohn, Jr.	Director
Thomas W. Pettyjohn, Jr.

/S/ Richard R. Zechini	Director
Richard R. Zechini

EXHIBIT INDEX

No.	Description
2.1	Agreement and Plan of Share Exchange dated October 9, 2003 between Bank of the James Financial Group, Inc. and Bank of the James, dated as of October 9, 2003 (incorporated by reference to Exhibit 2.1 to Form 8-K12g-3 filed on January 13, 2004)

3.1	Articles of Incorporation of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K12g-3 filed on January 13, 2004)

3.2	Bylaws of Bank of the James (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 18, 2006)

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-KSB filed on March 26, 2004)

10.2	Amended and Restated Stock Option Plan (incorporated by reference to Form S-8 filed on August 14, 2004)

10.3	Lease Agreement Between W.C. English, Inc. and Bank of the James (incorporated by reference to Exhibit 10.3 to Form 10-SB Registration Statement of Bank of the James filed with the Federal Reserve Board on April 18, 2000)

10.6	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003 (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on March 26, 2004)

16	Cherry, Bekaert & Holland, L.L.P. letter to the Securities and Exchange Commission dated November 23, 2005 (incorporated by reference to Exhibit 16 to Form 8-K filed on November 23, 2005)

21.1	List of subsidiaries (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)