Form 10-Q
period 2008-03-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2008-05-13
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,552,563 shares of Common Stock, par value $2.14 per share, were outstanding at May 12, 2008.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts)

	(unaudited) 3/31/2008	(audited) 12/31/2007
Assets

Cash and due from banks	$7,595	$4,314

Securities held-to-maturity (fair value of $6,076 in 2008 and $6,523 in 2007)	5,994	6,494
Securities available-for-sale, at fair value	20,255	25,733
Restricted stock, at cost	1,503	986
Loans, net of allowance for loan losses of $2,244 in 2008 and $2,146 in 2007	232,952	224,022
Premises and equipment, net	5,911	5,710
Software, net	333	292
Interest receivable	1,477	1,515
Other real estate owned	146	—
Deferred tax asset	474	443
Other assets	603	551

Total Assets	$277,243	$270,060

Liabilities and Stockholders’ Equity

Deposits
Non-interest bearing demand	33,282	34,973
NOW, money market and savings	60,714	56,995
Time	135,009	136,755

Total deposits	229,005	228,723

Federal funds purchased	304	5,587
Repurchase agreements	11,912	10,542
FHLB borrowings	10,000	—
Income taxes payable	239	3
Interest payable	429	405
Other liabilities	436	276

Total liabilities	$252,325	$245,536

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 2,552,933 as of March 31, 2008 and 2,556,898 shares as of December 31, 2007	5,463	5,472
Additional paid-in-capital	15,951	15,995
Accumulated other comprehensive (loss)	(65)	(7)
Retained earnings	3,569	3,064

Total stockholders’ equity	$24,918	$24,524

Total liabilities and stockholders’ equity	$277,243	$270,060

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended March 31,
	2008	2007
Interest Income
Loans	$4,157	$3,775
Securities
US Government and agency obligations	217	277
Mortgage backed securities	93	24
Municipals	15	9
Dividends	—	6
Corporates	59	—
Federal Funds sold	9	2

Total interest income	4,550	4,093

Interest Expense
Deposits
NOW, money market savings	239	336
Time Deposits	1,579	1,320
Federal Funds purchased	45	71
FHLB borrowings	41	—
Reverse repurchase agreements	81	58

Total interest expense	1,985	1,785

Net interest income	2,565	2,308

Provision for loan losses	125	151

Net interest income after provision for loan losses	2,440	2,157

Other operating income
Mortgage fee income	320	319
Service charges, fees, commissions	254	291
Other	85	23
Gain on sale of securities	80	—

Total other operating income	739	633

Other operating expenses
Salaries and employee benefits	1,281	1,187
Occupancy	186	172
Equipment	227	204
Supplies	88	88
Professional, data processing, and other outside expense	331	255
Marketing	84	96
Credit expense	55	55
Loss on sale of assets	9	—
Other	178	129

Total other operating expenses	2,439	2,186

Income before income taxes	740	604

Income tax expense	236	206

Net Income	$504	$398

Income per common share - basic	$0.20	$0.16

Income per common share - diluted	$0.19	$0.15

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended March 31,
	3/31/2008	3/31/2007
Cash flows from operating activities
Net Income	$504	$398
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	174	155
Net amortization and accretion of premiums and discounts on securities	1	16
Gain on sale of available for sale securities	(80)	—
Loss on sale of assets	9	—
Provision for loan losses	125	151
Stock compensation expense	3	4
Decrease in interest receivable	38	107
(Increase) decrease in other assets	(208)	3
Increase in income taxes payable	236	102
Increase in interest payable	24	19
Increase in other liabilities	160	114

Net cash provided by operating activities	$986	$1,069

Cash flows from investing activities
Proceeds from maturities and calls of securities held to maturity	$500	$1,000
Purchases of securities available for sale	(4,273)	—
Proceeds from maturities and calls of securities available for sale	4,256	606
Proceeds from sale of securities available for sale	5,485	—
Purchase of Federal Reserve Bank stock	—	(27)
Purchases of Federal Home Loan Bank stock	(517)	(10)
Origination of loans, net of principal collected	(9,056)	(9,231)
Purchases of premises and equipment	(414)	(576)
Proceeds from sale of other assets	1	—

Net cash used in investing activities	$(4,018)	$(8,238)

Cash flows from financing activities
Net increase in deposits	$282	$1,940
Net (decrease) in federal funds purchased	(5,283)	—
Net increase in repurchase agreements	1,370	1,031
Net increase in Federal Home Loan Bank advances	10,000	—
Acquisition of common stock	(56)	—
Proceeds from exercise of stock options	—	194

Net cash provided by financing activities	$6,313	$3,165

Increase (decrease) in cash and cash equivalents	3,281	(4,004)

Cash and cash equivalents at beginning of period	$4,314	$9,876

Cash and cash equivalents at end of period	$7,595	$5,872

Non-cash transactions
Transfer of loans to foreclosed assets	$146	$—
Fair value adjustment for securities available for sale	(89)	117

Cash transactions
Cash paid for interest	$1,961	$1,766
Cash paid for taxes	262	107

See accompanying notes to these consolidated financial statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information are contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2007. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2007 included in Financial’s Annual Report on Form 10-K. Results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Note 3 – Earnings Per Share

For the quarters ended March 31, 2008 and 2007 basic earnings per share has been computed based upon the weighted average common shares outstanding of 2,554,407 and 2,541,972, respectively. All earnings per share amounts have been adjusted to reflect the 10% stock dividend paid by Financial in July 2007 as well as all prior stock dividends.

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of Financial are considered dilutive under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following is a summary of the earnings per share calculation for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
	2008	2007
Net income	$504,000	$398,000

Weighted average number of shares	2,554,407	2,541,972
Options affect of incremental shares	89,597	132,603

Weighted average diluted shares	2,644,004	2,674,575

Basic EPS (weighted average shares)	$0.20	$0.16

Diluted EPS (Including option shares)	$0.19	$0.15

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

As a result of adopting SFAS 123R on January 1, 2006, the amount of stock-based compensation included within the non-interest expense category for the three months ended March 31, 2008 is $3,000 which had no impact on basic and diluted earnings per share for the same period.

Stock option plan activity for the three months ended March 31, 2008 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value
Options outstanding, January 1, 2008	299,984	$9.44
Granted	—	N/A
Exercised	—	N/A
Forfeited	—	N/A

Options outstanding, March 31, 2008	299,984	9.51	5.34	$1,171,492
Options exercisable, March 31, 2008	298,719	$9.47	5.33	$1,054,081

There were no options exercised during the first three months ended March 31, 2008. As of March 31, 2008 there was no unrecognized compensation expense related to non vested option awards, as all expense associated with all current outstanding awards have been realized.

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

Note 6 – Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company does not expect the implementation to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires the Company to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

Note 7 – Fair Value Measurements

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Currently, all of the Company’s securities are considered to be Level 2 securities.

Loans held for sale

Loans held for sale are required to be measured in a lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At March 31, 2008, the Company had no loans available for sale.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

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

The allowance for loan losses is management’s estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and are reasonably estimable and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. See “Management Discussion and Analysis “Results of Operations – Allowance for Loan Losses and Loan Loss Reserve” below for further discussion of the allowance for loan losses.

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

Investment Group was incorporated under the laws of the Commonwealth of Virginia in 2006. Effective April 4, 2006, Investment Group began providing securities brokerage services to Bank customers and others. Investment Group provides the services through an agreement with Community Bankers’ Securities, LLC (“CB Securities”), a registered broker-dealer. Under this agreement, CB Securities will operate service centers in one or more branches of the Bank. As of the date hereof, Investment Group’s only center is located in the Church Street office. All centers will be staffed by a dual employee of Investment Group and CB Securities. Investment Group receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. As of the date hereof, Investment Group has been conducting business for approximately two years and its financial impact on the consolidated financials of the Company has been immaterial. In addition, Investment Group has purchased 4.96% of CBS Holdings, LLC for $10,000.

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

•

City of Bedford, Virginia. The Bank has purchased certain property located in the City of Bedford, Virginia, located of off Independence Boulevard. The Bank began constructing the improvements necessary to operate a bank branch location in March 2008. We anticipate completing construction and upfit in the early fourth quarter of 2008. Management anticipates that in the third or fourth quarter of 2008, the Bank will request approval to open a branch at this location.

•

Town of Altavista, Virginia. The Bank has signed a contract for the purchase of certain real property and improvements thereto located in the Town of Altavista, Virginia. The Bank is currently in a 30 day study period during which it will determine whether it will purchase the property. The Bank has not determined a definitive timeline for opening this branch, but anticipates requesting approval to open the branch no earlier than the first quarter of 2009.

•

Timberlake Road Area, Campbell County (Lynchburg), Virginia. The Bank has purchased certain real property located at the intersection of Turnpike and Timberlake Roads, Campbell County, Virginia. The Bank will evaluate the feasibility of using the current structures on the property as a bank branch. The Bank does not anticipate requesting approval to open a branch at this location prior to late 2009.

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

The following discussion represents management’s discussion and analysis of the financial condition and results of operations of Financial as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007. It should be read in conjunction with the financial statements included elsewhere herein.

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

March 31, 2008 (in thousands)
Commitments to extend credit	$41,005
Letters of Credit	3,309

Total	$44,014

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comparison of the financial condition and operating results between March 31, 2008 and December 31, 2007, as applicable, should be read in the context of the length of time for which the Bank has been operating.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

March 31, 2008 as Compared to December 31, 2007

Total assets were $277,243,000 on March 31, 2008 compared with $270,060,000 at December 31, 2007. The increase in total assets is due in part to an increase in deposits resulting from an increase in rates (as a result of the competitive pressures of the market) that the Bank offers on its deposit products and the Bank’s reputation for service. In particular, new deposits at the recently opened Boonsboro Branch and Amherst Branch as well as the continued growth of our Madison Heights Branch, Main Street Office contributed to this increase in deposits.

Total deposits grew from $228,723,000 for the year ended December 31, 2007 to $229,005,000 on March 31, 2008, an increase of 0.12%. In addition, the Bank’s effort to increase non-FDIC insured sweep accounts (repurchase agreements) resulted in an increased balance in these accounts to $11,912,000 on March 31, 2008 from $10,542,000 on December 31, 2007.

Loans, net of unearned income and allowance, increased to $232,952,000 on March 31, 2008 from $224,022,000 on December 31, 2007, an increase of 3.99%. Total loans increased to $235,196,000 on March 31, 2008 from $226,168,000 on December 31, 2007. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	March 31, 2008		December 31, 2007
	Amount	Percentage	Amount	Percentage
Commercial	$47,014	19.99%	$43,877	19.40%
Real estate-construction	39,929	16.98%	36,296	16.05%
Real estate-residential	114,653	48.75%	114,278	50.53%
Consumer	32,339	13.75%	31,717	14.02%
Other	1,261	0.54%	—	—

Total loans	$235,196	100.00%	$226,168	100.00%

Non-accrual loans increased to $3,269,000 on March 31, 2008 from $1,246,000 on December 31, 2007. Management has provided for the anticipated losses on these loans in the loan loss reserve and does not anticipate that they will have a material impact on the financial condition of the Bank. We also classify other real estate owned (OREO) as a non-performing asset. OREO represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. During the quarter ended March 31, 2008, the Bank purchased one property, which the Bank is carrying at a value of $146,000. This property is the Bank’s only OREO asset. The Bank currently is trying to sell this property. The Bank anticipates that the gain or loss on the sale of this property, if any, will not have a material impact on the Bank’s financial condition.

The following tables set forth information regarding impaired and non-accrual loans as of March 31, 2008 and December 31, 2007:

	Impaired & Non-Accrual Loans (dollars in thousands)
	March 31, 2008	December 31, 2007
Impaired loans without a valuation allowance	$9,286	$10,355
Impaired loans with a valuation allowance	4,925	4,503

Total impaired loans	$14,211	$14,858

Valuation allowance related to impaired loans	$1,441	$1,389
Total non-accrual loans	$3,269	$1,246
Total loans past due ninety days or more and still accruing	$570	$—

	Average Investment in Impaired Loans (dollars in thousands) Years Ended
	March 31, 2008	December 31, 2007
Average investment in impaired loans	$14,535	$13,891

Interest income recognized on impaired loans	$190	$988

Interest income recognized on a cash basis on impaired loans	$190	$988

No non-accrual loans were excluded from impaired loan disclosure under SFAS No. 114 at March 31, 2008 and December 31, 2007. If interest on these loans had been accrued, such income would have approximated $20,000 and $88,000, on March 31, 2008 and December 31, 2007, respectively. Loan payments received on non-accrual loans are applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the non-performing loan totals listed above.

Cash and cash equivalents increased to $7,595,000 on March 31, 2008 from $4,314,000 on December 31, 2007. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight borrowings (including federal funds sold). This increase is due in part to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, both of which are subject to fluctuations, and will contribute to variations in cash and cash equivalents and the Bank does not consider this change to be material.

Securities held-to-maturity decreased to $5,994,000 on March 31, 2008 from $6,494,000 on December 31, 2007, which resulted from the call of securities prior to maturity. Securities available-for-sale decreased to $20,255,000 on March 31, 2008 from $25,733,000 on December 31, 2007. The decrease from December 31, 2007 in securities available-for-sale was primarily due to the sale of securities to fund loans and the principal amortization of mortgage-backed securities.

The following table summarizes the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of March 31, 2008 and December 31, 2007 (amounts in thousands):

	Amortized Costs	March 31, 2008		Fair Value
		Gross Unrealized
		Gains	(Losses)
Held to Maturity	$5,994	$82	$—	$6,076

US Gov’t & Agency obligations
Available for Sale
US Gov’t & Agency obligations	$7,497	$133	$—	$7,630
Mortgage-backed securities	7,557	31	(39)	7,549
Municipals	1,059	13	(28)	1,044
Corporates	4,241	—	(209)	4,032

	$20,354	$177	$(276)	$20,255

	Amortized Costs	December 31, 2007		Fair Value
		Gross Unrealized
		Gains	(Losses)
Held to Maturity	$6,494	$32	$(3)	$6,523

US Gov’t & Agency obligations
Available for Sale
US Gov’t & Agency obligations	$14,954	$129	$—	$15,083
Mortgage-backed securities	4,764	19	(49)	4,734
Municipals	2,547	1	(25)	2,523
Corporates	3,478	—	(85)	3,393

	$25,743	$149	$(159)	$25,733

The following table shows the gross unrealized losses and fair value of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the date indicated:

	Less than 12 months		More than 12 months		Total
March 31, 2008	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Description of securities
U.S. agency obligations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	3,938	(22)	926	(17)	4,864	(39)
Municipals	342	(25)	239	(3)	581	(28)
Other	4,001	(209)	—	—	4,001	(209)

Total temporarily unimpaired securities	$8,281	$(256)	$1,165	$(20)	$9,446	$(276)

	Less than 12 months		More than 12 months		Total
December 31, 2007	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Description of securities
U.S. agency obligations	$—	$—	$1,992	$(3)	$1,992	$(3)
Mortgage-backed securities	1,001	(18)	1,569	(31)	2,570	(49)
Municipals	1,684	(24)	497	(1)	2,181	(25)
Other	3,393	(85)	—	—	3,393	(85)

Total temporarily unimpaired securities	$6,078	$(127)	$4,058	$(35)	$10,136	$(162)

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

At March 31, 2008, the Company does not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. The securities consist of 11 bonds. Four of these bonds are S&P rated AAA, two are S&P rated AA, and five are S&P rated A. Of these bonds five are indirectly backed by the U.S. Government, two are municipal bank-qualified issues, and four are issued by publicly traded United States corporations. For these reasons, management believes the default risk to be minimal. As management has the ability to hold securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary

At March 31, 2008, Financial had liquid assets of approximately $27,850,000 in the form of cash and available-for-sale investments. Management believes that liquid assets were adequate at March 31, 2008. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank and the anticipated proceeds from stock offering currently in progress. In addition, the Bank has the ability to purchase federal funds on the open market and borrow from the Federal Reserve Bank’s discount window, if necessary.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material negative impact on Financial’s short-term or long-term liquidity.

At March 31, 2008, the Bank had a leverage ratio of 9.01%, a Tier 1 risk-based capital ratio of 10.71% and a total risk-based capital ratio of 11.69%. As of March 31, 2008 and December 31, 2007 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Analysis of Capital (in 000’s)
Tier 1 Capital:
Common stock	$3,743	$3,743
Surplus	13,313	13,311
Retained earnings	7,458	6,981

Total Tier 1 capital	$24,514	$24,035

Tier 2 Capital:
Allowance for loan losses	2,244	2,145
Total Tier 2 Capital:	2,244	2,145

Total risk-based capital	$26,758	$26,180

Risk weighted assets	$228,987	$219,180
Average total assets	$272,082	$268,187

	Actual		Regulatory Benchmarks
	March 31, 2008	December 31, 2007	For Capital Adequacy Purposes	For Well Capitalized Purposes
Capital Ratios:
Tier 1 capital to average total assets ratio (leverage ratio)	9.01%	8.96%	4.00%	5.00%
Tier 1 risk based capital ratio	10.71%	10.97%	4.00%	6.00%
Total risk-based capital ratio	11.69%	11.94%	8.00%	10.00%

Results of Operations

Comparison of the Three Months Ended March 31, 2008 and 2007

Earnings Summary

Net income for the three months ended March 31, 2008 was $504,000, compared to a net income of $398,000 for the same period in 2007, an increase of 26.6%. Net income increased in large part due to an increase in non-interest income and an increase in total earning assets.

Basic earnings per common share for the three months ended March 31, 2008 was $0.20 compared with $0.16 for the same period in 2007. Fully diluted earnings per common share for the three months ended March 31, 2008 was $0.19 compared with $0.15 for the same period in 2007. All earnings per share amounts have been adjusted to reflect the 10% stock dividend paid by Financial in July 2007 as well as all prior stock dividends.

These operating results represent an annualized return on shareholders’ equity of 8.28% for the three months ended March 31, 2008 compared with 7.33% for the same period in 2007. This increase was due in large part to an increase in the net income. The annualized return on average assets for the three months ended March 31, 2008 was 0.75% compared with 0.69% for the same period in 2007.

Interest Income, Interest Expense, and Net Interest Income

Interest income increased to $4,550,000 for the three months ended March 31, 2008 from $4,093,000 for the same period in 2007, an increase of 11.17%. This increase was due to an increase in interest earning assets, including loans and investment securities.

Interest expense increased to $1,985,000 for the three months ended March 31, 2008 from $1,785,000 for the same period in 2007, an increase of 11.20%. This increase in interest expense was primarily due to an increase in the aggregate balance in interest bearing deposit accounts, including the recently-introduced “2010 Savings Account” that will pay customers a minimum annual percentage yield of 3.00% through February 2010. The increase was partially offset by a decrease in rates paid on all other deposit accounts, including new and maturing certificates of deposit.

The fundamental source of the Bank’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three months ended March 31, 2008 was $2,565,000 compared with $2,308,000 for the same period in 2007. The net interest margin decreased to 3.97% for the three months ended March 31, 2008 from 4.23% in the same period a year ago. The growth in net interest income for the three months ended March 31, 2008 as compared with the comparable three months in 2007 was due to the increase in average interest-earning assets, which was the result of growth in the loan portfolio funded by the growth in deposits. The Bank increased the rates that it pays on deposit accounts in response to competition and this contributed to the decrease in the net interest margin.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I on page 20.

Non-Interest Income

Non-interest income, which is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, commissions on sales of investments (since April, 2006), and the Bank’s ownership interest in a title insurance agency, increased to $739,000 for the three month period ended March 31, 2008, from $633,000 for the comparable period in 2007. This 16.75% increase was due in large part to increased in commissions earned by Investment Group and fees earned by the Mortgage Group.

The Bank, through Bank of the James Mortgage, a Division of Bank of the James (the “Mortgage Division”) originates both conforming and non-conforming consumer residential mortgage loans in the Region 2000 area. As part of the Bank’s overall risk management strategy, all of the loans originated and closed by the Mortgage Division are presold to major national mortgage banking or financial institutions. The Mortgage Division assumes no credit or interest rate risk on these mortgages. In July, 2005, the Mortgage Division opened its second mortgage origination office. This office is located in Moneta and was opened to serve the Smith Mountain Lake market. The Bank anticipates that this office will contribute additional non-interest income during 2008.

We anticipate that Investment Group and the Mortgage Division will continue to contribute additional non-interest income in the remainder of 2008.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2008 increased to $2,439,000 from $2,186,000 for the comparable period in 2007. This 11.57% increase in non-interest expense can be attributed to increased occupancy expenses, along with an increase in compensation expense related to an increase in the number of employees necessary to accommodate the Bank’s growth and expansion.

Total personnel expense increased to $1,281,000 for the three month period ended March 31, 2008, from $1,187,000 for the comparable period in 2007. Compensation for some employees of the Mortgage Division and Investment Group is commission-based and therefore subject to fluctuation. The Bank also had increases in depreciation expense, data processing fees, and other operating expenses, all of which are related to the growth of the Bank.

Allowance for Loan Losses

The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. Based on the application of the loan loss calculation, the Bank provided $125,000 to the allowance for loan loss for the three months ended March 31, 2008 compared to a provision of $151,000 for the comparable period in 2007. Management believes that the current allowance for loan loss of $2,244,000 (or 0.95% of total loans) at March 31, 2008 is adequate.

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended (in thousands)
	March 31, 2008	March 31, 2007
Balance, beginning of period	$2,146	$2,091
Provision for loan loses	125	151
Loans charged off	(37)	(68)
Recoveries of loans charged off	10	5

Balance, end of period	$2,244	$2,179

Income Taxes

For the three months March 31, 2008, Financial had an income tax expense of $236,000. Based on its 2007 income tax liability, Financial made an income tax payment of $262,000 during the quarter ended March 31, 2008.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Three Months Ended March 31, 2008 and 2007

	2008			2007
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS
Loans, including fees	$229,351	$4,158	7.29%	$195,056	$3,775	7.85%
Federal funds sold	1,157	9	3.13%	68	2	11.93%
Securities	28,274	383	5.45%	25,592	310	4.91%
Federal agency equities	1,211	—	0.00%	745	6	3.27%
CBB equity	56	—	—	56	—	—

Total earning assets	260,049	4,550	7.04%	221,517	4,093	7.49%

Allowance for loan losses	(2,191)			(2,117)
Non-earning assets	14,224			14,394

Total assets	$272,082			$233,794

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	$44,218	$198	1.80%	$41,013	$276	2.73%
Savings	12,024	41	1.37%	14,452	60	1.68%
Time deposits	134,928	1,579	4.71%	112,072	1,321	4.78%

Total interest bearing deposits	191,170	1,818	3.82%	167,537	1,657	4.01%

Other borrowed funds
Fed funds purchased	4,118	45	4.40%	4,850	70	5.85%
Repurchase agreements	11,339	72	2.55%	7,859	58	2.99%
FHLB borrowings	7,223	50	2.78%	—	—	—

Total interest-bearing liabilities	213,850	1,985	3.73%	180,246	1,785	4.02%

Non-interest bearing deposits	33,244			32,537
Other liabilities	738			737

Total liabilities	247,832			213,520

Stockholders’ equity	24,250			20,274

Total liabilities and Stockholders equity	$272,082			$233,794

Net interest earnings		$2,565			$2,308

Net interest margin			3.97%			4.23%

Interest spread			3.31%			3.48%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

There have been no significant changes during the quarter ended March 31, 2008, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Bank is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 26, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

On October 1, 2007 the Board of Directors of Financial authorized a stock repurchase program which calls for the repurchase of up to 25,000 shares of its common stock. The shares reported in the table as shares that may be repurchased under the plan represent shares eligible through the term of the plan. The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason. The following table lists shares repurchased during the quarter ended March 31, 2008 and the maximum amount available to repurchase under the repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Month # 1 January 1 through January 31, 2008	1,550	13.64	3,230	31,770

Month # 2 February 1 through February 29, 2008	2,085	13.51	5,315	19,685

Month # 3 March 1 through March 31, 2008	330	13.34	5,645	19,355

Total	3,965	13.55	5,645	19,355

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following are filed as Exhibits to this Form 10-Q:

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2008

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2008

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 13, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: May 13, 2008	By	/s/ Robert R. Chapman III
Robert R. Chapman III, President
(Principal Executive Officer)

Date: May 13, 2008	By	/s/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2008

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2008

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 13, 2008