Form 10-Q
period 2008-06-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2008-08-13
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,810,255 shares of Common Stock, par value $2.14 per share, were outstanding at August 13, 2008.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts)

	(unaudited) 6/30/2008	(audited) 12/31/2007
Assets

Cash and due from banks	$10,715	$4,314

Securities held-to-maturity (fair value of $6,028 in 2008 and $6,317 in 2007)	5,994	6,494
Securities available-for-sale, at fair value	32,222	25,733
Restricted stock, at cost	1,998	986
Loans, net of allowance for loan losses of $2,275 in 2008 and $2,146 in 2007	245,118	224,022
Premises and equipment, net	6,363	5,710
Software, net	387	292
Interest receivable	1,612	1,515
Other real estate owned	404	—
Deferred tax asset	800	443
Other assets	502	551

Total Assets	$306,115	$270,060

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$34,990	$34,973
NOW, money market and savings	79,412	56,995
Time	124,655	136,755

Total deposits	239,057	228,723

Federal funds purchased	6,601	5,587
Repurchase agreements	14,146	10,542
FHLB borrowings	21,000	—
Income taxes payable	—	3
Interest payable	405	405
Other liabilities	103	276

Total liabilities	$281,312	$245,536

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 2,807,819 as of June 30, 2008 and 2,812,588 shares as of December 31, 2007	6,009	5,472
Additional paid-in-capital	19,464	15,995
Accumulated other comprehensive (loss) income	(699)	(7)
Retained earnings	29	3,064

Total stockholders’ equity	$24,803	$24,524

Total liabilities and stockholders’ equity	$306,115	$270,060

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended June 30,
	2008	2007
Interest Income
Loans	$4,068	$3,962
Securities
US Government and agency obligations	200	274
Mortgage backed securities	210	24
Municipals	12	8
Dividends	—	17
Other (Corporates)	128	1
Federal Funds sold	9	12

Total interest income	$4,627	$4,298

Interest Expense
Deposits
NOW, money market savings	$349	$352
Time Deposits	1,433	1,463
Federal Funds purchased	4	12
FHLB borrowings	136	—
Reverse repurchase agreements	76	72

Total interest expense	1,998	1,899

Net interest income	2,629	2,399
Provision for loan losses	130	94

Net interest income after provision for loan losses	$2,499	$2,305

Other operating income
Mortgage fee income	$353	$389
Service charges, fees, commissions	319	168
Other	117	141
Gain on sale of securities	12	—

Total other operating income	$801	$698

Other operating expenses
Salaries and employee benefits	1,288	1,204
Occupancy	180	176
Equipment	242	209
Supplies	95	77
Professional, data processing, and other outside expense	335	271
Marketing	110	87
Credit expense	65	62
Loss (gain) on sale of assets	(2)	—
Other	199	161

Total other operating expenses	$2,512	$2,247

Income before income taxes	788	756
Income tax expense	264	258

Net Income	$524	$498

Income per common share – basic	$0.19	$0.18

Income per common share – diluted	$0.18	$0.17

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Six Months Ended June 30,
	2008	2007
Interest Income
Loans	$8,225	$7,737
Securities
US Government and agency obligations	417	551
Mortgage backed securities	303	48
Municipals	27	17
Dividends	—	23
Other (Corporates)	187	1
Federal Funds sold	18	14

Total interest income	9,177	8,391

Interest Expense
Deposits
NOW, money market savings	$588	$688
Time Deposits	3,012	2,783
Federal Funds purchased	49	83
FHLB borrowings	177	—
Reverse repurchase agreements	157	130

Total interest expense	3,983	3,684

Net interest income	5,194	4,707
Provision for loan losses	255	245

Net interest income after provision for loan losses	$4,939	$4,462

Other operating income
Mortgage fee income	673	708
Service charges, fees, commissions	573	459
Other	202	164
Gain on sale of securities	92	—

Total other operating income	$1,540	$1,331

Other operating expenses
Salaries and employee benefits	2,569	2,391
Occupancy	366	348
Equipment	469	413
Supplies	183	165
Professional, data processing, and other outside expense	666	526
Marketing	194	183
Credit expense	120	117
Loss (gain) on sale of assets	7	—
Other	377	290

Total other operating expenses	$4,951	$4,433

Income before income taxes	1,528	1,360
Income tax expense	500	464

Net Income	$1,028	$896

Income per common share – basic	$0.37	$0.32

Income per common share – diluted	$0.35	$0.30

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net Income	$1,028	$896
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	361	323
Net amortization and accretion of premiums and discounts on securities	3	30
Gain on sale of available for sale securities	(55)	—
Gain on call of available for sale securities	(37)	—
Loss on sale of assets	7
Provision for loan losses	255	245
Stock compensation expense	3	6
(Increase) in interest receivable	(97)	(59)
(Increase) in other assets	(367)	(444)
(Decrease) in income taxes payable	(3)	(129)
Increase in interest payable	—	33
(Decrease) in other liabilities	$(173)	$(27)

Net cash provided by operating activities	$925	$874

Cash flows from investing activities
Proceeds from maturities and calls of securities held to maturity	$500	$1,000
Purchases of securities available for sale	(19,766)	(1,937)
Proceeds from maturities and calls of securities available for sale	6,331	1,199
Proceeds from sale of securities available for sale	5,985	499
Purchase of Federal Reserve Bank stock	(1)	(10)
Purchases of Federal Home Loan Bank stock	(1,011)	(27)
Origination of loans, net of principal collected	(21,351)	(16,137)
Purchases of premises and equipment	(1,108)	(745)
Proceeds from sale of other assets	4	—

Net cash used in investing activities	$(30,417)	$(16,158)

Cash flows from financing activities
Net increase in deposits	$10,334	$11,315
Net increase in federal funds purchased	1,014	—
Net increase in repurchase agreements	3,604	710
Net increase in FHLB borrowings	21,000	—
Acquisition of common stock	(59)	—
Proceeds from exercise of stock options	—	259

Net cash provided by financing activities	$35,893	$12,284

Increase (decrease) in cash and cash equivalents	6,401	(3,000)
Cash and cash equivalents at beginning of period	$4,314	$9,876

Cash and cash equivalents at end of period	$10,715	$6,876

Non cash transactions
Transfer of loans to foreclosed assets	$404	$426
Fair value adjustment for securities available for sale	(1,050)	(117)

Cash transactions
Cash paid for interest	$3,983	$3,651
Cash paid for taxes	553	587

See accompanying notes to these consolidated financial statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information are contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2007. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2007 included in Financial’s Annual Report on Form 10-K. Results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Financial’s critical accounting policy relates to the evaluation of the allowance for loan losses which is based on management’s opinion of an amount that is adequate to absorb loss in the existing portfolio of Bank of the James (the “Bank”), Financial’s wholly-owned subsidiary. The allowance for loan losses is established through a provision for loan loss based on available information including the composition of the loan portfolio, historical loan loss (to the extent available due to limited history), specific impaired loans, availability and quality of collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. Different assumptions used in evaluating the adequacy of the Bank’s allowance for loan losses could result in material changes in Financial’s financial condition and results of operations. The Bank’s policies with respect to the methodology for determining the allowance for loan losses involve a higher degree of complexity and require management to make subjective judgments that often require assumptions or estimates about uncertain matters. These critical policies and their assumptions are periodically reviewed with the Board of Directors.

Note 2 – Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3 – Earnings Per Share

For the quarters ended June 30, 2008 and 2007 basic earnings per share has been computed based upon the weighted average common shares outstanding of 2,807,905 and 2,806,666, respectively. For the six months ended June 30, 2008 and 2007 basic earnings per share has been computed based upon the weighted average common shares outstanding of 2,808,878 and 2,802,467, respectively. All earnings per share amounts have been adjusted to reflect the 10% stock dividend paid by Financial in July 2008 as well as all prior stock dividends.

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of Financial are considered dilutive under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following is a summary of the earnings per share calculation for the three and six months ended June 30, 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$524,000	$498,000	$1,028,000	$896,000

Weighted average number of shares	2,807,905	2,808,666	2,808,878	2,802,467
Options affect of incremental shares	116,116	155,824	106,723	158,612

Weighted average diluted shares	2,924,021	2,964,490	2,915,601	2,961,079

Basic EPS (weighted average shares)	$0.19	$0.18	$0.37	$0.32

Diluted EPS (Including option shares)	$0.18	$0.17	$0.35	$0.30

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

As a result of adopting SFAS 123R on January 1, 2006, the amount of stock-based compensation included within the non-interest expense category for the three and six months ended June 30, 2008 is $0 and $3,000, respectively which had no impact on basic and diluted earnings per share for the same period.

Stock option plan activity for the six months ended June 30, 2008 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value
Options outstanding, January 1, 2008	327,991	$8.58
Granted	—	n/a
Exercised	—	n/a
Forfeited	(9,076)	$11.02

Options outstanding, June 30, 2008	318,915	$8.55	5.10	$2,061,391
Options exercisable, June 30, 2008	318,915	$8.55	5.10	$2,061,391

There were no options exercised during the six months ended June 30, 2008. As of June 30, 2008 there was no unrecognized compensation expense related to non-vested option awards, as all expense associated with all current outstanding awards has been realized.

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

On May 20, 2008, the Board of Directors of the Company declared a 10% stock dividend. The stock dividend was paid on July 22, 2008 to shareholders of record June 17, 2008. Following the stock dividend, the number of outstanding shares increased by approximately 256,000 (final number subject to rounding). The dividend required a reclassification of retained earnings effective May 20, 2008 in the amount of $4,064,000. Of this amount, $546,000 was reclassified as common stock and $3,518,000 was reclassified as additional paid-in-capital. The reclassification did not change total stockholders’ equity. All per share amounts have been retroactively adjusted to reflect this dividend.

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

Note 7 - Fair Value Measurements

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

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within level 1of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Currently, all of the Company’s securities are considered to be Level 2 securities.

Loans held for sale

Loans held for sale are required to be measured in a lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At June 30, 2008, the Company had no loans available for sale.

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

Financial declared a 10% stock dividend on May 15, 2007 which was paid on July 24, 2007. Financial declared a 10% stock dividend on May 20, 2008 which was paid on July 22, 2008 to shareholders of record on June 17, 2008.

Investment Group was incorporated under the laws of the Commonwealth of Virginia in 2006. Effective April 4, 2006, Investment Group began providing securities brokerage services to Bank customers and others. Investment Group provides the services through an agreement with Community Bankers’ Securities, LLC (“CB Securities”), a registered broker-dealer. Under this agreement, CB Securities will operate service centers in one or more branches of the Bank. As of the date hereof, Investment Group’s only center is located in the Church Street office. All centers will be staffed by a dual employee of Investment Group and CB Securities. Investment Group receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. As of the date hereof, Investment Group has been conducting business for approximately two years and its financial impact on the consolidated financials of the Company has been immaterial. In addition, Investment Group has purchased 4.96% of CBS Holdings, LLC for $10,000. CBS Holdings is owned by 11 financial institutions and currently has an option to purchase up to 10% of CB Securities.

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

•

City of Bedford, Virginia. The Bank has purchased certain property located in the City of Bedford, Virginia, located off of Independence Boulevard. The Bank began constructing the improvements necessary to operate a bank branch location in March 2008. We anticipate completing construction and upfit in the early fourth quarter of 2008. Management has received approval from the Virginia Bureau of Financial Institutions to open this branch and anticipates opening the branch in the fourth quarter of 2008.

•

Town of Altavista, Virginia. The Bank has purchased certain real property and improvements thereto located in the Town of Altavista, Virginia. Subject to regulatory approval, the Bank anticipates that it will begin improving this property for use as a permanent bank branch in the fourth quarter of 2008 with a goal of opening the branch by the end of the first quarter of 2009. The Bank is determining whether to renovate or replace the existing structure. The Bank is also evaluating whether to open a temporary location in Altavista, subject to regulatory approval. The Bank anticipates filing an application for approval with the Bureau of Financial Institutions during the third or fourth quarter of 2008.

•

Timberlake Road Area, Campbell County (Lynchburg), Virginia. The Bank has purchased certain real property located at the intersection of Turnpike and Timberlake Roads, Campbell County, Virginia. The Bank has determined that the existing structures are insufficient for use as a bank branch. The Bank does not anticipate requesting approval to open a branch at this location prior to late 2009.

The Bank estimates that the cost of improvements, furniture, fixtures, and equipment necessary to upfit these properties will be between $1,300,000 and $1,700,000 per location. Subject to terms acceptable to the Bank, the Bank may consider entering into one or more sale-leaseback arrangements for these and other branches.

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

June 30, 2008 (in thousands)
Commitments to extend credit	$45,498
Letters of Credit	2,931

Total	$48,429

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition and results of operations of Financial as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007. It should be read in conjunction with the financial statements included elsewhere herein and should be read in the context of the length of time for which the Bank has been operating.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

June 30, 2008 as Compared to December 31, 2007

Total assets were $306,115,000 on June 30, 2008 compared with $270,060,000 at December 31, 2007. The increase in total assets is due in part to an increase in deposits resulting from an increase in rates (as a result of the competitive pressures of the market) that the Bank offers on its deposit products and the Bank’s reputation for service. In particular, new deposits at the recently opened Boonsboro Branch and Amherst Branch as well as the continued growth of our Madison Heights Branch and Main Street Office contributed to this increase in deposits.

Total deposits grew from $228,723,000 for the year ended December 31, 2007 to $239,057,000 on June 30, 2008, an increase of 4.52%. In addition, the Bank’s effort to increase non-FDIC insured sweep accounts (repurchase agreements) resulted in an increased balance in these accounts to $14,146,000 on June 30, 2008 from $10,542,000 on December 31, 2007.

To complement deposits in funding asset growth and due to the attractive rates on these funds, the Bank funded $21,000,000 of earning asset growth with short to medium term advances from the Federal Home Loan Bank of Atlanta (FHLBA).

Loans, net of unearned income and allowance, increased to $245,118,000 on June 30, 2008 from $224,022,000 on December 31, 2007, an increase of 9.42%. Total loans increased to $247,393,000 on June 30, 2008 from $226,168,000 on December 31, 2007. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	June 30, 2008		December 31, 2007
	Amount	Percentage	Amount	Percentage
Commercial	$47,038	19.01%	$43,877	19.40%
Real estate-construction	42,188	17.05%	36,296	16.05%
Real estate-residential	121,138	48.97%	114,278	50.53%
Consumer	35,793	14.47%	31,717	14.02%
Other	1,236	0.50%	—	—

Total loans	$247,393	100.00%	$226,168	100.00%

Non-accrual loans increased to $2,316,000 on June 30, 2008 from $1,246,000 on December 31, 2007. Management has provided for the anticipated losses on these loans in the loan loss reserve and does not anticipate that they will have a material impact on the financial condition of the Bank. We also classify other real estate owned (OREO) as a non-performing asset. OREO represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. On December 31, 2007, the Bank had no OREO property. As of June 30, 2008, the Bank was carrying four OREO properties on its books at a value of $404,000. Since the end of the second quarter, the Bank has sold one of these properties for $146,000 with no loss to the Bank. The Bank currently is trying to sell the remaining three OREO properties. The Bank anticipates that the gain or loss on the sale of these properties, if any, will not have a material impact on the Bank’s financial condition.

The following tables set forth information regarding impaired and non-accrual loans as of June 30, 2008 and December 31, 2007:

	Impaired & Non-Accrual Loans (dollars in thousands)
	June 30, 2008	December 31, 2007
Impaired loans without a valuation allowance	$7,022	$10,355
Impaired loans with a valuation allowance	7,750	4,503

Total impaired loans	$14,772	$14,858

Valuation allowance related to impaired loans	$1,500	$1,389
Total non-accrual loans	$2,316	$1,246
Total loans past due ninety days or more and still accruing	$—	$—

	Average Investment in Impaired Loans (dollars in thousands) Period Ended
	June 30, 2008	December 31, 2007
Average investment in impaired loans	$14,815	$13,891

Interest income recognized on impaired loans	$429	$988

Interest income recognized on a cash basis on impaired loans	$429	$988

No non-accrual loans were excluded from impaired loan disclosure under SFAS No. 114 at June 30, 2008 and December 31, 2007. If interest on these loans had been accrued, such income would have approximated $122,000 and $88,000, on June 30, 2008 and December 31, 2007, respectively. Loan payments received on non-accrual loans are applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the non-performing loan totals listed above.

Cash and cash equivalents increased to $10,715,000 on June 30, 2008 from $4,314,000 on December 31, 2007. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). This increase is due in part to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, both of which are subject to fluctuations, and will contribute to variations in cash and cash equivalents and the Bank does not consider this change to be material.

Securities held-to-maturity decreased to $5,994,000 on June 30, 2008 from $6,494,000 on December 31, 2007, which resulted from the call of securities prior to maturity. Securities available-for-sale increased to $32,222,000 on June 30, 2008 from $25,733,000 on December 31, 2007. The increase from December 31, 2007 in securities available-for-sale was primarily due to the investment of surplus funds in longer term, higher yielding securities.

The following table summarizes the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of June 30, 2008 and December 31, 2007 (amounts in thousands):

		June 30, 2008
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	(Losses)
Held to Maturity
US Gov’t & Agency obligations	$5,994	$41	$(7)	$6,028

Available for Sale
US Gov’t & Agency obligations	8,995	26	(69)	8,952
Mortgage-backed securities	18,988	10	(592)	18,406
Municipals	1,057	—	(27)	1,030
Corporates	4,242	—	(408)	3,834

	$33,282	$36	$(1,096)	$32,222

		December 31, 2007
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	(Losses)
Held to Maturity
US Gov’t & Agency obligations	$6,494	$32	$(3)	$6,523

Available for Sale
US Gov’t & Agency obligations	$14,954	$—	$—	$15,083
Mortgage-backed securities	4,764	19	(49)	4,734
Municipals	2,547	1	(25)	2,523
Corporates	3,478	—	(85)	3,393

	$25,743	$149	$(159)	$25,733

The following table shows the gross unrealized losses and fair value of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the date indicated (amounts in thousands):

	Less than 12 months		More than 12 months		Total
June 30, 2008	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Description of securities
U.S. agency obligations	$4,992	$(76)	$—	$—	$4,992	$(76)
Mortgage-backed securities	16,163	(564)	864	(28)	17,027	(592)
Municipals	717	(22)	340	(5)	1,057	(27)
Other	487	(108)	3,755	(300)	4,242	(408)

Total temporarily impaired securities	$22,359	$(770)	$4,959	$(333)	$27,318	$(1,103)

	Less than 12 months		More than 12 months		Total
December 31, 2007	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Description of securities
U.S. agency obligations	$—	$—	$1,992	$(3)	$1,992	$(3)
Mortgage-backed securities	1,001	(18)	1,569	(31)	2,570	(49)
Municipals	1,684	(24)	497	(1)	2,181	(25)
Other	3,393	(85)	—	—	3,393	(85)

Total temporarily impaired securities	$6,078	$(127)	$4,058	$(35)	$10,136	$(162)

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

At June 30, 2008, the Company does not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. The Bank currently owns 22 securities that are being evaluated for other than temporary impairment. Thirteen of these securities are S&P rated AAA, four are S&P rated AA, and five are S&P rated A. Of these securities fifteen are obligations of government sponsored entities, three are municipal bank-qualified issues, and four are issued by publicly traded United States corporations. For these reasons, management believes the default risk to be minimal. As management has the ability to hold securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

At June 30, 2008, Financial had liquid assets of approximately $42,937,000 in the form of cash and available-for-sale investments. Management believes that liquid assets were adequate at June 30, 2008. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, the Bank has the ability to purchase federal funds on the open market and borrow from the Federal Reserve Bank’s discount window, if necessary.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material negative impact on Financial’s short-term or long-term liquidity.

At June 30, 2008, the Bank had a leverage ratio of 8.49%, a Tier 1 risk-based capital ratio of 10.21% and a total risk-based capital ratio of 11.14%. As of June 30, 2008 and December 31, 2007 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of June 30, 2008 and December 31, 2007:

Analysis of Capital (in 000’s)	June 30, 2008	December 31, 2007
Tier 1 Capital:
Common stock	$3,743	$3,743
Surplus	13,313	13,311
Retained earnings	7,935	6,981

Total Tier 1 capital	$24,991	$24,035

Tier 2 Capital:
Allowance for loan losses	2,275	2,145

Total Tier 2 Capital:	2,275	2,145

Total risk-based capital	$27,266	$26,180

Risk weighted assets	$244,802	$219,180

Average total assets	$294,938	$268,187

	Actual		Regulatory Benchmarks
Capital Ratios:	June 30, 2008	December 31, 2007	For Capital Adequacy Purposes	For Well Capitalized Purposes
Tier 1 capital to average total assets ratio (leverage ratio)	8.49%	8.96%	4.00%	5.00%
Tier 1 risk based capital ratio	10.21%	10.97%	4.00%	6.00%
Total risk-based capital ratio	11.14%	11.94%	8.00%	10.00%

The above tables set forth the capital position and analysis for the Bank only. The capital ratios for the Company on a consolidated basis are comparable to the capital ratios of the Bank.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2008 and 2007

Earnings Summary

Net income for the three and six months ended June 30, 2008 was $524,000 and $1,028,000 respectively, compared to a net income of $498,000 and $896,000 for the same periods in 2007, an increase of 5.22% and 14.73%, respectively. Net income increased in large part due to an increase in non-interest income and an increase in total earning assets.

Basic earnings per common share for the three and six months ended June 30, 2008 were $0.19 and $0.37, respectively, compared with $0.18 and $0.32 for the same periods in 2007. Fully diluted earnings per common share for the three and six months ended June 30, 2008 were $0.18 and $0.35 compared with $0.17 and $0.30 for the same periods in 2007. All earnings per share amounts have been adjusted to reflect the 10% stock dividend paid by Financial in July 2007 and the 10% stock dividend to be paid in July 2008 as well as all prior stock dividends.

These operating results represent an annualized return on stockholders’ equity of 8.47% and 8.38% for the three and six months ended June 30, 2008, respectively, compared with 8.83% and 8.09% for the same periods in 2007. The annualized return on average assets for the three and six months ended June 30, 2008 was 0.71% and 0.73%, respectively, compared with 0.83% and 0.76% for the same periods in 2007.

Interest Income, Interest Expense, and Net Interest Income

Interest income increased to $4,627,000 and $9,177,000 for the three and six months ended June 30, 2008 from $4,298,000 and $8,391,000 for the same periods in 2007, an increase of 7.65% and 9.37% respectively. These increases were due to an increase in interest earning assets, including loans and investment securities.

Interest expense increased to $1,998,000 and $3,983,000 for the three and six months ended June 30, 2008 from $1,899,000 and $3,684,000 for the same periods in 2007, an increase of 5.21% and 8.12%, respectively. These increases in interest expense were primarily due to an increase in the aggregate balance in interest bearing deposit accounts, including the recently-introduced “2010 Savings Account” that will pay customers a minimum annual percentage yield of 3.00% through February 2010. The increase was partially offset by a decrease in rates paid on all other deposit accounts, including new and maturing certificates of deposit.

The fundamental source of the Bank’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and six months ended June 30, 2008 was $2,629,000 and $5,194,000, respectively compared with $2,399,000 and $4,707,000 for the same periods in 2007. The net interest margin decreased to 3.77% and 3.88% for the three and six months ended June 30, 2008, respectively, from 4.21% and 4.22% in the same periods a year ago. The growth in net interest income for the three and six months ended June 30, 2008 as compared with the comparable three and six months in 2007 was due to the increase in average interest-earning assets, which was the result of growth in the loan portfolio funded by the growth in deposits. The Bank increased the rates that it pays on deposit accounts in response to competition and this contributed to the decrease in the net interest margin.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I on page 21.

Non-Interest Income

Non-interest income, which is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency, increased to $801,000 and $1,540,000 for the three and six month periods ended June 30, 2008, from $698,000 and $1,331,000 for the comparable periods in 2007. These 14.76% and 15.70% increases, respectively, were due in large part to increased in commissions earned by Investment Group.

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

Non-Interest Expense

Non-interest expense for the three and six months ended June 30, 2008 increased to $2,512,000 and $4,951,000 from $2,247,000 and $4,433,000 for the comparable periods in 2007. These 11.79% and 11.69% increases in non-interest expense from the prior comparable periods can be attributed to increased occupancy expenses, along with an increase in personnel expense. Total personnel expense increased to $1,288,000 and $2,569,000 for the three and six month periods ended June 30, 2008, from $1,204,000 and $2,391,000 for the comparable periods in 2007. Compensation for some employees of the Mortgage Division and Investment Group is commission-based and therefore subject to fluctuation. The Bank also had increases in depreciation expense, data processing fees, and other operating expenses, all of which are related to the growth of the Bank.

Allowance for Loan Losses

The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. Based on the application of the loan loss calculation, the Bank provided $130,000 and $255,000 to the allowance for loan loss for the three and six months ended June 30, 2008 compared to provisions of $94,000 and $245,000 for the comparable periods in 2007. Management believes that the current allowance for loan loss of $2,275,000 (or 0.92% of total loans) at June 30, 2008 is adequate.

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended (in thousands)		Six months ended (in thousands)
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Balance, beginning of period	$2,244	$2,179	$2,146	$2,091
Provision for loan losses	130	94	255	245
Loans charged off	(112)	(107)	(149)	(175)
Recoveries of loans charged off	13	10	23	15

Balance, end of period	$2,275	$2,176	$2,275	$2,176

Income Taxes

For the three and six months ended June 30, 2008, Financial had an income tax expense of $264,000 and $500,000, respectively. Based on its 2007 income tax liability, Financial made an income tax payment of $553,000 during the quarter ended June 30, 2008.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Three Months Ended June 30, 2008 and 2007

	2008			2007
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS

Loans, including fees	$238,770	$4,068	6.83%	$201,737	$3,962	7.88%
Federal funds sold	1,690	9	2.14%	889	12	5.41%
Securities	37,237	505	5.45%	25,005	307	4.92%
Federal agency equities	1,866	45	9.67%	780	17	8.74%
CBB equity	56	—	—	56	—	—

Total earning assets	279,619	4,627	6.64%	228,467	4,298	7.55%

Allowance for loan losses	(2,260)			(2,197)
Non-earning assets	17,579			14,838

Total assets	$294,938			$241,108

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	$39,601	$152	1.54%	$42,816	$296	2.77%
Savings	32,606	197	2.42%	13,032	55	1.69%
Time deposits	129,873	1,433	4.43%	120,278	1,463	4.88%

Total interest bearing deposits	202,080	1,782	3.54%	176,126	1,814	4.13%

Other borrowed funds
Fed funds purchased	714	4	2.25%	893	13	5.84%
Repurchase agreements	12,790	76	2.38%	9,225	72	3.13%
Other borrowings	19,325	136	2.82%	—	—	—

Total interest-bearing liabilities	234,909	1,998	3.41%	186,244	1,899	4.09%

Non-interest bearing deposits	34,680			31,905
Other liabilities	664			500

Total liabilities	270,253			218,649

Stockholders’ equity	24,685			22,459

Total liabilities and Stockholders equity	$294,938			$241,108

Net interest earnings		$2,629			$2,399

Net interest margin			3.77%			4.21%

Interest spread			3.23%			3.46%

Net Interest Margin Analysis

Average Balance Sheets

For the Six Months Ended June 30, 2008 and 2007

	2008			2007
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS

Loans, including fees	$234,061	$8,225	7.09%	$198,415	$7,737	7.86%
Federal funds sold	1,424	18	2.55%	494	14	5.71%
Securities	32,756	889	5.47%	25,297	617	4.92%
Federal agency equities	1,539	45	5.90%	762	23	6.09%
CBB equity	56	—	—	56	—	—

Total earning assets	269,836	9,177	6.86%	225,024	8,391	7.52%

Allowance for loan losses	(2,226)			(2,157)
Non-earning assets	15,894			14,571

Total assets	$283,504			$237,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	$41,889	$350	1.68%	$41,905	$572	2.75%
Savings	22,315	238	2.15%	13,738	115	1.69%
Time deposits	132,400	3,012	4.59%	116,198	2,784	4.83%

Total interest bearing deposits	196,604	3,600	3.69%	171,841	3,471	4.07%
Other borrowed funds
Fed funds purchased	2,409	49	4.08%	2,826	83	5.92%
Repurchase agreements	12,065	157	2.61%	8,546	130	3.07%
Other borrowings	13,274	177	2.67%	—	—	—

Total interest-bearing liabilities	224,352	3,983	3.56%	183,213	3,684	4.05%

Non-interest bearing deposits	33,983			32,233
Other liabilities	702			621

Total liabilities	259,037			216,067
Stockholders’ equity	24,467			21,371

Total liabilities and Stockholders equity	$283,504			$237,438

Net interest earnings		$5,194			$4,707

Net interest margin			3.88%			4.22%

Interest spread			3.30%			3.46%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

There have been no significant changes during the quarter ended June 30, 2008, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Stock Repurchases

On October 1, 2007 the Board of Directors of Financial authorized a stock repurchase program which allows for the repurchase of up to 27,500 (split adjusted) shares of its common stock. The shares reported in the table as shares that may be repurchased under the plan represent shares eligible through the term of the plan. The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with SEC Rule 10b-18. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason. The following table lists shares repurchased during the quarter ended June 30, 2008 and the maximum amount available to repurchase under the repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Month # 1 April 1through April 30, 2008	210	11.36	6,207	21,293
Month # 2 May 1 through May 31, 2008	198	14.27	6,417	21,083
Month # 3 June 1 through June 30, 2008	—	—	—	21,083

Total	407	12.78	6,616	20,884

All share totals reflect the 10% stock dividend declared on May 20, 2008 and paid on July 22, 2008 to shareholders of record on June 17, 2008.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Bank held its annual meeting of shareholders on May 20, 2008 at 4:00 p.m. in Lynchburg, Virginia.

(b) At the annual meeting, the shareholders elected the following directors:

Robert R. Chapman III

Donna Schewel Clark

Augustus A. Petticolas, Jr.

Richard R. Zechini

The terms of the following directors continued after the term of the meeting:

Lewis C. Addision

William C. Bryant III

James F. Daly

Donald M. Giles

Watt R. Foster, Jr.

Thomas W. Pettyjohn, Jr.

J. Todd Scruggs

Kenneth S. White

(c) In addition to the election of the Directors at the annual meeting, the shareholders voted on the following matter: ratify the selection by the Company of Yount, Hyde & Barbour, P.C., independent public accountants, to audit the financial statements of the Company for the fiscal year ending on December 31, 2008 (“Proposal Two”).

At the annual meeting, the number of votes for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter was as follows:

Proposal One—Election of Directors

Name	Number of Votes Cast For	Number of Votes Against	Number of Abstentions	Number of Broker Non-Votes
Robert R. Chapman III	1,742,520	—	3,850	—
Donna Schewel Clark	1,741,112	—	5,258	—
Augustus A. Petticolas, Jr.	1,740,479	—	5,891	—
Richard R. Zechini	1,736,350	—	10,020	—

Proposal Two—Ratification of Auditors

Number of Votes Cast For	Number of Votes Against	Number of Abstentions	Number of Broker Non-Votes
1,691,550	51,970	2,850	—

(d)	Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following are filed as Exhibits to this Form 10-Q:

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2008

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13 2008

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 13, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: August 13, 2008	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President
(Principal Executive Officer)

Date: August 13, 2008	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2008

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2008

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 13, 2008