Form 10-Q
period 2008-09-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2008-11-10
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,810,255 shares of Common Stock, par value $2.14 per share, were outstanding at November 10, 2008.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts)

	(unaudited) September 30, 2008	(audited) December 31, 2007
Assets
Cash and due from banks	$12,605	$4,314

Securities held-to-maturity (fair value of $5,983 in 2008 and $6,523 in 2007)	5,994	6,494
Securities available-for-sale, at fair value	29,882	25,733
Restricted stock, at cost	1,998	986
Loans, net of allowance for loan losses of $2,406 in 2008 and $2,146 in 2007	258,993	224,022
Premises and equipment, net	7,040	5,710
Software, net	368	292
Interest receivable	1,628	1,515
Other real estate owned	187	—
Deferred tax asset	874	443
Other assets	562	551

Total assets	$320,131	$270,060

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	37,204	34,973
NOW, money market and savings	98,968	56,995
Time	113,180	136,755

Total deposits	249,352	228,723

Federal funds purchased	9,970	5,587

Repurchase agreements	15,932	10,542
FHLB borrowings	21,000	—
Interest payable	349	405
Other liabilities	161	279

Total liabilities	$296,764	$245,536

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 2,810,255 as of September 30, 2008 and 2,812,588 shares as of December 31, 2007	6,014	5,472
Additional paid-in-capital	19,469	15,995
Accumulated other comprehensive (loss)	(841)	(7)
Retained earnings (deficit)	(1,275)	3,064

Total stockholders’ equity	$23,367	$24,524

Total liabilities and stockholders’ equity	$320,131	$270,060

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended September 30,
	2008	2007
Interest Income
Loans	$4,182	$4,209
Securities
US Government and agency obligations	206	284
Mortgage backed securities	225	29
Municipals	6	15
Dividends	—	7
Other (Corporates)	105	9
Federal Funds sold	—	28

Total interest income	4,724	4,581

Interest Expense
Deposits
NOW, money market savings	512	342
Time Deposits	1,236	1,617
Federal Funds purchased	25	3
FHLB borrowings	149	—
Reverse repurchase agreements	105	87

Total interest expense	2,027	2,049

Net interest income	2,697	2,532

Provision for loan losses	218	59

Net interest income after provision for loan losses	2,479	2,473

Other operating income (loss)
Mortgage fee income	272	358
Service charges, fees, commissions	245	221
Other	88	75
Gain on sale of securities	1	—
Impairment of securities	(1,723)	—

Total other operating income (loss)	(1,117)	654

Other operating expenses
Salaries and employee benefits	1,261	1,160
Occupancy	178	173
Equipment	249	213
Supplies	93	74
Professional, data processing, and other outside expense	312	272
Marketing	107	90
Credit expense	55	54
Loss (gain) on sale of assets	(1)	58
Other	200	152

Total other operating expenses	2,454	2,246

Income (loss) before income taxes	(1,092)	881

Income tax expense	213	300

Net Income (loss)	$(1,305)	$581

Weighted average shares outstanding	2,809,726	2,813,136

Income (loss) per common share – basic	$(0.46)	$0.21

Income (loss) per common share – diluted	$(0.46)	$0.20

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Interest Income
Loans	$12,407	$11,946
Securities
US Government and agency obligations	623	835
Mortgage backed securities	528	77
Municipals	33	32
Dividends	—	30
Other (Corporates)	292	10
Federal Funds sold	18	42

Total interest income	13,901	12,972

Interest Expense
Deposits
NOW, money market savings	1,100	1,030
Time Deposits	4,248	4,400
Federal Funds purchased	74	86
FHLB borrowings	326	—
Reverse repurchase agreements	262	217

Total interest expense	6,010	5,733

Net interest income	7,891	7,239

Provision for loan losses	473	304

Net interest income after provision for loan losses	7,418	6,935

Other operating income
Mortgage fee income	945	1,066
Service charges, fees, commissions	818	680
Other	290	239
Gain on sale of securities	93	—
Impairment of securities	(1,723)	—

Total other operating income	423	1,985

Other operating expenses
Salaries and employee benefits	3,830	3,551
Occupancy	544	521
Equipment	718	626
Supplies	276	239
Professional, data processing, and other outside expense	978	798
Marketing	301	273
Credit expense	175	171
Loss on sale of assets	6	58
Other	577	442

Total other operating expenses	7,405	6,679

Income before income taxes	436	2,241
Income tax expense	713	764

Net Income (loss)	$(277)	$1,477

Weighted average shares outstanding	2,809,163	2,806,062

Income (loss) per common share – basic	$(0.10)	$0.53

Income (loss) per common share – diluted	$(0.10)	$0.50

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities
Net Income (loss)	$(277)	$1,477
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	559	491
Net amortization and accretion of premiums and discounts on securities	9	35
Gain on sale of available for sale securities	(56)	—
Gain on call of available for sale securities	(37)	—
Loss on sale of other real estate owned	(7)	(58)
Provision for loan losses	473	304
Stock compensation expense	3	9
Impairment on securities	1,723
(Increase) in interest receivable	(113)	(186)
(Increase) in other assets	(186)	(77)
(Decrease) in income taxes payable	(87)	(105)
Increase (decrease) in interest payable	(56)	104
Increase (decrease) in other liabilities	(31)	131

Net cash provided by operating activities	$1,917	$2,125

Cash flows from investing activities
Proceeds from maturities and calls of securities held to maturity	$500	$1,000
Purchases of securities available-for sale	(20,904)	(7,219)
Proceeds from maturities and calls of securities available-for sale	6,581	2,312
Proceeds from sale of securities available-for sale	7,268	499
Purchase of Federal Reserve Bank stock	(1)	(160)
Purchases of Federal Home Loan Bank stock	(1,011)	(27)
Origination of loans, net of principal collected	(35,477)	(28,160)
Recoveries on loans charged off	33	38
Purchases of premises and equipment	(1,964)	(851)
Proceeds from sale of other assets	(5)	—

Net cash used in investing activities	$(44,980)	$(32,568)

Cash flows from financing activities
Net increase in deposits	$20,629	$21,541
Net increase in federal funds purchased	4,383	1,113
Net increase in repurchase agreements	5,390	4,346
Net increase in Federal Home Loan Bank advances	21,000	—
Acquisition of common stock	(59)	—
Proceeds from exercise of stock options	11	284

Net cash provided by financing activities	$51,354	$27,284

Increase (decrease) in cash and cash equivalents	8,291	(3,159)

Cash and cash equivalents at beginning of period	$4,314	$9,876

Cash and cash equivalents at end of period	$12,605	$6,717

Non cash transactions
Transfer of loans to foreclosed assets	$187	$—
Fair value adjustment for securities available-for sale	(1,266)	208

Cash transactions
Cash paid for interest	$6,066	$5,629
Cash paid for taxes	809	856

See accompanying notes to these consolidated financial statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information are contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2007. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2007 included in Financial’s Annual Report on Form 10-K. Results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Financial’s critical accounting policy relates to the evaluation of the allowance for loan losses which is based on management’s opinion of an amount that is adequate to absorb loss in the existing portfolio of Bank of the James (the “Bank”), Financial’s wholly-owned subsidiary. The allowance for loan losses is established through a provision for loan loss based on available information including the composition of the loan portfolio, historical loan losses (to the extent available due to limited history), specific impaired loans, availability and quality of collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. Different assumptions used in evaluating the adequacy of the Bank’s allowance for loan losses could result in material changes in Financial’s financial condition and results of operations. The Bank’s policies with respect to the methodology for determining the allowance for loan losses involve a higher degree of complexity and require management to make subjective judgments that often require assumptions or estimates about uncertain matters. These critical policies and their assumptions are periodically reviewed with the Board of Directors.

Note 2 – Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3 – Earnings Per Share

For the quarters ended September 30, 2008 and 2007 basic earnings per share has been computed based upon the weighted average common shares outstanding of 2,809,726 and 2,813,136, respectively. For the nine months ended September 30, 2008 and 2007 basic earnings per share has been computed based upon the weighted average common shares outstanding of 2,809,163 and 2,806,062, respectively. All earnings per share amounts have been adjusted to reflect the 10% stock dividend paid by Financial in July 2008 as well as all prior stock dividends.

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of Financial are considered dilutive under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2008 and 2007.

	Three months ended September 30,		Year to date September 30,
	2008	2007	2008	2007
Net income (loss)	$(1,305,000)	$581,000	$(277,000)	$1,477,000

Weight average number of shares	2,809,726	2,813,136	2,809,163	2,806,062
Options affect of incremental shares	—	129,412	—	148,985

Weighted average diluted shares	2,809,726	2,942,547	2,809,163	2,955,047

Basic EPS (weighted avg shares)	$(0.46)	$0.21	$(0.10)	$0.53

Diluted EPS (Including Option Shares)	$(0.46)	$0.20	$(0.10)	$0.50

The incremental shares associated with option shares was not included in calculating the diluted earnings per share because the Company had a net loss for the three and nine months ended September 30, 2008 and consequently their effect was anti-dilutive.

Note 4 – Impairment of Securities

Our securities available-for sale included approximately $1,899,000 of preferred stock issued by the Federal National Mortgage Association (the “GSE”). The value of this stock decreased sharply in September soon after the announcement that the GSE was suspending dividend payments and being placed into conservatorship by the Federal Housing Finance Agency. As a result, we recorded a non-cash other-than-temporary impairment (“OTTI”) charge of $1,723,000 ($0.61 per share) during the quarter ended September 30, 2008 related to this investment. As of September 30, 2008, the book value of this investment was approximately $176,000.

Note 5 – Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Prior to January 1, 2006, no compensation expense was recognized by the Company for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant. The Company has not issued any restricted stock.

As a result of adopting SFAS 123R on January 1, 2006, the amount of stock-based compensation included within the non-interest expense category for the three and nine months ended September 30, 2008 is $0 and $3,000, respectively which had no impact on basic and diluted earnings per share for the same period.

Stock option plan activity for the nine months ended September 30, 2008 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value
Options outstanding, January 1, 2008	327,991	$8.58
Granted	—	n/a
Exercised	(2,494)	4.21
Forfeited	(9,076)	$11.02

Options outstanding, September 30, 2008	316,421	$8.58	4.87	$1,304,034
Options exercisable, September 30, 2008	316,421	$8.58	4.87	$1,304,034

As of September 30, 2008 there was no unrecognized compensation expense related to non-vested option awards, as all expense associated with all current outstanding awards has been realized.

Note 6 – Stock Dividend

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

On May 20, 2008, the Board of Directors of the Company declared a 10% stock dividend. The stock dividend was paid on July 22, 2008 to shareholders of record June 17, 2008. Following the stock dividend, the number of outstanding shares increased by approximately 256,000. The dividend required a reclassification of retained earnings effective May 20, 2008 in the amount of $4,064,000. Of this amount, $546,000 was reclassified as common stock and $3,518,000 was reclassified as additional paid-in-capital. The reclassification did not change total stockholders’ equity. All per share amounts have been retroactively adjusted to reflect this dividend.

Note 7 – Recent Accounting Pronouncements

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP FAS 157-2 delays the effective date of SFAS 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157. FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. Examples of items to which the deferral would and would not apply are listed in the FSP. The Company does not expect the implementation of FSP 157-2 to have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.

Note – 8 Fair Value Measurements

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Loans held for sale

Loans held for sale are required to be measured in a lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At September 30, 2008, the Company had no loans available for sale.

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

The allowance for loan losses is management’s estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and are reasonably estimable and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. See “Management Discussion and Analysis ‘Results of Operations – Allowance for Loan Losses and Loan Loss Reserve’” below for further discussion of the allowance for loan losses.

Recent Regulatory Developments

The following is a summary of recently enacted laws and regulations that could materially impact the Company’s results of operations or financial condition. This discussion is qualified in its entirety by reference to such laws and regulations and should be read in conjunction with “Supervision and Regulation of Financial” and “Supervision and Regulation of the Bank” discussions contained in “Item 1. Business” of the Company’s 2007 Form 10-K filed on March 26, 2008.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”) enacted by the U.S. Congress in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Department of Treasury (“U.S. Treasury”) has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The EESA also included a provision to increase the amount of deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) to $250,000.

On October 14, 2008, the U.S Treasury announced the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”). This program would make $250 billion of capital available to U.S. financial institutions from the $700 billion authorized by the EESA in the form of preferred stock investments by the U.S. Treasury under the following general terms:

•	the preferred stock issued to the U.S. Treasury (“Treasury Preferred Stock”) would pay 5% dividends for the first five years, and then 9% dividends thereafter;

•

in connection with the purchase of preferred stock, the U.S. Treasury will receive warrants entitling the U.S. Treasury to buy the participating institution’s common stock with a market price equal to 15% of the Treasury Preferred Stock;

•	the Treasury Preferred Stock may not be redeemed for a period of three years, except with proceeds from high-quality private capital;

•

the consent of the U.S. Treasury will be required to increase common dividends per share or any share repurchases, with limited exceptions, during the first three years, unless the Treasury Preferred Stock has been redeemed or transferred to third parties; and

•

participating companies must adopt the U.S Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds the equity issued under the TARP Capital Purchase Program.

Also on October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program – that provides unlimited deposit insurance on funds in non-interest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000, as well as a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a charge of 10 basis points per annum for the additional insured deposits and a charge of 75 basis points per annum for guaranteed senior unsecured debt.

Because both the TARP Capital Purchase Program and the Temporary Liquidity Guarantee Program were just recently announced, management’s evaluation of both programs and their potential impact on the Company’s future financial condition and results of operations remains ongoing. While no definitive decisions have been made yet with respect to the TARP Capital Purchase Program, management expects the Company to participate in the unlimited deposit insurance beyond the initial 30-day period and opt in to the coverage, which management expects will help attract and retain small business accounts and will insure the Bank’s current Fed Funds borrowings.

Overview

Financial is a bank holding company with its headquarters in Lynchburg, Virginia. Financial was incorporated at the direction of Bank of the James (the “Bank”) on October 3, 2003 to serve as a bank holding company of the Bank. Financial had no business until January 1, 2004 when it acquired the common stock of the Bank through a statutory share exchange on a one-for-one basis. In addition to the Bank, Financial wholly-owns BOTJ Investment Group, Inc. (“Investment Group”) through which we offer brokerage, fixed and variable annuity products, and related services to the public through a third party broker-dealer. The Bank also wholly-owns BOTJ Insurance, Inc. (“BOTJ Insurance”) through which we act as an agent for insurance and annuity products. The Bank and the Investment Group are our only subsidiaries and primary assets. Financial conducts its business through the following lines: community banking through the Bank, insurance agency services through the BOTJ Insurance, mortgage origination through the Mortgage Division of the Bank, and securities brokerage services through Investment Group.

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

Investment Group was incorporated under the laws of the Commonwealth of Virginia in 2006. In April 2006, Investment Group began providing securities brokerage services to Bank customers and others. Investment Group provides the services through an agreement with Community Bankers’ Securities, LLC (“CB Securities”), a registered broker-dealer. Under this agreement, CB Securities will operate service centers in one or more branches of the Bank. As of the date hereof, Investment Group’s only center is located in the Church Street office. All centers will be staffed by a dual employee of Investment Group and CB Securities. Investment Group receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. As of the date hereof, Investment Group has been conducting business for approximately two and one-half years and its financial impact on the consolidated financials of the Company has been mimimal. In addition, Investment Group has purchased 4.96% of CBS Holdings, LLC for $10,000. CBS Holdings is owned by approximately 11 financial institutions and currently has an option to purchase up to 10% of CB Securities.

BOTJ Insurance was incorporated under the laws of the Commonwealth of Virginia in 2008. In September 2008, BOTJ Insurance began offering its services to the public from space in the Main Street Branch.

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

On October 23, 2008, the Bank opened a branch bank location located at 1405 Ole Dominion Boulevard in the City of Bedford, Virginia, located off of Independence Boulevard (the “Bedford Branch”). The Bank currently serves its customers through the following eight full service offices: the main office located at 828 Main Street in Lynchburg (opened October 2004) (the “Main Street Office”), a branch located at 615 Church Street in Lynchburg (opened July 1999), a branch located at 5204 Fort Avenue in Lynchburg (opened November 2000), a branch located on South Amherst Highway in Amherst County (the “Madison Heights Branch”) (opened June 2002), a branch located at 17000 Forest Road in Forest (the “Forest Branch”) (opened February 2005); a branch located at 4935 Boonsboro Road, Suites C and D in Lynchburg (the “Boonsboro Branch”) (opened April 2006), a branch located at 164 South Main Street, Amherst, Virginia (the “Amherst Branch”) (opened January 2007), and the Bedford Branch. In addition, the Bank, through its mortgage division, originates residential mortgage loans through two offices—one located at the Forest Branch and the other located at 14662 Moneta Rd., Suite A in Moneta (opened July 2005).

The Bank continuously evaluates areas located within Region 2000 to identify additional viable branch locations. Based on this ongoing evaluation, the Bank may acquire one or more additional suitable sites.

Subject to regulatory approval, the Bank anticipates opening additional branches during the next two fiscal years. Although numerous factors could influence the Bank’s expansion plans, the following discussion provides a general overview of the additional branch locations that the Bank currently is planning:

•

Town of Altavista, Virginia. The Bank has purchased certain real property and improvements thereto located at 1110 Main Street in the Town of Altavista, Virginia. The Bank has determined that the building currently located on the property is not suitable for a branch bank and will be replaced. The Bank anticipates that it will begin constructing improvements for use as a permanent bank branch in the fourth quarter of

2008 with a goal of opening the branch by the end of the first quarter of 2009. The Bank received regulatory approval to operate a temporary location at 815 Main Street in Altavista, and anticipates opening the temporary branch in mid to late November, 2008.

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

September 30, 2008
(in thousands)
Commitments to extend credit	$46,922
Letters of Credit	3,384

Total	$50,306

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition and results of operations of Financial as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007. It should be read in conjunction with the financial statements included elsewhere herein and should be read in the context of the length of time for which the Bank has been operating.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

September 30, 2008 as Compared to December 31, 2007

Total assets were $320,131,000 on September 30, 2008 compared with $270,060,000 at December 31, 2007, an increase of 18.54%. The increase in total assets is due in part to an increase in loans, which were funded by increased deposits and Federal Home Loan Bank borrowings.

Total deposits grew from $228,723,000 for the year ended December 31, 2007 to $249,352,000 on September 30, 2008, an increase of 9.02%, driven in large part by increased deposits at the Amherst Branch, Boonsboro Branch, and Forest Branch. In addition, the Bank’s effort to increase non-FDIC insured sweep accounts (repurchase agreements) resulted in an increased balance in these accounts to $15,932,000 on September 30, 2008 from $10,542,000 on December 31, 2007.

To complement deposits in funding asset growth and due to the attractive rates on these funds, the Bank funded $21,000,000 of earning asset growth with short to medium term advances from the Federal Home Loan Bank of Atlanta (FHLBA).

Loans, net of unearned income and allowance, increased to $258,993,000 on September 30, 2008 from $224,022,000 on December 31, 2007, an increase of 15.61%. Total loans increased to $261,399,000 on September 30, 2008 from $226,167,000 on December 31, 2007. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	September 30, 2008		December 31, 2007		September 30, 2007
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$49,331	18.87%	$43,877	19.40%	$44,697	20.55%
Real estate construction	43,233	16.54%	36,296	16.05%	35,458	16.31%
Real estate mortgage	129,077	49.38%	114,278	50.53%	106,771	49.10%
Consumer	38,074	14.57%	31,613	13.98%	29,522	13.58%
Other	1,684	0.64%	103	0.05%	1,009	0.46%

Total loans	$261,399	100.00%	$226,167	100.00%	$217,457	100.00%

Total nonperforming assets, which consist of non-accrual loans and other real estate owned (“OREO”) increased to $3,444,000 on September 30, 2008 from $1,246,000 on December 31, 2007. Non-accrual loans increased to $3,257,000 on September 30, 2008 from $1,246,000 on December 31, 2007. Management has provided for the anticipated losses on these loans in the loan loss reserve and does not anticipate that they will have a material impact on the financial condition of the Bank. OREO represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. On December 31, 2007, the Bank had no OREO property. As of September 30, 2008, the Bank was carrying one OREO property on its books at a value of $187,000. Since the end of the third quarter, the Bank has sold this property and incurred no loss. As of the date of this filing, the Bank has no OREO property.

The following tables set forth information regarding impaired and non-accrual loans as of September 30, 2008 and December 31, 2007:

	Impaired & Non-Accrual Loans
	(dollars in thousands)
	September 30, 2008	December 31, 2007
Impaired loans without a valuation allowance	$7,464	$10,355
Impaired loans with a valuation allowance	7,983	4,503

Total impaired loans	$15,447	$14,858

Valuation allowance related to impaired loans	$1,556	$1,389
Total non-accrual loans	$3,257	$1,246
Total loans past due ninety days or more and still accruing	$—	$—

	Average Investment in Impaired Loans
	(dollars in thousands)
	Period Ended
	September 30, 2008	December 31, 2007
Average investment in impaired loans	$15,153	$13,891

Interest income recognized on impaired loans	$575	$988

Interest income recognized on a cash basis on impaired loans	$575	$988

No non-accrual loans were excluded from impaired loan disclosure under SFAS No. 114 at September 30, 2008 and December 31, 2007. If interest on these loans had been accrued, such income would have approximated $149,000 and $88,000, on September 30, 2008 and December 31, 2007, respectively. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the non-performing loan totals listed above.

Cash and cash equivalents increased to $12,605,000 on September 30, 2008 from $4,314,000 on December 31, 2007. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). This increase is due in part to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, both of which are subject to fluctuations, and will contribute to variations in cash and cash equivalents and the Bank does not consider this change to be material.

Securities held-to-maturity decreased to $5,994,000 on September 30, 2008 from $6,494,000 on December 31, 2007, which resulted from the call of securities prior to maturity. Securities available-for-sale increased to $29,882,000 on September 30, 2008 from $25,733,000 on December 31, 2007. During the nine months ended September 30, 2008 the Bank has received proceeds from maturities and/or calls of securities-available-for sale totaling $6,581,000 and has received proceeds from sale of securities available-for sale totaling $7,268,000. The Bank purchased $20,904,000 in securities available-for sale during the same period. The increase from December 31, 2007 in securities available-for-sale was primarily due to the investment of surplus funds in longer term, higher yielding securities. This increase was offset in part due to other than temporary impairment related to the Company’s investments in preferred stock of Federal National Mortgage Association, as discussed in more detail under “Results of Operations—Earnings Summary” below.

The following table summarizes the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of September 30, 2008 and December 31, 2007 (amounts in thousands):

	Amortized Costs	September 30, 2008 Gross Unrealized		Fair Value
		Gains	(Losses)
Held to Maturity
US Gov’t & Agency obligations	$5,994	$16	$(27)	$5,983

Available-for sale
US Gov’t & Agency obligations	$8,994	$—	$(122)	$8,872
Mortgage-backed securities	17,788	16	(304)	17,500
Municipals	718	1	(32)	687
Other	3,658	—	(835)	2,823

	$31,158	$17	$(1,293)	$29,882

	Amortized Costs	December 31, 2007 Gross Unrealized		Fair Value
		Gains	(Losses)
Held to Maturity
US Gov’t & Agency obligations	$6,494	$32	$(3)	$6,523

Available-for sale
US Gov’t & Agency obligations	$14,954	$—	$—	$15,083
Mortgage-backed securities	4,764	19	(49)	4,734
Municipals	2,547	1	(25)	2,523
Other	3,478	—	(85)	3,393

	$25,743	$149	$(159)	$25,733

The following table shows the gross unrealized losses and fair value of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the date indicated (amounts in thousands):

	Less than 12 months		More than 12 months		Total
September 30, 2008	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Description of securities
U.S. agency obligations	$11,988	$(150)	$—	$—	$11,988	$(150)
Mortgage-backed securities	15,245	(284)	808	(20)	16,053	(304)
Municipals	239	(32)	—	—	239	(32)
Other	2,994	(552)	488	(282)	3,482	(834)

Total temporarily impaired securities	$30,466	$(1,018)	$1,296	$(302)	$31,762	$(1,320)

	Less than 12 months		More than 12 months		Total
December 31, 2007	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Description of securities
U.S. agency obligations	$—	$—	$1,992	$(3)	$1,992	$(3)
Mortgage-backed securities	1,001	(18)	1,569	(31)	2,570	(49)
Municipals	1,684	(24)	497	(1)	2,181	(25)
Other	3,393	(85)	—	—	3,393	(85)

Total temporarily impaired securities	$6,078	$(127)	$4,058	$(35)	$10,136	$(162)

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

At September 30, 2008, the Company does not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. The Bank currently owns 24 securities that are being evaluated for other than temporary impairment. Eighteen of these securities are S&P rated AAA, one is S&P rated AA, and five are S&P rated A. Of these securities fifteen are obligations of government sponsored entities, one is a municipal bank-qualified issue, and four are issued by publicly traded United States corporations. The securities issued by publicly traded corporations are classified as “Other” in the tables set forth above.

Based on the analysis performed by management as mandated by the Bank’s investment policy, management believes the default risk to be minimal. Because the Bank has the ability to hold securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines currently are deemed to be other-than-temporary.

At September 30, 2008, Financial had liquid assets of approximately $42,487,000 in the form of cash and available-for-sale investments. Management believes that liquid assets were adequate at September 30, 2008. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, the Bank has the ability to purchase federal funds on the open market and borrow from the Federal Reserve Bank’s discount window, if necessary.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material negative impact on Financial’s short-term or long-term liquidity.

At September 30, 2008, the Bank had a leverage ratio of 7.80%, a Tier 1 risk-based capital ratio of 9.44% and a total risk-based capital ratio of 10.38%. As of September 30, 2008 and December 31, 2007 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Analysis of Capital (in 000’s)
Tier 1 Capital:
Common stock	$3,743	$3,743
Surplus	13,313	13,311
Retained earnings	7,208	6,981

Total Tier 1 capital	$24,264	$24,035

Tier 2 Capital:
Allowance for loan losses	2,406	2,145

Total Tier 2 Capital:	2,406	2,145

Total risk-based capital	$26,670	$26,180

Risk weighted assets	$256,947	$219,180

Average total assets	$311,157	$268,187

	Actual		Regulatory Benchmarks
	September 30, 2008	December 31, 2007	For Capital Adequacy Purposes	For Well Capitalized Purposes
Capital Ratios:
Tier 1 capital to average total assets ratio (leverage ratio)	7.80%	8.96%	4.00%	5.00%
Tier 1 risk based capital ratio	9.44%	10.97%	4.00%	6.00%
Total risk-based capital ratio	10.38%	11.94%	8.00%	10.00%

The above tables set forth the capital position and analysis for the Bank only. The capital ratios for the Company on a consolidated basis are comparable to the capital ratios of the Bank.

Results of Operations

Comparison of the Three and nine Months Ended September 30, 2008 and 2007

Earnings Summary

Financial had a net (loss) for the three and nine months ended September 30, 2008 of ($1,305,000) and ($277,000) respectively, compared to a net income of $581,000 and $1,477,000 for the comparable periods in 2007. Basic earnings (loss) per common share for the three and nine months ended September 30, 2008 were ($0.46) and ($0.10), respectively, compared with $0.21 and $0.53 for the same periods in 2007. Fully diluted earnings (loss) per common share for the three and nine months ended September 30, 2008 were ($0.46) and ($0.10) compared with $0.20 and $0.50 for the same periods in 2007. All earnings (loss) per share amounts have been adjusted to reflect the 10% stock dividend paid by Financial in July 2007 and the 10% stock dividend paid in July 2008 as well as all prior stock dividends.

The decline in net income for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 resulted primarily from a non-cash other-than-temporary impairment (“OTTI”) charge of $1,723,000 ($0.61 per share) related to the Company’s investments in preferred stock of Federal National Mortgage Association (the “GSE”). The value of this stock decreased sharply in September soon after the announcement that the GSE was suspending dividend payments and being placed into conservatorship by the Federal Housing Finance Agency. We previously disclosed this OTTI charge on Form 8-K filed on September 18, 2008.

Recent legislation (the Emergency Economic Stabilization Act), will enable the Company to realize a tax benefit on a percentage of the OTTI charge in the fourth quarter. The amount of the tax benefit will be approximately $585,000 which will lower the net charge from $1,723,000 to $1,138,000.

Exclusive of the OTTI charge, the Company would have had net income of $418,000, or $0.15 per basic share ($0.14 diluted), for the quarter ended September 30, 2008 and net income of $1,446,000, or $0.51 per basic share ($0.49 diluted), for the nine months ended September 30, 2008. Earnings were also reduced because of the decreased margins resulting from decreased interest rates on earning assets and an increase in the loan loss reserve.

These operating results represent an annualized (negative) return on stockholders’ equity of (20.93%) and (1.50%) for the three and nine months ended September 30, 2008, respectively, compared with an annualized return of 10.1% and 8.75% for the same periods in 2007. The Company had an annualized (negative) return on average assets for the three and nine months ended September 30, 2008 of (1.67%) and (0.13%), respectively, compared with an annualized return of 0.91% and 0.81% for the same periods in 2007. The negative returns for the three and nine months ended September 30, 2008 were a direct result of the negative earnings created by the OTTI charge discussed above.

Interest Income, Interest Expense, and Net Interest Income

Interest income increased to $4,724,000 and $13,901,000 for the three and nine months ended September 30, 2008 from $4,581,000 and $12,972,000 for the same periods in 2007, an increase of 3.12% and 7.16% respectively. These increases were due to an increase in interest earning assets, including loans and investment securities.

Interest expense decreased to $2,027,000 from $2,049,000 for the three months ended September 30, 2008 from the same period in 2007, a decrease of 1.07%. Interest expense increased to $6,010,000 for the nine months ended September 30, 2008 from $5,733,000 for the same period in 2007, an increase of 4.83%. The decrease for the three months ended September 30, 2008 was primarily attributable to the repricing of certificates of deposit at lower rates. This was partially offset by an overall increase in the balance of interest bearing liabilities. The increase for the nine months ended September 30, 2008 as compared to the same period last year was caused primarily by the increase in the balance of interest bearing liabilities, including the recently-introduced “2010 Savings Account” that will pay customers a minimum annual percentage yield of 3.00% through February 2010.

The fundamental source of the Bank’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and nine months ended September 30, 2008 was $2,697,000 and $7,891,000, respectively compared with $2,532,000 and $7,239,000 for the same periods in 2007. The net interest margin decreased to 3.63% and 3.79% for the three and nine months ended September 30, 2008, respectively, from 4.16% and 4.20% in the same periods a year ago. The growth in net interest income for the three and nine months ended September 30, 2008 as compared with the comparable three and nine months in 2007 was due to the increase in average interest-earning assets, which was the result of growth in the loan portfolio funded by the growth in deposits. The Bank increased the rates that it pays on deposit accounts in response to competition and this contributed to the decrease in the net interest margin.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I on page 23.

Non-Interest Income

Non-interest income (loss), which is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency, decreased to ($1,117,000) and $423,000 for the three and nine months ended September 30, 2008 from $654,000 and $1,985,000 for the comparable periods in 2007. $1,723,000 of this decrease was due to the OTTI charge discussed under “Earnings Summary” above.

Exclusive of the OTTI charge, non-interest income decreased 7.34% to $606,000 for the three months ended September 30, 2008 from $654,000 for the comparable period in 2007. Exclusive of the OTTI charge, non-interest income increased 8.11% to $2,146,000 for the nine months ended September 30, 2008 from $1,985,000 for the same period in 2007. This decrease for the three months ended September 30, 2008 as compared to the same period last year was due primarily to a decrease in the amount and volume of mortgages originated through the Mortgage Division. This increase for the nine months ended September 30, 2008 from the same period in 2007 was due in large part to an increase in commissions earned by Investment Group as well as an increase in the amount and volume of mortgages originated by the Mortgage Division.

The Bank, through the Mortgage Division, originates both conforming and non-conforming consumer residential mortgage loans in the Region 2000 area. As part of the Bank’s overall risk management strategy, all of the loans originated and closed by the Mortgage Division are presold to major national mortgage banking or financial institutions. The Mortgage Division assumes no credit or interest rate risk on these mortgages. In July, 2005, the Mortgage Division opened its second mortgage origination office. This office is located in Moneta and was opened to serve the Smith Mountain Lake market. The Bank anticipates that this office will contribute additional non-interest income during 2008.

We anticipate that Investment Group and the Mortgage Division will continue to contribute additional non-interest income in the remainder of 2008.

In September, 2008, the Company began operating BOTJ Insurance, Inc. (“BOTJ Insurance”), a wholly-owned subsidiary of the Bank. Management does not expect BOTJ Insurance to have a material impact on non-interest income in the foreseeable future.

Non-Interest Expense

Non-interest expense for the three and nine months ended September 30, 2008 increased to $2,454,000 and $7,405,000 from $2,246,000 and $6,679,000 for the comparable periods in 2007. These 9.26% and 10.87% increases in non-interest expense from the prior comparable periods can be attributed to increased occupancy expenses, along with an increase in personnel expense. Total personnel expense increased to $1,261,000 and $3,830,000 for the three and nine month periods ended September 30, 2008, from $1,160,000 and $3,551,000 for the comparable periods in 2007. Compensation for some employees of the Mortgage Division and Investment Group is commission-based and therefore subject to fluctuation. The Bank also had increases in depreciation expense, data processing fees, and other operating expenses, all of which are related to the growth of the Bank.

Allowance for Loan Losses

The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. Based on the application of the loan loss calculation, the Bank provided $218,000 and $473,000 to the allowance for loan loss for the three and nine months ended September 30, 2008 compared to provisions of $59,000 and $304,000 for the comparable periods in 2007. Management believes that the current allowance for loan loss of $2,406,000 (or 0.92% of total loans) at September 30, 2008 is adequate.

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended September 30, (in thousands)		Nine months ended September 30, (in thousands)
	2008	2007	2008	2007
Balance, beginning of period	$2,275	$2,176	$2,146	$2,091
Provision for loan losses	218	59	473	304
Loans charged off	(97)	(88)	(246)	(262)
Recoveries of loans charged off	10	23	33	37

Balance, end of period	$2,406	$2,170	$2,406	$2,170

Income Taxes

For the three and nine months ended September 30, 2008, Financial had an income tax expense of $213,000 and $713,000, respectively. Based on its 2007 income tax liability, Financial made an income tax payment of $256,000 during the quarter ended September 30, 2008.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Three Months Ended September 30, 2008 and 2007

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended September 30, 2008 and 2007

	2008			2007
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS

Loans, including fees	$253,031	$4,183	6.56%	$211,725	$4,210	7.89%
Federal funds sold	58	—	0.00%	2,241	28	4.96%
Securities	39,776	530	5.29%	26,470	337	5.05%
Federal agency equities	1,943	11	2.25%	785	6	3.03%
CBB equity	56	—	—	56	—	—

Total earning assets	294,864	4,724	6.36%	241,277	4,581	7.53%

Allowance for loan losses	(2,278)			(2,177)
Non-earning assets	17,985			14,924

Total assets	$310,571			$254,024

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	$35,667	$136	1.51%	$42,869	$294	2.72%
Savings	54,694	375	2.72%	11,894	49	1.63%
Time deposits	118,292	1,237	4.15%	130,543	1,616	4.91%

Total interest bearing deposits	208,653	1,748	3.32%	185,306	1,959	4.19%

Other borrowed funds
Fed funds purchased	3,722	25	2.66%	286	3	4.16%
Repurchase agreements	16,401	104	2.52%	11,416	87	3.02%
Other borrowings	21,000	150	2.83%	—	—	—

Total interest-bearing liabilities	249,776	2,027	3.22%	197,008	2,049	4.13%

Non-interest bearing deposits	35,627			33,627
Other liabilities	616			566

Total liabilities	286,019			231,201

Stockholders’ equity	24,552			22,823

Total liabilities and Stockholders equity	$310,571			$254,024

Net interest earnings		$2,697			$2,532

Net interest margin			3.63%			4.16%

Interest spread			3.14%			3.41%

Net Interest Margin Analysis

Average Balance Sheets

For the Nine months Ended September 30, 2008 and 2007

Net Interest Margin Analysis

Average Balance Sheets

For the Nine Months Ended September 30, 2008 and 2007

	2008			2007
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS

Loans, including fees	$240,430	$12,408	6.90%	$202,901	$11,946	7.87%
Federal funds sold	965	18	2.49%	1,083	42	5.19%
Securities	35,113	1,419	5.40%	25,692	954	4.96%
Federal agency equities	1,674	56	4.47%	770	30	5.21%
CBB equity	56	—	—	56	—	—

Total earning assets	278,238	13,901	6.68%	230,502	12,972	7.52%

Allowance for loan losses	(2,243)			(2,164)
Non-earning assets	16,592			14,685

Total assets	$292,587			$243,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$39,793	$486	1.63%	$42,224	$866	2.74%
Savings	33,187	613	2.47%	13,117	164	1.67%
Time deposits	127,663	4,249	4.45%	121,032	4,400	4.86%

Total interest bearing deposits	200,643	5,348	3.56%	176,373	5,430	4.12%
Other borrowed funds
Fed funds purchased	2,846	74	3.48%	1,964	86	5.85%
Repurchase agreements	13,521	253	2.50%	9,513	217	3.05%
Other borrowings	15,868	335	2.82%	—	—	—

Total interest-bearing liabilities	232,878	6,010	3.45%	187,850	5,733	4.08%

Non-interest bearing deposits	34,542			32,710
Other liabilities	673			603

Total liabilities	268,093			221,163

Stockholders’ equity	24,494			21,860

Total liabilities and Stockholders equity	$292,587			$243,023

Net interest earnings		$7,891			$7,239

Net interest margin			3.79%			4.20%

Interest spread			3.23%			3.44%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.	Controls and Procedures

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

There have been no significant changes during the quarter ended September 30, 2008, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Stock Repurchases

On October 1, 2007 the Board of Directors of Financial authorized a stock repurchase program which allows for the repurchase of up to 27,500 (split adjusted) shares of its common stock. The shares reported in the table as shares that may be repurchased under the plan represent shares eligible through the term of the plan. The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with SEC Rule 10b-18. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason. The following table lists shares repurchased during the quarter ended September 30, 2008 and the maximum amount available to repurchase under the repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Month # 1 July 1 through July 31, 2008	0	0	6,616	20,884
Month # 2 August 1 through August 31, 2008	0	0	6,616	20,884
Month # 3 September 1 September 30, 2008	0	0	6,616	20,884

Total	0	0	6,616	20,884

All share totals reflect the 10% stock dividend declared on May 20, 2008 and paid on July 22, 2008 to shareholders of record on June 17, 2008.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following are filed as Exhibits to this Form 10-Q:

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2008

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2008

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 10, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: November 10, 2008	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President
(Principal Executive Officer)

Date: November 10, 2008	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2008

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2008

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 10, 2008