Form 10-K
period 2008-12-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2009-03-26
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate value of the voting common equity held by nonaffiliates as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $34,027,000 based on the price at which the common stock last sold on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $2.14 par value as of March 19, 2009 was approximately 2,810,255.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2009 Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 19,

2009, are incorporated by reference into Part III of this Form 10-K

PART I

Item 1.	Business

Overview and History

Bank of the James Financial Group, Inc. (“Financial”) is a bank holding company with its headquarters in Lynchburg, Virginia. Financial was incorporated at the direction of Bank of the James (the “Bank”) on October 3, 2003 to serve as a bank holding company of the Bank. Financial acquired all of the shares of the Bank in a statutory share exchange on a one-for-one basis on January 1, 2004. In addition to the Bank, Financial wholly-owns BOTJ Investment Group, Inc. (“Investment Group”) through which we offer brokerage, fixed and variable annuity products, and related services to the public through a third party broker-dealer. The Bank also wholly-owns BOTJ Insurance, Inc. (“BOTJ Insurance”) through which we act as an agent for insurance and annuity products. The Bank, BOTJ Insurance, and the Investment Group are our only subsidiaries and primary assets. Financial conducts its business through the following lines: community banking through the Bank, insurance agency services through the BOTJ Insurance, mortgage origination through the Mortgage Division of the Bank, and securities brokerage services through Investment Group.

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

Financial is also subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including the filing with the Securities and Exchange Commission (the “SEC”) of annual, quarterly and other reports on the financial condition and performance of the organization. As a reporting company under the Exchange Act, Financial is directly affected by the Sarbanes-Oxley Act of 2002 (the “SOx”), which is aimed at improving corporate governance and reporting procedures and requires expanded disclosure of Financial’s corporate operations and internal controls. Financial intends to be in compliance with any applicable rules and regulations as they become effective. Management anticipates that compliance with SOx will be costly. The new legislation and its implementing regulations will potentially lead to an increase in certain outside professional costs.

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

Recent Regulatory Developments. The following is a summary of recently enacted laws and regulations that could materially impact the Company’s results of operations or financial condition.

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

On October 14, 2008, the U.S Treasury announced the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”). This program would made $250 billion of capital available to U.S. financial institutions from the $700 billion authorized by the EESA in the form of preferred stock investments by the U.S. Treasury under the following general terms:

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

Although Financial received preliminary approval from the U.S. Treasury to participate in the TARP Capital Purchase Program, Financial decided not to participate in the program.

Also on October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program – that provides unlimited deposit insurance on funds in non-interest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000, as well as a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies. All eligible institutions were covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a charge of 10 basis points per annum for the additional insured deposits and a charge of 75 basis points per annum for guaranteed senior unsecured debt. The Bank is participating in the Temporary Liquidity Guarantee program and as a result is able to offer its customers unlimited deposit insurance on its non-interest bearing accounts.

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

General. The Bank is under the supervision of, and subject to regulation and examination by, the Federal Reserve Board and the State Corporation Commission of Virginia Bureau of Financial Institutions (the “Commission”). As such, the Bank is subject to various statutes and regulations administered by these agencies that govern, among other things, required reserves, investments, loans, lending limits, acquisitions of fixed assets, interest rates payable on deposits, transactions among affiliates and the Bank, the payment of dividends, mergers and consolidations, and establishment of branch offices.

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

The minimum requirement for the ratio of total capital to risk-weighted assets (including certain off-balance sheet obligations, such as stand-by letters of credit) for a bank to be “adequately capitalized” is 8.0%. At least half of the risk-based capital must consist of stockholders’ equity (including retained earnings) and qualifying noncumulative preferred stock, less deductions for goodwill and various other intangibles (“Tier 1 capital”). The remainder (“Tier 2 capital”) generally consists of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general valuation allowance for loan losses. No element of Tier 1 or Tier 2 capital may contain covenants, terms, or restrictions that are inconsistent with sound banking practices. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.” The total risk-based capital ratio of the Bank as of December 31, 2008 and December 31, 2007 was 10.03% and 11.94, respectively, exceeding the minimums required.

The Federal Reserve Board also has adopted regulations that supplement the risk-based guidelines to include a minimum leverage ratio of Tier 1 capital to quarterly average assets (“Leverage ratio”) of 3.0%. The Federal Reserve Board has emphasized that the foregoing standards are supervisory minimums and that a banking organization will be permitted to maintain such minimum levels of capital only if it receives the highest rating under the regulatory rating system and the banking organization is not experiencing or anticipating significant growth. Such banks are expected to maintain capital ratios well above minimum levels. All other banking organizations are required to maintain a Leverage ratio of at least 4.0% to 5.0% of Tier 1 capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The tangible Tier 1 Leverage ratio is the ratio of a banking organization’s Tier 1 capital, less deductions for intangibles otherwise includable in Tier 1 capital to total tangible assets. The Leverage ratio of the Bank as of December 31, 2008 and December 21, 2007 was 7.48% and 8.96%, respectively, exceeding the minimums required.

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

Banking Products and Services

The Bank currently conducts business from eight full-service offices and one limited services office. Four of the full-service offices are located in Lynchburg, Virginia, one full-service location is located in Madison Heights, Virginia, one is located in the Town of Amherst, Virginia and one is located in Forest, Virginia. The Bank operates a limited service office in a temporary location in the Town of Altavista, Virginia. The Bank anticipates relocating this office to a permanent, full service office in the third quarter of 2009. The Bank established a mortgage loan origination division that conducts business under the name “Bank of the James Mortgage, a Division of Bank of the James.” The mortgage division conducts business primarily from the division’s main office located in the Forest branch of the Bank and an office located in Moneta, Virginia. For a more detailed description of these facilities, see “Item 2. Properties” below.

Deposit Services. Deposits are a major source of our funding. The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations including checking accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank’s market area at rates competitive to those offered in the area. In addition, the Bank offers its customers Individual Retirement Accounts (IRAs). All deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount allowed by law (generally, $250,000 per depositor, subject to aggregation rules). The Bank solicits such accounts from individuals, businesses, associations and organizations, and governmental authorities.

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

Other Services. Other services offered by the Bank include safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, automatic drafts for various accounts, and credit card merchant services. The Bank also has become associated with a shared network of automated teller machines (ATMs) that may be used by Bank customers throughout Virginia, the United States, and internationally.

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

Insurance Services

We provide insurance and annuity products through BOTJ Insurance as an agent for national insurance companies. As of the date hereof, we offer the following insurance products: credit life, life insurance, fixed annuities, and disability insurance. We began providing these services in September 2008. Given the relatively short operating history of BOTJ Insurance, to date the results of BOTJ Insurance have not had a material impact on our financial performance.

Employees

As of March 14, 2009, we had approximately 118 full-time and 2 part time employees. None of our employees are represented by any collective bargaining agreements, and relations with employees are considered excellent. We maintain employee benefit programs that include health insurance, a flexible spending account, and a 401(k) plan.

Item 1A.	Risk Factors

In addition to other information set forth in this report, the following factors should be considered carefully in evaluating our business.

Risks Related to Our Business

The Company’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally. Since December 2007, the United States economy has been in a recession. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are experiencing difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased.

Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes which resulted in a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to put pressure on rating agencies to lower credit ratings, and to increase the cost and decrease the availability of credit and liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008, the U.S. government, the Federal Reserve, the Treasury and other regulators took numerous steps to increase liquidity and to restore investor confidence, including investing approximately $350 billion in the equity of other banking organizations, but asset value in most categories have continued to decline and access to liquidity continues to be more limited.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates (the Region 2000 area of Virginia) and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.

Overall, during 2008, households and business in the United States have been adversely effected by the deteriorating business environment. Although the business environment in Virginia generally has declined, the impact has been less severe in Region 2000 than in many other areas in Virginia and in the United States. It is expected that the business growth in Region 2000 may be limited for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

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

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2008, approximately 83% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

If we fail to retain our key employees, our growth and profitability could be adversely affected. Our success is, and is expected to remain, highly dependent on our executive management team, consisting of Robert R. Chapman III, J. Todd Scruggs, and Harry P. Umberger. This is particularly true because, as a community bank, we depend on our management team’s ties to the community to generate business for us. Our growth will continue to place significant demands on our management, and the loss of any such person’s services may have an adverse effect upon our growth and profitability.

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

Current Locations and Property

As of December 31, 2008 the Bank conducted its banking business from nine locations, its mortgage origination services business primarily from two locations, and its investment services business primarily from one location.

Depending on such factors as cost, availability, and location, we may either lease or purchase our facilities. The existing facilities that we have purchased typically have been former branches of other financial institutions. We own 5 of our locations and lease 5 of our locations. The following table describes the location and general character of our facilities:

Address	Type of Facility	Year Opened	Owned/Leased
5204 Fort Avenue Lynchburg, Virginia	Full service branch with drive thru and ATM	2000	Owned

4698 South Amherst Highway Madison Heights, Virginia	Full service branch with drive thru and ATM	2002	Owned

17000 Forest Road Forest, Virginia	Full service branch with drive thru and ATM Headquarters for Mortgage Division	2005	Owned

164 South Main Street Amherst, Virginia	Full service branch with drive thru and ATM	2007	Owned

1405 Ole Dominion Blvd. Bedford, Virginia	Full service branch with drive thru and ATM	2008	Owned

828 Main Street Lynchburg, Virginia	Corporate Headquarters; Full service branch with ATM	2004	Leased (1)

615 Church Street Lynchburg, Virginia	Full service branch with drive thru and ATM Headquarters for Investment Group	1999	Leased (2)

4935 Boonsboro Road, Suites C and D Lynchburg, Virginia	Full service branch with drive thru and ATM	2006	Leased (3)

14662 Moneta Road, Suite A Moneta, Virginia	Mortgage Banking Office	2005	Leased (4)

815 Main St Altavista, Virginia	Temporary limited service branch with no ATM or drive thru.	2008	Leased (5)

(1)	Base lease expires July 31, 2014. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.
(2)	Base lease expires August 31, 2009. The Company intends to enter into a new lease agreement for this property.
(3)	Base lease expires December 31, 2010. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.
(4)	Base lease expires September 30, 2009. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.
(5)	The Bank is operating a temporary branch in the Town of Altavista, Virginia pursuant to a month-to-month lease, renewable at the Bank’s sole option through August 31, 2009. The Bank has purchased certain real property and improvements thereto located at 1110 Main Street in the Town of Altavista, Virginia. The Bank presently is constructing a permanent bank branch at this location and anticipates that the branch will open in the third quarter of 2009.

We believe that each of these operating facilities are maintained in good operating condition and are suitable for our operational needs.

In addition, the Bank may evaluate the feasibility of entering into sale/leaseback agreements for certain branches.

Interest in Additional Properties

As discussed in “Management’s Discussion and Analysis—Expansion Plans” in addition to the facilities set forth above, the Bank owns real property and improvements thereto located in the Timberlake Road area of Campbell County (Lynchburg), Virginia. We anticipate using this property for future expansion. The Timberlake property is not suitable for its intended use as a branch bank. Management anticipates that it will be necessary to raze the current structures and replace it with appropriate new construction.

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

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to vote to the security holders of Financial during the quarter ended December  31, 2008.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Prices and Dividends

The Common Stock of Financial is quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol “BOJF (“BOJF.OB” on some systems). The volume of trading of shares of Common Stock has not been extensive. Prior to January 2, 2004, the common stock of the Bank was traded on the OTCBB under the symbol BOTJ. The following table sets forth the quarterly high and low bid prices for each quarter in fiscal 2008 and 2007 for Financial and was obtained from the OTC Bulletin Board (www.otcbb.com — “Trading Activity Reports”).

	Market Prices and Dividends (1)
	Sales Price ($)
	High	Low	Dividends ($)
Fiscal 2008
Fourth Quarter	12.25	7.15	0.00
Third Quarter	14.50	9.00	0.00
Second Quarter	18.50	11.50	0.00
First Quarter	15.00	11.05	0.00

Fiscal 2007
Fourth Quarter	19.00	17.51	0.00
Third Quarter	20.75	16.50	0.00
Second Quarter	18.10	14.04	0.00
First Quarter	15.65	12.05	0.00

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 19, 2009 (the most recent date available), the Common Stock traded for $8.50 per share. As of March 19, 2009, there were approximately 2,810,255 shares of Common Stock outstanding, which shares are held by approximately 2,985 shareholders of record. Neither Financial nor the Bank prior to the formation of Financial has declared or paid a cash dividend on its Common Stock.

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

The Bank generated start-up losses in its beginning years; as such the organization had negative retained earnings and was not able to pay cash dividends until recently. Although Financial’s retained earnings are now positive, cash dividends are not planned at this time. Financial intends to follow a policy of keeping retained earnings, if any, for the purpose of increasing net worth and reserves of the Bank during its initial years of operation in order to promote the Bank’s growth and ability to compete in its market area. As a result, Financial does not anticipate paying a cash dividend on its Common Stock in 2009.

Stock Repurchases

On October 1, 2007 the Board of Directors of Financial authorized a stock repurchase program which calls for the repurchase of up to 25,000 shares of its common stock on or before September 30, 2008. The Plan expired on September 30, 2008 and as a result no shares were repurchased during the quarter ended December 31, 2008.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information concerning Financial’s equity compensation plans at December 31, 2008. All figures have been adjusted to reflect the 10% stock dividend declared on May 20, 2008 and paid on July 22, 2008 as well as all prior stock dividends declared by Financial. All outstanding stock options have been issued under plans approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)
Equity compensation plans approved by shareholders - 1999 Stock Option Plan of Bank of the James Financial Group, Inc.	318,021	$8.61	21,180

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	318,021	8.61	21,180

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

The following discussion is intended to assist readers in understanding and evaluating our financial condition and results of operations. You should read this discussion in conjunction with our financial statements and accompanying notes included elsewhere in this report. Because Bank of the James Financial Group, Inc. (“Financial”) has no material operations and conducts no business other than the ownership of its two subsidiaries, Bank of the James and BOTJ Investment Group, Inc., the discussion primarily concerns the business of these two subsidiaries. However, for ease of reading and because our financial statements are presented on a consolidated basis, references to “we,” “us,” or “our” refer to Financial, Bank of the James, and BOTJ Investment Group, Inc. as appropriate. The comparison of operating results for Financial between the years ended December 31, 2008 and 2007 should be read in the context of both the size and the relatively short operating history of the Bank.

Overview

Financial is a bank holding company headquartered in Lynchburg, Virginia. We conduct our primary operations through two wholly-owned subsidiaries, Bank of the James (which we refer to as the “Bank”) and BOTJ Investment Group, Inc. (which we refer to as the “Investment Group”) as well as a subsidiary of the Bank, BOTJ Insurance, Inc. (which we refer to as “BOTJ Insurance.”)

The Bank is a Virginia banking corporation headquartered in Lynchburg, Virginia. The Bank was incorporated under the laws of the Commonwealth of Virginia as a state chartered bank in 1998 and began banking operations in July 1999. Investment Group was incorporated under the laws of the Commonwealth of Virginia in 2006 and began providing securities brokerage services to the public in April 2006. It conducts its business primarily from one office located in the City of Lynchburg. BOTJ Insurance was incorporated under the laws of the Commonwealth of Virginia in 2008 and began offering insurance and annuity products to the public in September 2008.

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

For the year ended December 31, 2008, net income was $224,000, a decrease of $1,860,000 from $2,084,000 for year ended December 31, 2007. The decrease in earnings resulted in large part from a loss realized on the sale of preferred stock of Federal National Mortgage Association in the amount $1,210,000 (net of tax benefit realized on the sale). For the year ended December 31, 2008, net income per share decreased to $0.08 per basic share ($0.08 diluted) from $0.74 per basic share ($0.71 diluted) for the year ended December 31, 2007.

Net interest income increased in large part as a result of the growth in average interest-earning assets, specifically loans. The increase is attributable to fees derived from increased mortgage origination volume, revenue from the Bank’s investment in a title insurance company, as well as commissions on investments offered through Investment Group. Non-interest expense increased in 2008 as compared to 2007 because of increases in personnel expense, outside expense, and other operating expenses resulting from the growth of the Bank’s branch network.

Total assets as of December 31, 2008 were $328,605,000 compared to $270,060,000 at the end of 2007, an increase of $58,545,000 or 21.7%. Loans, net of unearned income and loan loss provision, increased from $224,022,000 as of December 31, 2007 to $274,890,000 as of the end of December 31, 2008, an increase of 22.7%. Management expects that the current level of equity capital will allow the Bank, among other things, to continue to grow its loan portfolio.

Financial experienced net interest margin compression during 2008 as a result of increased competition for deposits and price sensitive deposit customers. The combination of these factors created a shift in the funding mix and an decrease in the net interest margin. The net interest margin decreased 47 basis points to 3.71% for 2008, compared to 4.18% for 2007. For the fourth quarter of 2008, the net interest margin was 3.48%. Management expects the net interest margin to remain under pressure during the first and second quarters of 2009 because of the rates we currently are paying on deposits and because the limited amount of prime borrowers (for which financial institutions are competing) are able to demand low rates on their loans from the Bank. However, the ability to attract lower cost funds, including non interest-bearing deposits, and the shape of the yield curve will have a significant impact on future increases or decreases in net interest income.

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

Stock Dividends

On May 20, 2008, Financial declared a 10% stock dividend, which was paid on July, 22, 2008 to shareholders of record on June 17, 2008. On May 15, 2007, Financial declared a 10% stock dividend, which was paid on July 24, 2007 to shareholders of record on June 19, 2007. Except as otherwise described in this report, all share amounts and dollar amounts per share in this report with regard to the common stock have been adjusted to reflect these and all prior stock dividends.

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

Results of Operations

Year ended December 31, 2008 compared to year ended December 31, 2007

Net Income

The net income for Financial for the year ended December 31, 2008 was $224,000 or $0.08 per basic and diluted share compared with net income of $2,084,000 or $074 per basic and $0.71 per diluted share for the year ended December 31, 2007. Note 10 of the Audited Financial Statements provides additional information with respect to the calculation of Financial’s earnings per share.

The decrease of $1,860,000 in 2008 net income compared to 2007 net income was due in large part to a loss on the sale of preferred stock of Federal National Mortgage Association (the “GSE”) in the amount

$1,833,000 ($0.65 per share). The value of this stock decreased sharply in September 2008 after the announcement that the GSE was suspending dividend payments and was being placed into conservatorship of the Federal Housing Finance Agency. On December 29, 2008, the Bank sold its preferred stock and realized this loss. A provision of the Emergency Economic Stabilization Act enabled the Company to realize a tax benefit of approximately $623,000. This economic benefit had the result of lowering the total charge taken on the preferred stock to $1,210,000.

Exclusive of the loss realized loss on the sale the GSE preferred stock the Company would have had net income of approximately $1,434,000, or $0.51 per basic share ($0.49 diluted) for the year ended December 31, 2008.

Our earnings benefited from the following factors: i) additional interest earned as a result of an increase in the size of the loan portfolio, Financial’s primary method of investment; and ii) a slight increase in non-interest income, exclusive of the realized loss on the sale of the GSE preferred stock. In addition, our earnings were negatively impacted by i) a decrease in net interest margin, ii) an increase in personnel expenses and occupancy expenses related to our expansion as well as an increase in outside expenses.

Our loan loss provision was $1,355,000 for the year ended December 31, 2008 as compared with a loan loss provision of $451,000 for the year ended December 31, 2007. This increase resulted from application of the Bank’s impairment review, as required by SFAS 114, and an analysis of historical loss percentages, as required by SFAS 5, both of which are discussed in more detail below, performed in accordance with FFIEC Policy Statement discussed under “Critical Accounting Policies,” above. Although as of December 31, 2008 the Bank had non-performing assets, inclusive of other real estate owned, in excess of $3,940,000, management believes that the allowance for loan losses was adequate.

These operating results represent a return on average shareholders’ equity of 0.93% for the year ended December 31, 2008 compared to 9.10% for the year ended December 31, 2007. Return on average assets for the year ended December 31, 2008 was 0.07% compared to 0.84% in 2007.

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

Net interest income for 2008 increased $696,000 to $10,576,000 or 7.04% from net interest income of $9,880,000 in 2007. The growth in net interest income was due to an increase in average interest-earning assets which was the result of growth in the loan portfolio funded by the growth in deposits. The net interest margin decreased to 3.71% in 2008 from 4.18% in 2007. The average rate on earning assets decreased 97 basis points from 7.49% in 2007 to 6.52% in 2008 and the average rate on interest-bearing liabilities decreased from 4.06% in 2007 to 3.33% in 2008. Although management cannot predict with certainty future interest rate decisions by the FOMC, management believes that the rates being offered on both loans and deposits can be adjusted to maintain an acceptable spread between the average rate the Bank receives on assets and the average rate that the Bank pays on liabilities.

Interest income increased to $18,594,000 for the year ended December 31, 2008 from $17,715,000 for the year ended December 31, 2007. This increase was due to an increase in the amount of interest earning assets, including loans and investment securities.

Interest expense increased to $8,018,000 for the year ended December 31, 2008 from $7,835,000 for the year ended December 31, 2007. This increase in interest expense was primarily due to both an increase in the aggregate balance in interest bearing deposit accounts and an increase in interest rates paid in response to competition for deposits in our market area. In addition, interest expense increased in part because of a growth in certificates of deposit, which paid increased interest rates in response to competition. The Bank expects its interest expense to begin to decrease slightly throughout the first and second quarters of 2009 as maturing certificates of deposit renew and reprice at lower rates.

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

Net Interest Margin Analysis

Average Balance Sheets

For the Twelve Months Ended December 31, 2008 and 2007

(dollars in thousands)

	2008			2007
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS

Loans, including fees	$248,193	$16,656	6.71%	$207,772	$16,259	7.83%
Federal funds sold	763	19	2.49%	973	49	5.04%
Securities	34,508	1,846	5.35%	27,015	1,357	5.02%
Federal agency equities	1,742	73	4.19%	810	50	6.17%
CBB equity	68	—	0.00%	56	—	0.00%

Total earning assets	285,274	18,594	6.52%	236,626	17,715	7.49%

Allowance for loan losses	(2,348)			(2,162)
Non-earning assets	17,649			14,901

Total assets	$300,575			$249,365

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	$39,256	$636	1.62%	$42,964	$1,123	2.61%
Savings	43,886	1,143	2.60%	12,572	193	1.54%
Time deposits	122,684	5,304	4.32%	124,886	6,083	4.87%

Total interest bearing deposits	205,826	7,083	3.44%	180,422	7,399	4.10%

Other borrowed funds
Fed funds purchased	3,596	99	2.75%	2,035	114	5.60%
Repurchase agreements	13,925	359	2.58%	10,737	322	3.00%
Other borrowings	17,158	477	2.78%	—	—	0.00%
Total interest-bearing liabilities	240,505	8,018	3.33%	193,194	7,835	4.06%

Non-interest bearing deposits	35,235			33,237
Other liabilities	646			631

Total liabilities	276,386			227,062

Stockholders’ equity	24,189			22,303

Total liabilities and Stockholders equity	$300,575			$249,365

Net interest earnings		$10,576			$9,880

Net interest margin			3.71%			4.18%

Interest spread			3.19%			3.43%

	Volume and Rate (in thousands) Years Ending December 31,
	2008			2007
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense
Loans	$1,500	$(1,103)	$397	$3,111	$(132)	$2,979
Federal funds sold	(9)	(21)	(30)	(65)	1	(64)
Securities	395	94	489	61	56	117
Federal agency equities	31	(9)	23	5	(2)	3

Total earning assets	1,917	(1,039)	879	3,112	(77)	3,035

Liabilities:
Demand interest bearing	(90)	(397)	(487)	293	16	309
Savings	744	206	950	(161)	(66)	(227)
Time deposits	(105)	(674)	(779)	1,068	791	1,859
Fed funds purchased	(45)	30	(15)	74	1	75
FHLB borrowings	477	—	477	—	—	—
Repurchase agreements	62	(34)	37	85	50	135

Total interest-bearing liabilities	$1,053	$(870)	$183	$1,359	$792	$2,151

Change in net interest income	$864	$(169)	$696	$1,753	$(869)	$884

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

Effective April 4, 2006, Investment Group began providing securities brokerage services to Bank customers and others. Investment Group provides the services through an agreement with Community Bankers’ Securities, LLC (“CB Securities”), a registered broker-dealer. Under this agreement, CB Securities will operate service centers in one or more branches of the Bank. The centers will be staffed by dual employees of Investment Group and CB Securities. Investment Group receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. Due to the relatively short operating history of Investment Group, its financial impact on the consolidated financials of Financial has been immaterial. Although management cannot predict the financial impact of Investment Group with certainty, management anticipates it will continue to be a growing component of non-interest income in 2009.

Effective September 2008, BOTJ Insurance began providing insurance and annuity products to Bank customers and others. Due to the relatively short operating history of Investment Group, its financial impact on the consolidated financials of Financial has been immaterial. Although management cannot predict the financial impact of BOTJ Insurance with certainty, management anticipates its impact on non-interest income will not be material in 2009.

Non-interest income, exclusive of gains and losses on sale of securities, decreased to $2,624,000 in 2008 from 2,710,000 in 2007. Inclusive of gains and losses on sale of securities, non-interest income decreased to $954,000 in 2008 from $2,751,000 in 2007. The following table summarizes our non-interest income for the periods indicated.

	Non-Interest Income (dollars in thousands) At December 31,
	2008	2007
Service charges and fees	$465	$504
Mortgage loan origination fees, net of commission	1,183	1,345
Investment service fees	571	520
Equity earnings from title insurance	61	68
Other	344	273

Non-interest income	2,624	2,710
Gain (loss) on sales of available-for-sale securities	(1,670)	41

Total non-interest income	$954	$2,751

The decrease in non-interest income for 2008 was due to i) the loss on the sale of the GSE stock; and ii) a decrease in fees generated by the Mortgage Division. The decrease was offset in part by increased revenue from the Investment Group. 2008 was Investment Group’s second full year of operation. In 2008, Investment Group increased its revenue as a direct result of increased transactions for its customers. For the year ended December 31, 2008, Investment Group accounted for 2.92% of Financial’s total income as compared with 2.54% of Financial’s total income for the year ended December 31, 2007. During 2008, despite the fact the mortgage loan market was suppressed as a result of declining real estate values and a difficult credit market, mortgage loan volume remained relatively strong and the Mortgage Division improved its market share. In addition, the Mortgage Division provides opportunities to establish many new banking relationships by providing more bank services and products to new customers. The Mortgage Division originated 371 mortgage loans, totaling $56,379,000 in 2008 as compared with 416 mortgage loans, totaling $71,278,000 during the year ended December 31, 2007. For the year ended December 31, 2008, the Mortgage Division accounted for 6.05% of Financial’s total income as compared with 6.57% of Financial’s total income for the year ended December 31, 2007.

Non-Interest Expense of Financial

Non-interest expenses increased from $9,019,000 for the year ended December 31, 2007 to $10,813,000 for the year ended December 31, 2008. The following table summarizes our non-interest expense for the periods indicated.

	Non-Interest Expense (dollars in thousands) At December 31,
	2008	2007
Salaries and employee benefits	$5,290	$4,756
Occupancy	747	700
Equipment	983	840
Supplies	382	326
Professional, data processing and other outside expenses	1,295	1,135
Marketing	387	375
Credit expense	234	210
Loss (gain) on sale of assets	(5)	51
Amortization of tax credit investment	785	—
Other	715	626

Total non-interest expense	$10,813	$9,019

The increase in non-interest expense was due in large part to an increase in personnel expenses as well as increases in occupancy and outside expenses, all of which directly relate to our expansion into the City of Bedford and the Town of Altavista. Our total personnel expense, net of fees collected from borrowers to cover direct salary costs incurred in originating certain loans (in accordance with SFAS 91), increased to $5,290,000 for the year ended December 31, 2008, from $4,756,000 for the twelve months ended December 31, 2007. Compensation for some employees of the Mortgage Division and Investment Group is commission-based and therefore subject to fluctuation. Because of increased volume of business at both the Mortgage Division and Investment Group, commission compensation and the corresponding employee benefits increased in 2008. The Bank also had increases in depreciation expense, data processing fees, and other operating expenses, all of which are related to the growth of the Bank.

Because of the costs associated with increased staffing at the newest branches, Financial’s efficiency ratio (that is, the cost of producing each dollar of revenue) increased from 71.40% in 2007 to 93.97% in 2008. Management intends that additional interest earning assets will help lower the efficiency ratio.

Analysis of Financial Condition

General

Our total assets were $328,605,000 at December 31, 2008, an increase of $58,545,000 or 21.68% from $270,060,000 at December 31, 2007, primarily due to growth in the loan portfolio. Loans, net of unearned income and allowance, increased to $274,890,000 on December 31, 2008 from $224,022,000 on December 31, 2007. The increase in loans was funded by growth in deposits from $228,723,000 on December 31, 2007 to $268,111,000 on December 31, 2008.

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

Loans, net of unearned income and allowance, increased to $274,890,000 on December 31, 2008 from $224,022,000 on December 31, 2007. Total loans increased to $277,749,000 on December 31, 2008 from $226,168,000 on December 31, 2007. These increases can be attributed in part to an interest rate environment that made borrowing attractive to the Bank’s customers, the Bank’s increased presence in the market, and the Bank’s reputation for service.

As of December 31, 2008, the Bank had $3,859,000 in non-accrual loans compared with $1,246,000 at December 31, 2007. The Bank continues to pursue an aggressive charge off policy that also yields loan recoveries. This increase is due in large part to loans with two customers that are non-performing. Since December 31, 2008, the Bank purchased the real estate collateral securing the loans associated with one of these relationships at a foreclosure sale. See “Asset Quality” below.

The following table summarizes the composition of the Bank’s loan portfolio for the periods indicated by dollar amount:

	Loan Portfolio (in thousands) December 31,
	2008	2007	2006	2005	2004
Commercial loans	$52,842	$43,877	$36,082	$30,853	$35,163
Real estate - construction	43,507	36,296	32,087	27,303	22,251
Real estate - residential	136,850	114,278	98,151	78,058	63,215
Installment and other	44,550	31,717	23,240	21,043	21,062

Total loans	277,749	226,168	189,560	157,257	141,691

Less allowance for loan losses	2,859	2,146	2,091	1,777	1,419

Net loans	$274,890	$224,022	$187,469	$155,480	$140,272

(1) From 2003 to 2004, certain loans previously classified as commercial were reclassified because real estate served as the primary collateral for such loans.

The following table sets forth the maturities of the loan portfolio at December 31, 2008.

	Remaining Maturities of Selected Loans
	(dollars in thousands)
	At December 31, 2008
	Less than One Year	One to Five Years	Greater than Five Years	Total
Commercial, financial, and agricultural	$30,582	$14,407	$8,262	$53,251
Real estate - construction	39,487	2,668	1,880	44,035
Real estate - mortgage	21,983	16,019	99,142	137,144
Installment and other	7,340	10,860	25,118	43,318

Total	$99,393	$43,954	$134,402	$277,749

For maturities over one year:
Fixed Rates	$83,614
Variable Rates	94,742

Total	$178,356

Deposits

We experienced strong deposit growth from $228,723,000 for the period ended December 31, 2007 to $268,111,000 at the end of the same period in 2008, for an increase of 17.22%. Non-interest-bearing deposits increased $805,000 or 2.30% from $34,973,000 at December 31, 2007 to $35,778,000 at December 31, 2008. Interest-bearing deposits increased $35,583,000 or 18.37% from $193,750,000 at December 31, 2007 to $232,333,000 at December 31, 2008. Additionally, the Bank’s effort to increase non-FDIC insured sweep accounts (repurchase agreements) resulted in an increased balance in these accounts to $14,339,000 on December 31, 2008 from $10,542,000 on December 31, 2007.

	Average Deposits and Rates Paid
	(dollars in thousands)
	Year Ended December 31,
	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
Non interest- bearing deposits	$35,235		$33,237		$27,316

Interest -bearing deposits
Interest checking	$12,709	1.06%	$11,879	1.45%	$10,510	1.45%
Money market	26,368	1.88%	30,988	3.06%	21,284	3.11%
Savings	44,065	2.60%	12,669	1.55%	22,401	1.88%
Time deposits
Less than $100,000	82,188	4.28%	86,428	4.82%	73,189	4.08%
Greater than $100,000	40,496	4.41%	38,458	4.99%	28,297	4.37%

Total interest-bearing deposits	$205,826	3.44%	$180,422	4.10%	$155,681	3.51%

Total deposits	$241,061		$213,659		$182,997

The following table includes a summary of average deposits and average rates paid and maturities of CDs greater than $100,000.

	Maturities of CD’s Greater than $ 100,000
	(in thousands)
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total
At December 31, 2008	$8,034	$5,273	$12,055	$10,079	$35,441

Cash and Cash Equivalents

Cash and cash equivalents increased from $4,314,000 on December 31, 2007 to $15,825,000 on December 31, 2008. This increase was due primarily to routine fluctuations in deposits and federal funds sold. These routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, contribute to variations in cash and cash equivalents. Federal funds sold increased from $0 on December 31, 2007 to $5,241,000 on December 31, 2008. Management considers the amount of the increase in federal funds sold to be part of the normal course of business.

Investment Securities

The investment securities portfolio of the Bank is used as a source of income and liquidity.

The following table summarizes the fair value of the Bank’s securities portfolio for the periods indicated:

	Securities Portfolio (in thousands) December 31,
	2008	2007	2006
Held to Maturity
U.S. agency obligations	$6,039	$6,523	$7,343

Available-for-sale
U.S. agency obligations	7,237	15,083	15,714
Mortgage - backed securities	5,030	4,734	2,144
Municipals	694	2,523	840
Corporates	3,176	3,393	—

Total available-for-sale	$16,137	$25,733	$18,698

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

Securities held-to-maturity decreased from $6,494,000 as of December 31, 2007 to $5,994,000 as of December 31, 2008. This immaterial decrease resulted primarily from the call of one position. The decision to invest in securities held-to-maturity is based on the same factors as the decision to invest in securities available-for-sale except that management invests surplus funds in securities held-to-maturity only after concluding that such funds will not be necessary for liquidity purposes during the term of such security. However, the held-to-maturity securities may be pledged for such purposes as short term borrowings and as collateral for public deposits.

The portfolio of securities available-for-sale decreased to $16,136,000 as of December 31, 2008 from $25,733,000 as of December 31, 2007. During 2008, the Bank sold available-for-sale securities to provide liquidity to pay down short term borrowings and to position the Bank to be able to fund future loan growth.

The following table shows the maturities of held-to-maturity and available-for-sale securities at amortized cost and market value at December 31, 2008 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are not shown on a tax equivalent basis. Financial attempts to maintain diversity in its portfolio and maintain credit quality and repricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on Financial’s securities, see Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution / Yield Analysis
	(dollars in thousands)
	At December 31, 2008
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Held to Maturity
U.S. agency
Amortized cost	$—	$2,000	$995	$2,999	$5,994
Market value	$—	$2,005	$1,000	$3,034	$6,039
Weighted average yield		4.00%	5.69%	6.16%

Available for sale securities
U.S. agency
Amortized cost	$—	$—	$1,000	$5,994	$6,994
Market value	$—	$—	$1,054	$6,183	$7,237
Weighted average yield			4.95%	5.70%
Mortgage Backed Securities
Amortized cost	$—	$1,032	$453	$3,572	$5,057
Market value	$—	$1,038	$460	$3,532	$5,030
Weighted average yield		4.25%	4.84%	5.09%
Municipals
Amortized cost	$—	$—	$479	$239	$718
Market value	$—	$—	$480	$214	$694
Weighted average yield			8.49%	6.53%
Corporate
Amortized cost	$—	$—	$2,448	$1,035	$3,483
Market value	$—	$—	$2,316	$860	$3,175
Weighted average yield			5.75%	7.38%

Total portfolio
Amortized cost	$—	$3,032	$5,375	$13,839	$22,246
Market value	$—	$3,043	$5,310	$13,823	$22,175
Weighted average yield		4.08%	5.50%	5.74%

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

Funding sources for the Bank primarily include paid-in capital and customer-based deposits but also include borrowed funds and cash flow from operations. The Bank has in place several agreements that will provide alternative sources of funding, including, but not limited to, lines of credit, sale of investment securities, purchase of federal funds, advances through the Federal Home Loan Bank of Atlanta (“FHLBA”) and correspondents, and brokered certificate of deposit arrangements. Management believes that the Bank has the ability to meet its liquidity needs.

At December 31, 2008, cash, interest-bearing and non interest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year was $115,218,000. At the end of 2008, approximately 39.94%, or $110,723,000 of the loan portfolio would mature or reprice within a one-year period. At December 31, 2008 non-deposit sources of available funds totaled $83,230,000, which included $63,980,000 available from the FHLBA.

Capital Resources

Capital adequacy is an important measure of financial stability and performance. Management’s objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profiles of financial institutions. The guidelines define capital as Tier 1 (primarily common stockholders’ equity, defined to include certain debt obligations) and Tier 2 (remaining capital generally consisting of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general valuation allowance for loan losses). The Bank’s regulatory capital levels exceed those established for well-capitalized institutions. The following table (along with Note 14 of the Audited Financial Statements) shows the minimum capital requirements and the Bank’s capital position as of December 31, 2008 and 2007.

Analysis of Capital for Bank of the James

	2008	2007
Tier 1 Capital:
Common Stock	$3,743	$3,743
Additional paid in capital	13,317	13,311
Retained earnings	7,195	6,981

Total Tier 1 Capital	$24,255	$24,035

Tier 2 Capital:
Allowance for loan losses	2,859	2,146

Total Tier 2 Capital	$2,859	$2,146

Total risk-based capital	$27,114	$26,181

Risk weighted assets	$270,451	$219,180

Average total assets	$324,386	$268,187

			Regulatory Minimums
	December 31,		Capital	Well
	2008	2007	Adequacy	Capitalized
Capital Ratios
Tier 1 capital to average total assets	7.48%	8.96%	4.00%	5.00%
Tier 1 risk-based capital ratio	8.97%	10.97%	4.00%	6.00%
Total risk-based capital ratio	10.03%	11.94%	8.00%	10.00%

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

Financial is in the process of completing a private placement of unregistered debt securities pursuant to which it will issue notes to accredited investors in an amount between $6,200,000 and $7,000,000. Management anticipates that this transaction will close on March 30, 2009 in the full amount of the offering. The debt issued pursuant to this offering will bear interest at the rate of 6% per year with interest payable quarterly in arrears. The first interest payment is due on July 1, 2009. No principal payments are due until the debt matures on April 1, 2012 (the “Maturity Date”). On the Maturity Date the principal and all accrued but unpaid interest on the debt will be due and payable. Financial intends to use between $5,500,000 and $6,000,000 of the proceeds to provide additional capital to the Bank. We expect to retain the balance of the proceeds at Financial to service interest payments on the debt.

As of the date hereof, the capital ratios for the Company on a consolidated basis are comparable to the capital ratios of the Bank.

Stockholder’s Equity

Stockholders’ equity increased a non-material amount of $111,000 from $24,524,000 on December 31, 2007 to $24,635,000 on December 31, 2008.

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

Asset quality remained strong in 2008. Non-accrual loans increased to $3,859,000 on December 31, 2008 from $1,246,000 on December 31, 2007. Management has provided for the anticipated losses on these loans in the loan loss reserve. OREO increased to $81,000 on December 31, 2008 from $0 on December 31, 2007. As of the date hereof, OREO has increased to $1,938,000. $1,609,000 of the OREO balance is due to the purchase of a partially-developed commercial property, which the Bank purchased at foreclosure.

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

The Bank’s allowance for loan losses increased 33.22% from $2,146,000 on December 31, 2007 to $2,859,000 on December 31, 2008. This increase is reflective of the growth in the loan portfolio and current economic conditions. The increase resulted from application of the Bank’s commercial loan rating system and individual impairment calculations, as discussed above, as applied to the larger total loan portfolio. As of December 31, 2008 the allowance for loan losses was equal to 1.03% of the total loan portfolio as compared with 0.95% at December 31, 2007.

The following tables set forth information regarding impaired and non-accrual loans as of December 31, 2008 and 2007:

	Impaired & Non-Accrual Loans (in thousands)
	At December 31,
	2008	2007
Impaired loans without a valuation allowance	$8,006	$10,355
Impaired loans with a valuation allowance	10,375	4,503

Total impaired loans	$18,381	$14,858

Valuation allowance related to impaired loans	$1,441	$1,389
Total non-accrual loans	$3,859	$1,246
Total loans past due ninety days or more and still accruing	$—	$—

No non-accrual loans were excluded from impaired loan disclosure for both 2008 and 2007.

	Average Investment in Impaired Loans (in thousands)
	Years Ended December 31,
	2008	2007
Average investment in impaired loans	$15,703	$13,891

Interest income recognized on impaired loans	$860	$988

Interest income recognized on a cash basis on impaired loans	$786	$988

No nonaccrual loans were excluded from impaired loan disclosure under SFAS No. 114 at December 31, 2008 and 2007. If interest on these loans had been accrued, such income would have approximated $242,000 and $88,000 for 2008 and 2007, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the nonperforming loan totals listed above.

An external loan review firm examined the Bank’s loan portfolio in March, 2009. After examination of approximately 62 customer relationships comprising 147 loans totaling $73,524,000 in exposure, or approximately 23% of the Bank’s total outstanding loan balances as of March 31, 2009, the results of the external loan review showed the Bank’s loan portfolio to be sound and the credit underwriting practices to be fully satisfactory as compared to peer group institutions.

The following table shows sets forth the detail of loan charged-off, recovered, and the changes in the allowance for loan losses as of the dates indicated:

	Allowance for Loan Losses
	(dollars in thousands)
	At December 31,
	2008	2007	2006	2005	2004
Balance, beginning of period	$2,146	$2,091	$1,777	$1,419	$1,451
Loans charged-off:
Commercial, financial and agricultural	379	165	143	224	641
Real estate-construction	31	25	101	—	15
Real estate-mortgage	82	125	76	86	67
Installment and other	197	127	83	175	166

Total loans charged off	$689	$442	$403	$485	$889

Recoveries:
Commercial, financial and agricultural	$17	$22	$63	$5	$76
Real estate-construction	—	—	—	12	—
Real estate-mortgage	—	—	3	—	—
Installment and other	30	24	21	23	27

Total recoveries	$47	$46	$87	$40	$103

Net charge-offs	$642	$396	$316	$445	$786
Provision for loan losses	1,355	451	630	803	754

Balance, end of period	$2,859	$2,146	$2,091	$1,777	$1,419

The following table shows the balance and percentage of the Bank’s allowance for loan losses allocated to each major category of loans:

	Allocation of Allowance for Loan Losses
	(dollars in thousands)
	At December 31,
	2008 Percent of Loans to Total Loans		2007 Percent of Loans to Total Loans		2006 Percent of Loans to Total Loans		2005 Percent of Loans to Total Loans		2004 Percent of Loans to Total Loans
Commercial, financial, and agricultural	$536	18.75%	$523	24.37%	$565	27.02%	$499	28.08%	$493	34.84%
Real estate - construction	154	5.39%	105	4.89%	390	18.65%	143	8.05%	123	8.67%
Real estate - mortgage	1,864	65.19%	1,226	57.13%	712	34.05%	657	36.97%	411	28.96%
Installment and other	305	10.67%	292	13.61%	424	20.28%	478	26.90%	392	27.63%

	$2,859	100.00%	$2,146	100.00%	$2,091	100.00%	$1,777	100.00%	$1,419	100.00%

The following table provides information on the Bank’s nonperforming assets as of the dates indicated:

	Nonperforming Assets
	(dollars in thousands)
	At December 31,
	2008	2007	2006	2005	2004
Nonaccrual loans	$3,859	$1,246	$646	$261	$380
Restructured loans	—	—	—	—	—
Foreclosed property	81	—	535	—	85
Loans past due 90 days accruing interest	—	—	—	—	—

Total nonperforming assets	$3,940	$1,246	$1,181	$261	$465

Allowance for loan losses to period end loans	1.03%	0.95%	1.10%	1.13%	1.00%
Nonperforming assets to period end loans	1.42%	0.55%	0.34%	0.17%	0.27%
Net charge-offs (recoveries) to average loans	0.26%	0.19%	0.19%	0.30%	0.62%

Income Tax Expense

For the year ended December 31, 2008, Financial had a federal income tax benefit of $862,000 as a result of a tax credit investment. Note 9 of the Audited Financial Statements provides additional information with respect to our 2008 federal income tax expense and the deferred tax accounts.

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

Management believes that Financial has been successful in managing its net interest margin despite numerous adjustments by the FOMC since 2001. During 2008, the Bank’s prime rate decreased from 7.25% to 3.25% and as of March 12, 2009 remained at 3.25%. Our net interest margin was under pressure in part because of higher rates paid on deposit accounts, primarily certificates of deposit. Financial’s spread on earning assets to interest bearing liabilities decreased from 3.43% in 2007 to 3.19% in 2008. Management attempts to mitigate this pressure by constantly monitoring and repricing deposits.

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

The downward trend in short term interest rates beginning in the last quarter of 2007 was due to the actions of the FOMC resulting from a weakening economy. As a result, the yield curve continued to steepen through the first three quarters of 2008. As liquidity increased as a result of open market operations and other government actions, longer-term interest rates decreased. Although it cannot be certain, management believes that short term interest rates will trend downward or remain stable for at during 2009. It also cannot be predicted what effect a change in short term rates will have on the long term interest rates and the resulting shape of the yield curve. An increase in long-term interest rates is likely to have an adverse impact on the Mortgage Division, primarily due to reduced refinancing opportunities.

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

	Contract Amounts at
	December 31,
	2008	2007
Commitments to extend credit	$44,248	$50,725
Standby letters of credit	3,282	2,069

Total	$47,530	$52,794

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

The Bank rents, under non-cancelable leases, three of its banking facilities and one mortgage production office. The Bank has liability in the form of minimum annual rental commitments under these leases as follows:

Year Ending	Amount (in thousands)
2009	$252
2010	250
2011	290
2012	295
2013	296
Thereafter	170

$1,553

Expansion Plans

Subject to regulatory approval, the Bank anticipates opening additional branches during the next two fiscal years. Although numerous factors could influence the Bank’s expansion plans, the following discussion provides a general overview of the of the additional branch location that the Bank currently is considering.

Timberlake Road Area, Campbell County (Lynchburg), Virginia. As previously disclosed, the Bank has purchased certain real property located at the intersection of Turnpike and Timberlake Roads, Campbell County, Virginia. The Bank does not anticipate opening a branch at this location until the latter part of 2009, at the earliest. The Bank has determined that the existing structure is not suitable for use as a bank branch.

The Bank estimates that the cost of improvements, furniture, fixtures, and equipment necessary to upfit the property will be between $900,000 and $1,500,000 per location.

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

The following financial statements are filed as a part of this report:

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for the preparation and fair presentation of the financial statements included in this annual report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Financial’s internal control over financial reporting includes those policies and procedures that pertain to Financial’s ability to record, process, summarize and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that Financial’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of Financial’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Financial’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Financial to provide only management’s report in the annual report.

The Board of Directors, acting through its Audit Committee, is responsible for the oversight of Financial’s accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent auditor and approves decisions regarding the appointment or removal of Financial’s Internal Auditor. It meets periodically with management, the independent auditors and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of Financial in addition to reviewing Financial’s financial reports. The independent auditors and the internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matter which they believe should be brought to the attention of the Audit Committee.

/S/ Robert R. Chapman III	/S/ J. Todd Scruggs
Robert R. Chapman III	J. Todd Scruggs
Chief Executive Officer & President	Secretary-Treasurer (Principal Financial Officer)
March 26, 2009	March 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bank of the James Financial Group, Inc. and Subsidiaries

Lynchburg, Virginia

We have audited the accompanying consolidated balance sheets of Bank of the James Financial Group, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of the James Financial Group, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Bank of the James Financial Group, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia
March 24, 2009

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	December 31,
	2008	2007
Assets
Cash and due from banks	$10,584	$4,314
Federal funds sold	5,241	—

Total cash and cash equivalents	15,825	4,314

Securities held-to-maturity (fair value of $6,039 in 2008 and $6,523 in 2007)	5,994	6,494
Securities available-for-sale, at fair value	16,136	25,733
Restricted stock, at cost	2,059	986
Loans, net of allowance for loan losses of $2,859 in 2008 and $2,146 in 2007	274,890	224,022
Premises and equipment, net	7,672	6,002
Interest receivable	1,624	1,515
Other assets	4,405	994

Total Assets	$328,605	$270,060

Liabilities and Stockholders’ Equity

Deposits
Non-interest bearing demand	$35,778	$34,973
NOW, money market and savings	127,341	56,995
Time	104,992	136,755

Total deposits	268,111	228,723

Federal funds purchased	—	5,587
Repurchase agreements	14,339	10,542
Federal Home Loan Bank borrowings	21,000	—
Interest payable	302	405
Other liabilities	218	279

Total liabilities	$303,970	$245,536

Commitments and contingencies

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares, issued and outstanding 2,810,255 shares in 2008 and 2,556,898 shares in 2007	$6,014	$5,472
Additional paid-in-capital	19,473	15,995
Retained earnings (deficit)	(776)	3,064
Accumulated other comprehensive (loss)	(76)	(7)

Total stockholders’ equity	$24,635	$24,524

Total liabilities and stockholders’ equity	$328,605	$270,060

See notes to the consolidated financial statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except share and per share amounts)

	Years Ended December 31,
	2008	2007
Interest and Dividend Income
Loans	$16,656	$16,259
Securities
US agency obligations	805	1,138
Mortgage backed	705	120
Tax-exempt municipals	42	57
Dividends	73	50
Corporates	294	42
Federal funds sold	19	49

Total interest income	$18,594	$17,715

Interest Expense
Deposits
NOW, money market and savings	$1,779	$1,316
Time Deposits	5,304	6,083
Federal funds purchased	99	114
Federal Home Loan Bank borrowings	477	—
Repurchase agreements	359	322

Total interest expense	$8,018	$7,835

Net interest income	$10,576	$9,880

Provision for loan losses	1,355	451

Net interest income after provision for loan losses	$9,221	$9,429

Other operating income
Mortgage fee income	$1,183	$1,345
Service charges and fees	1,347	1,255
Other	94	110
Gain (loss) on sale of available-for-sale securities	(1,670)	41

Total other operating income	$954	$2,751

Other operating expenses
Salaries and employee benefits	$5,290	$4,756
Occupancy	747	700
Equipment	983	840
Supplies	382	326
Professional, data processing and other outside expenses	1,295	1,135
Marketing	387	375
Credit expense	234	210
Loss (gain) on sale of assets	(5)	51
Amortization of tax credit investment	785	—
Other	715	626

Total other operating expenses	$10,813	$9,019

Income (loss) before income taxes	$(638)	$3,161
Income tax expense (benefit)	(862)	1,077

Net Income	$224	$2,084

Income per common share - basic	$0.08	$0.74

Income per common share - diluted	$0.08	$0.71

See notes to the consolidated financial statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total
Balance at December 31, 2006	2,296,424	$4,914	$12,261	$4,989	$(233)	$21,931

Net Income	—	—	—	2,084	—	2,084

Changes in unrealized gains on securities available for sale net of deferred taxes of $130	—	—	—	—	253	253

Reclassification adjustment for gains included in net income, net of income tax expense of $14	—	—	—	—	(27)	(27)

Comprehensive Income						2,310

10% Stock dividend	229,790	497	3,511	(4,009)	—	(1)

Exercise of stock options	32,364	65	217	—	—	282

Stock compensation expense	—	—	12	—	—	12

Disqualifying disposition 123R recapture	—	—	13	—	—	13

Acquisition of common stock	(1,680)	(4)	(19)	—	—	(23)

Balance at December 31, 2007	2,556,898	$5,472	$15,995	$3,064	$(7)	$24,524

Net Income	—	—	—	224	—	224

Changes in unrealized losses on securities available for sale net of deferred taxes of $605	—	—	—	—	(1,171)	(1,171)

Reclassification adjustment for losses included in net income, net of income tax benefit $568	—	—	—	—	1,102	1,102

Comprehensive Income						155

10% Stock dividend	255,196	546	3,518	(4,064)	—	—

Exercise of stock options	2,496	5	5	—	—	10

Stock compensation expense	—	—	7	—	—	7

Acquisition of common stock	(4,335)	(9)	(52)	—	—	(61)

Balance at December 31, 2008	2,810,255	$6,014	$19,473	$(776)	$(76)	$24,635

See notes to the consolidated financial statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2008	2007
Cash flows from operating activities
Net Income	$224	$2,084
Adjustments to reconcile net income to net cash provided by operating activities

Depreciation	757	663
Net amortization and accretion of premiums and discounts on securities	9	37
(Gain) loss on sale of available for sale securities	1,670	(41)
Provision for loan losses	1,355	451
Loss (gain) on sale of other assets	(5)	51
Stock compensation expense	7	12
Provision for deferred income taxes	(487)	3
Amortization of tax credit investment	785	—
(Increase) in interest receivable	(109)	(205)
(Increase) in other assets	(625)	(757)
(Increase) in income taxes receivable	(1,171)	—
(Decrease) in income taxes payable	—	(104)
Increase (decrease) in interest payable	(103)	98
Increase (decrease) in other liabilities	(58)	151

Net cash provided by operating activities	$2,249	$2,443

Cash flows from investing activities
Proceeds from maturities and calls of securities held to maturity	$500	$1,000
Purchases of securities available for sale	(20,904)	(14,616)
Proceeds from maturities and calls of securities available for sale	9,046	3,442
Proceeds from sale of securities available for sale	19,671	4,487
Purchase of Community Banker’s Bank stock	(60)	—
Purchases of Federal Home Loan Bank stock	(1,012)	(27)
Purchases of Federal Reserve Bank stock	(1)	(160)
Origination of loans, net of principal collected	(52,223)	(37,004)
Purchases of premises and equipment	(2,425)	(1,022)
Purchase of historic and new market tax credits	(2,280)	—
Proceeds from sale of other assets	403	1,011

Net cash used in investing activities	$(49,285)	$(42,889)

Cash flows from financing activities
Net increase in deposits	$39,388	$26,934
Net increase (decrease) in federal funds purchased	(5,587)	2,092
Net increase in repurchase agreements	3,797	5,587
Net increase in Federal Home Loan Bank advances	21,000	—
Acquisition of common stock	(61)	(23)
Proceeds from exercise of stock options	10	295

Net cash provided by financing activities	$58,547	$34,884

Increase (decrease) in cash and cash equivalents	11,511	(5,562)

Cash and cash equivalents at beginning of period	$4,314	$9,876

Cash and cash equivalents at end of period	$15,825	$4,314

Non cash transactions
Transfer of loans to foreclosed assets	$506	$527
Fair value adjustment for securities	$(106)	$342

Cash transactions
Cash paid for interest	$8,121	$7,737
Cash paid for taxes	$809	$1,164

See notes to the consolidated financial statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(dollars in thousands, except share and per share data)

Note 1 - Organization

Bank of the James Financial Group, Inc. (“Financial” or the “Company”), a Virginia corporation, was organized in 2003 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Financial is headquartered in Lynchburg, Virginia. Financial conducts its business activities through the branch offices of its wholly owned subsidiary bank, Bank of the James (the “Bank”) and through BOTJ Investment Group, Inc. (“BOTJIG”), a wholly-owned investment services firm operating from an office within the Bank branch located at 615 Church Street in Lynchburg. Financial exists primarily for the purpose of holding the stock of its subsidiaries, the Bank and BOTJIG, and of such other subsidiaries as it may acquire or establish. The Bank also operates a wholly-owned subsidiary, BOTJ Insurance, Inc, (“BOTJ-Ins”) also located at 615 Church Street.

Bank of the James was incorporated on October 23, 1998, and began banking operations on July 22, 1999. The Bank is a Virginia chartered bank and is engaged in lending and deposit gathering activities in Region 2000, which includes the counties of Amherst, Appomattox, Bedford and Campbell (which includes the Town of Altavista) and the cities of Bedford and Lynchburg, Virginia. It operates under the laws of Virginia and the Rules and Regulations of the Federal Reserve System and the Federal Deposit Insurance Corporation. The Bank’s ten locations consist of four in Lynchburg, Virginia, one in Forest, Virginia which includes the Mortgage Division, one in Madison Heights, Virginia, one in the Town of Amherst, Virginia, one in the City of Bedford, Virginia, one in the Town of Altavista, Virginia, and a mortgage origination office in Moneta, Virginia.

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

December 31, 2008 and 2007

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

Restricted investments

As members of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of Atlanta (FHLB), the Bank is required to maintain certain minimum investments in the common stock of the FRB and FHLB, which are carried at cost. Required levels of investment are based upon the Bank’s capital and a percentage of qualifying assets. The Bank also maintains stock ownership in Community Bankers’ Bank (CBB) which is carried at cost. The investment in CBB is minimal and is not mandated but qualifies the Bank for preferred pricing on services offered by CBB.

Mortgage Fee Income

The Bank, through Bank of the James Mortgage, a Division of Bank of the James (the “Mortgage Division”) originates consumer residential mortgage loans for fee income. Through the Mortgage Division, the Bank originates conforming and non-conforming home mortgages primarily in the Region 2000 area. As part of the Bank’s overall risk management strategy, the loans originated and closed by the Mortgage Division are pre-sold to major mortgage banking or other financial institutions and at no time are such loans carried on the Bank’s balance sheet. Upon loan closing the Bank receives a fee for its loan origination service.

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

December 31, 2008 and 2007

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

December 31, 2008 and 2007

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

December 31, 2008 and 2007

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

For the years ended December 31, 2008 and 2007, Financial recognized stock-based compensation expense of $7 and $12 respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the year ended December 31, 2007; dividend yield of 0%, expected volatility of 40%, a risk-free interest rate of 4.75%, and expected lives of 7 years. The following weighted average assumptions were used for the year ended December 31, 2008; dividend yield of 0%, expected volatility of 40%, a risk-free interest rate of 3.95%, and expected lives of 7 years. During 2008, the company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (“SAB 107”) when reviewing and updating assumptions.

Financial estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period or vesting schedule based on the extent to which actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also will impact the amount of estimated unamortized compensation expense to be recognized in future periods.

Reclassification

Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(dollars in thousands, except share and per share data)

Note 2 - Summary of significant accounting policies (continued)

Earnings per share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, a well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

Comprehensive income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity.

The Company is required to classify items of other comprehensive income (such as net unrealized gains (losses) on securities available-for-sale) by their nature in a financial statement and present the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. It does not require per share amounts of comprehensive income to be disclosed.

In accordance with the provisions of the SFAS 130, the Company has included in the accompanying financial statements, comprehensive income resulting from such activities. Comprehensive income consists of the net income or loss and net unrealized income or losses on securities available-for-sale. These amounts are reported net of the income tax effect less any related allowance for realization. Also, accumulated other comprehensive income is included as a separate disclosure within the statements of changes in stockholders’ equity in the accompanying financial statements.

Marketing

The Company expenses advertising costs as incurred. Advertising expenses were $279 and $337 for 2008 and 2007, respectively.

Note 3 - Restrictions on cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were approximately $1,572 and $1,096 for the weeks including December 31, 2008 and 2007, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(dollars in thousands, except share and per share data)

Note 4 - Securities

A summary of the amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2008
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Held-to-maturity
U.S. agency obligations	$5,994	$45	$—	$6,039

Available-for-sale
U.S. agency obligations	$6,994	$243	$—	$7,237
Mortgage-backed securities	5,057	27	(54)	5,030
Municipals	718	2	(26)	694
Corporates	3,483	25	(333)	3,175

	$16,252	$297	$(413)	$16,136

	December 31, 2007
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Held-to-maturity
U.S. agency obligations	$6,494	$32	$(3)	$6,523

Available-for-sale
U.S. agency obligations	$14,954	$129	$—	$15,083
Mortgage-backed securities	4,764	19	(49)	4,734
Municipals	2,547	1	(25)	2,523
Corporates	3,478	—	(85)	3,393

	$25,743	$149	$(159)	$25,733

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(dollars in thousands, except share and per share data)

Note 4 - Securities (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007:

December 31, 2008	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$2,681	$42	$298	$12	$2,979	$54
Corporates	—	—	1,690	333	1,690	333
Municipals	—	—	214	26	214	26

Total temporarily impaired securities	$2,681	$42	$2,202	$371	$4,883	$413

December 31, 2007	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency obligations	$—	$—	$1,992	$3	$1,992	$3
Mortgage-backed securities	1,001	18	1,569	31	2,570	49
Corporates	3,393	85	—	—	3,393	85
Municipals	1,684	24	497	1	2,181	25

Total temporarily impaired securities	$6,078	$127	$4,058	$35	$10,136	$162

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

At December 31, 2008, the Company does not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. The securities consist of 23 bonds, all of which have an S&P rating of A or higher or are indirectly backed by the U.S. Government. For these reasons, management believes the default risk to be minimal. The $4,883 in securities in which there is an unrealized loss of $413 includes unrealized losses ranging from $1 to $175 or from 0.01% to 16.91% of the original cost of the investment. As management has the ability to hold securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

The amortized costs and fair values of securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(dollars in thousands, except share and per share data)

Note 4 - Securities (continued)

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Values	Amortized Cost	Fair Values
Due in one year or less	$2,000	$2,005	$—	$—
Due after one year through five years	—	—	1,031	1,038
Due after five years through ten years	995	1,000	4,380	4,310
Due after ten years	2,999	3,034	10,841	10,788

	$5,994	$6,039	$16,252	$16,136

The Bank sold $19,671 of securities available-for-sale in 2008 with realized losses totaling $1,670. Gross realized gains amounted to $163. The Bank realized a loss in 2008 of $1,833, on the sale of preferred stock of Federal National Mortgage Association. The Bank sold $4,487 of securities available-for-sale in 2007 with realized gains on the sales totaling $41.

The amortized costs of securities pledged as collateral for public deposits and other short term borrowings were approximately $16,706 and $19,447 (fair value of $16,931 and $19,592) at December 31, 2008 and 2007, respectively.

Note 5 - Loans and allowance for loan losses

A summary of loans, net is as follows:

	December 31,
	2008	2007
Commercial loans	$52,842	$43,877
Real estate – construction	43,507	36,296
Real estate – residential	136,850	114,278
Installment and other	44,550	31,717

Total loans	277,749	226,168

Less allowance for loan losses	2,859	2,146

Net loans	$274,890	$224,022

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(dollars in thousands, except share and per share data)

Note 5 - Loans and allowance for loan losses (continued)

The activity in the allowance for loan losses for 2008 and 2007 is summarized as follows:

	2008	2007
Balance at beginning of period	$2,146	$2,091
Provision charged to operations	1,355	451
Loan charge-offs	(689)	(442)
Loan recoveries	47	46

Balance at end of period	$2,859	$2,146

The following tables set forth information regarding impaired and non-accrual loans as of December 31, 2008 and 2007:

	Impaired & Non-Accrual Loans At December 31,
	2008	2007
Impaired loans without a valuation allowance	$8,006	$10,355
Impaired loans with a valuation allowance	10,375	4,503

Total impaired loans	$18,381	$14,858

Valuation allowance related to impaired loans	$1,441	$1,389
Total non-accrual loans	$3,859	$1,246
Total loans past due ninety days or more and still accruing	$—	$—

All non-accrual loans were included in the impaired loan disclosure for both 2008 and 2007.

	Average Investment in Impaired Loans Years Ended December 31,
	2008	2007
Average investment in impaired loans	$15,703	$13,891

Interest income recognized on impaired loans	$860	$988

Interest income recognized on a cash basis on impaired loans	$786	$988

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

The Company’s officers, directors and their related interests have various types of loan relationships with the Bank. The total outstanding balances of these related party loans at December 31, 2008 and 2007 were $2,579 and $2,830 respectively. During 2008, new loans and advances amounted to $650 and repayments amounted to $901. The terms and interest rates of these loans are similar to those for comparable loans with other borrowers of the Bank.

Note 6 - Premises and equipment

Property and equipment at December 31, 2008 and 2007 are summarized as follows:

	December 31,
	2008	2007
Land	$542	$542
Building and improvements	3,113	3,038
Construction in progress	1,803	487
Furniture and equipment	5,179	4,202
Leasehold improvements	1,450	1,391

	12,087	9,660

Less accumulated depreciation	4,415	3,658

Net property and equipment	$7,672	$6,002

Total depreciation expense for the years ended December 31, 2008 and 2007 was $757 and $663, respectively.

(rest of page intentionally blank)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(dollars in thousands, except share and per share data)

Note 7 - Deposits

A summary of deposit accounts is as follows:

	December 31,
	2008	2007
Demand
Non-interest bearing	$35,778	$34,973
Interest bearing	41,699	46,595
Savings	85,642	10,400
Time, $100,000 or more	69,422	43,484
Other time	35,570	93,271

	$268,111	$228,723

At December 31, 2008, maturities of time deposits are scheduled as follows:

Year Ending December 31,	Amount
2009	$74,489
2010	20,505
2011	3,567
2012	5,588
2013	843

$104,992

The Bank held related party deposits of $5,824 and $5,074 at December 31, 2008 and 2007, respectively.

(rest of page intentionally blank)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(dollars in thousands, except share and per share data)

Note 8 - Other borrowings

Short-term borrowings consist of the following at December 31, 2008 and 2007:

	2008	2007
Federal funds purchased	$—	$5,587
Securities sold under agreements to repurchase	14,339	10,542

Total short term borrowings	$14,339	$16,129

Weighted interest rate	2.56%	3.41%

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings may also include federal funds purchased, which are unsecured overnight borrowings from other financial institutions.

Unsecured federal fund lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $11,000; Suntrust Bank, $3,000; and Compass Bank, $2,250. In addition, the Bank maintains a $3,000 reverse repurchase agreement with Suntrust whereby securities may be pledged as collateral in exchange for funds for a minimum of 30 days with a maximum of 90 days. The Bank also maintains a secured federal funds line with Community Bankers’ Bank whereby it may pledge securities as collateral with no specified minimum or maximum amount or term. Federal funds purchased totaling $5,587 were outstanding as of December 31, 2007. There were no federal funds purchased outstanding as of December 31, 2008.

The Bank is also a member of the Federal Home Loan Bank of Atlanta (“FHLBA”). The Bank’s available credit through the FHLBA is $63,980 as of September 30, 2008, the most recent calculation. Of this amount the Bank has borrowed $21,000 under the following terms:

Amount	Type	Rate	Ultimate Maturity Date
$1,000	Fixed rate credit	2.445%	4/15/2009
10,000	Fixed rate hybrid	2.700%	2/5/2010
3,000	Fixed rate credit	3.410%	4/15/2013
2,000	Fixed rate credit	3.785%	4/15/2015
5,000	Convertible 4/15/2010	2.360%	4/15/2013

$21,000	Total	2.810%

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(dollars in thousands, except share and per share data)

Note 9 - Income taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2005.

Income tax expense attributable to income before income tax expense is summarized as follows:

	December 31,
	2008	2007
Current federal income tax expense (benefit)	$259	$1,074
Deferred federal income tax (benefit)	(487)	3
Tax credits	(634)	—

Income tax expense (benefit)	$(862)	$1,077

(rest of page intentionally blank)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(dollars in thousands, except share and per share data)

Note 9 - Income taxes (continued)

Income tax expense differed from amounts computed by applying the U.S. Federal income tax rate of 34% to income before income tax expense as a result of the following:

	2008	2007
Computed “expected” income tax expense (benefit)	$(217)	$1,075
Increase (reduction) in income tax resulting from:
Non-taxable income	(13)	(16)
Non-deductible expenses	2	18
Tax credits	(634)	—

Income tax expense (benefit)	$(862)	$1,077

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

	2008	2007
Deferred tax assets
Allowance for loan losses	$736	$527
Unrealized loss on available-for-sale securities	39	3
Charitable contributions	9	—
Carryover of tax credits	436	—

Gross deferred tax assets	1,220	530

Deferred tax liability
Depreciation	238	71
Prepaid expenses	16	16

Gross deferred tax liability	254	87

Net deferred tax asset	$966	$443

(rest of page intentionally blank)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(dollars in thousands, except share and per share data)

Note 10 - Earnings per share

Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the entity. All amounts have been restated for the stock dividend in 2008 and 2007.

The basic and diluted earnings per share calculations are as follows:

	2008	2007
Numerator:
Net income available to stockholders	$224	$2,084

Basic EPS weighted average shares outstanding	2,809,437	2,808,042
Effect of dilutive securities:
Incremental shares attributable to Stock Option Plan	95,032	138,349

Diluted EPS weighted-average shares outstanding	2,904,469	2,946,391

Basic earnings per share	$0.08	$0.74

Diluted earnings per share	$0.08	$0.71

There were 80,080 shares excluded from the 2008 earnings per share calculation and 2,783 shares excluded from the 2007 earnings per share calculation because their effects were anti-dilutive.

Note 11 - Defined contribution benefit plan

The Company has a 401(k) defined contribution plan, which is administered by the Virginia Bankers’ Association. Participants have the right to contribute up to a maximum of 19% of pretax annual compensation or the maximum allowed under Section 401(g) of the Internal Revenue Code, whichever is less. In 2008 and 2007, the Company made a matching contribution to the plan in the amount of 50% of the first 6% of the elective contributions made by the participants. The Company’s expense for the plan totaled $99 and $91 for 2008 and 2007, respectively.

Note 12 - Stock option plan

On October 21, 1999, the Board of Directors adopted the “1999 Stock Option Plan” for officers and employees. In 2007 and 2008, stock dividends of 10% and 10% were declared affecting the aforementioned grants retroactively (See Note 13). There are 21,180 remaining shares available for grant as of December 31, 2008.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(dollars in thousands, except share and per share data)

Note 12 - Stock option plan (continued)

Stock option plan activity for the twelve months ended December 31, 2008 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of in-the-money options (Aggregate Intrinsic Value)
Options outstanding, January 1, 2008	327,991	$8.58
Granted	1,600	14.69
Exercised	(2,494)	4.21
Forfeited	(9,076)	11.02

Options outstanding, December 31, 2008	318,021	$8.61	4.64	$421,837

Options exercisable, December 31, 2008	316,421	$8.58	4.62	$421,837

Weighted average fair value of options granted during the year		$7.15

The total approximate value of in-the-money options exercised during 2008 was $9. As of December 31, 2008, there was approximately $8 of total unrecognized compensation expense related to non-vested option awards which will be recognized over the remaining service period.

The Company has not issued any non-vested stock.

(rest of page intentionally blank)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(dollars in thousands, except share and per share data)

Note 12 - Stock option plan (continued)

The following is summarized information concerning currently outstanding and exercisable options as adjusted for all stock dividends previously declared and paid:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Remaining Contractual Life	Weighted Average Exercise Price
$4.01 to $4.50	91,343	1.8 years	$4.28
$6.01 to $8.92	101,087	4.8 years	$7.69
$11.02 to $13.23	121,208	6.5 years	$12.39
$14.50 to $16.53	4,383	8.1 years	$15.76

$4.01 to $16.53	318,021	4.6 years	$8.61

Note 13 - Stockholders’ equity

The Company was initially capitalized through a public offering of its common stock, $4.00 (split adjusted to $2.14) par value per share (“Common Stock”), at $10.00 per share, which concluded in February, 1999 and resulted in a capitalization of the Company of $9,356,300. On December 22, 2006, Financial completed a follow-on offering pursuant to which it raised $5,147,000 (net of costs and expenses of $106,000). As a result of these two offerings and funds generated from operations, Financial currently has sufficient liquidity and capital with which to operate.

The Bank is subject to certain legal and regulatory restrictions on the amount of cash dividends it may declare. As of December 31, 2008, the aggregate amount of unrestricted funds which could be transferred from Financial’s subsidiaries to Financial without regulatory approval, totaled $6,878 or 28% of total consolidated stockholders’ equity.

On May 15, 2007, the Board of Directors of the Company declared a 10% stock dividend. The stock dividend was paid on July 24, 2007 to shareholders of record June 19, 2007. Following the stock dividend, the number of outstanding shares increased by 229,790. The dividend required a reclassification of retained earnings effective May 15, 2007 in the amount of $4,009. Of this amount, $497 was reclassified as common stock and $3,512 was reclassified as additional paid-in-capital. The reclassification did not change total stockholders’ equity. All per share amounts have been retroactively adjusted to reflect this dividend.

On May 20, 2008, the Board of Directors of the Company declared a 10% stock dividend. The stock dividend was paid on July 22, 2008 to shareholders of record June 17, 2008. Following the stock dividend, the number of outstanding shares increased by 255,196. The dividend required a reclassification of retained earnings effective May 20, 2008 in the amount of $4,064. Of this amount, $546 was reclassified as common stock and $3,518 was reclassified as additional paid-in-capital. The reclassification did not change total stockholders’ equity. All per share amounts have been retroactively adjusted to reflect this dividend.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2008 that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual regulatory capital amounts and ratios for December 31, 2008 and 2007 are also presented in the table below, dollars are in thousands.

As of December 31, 2008, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(dollars in thousands, except share and per share data)

Note 14 - Regulatory matters (all amounts in thousands) (continued)

On February 1, 2007, $5,000,000 of additional capital from Financial’s recent common stock offering was transferred to the Bank level in the form of a capital contribution. The capital ratios for the Company on a consolidated basis are comparable to the capital ratios of the Bank for 2008 and 2007 as set forth below:

	December 31, 2008
	(dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$27,114	10.03%	$21,636	>8.00%	$27,045	>10.00%
Tier I capital (to risk-weighted assets)	$24,255	8.97%	$10,818	>4.00%	$16,227	>6.00%
Tier I capital (leverage) (to average assets)	$24,255	7.48%	$12,975	>4.00%	$16,219	>5.00%

	December 31, 2007
	(dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$26,180	11.94%	$17,534	>8.00%	$21,918	>10.00%
Tier I capital (to risk-weighted assets)	$24,035	10.97%	$8,767	>4.00%	$13,151	>6.00%
Tier I capital (leverage) (to average assets)	$24,035	8.96%	$10,727	>4.00%	$13,409	>5.00%

Note 15 - Contingent liabilities

The Bank rents, under non-cancelable leases, three of its banking facilities and one mortgage production office. The initial term of the lease for 615 Church Street is for five years with an additional renewal term of five years. The Bank chose to accept the additional renewal period of 5 years and has 0.5 years remaining on this lease.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(dollars in thousands, except share and per share data)

Note 15 - Contingent liabilities (continued)

The Bank entered into a lease agreement for 828 Main Street with Jamesview Investments, LLC of which a Board member is a 33% owner. The initial term of the lease is 10 years with two five year renewal options for a total of 20 years. The Bank has 16.5 years remaining on this lease including option periods. The total expense to be incurred by the Bank over the course of the lease, including options to extend, is $1,837.

In December 2005, the Bank entered into a lease agreement for 4935 Boonsboro Road with Forehand Family Limited Partnership. The initial term of the lease is 5 years with two five year renewal options for a total of 15 years. The Bank has 12 years remaining on this lease including option periods.

In September 2006, the Bank entered into a lease agreement for a mortgage origination office at 14662 Moneta Road, Moneta, Virginia with Lakeland Development Corporation. The initial term of the lease is 3 years with 1 year renewal periods thereafter. The Bank has 0.8 years remaining on the initial 3 year term of the lease.

In September 2008, the Bank entered into a short-term lease agreement to lease a store front facility located at 815 Main Street, Altavista, Virginia with Finch Properties, LLC. The initial term of the lease is 6 months at which time the lease shall convert to a month to month lease for 6 additional months. The Bank will enter the month to month phase on March 1, 2009 and intends to continue the lease until July 2009 or until the Bank’s permanent facility currently under construction in Altavista has been completed and is able to be occupied.

Also in September 2008, the Bank entered into a lease agreement for a potential future branch facility located at 1152 Hendricks Store Road, Moneta, Virginia. The initial term of the lease is five years with one five year renewal option for a total of 10 years. The Bank has 4.6 years remaining on the initial five year term of the lease.

Rental expenses under operating leases were $276 and $265 for the years ended December 31, 2008 and 2007, respectively.

The current minimum annual rental commitments under the non-cancelable leases in effect at December 31, 2008 are as follows:

Year Ending	Amount
2009	$252
2010	250
2011	290
2012	295
2013	296
Thereafter	170

$1,553

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

December 31, 2008 and 2007

(dollars in thousands, except share and per share data)

Note 16 - Financial instruments with off-balance-sheet risk (continued)

Financial instruments whose contract amounts represent credit risk are as follows:

	Contract Amounts at December 31,
	2008	2007
Commitments to extend credit	$44,248	$50,725

Standby letters of credit	$3,282	$2,069

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

The Bank maintains a significant portion of its cash balances with one financial institution. At December 31, 2008 accounts at this institution were 100% secured by the Federal Deposit Insurance Corporation as a result of the temporary FDIC insurance limit increases promulgated by the Emergency Economic Stabilization Act of 2008. Uninsured balances were approximately $1,835, which consisted of the total balances in two accounts at the Federal Home Loan Bank of Atlanta, and $1,705 at December 31, 2008 and 2007, respectively.

Note 18 - Fair value measurements

The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(dollars in thousands, except share and per share data)

Note 18 - Fair value measurements (continued)

In February of 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2) which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Thus, the Company has only partially applied SFAS 157. Those items affected by FSP 157-2 include other real estate owned (OREO), goodwill and core deposit intangibles.

In October of 2008, the FASB issued Staff Position No. 157-3 (FSP 157-3) to clarify the application of SFAS 157 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements were not issued.

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under SFAS 157 based on these two types of inputs are as follows:

•	Level 1 – Valuation is based on quoted prices in active markets for identical assets and liabilities.

•

Level 2 –Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

•	Level 3 – Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2).

(rest of page intentionally blank)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(dollars in thousands, except share and per share data)

Note 18 - Fair value measurements (continued)

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

		Fair Value Measurements at December 31, 2008 Using
Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$16,136	$—	$16,136	$—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(dollars in thousands, except share and per share data)

Note 18 - Fair value measurements (continued)

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying Value at December 31, 2008
Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of valuation analysis	$8,934	$—	$8,247	$687

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

Securities

Fair values of securities, excluding Federal Reserve Bank stock, Federal Home Loan Bank stock, and Community Bankers’ Bank stock are based on quoted market prices.

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

December 31, 2008 and 2007

(dollars in thousands, except share and per share data)

Note 18 - Fair value measurements (continued)

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

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at December 31, 2008 and 2007 and therefore are not included in the table below.

(rest of page intentionally blank)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(dollars in thousands, except share and per share data)

Note 18 - Fair value measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows:

	December 31, 2008		December 31, 2007
	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$10,584	$10,584	$4,314	$4,314
Federal funds sold	5,241	5,241	—	—
Securities
Available-for-sale	16,136	16,136	25,733	25,733
Held-to-maturity	5,994	6,039	6,494	6,523
Loans, net	274,890	279,151	224,022	227,777
Interest receivable	1,624	1,624	1,515	1,515

Financial liabilities
Deposits	$268,111	$266,216	$228,723	$224,023
Federal funds purchased	—	—	5,587	5,587
FHLB borrowings	21,000	21,090	—	—
Repurchase agreements	14,339	14,339	10,542	10,542
Interest payable	302	302	405	405

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

December 31, 2008 and 2007

(dollars in thousands, except share and per share data)

Note 18 - Fair value measurements (continued)

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

Note 19 - Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) reached a consensus on Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-4”). In March 2007, the FASB reached a consensus on EITF Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-10”). Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with the employee such as the promise to maintain a life insurance policy or provide a death benefit postretirement. The Company adopted the provisions of these standards effective January 1, 2008. The adoption of these standards was not material to the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 was not material to the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(dollars in thousands, except share and per share data)

Note 19 - Impact of Recently Issued Accounting Standards (continued)

each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company adopted SFAS 159 effective January 1, 2008. The Company decided not to report any existing financial assets or liabilities at fair value that are not already reported, thus the adoption of this statement did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements, at this time.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Implementation of SAB 109 did not have a material impact on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (SAB 110). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Implementation of SAB 110 did not have a material impact on its consolidated financial statements.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(dollars in thousands, except share and per share data)

Note 19 - Impact of Recently Issued Accounting Standards (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133,” (“SFAS No. 161”). SFAS No. 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. SFAS No. 161 is effective for the Company on January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP No. 142-3 is effective for the Company on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of FSP No. 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not expect the adoption of the provision of SFAS No. 162 to have any impact on the consolidated financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 require a seller of credit derivatives to disclose information about its credit derivatives and hybrid instruments that have embedded credit derivatives to enable users of financial statements to assess their potential effect on its financial position, financial performance and cash flows. The disclosures required by FSP 133-1 and FIN 45-4 will be effective for the Company on December 31, 2008 and are not expected to have a material impact on the consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in determining the fair value of a financial asset during periods of inactive markets. FSP 157-3 was effective as of September 30, 2008 and did not have material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(dollars in thousands, except share and per share data)

Note 19 - Impact of Recently Issued Accounting Standards (continued)

variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interest in variable interest entities, adoption of the FSP will not affect the Company’s financial condition, results of operations or cash flows.

In January 2009, the FASB reached a consensus on EITF Issue 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. The FSP was effective as of December 31, 2008 and did not have a material impact on the consolidated financial statements.

(rest of page intentionally blank)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(dollars in thousands, except share and per share data)

Note 20 - Condensed Financial Statements of Parent Company

Financial information pertaining only to Bank of the James Financial Group, Inc. is as follows:

Balance Sheet

	December 31,
	2008	2007
Assets

Cash	$16	$153

Taxes receivable	81	53

Investment in subsidiaries
Bank of the James	24,179	24,028
BOTJ Investment Group, Inc.	359	290

Total investment in subsidiaries	24,538	24,318

Total assets	$24,635	$24,524

Liabilities and stockholders’ equity

Total liabilities	$—	$—

Common stock	$6,014	$5,472
Additional paid-in-capital	19,473	15,995
Retained earnings (deficit)	(776)	3,064
Accumulated other comprehensive (loss)	(76)	(7)

Total stockholders’ equity	$24,635	$24,524

Total liabilities and stockholders’ equity	$24,635	$24,524

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(dollars in thousands, except share and per share data)

Note 20 - Condensed Financial Statements of Parent Company (continued)

Statements of Income

	Year Ended December 31,
	2008	2007
Income	$1	$—

Operating expenses
Legal and professional fees	$89	$152

Net expenses	$(88)	$(152)

Allocated income tax benefits	$30	$52

(Loss) before equity in undistributed income of subsidiaries	$(58)	$(100)

Equity in undistributed income – Bank of the James	$214	$2,067
Equity in undistributed income – BOTJ Investment Group, Inc.	68	117

Net Income	$224	$2,084

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(dollars in thousands, except share and per share data)

Note 20 - Condensed Financial Statements of Parent Company (continued)

Statements of Cash Flows

	Years Ended December 31,
	2008	2007
Cash flows from operating activities
Net Income	$224	$2,084

Adjustments to reconcile net income to net cash used in operating activities:
Increase in income taxes receivable	(28)	(53)
Stock compensation expense	(7)	(12)
Equity in undistributed net (income) of Bank of the James	(214)	(2,067)
Equity in undistributed net (income) loss of BOTJ Investment Group, Inc.	(68)	(117)

Net cash used in operating activities	$(86)	$(165)

Cash flows from investing activities
Capital contribution to subsidiary Bank of the James	$—	$(5,000)
Capital contribution to subsidiary BOTJ Investment Group, Inc.	—	(100)

Net cash used in investing activities	$—	$(5,100)

Cash flows from financing activities
Acquisition of common stock	$(61)	$(23)
Proceeds from issuance of stock under stock option plan	10	295

Net cash (used in) provided by financing activities	$(51)	$271

(Decrease) in cash and cash equivalents	(137)	(4,994)

Cash and cash equivalents at beginning of period	$153	$5,147

Cash and cash equivalents at end of period	$16	$153

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2008. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2008, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A(T).	Controls and Procedures

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

There have been no significant changes during the quarter ended December 31, 2008, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Part of the response to this Item will be included in the information set forth under the headings “Information Concerning Nominees and Directors Continuing in Office,” “Corporate Governance and the Board of Directors Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Bank’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders, which Proxy Statement will be filed with the SEC within 120 days of the end of the Bank’s 2007 fiscal year (the “2009 Proxy Statement”), and such information is hereby incorporated by reference.

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

The response to this Item will be included in the information set forth under the headings “Compensation of Directors and Executive Officers,” “Outstanding Equity Awards at Fiscal Year End,” “Corporate Governance and the Board of Directors Matters,” and “Committees of the Board of Directors of Financial” in the 2009 Proxy Statement and such information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item 12 is included under “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 of this annual report on Form 10-K. The information required by this Item will be included in the information set forth under the heading “Corporate Governance and the Board of Directors Matters – Independence of Directors” and “Security Ownership of Management” in the 2009 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this Item will be included in the information set forth under the heading “Transactions with Management” in the 2008 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

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

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 26, 2009.

Signature	Capacity

/S/ Robert R. Chapman III	President (Principal Executive Officer) and Director
Robert R. Chapman III

/S/ J. Todd Scruggs	Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer) and Director
J. Todd Scruggs

/S/ Kenneth S. White	Director, Chairman
Kenneth S. White

/S/ Lewis C. Addison	Director
Lewis C. Addison

/S/ William C. Bryant III	Director
William C. Bryant III

/S/ Donna Schewel Clark	Director
Donna Schewel Clark

/S/ James F. Daly	Director
James F. Daly

/S/ Watt R. Foster, Jr.	Director
Watt R. Foster, Jr.

/S/ Donald M. Giles	Director
Donald M. Giles

/S/ Augustus A. Petticolas, Jr.	Director
Augustus A. Petticolas, Jr.

/S/ Thomas W. Pettyjohn, Jr.	Director
Thomas W. Pettyjohn, Jr.

/S/ Richard R. Zechini	Director
Richard R. Zechini

EXHIBIT INDEX

No.	Description
2.1	Agreement and Plan of Share Exchange dated October 9, 2003 between Bank of the James Financial Group, Inc. and Bank of the James, dated as of October 9, 2003 (incorporated by reference to Exhibit 2.1 to Form 8-K12g-3 filed on January 13, 2004)

3.1	Articles of Incorporation of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K12g-3 filed on January 13, 2004)

3.2	Bylaws of Bank of the James (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 18, 2006)

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-KSB filed on March 26, 2004)

10.2	Amended and Restated Stock Option Plan (incorporated by reference to Form S-8 filed on August 14, 2004)

10.3	Lease Agreement Between W.C. English, Inc. and Bank of the James (incorporated by reference to Exhibit 10.3 to Form 10-SB Registration Statement of Bank of the James filed with the Federal Reserve Board on April 18, 2000)

10.6	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003 (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on March 26, 2004)

21.1	List of subsidiaries (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)