Form 10-Q
period 2009-03-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2009-05-13
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,812,751 shares of Common Stock, par value $2.14 per share, were outstanding at May 12, 2009.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts)

	(unaudited)	(audited)
	March 31, 2009	December 31, 2008
Assets
Cash and due from banks	$11,531	$10,584
Federal funds sold	15,862	5,241

Total cash and cash equivalents	27,393	15,825

Securities held-to-maturity (fair value of $4,008 in 2008 and $6,039 in 2008)	3,994	5,994
Securities available-for-sale, at fair value	37,848	16,136
Restricted stock, at cost	2,165	2,059
Loans, net of allowance for loan losses of $3,004 in 2009 and $2,859 in 2008	287,900	274,890
Premises and equipment, net	7,615	7,290
Software, net	321	382
Interest receivable	1,898	1,624
Other real estate owned	1,940	82
Income taxes receivable	1,078	1,171
Deferred tax asset	1,307	966
Other assets	2,102	2,186

Total assets	$375,561	$328,605

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	38,196	35,778
NOW, money market and savings	174,337	127,341
Time	97,730	104,992

Total deposits	310,263	268,111

Repurchase agreements	13,193	14,339
FHLB borrowings	21,000	21,000
Capital notes	6,180	—
Interest payable	299	302
Other liabilities	457	218

Total liabilities	$351,392	$303,970

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 2,810,255 as of March 31, 2009 and December 31, 2008	6,014	6,014
Additional paid-in-capital	19,475	19,473
Accumulated other comprehensive (loss)	(738)	(76)
Retained earnings (deficit)	(582)	(776)

Total stockholders’ equity	$24,169	$24,635

Total liabilities and stockholders’ equity	$375,561	$328,605

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operation

(dollar amounts in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2009	2008
Interest Income
Loans	$4,081	$4,157
Securities
US Government and agency obligations	308	217
Mortgage backed securities	40	93
Municipals	10	15
Corporates	56	59
Federal Funds sold	6	9

Total interest income	4,501	4,550

Interest Expense
Deposits
NOW, money market savings	907	239
Time Deposits	935	1,579
Federal Funds purchased	—	45
FHLB borrowings	147	41
Reverse repurchase agreements	59	81

Total interest expense	2,048	1,985

Net interest income	2,453	2,565

Provision for loan losses	322	125

Net interest income after provision for loan losses	2,131	2,440

Other operating income
Mortgage fee income	327	320
Service charges, fees, commissions	361	254
Other	81	85
Gain on sale of securities	116	80

Total other operating income	885	739

Other operating expenses
Salaries and employee benefits	1,439	1,281
Occupancy	212	186
Equipment	271	227
Supplies	99	88
Professional, data processing, and other outside expense	336	331
Marketing	80	84
Credit expense	81	55
Loss on sale of assets	—	9
Other	210	178

Total other operating expenses	2,728	2,439

Income before income taxes	288	740

Income tax expense	94	236

Net Income	$194	$504

Weighted average shares outstanding, basic	2,810,255	2,809,848

Weighted average shares outstanding, diluted	2,858,176	2,908,404

Income per common share—basic	$0.07	$0.18

Income per common share—diluted	$0.07	$0.17

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three months ended March 31, 2009 and 2008

(dollar amounts in thousands, except per share amounts) (unaudited)

	March 31,
	2009	2008
Cash flows from operating activities
Net Income	$194	$504
Adjustments to reconcile net income to net cash (used in) provided by operating activities

Depreciation	225	174
Net amortization and accretion of premiums and discounts on securities	47	1
Gain on sale of available for sale securities	(116)	(80)
Loss on sale of assets	—	9
Provision for loan losses	322	125
Stock compensation expense	2	3
(Increase) decrease in interest receivable	(274)	38
(Increase) decrease in other assets	(1,774)	(208)
(Increase) decrease in income taxes receivable	93	—
Increase (decrease) in income taxes payable	—	236
Increase (decrease) in interest payable	(3)	24
Increase (decrease) in other liabilities	239	160

Net cash provided by (used in) operating activities	$(1,044)	$986

Cash flows from investing activities
Proceeds from maturities and calls of securities held to maturity	$2,000	$500
Purchases of securities available for sale	(31,515)	(4,273)
Proceeds from maturities and calls of securities available for sale	1,000	4,256
Proceeds from sale of securities available for sale	7,868	5,485
Purchases of Federal Home Loan Bank stock	(106)	(517)
Origination of loans, net of principal collected	(13,332)	(9,056)
Purchases of premises and equipment	(489)	(414)
Proceeds from sale of other assets	—	1

Net cash (used in) investing activities	$(34,574)	$(4,018)

Cash flows from financing activities
Net increase in deposits	$42,152	$282
Net (decrease) in federal funds purchased	—	(5,283)
Net increase (decrease) in repurchase agreements	(1,146)	1,370
Net increase in Federal Home Loan Bank advances	—	10,000
Acquisition of common stock	—	(56)
Proceeds from sale of senior capital notes	6,180	—

Net cash provided by financing activities	$47,186	$6,313

Increase in cash and cash equivalents	11,568	3,281

Cash and cash equivalents at beginning of period	15,825	4,314

Cash and cash equivalents at end of period	$27,393	$7,595

Non cash transactions
Transfer of loans to foreclosed assets	$1,858	$146
Fair value adjustment for available-for-sale securities	(1,002)	(89)

Cash transactions
Cash paid for interest	$2,051	$1,961
Cash paid for taxes	—	262

See accompanying notes to these consolidated financial statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2008. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2008 included in Financial’s Annual Report on Form 10-K. Results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Note 3 – Earnings Per Share

For the quarters ended March 31, 2009 and 2008, basic earnings per share has been computed based upon the weighted average common shares outstanding of 2,810,255 and 2,809,848, respectively. All earnings per share amounts have been adjusted to reflect the 10% stock dividend paid by Financial in July 2008 as well as all prior stock dividends.

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of Financial are considered dilutive under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following is a summary of the earnings per share calculation for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
	2009	2008
Net income	$194,000	$504,000

Weight average number of shares	2,810,255	2,809,848
Options affect of incremental shares	47,921	98,557

Weighted average diluted shares	2,858,176	2,908,404

Basic EPS (weighted avg shares)	$0.07	$0.18

Diluted EPS (including option shares)	$0.07	$0.17

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

As a result of adopting SFAS 123R on January 1, 2006, the amount of stock-based compensation included within the non-interest expense category for the three months ended March 31, 2009 is $2,000, which had no impact on basic and diluted earnings per share for the same period.

Stock option plan activity for the three months ended March 31, 2009 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value
Options outstanding, January 1, 2009	318,021	$8.61
Granted	—	—
Exercised	—	—
Forfeited	(2,820)	$12.31

Options outstanding, March 31, 2009	315,201	8.58	4.38	$354,077

Options exercisable, March 31, 2009	313,601	$8.55	4.36	$354,077

As of March 31, 2009 there was unrecognized compensation expense related to non-vested option awards in the amount of $6,000.

Note 5 – Stock Dividend

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

Note 6 – Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amend other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

	Balance as of March 31, 2009	Carrying Value at March 31, 2009
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$37,848	$—	$37,848	$—

Loans held for sale

Loans held for sale are required to be measured in a lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At March 31, 2009, the Company had no loans held for sale.

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

The following table summarizes the Company’s OREO measured at fair value on a nonrecurring basis during the period.

	Balance as of March 31, 2009	Carrying Value at March 31, 2009
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$1,940	$—	$1,754	$186

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Financial is a bank holding company with its headquarters in Lynchburg, Virginia. Financial was incorporated at the direction of Bank of the James (the “Bank”) on October 3, 2003 to serve as a bank holding company of the Bank. Financial had no business until January 1, 2004 when it acquired the common stock of the Bank through a statutory share exchange on a one-for-one basis. In addition to the Bank, Financial wholly-owns BOTJ Investment Group, Inc. (“Investment Group”) through which we offer brokerage, fixed and variable annuity products, and related services to the public through a third party broker-dealer. The Bank also wholly-owns BOTJ Insurance, Inc. (“BOTJ Insurance”) through which we act as an agent for insurance and annuity products. The Bank (and BOTJ Insurance) and the Investment Group are our only subsidiaries and primary assets. Financial conducts its business through the following lines: community banking through the Bank, insurance agency services through the BOTJ Insurance, mortgage origination through the Mortgage Division of the Bank, and securities brokerage services through Investment Group.

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

Investment Group was incorporated under the laws of the Commonwealth of Virginia in 2006. In April 2006, Investment Group began providing securities brokerage services to Bank customers and others. Investment Group provides the services through an agreement with Community Bankers’ Securities, LLC (“CB Securities”), a registered broker-dealer. Under this agreement, CB Securities will operate service centers in one or more branches of the Bank. As of the date hereof, Investment Group’s only center is located in the Church Street office. All centers will be staffed by a dual employee of Investment Group and CB Securities. Investment Group receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. As of the date hereof, Investment Group has been conducting business for approximately three years and its financial impact on the consolidated financials of the Company has been minimal. In addition, Investment Group has purchased 4.96% of CBS Holdings, LLC for $10,000. CBS Holdings is owned by approximately 11 financial institutions.

BOTJ Insurance was incorporated under the laws of the Commonwealth of Virginia in 2008. In September 2008, BOTJ Insurance began offering its services to the public from space in the Main Street Branch. Currently BOTJ Insurance is a stand-alone agency with no employees.

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

The Bank services its banking customers through nine branch locations in the Region 2000 area, including two branches that we opened in 2008:

•	On October 23, 2008, the Bank opened a branch bank location located at 1405 Ole Dominion Boulevard in the City of Bedford, Virginia, located off of Independence Boulevard (the “Bedford Branch”).

•

On November 17, 2008, the Bank opened a temporary branch at 815 Main St. in the Town of Altavista, Virginia. This branch does not have either an ATM or a drive through and therefore is not a full service branch. The Bank purchased real property located at 1110 Main Street in Altavista and intends to open a full service branch at that location as early as the second quarter of 2009.

In addition to these two recently-opened branches, the Bank also serves its customers through the following seven full service offices:

•	The main office located at 828 Main Street in Lynchburg (opened October 2004) (the “Main Street Office”),

•	A branch located at 615 Church Street in Lynchburg (the “Church Street Branch”) (opened July 1999),

•	A branch located at 5204 Fort Avenue in Lynchburg (the “Fort Hill Branch”) (opened November 2000),

•	A branch located on South Amherst Highway in Amherst County (the “Madison Heights Branch”) (opened June 2002),

•	A branch located at 17000 Forest Road in Forest (the “Forest Branch”) (opened February 2005),

•	A branch located at 4935 Boonsboro Road, Suites C and D in Lynchburg (the “Boonsboro Branch”) (opened April 2006), and

•	A branch located at 164 South Main Street, Amherst, Virginia (the “Amherst Branch”) (opened January 2007).

In addition, the Bank, through its mortgage division, originates residential mortgage loans through two offices—one located at the Forest Branch and the other located at 14662 Moneta Rd., Suite A in Moneta (opened July 2005).

Investment Group operates primarily out of its office located at the Church Street Branch.

The Bank continuously evaluates areas located within Region 2000 to identify additional viable branch locations. Based on this ongoing evaluation, the Bank may acquire one or more additional suitable sites.

Subject to regulatory approval, the Bank anticipates opening additional branches during the next two fiscal years. Although numerous factors could influence the Bank’s expansion plans, the Bank intends to open a location on property that it previously purchased at the intersection of Turnpike and Timberlake Roads, Campbell County, Virginia. The Bank has determined that the existing structures on the Timberlake site are insufficient for use as a bank branch. The Bank does not anticipate requesting approval to open a branch at this location prior to late 2009. The Bank estimates that the cost of improvements, furniture, fixtures, and equipment necessary to upfit this property will be between $1,300,000 and $1,700,000.

On September 10, 2008, the Bank has entered into a lease of certain real property located at 1152 Hendricks Store Road, Moneta, Virginia. Presently, the Bank does not conduct business at this location but is considering using the property for future expansion.

Although the Bank cannot predict with certainty the financial impact of each new branch, management generally anticipates that each new branch will become profitable within 12 to 18 months of operation.

Subject to terms acceptable to the Bank, the Bank may consider entering into sale-leaseback arrangements for one or more of its branches.

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

March 31, 2009 (in thousands)
Commitments to extend credit	$43,550
Letters of Credit	3,453

Total	$47,003

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of March 31, 2009 and December 31, 2008 and the results of operations of Financial for the three months ended March 31, 2009 and 2008. This discussion should be read in conjunction with the financial statements included elsewhere herein and should be read in the context of the length of time for which the Bank has been operating.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

March 31, 2009 as Compared to December 31, 2008

Total assets were $375,561,000 on March 31, 2009 compared with $328,605,000 at December 31, 2008, an increase of 14.29%. The increase in total assets is due in part to an increase in loans, which were funded by increased deposits and existing Federal Home Loan Bank borrowings.

Total deposits grew from $268,111,000 for the year ended December 31, 2008 to $310,263,000 on March 31, 2009, an increase of 15.72%, driven in large part by increased deposits at the Amherst Branch, Boonsboro Branch, and Forest Branch. The balance of non-FDIC insured sweep accounts (repurchase agreements) decreased to $13,193,000 on March 31, 2009 from $14,339,000 on December 31, 2008 in large part because of a decrease in interest rates paid on these accounts.

To complement deposits in funding asset growth and due to the attractive rates on these funds, the Bank has funded past asset growth with short to medium term advances from the Federal Home Loan Bank of Atlanta (FHLBA). As of March 31, 2009 and December 31, 2008, the principal balance of FHLBA borrowings was $21,000,000. On April 15, 2009, $1,000,000 of this amount matured and was repaid to FHLBA.

Loans, net of unearned income and allowance, increased to $287,900,000 on March 31, 2009 from $274,890,000 on December 31, 2008, an increase of 4.73%. Total loans increased to $290,904,000 on March 31, 2009 from $277,749,000 on December 31, 2008. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	March 31, 2009		December 31, 2008		March 31, 2008
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$56,339	19.37%	$52,842	19.03%	$47,014	19.99%
Real estate construction	41,379	14.22%	43,507	15.66%	39,929	16.98%
Real estate mortgage	144,423	49.65%	136,850	49.27%	114,654	48.75%
Consumer	45,462	15.63%	43,220	15.56%	32,339	13.75%
Other	3,301	1.13%	1,330	0.48%	1,261	0.54%

Total loans	$290,904	100.00%	$277,749	100.00%	$235,197	100.00%

Total nonperforming assets, which consist of non-accrual loans and other real estate owned (“OREO”) increased to $4,792,000 on March 31, 2009 from $3,940,000 on December 31, 2008. Non-accrual loans decreased to $2,852,000 on March 31, 2009 from $3,859,000 on December 31, 2008. Management has provided for the anticipated losses on these loans in the loan loss reserve and does not anticipate that they will have a material impact on the financial condition of the Bank. OREO represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. On December 31, 2008, the Bank was carrying one OREO property on its books at a value of $82,000. As of March 31, 2009, the Bank was carrying OREO properties on its books at a value of $1,940,000. $1,609,000 of the OREO balance is due to the purchase of a partially-developed commercial property, which the Bank purchased at foreclosure. Since March 31, 2009, the bank has entered into a contract for one of the residential properties and does not anticipate that it will incur a loss on the sale. The Bank currently is marketing these properties and anticipates that any gain or loss on the sale will not be material.

The following tables set forth information regarding impaired and non-accrual loans as of March 31, 2009 and December 31, 2008:

	Impaired & Non-Accrual Loans
	(dollars in thousands)
	March 31, 2009	December 31, 2008
Impaired loans without a valuation allowance	$9,357	$8,006
Impaired loans with a valuation allowance	10,074	10,375

Total impaired loans	$19,431	$18,381

Valuation allowance related to impaired loans	$1,519	$1,441
Total non-accrual loans	$2,852	$3,859
Total loans past due ninety days or more and still accruing	$—	$—

	Average Investment in Impaired Loans
	(dollars in thousands)
	Period Ended
	March 31, 2009	December 31, 2008
Average investment in impaired loans	$18,906	$15,703

Interest income recognized on impaired loans	$146	$860

Interest income recognized on a cash basis on impaired loans	$231	$786

No non-accrual loans were excluded from impaired loan disclosure under SFAS No. 114 at March 31, 2009 and December 31, 2008. If interest on these loans had been accrued, such income would have approximated $377,000 and $242,000, through March 31, 2009 and through December 31, 2008, respectively. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the non-performing loan totals listed above.

Cash and cash equivalents increased to $27,393,000 on March 31, 2009 from $15,825,000 on December 31, 2008. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). This increase is due in part to the proceeds from the private placement discussed below, routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, both of which are subject to fluctuations, and will contribute to variations in cash and cash equivalents and the Bank does not consider this change to be material.

Securities held-to-maturity decreased to $3,994,000 on March 31, 2009 from $5,994,000 on December 31, 2008, which resulted from the call of one security prior to maturity. Securities available-for-sale increased to $37,848,000 on March 31, 2009 from $16,136,000 on December 31, 2008. During the three months ended March 31, 2009 the Bank has received proceeds from maturities and/or calls of securities-available-for sale totaling $1,000,000 and has received proceeds from sale of securities available-for sale totaling $7,868,000. The Bank purchased $31,515,000 in securities available-for sale during the same period. The increase from December 31, 2008 in securities available-for-sale was primarily due to the investment of surplus funds, primarily from the increase in deposits, in longer term, higher yielding securities.

The following table summarizes the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of March 31, 2009 and December 31, 2008 (amounts in thousands):

	March 31, 2009			Fair Value
	Amortized Costs	Gross Unrealized
		Gains	(Losses)
Held to Maturity	$3,994	$16	$(2)	$4,008

US Gov’t & Agency obligations
Available-for sale
US Gov’t & Agency obligations	32,938	72	(280)	32,730
Mortgage-backed securities	301	—	(11)	290
Municipals	1,736	—	(36)	1,700
Other	3,991	—	(863)	3,128

	$38,966	$72	$(1,190)	$37,848

	December 31, 2008			Fair Value
	Costs	Gains	(Losses)
Held to Maturity	$5,994	$45	$—	$6,039
US Gov’t & Agency obligations
Available-for sale
US Gov’t & Agency obligations	6,994	243	—	7,237
Mortgage-backed securities	5,057	27	(54)	5,030
Municipals	718	2	(26)	694
Other	3,483	25	(333)	3,175

	$16,252	$297	$(413)	$16,136

The following table shows the gross unrealized losses and fair value of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the date indicated (amounts in thousands):

	Less than 12 months		More than 12 months		Total
March 31, 2009	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Description of securities
U.S. agency obligations	$26,610	$(282)	$—	$—	$26,610	$(282)
Mortgage-backed securities	16	—	285	(11)	301	(11)
Municipals	478	(7)	239	(29)	717	(36)
Other	507	(6)	3,484	(857)	3,991	(863)

Total temporarily impaired securities	$27,611	$(295)	$4,008	$(897)	$31,619	$(1,192)

	Less than 12 months		More than 12 months		Total
December 31, 2008	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Description of securities
Mortgage-backed securities	$2,681	$(42)	$298	$(12)	$2,979	$(54)
Corporates	—	—	1,690	(333)	1,690	(333)
Municipals	—	—	214	(26)	214	(26)

Total temporarily impaired securities	$2,681	$(42)	$2,202	$(371)	$4,883	$(413)

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

At March 31, 2009, the Company does not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. The Bank currently owns 26 securities that are being evaluated for other than temporary impairment. Nineteen of these securities are S&P rated AAA, one is S&P rated AA, and six are S&P rated A. Of these securities nineteen are obligations of government sponsored entities, two are municipal bank-qualified issues, and five are issued by publicly traded United States corporations. The securities issued by publicly traded corporations are classified as “Other” in the tables set forth above.

Based on the analysis performed by management as mandated by the Bank’s investment policy, management believes the default risk to be minimal. Because the Bank has the ability to hold securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines currently are deemed to be other-than-temporary.

At March 31, 2009, Financial had liquid assets of approximately $65,241,000 in the form of cash and available-for-sale investments. Management believes that liquid assets were adequate at March 31, 2009. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, the Bank has the ability to purchase federal funds on the open market and borrow from the Federal Reserve Bank’s discount window, if necessary.

In connection with a private placement of unregistered debt securities, Financial issued capital notes in the amount $7,000,000 (the “Notes”). Financial issued $6,180,000 of the Notes in the quarter ended March 31, 2009 and the remaining $820,000 of the Notes was issued in April 2009. The Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. The first interest payment on the Notes is due on July 1, 2009. No principal payments are due until the Notes mature on April 1, 2012 (the “Maturity Date”). On the Maturity Date the principal and all accrued but unpaid interest on the Notes will be due and payable.

On March 30, 2009, Financial contributed $5,000,000 from the proceeds of the Notes to the Bank as additional equity capital. Financial has retained the balance of the proceeds, $2,000,000, at the holding company level. Management intends to use the funds held at the holding company level for the purposes of servicing the interest payments due on the Notes and general corporate purposes. If necessary to finance additional growth, Financial may contribute additional funds to the Bank as additional equity capital.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material negative impact on Financial’s short-term or long-term liquidity.

At March 31, 2009, the Bank had a leverage ratio of 8.31%, a Tier 1 risk-based capital ratio of 10.12% and a total risk-based capital ratio of 11.15%. As of March 31, 2009 and December 31, 2008 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Analysis of Capital (in 000’s)
Tier 1 Capital:
Common stock	$3,743	$3,743
Surplus	18,319	13,317
Retained earnings	7,332	7,195

Total Tier 1 capital	$29,394	$24,255

Tier 2 Capital:
Allowance for loan losses	3,004	2,859

Total Tier 2 Capital:	3,004	2,859

Total risk-based capital	$32,398	$27,114

Risk weighted assets	$290,449	$270,451

Average total assets	$353,844	$324,386

	Actual		Regulatory Benchmarks
	March 31, 2009	December 31, 2008	For Capital Adequacy Purposes	For Well Capitalized Purposes
Capital Ratios:
Tier 1 capital to average total assets ratio (leverage ratio)	8.31%	7.48%	4.00%	5.00%
Tier 1 risk based capital ratio	10.12%	8.97%	4.00%	6.00%
Total risk-based capital ratio	11.15%	10.03%	8.00%	10.00%

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $500,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis would no longer be comparable to the capital ratios of the Bank because the proceeds of the private placement do not qualify as equity capital on a consolidated basis.

Results of Operations

Comparison of the Three Months Ended March 31, 2009 and 2008

Earnings Summary

Net income for the three months ended March 31, 2009 was $194,000 compared to a net income of $504,000 for the comparable period in 2008. Basic earnings per common share for the three months ended March 31, 2009 were $0.07 compared with $0.18 of or the same period in 2008. Fully diluted earnings per common share for the three months ended March 31, 2009 were $0.07 compared with $0.17 for the same period in 2008. All earnings per share amounts have been adjusted to reflect the 10% stock dividend paid by Financial in July 2008 as well as all prior stock dividends.

The decline in net income for the three months ended March 31, 2009 as compared to the same period in 2009 resulted primarily from the following: i) a decrease in the net interest margin; ii) an increase in loan loss provision during the quarter; and iii) the ongoing costs incurred in operating two branches were opened in the fourth quarter of 2008. Each of these factors is discussed in more detail below.

These operating results represent an annualized return on stockholders’ equity of 3.16% for the three months ended March 31, 2009, compared with an annualized return of 8.28% in the same period in 2008. The Company had an annualized return on average assets for the three months ended March 31, 2009 of 0.22% compared with an annualized return of 0.75% for the same period in 2008.

Interest Income, Interest Expense, and Net Interest Income

Interest income decreased to $4,501,000 for the three months ended March 31, 2009 from $4,550,000 for the same period in 2008, a decrease of 1.08%. Our interest income decreased despite an increase in interest earning assets because of a decrease in the rate on total average earning assets from 7.04% for the quarter ended March 31, 2008 to 5.51% for the quarter ended March 31, 2009. Although management cannot be certain, management expects that interest rates will remain near historic lows for the remainder of 2009 and may continue to negatively impact our interest income.

Despite a decrease in interest rates, interest expense increased to $2,048,000 from $1,985,000 for the three months ended March 31, 2009 from the same period in 2008, an increase of 3.17%. The increase for the three months ended March 31, 2009 was primarily attributable to a significant increase in the balance of interest bearing liabilities (discussed under “Financial Condition Summary” above), including the “2010 Savings Account” that will pay customers a minimum annual percentage yield of 3.00% through February 2010.

The fundamental source of the Bank’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three months ended March 31, 2009 was $2,453,000 compared with $2,565,000 for the same period in 2008. The net interest margin decreased to 3.00% for the three months ended March 31, 2009 from 3.97% in the same period a year ago. The decrease in net interest income for the three months ended March 31, 2009 as compared with the comparable three months in 2008 was due to the increase in interest-bearing liabilities.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I on page 23.

Non-Interest Income

Non-interest income, which is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency, increased to $769,000 (exclusive of $116,000 on the gain on sale of securities) for the three months ended March 31, 2009 from $659,000 (exclusive of $80,000 on the gain on sale of securities) for the comparable period in 2008. This increase for the three months ended March 31, 2009 as compared to the same period last year was due primarily to an increase in commissions earned by Investment Group as well as an increase in the amount and volume of mortgages originated by the Mortgage Division.

The Bank, through the Mortgage Division, originates both conforming and non-conforming consumer residential mortgage loans in the Region 2000 area. As part of the Bank’s overall risk management strategy, all of the loans originated and closed by the Mortgage Division are presold to major national mortgage banking or financial institutions. The Mortgage Division assumes no credit or interest rate risk on these mortgages. In July, 2005, the Mortgage Division opened its second mortgage origination office. This office is located in Moneta and was opened to serve the Smith Mountain Lake market. The Bank anticipates that the Moneta office will contribute minimal non-interest income during 2009.

Management anticipates that residential mortgage rates will remain near the current historic lows for the remainder of 2009. Management expects that low rates coupled with the Mortgage Division’s reputation in Region 2000 will allow us to continue to grow revenue at the Mortgage Division.

We anticipate that Investment Group and the Mortgage Division will continue to contribute additional non-interest income in the remainder of 2009.

In September, 2008, the Company began operating BOTJ Insurance, Inc. (“BOTJ Insurance”), a wholly-owned subsidiary of the Bank. Management does not expect BOTJ Insurance to have a material impact on non-interest income in the foreseeable future.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2009 increased to $2,728,000 from $2,439,000 for the comparable period in 2008. This 11.85% increase in non-interest expense from the comparable period in 2008 can be attributed to increased occupancy expenses, along with an increase in personnel expense related to the opening of our two newest branches in Altavista and Bedford. Total personnel expense increased to $1,439,000 for the three month period ended March 31, 2009 from $1,281,000 for the comparable period in 2008. Compensation for some employees of the Mortgage Division and Investment Group is commission-based and therefore subject to fluctuation. The Bank also had increases in depreciation expense, data processing fees, and other operating expenses, all of which are related to the growth of the Bank.

Allowance for Loan Losses

The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. Based on the application of the loan loss calculation, the Bank provided $322,000 to the allowance for loan loss for the three months ended March 31, 2009 compared to provision of $125,000 for the comparable period in 2008. Management believes that the current allowance for loan loss of $3,004,000 (or 1.03% of total loans) at March 31, 2009 is adequate.

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended March 31, (in thousands)
	2009	2008
Balance, beginning of period	$2,859	$2,146
Provision for loan losses	322	125
Loans charged off	(191)	(37)
Recoveries of loans charged off	14	10

Balance, end of period	$3,004	$2,244

Income Taxes

For the three months ended March 31, 2009, Financial had an income tax expense of $94,000. Based on its 2008 income tax liability, Financial made no income tax payment during the quarter ended March 31, 2009.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended March 31, 2009 and 2008

	2009			2008
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS

Loans, including fees	$283,148	$4,081	5.85%	$229,351	$4,158	7.29%
Federal funds sold	11,003	6	0.22%	1,157	9	3.13%
Securities	35,316	414	4.75%	28,274	383	5.45%
Federal agency equities	1,945	—	0.00%	1,211	—	0.00%
CBB equity	116	—	—	56	—	—

Total earning assets	331,528	4,501	5.51%	260,049	4,550	7.04%

Allowance for loan losses	(2,905)			(2,191)
Non-earning assets	25,221			14,224

Total assets	$353,844			$272,082

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	$45,885	$129	1.14%	$44,218	$198	1.80%
Savings	110,793	779	2.85%	12,024	41	1.37%
Time deposits	102,728	934	3.69%	134,928	1,579	4.71%

Total interest bearing deposits	259,406	1,842	2.88%	191,170	1,818	3.82%

Other borrowed funds
Fed funds purchased	—	—	—	4,118	45	4.40%
Repurchase agreements	13,337	59	1.82%	11,339	72	2.55%
Other borrowings	21,000	147	2.84%	7,223	50	2.78%

Total interest-bearing liabilities	293,743	2,048	2.83%	213,850	1,985	3.73%

Non-interest bearing deposits	35,894			33,244
Other liabilities	(150)			739

Total liabilities	329,486			247,832

Stockholders’ equity	24,358			24,250

Total liabilities and Stockholders equity	$353,844			$272,082

Net interest earnings		$2,453			$2,565

Net interest margin			3.00%			3.97%

Interest spread			2.68%			3.30%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.	Controls and Procedures

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

There have been no significant changes during the quarter ended March 31, 2009, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Bank is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 26, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following are filed as Exhibits to this Form 10-Q:

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2009

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2009

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 13, 2009

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: May 13, 2009	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President
(Principal Executive Officer)

Date: May 13, 2009	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2009

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2009

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 13, 2009