Form 10-Q
period 2009-06-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2009-08-12
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,953,504 shares of Common Stock, par value $2.14 per share, were outstanding at August 12, 2009.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts)

	(unaudited) 6/30/2009	(audited) 12/31/2008
Assets

Cash and due from banks	$10,811	$10,584
Federal funds sold	11,350	5,241

Total cash and cash equivalents	22,161	15,825

Securities held-to-maturity (fair value of $9,003 in 2009 and $6,039 in 2008)	9,325	5,994
Securities available-for-sale, at fair value	39,003	16,136
Restricted stock, at cost	2,315	2,059
Loans, net of allowance for loan losses of $3,323 in 2009 and $2,859 in 2008	302,423	274,890
Premises and equipment, net	8,292	7,290
Software, net	269	382
Interest receivable	1,866	1,624
Other real estate owned	2,359	82
Income taxes receivable	988	1,171
Deferred tax asset	1,456	966
Other assets	7,496	2,186

Total assets	$397,953	$328,605

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	39,573	35,778
NOW, money market and savings	195,476	127,341
Time	97,291	104,992

Total deposits	332,340	268,111

Repurchase agreements	13,895	14,339
FHLB borrowings	20,000	21,000
Capital notes	7,000	—
Interest payable	277	302
Other liabilities	364	218

Total liabilities	$373,876	$303,970

See accompanying notes to these consolidated financial statements

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 2,953,504 as of June 30, 2009 and 2,950,768 shares as of December 31, 2008	6,320	6,014
Additional paid-in-capital	20,699	19,473
Accumulated other comprehensive (loss), net	(1,027)	(76)
Retained deficit	(1,915)	(776)

Total stockholders’ equity	$24,077	$24,635

Total liabilities and stockholders’ equity	$397,953	$328,605

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(dollar amounts in thousands, except per share amounts), unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Interest Income
Loans	$4,577	$4,068	$8,658	$8,225
Securities
US Government and agency obligations	422	200	730	417
Mortgage backed securities	3	210	43	303
Municipals	21	12	31	27
Dividends	17	—	17	—
Other (Corporates)	57	128	113	187
Federal Funds sold	4	9	10	18

Total interest income	5,101	4,627	9,602	9,177

Interest Expense
Deposits
NOW, money market savings	1,109	349	2,016	588
Time Deposits	854	1,433	1,789	3,012
Federal Funds purchased	—	4	—	49
FHLB borrowings	143	136	290	177
Repurchase agreements	47	76	106	157
Capital notes	103	—	103	—

Total interest expense	2,256	1,998	4,304	3,983

Net interest income	2,845	2,629	5,298	5,194

Provision for loan losses	611	130	933	255

Net interest income after provision for loan losses	2,234	2,499	4,365	4,939

Other operating income
Mortgage fee income	413	353	740	673
Service charges, fees, commissions	252	319	613	573
Other	111	117	192	202
Gain on sale of securities	30	12	146	92

Total other operating income	806	801	1,691	1,540

See accompanying notes to these consolidated financial statements

Other operating expenses
Salaries and employee benefits	1,274	1,288	2,713	2,569
Occupancy	203	180	415	366
Equipment	253	242	524	469
Supplies	88	95	187	183
Professional, data processing, and other outside expense	351	335	687	666
Marketing	79	110	159	194
Credit expense	92	65	173	120
Loss (gain) on sale of assets	11	(2)	11	7
Other	414	199	624	377

Total other operating expenses	2,765	2,512	5,493	4,951

Income before income taxes	275	788	563	1,528

Income tax expense	90	264	184	500

Net Income	$185	$524	$379	$1,028

Income per common share - basic	$0.06	$0.18	$0.13	$0.35

Income per common share - diluted	$0.06	$0.17	$0.13	$0.33

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six months ended June 30, 2009 and 2008

(dollar amounts in thousands, except per share amounts) (unaudited)

	June 30, 2009	June 30, 2008

Cash flows from operating activities
Net Income	$379	$1,028
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation	438	361
Net amortization and accretion of premiums and discounts on securities	140	3
Gain on sale of available for sale securities	(140)	(55)
Gain on call of held to maturity securities	(6)	(37)
Loss on sale of assets	11	7
Provision for loan losses	933	255
Stock compensation expense	3	3
(Increase) in interest receivable	(242)	(97)
(Increase) in other assets	(2,586)	(367)
Decrease in income taxes receivable	183	—
Decrease in income taxes payable	—	(3)
Decrease in interest payable	(25)	—
Increase (decrease) in other liabilities	146	(173)

Net cash (used in) provided by operating activities	$(766)	$925

Cash flows from investing activities
Purchases of securities held to maturity	$(8,349)	$—
Proceeds from maturities and calls of securities held to maturity	5,000	500
Purchases of securities available for sale	(41,691)	(19,766)
Proceeds from maturities and calls of securities available for sale	9,000	6,331
Proceeds from sale of securities available for sale	8,427	5,985
Purchase of bank owned life insurance	(5,000)	—
Purchase of Federal Reserve Bank stock	(150)	(1)
Purchase of Federal Home Loan Bank stock	(106)	(1,011)
Origination of loans, net of principal collected	(28,497)	(21,351)
Purchases of premises and equipment	(1,327)	(1,108)
Proceeds from sale of other assets	—	4

Net cash used in investing activities	$(62,693)	$(30,417)

See accompanying notes to these consolidated financial statements

Cash flows from financing activities
Net increase in deposits	$64,229	$10,334
Net increase in federal funds purchased	—	1,014
Net increase (decrease) in repurchase agreements	(444)	3,604
Net increase (decrease) in Federal Home Loan Bank advances	(1,000)	21,000
Acquisition of common stock	—	(59)
Proceeds from exercise of stock options	10	—
Proceeds from sale of capital notes	7,000	—

Net cash provided by financing activities	$69,795	$35,893

Increase in cash and cash equivalents	6,336	6,401

Cash and cash equivalents at beginning of period	$15,825	$4,314

Cash and cash equivalents at end of period	$22,161	$10,715

Non cash transactions
Transfer of loans to foreclosed assets	$2,278	$404
Fair value adjustment for securities	(1,440)	(1,050)

Cash transactions
Cash paid for interest	$4,329	$3,983
Cash paid for taxes	—	553

See accompanying notes to these consolidated financial statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2008. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2008 included in Financial’s Annual Report on Form 10-K. Results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Financial’s critical accounting policy relates to the evaluation of the allowance for loan losses which is based on management’s opinion of an amount that is adequate to absorb loss in the existing loan portfolio of Bank of the James (the “Bank”), Financial’s wholly-owned subsidiary. The allowance for loan losses is established through a provision for loan loss based on available information including the composition of the loan portfolio, historical loan losses (to the extent available due to limited history), specific impaired loans, availability and quality of collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. Different assumptions used in evaluating the adequacy of the Bank’s allowance for loan losses could result in material changes in Financial’s financial condition and results of operations. The Bank’s policies with respect to the methodology for determining the allowance for loan losses involve a higher degree of complexity and require management to make subjective judgments that often require assumptions or estimates about uncertain matters. These critical policies and their assumptions are periodically reviewed with the Board of Directors.

Note 2 – Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3 – Earnings Per Share

For the quarters ended June 30, 2009 and 2008, basic earnings per share has been computed based upon the weighted average common shares outstanding of 2,953,402 and 2,948,300, respectively. All earnings per share amounts have been adjusted to reflect the 5% stock dividend paid by Financial in July 2009 as well as all prior stock dividends.

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of Financial are considered dilutive under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The following is a summary of the earnings per share calculation for the three and six months ended June 30, 2009 and 2008.

	Three months ended June 30,		Year to date June 30,
	2009	2008	2009	2008

Net income	$185,000	$524,000	$379,000	$1,028,000

Weight average number of shares	2,953,402	2,948,300	2,952,092	2,949,322
Options affect of incremental shares	64,524	112,059	56,977	121,922

Weighted average diluted shares	3,017,926	3,060,359	3,009,069	3,071,244

Basic EPS (weighted avg shares)	$0.06	$0.18	$0.13	$0.35

Diluted EPS (including option shares)	$0.06	$0.17	$0.13	$0.33

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

As a result of adopting SFAS 123R on January 1, 2006, the amount of stock-based compensation included within the non-interest expense category for the three and six months ended June 30, 2009 is $2,000 and $3,000, respectively, which had no impact on basic and diluted earnings per share for the same period.

Stock option plan activity for the six months ended June 30, 2009 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value
Options outstanding, January 1, 2009	333,923	$8.20
Granted	—	—
Exercised	(2,621)	3.82
Forfeited	(3,596)	$11.88

Options outstanding, June 30, 2009	327,706	8.20	4.16	$457,802

Options exercisable, June 30, 2009	326,603	$8.18	4.14	$457,802

As of June 30, 2009 there was unrecognized compensation expense related to non-vested option awards in the amount of $5,000.

Note 5 – Stock Dividend

On May 19, 2009, the Board of Directors of the Company declared a 5% stock dividend. The stock dividend was paid on July 21, 2009 to shareholders of record as of June 16, 2009. Following the stock dividend, the number of outstanding shares increased by approximately 141,000. The dividend required a reclassification of retained earnings effective May 19, 2009 in the amount of $1,519,000. Of this amount, $301,000 was reclassified as common stock and $1,218,000 was reclassified as additional paid-in-capital. The reclassification did not change total stockholders’ equity. All per share amounts have been retroactively adjusted to reflect this dividend.

Note 6 – Fair Value Measurements

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at June 30, 2009
Description	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$39,003	$—	$39,003	$—

Loans held for sale

Loans held for sale are required to be measured in a lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At June 30, 2009, the Company had no loans held for sale.

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

	Carrying Value at June 30, 2009
Description	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$9,386	$—	$5,058	$4,328

Financial Instruments

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Approximate	Carrying	Approximate
	Amounts	Fair Values	Amounts	Fair Values
Financial assets
Cash and due from banks	$10,811	$10,811	$10,584	$10,584
Federal funds sold	11,350	11,350	5,241	5,241
Securities
Available-for-sale	40,559	39,003	16,136	16,252
Held-to-maturity	9,325	9,003	5,994	6,039
Restricted stock	2,315	2,315	2,059	2,0 59
Loans, net	302,423	303,663	274,890	279,151
Interest receivable	1,866	1,866	1,171	1,171

Financial liabilities
Deposits	$332,340	$329,748	$268,111	$266,216
FHLB borrowings	21,000	21,191	21,000	21,090
Repurchase agreements	13,895	13,895	14,339	14,339
Capital notes	7,000	6,972	—	—
Interest payable	277	277	302	302

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

The following table summarizes the Company’s OREO measured at fair value on a nonrecurring basis during the period.

	Carrying Value at June 30, 2009
Description	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$2,359	$—	$2,034	$325

Note 7 – Capital Notes

Financial has issued capital notes in the amount $7,000,000 (the “Notes”). The Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. The first interest payment on the Notes was due on July 1, 2009. No principal payments are due until the Notes mature on April 1, 2012. On the Maturity Date the principal and all accrued but unpaid interest on the Notes will be due and payable. For the three months ended June 30, 2009, Financial accrued interest expense of approximately $103,000.

Note 8 – Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS 168 establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP. The Company does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.

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

Overview

Financial is a bank holding company with its headquarters in Lynchburg, Virginia. Financial was incorporated at the direction of Bank of the James (the “Bank”) on October 3, 2003 to serve as a bank holding company of the Bank. Financial had no business until January 1, 2004 when it acquired the common stock of the Bank through a statutory share exchange on a one-for-one basis. In addition to the Bank, Financial wholly-owns BOTJ Investment Group, Inc. (“Investment Group”) through which we offer brokerage, fixed and variable annuity products, and related services to the public through a third party broker-dealer. The Bank also wholly-owns BOTJ Insurance, Inc. (“BOTJ Insurance”) through which we act as an agent for insurance and annuity products. The Bank (and BOTJ Insurance) and the Investment Group are our only subsidiaries and primary assets. Financial conducts its business through the following lines: community banking through the Bank, insurance agency services through BOTJ Insurance, mortgage origination through the Mortgage Division of the Bank, and securities brokerage services through Investment Group.

Financial declared a 5% stock dividend on May 19, 2009 which was paid on July 21, 2009 to shareholders of record on June 16, 2009.

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

Investment Group was incorporated under the laws of the Commonwealth of Virginia in 2006. In April 2006, Investment Group began providing securities brokerage services to Bank customers and others. Investment Group provides the services through an agreement with Community Bankers’ Securities, LLC (“CB Securities”), a registered broker-dealer. Under this agreement, CB Securities will operate service centers in one or more branches of the Bank. As of the date hereof, Investment Group’s only center is located in the Church Street office. All centers will be staffed by a dual employee of Investment Group and CB Securities. Investment Group receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. As of the date hereof, Investment Group has been conducting business for approximately three years and its financial impact on the consolidated financials of the Company has been minimal. In addition, Investment Group has purchased 4.96% of CBS Holdings, LLC for $30,000. CBS Holdings is owned by approximately 11 financial institutions.

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

The Bank now services its banking customers through nine branch locations in the Region 2000 area.

On June 15, 2009, the Bank relocated its temporary branch (opened in November 2008) located at 815 Main St. in the Town of Altavista, Virginia to a new full-service branch located at 1110 Main Street in Altavista.

In addition to this recently-opened branch, the Bank also serves its customers through the following eight full service offices:

•	The main office located at 828 Main Street in Lynchburg (opened October 2004) (the “Main Street Office”),

•	A branch located at 615 Church Street in Lynchburg (the “Church Street Branch”) (opened July 1999),

•	A branch located at 5204 Fort Avenue in Lynchburg (the “Fort Avenue Branch”) (opened November 2000),

•	A branch located on South Amherst Highway in Amherst County (the “Madison Heights Branch”) (opened June 2002),

•	A branch located at 17000 Forest Road in Forest (the “Forest Branch”) (opened February 2005),

•	A branch located at 4935 Boonsboro Road, Suites C and D in Lynchburg (the “Boonsboro Branch”) (opened April 2006),

•	A branch located at 164 South Main Street, Amherst, Virginia (the “Amherst Branch”) (opened January 2007), and

•	A branch located at 1405 Ole Dominion Boulevard in the City of Bedford, Virginia, located off of Independence Boulevard (opened October 2008) (the “Bedford Branch”).

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

Subject to regulatory approval, the Bank anticipates opening additional branches during the next two fiscal years. Although numerous factors could influence the Bank’s expansion plans, the Bank intends to open a location on property that it previously purchased at the intersection of Turnpike and Timberlake Roads, Campbell County, Virginia. The Bank has determined that the existing structures on the Timberlake site are insufficient for use as a bank branch. The Bank does not anticipate requesting approval to open a branch at this location prior to 2011. The Bank estimates that the cost of improvements, furniture, fixtures, and equipment necessary to upfit this property will be between $1,300,000 and $1,700,000.

On September 10, 2008, the Bank has entered into a lease of certain real property located at 1152 Hendricks Store Road, Moneta, Virginia. Presently, the Bank does not conduct business at this location but is likely to relocate its Moneta mortgage office to this location.

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

June 30, 2009 (in thousands)
Commitments to extend credit	$44,745
Letters of Credit	3,228

Total	$47,973

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of June 30, 2009 and December 31, 2008 and the results of operations of Financial for the three and six months ended June 30, 2009 and 2008. This discussion should be read in conjunction with the financial statements included elsewhere herein and should be read in the context of the length of time for which the Bank has been operating.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

June 30, 2009 as Compared to December 31, 2008

Total assets were $397,953,000 on June 30, 2009 compared with $328,605,000 at December 31, 2008, an increase of 21.10%. The increase in total assets is due in part to an increase in loans, which were funded by increased deposits and existing Federal Home Loan Bank borrowings.

Total deposits grew from $268,111,000 for the year ended December 31, 2008 to $332,340,000 on June 30, 2009, an increase of 23.96%, driven in large part by increased deposits at the Amherst Branch, Boonsboro Branch, and Forest Branch. The balance of non-FDIC insured sweep accounts (repurchase agreements) decreased to $13,895,000 on June 30, 2009 from $14,339,000 on December 31, 2008 in large part because of a decrease in interest rates paid on these accounts.

To complement deposits in funding asset growth and due to the attractive rates on these funds, the Bank has funded past asset growth with short to medium term advances from the Federal Home Loan Bank of Atlanta (FHLBA). As of June 30, 2009, the principal balance of FHLBA borrowings was $20,000,000 as compared to $21,000,000 on December 31, 2008. On April 15, 2009, $1,000,000 of the advances matured and was repaid to FHLBA, which accounts for the decrease. An additional $10,000,000 in FHLBA advances will mature on February 5, 2010. Because of recent deposit growth, management anticipates that the Bank will not renew this advance.

Loans, net of unearned income and allowance, increased to $302,423,000 on June 30, 2009 from $274,890,000 on December 31, 2008, an increase of 10.02%. Total loans increased to $305,746,000 on June 30, 2009 from $277,749,000 on December 31, 2008. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	June 30, 2009		December 31, 2008		June 30, 2008
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$60,513	19.79%	$52,842	19.03%	$47,038	19.01%
Real estate construction	35,328	11.55%	43,507	15.66%	42,188	17.05%
Real estate mortgage	154,316	50.47%	136,850	49.27%	121,138	48.97%
Consumer	50,616	16.55%	43,220	15.56%	35,793	14.47%
Other	4,973	1.63%	1,330	0.48%	1,236	0.50%

Total loans	$305,746	100.00%	$277,749	100.00%	$247,393	100.00%

Total nonperforming assets, which consist of non-accrual loans and other real estate owned (“OREO”) increased to $4,964,000 on June 30, 2009 from $3,940,000 on December 31, 2008. Non-accrual loans decreased to $2,605,000 on June 30, 2009 from $3,859,000 on December 31, 2008. Management has provided for the anticipated losses on these loans in the loan loss reserve and does not anticipate that they will have a material impact on the financial condition of the Bank. OREO represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. On December 31, 2008, the Bank was carrying one OREO property on its books at a value of $82,000. As of June 30, 2009, the Bank was carrying OREO properties on its books at a value of $2,359,000. $1,609,000 of the OREO balance is due to the purchase of a partially-developed commercial property, which the Bank purchased at foreclosure in January. The Bank currently is marketing these properties and anticipates that any gain or loss on the sale will not be material.

The following tables set forth information regarding impaired and non-accrual loans as of June 30, 2009 and December 31, 2008:

	Impaired & Non-Accrual Loans
	(dollars in thousands)
	June 30, 2009	December 31, 2008

Impaired loans without a valuation allowance	$17,185	$8,006
Impaired loans with a valuation allowance	9,386	10,375

Total impaired loans	$26,571	$18,381

Valuation allowance related to impaired loans	$1,737	$1,441
Total non-accrual loans	$2,605	$3,859
Total loans past due ninety days or more and still accruing	$—	$—

	Average Investment in Impaired Loans
	(dollars in thousands)
	Period Ended
	June 30, 2009	December 31, 2008

Average investment in impaired loans	$21,461	$15,703

Interest income recognized on impaired loans	$99	$860

Interest income recognized on a cash basis on impaired loans	$188	$786

No non-accrual loans were excluded from impaired loan disclosure under SFAS No. 114 at June 30, 2009 and December 31, 2008. If interest on these loans had been accrued, such income would have approximated $444,000 and $242,000, through June 30, 2009 and through December 31, 2008, respectively. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the non-performing loan totals listed above.

Cash and cash equivalents increased to $22,161,000 on June 30, 2009 from $15,825,000 on December 31, 2008. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). This increase is due in part to the proceeds from the private placement discussed below, routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, both of which are subject to fluctuations, and will contribute to variations in cash and cash equivalents and the Bank does not consider this change to be material.

Securities held-to-maturity increased to $9,325,000 on June 30, 2009 from $5,994,000 on December 31, 2008. Securities available-for-sale increased to $39,003,000 on June 30, 2009 from $16,136,000 on December 31, 2008. During the six months ended June 30, 2009 the Bank has received proceeds from maturities and/or calls of securities-available-for sale totaling $9,000,000 and has received proceeds from sale of securities available-for sale totaling $8,427,000. The Bank purchased $41,691,000 in securities available-for sale during the same period. The increase from December 31, 2008 in both securities held-to-maturity and securities available-for-sale was primarily due to the investment of surplus funds, primarily from the increase in deposits, in longer term, higher yielding securities.

The following table summarizes the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of June 30, 2009 and December 31, 2008 (amounts in thousands):

	June 30, 2009
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held to Maturity
US Gov’t & Agency obligations	$9,325	$—	$(322)	$9,003

Available-for sale
US Gov’t & Agency obligations	35,071	7	(936)	34,142
Mortgage-backed securities	272	—	(9)	263
Municipals	1,227	28	(28)	1,227
Other	3,989	—	(618)	3,371

	$40,559	$35	$(1,591)	$39,003

	December 31, 2008
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held to Maturity
US Gov’t & Agency obligations	$5,994	$45	$—	$6,039

Available-for sale
US Gov’t & Agency obligations	6,994	243	—	7,237
Mortgage-backed securities	5,057	27	(54)	5,030
Municipals	718	2	(26)	694
Other	3,483	25	(333)	3,175

	$16,252	$297	$(413)	$16,136

The following table shows the gross unrealized losses and fair value of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the date indicated (amounts in thousands):

	Less than 12 months		More than 12 months		Total
June 30, 2009	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Description of securities

U.S. agency obligations	$41,072	$(1,258)	$—	$—	$41,072	$(1,258)
Mortgage-backed securities	15	—	248	(9)	263	(9)
Municipals	—	—	211	(28)	211	(28)
Other	501	(3)	2,870	(615)	3,371	(618)

Total temporarily impaired securities	$41,588	$(1,261)	$3,329	$(652)	$44,917	$(1,913)

	Less than 12 months		More than 12 months		Total
December 31, 2008	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Description of securities
Mortgage-backed securities	$2,723	$(42)	$310	$(12)	$3,033	$(54)
Corporates	—	—	2,023	(333)	2,023	(333)
Municipals	—	—	239	(26)	239	(26)

Total temporarily impaired securities	$2,723	$(42)	$2,572	$(371)	$5,295	$(413)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and may do so more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the intent of Financial, if any, to sell the security; (4) whether Financial more likely than not will be required to sell the security before recovering its cost; and (5) whether Financial does not expect to recover the security’s entire amortized cost basis (even if Financial does not intend to sell the security).

At June 30, 2009, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of June 30, 2009, the Bank owned 29 securities that were being evaluated for other than temporary impairment. Twenty-three of these securities were S&P rated AAA and six were S&P rated A. As of June 30, 2009, 23 of these securities were obligations of government sponsored entities, one was a municipal bank-qualified issue, and five were issued by publicly traded United States corporations. The securities issued by publicly traded corporations are classified as “Other” in the tables set forth above. One of the securities issued by a publicly traded United States corporation was downgraded below investment grade status on July 13, 2009. Following this downgrade, the Bank liquidated its holding and recognized a pre-tax loss of approximately $227,000.

Based on the analysis performed by management as mandated by the Bank’s investment policy, management believes the default risk to be minimal. Because the Bank has the ability to hold securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines currently are deemed to be other-than-temporary.

Financial’s investment in FHLBA stock totaled $1,536,000 at June 30, 2009. FLHBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLBA’s temporary suspension of cash dividend payments and repurchase of excess capital stock in 2009, Financial does not consider this investment to be other-than-temporarily impaired at June 30, 2009 and no impairment has been recognized.

At June 30, 2009, Financial had liquid assets of approximately $61,164,000 in the form of cash and available-for-sale investments. Management believes that liquid assets were adequate at June 30,

2009. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, the Bank has the ability to purchase federal funds on the open market and borrow from the Federal Reserve Bank’s discount window, if necessary.

In connection with a private placement of unregistered debt securities, Financial issued capital notes in the amount $7,000,000 (the “Notes”). Financial issued $6,180,000 of the Notes in the quarter ended March 31, 2009 and the remaining $820,000 of the Notes was issued in April 2009. The Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. The first interest payment on the Notes was due on July 1, 2009. No principal payments are due until the Notes mature on April 1, 2012 (the “Maturity Date”). On the Maturity Date the principal and all accrued but unpaid interest on the Notes will be due and payable.

On March 30, 2009, Financial contributed $5,000,000 from the proceeds of the Notes to the Bank as additional equity capital. Financial has retained the balance of the proceeds, $2,000,000, at the holding company level. Management intends to use the funds held at the holding company level for the purposes of servicing the interest payments due on the Notes and general corporate purposes. If necessary to finance additional growth, Financial may contribute additional funds to the Bank as additional equity capital. During the three months ended June 30, 2009, Financial made interest payment on the Notes totaling $103,000.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material negative impact on Financial’s short-term or long-term liquidity.

At June 30, 2009, the Bank had a leverage ratio of 7.77%, a Tier 1 risk-based capital ratio of 9.61% and a total risk-based capital ratio of 10.68%. As of June 30, 2009 and December 31, 2008 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of June 30, 2009 and December 31, 2008:

Analysis of Capital (in 000’s)	June 30, 2009	December 31, 2008
Tier 1 Capital:
Common stock	$3,743	$3,743
Surplus	18,320	13,317
Retained earnings	7,587	7,195

Total Tier 1 capital	$29,650	$24,255

Tier 2 Capital:
Allowance for loan losses	3,323	2,859

Total Tier 2 Capital:	3,323	2,859

Total risk-based capital	$32,973	$27,114

Risk weighted assets	$308,636	$270,451

Average total assets	$381,808	$324,386

	Actual		Regulatory Benchmarks
Capital Ratios:	June 30, 2009	December 31, 2008	For Capital Adequacy Purposes	For Well Capitalized Purposes
Tier 1 capital to average total assets ratio (leverage ratio)	7.77%	7.48%	4.00%	5.00%
Tier 1 risk based capital ratio	9.61%	8.97%	4.00%	6.00%
Total risk-based capital ratio	10.68%	10.03%	8.00%	10.00%

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2009 and 2008

Earnings Summary

Net income for the three and six months ended June 30, 2009 was $185,000 and $379,000, respectively, compared to a net income of $524,000 and $1,028,000 for the comparable periods in 2008. Basic earnings per common share for the three and six months ended June 30, 2009 were $0.06 and $0.13, respectively compared with $0.18 and $0.35 for the same periods in 2008. Fully diluted earnings per common share for the three and six months ended June 30, 2009 were $0.06 and $0.13, respectively, compared with $0.17 and $0.33 for the same periods in 2008. All earnings per share amounts have been adjusted to reflect the 5% stock dividend paid by Financial in July 2009 as well as all prior stock dividends.

The decline in net income for the three and six months ended June 30, 2009 as compared to the same periods in 2009 resulted primarily from the following: i) a decrease in the net interest margin; ii) an increase in loan loss provision during the quarter; iii) the ongoing costs incurred in operating two branches which were opened in the fourth quarter of 2008; and iv) a special 5% assessment by the FDIC. Each of these factors is discussed in more detail below.

These operating results represent an annualized return on stockholders’ equity of 3.07% and 3.13% for the three and six months ended June 30, 2009, compared with an annualized return of 8.47% and 8.38% in the same period in 2008. The Company had an annualized return on average assets for the three and six months ended June 30, 2009 of 0.19% and 0.21% respectively, compared with an annualized return of 0.71% and 0.73% for the same period in 2008.

Interest Income, Interest Expense, and Net Interest Income

Interest income increased to $5,101,000 and $9,602,000 for the three and six months ended June 30, 2009 from $4,627,000 and $9,177,000 for the same periods in 2008, an increase of 10.24% and 4.63% from the same periods in 2008. Despite a decrease in the rate on total average earning assets from 6.64% and 6.86% for the three and six month periods ended June 30, 2008 to 5.69% and 5.60% for the three and six months ended June 30, 2009, interest income increased due in part to an increase in interest earning assets. Although management cannot be certain, management expects that interest rates will remain near historic lows for the remainder of 2009 and may continue to negatively impact our interest income.

Despite a decrease in interest rates, interest expense increased to $2,256,000 and $4,304,000 from $1,998,000 and $3,983,000 for the three and six months ended June 30, 2009 from the same period in

2008, an increase of 12.91% and 8.06%, respectively. The increase for the three and six months ended June 30, 2009 was primarily attributable to a significant increase in the balance of interest bearing liabilities (discussed under “Financial Condition Summary” above), including the “2010 Savings Account” that will pay customers a minimum annual percentage yield of 3.00% through February 2010.

The fundamental source of the Bank’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and six months ended June 30, 2009 was $2,845,000 and $5,298,000 compared with $2,629,000 and $5,194,000 for the same period in 2008. The net interest margin decreased to 3.17% and 3.09% for the three and six months ended June 30, 2009 from 3.77% and 3.88% in the same periods a year ago. The decrease in net interest income for the three and six months ended June 30, 2009 as compared with the comparable three and six months in 2008 was due to the increase in interest-bearing liabilities.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I on page 27.

Non-Interest Income

Non-interest income, which is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency, decreased to $776,000 (exclusive of $30,000 on the gain on sale of securities) for the three months ended June 30, 2009 from $789,000 (exclusive of $12,000 on the gain on sale of securities). For the six months ended June 30, 2009, non-interest income increased to $1,545,000 (exclusive of $146,000 on the gain on sale of securities) from $1,448,000 (exclusive of $92,000 on the gain on sale of securities) for the comparable period in 2008. This increase for the six months ended June 30, 2009 as compared to the same period last year was due primarily to an increase in commissions earned by Investment Group as well as an increase in the amount and volume of mortgages originated by the Mortgage Division.

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

Management anticipates that residential mortgage rates will remain near the current historic lows for the remainder of 2009. Management expects that low rates coupled with the Mortgage Division’s reputation in Region 2000 will allow us to continue to grow revenue at the Mortgage Division. In addition, loan origination has increased in part due to the temporary tax credit available to qualified first-time home buyers. The credit is scheduled to expire on December 1, 2009. Management believes the availability of this credit will continue to have a positive impact on loan volume.

We anticipate that Investment Group and the Mortgage Division will continue to contribute additional non-interest income in the remainder of 2009.

In September, 2008, the Company began operating BOTJ Insurance, Inc. (“BOTJ Insurance”), a wholly-owned subsidiary of the Bank. Management does not expect BOTJ Insurance to have a material impact on non-interest income in the foreseeable future.

Non-Interest Expense

Non-interest expense for the three and six months ended June 30, 2009 increased to $2,765,000 and $5,493,000 from $2,512,000 and $4,951,000 for the comparable periods in 2008. These 10.1% and 10.9% increases in non-interest expense from the comparable periods in 2008 can be attributed to increased occupancy expenses, and an increase in the FDIC assessment.

Total personnel expense was $1,274,000 and $2,713,000 for the three and six month periods ended June 30, 2009 as compared to $1,288,000 and $2,569,000 for the same periods in 2008. Compensation for some employees of the Mortgage Division and Investment Group is commission-based and therefore subject to fluctuation. In addition, the application of FAS 91 had the effect of reducing personnel expense. FAS 91 requires the incremental direct costs of originating and closing a loan to be deferred and amortized over the life of the loan adjusting the net yield. This deferral of loan costs had the effect of reducing salary expense by $373,000 and $599,000 for the three and six month ended June 30, 2009 as compared with $206,000 and $388,000 for the same periods in 2008. After adding back the cost deferral under FAS 91, our total salary and benefit expense increased by $153,000 and $355,000 for the three and six month periods ended June 30, 2009 from the comparable periods in 2008.

The Bank also had increases in depreciation expense, data processing fees, and other operating expenses, all of which are related to the growth of the Bank.

During the quarter ended June 30, 2009, the FDIC Assessment expense increased to $274,000 due in large part to an additional accrual of $180,000 to cover the FDIC special assessment of 5 basis points payable in September 2009, as well as an increase in FDIC insured covered deposits and the increase in deposits during the period. Regular quarterly FDIC Assessment payments have also increased because i) FDIC coverage on accounts has increased from $100,000 to $250,000; and ii) the FDIC is charging additional premiums for participation in the Transactional Account Guarantee Program. (TAGP).

Allowance for Loan Losses

The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. Based on the application of the loan loss calculation, the Bank provided $611,000 and $933,000 to the allowance for loan loss for the three and six months ended June 30, 2009 compared to provision of $130,000 and $255,000 for the comparable periods in 2008.

The increase in the loan loss reserve was due to the following two factors:

•

Management adjusted the unallocated portion of the loan loss reserve (FAS 5) to account for current economic factors. The results of the adjustment required management to increase the loan loss provision.

•

In light of the current economic environment, management continued its ongoing assessment of specific impairment in the Bank’s loan portfolio (FAS 114). The results of this assessment required management to increase the loan loss provision.

Management believes that the current allowance for loan loss of $3,323,000 (or 1.09% of total loans) at June 30, 2009 is adequate.

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended June 30, (in thousands)		Six months ended June 30, (in thousands)
	2009	2008	2009	2008

Balance, beginning of period	$3,004	$2,244	$2,859	$2,146
Provision for loan losses	611	130	933	255
Loans charged off	(309)	(112)	(500)	(149)
Recoveries of loans charged off	17	13	31	23

Net Charge Offs	(292)	(99)	(469)	(126)

Balance, end of period	$3,323	$2,275	$3,323	$2,275

Income Taxes

For the three months ended June 30, 2009, Financial had an income tax expense of $90,000. Because of taxes receivable from the IRS, Financial made no income tax payment during the quarter ended June 30, 2009.

Legislation

The FDIC has imposed an emergency special assessment of 5 basis points on all insured financial institutions, based on assets minus Tier 1 capital as of June 30, 2009. This special assessment which was accrued and expensed in the second quarter is payable by us on September 30, 2009. Based on our total assets less Tier 1 capital as of June 30, 2009, our special assessment, was approximately $180,000. The FDIC has indicated that an additional special assessment of up to 5 basis points is probable by year end to maintain public confidence in federal deposit insurance.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended June 30, 2009 and 2008

	2009			2008
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS

Loans, including fees	$299,498	$4,577	6.13%	$238,770	$4,067	6.83%
Federal funds sold	11,229	4	0.18%	1,690	9	2.14%
Securities	46,708	503	4.31%	37,237	506	5.45%
Federal agency equities	2,150	17	3.17%	1,866	45	9.67%
CBB equity	116	—	—	56	—	—

Total earning assets	359,701	5,101	5.69%	279,619	4,627	6.64%

Allowance for loan losses	(3,058)			(2,260)
Non-earning assets	27,858			17,579

Total assets	$384,501			$294,938

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	$44,333	$124	1.11%	$39,601	$152	1.54%
Savings	138,914	985	2.84%	32,606	197	2.42%
Time deposits	96,569	854	3.55%	129,873	1,433	4.43%

Total interest bearing deposits	279,816	1,963	2.81%	202,080	1,782	3.54%

Other borrowed funds
Fed funds purchased	—	—	0.00%	714	4	2.25%
Repurchase agreements	12,751	47	1.45%	12,790	76	2.38%
Other borrowings	20,154	143	2.85%	19,325	136	2.82%
Capital notes	6,884	103	6.00%	—	—	—

Total interest-bearing liabilities	312,721	2,152	2.76%	234,909	1,998	3.41%

Non-interest bearing deposits	39,986			34,680
Other liabilities	108			664

Total liabilities	359,699			270,253

Stockholders’ equity	24,802			24,685

Total liabilities and Stockholders equity	$384,501			$294,938

Net interest earnings		$2,846			$2,629

Net interest margin			3.17%			3.77%

Interest spread			2.86%			3.23%

Net Interest Margin Analysis

Average Balance Sheets

For the Six Months Ended June 30, 2009 and 2008

	2009			2008
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS

Loans, including fees	$291,368	$8,658	5.99%	$234,061	$8,225	7.09%
Federal funds sold	11,125	10	0.20%	1,424	18	2.55%
Securities	41,044	917	4.50%	32,756	889	5.47%
Federal agency equities	2,048	17	1.67%	1,539	45	5.90%
CBB equity	116	—	—	56	—	—

Total earning assets	345,701	9,602	5.60%	269,836	9,177	6.86%

Allowance for loan losses	(2,983)			(2,226)
Non-earning assets	26,882			15,894

Total assets	$369,600			$283,504

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	$45,087	$252	1.13%	$41,889	$350	1.68%
Savings	124,932	1,764	2.85%	22,315	238	2.15%
Time deposits	99,631	1,789	3.62%	132,400	3,012	4.59%

Total interest bearing deposits	269,650	3,805	2.85%	196,604	3,600	3.69%

Other borrowed funds
Fed funds purchased	—	—	—	2,409	49	4.10%
Repurchase agreements	13,042	106	1.64%	12,065	149	2.49%
Other borrowings	20,575	290	2.84%	13,274	185	2.81%
Capital notes	3,495	103	5.94	—	—	—

Total interest-bearing liabilities	306,762	4,304	2.83%	224,352	3,983	3.58%

Non-interest bearing deposits	37,969			33,983
Other liabilities	(21)			702

Total liabilities	344,710			259,037

Stockholders’ equity	24,890			24,467

Total liabilities and Stockholders equity	$369,600			$283,504

Net interest earnings		$5,298			$5,194

Net interest margin			3.09%			3.88%

Interest spread			2.77%			3.28%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.	Controls and Procedures

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

There have been no significant changes during the quarter ended June 30, 2009, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

(a) The Bank held its annual meeting of shareholders on May 19, 2009 at 4:00 p.m. in Lynchburg, Virginia.

(b) At the annual meeting, the shareholders elected the following directors:

Lewis C. Addison

William C. Bryant III

J. Todd Scruggs

The terms of the following directors continued after the term of the meeting:

Robert R. Chapman III

Donna Schewel Clark

James F. Daly

Donald M. Giles

Watt R. Foster, Jr.

Augustus A. Petticolas, Jr.

Thomas W. Pettyjohn, Jr.

Richard R. Zechini

(c) The following summarizes all matters voted upon at this meeting

The following directors were elected for terms expiring at the 2012 annual meeting. The number of votes cast was as follows:

Name of Nominee	For	Against	Abstain	Broker Non-Votes
Lewis C. Addison	2,012,924	0	37,901	0
William C. Bryant III	2,010,531	0	40,294	0
J. Todd Scruggs	1,991,403	0	59,422	0

The shareholders approved an amendment of the Articles of Incorporation to authorize the issuance of 1,000,0000 shares of preferred stock. The number of votes cast was as follows:

For	Against	Abstain	Broker Non Votes
1,448,475	98,384	17,434	486,532

The shareholders approved an amendment to amend the Articles of Incorporation to authorize the size of the board to be fixed in the Company’s bylaws. The number of votes cast was as follows:

For	Against	Abstain	Broker Non Votes
1,980,786	64,251	5,787	1

The shareholders approved a ratification of the appointment of the Company’s independent registered public account firm for the fiscal year ending on December 31, 2008. The number of votes cast was as follows:

For	Against	Abstain	Broker Non Votes
2,044,977	2,585	3,662	1

(d) Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following are filed as Exhibits to this Form 10-Q:

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2009

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2009

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 12, 2009

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: August 12, 2009	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President (Principal Executive Officer)

Date: August 12, 2009	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2009

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2009

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 12, 2009