Form 10-Q
period 2009-09-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2009-11-13
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,990,788 shares of Common Stock, par value $2.14 per share, were outstanding at November 13, 2009.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts)

	(unaudited)	(audited)
	9/30/2009	12/31/2008
Assets
Cash and due from banks	$10,768	$10,584
Federal funds sold	19,080	5,241

Total cash and cash equivalents	29,848	15,825

Securities held-to-maturity (fair value of $16,014 in 2009 and $6,039 in 2008)	16,116	5,994
Securities available-for-sale, at fair value	44,809	16,136
Restricted stock, at cost	2,315	2,059
Loans, net of allowance for loan losses of $5,300 in 2009 and $2,859 in 2008	310,370	274,890
Premises and equipment, net	8,183	7,290
Software, net	265	382
Interest receivable	2,189	1,624
Other real estate owned	2,305	82
Income taxes receivable	1,612	1,171
Deferred tax asset	1,018	966
Other assets	7,573	2,186

Total assets	$426,603	$328,605

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	39,873	35,778
NOW, money market and savings	230,277	127,341
Time	94,141	104,992

Total deposits	364,291	268,111

Repurchase agreements	11,080	14,339
FHLB borrowings	20,000	21,000
Capital notes	7,000	—
Interest payable	243	302
Other liabilities	258	218

Total liabilities	$402,872	$303,970

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 2,954,887 as of September 30, 2009 and 2,950,768 shares as of December 31, 2008	6,323	6,014
Additional paid-in-capital	20,704	19,473
Accumulated other comprehensive (loss), net	(176)	(76)
Retained earnings (deficit)	(3,120)	(776)

Total stockholders’ equity	$23,731	$24,635

Total liabilities and stockholders’ equity	$426,603	$328,605

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(dollar amounts in thousands, except per share amounts), unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Interest Income
Loans	$4,790	$4,182	$13,448	$12,407
Securities
US Government and agency obligations	488	206	1,218	623
Mortgage backed securities	2	225	45	528
Municipals	21	6	52	33
Dividends	3	—	20	—
Other (Corporates)	51	105	164	292
Federal Funds sold	10	—	20	18

Total interest income	5,365	4,724	14,967	13,901

Interest Expense
Deposits
NOW, money market savings	1,337	512	3,353	1,100
Time Deposits	812	1,236	2,601	4,248
Federal Funds purchased	—	25	—	74
FHLB borrowings	144	149	434	326
Repurchase agreements	45	105	151	262
Capital notes	105	—	208	—

Total interest expense	2,443	2,027	6,747	6,010

Net interest income	2,922	2,697	8,220	7,891

Provision for loan losses	2,500	218	3,433	473

Net interest income after provision for loan losses	422	2,479	4,787	7,418

Other operating income
Mortgage fee income	303	272	1,043	945
Service charges, fees, commissions	204	245	817	818
Other	109	88	301	290
Gain (loss) on sale of securities	(149)	1	(3)	93
Temporary impairment of securities	—	(1,723)	—	(1,723)

Total other operating income (loss)	467	(1,117)	2,158	423

Other operating expenses
Salaries and employee benefits	1,286	1,261	3,999	3,830
Occupancy	250	178	665	544
Equipment	259	249	783	718
Supplies	97	93	284	276
Professional, data processing, and other outside expense	369	312	1,056	978
Marketing	78	107	237	301
Credit expense	95	55	268	175
Loss (gain) on sale of assets	10	(1)	21	6
FDIC assessments	138	42	502	126
Other	136	158	396	451

Total other operating expenses	2,718	2,454	8,211	7,405

Income (loss) before income taxes	(1,829)	(1,092)	(1,266)	436

Income tax expense (benefit)	(625)	213	(441)	713

Net Income (loss)	$(1,204)	$(1,305)	$(825)	$(277)

Weighted average shares outstanding	2,954,375	2,950,212	2,952,864	2,949,621

Income (loss) per common share – basic	$(0.41)	$(0.44)	$(0.28)	$(0.09)

Income (loss) per common share – diluted	$(0.41)	$(0.44)	$(0.28)	$(0.09)

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine months ended September 30, 2009 and 2008

(dollar amounts in thousands, except per share amounts) (unaudited)

	2009	2008
Cash flows from operating activities
Net Income (loss)	$(825)	$(277)
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities

Depreciation	655	559
Net amortization and accretion of premiums and discounts on securities	324	9
(Gain) loss on sale of available-for sale securities	17	(56)
(Gain) on call of held to maturity securities	(14)	(37)
Loss on sale of assets	21	7
Provision for loan losses	3,433	473
Stock compensation expense	5	3
Other than temporary impairment on securities	—	1,723
(Increase) decrease in interest receivable	(565)	(113)
(Increase) decrease in other assets	(2,631)	(200)
(Increase) decrease in income taxes receivable	(441)	—
Increase (decrease) in income taxes payable	—	(87)
Increase (decrease) in interest payable	(59)	(56)
Increase (decrease) in other liabilities	$40	$(31)

Net cash provided by (used in) operating activities	$(40)	$1,917

Cash flows from investing activities
Purchases of securities held to maturity	$(16,194)	$—
Proceeds from maturities and calls of securities held to maturity	6,000	500
Purchases of securities available-for sale	(52,630)	(20,904)
Proceeds from maturities and calls of securities available-for sale	9,000	6,581
Proceeds from sale of securities available for sale	14,550	7,268
Purchases of bank owned life insurance	(5,000)	—
Purchase of Federal Reserve Bank stock	(150)	(1)
Purchases of Federal Home Loan Bank stock	(106)	(1,011)
Origination of loans, net of principal collected	(38,976)	(35,477)
Recoveries on loans charged off	63	33
Purchases of premises and equipment	(1,431)	(1,964)
Proceeds from sale of other assets	—	(5)

Net cash used in investing activities	$(84,874)	$(44,980)

Cash flows from financing activities
Net increase in deposits	$96,180	$20,629
Net increase (decrease) in federal funds purchased	—	4,383
Net increase (decrease) in repurchase agreements	(3,259)	5,390
Net increase (decrease) in Federal Home Loan Bank advances	(1,000)	21,000
Acquisition of common stock	—	(59)
Proceeds from exercise of stock options	16	11
Proceeds from sale of senior capital notes	7,000	—

Net cash provided by financing activities	$98,937	$51,354

Increase in cash and cash equivalents	14,023	8,291

Cash and cash equivalents at beginning of period	$15,825	$4,314

Cash and cash equivalents at end of period	$29,848	$12,605

Non cash transactions
Transfer of loans to foreclosed assets	$2,224	$187
Fair value adjustment for securities available for sale	(151)	(1,266)

Cash transactions
Cash paid for interest	$6,806	$6,066
Cash paid for taxes	—	809

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2008. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2008 included in Financial’s Annual Report on Form 10-K. Results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of Financial are considered dilutive. The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30,		Year to date September 30,
	2009	2008	2009	2008
Net income (loss)	$(1,204,000)	$(1,305,000)	$(825,000)	$(277,000)

Weighted average number of shares	2,954,375	2,950,212	2,952,864	2,949,621
Options affect of incremental shares	—	—	—	—

Weighted average diluted shares	2,954,375	2,950,212	2,952,864	2,949,621

Basic EPS (weighted avg shares)	$(0.41)	$(0.44)	$(0.28)	$(0.09)

Diluted EPS (including option shares)	$(0.41)	$(0.44)	$(0.28)	$(0.09)

The incremental shares associated with option shares, which were 56,249 and 118,980 for the three months ended September 30, 2009 and 2008, respectively, and 56,379 and 110,309 for the nine months ended September 30, 2009 and 2008, respectively, were not included in calculating the diluted earnings per share because the Company had a net loss for the three and nine months ended September 30, 2009 and 2008 and consequently their effect was anti-dilutive.

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant. The current accounting standard was effective January 1, 2006 and used a modified prospective method and as such, results for prior periods have not been restated. Prior to January 1, 2006, no compensation expense was recognized by the Company for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant. The Company has not issued any restricted stock.

As a result of current accounting standards, the amount of stock-based compensation included within the non-interest expense category for the three and nine months ended September 30, 2009 is $2,000 and $5,000, respectively, which had no impact on basic and diluted earnings per share for the same period.

Stock option plan activity for the nine months ended September 30, 2009 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value
Options outstanding, January 1, 2009	333,923	$8.20
Granted	—	N/A
Exercised	(3,930)	3.98
Forfeited	(3,596)	$11.88

Options outstanding, September 30, 2009	326,397	8.21	3.91	$453,011

Options exercisable, September 30, 2009	325,557	$8.20	3.90	$453,011

As of September 30, 2009 there was unrecognized compensation expense related to non-vested option awards in the amount of $5,000.

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

Note 6 – Fair Value Measurements

ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying Value at September 30, 2009
Description	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$44,809	$—	$44,809	$—

Loans held for sale

Loans held for sale are required to be measured in a lower of cost or fair value. Under ASC 820, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At September 30, 2009, the Company had no loans held for sale.

Impaired loans

ASC 820 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of ASC 820.

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period.

		Carrying Value at September 30, 2009
Description	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$14,504	$—	$3,288	$11,216
Other real estate owned	$2,305	$—	$2,034	$271

Financial Instruments

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$10,768	$10,768	$10,584	$10,584
Federal funds sold	19,080	19,080	5,241	5,241
Securities
Available-for-sale	44,809	44,809	16,136	16,136
Held-to-maturity	16,116	16,014	5,994	6,039
Restricted stock	2,315	2,315	2,059	2,059
Loans, net	310,370	312,263	274,890	279,151
Interest receivable	2,189	2,189	1,624	1,624

Financial liabilities
Deposits	$364,291	$362,542	$268,111	$266,216
FHLB borrowings	20,000	20,164	21,000	21,090
Repurchase agreements	11,080	11,080	14,339	14,339
Capital notes	7,000	6,945	—	—
Interest payable	243	243	302	302

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

Note 7 – Capital Notes

Financial has issued capital notes in the amount $7,000,000 (the “Notes”). The Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. The first interest payment on the Notes was due on July 1, 2009. No principal payments are due until the Notes mature on April 1, 2012. On the Maturity Date the principal and all accrued but unpaid interest on the Notes will be due and payable. For the three months ended September 30, 2009, Financial accrued interest expense of approximately $105,000.

Note 8 – Investments

The following table summarizes the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of September 30, 2009 and December 31, 2008 (amounts in thousands):

	September 30, 2009
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	(Losses)
Held to Maturity
US Gov’t & Agency obligations	$16,116	$15	$(117)	$16,014

Available-for sale
US Gov’t & Agency obligations	39,454	124	(329)	39,249
Mortgage-backed securities	244	—	(8)	236
Municipals	1,879	11	(15)	1,875
Other	3,499	—	(50)	3,449

	$45,076	$135	$(402)	$44,809

	December 31, 2008
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	(Losses)
Held to Maturity
US Gov’t & Agency obligations	$5,994	$45	$—	$6,039

Available-for sale
US Gov’t & Agency obligations	6,994	243	—	7,237
Mortgage-backed securities	5,057	27	(54)	5,030
Municipals	718	2	(26)	694
Other	3,483	25	(333)	3,175

	$16,252	$297	$(413)	$16,136

The following table shows the gross unrealized losses and fair value of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the date indicated (amounts in thousands):

	Less than 12 months		More than 12 months		Total
September 30, 2009	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Description of securities
U.S. agency obligations	$37,464	$(447)	$—	$—	$37,464	$(447)
Mortgage-backed securities	—	—	236	(8)	236	(8)
Municipals	1,154	(7)	232	(8)	1,386	(15)
Other	—	—	2,948	(49)	2,948	(49)

Total temporarily impaired securities	$38,618	$(454)	$3,416	$(65)	$42,034	$(519)

	Less than 12 months		More than 12 months		Total
December 31, 2008	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

Description of securities
Mortgage-backed securities	$2,723	$(42)	$310	$(12)	$3,033	$(54)
Corporates	—	—	2,023	(333)	2,023	(333)
Municipals	—	—	239	(26)	239	(26)

Total temporarily impaired securities	$2,723	$(42)	$2,572	$(371)	$5,295	$(413)

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

At September 30, 2009, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of September 30, 2009, the Bank owned 35 securities that were being evaluated for other than temporary impairment. Twenty-nine of these securities were S&P rated AAA, two were S&P rated AA, and four were S&P rated A. As of September 30, 2009, 29 of these securities were obligations of government sponsored entities, three were municipal bank-qualified issues, and three were issued by publicly traded United States corporations. The securities issued by publicly traded corporations are classified as “Other” in the tables set forth above.

Based on the analysis performed by management as mandated by the Bank’s investment policy, management believes the default risk to be minimal. Because the Bank expects to recover the entire amortized cost basis, no declines currently are deemed to be other-than-temporary.

Note 9 – Subsequent Event

In preparing these financial statements, Financial has evaluated events and transactions for potential recognition or disclosure through November 13, 2009, the date the financial statements were issued.

Note 10 – Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)) (ASC 805 Business Combinations). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC 805 Business Combinations). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820 Fair Value Measurements and Disclosures). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 825 Financial Instruments and ASC 270 Interim Reporting). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320 Investments – Debt and Equity Securities). FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (ASC 855 Subsequent Events). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (ASC 860 Transfers and Servicing). SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a report entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective for interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC 810 Consolidation). SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 is effective for interim and annual periods beginning after November 15, 2009. Early adoption is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – replacement of FASB Statement No. 162” (ASC 105 Generally Accepted Accounting Principles). SFAS 168 establishes the FASB Accounting Standards Codification which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective immediately. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued EITF Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (ASC 470 Debt). EITF Issue No. 09-1 clarifies how an entity should account for an own-share lending arrangement that is entered into in contemplation of a convertible debt offering. EITF Issue No. 09-1 is effective for arrangements entered into on or after June 15, 2009. Early adoption is prohibited. The Company does not expect the adoption of EITF Issue No. 09-1 to have a material impact on its consolidated financial statements.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance. The Company does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (ASU 2009-12), “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of ASU 2009-12 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, “Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers.” Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.

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

On September 10, 2008, the Bank entered into a lease of certain real property located at 1152 Hendricks Store Road, Moneta, Virginia. Presently, the Bank does not conduct business at this location but is likely to relocate its Moneta mortgage office to this location.

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

September 30, 2009 (in thousands)
Commitments to extend credit	$47,007
Letters of Credit	1,989

Total	$48,996

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of September 30, 2009 and December 31, 2008 and the results of operations of Financial for the three and nine months ended September 30, 2009 and 2008. This discussion should be read in conjunction with the financial statements included elsewhere herein and should be read in the context of the length of time for which the Bank has been operating.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

September 30, 2009 as Compared to December 31, 2008

Total assets were $426,603,000 on September 30, 2009 compared with $328,605,000 at December 31, 2008, an increase of 29.82%. The increase in total assets is due primarily to an increase in deposits which were invested in fixed income investments, loans, and other interest earning assets.

Total deposits grew from $268,111,000 for the year ended December 31, 2008 to $364,291,000 on September 30, 2009, an increase of 35.87%, driven in large part by increased deposits at the Altavista, Bedford, Boonsboro, and Forest Branches. The balance of non-FDIC insured sweep accounts (repurchase agreements) decreased to $11,080,000 on September 30, 2009 from $14,339,000 on December 31, 2008 in large part because of a decrease in interest rates paid on these accounts.

To complement deposits in funding asset growth and due to the attractive rates on these funds, the Bank has funded past asset growth with short to medium term advances from the Federal Home Loan Bank of Atlanta (FHLBA). As of September 30, 2009, the principal balance of FHLBA borrowings was $20,000,000 as compared to $21,000,000 on December 31, 2008. On April 15, 2009, $1,000,000 of the advances matured and was repaid to FHLBA, which accounts for the decrease. An additional $10,000,000 in FHLBA advances will mature on February 5, 2010. Because of recent deposit growth, although the Bank likely will not need renew this advance to fund growth, Management may renew the advance if rates are favorable.

Total loans increased to $315,670,000 on September 30, 2009 from $277,749,000 on December 31, 2008. Loans, net of unearned income and allowance, increased to $310,370,000 on September 30, 2009 from $274,890,000 on December 31, 2008, an increase of 12.91%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	September 30, 2009		December 31, 2008		September 30, 2008
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$60,901	19.29%	$52,842	19.03%	$49,331	18.87%
Real estate construction	35,131	11.13%	43,507	15.66%	43,233	16.54%
Real estate mortgage	161,916	51.29%	136,850	49.27%	129,077	49.38%
Consumer	55,568	17.60%	43,220	15.56%	38,074	14.57%
Other	2,154	0.68%	1,330	0.48%	1,684	0.64%

Total loans	$315,670	100.00%	$277,749	100.00%	$261,399	100.00%

Total nonperforming assets, which consist of non-accrual loans and other real estate owned (“OREO”) increased to $6,999,000 on September 30, 2009 from $3,940,000 on December 31, 2008. Non-accrual loans increased to $4,694,000 on September 30, 2009 from $3,859,000 on December 31, 2008. As discussed in more detail below under “Results of Operations—Allowance for Loan Losses”, management has provided for the anticipated losses on these loans in the loan loss reserve and consequently does not anticipate that they will have a material impact on the financial condition of the Bank.

OREO represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. On December 31, 2008, the Bank was carrying one OREO property on its books at a value of $82,000. As of September 30, 2009, the Bank was carrying OREO properties on its books at a value of $2,305,000, of which $1,609,000 was due to the purchase of a partially-developed commercial property, which the Bank purchased at foreclosure in January. Because of economic conditions, although these properties are not actively being marketed, they are available-for sale. Since the end of the third quarter, the Bank has determined to hold the above-referenced partially-developed commercial property for future branch expansion or as development property, and in connection with this determination has reclassified this property accordingly, leaving an OREO balance of approximately $696,000 as of the date hereof.

The following tables set forth information regarding impaired and non-accrual loans as of September 30, 2009 and December 31, 2008:

	Impaired & Non-Accrual Loans
	(dollars in thousands)
	September 30, 2009	December 31, 2008

Impaired loans without a valuation allowance	$27,119	$8,006
Impaired loans with a valuation allowance	18,082	10,375

Total impaired loans	$45,201	$18,381

Valuation allowance related to impaired loans	$3,578	$1,441
Total non-accrual loans	$4,694	$3,859
Total loans past due ninety days or more and still accruing	$—	$—

	Average Investment in Impaired Loans
	(dollars in thousands)
	Period Ended
	September 30, 2009	December 31, 2008

Average investment in impaired loans	$27,396	$15,703

Interest income recognized on impaired loans	$1,409	$860

Interest income recognized on a cash basis on impaired loans	$1,391	$786

The increases in impaired loans as reflected in the above table was a result of the recent evaluation of the entire loan portfolio in light of current economic conditions and the value of the underlying collateral securing loans. The result of the evaluation led management to downgrade certain relationships. Some of these downgrades required an increase to the allowance for loan losses which was funded through the $2,500,000 provision in the third quarter. The allowance for loan losses is discussed in more detail below.

No non-accrual loans were excluded from impaired loan disclosure under current accounting rules at September 30, 2009 and December 31, 2008. If interest on these loans had been accrued, such income would have approximated $1,521,000 and $242,000, through September 30, 2009 and December 31, 2008, respectively. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the

Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the non-performing loan totals listed above.

Cash and cash equivalents increased to $29,848,000 on September 30, 2009 from $15,825,000 on December 31, 2008. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). This increase is due in part to the proceeds from the private placement discussed below, routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, both of which are subject to fluctuations, and will contribute to variations in cash and cash equivalents and the Bank does not consider this change to be material.

Securities held-to-maturity increased to $16,116,000 on September 30, 2009 from $5,994,000 on December 31, 2008. Securities available-for-sale increased to $44,809,000 on September 30, 2009 from $16,136,000 on December 31, 2008. During the nine months ended September 30, 2009 the Bank has received proceeds from maturities and/or calls of securities-available-for sale totaling $9,000,000 and has received proceeds from sale of securities available-for sale totaling $14,550,000. The Bank purchased $52,630,000 in securities available-for sale during the same period. The increase from December 31, 2008 in both securities held-to-maturity and securities available-for-sale was primarily due to the investment of surplus funds, primarily from the increase in deposits, in longer term, higher yielding securities.

Financial’s investment in FHLBA stock totaled $1,537,000 at September 30, 2009. FLHBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLBA’s temporary suspension of repurchase of excess capital stock in 2009, Financial does not consider this investment to be other-than-temporarily impaired at September 30, 2009 and no impairment has been recognized.

At September 30, 2009, Financial had liquid assets of approximately $74,657,000 in the form of cash and available-for-sale investments. Management believes that liquid assets were adequate at September 30, 2009. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, the Bank has the ability to purchase federal funds on the open market and borrow from the Federal Reserve Bank’s discount window, if necessary.

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

Year-to-date, Financial has contributed $6,000,000 from the proceeds of the Notes to the Bank as additional equity capital. Financial has retained the balance of the proceeds, approximately $1,000,000, at the holding company level. Management intends to use the funds held at the holding company level for the purposes of servicing the interest payments due on the Notes and general corporate purposes. If necessary to finance additional growth, Financial may contribute additional funds to the Bank as additional equity capital. During the three months ended September 30, 2009, Financial made interest payment on the Notes totaling $105,000.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material negative impact on Financial’s short-term or long-term liquidity.

At September 30, 2009, the Bank had a leverage ratio of 7.13%, a Tier 1 risk-based capital ratio of 9.36% and a total risk-based capital ratio of 10.62%. As of September 30, 2009 and December 31, 2008 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of September 30, 2009 and December 31, 2008:

Analysis of Capital (in 000’s)	September 30, 2009	December 31, 2008
Tier 1 Capital:
Common stock	$3,743	$3,743
Surplus	19,321	13,317
Retained earnings	6,481	7,195

Total Tier 1 capital	$29,545	$24,255

Tier 2 Capital:
Allowance for loan losses	3,962	2,859

Total Tier 2 Capital:	3,962	2,859

Total risk-based capital	$33,507	$27,114

Risk weighted assets	$315,612	$270,451

Average total assets	$414,112	$324,386

	Actual		Regulatory Benchmarks
	September 30, 2009	December 31, 2008	For Capital Adequacy Purposes	For Well Capitalized Purposes
Capital Ratios:
Tier 1 capital to average total assets ratio (leverage ratio)	7.13%	7.48%	4.00%	5.00%
Tier 1 risk based capital ratio	9.36%	8.97%	4.00%	6.00%
Total risk-based capital ratio	10.62%	10.03%	8.00%	10.00%

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2009 and 2008

Earnings Summary

Financial had a net loss for the three and nine months ended September 30, 2009 of $1,204,000 and $825,000, respectively, compared to a net loss of $1,305,000 and $277,000, respectively for the comparable periods in 2008. The basic and diluted loss per common share for the three and nine months ended September 30, 2009 was $0.41 and $0.28, respectively compared with $0.44 and $0.09 for the same periods in 2008. All earnings per share amounts have been adjusted to reflect the 5% stock dividend paid by Financial in July 2009 as well as all prior stock dividends.

The net loss for the three and nine months ended September 30, 2009 resulted solely from a non-cash charge to increase the allowance for loan loss reserve. In comparison the loss in 2008 resulted primarily from a non-cash other-than-temporary impairment (“OTTI”) charge related to Financials then-unrealized loss of $1,723,000 related to the Company’s investments in preferred stock of Federal National Mortgage Association (the “GSE”). As discussed in more detail under “Results of Operations - Non Interest Income,” this OTTI charge became a realized loss during the fourth quarter of 2008.

These operating results represent an annualized negative return on stockholders’ equity of 18.42% and 4.31% for the three and nine months ended September 30, 2009, compared with an annualized negative return of 20.93% and 1.50% in the same periods in 2008. The Company had an annualized negative return on average assets for the three and nine months ended September 30, 2009 of 1.16% and 0.28% respectively, compared with an annualized negative return of 1.67% and 0.13% for the same periods in 2008.

Interest Income, Interest Expense, and Net Interest Income

Interest income increased to $5,365,000 and $14,967,000 for the three and nine months ended September 30, 2009 from $4,724,000 and $13,901,000 for the same periods in 2008, an increase of 13.57% and 7.67% from the same periods in 2008. Despite a decrease in the rate on total average earning assets from 6.36% and 6.68% for the three and nine month periods ended September 30, 2008 to 5.51% and 5.57% for the three and nine months ended September 30, 2009, interest income increased due in part to an increase in the balance of interest earning assets. Although management cannot be certain, management expects that interest rates will remain near historic lows for the remainder of 2009 and may continue to negatively impact our interest income.

Despite a decrease in interest rates, interest expense increased to $2,443,000 and $6,747,000 for the three and nine months ended September 30, 2009 from $2,027,000 and $6,010,000 from the same periods in 2008, an increase of 20.52% and 12.26%, respectively. The increase for the three and nine months ended September 30, 2009 was primarily attributable to a significant increase in the balance of interest bearing liabilities (discussed under “Financial Condition Summary” above), including the “2010 Savings Account,” an account that pays customers a minimum annual percentage yield of 3.00% through February 2010.

The fundamental source of the Bank’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and nine months ended September 30, 2009 was $2,922,000 and $8,220,000 compared with $2,697,000 and $7,891,000 for the same periods in 2008. The net interest margin decreased to 3.00% and 3.06% for the three and nine months ended September 30, 2009 from 3.63% and 3.79% in the same periods a year ago. The decrease in net interest income for the three and nine months ended September 30, 2009 as compared with the comparable three and nine months in 2008 was due to the increase in interest-bearing liabilities.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I on page 26.

Non-Interest Income

Non-interest income, which is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency, decreased to $616,000 (exclusive of ($149,000) on the (loss) on sale of securities) for the three months ended September 30, 2009 from $605,000 (exclusive of $1,000 on the gain on sale of securities and $1,723,000 other-than-temporary impairment of securities) for the comparable period in 2008. For the nine months ended September 30, 2009, non-interest income increased to $2,161,000 (exclusive of ($3,000) on the (loss) on sale of securities) from $2,053,000 (exclusive of $93,000 on the gain on sale of securities and $1,723,000 other-than-temporary impairment of securities) for the comparable period in 2008. These increases for the three and nine months ended September 30, 2009 as compared to the same periods last year were due primarily to increases in customer service fees, an increase in debit card fees, commissions earned by Investment Group, and an increase in the amount and volume of mortgages originated by the Mortgage Division.

In the quarter ended September 30, 2008, the Bank recognized an other-than-temporary impairment (“OTTI”) charge of $1,723,000 related to preferred stock of Federal National Mortgage Association (the “GSE”). The value of this stock decreased sharply in September 2008 after the announcement that the GSE was suspending dividend payments and was being placed into conservatorship of the Federal Housing Finance Agency. On December 29, 2008, the Bank sold its preferred stock and recognized a total loss of $1,833,000 (inclusive of the amount of the OTTI). A provision of the Emergency Economic Stabilization Act enabled the Company to realize a tax benefit of approximately $623,000 for the year ended December 31, 2008, which had the result of lowering the total loss on the sale of the preferred stock to $1,210,000.

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

Management anticipates that residential mortgage rates will remain near the current historic lows for the remainder of 2009. Management expects that low rates coupled with the Mortgage Division’s reputation in Region 2000 will allow us to continue to grow revenue at the Mortgage Division. In addition, loan origination has increased in part due to the temporary tax credit available to qualified first-time home buyers. The credit is scheduled to expire on April 30, 2010. Management believes the availability of this credit will continue to have a positive impact on loan volume.

We anticipate that Investment Group and the Mortgage Division will continue to contribute additional non-interest income in the remainder of 2009.

In September, 2008, the Company began operating BOTJ Insurance, Inc. (“BOTJ Insurance”), a wholly-owned subsidiary of the Bank. Management does not expect BOTJ Insurance to have a material impact on non-interest income in the foreseeable future.

Non-Interest Expense

Non-interest expense for the three and nine months ended September 30, 2009 increased to $2,718,000 and $8,211,000 from $2,454,000 and $7,405,000 for the comparable periods in 2008. These 10.8% and 10.9% increases in non-interest expense from the comparable periods in 2008 can be attributed to increased occupancy expenses and an increase in the FDIC assessment.

Total personnel expense was $1,286,000 and $3,999,000 for the three and nine month periods ended September 30, 2009 as compared to $1,261,000 and $3,830,000 for the same periods in 2008. Compensation for some employees of the Mortgage Division and Investment Group is commission-based and therefore subject to fluctuation. In addition, the application of current accounting rules had the effect of reducing personnel expense. Current accounting rules require the incremental direct costs of originating and closing a loan to be deferred and amortized over the life of the loan adjusting the net yield. This deferral of loan costs had the effect of reducing salary expense by $304,000 and $903,000 for the three and nine months ended September 30, 2009 as compared with $207,000 and $595,000 for the same periods in 2008. After adding back the cost deferral under current accounting rules, our total salary and benefit expense increased by $122,000 and $477,000 for the three and nine month periods ended September 30, 2009 from the comparable periods in 2008.

The Bank also had increases in depreciation expense and other operating expenses, all of which are related to the growth of the Bank.

During the quarter ended September 30, 2009, the regular FDIC Assessment expense increased to $138,000 and $318,000 from $42,000 and $126,000 for the three and nine months ended September 30, 2009 and 2008, respectively.” Regular quarterly FDIC Assessment payments have increased in large part because of i) FDIC coverage on accounts has increased from $100,000 to $250,000; and ii) the FDIC is charging additional premiums for participation in the Transactional Account Guarantee Program. (TAGP).

Allowance for Loan Losses

The provision to the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. Based on the application of the loan loss calculation, the Bank provided $2,500,000 and $3,433,000 to the allowance for loan loss for the three and nine months ended September 30, 2009 compared to provision of $218,000 and $473,000 for the comparable periods in 2008.

The increase in the loan loss reserve was due to the following two factors:

•	Management adjusted the unallocated portion of the loan loss reserve to account for current economic factors. The results of the adjustment required management to increase the loan loss provision.

•

In light of the current economic environment, management continued its ongoing assessment of specific impairment in the Bank’s loan portfolio. The results of this assessment required management to increase the loan loss provision.

Management believes that the current allowance for loan loss of $5,300,000 (or 1.68% of total loans) at September 30, 2009 is adequate.

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended September 30, (in thousands)		Nine months ended September 30, (in thousands)
	2009	2008	2009	2008
Balance, beginning of period	$3,323	$2,275	$2,859	$2,146
Provision for loan losses	2,500	218	3,433	473
Loans charged off	(555)	(97)	(1,055)	(246)
Recoveries of loans charged off	32	10	63	34

Net Charge Offs	(523)	(87)	(992)	(212)

Balance, end of period	$5,300	$2,406	$5,300	$2,406

Net charge offs increased from $87,000 and $212,000 for three and nine months ended September 30, 2008 to $523,000 and $992,000 for the same periods in 2009. Charged off loans, which are loans that management deems uncollectible, are written against the loan loss reserve and constitute a realized loss. While a charged-off loan may subsequently be collected, such recoveries generally are realized over an extended period of time.

Income Taxes

For the three months ended September 30, 2009, Financial had an income tax benefit of $625,000. Because of taxes receivable from the IRS, Financial made no income tax payment during the quarter ended September 30, 2009.

Legislation

The FDIC imposed an emergency special assessment of 5 basis points on all insured financial institutions, based on assets minus Tier 1 capital as of September 30, 2009. This special assessment of $184,000 was accrued and expensed in the second quarter but paid by us on September 30, 2009. The FDIC has indicated that rather than an additional special assessment of up to 5 basis points by year end, it is likely to require insured financial institutions to prepay three years of regular FDIC premiums to recapitalize the insurance fund. Because we anticipate that these prepayments will be amortized over a three year period, the prepayment will not have a material effect on the Bank.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended September 30, 2009 and 2008

	2009			2008
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid

ASSETS

Loans, including fees	$311,175	$4,790	6.11%	$253,031	$4,183	6.56%
Federal funds sold	16,184	10	0.25%	58	—	—
Securities	56,288	562	3.96%	39,776	530	5.29%
Federal agency equities	2,198	3	0.54%	1,943	11	2.25%
CBB equity	116	—	—	56	—	—

Total earning assets	385,961	5,365	5.51%	294,864	4,724	6.36%

Allowance for loan losses	(3,247)			(2,278)
Non-earning assets	34,640			17,985

Total assets	$417,354			$310,571

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	$44,403	$126	1.13%	$35,667	$36	1.51%
Savings	169,008	1,211	2.84%	54,694	375	2.72%
Time deposits	96,650	812	3.33%	118,292	1,237	4.15%

Total interest bearing deposits	310,061	2,149	2.75%	208,653	1,748	3.32%

Other borrowed funds
Fed funds purchased	—	—	—	3,722	25	2.66%
Repurchase agreements	12,314	45	1.45%	16,401	104	2.52%
Other borrowings	20,000	144	2.86%	21,000	150	2.83%
Capital Notes	7,000	105	6.00%	—	—	—

Total interest-bearing liabilities	349,375	2,443	2.77%	249,776	2,027	3.22%

Non-interest bearing deposits	42,483			35,627
Other liabilities	422			616

Total liabilities	392,280			286,019

Stockholders’ equity	25,074			24,552

Total liabilities and
Stockholders equity	$417,354			$310,571

Net interest earnings		$2,922			$2,697

Net interest margin			3.00%			3.63%

Interest spread			2.74%			3.14%

Net Interest Margin Analysis

Average Balance Sheets

For the Nine Months Ended September 30, 2009 and 2008

	2009			2008
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid

ASSETS

Loans, including fees	$298,043	$13,448	6.03%	$240,430	$12,408	6.90%
Federal funds sold	12,829	20	0.21%	965	18	2.49%
Securities	46,181	1,479	4.28%	35,113	1,419	5.40%
Federal agency equities	2,099	20	1.27%	1,674	56	4.47%
CBB equity	116	—	—	56	—	—

Total earning assets	359,268	14,967	5.57%	278,238	13,901	6.68%

Allowance for loan losses	(3,073)			(2,243)
Non-earning assets	31,949			16,592

Total assets	$388,144			$292,587

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	$44,852	$378	1.13%	$39,793	$486	1.63%
Savings	139,785	2,975	2.85%	33,187	613	2.47%
Time deposits	98,627	2,601	3.53%	127,663	4,249	4.45%

Total interest bearing deposits	283,264	5,954	2.81%	200,643	5,348	3.56%

Other borrowed funds
Fed funds purchased	—	—	0.00%	2,846	74	3.48%
Repurchase agreements	12,797	151	1.58%	13,521	253	2.50%
Other borrowings	20,381	434	2.85%	15,868	335	2.82%
Capital Notes	4,676	208	5.95%	—	—	—

Total interest-bearing liabilities	321,118	6,747	2.81%	232,878	6,010	3.45%

Non-interest bearing deposits	39,495			34,542
Other liabilities	2,636			673

Total liabilities	363,249			268,093

Stockholders’ equity	24,895			24,494

Total liabilities and Stockholders equity	$388,144			$292,587

Net interest earnings		$8,220			$7,891

Net interest margin			3.06%			3.79%

Interest spread			2.76%			3.23%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

There have been no significant changes during the quarter ended September 30, 2009, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following are filed as Exhibits to this Form 10-Q:

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2009

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2009

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 13, 2009

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: November 13, 2009	By	/S/ ROBERT R. CHAPMAN III
Robert R. Chapman III, President
(Principal Executive Officer)

Date: November 13, 2009	By	/S/ J. TODD SCRUGGS
J. Todd Scruggs, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2009

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2009

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 13, 2009