Form 10-K
period 2009-12-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2010-03-26
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section13 or Section 15(d) of the Act.  ☐  Yes    ☒  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

The aggregate value of the voting common equity held by nonaffiliates as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $18,752,000 based on the price at which the common stock last sold on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $2.14 par value as of March 19, 2010 was approximately 2,990,788.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2010 Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 18, 2010, are incorporated by reference into Part III of this Form 10-K

PART I

Item 1.	Business

Overview and History

Bank of the James Financial Group, Inc. (“Financial”) is a bank holding company with its headquarters in Lynchburg, Virginia. Financial was incorporated at the direction of Bank of the James (the “Bank”) on October 3, 2003 to serve as a bank holding company of the Bank. Financial acquired all of the shares of the Bank in a statutory share exchange on a one-for-one basis on January 1, 2004. The Bank, though it’s BOTJ Investment Services division (“Investment”) offers brokerage, fixed and variable annuity products, and related services to the public through a contract with a third party broker-dealer. The Bank also wholly-owns BOTJ Insurance, Inc. (“BOTJ Insurance”) through which we act as an agent for insurance and annuity products. The Bank, BOTJ Insurance, and BOTJ Investment Group, Inc. are our only subsidiaries and primary assets. Financial conducts its business through the following lines: community banking through the Bank, insurance agency services through the BOTJ Insurance, mortgage origination through the Mortgage Division of the Bank, and securities brokerage services through Investment.

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

Total population in the market area equals approximately 230,000. According to U.S. Census estimates, in 2005 the populations of the localities in the Region 2000 market area were approximately as follows: City of Lynchburg – 65,113; Amherst County – 31,894; Appomattox County – 13,967; Bedford County (including the City of Bedford) – 65,286; Campbell County (including the Town of Altavista) – 52,339. The area is serviced by one daily newspaper and a number of radio and television stations providing diverse media outlets. Median family income in Region 2000 has risen over the past ten years.

Region 2000 has a broad range of services, light industry, and manufacturing plants. Principal service, industrial, research and development employers include: BWX Technologies, Inc. (nuclear fuel); AREVA (nuclear services); Centra Health, Inc. (health care services); C.B. Fleet, Inc. (medical supplies); Genworth Financial (life insurance and other financial products); Frito-Lay, Inc. (snack foods); Griffin Pipe Products Co. (ductile iron pipe); R.R. Donnelley Printing Inc. (printed products); as well as six colleges including Randolph College, Sweet Briar College, Liberty University, and Lynchburg College.

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

SUPERVISION AND REGULATION

General

Both Financial, as a bank holding company, and the Bank are subject to extensive federal and state laws and regulations. These laws and regulations impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations. The following briefly summarizes the more significant provisions of applicable federal and state laws, certain regulations and the potential impact of such provisions on Financial and the Bank. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed.

Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Recent Legislative and Regulatory Developments.

The Congress, the Treasury Department and the federal banking regulators have taken broad actions since early September 2008 to address the volatility and disruption in the U.S. banking system. Several regulatory and governmental actions have been announced including:

•

In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Through its authority under the EESA, the Treasury announced in October 2008 the Troubled Asset Relief Program—Capital Purchase Program (the “CPP”) a program designed to bolster healthy institutions, like Financial, by making $250 billion of capital available to U.S. financial institutions in the form of preferred stock. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. Although Financial received preliminary approval from the United States Treasury to participate in the TARP Capital Purchase Program, Financial decided not to participate in the program.

•

The EESA also included a provision to increase the amount of deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) to $250,000. This increase is in place until the end of 2013 and is not covered by deposit insurance premiums paid by the banking industry.

•

On October 14, 2008, the FDIC established the Temporary Liquidity Guarantee Program (“TLGP”). TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through June 30, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain newly-issued senior unsecured debt. The guarantee would apply to new debt issued on or before October 31, 2009 and would provide protection until December 31, 2012. Participants in DGP would pay a 75 basis point fee for the guarantee. TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. We are participating in the TAGP and have opted out of the DGP.

•	On May 22, 2009, the FDIC levied a one-time special assessment on all banks which was due on September 30, 2009.

•

On November 12, 2009, the FDIC issued a final rule requiring banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for the three years ending December 31, 2012 and to increase assessment rates effective on January 1, 2011. We were required to pay approximately $2,154,000 in prepaid insurance premiums which is included in other assets at December 31, 2009. Continued increases in this expense would have a material adverse effect on our financial condition. As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs increased significantly in 2009.

Regardless of our lack of participation in certain programs, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operation.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Regulation of Financial

General. Financial is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including the filing with the Securities and Exchange Commission (the “SEC”) of annual, quarterly and other reports on the financial condition and performance of the organization. Financial is directly affected by the corporate responsibility and accounting reform legislation signed into law on July 30, 2002, known as the Sarbanes-Oxley Act of 2002 (the “SOx Act”), and the related rules and regulations. The SOx Act includes provisions that, among other things, require that periodic reports containing financial statements that are filed with the SEC be accompanied by chief executive officer and chief financial officer certifications as to the accuracy and compliance with law, additional disclosure requirements and corporate governance and other related rules. Although we are not required to receive an opinion of our external accountants regarding our internal control over financial reporting under section 404 of the SOx Act because of our status as a smaller reporting company, our management’s report on internal control over financial reporting is contained in Item 9A(T) herein. Financial has expended considerable time and money in complying with the SOx Act and expects to continue to incur additional expenses in the future.

Bank Holding Company Act. As a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”), Financial is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Financial is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the BHCA. As a state-chartered commercial bank, the Bank and its subsidiaries are also subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions (the “Commission”) and regulation, supervision and examination by the Federal Reserve. The Federal Reserve Board and the Commission may also examine Financial and the Bank.

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

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act (the “GLB Act”) which was effective March 11, 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company by filing a declaration that the bank holding company wishes to become a financial holding company if each of its subsidiary banks (i) is well capitalized under regulatory prompt corrective action provisions, (ii) is well managed, and (iii) has at least a satisfactory rating under the Community Reinvestment Act (“CRA”). No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

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

The GLB Act also imposes customer privacy requirements on financial institutions. Financial institutions generally are prohibited from disclosing customer information to non-affiliated third parties, unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions must disclose their specific privacy policies to their customers annually. Upon making such disclosure, there is no specific restriction on financial institutions disclosing customer information to affiliated parties. Financial institutions must comply with state law, however, if it protects customer privacy more fully than federal law.

Although Financial could qualify to be a financial holding company, Financial does not currently contemplate seeking to become a financial holding company until it identifies significant specific benefits from doing so.

The cumulative effect of the GLB Act and other recent bank legislation has caused us to strengthen our staff to handle the procedures required by this additional regulation. The increased staff and operational costs have impacted our profitability. Although the above laws may have a significant impact on the banking industry by promoting, among other things, competition, it is not possible for the management of the Bank to determine, with any degree of certainty, the impact of such laws on the Bank.

Limits on the Payment of Dividends. Financial is a legal entity, separate and distinct from the Bank. A significant portion of Financial’s revenues will be from dividends paid to it by the Bank. Both Financial and the Bank are subject to laws and regulations that limit the payment of dividends, including requirements to maintain capital at or above regulatory minimums. As a bank that is a member of the Federal Reserve System (“state member bank”), the Bank must obtain prior written approval for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years. In addition, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, the Bank is not permitted to add the balance of its allowance for loan losses account to its undivided profits then on hand. It may, however, net the sum of its bad debts as so defined against the balance of its allowance for loan losses account and deduct from undivided profits only bad debts so defined in excess of that account. In addition, the Federal Reserve is authorized to determine under certain circumstances relating to the financial condition of a bank that the payment of dividends would be an unsafe and unsound practice and to prohibit payment thereof. The payment of dividends that deplete a bank’s capital base could be deemed to constitute such an unsafe and unsound banking practice. The Federal Reserve has indicated that banking organizations generally pay dividends only out of current operating earnings.

In addition, under Virginia law, no dividend may be declared or paid out of a Virginia bank’s paid-in capital. The Bank may be prohibited under Virginia law from the payment of dividends if the Virginia Bureau of Financial Institutions determines that a limitation of dividends is in the public interest and is necessary to ensure the Bank’s financial soundness, and may also permit the payment of dividends not otherwise allowed by Virginia law.

Regulation of the Bank

The Bank is a Virginia chartered commercial bank and a state member bank. The Bank’s deposit accounts are insured by the Deposit Insurance Fund (DIF) of the FDIC up to the maximum legal limits of the FDIC and it is subject to regulation, supervision and regular examination by the Virginia Bureau of Financial Institutions and the Federal Reserve. The regulations of these various agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends and location and number of branch offices. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting shareholders.

General. The Bank is under the supervision of, and subject to regulation and examination by, the Federal Reserve Board and the Commission. As such, the Bank is subject to various statutes and regulations administered by these agencies that govern, among other things, required reserves, investments, loans, lending limits, acquisitions of fixed assets, interest rates payable on deposits, transactions among affiliates and the Bank, the payment of dividends, mergers and consolidations, and establishment of branch offices.

The earnings of the Bank are affected by general economic conditions, management policies and the legislative and governmental actions of the various regulatory authorities, including those referred to above.

FDIC Insurance Premiums The FDIC maintains a risk-based assessment system for determining deposit insurance premiums. Four risk categories (I-IV), each subject to different premium rates, are established, based upon an institution’s status as well capitalized, adequately capitalized or undercapitalized, and the institution’s supervisory rating. During 2008, all insured depository institutions paid deposit insurance premiums ranging between 5 and 7 basis points on an institution’s assessment base for institutions in risk category I (well capitalized institutions perceived as posing the least risk to the insurance fund), and 10, 28 and 40 basis points for institutions in risk categories II, III and IV. The levels of rates are subject to periodic adjustment by the FDIC. Depository institutions will also pay premiums for the increased coverage provided by the FDIC.

Commencing in 2009, the premium rates increased by 7 basis points in each category for the first quarter of 2009. For the second quarter of 2009 and beyond, the FDIC established further changes in rates, and introduced three adjustments that can be made to an institution’s initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount. The schedule for base assessment rates and potential adjustment is set forth in the following table. During 2010, there has been discussion of increasing, or eliminating, the statutory cap on the level of the Deposit Insurance Fund, which may result in continuing premium obligations even after the fund is recapitalized.

	Risk Category I	Risk Category II	Risk Category III	Risk Category IV
Initial Base Assessment Rate	12 to 16	22	32	45
Unsecured Debt Adjustment (added)	(5) to 0	(5) to 0	(5) to 0	(5) to 0
Secured Liability Adjustment (added)	0 to 8	0 to 11	0 to 16	0 to 22.5
Brokered Deposit Adjustment (added)	—	0 to 10	0 to 10	0 to 10
Total Base Assessment Rate	7 to 24.0	17 to 43.0	27 to 58.0	40 to 77.5

The FDIC also imposed a special FDIC insurance assessment of 5 basis points on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, which was collected on September 30, 2009. Additional special assessments may be imposed by the FDIC in the future.

Additionally, the Bank has elected to participate in the FDIC program whereby noninterest bearing transaction account deposits will be insured without limitation through June 30, 2010. Until December 31, 2009, the Bank was required to pay an additional premium to the FDIC of 10 basis points on the amount of balances in noninterest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. During 2010, the fee will be 15 to 25 basis points, depending on the institution’s risk category.

In order to increase its liquidity, the FDIC required banks to prepay three years of estimated insurance premiums in December 2009. The Bank paid the FDIC approximately $2,154,000 in December 2009 for its estimated premiums for the subsequent three years. The prepaid premium payment will be applied to required calculated quarterly insurance assessments.

The FDIC is experiencing significant demands on its financial resources resulting in capital and liquidity issues at the FDIC. To address these challenges, the FDIC may need to obtain additional funding from banks. The form of such funding, if needed, is not now known.

As a result of competitive pressures for deposits, the Company may not be able to adjust deposit rates to offset the cost of increased deposit insurance premiums.

Capital Requirements. The Federal Reserve Board and the FDIC have adopted risk based capital adequacy guidelines pursuant to which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items.

State member banks are expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk weighted assets of 8%. At least half of this amount (4%) should be in the form of core capital. These requirements apply to the Bank and will apply to the Company (a bank holding company) once its total assets equal $500,000,000 or more, it engages in certain highly leveraged activities or it has publicly held debt securities.

Tier 1 Capital generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as “available for sale” in accordance with ASC Topic 320. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% — 5.0% or more. The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement. A bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could subject the bank to a cease-and-desist order. Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act (the “FDIA”) and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

The foregoing capital requirements represent minimum requirements. Our state and federal regulators have the discretion to require us to maintain higher capital levels based upon our concentrations of loans, the risk of our lending or other activities, the performance of our loan and investment portfolios and other factors. Failure to maintain such higher capital expectations could result in a lower composite regulatory rating, which would impact our deposit insurance premiums and could affect our ability to borrow, and costs of borrowing, and could result in additional or more severe enforcement actions.

Under guidance from the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. It is possible that we may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of construction, development and commercial real estate loans, which may require us to obtain additional capital.

The total risk-based capital ratio of the Bank as of December 31, 2009 and December 31, 2008 was 10.51% and 10.03%, respectively, exceeding the minimums required.

Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank shall be deemed to be: (i) “well capitalized” if it has a Total Risk Based Capital Ratio of 10.0% or more, a Tier 1 Risk Based Capital

Ratio of 6.0% or more, a Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a Total Risk Based Capital Ratio of 8.0% or more, a Tier 1 Risk Based Capital Ratio of 4.0% or more and a Tier 1 Leverage Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized;” (iii) “undercapitalized” if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier 1 Risk based Capital Ratio that is less than 4.0% or a Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier 1 Risk Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the applicable agency.

An institution that is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution’s total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

A “critically undercapitalized institution” is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and the federal regulators agree to an extension. In general, good cause is defined as capital that has been raised and is imminently available for infusion into the Bank except for certain technical requirements that may delay the infusion for a period of time beyond the 90 day time period.

Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA, which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: requiring the institution to raise additional capital; restricting transactions with affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

Additionally, under Section 11(c)(5) of the FDIA, a conservator or receiver may be appointed for an institution where: (i) an institution’s obligations exceed its assets; (ii) there is substantial dissipation of the institution’s assets or earnings as a result of any violation of law or any unsafe or unsound practice; (iii) the institution is in an unsafe or unsound condition; (iv) there is a willful violation of a cease-and-desist order; (v) the institution is unable to pay its obligations in the ordinary course of business; (vi) losses or threatened losses deplete all or substantially all of an institution’s capital, and there is no reasonable prospect of becoming “adequately capitalized” without assistance; (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution’s condition, or otherwise seriously prejudice the interests of depositors or the insurance fund; (viii) an institution ceases to be insured; (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan; or (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.

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

Regulatory Enforcement Authority. Federal banking law grants substantial enforcement powers to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Transactions with Affiliates. The Bank is subject to the provisions of Section 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W of the Federal Reserve Bank which place limits on the amount of loans or extensions of credit to affiliates (as defined in the Federal Reserve Act), investments in or certain other transactions with affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The law and regulation limit the aggregate amount of transactions with any individual affiliate to ten percent (10%) of the capital and surplus of the Bank and also limit the aggregate amount of transactions with all affiliates to twenty percent (20%) of capital and surplus. Loans and certain other extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in the regulation, and the purchase of low quality assets from affiliates is generally prohibited. The law and Regulation W also, among other things, prohibit an institution from engaging in certain transactions with certain affiliates (as defined in the Federal Reserve Act) unless the transactions are on terms substantially the same, or at least as favorable to such institution and/or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated entities. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards that in good faith would be offered to or would apply to non-affiliated companies.

The Bank is subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer or a greater-than-10% stockholder of a bank as well as certain affiliated interests of any of the foregoing may not exceed, together with all other outstanding loans to such person and affiliated interests, the loans-to-one-borrower limit applicable to national banks (generally 15% of the institution’s unimpaired capital and surplus), and all loans to all such persons in the aggregate may not exceed the institution’s unimpaired capital and unimpaired surplus. Regulation O also prohibits the making of loans in an amount greater than $25,000 or 5% of capital and surplus but in any event not over $500,000, to directors, executive officers and greater-than-10% stockholders of a bank, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. Furthermore, Regulation O requires that loans to directors, executive officers and principal stockholders of a bank be made on terms substantially the same as those that are offered in comparable transactions to unrelated third parties unless the loans are made pursuant to a benefit or compensation program that is widely available to all employees of the bank and does not give preference to insiders over other employees. Regulation O also prohibits a depository institution from paying overdrafts over $1,000 of any of its executive officers or directors unless they are paid pursuant to written pre-authorized extension of credit or transfer of funds plans.

All of the Bank’s loans to its and the Company’s executive officers, directors and greater-than-10% stockholders, and affiliated interests of such persons, comply with the requirements of Regulation W and Section 22(h) of the Federal Reserve Act and Regulation O.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency or the Office of Thrift Supervision shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. An institution’s CRA activities are considered in, among other things, evaluating mergers, acquisitions and applications to open a branch or facility, as well as determining whether the institution will be permitted to exercise certain of the powers allowed by the GLB Act. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank was last examined for CRA compliance in July 2008 and received a CRA rating of “satisfactory.”

Loans to Insiders. The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholder of banks. Under Section 22(h) of the Federal Reserve Act, any loan to a director, an executive officer or to a principal shareholder of a bank, or to entities controlled by any of the foregoing, may not exceed, together with all outstanding loans to such persons or entities controlled by such person, the bank’s loan to one borrower limit. Loans in the aggregate to insiders of the related interest as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100 million, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and principal shareholders of a bank or bank holding company, and to entities controlled by such persons, unless such loans are approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and with underwriting standards that are substantially the same as those offered in comparable transactions to other persons.

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

Bank Secrecy Act (BSA). Under the Bank Secrecy Act, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect, involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose.

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

Check Clearing for the 21st Century Act (Check 21). Check 21 gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. The major provisions of Check 21 include: allowing check truncation without making it mandatory; demanding that every financial institution communicate to account holders in writing a description of its substitute check processing program and their rights under the law; legalizing substitutions for and replacements of paper checks without agreement from consumers; retaining in place the previously-

mandated electronic collection and return of checks between financial institutions only when individual agreements are in place; requiring that when account holders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred. This legislation has not significantly increased our capital spending.

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Future Regulatory Uncertainty

Legislative and regulatory proposals regarding changes in banking, and the regulation of banks, federal savings institutions, and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the federal government, Congress and various state governments. Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions.

For example, the creation of a new federal agency designed to enforce consumer protection laws has been proposed. The Consumer Financial Protection Agency (“CFPA”) would have authority to protect consumers of financial products and services and to regulate all providers (bank and non-bank) of such services. The CFPA would be authorized to adopt rules for all providers of consumer financial services, supervise and examine such institutions for compliance, and enforce compliance through orders, fines, and penalties. The rules of the CFPA would serve as a “floor” and individual states would be permitted to adopt and enforce stronger consumer protection laws. If adopted as proposed, we may become subject to multiple laws affecting its provision of loans and other credit services to consumers, which may substantially increase the cost of providing such services.

Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact our operations. The current economic environment has required a greater degree of coordination and overlap of the duties and responsibilities of the U.S. Treasury, Federal and State Banking Regulators and the FDIC. We fully expect that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Banking Products and Services

The Bank currently conducts business from nine full-service offices. Four of the full-service offices are located in Lynchburg, Virginia, one full-service location is located in Madison Heights, Virginia, one is located in the Town of Amherst, Virginia, one is located in Forest, Virginia, one is located in the City of Bedford, Virginia and one is located in the Town of Altavista, Virginia. The Bank established a mortgage loan origination division that conducts business under the name “Bank of the James Mortgage, a Division of Bank of the James.” The mortgage division conducts business primarily from the division’s main office located in the Forest branch of the Bank and an office located in Moneta, Virginia. For a more detailed description of these facilities, see “Item 2. Properties” below.

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

The Bank intends to introduce new products and services desired by the public and as permitted by the regulatory authorities or desired by the public. The Bank remains committed to meeting the challenges that require technology. The Bank provides its customers with access to the latest technological products, such as telephone banking and internet banking, including on-line bill pay. This service allows customers to handle routine transactions using a standard touch tone telephone and via the internet at the Bank’s website.

Brokerage and Investment Services

We provide brokerage and investment services through our Investment division. Investment provides securities brokerage services to Bank customers and others through an agreement with Waterford Securities, Inc. (“Waterford”), a registered broker-dealer. We began providing these services on April 4, 2006. Under our agreement, Waterford operates a service center at 615 Church Street, Lynchburg, Virginia. Given the relatively short operating history of Investment, to date the results of Investment have not had a material impact on our financial performance.

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

Employees

As of March 14, 2010, we had approximately 120 full-time equivalent employees. None of our employees are represented by any collective bargaining agreements, and relations with employees are considered excellent. We maintain employee benefit programs that include health insurance, a flexible spending account, and a 401(k) plan.

Item 1A.	Risk Factors

In addition to other information set forth in this report, the following factors should be considered carefully in evaluating our business.

Risks Related to Our Business

The Company’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally. During 2008 and 2009, financial markets experienced unprecedented pressure associated with the declining value of residential real estate, and deleveraging by investors in mortgage related securities. This has resulted in a sharp decline in the value of home mortgage loans and securities that derive their value from such loans. Many commercial banks have faced large write-downs of their loan and investment portfolios, resulting in large losses, repeated over a number of quarters, declining stock prices, significant capital issuances, bank failures, and loss of confidence in the safety of the banking system.

Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to put pressure on rating agencies to lower credit ratings, and to increase the cost and decrease the availability of credit and liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008, the U.S. government, the Federal Reserve, the Treasury and other regulators took numerous steps to increase liquidity and to restore investor confidence, including investing approximately $350 billion in the equity of other banking organizations, but asset values in several key categories, notably real estate, have continued to decline and access to liquidity continues to be limited.

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

Overall, during 2008 and 2009, households and businesses in the United States have been adversely effected by the deteriorating business environment. Although the business environment in Virginia generally has declined, the impact has been less severe in Region 2000 than in many other areas in Virginia and in the United States. It is expected that the business growth in Region 2000 may be limited for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

Our FDIC Deposit Insurance premiums have risen significantly in the recent past and may continue to increase in the future as a result of increased assessment rates imposed by the FDIC. As a member institution of the FDIC, we are required to pay semi-annual deposit insurance premium assessments to the FDIC. During the year ended December 31, 2009, we expensed approximately $800,000 in deposit insurance assessments. Due to the recent failure of several unaffiliated FDIC insurance depository institutions, and the FDIC’s Temporary Liquidity Guaranty Program, the deposit insurance premium assessments paid by all banks has increased. Continued increases in this expense would have a material adverse effect on our financial condition.

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

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2009, approximately 81% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. As discussed under “Supervision and Regulation”, we are subject to extensive federal and state regulation. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably. The increased scope, complexity, and cost of corporate governance, reporting, and disclosure practices are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors. We expect to experience increasing compliance costs related to this supervision and regulation.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Current Locations and Property

As of December 31, 2009 the Bank conducted its banking business from nine locations, its mortgage origination services business primarily from two locations, and its investment and insurance services business primarily from one location.

Depending on such factors as cost, availability, and location, we may either lease or purchase our facilities. The existing facilities that we have purchased typically have been former branches of other financial institutions. We own 5 of our locations and lease 5 of our locations. The following table describes the location and general character of our facilities:

Address	Type of Facility	Year Opened	Owned/Leased
5204 Fort Avenue Lynchburg, Virginia	Full service branch with drive thru and ATM	2000	Owned

4698 South Amherst Highway Madison Heights, Virginia	Full service branch with drive thru and ATM	2002	Owned

17000 Forest Road Forest, Virginia	Full service branch with drive thru and ATM Headquarters for Mortgage Division	2005	Owned

164 South Main Street Amherst, Virginia	Full service branch with drive thru and ATM	2007	Owned

1405 Ole Dominion Blvd. Bedford, Virginia	Full service branch with drive thru and ATM	2008	Owned

1110 Main Street Altavista, Virginia	Full service branch with drive thru and ATM	2009	Owned

828 Main Street Lynchburg, Virginia	Corporate Headquarters; Full service branch with ATM	2004	Leased (1)

615 Church Street Lynchburg, Virginia	Full service branch with drive thru and ATM Headquarters for Investment and Insurance Divisions	1999	Leased (2)

4935 Boonsboro Road, Suites C and D Lynchburg, Virginia	Full service branch with drive thru and ATM	2006	Leased (3)

1152 Hendricks Store Rd. Moneta, Virginia	Mortgage Banking Office	2005	Leased (4)

(1)	Base lease expires July 31, 2014. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.
(2)	Base lease expires July 31, 2019. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.
(3)	Base lease expires December 31, 2010. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.
(4)	Base lease expires September 30, 2013. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.

We believe that each of these operating facilities is maintained in good operating condition and is suitable for our operational needs.

In addition, the Bank may evaluate the feasibility of entering into sale/leaseback agreements for certain branches.

Interest in Additional Properties

As discussed in “Management’s Discussion and Analysis—Expansion Plans” in addition to the facilities set forth above, the Bank owns real property and improvements thereto located in the Timberlake Road area of Campbell County (Lynchburg), Virginia. We anticipate using this property for future expansion. The Timberlake property is not suitable for its intended use as a branch bank. Management anticipates that it will be necessary to raze the current structures and replace it with appropriate new construction. The Bank is considering whether to open a retail branch in the Hendrics Store Road, Moneta, Virginia location.

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

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Prices and Dividends

The Common Stock of Financial is quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol “BOJF (“BOJF.OB” on some systems). The volume of trading of shares of Common Stock has not been extensive. Prior to January 2, 2004, the common stock of the Bank was traded on the OTCBB under the symbol BOTJ. The following table sets forth the quarterly high and low bid prices for each quarter in fiscal 2009 and 2008 for Financial and was obtained from the OTC Bulletin Board (www.otcbb.com — “Trading Activity Reports”).

	Market Prices and Dividends (1)
	Sales Price ($)
	High	Low	Dividends ($)
Fiscal 2009
Fourth Quarter	8.50	6.60	0.00
Third Quarter	10.43	7.00	0.00
Second Quarter	12.50	7.00	0.00
First Quarter	8.50	7.00	0.00

Fiscal 2008
Fourth Quarter	12.25	7.15	0.00
Third Quarter	14.50	9.00	0.00
Second Quarter	18.50	11.50	0.00
First Quarter	15.00	11.05	0.00

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 23, 2010 (the most recent date available), the Common Stock traded for $7.60 per share. As of March 23, 2010, there were approximately 2,990,788 shares of Common Stock outstanding, which shares are held by approximately 3,017 shareholders of record. Neither Financial nor the Bank prior to the formation of Financial has declared or paid a cash dividend on its Common Stock.

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

The Bank generated start-up losses in its beginning years; as such the organization had negative retained earnings and was not able to pay cash dividends until recently. Although Financial’s retained earnings are now positive, cash dividends are not planned at this time. Financial intends to follow a policy of keeping retained earnings, if any, for the purpose of increasing net worth and reserves of the Bank during its initial years of operation in order to promote the Bank’s growth and ability to compete in its market area. As a result, Financial does not anticipate paying a cash dividend on its Common Stock in 2010.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information concerning Financial’s equity compensation plans at December 31, 2009. All figures have been adjusted to reflect the 5% stock dividend declared on May 19, 2009 and paid on July 21, 2009 as well as all prior stock dividends declared by Financial. All outstanding stock options have been issued under plans approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)
Equity compensation plans approved by shareholders - 1999 Stock Option Plan of Bank of the James Financial Group, Inc.	290,496	$8.76	—

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	290,846	$8.76	—

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

The following discussion is intended to assist readers in understanding and evaluating our financial condition and results of operations. You should read this discussion in conjunction with our financial statements and accompanying notes included elsewhere in this report. Because Bank of the James Financial Group, Inc. (“Financial”) has no material operations and conducts no business other than the ownership of its two subsidiaries, Bank of the James and BOTJ Investment Group, Inc., the discussion primarily concerns the business of these two subsidiaries. However, for ease of reading and because our financial statements are presented on a consolidated basis, references to “we,” “us,” or “our” refer to Financial, Bank of the James, and their divisions and subsidiaries as appropriate. The comparison of operating results for Financial between the years ended December 31, 2009 and 2008 should be read in the context of both the size and the relatively short operating history of the Bank.

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

Overview

Financial is a bank holding company headquartered in Lynchburg, Virginia. We conduct our primary operations through our wholly-owned subsidiary, Bank of the James (which we refer to as the “Bank”), including the Mortgage division (which we refer to as “Mortgage”) and the Investment division (which we refer to as “Investment”), as well as a subsidiary of the Bank, BOTJ Insurance, Inc. (which we refer to as “Insurance”).

The Bank is a Virginia banking corporation headquartered in Lynchburg, Virginia. The Bank was incorporated under the laws of the Commonwealth of Virginia as a state chartered bank in 1998 and began banking operations in July 1999. We began providing securities brokerage services to the public in April 2006. Investment conducts its business primarily from one office located in the City of Lynchburg. We began offering insurance and annuity products in September 2008. Insurance currently operates out the same location as Investment.

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

For the year ended December 31, 2009, Financial had a net (loss) of ($642,000), a decrease of $866,000 from net income of $224,000 for year ended December 31, 2008. The decrease in earnings is primarily attributable to an increase in the allowance for loan loss reserve. Net income in 2008 was negatively impacted from a loss realized on the sale of preferred stock of Federal National Mortgage Association. For the year ended December 31, 2009, the net (loss) per share was ($0.22) per basic and diluted share as compared to $0.08 per basic and $0.07 diluted share for the year ended December 31, 2008.

Net interest income increased to $11,329,000 for the current year from $10,576,000 for the year ended December 31, 2008 in large part as a result of the growth in average interest-earning assets, specifically loans. Non-interest income (exclusive for gains and losses on sales of securities) increased to $2,952,000 for the year ended December 31, 2009 from $2,624,000 for the year ended December 31, 2008. The increase is attributable to fees derived from increased mortgage origination volume, revenue from the Bank’s investment in a title insurance company, as well as commissions on investments offered through Investment. Non-interest expense increased in 2009 as compared to 2008 because of increases in personnel expense, outside expense, and other operating expenses resulting from the growth of the Bank’s branch network.

Total assets as of December 31, 2009 were $437,681,000 compared to $328,605,000 at the end of 2008, an increase of $109,076,000 or 33.19%. Loans, net of unearned income and loan loss provision, increased from $274,890,000 as of December 31, 2008 to $318,452,000 as of the end of December 31, 2009, an increase of 15.85%. Management expects that the current level of equity capital will allow the Bank, among other things, to continue to grow its loan portfolio.

Financial experienced net interest margin compression during 2009 as a result of our 2010 Savings account, which paid above market interest rates. The net interest margin decreased 66 basis points to 3.05% for 2009, compared to 3.71% for 2008. Management expects the net interest margin to improve in large part because of the lower average rate paid on deposit accounts. The ability to attract lower costing funds, including non interest-bearing deposits, and the shape of the yield curve will have a significant impact on future increases or decreases in net interest income.

Effect of Economic Trends

The twelve months ended December 31, 2009 continue to reflect the tumultuous economic conditions which have negatively impacted the liquidity and credit quality of financial institutions in the United States. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions. Nationally, financial institutions have experienced significant declines in the value of collateral for real estate loans, heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures. In addition, certain financial institutions failed or merged with other institutions during 2008 and 2009, and two of the government sponsored housing enterprises were placed into conservatorship with the U.S. Government in 2008.

Liquidity in the debt markets remains low in spite of efforts by Treasury and the Federal Reserve to inject capital into financial institutions. The federal funds rate set by the Federal Reserve has remained at 0.25% since December 2008, following a decline from 4.25% to 0.25% during 2008 through a series of seven rate reductions.

The Treasury Department, the FDIC and other governmental agencies continue to enact rules and regulations to implement the EESA, TARP, the Financial Stability Plan, the Recovery Act and related economic recovery programs, many of which contain limitations on the ability of financial institutions to take certain actions or to engage in certain activities if the financial institution is a participant in the TARP capital purchase program or related programs. Future regulations, or enforcement of the terms of programs already in place, may require financial institutions to raise additional capital and result in the conversion of preferred equity issued under TARP or other programs to common equity. There can be no assurance as to the actual impact of these programs or any other governmental program on the financial markets.

The weak economic conditions are expected to continue into 2010. Financial institutions likely will continue to experience heightened credit losses and higher levels of non-performing assets, charge-offs and foreclosures. In light of these conditions, financial institutions also face heightened levels of scrutiny from federal and state regulators. Financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

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

The downward trend in short term interest rates beginning in the last quarter of 2007 was due to the actions of the Federal Open Market Committee (“FOMC”) resulting from a weakening economy. As a result, the yield curve has remained steep. As liquidity increased as a result of open market operations and other government actions, longer-term interest rates decreased. Although it cannot be certain, management believes that short term interest rates will remain stable for at least the first two quarters of 2010. An increase in long-term interest rates is likely to have an adverse impact on the Mortgage Division, primarily due to reduced refinancing opportunities.

Stock Dividends

On May 19, 2009, Financial declared a 5% stock dividend, which was paid on July 21, 2009 to shareholders of record on June 16, 2009. On May 20, 2008, Financial declared a 10% stock dividend, which was paid on July 22, 2008 to shareholders of record on June 17, 2008. Except as otherwise described in this report, all share amounts and dollar amounts per share in this report with regard to the common stock have been adjusted to reflect these and all prior stock dividends.

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

The allowance for loan losses is management’s estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450, Contingencies which requires that losses be accrued when they are probable of occurring and are reasonably estimable and (ii) ASC 310 Impairment of a Loan, which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Guidelines for determining allowances for loan losses are also provided in the SEC Staff Accounting Bulletin No. 102 – “Selected Loan Loss Allowance Methodology and Documentation Issues” and the Federal Financial Institutions Examination Council’s interagency guidance, “Interagency Policy Statement on the Allowance for Loan and Lease Losses” (the “FFIEC Policy Statement”). See “Management Discussion and Analysis Results of Operations – Allowance for Loan Losses and Loan Loss Reserve” below for further discussion of the allowance for loan losses.

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

Results of Operations for Year ended December 31, 2009 compared to year ended December 31, 2008

Net Income

The net (loss) for Financial for the year ended December 31, 2009 was ($642,000) or ($0.22) per basic and diluted share compared with net income of $224,000 or $0.08 per basic $0.07 per diluted share for the year ended December 31, 2008. Note 11 of the Audited Financial Statements provides additional information with respect to the calculation of Financial’s earnings per share.

The decrease of $866,000 in 2009 net income compared to 2008 net income was due in large part to the high level of noncash charges taken to increase the allowance for loan loss reserve. The higher level of provisions to the reserve was in response to increased charge-offs in 2009 and management’s increased effort to identify potential impairment within the loan portfolio and to provide for the impairment accordingly within the reserve. As discussed in more detail below, we charged off $2,797,000 in non-performing loans during the year ended December 31, 2009 as compared with $689,000 in 2008. The amount of the provision to the loan loss reserve was $4,151,000 in the year ended December 31, 2009 as compared to $1,355,000 in 2008. Net income in 2008 was negatively impacted by a loss on the sale of preferred stock of Federal National Mortgage Association (the “GSE”), net of tax benefit, in the amount of $1,210,000.

Our loan loss provision was $4,151,000 for the year ended December 31, 2009 as compared with a loan loss provision of $1,355,000 for the year ended December 31, 2008.

Although we had net loss in 2009, our net income benefited from the following: i) additional interest earned as a result of an increase in the size of the loan portfolio, our primary method of investment; ii) a slight increase in non-interest income (exclusive of gains and losses on sales of securities); and iii) interest on an increased in size investment portfolio. In addition, our earnings were negatively impacted by i) a decrease in net interest margin, ii) an increase in personnel expenses and occupancy expenses related to our expansion as well as an increase in outside expenses.

These operating results represent a return on average shareholders’ equity of (2.60%) for the year ended December 31, 2009 compared to 0.93% for the year ended December 31, 2008. The return on average assets for the year ended December 31, 2009 was (0.16%) compared to 0.07% in 2008.

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

Net interest income for 2009 increased $753,000 to $11,329,000 or 7.12% from net interest income of $10,576,000 in 2008. The growth in net interest income was due to an increase in average interest-earning assets which was the result of growth in the loan portfolio funded by the growth in deposits. The net interest margin decreased to 3.05% in 2009 from 3.71% in 2008. The average rate on earning assets decreased 98 basis points from 6.52% in 2008 to 5.54% in 2009 and the average rate on interest-bearing liabilities decreased from 3.33% in 2008 to 2.77% in 2009. Although management cannot predict with certainty future interest rate decisions by the FOMC, management believes that the rates being offered on both loans and deposits can be adjusted to maintain an acceptable spread between the average rate the Bank receives on assets and the average rate that the Bank pays on liabilities.

Interest income increased to $20,581,000 for the year ended December 31, 2009 from $18,594,000 for the year ended December 31, 2008. This increase was due to an increase in the average balance of interest earning assets, including loans and investment securities.

Interest expense increased to $9,252,000 for the year ended December 31, 2009 from $8,018,000 for the year ended December 31, 2008. This increase in interest expense was primarily due to both an increase in the aggregate balance in interest bearing deposit accounts, specifically the 2010 Savings account, and an increase in interest rates paid in response to competition for deposits in our market area. In addition, interest expense increased in part because of a growth in certificates of deposit, which paid increased interest rates in response to competition. In February 2008, the Bank began offering a savings product called “2010 Savings.” The 2010 Savings account paid a guaranteed minimum 3.00% APY through February 28, 2010. Effective March 1, 2010, the Bank reduced the yield on the 2010 Savings account to 1.25% APY. As a result of this decrease and decreases in the rates paid on other savings products, including the repricing of certificates of deposit, the Bank expects its interest expense to decrease.

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

Net Interest Margin Analysis

Average Balance Sheets

For the Twelve Months Ended December 31, 2009 and 2008

(dollars in thousands)

	2009			2008
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS

Loans, including fees	$303,693	$18,434	6.07%	$248,193	$16,656	6.71%
Federal funds sold	15,446	32	0.21%	763	19	2.49%
Securities	50,047	2,073	4.14%	34,508	1,846	5.35%
Restricted Stock	2,240	42	1.93%	1,810	73	4.19%

Total earning assets	371,426	20,581	5.54%	285,274	18,594	6.52%

Allowance for loan losses	(3,580)			(2,348)
Non-earning assets	31,998			17,649

Total assets	$399,844			$300,575

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	$45,473	$513	1.13%	$39,256	$636	1.62%
Savings	152,331	4,333	2.84%	43,886	1,143	2.60%
Time deposits	96,928	3,320	3.43%	122,684	5,304	4.32%

Total interest bearing deposits	294,732	8,166	2.77%	205,826	7,083	3.44%

Other borrowed funds
Fed funds purchased	—	—	0.00%	3,596	99	2.75%
Repurchase agreements	12,604	195	1.54%	13,925	359	2.58%
Other borrowings	20,285	578	2.85%	17,158	477	2.78%
Capital notes	6,918	313	4.52%	—	—	0.00%
Total interest-bearing liabilities	334,539	9,252	2.77%	240,505	8,018	3.33%

Non-interest bearing deposits	40,319			35,235
Other liabilities	324			646

Total liabilities	375,182			276,386

Stockholders’ equity	24,662			24,189

Total liabilities and Stockholders’ equity	$399,844			$300,575

Net interest earnings		$11,329			$10,576

Net interest margin			3.05%			3.71%

Interest spread			2.77%			3.19%

	Volume and Rate
	(dollars in thousands)
	Years Ending December 31,
	2009			2008
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense
Loans	$3,100	$(1,322)	$1,778	$1,500	$(1,103)	$397
Federal funds sold	14	(1)	13	(9)	(21)	(30)
Securities	456	(229)	227	395	94	489
Restricted stock	21	(51)	(31)	31	(9)	22
Total earning assets	3,591	(1,603)	1,987	1,917	(1,039)	878

Liabilities:
Demand interest bearing	127	(243)	(117)	(90)	(397)	(487)
Savings	3,068	115	3,183	744	206	950
Time deposits	(1,001)	(982)	(1,983)	(105)	(674)	(779)
Fed funds purchased	(51)	(48)	(99)	(45)	30	(15)
Capital notes	313	—	313	—	—	—
FHLB borrowings	97	4	101	477	—	477
Repurchase agreements	(33)	(132)	(164)	82	(45)	37

Total interest-bearing liabilities	$2,521	$(1,287)	$1,234	$1,064	$(881)	$183

Change in net interest income	$1,070	$(316)	$753	$853	$(158)	$695

Non-Interest Income of Financial

Non-interest income has been and will continue to be an important factor for increasing our profitability. We recognize this and our management continues to review and consider areas where non-interest income can be increased. Non-interest income (excluding securities gains and losses) consists primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, distributions from a title insurance agency in which we have an ownership interest, and fees generated by the investment services of Investment.

The Bank, through the Mortgage division originates both conforming and non-conforming consumer residential mortgage loans primarily in the Region 2000 area. As part of the Bank’s overall risk management strategy, all of the loans originated and closed by the Mortgage division are presold to mortgage banking or other financial institutions. The Mortgage division assumes no credit or interest rate risk on these mortgages.

In 2006, we began providing securities brokerage services to Bank customers and others. Investment provides the services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third party broker-dealer operates service centers in one or more branches of the Bank. The centers will be staffed by dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. Due to the relatively short operating history of Investment, its financial impact on our consolidated financial statements has been immaterial. Although management cannot predict the financial impact of Investment with certainty, management anticipates it will continue to be a minimal component of non-interest income in 2010.

In the third quarter of 2008, we began providing insurance and annuity products to Bank customers and others. Insurance currently has no dedicated employees and generates minimal monthly revenue and its financial impact on the consolidated financials of Financial has been immaterial. Management anticipates that Insurance’s impact on non-interest income will remain immaterial in 2010.

Non-interest income, exclusive of gains and losses on sale of securities, increased to $2,952,000 in 2009 from $2,624,000 in 2008. Inclusive of gains and losses on sale of securities, non-interest income increased to $2,958,000 in 2009 from $954,000 in 2008. The following table summarizes our non-interest income for the periods indicated.

	Non-Interest Income
	(dollars in thousands)
	At December 31,
	2009	2008
Service charges and fees	$494	$465
Mortgage loan origination fees, net of commission	1,357	1,183
Investment service fees	492	571
Equity earnings from title insurance	46	61
Other	563	344

Non-interest income	$2,952	2,624
Gain (loss) on sales of available-for-sale securities	6	(1,670)

Total non-interest income	$2,958	$954

The increase in non-interest income for 2009 was due to i) an increase in fees produced by Mortgage; and ii) the fact that we did not experience any extraordinary loss on the sale of available-for-sale securities.

For the year ended December 31, 2009, Investment accounted for 2.10% of Financial’s total income as compared with 2.92% of Financial’s total income for the year ended December 31, 2008.

During 2009, despite the fact the overall mortgage loan market was suppressed as a result of declining real estate values and a difficult credit market, mortgage loan volume grew and the Mortgage Division improved its market share. The Mortgage Division originated 463 mortgage loans, totaling $79,776,428 in 2009 as compared with 371 mortgage loans, totaling $56,379,000 during the year ended

December 31, 2008. For the year ended December 31, 2009, the Mortgage Division accounted for 5.80% of Financial’s total income as compared with 6.05% of Financial’s total income for the year ended December 31, 2008. Management anticipates that residential mortgage rates may increase slightly during 2010 but nevertheless will remain historically low for the remainder of 2010. Management expects that low rates coupled with the Mortgage Division’s reputation in Region 2000 will allow us to continue to grow revenue at the Mortgage Division. In addition, loan origination has increased in part due to the temporary tax credit available to qualified first-time home buyers. The credit is scheduled to expire on April 30, 2010. Management believes the availability of this credit will continue to have a positive impact on loan volume. In addition, the Mortgage Division provides opportunities to establish many new banking relationships by providing more bank services and products to new customers.

Non-Interest Expense of Financial

Non-interest expenses increased from $10,813,000 for the year ended December 31, 2008 to $11,473,000 for the year ended December 31, 2009. The following table summarizes our non-interest expense for the periods indicated.

	Non-Interest Expense
	(dollars in thousands)
	At December 31,
	2009	2008
Salaries and employee benefits	$5,461	$5,290
Occupancy	886	747
Equipment	1,047	983
Supplies	374	382
Professional, data processing and other outside expenses	1,424	1,295
Marketing	290	387
Credit expense	351	234
Loss (gain) on sale of assets	38	(5)
Amortization of tax credit investment	196	785
Other	1,406	715

Total non-interest expense	$11,473	$10,813

The increase in non-interest expense was due in large part to an increase in personnel expenses as well as increases in occupancy and outside expenses, all of which directly relate to the opening of the permanent branch in the Town of Altavista and the growth of our newer branches. Our total personnel expense, net of fees collected from borrowers to cover direct salary costs incurred in originating certain loans (in accordance with current accounting rules), increased to $5,461,000 for the year ended December 31, 2009, from $5,290,000 for the twelve months ended December 31, 2008. Compensation for some employees of the Mortgage Division and Investment is commission-based and therefore subject to fluctuation. Because of increased volume of business at Mortgage, commission compensation and the corresponding employee benefits increased in 2009. The Bank also had increases in depreciation expense, data processing fees, and other operating expenses, all of which are related to the growth of the Bank.

Because of an increase in net interest income, Financial’s efficiency ratio (that is, the cost of producing each dollar of revenue) improved from 93.97% in 2008 to 78.93% in 2009. Management intends that additional interest earning assets will help further lower the efficiency ratio.

Analysis of Financial Condition

General

Our total assets were $437,681,000 at December 31, 2009, an increase of $109,076,000 or 33.19% from $328,605,000 at December 31, 2008, primarily due to an increase in loans, investment securities and cash and cash equivalents funded by a growth in deposits from $268,111,000 on December 31, 2008 to $375,772,000 on December 31, 2009. Loans, net of unearned income and allowance, increased to $318,452,000 on December 31, 2009 from $274,890,000 on December 31, 2008. Our equity to assets ratio (average equity divided by average total assets) was 6.17% as of December 31, 2009 compared to 8.05% as of December 31, 2008.

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

Loans, net of unearned income and allowance, increased to $318,452,000 on December 31, 2009 from $274,890,000 on December 31, 2008. Total loans increased to $322,740,000 on December 31, 2009 from $277,749,000 on December 31, 2008. These increases can be attributed in part to an interest rate environment that made borrowing attractive to the Bank’s customers, the Bank’s increased presence in the market, and the Bank’s reputation for service.

As of December 31, 2009, the Bank had $5,687,000, or 1.76% of its total loans, in non-accrual loans compared with $3,859,000, or 1.40%, at December 31, 2008. This increase is due in large part to non-performing loans with two borrowers with an aggregate principal balance of non-performing loans of approximately $2,003,000. See “Asset Quality” below.

The following table summarizes the composition of the Bank’s loan portfolio for the periods indicated by dollar amount:

	Loan Portfolio
	(dollars in thousands)
	December 31,
	2009	2008	2007	2006	2005
Commercial loans	$60,045	$52,842	$43,877	$36,082	$30,853
Real estate – construction	32,149	43,507	36,296	32,087	27,303
Real estate – residential	169,220	136,850	114,278	98,151	78,058
Installment and other	61,326	44,550	31,717	23,240	21,043

Total loans	322,740	277,749	226,168	189,560	157,257

Less allowance for loan losses	4,288	2,859	2,146	2,091	1,777

Net loans	$318,452	$274,890	$224,022	$187,469	$155,480

The following table sets forth the maturities of the loan portfolio at December 31, 2009.

	Remaining Maturities of Selected Loans (dollars in thousands)
	At December 31, 2009
	Less than One Year	One to Five Years	Greater than Five Years	Total
Commercial, financial, and agricultural	$29,055	$17,856	$13,134	$60,045
Real estate – construction	6,754	2,458	22,937	32,149
Real estate – mortgage	47,024	16,180	106,016	169,220
Installment and other	9,682	11,939	39,705	61,326

Total	$92,515	$48,433	$181,792	$322,740

For maturities over one year:
Fixed Rates	$114,721	49.83%
Variable Rates	115,504	50.17%

Total	$230,225

Deposits

We experienced strong deposit growth from $268,111,000 for the period ended December 31, 2008 to $375,772,000 at the end of the same period in 2009, for an increase of 40.16%. Non-interest-bearing deposits increased $6,334,000 or 17.70% from $35,778,000 at December 31, 2008 to $42,112,000 at December 31, 2009. Interest-bearing deposits increased $101,327,000 or 43.60% from $232,333,000 at December 31, 2008 to $333,660,000 at December 31, 2009. Additionally, the Bank’s effort to decrease non-FDIC insured sweep accounts (repurchase agreements) resulted in a decreased balance in these accounts to $10,710,000 on December 31, 2009 from $14,339,000 on December 31, 2008.

	Average Deposits and Rates Paid
	(dollars in thousands)
	Year Ended December 31,
	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
Non interest- bearing deposits	$40,319		$35,235		$33,237
Interest -bearing deposits
Interest checking	$17,877	0.72%	$12,709	1.06%	$11,879	1.45%
Money market	27,321	1.40%	26,368	1.88%	30,988	3.06%
Savings	152,606	2.84%	44,065	2.60%	12,669	1.55%
Time deposits
Less than $100,000	64,424	3.37%	82,188	4.28%	86,428	4.82%
Greater than $100,000	32,504	3.54%	40,496	4.41%	38,458	4.99%
Total interest-bearing deposits	$294,732	2.77%	$205,826	3.44%	$180,422	4.10%
Total deposits	$335,051		$241,061		$213,659

The following table includes a summary of average deposits and average rates paid and maturities of CDs greater than $100,000.

	Maturities of CD’s Greater than $ 100,000
	(dollars in thousands)
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total
At December 31, 2009	$3,550	$5,345	$11,952	$11,044	$31,891

Cash and Cash Equivalents

Cash and cash equivalents increased from $15,825,000 on December 31, 2008 to $31,305,000 on December 31, 2009. This increase was due primarily to increased deposits in the 2010 Savings account as well as an increase in Federal funds sold to accommodate liquidity needs associated with the 2010 Savings account. In addition, routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, contribute to variations in cash and cash equivalents. Federal funds sold increased from $5,241,000 on December 31, 2008 to $21,231,000 on December 31, 2009.

Investment Securities

The investment securities portfolio of the Bank is used as a source of income and liquidity.

The following table summarizes the fair value of the Bank’s securities portfolio for the periods indicated:

	Securities Portfolio (dollars in thousands) December 31,
	2009	2008	2007
Held to Maturity
U.S. agency obligations	$15,277	$6,039	$6,523

Available-for-sale
U.S. agency obligations	38,442	7,237	15,083
Mortgage - backed securities	213	5,030	4,734
Municipals	3,622	694	2,523
Corporates	2,962	3,175	3,393

Total available-for-sale	$45,239	$16,136	$25,733

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

Securities held-to-maturity increased from $5,994,000 as of December 31, 2008 to $15,550,000 as of December 31, 2009. The decision to invest in securities held-to-maturity is based on the same factors as the decision to invest in securities available-for-sale except that management invests surplus funds in securities held-to-maturity only after concluding that such funds will not be necessary for liquidity purposes during the term of such security. However, the held-to-maturity securities may be pledged for such purposes as short term borrowings and as collateral for public deposits.

The portfolio of securities available-for-sale increased to $45,239,000 as of December 31, 2009 from $16,136,000 as of December 31, 2008. During 2009, the Bank purchased available-for-sale securities to obtain a higher yield than was then available in the overnight market.

The following table shows the maturities of held-to-maturity and available-for-sale securities at amortized cost and market value at December 31, 2009 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are not shown on a tax equivalent basis. Financial attempts to maintain diversity in its portfolio and maintain credit quality and repricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on Financial’s securities, see Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution /Yield Analysis (dollars in thousands) At December 31, 2009
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Held to Maturity
U.S. agency
Amortized cost	$—	$—	$2,092	$13,458	$15,550
Market value	$—	$—	$2,091	$13,186	$15,277
Weighted average yield			4.00%	3.60%

Available for sale securities
U.S. agency
Amortized cost	$—	$1,008	$12,418	$25,532	$38,958
Market value	$—	$1,000	$12,231	$25,211	$38,442
Weighted average yield		2.16%	3.07%	3.80%
Mortgage Backed Securities
Amortized cost	$—	$207	$—	$13	$220
Market value	$—	$200	$—	$13	$213
Weighted average yield		3.73%		5.83%
Municipals
Amortized cost	$—	$—	$479	$3,343	$3,822
Market value	$—	$—	$490	$3,132	$3,622
Weighted average yield			5.60%	5.71%
Corporate
Amortized cost	$—	$—	$1,965	$1,034	$2,999
Market value	$—	$—	$1,964	$998	$2,962
Weighted average yield			5.62%	7.38%

Total portfolio
Amortized cost	$—	$1,215	$16,955	$43,380	$61,549
Market value	$—	$1,200	$16,776	$42,540	$60,516
Weighted average yield		2.43%	3.55%	3.96%

Cash surrender value of bank owned life insurance

On July 1, 2009, the Company funded bank owned life insurance (BOLI) for a chosen group of its officers, where the Company is the owner and sole beneficiary of the policies. As of December 31, 2009, the BOLI had a cash surrender value of $5,125,000. Increases in the cash surrender value are recorded as components of non-interest income. The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance and its tax-free advantage to the Company. This profitability is used to offset a portion of current and future employee benefit costs. The BOLI can be liquidated if necessary with associated tax costs. However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position. Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

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

At December 31, 2009, cash, interest-bearing and non interest-bearing deposits with banks, federal funds sold, securities and loans maturing within one year was $31,305,000. At the end of 2009, approximately 47.6%, or $ 154,701,000 of the loan portfolio would mature or reprice within a one-year period. At December 31, 2009 non-deposit sources of available funds totaled $98,140,000, which included $75,290,00 available from the FHLBA.

Capital Resources

Capital adequacy is an important measure of financial stability and performance. Management’s objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profiles of financial institutions. The guidelines define capital as Tier 1 (primarily common stockholders’ equity, defined to include certain debt obligations) and Tier 2 (remaining capital generally consisting of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general valuation allowance for loan losses). The Bank’s regulatory capital levels exceed those established for well-capitalized institutions. The following table (along with Note 15 of the Audited Financial Statements) shows the minimum capital requirements and the Bank’s capital position as of December 31, 2009 and 2008.

Analysis of Capital for Bank of the James (Bank only)

(dollars in thousands)

	December 31,
	2009	2008

Tier 1 Capital:
Common Stock	$3,742	$3,743
Additional paid in capital	19,323	13,317
Retained earnings	6,825	7,195

Total Tier 1 Capital	$29,890	$24,255

Tier 2 Capital:
Allowable portion of allowance for loan losses	4,036	2,859

Total Tier 2 Capital	$4,036	$2,859

Total risk-based capital	$33,926	$27,114

Risk weighted assets	$322,662	$270,451

Average total assets	$434,110	$324,386

			Regulatory Minimums
	December 31,		Capital Adequacy	Well Capitalized
	2009	2008
Capital Ratios
Tier 1 capital to average total assets	6.89%	7.48%	4.00%	5.00%
Tier 1 risk-based capital ratio	9.26%	8.97%	4.00%	6.00%
Total risk-based capital ratio	10.51%	10.03%	8.00%	10.00%

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

In 2009, Financial completed a private placement of unregistered debt securities pursuant to which it issued notes to accredited investors in an amount of $7,000,000. The debt issued pursuant to this offering will bear interest at the rate of 6% per year with interest payable quarterly in arrears. The first interest payment was paid due on July 1, 2009. No principal payments are due until the debt matures on April 1, 2012 (the “Maturity Date”). On the Maturity Date the principal and all accrued but unpaid interest on the debt will be due and payable. Financial used $6,000,000 of the proceeds to provide additional capital to the Bank. We expect to retain the balance of the proceeds at Financial to service interest payments on the debt or to provide additional capital to the Bank, if necessary.

The capital ratios set forth in above tables state the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $500,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis would no longer be comparable to the capital ratios of the Bank because the proceeds of the private placement do not qualify as equity capital on a consolidated basis.

Stockholder’s Equity

Stockholders’ equity decreased by $910,000 from $24,635,000 on December 31, 2008 to $23,725,000 on December 31, 2009 because of our operating loss and additional unrealized losses on available-for-sale securities.

Asset Quality

We perform monthly reviews of all delinquent loans and loan officers are charged with working with customers to resolve potential payment issues. We generally classify a loan as nonaccrual when it is deemed uncollectible or when the borrower has not made a payment in 90 days. We generally restore a loan if i) a borrower is no longer 90 days past due on the loan; and the borrower has demonstrated the capacity to repay the loan for six consecutive months or ii) the loan committee of the Board of Directors determines that a borrower has the capacity to repay the loan. We also classify other real estate owned (OREO) as a non performing asset. OREO, which is accounted for in the “other assets” section of the Statement of Financial Condition, represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure.

During 2009, the quality of certain classes of our assets declined. Specifically, as a result of the economic downturn, commercial development loans and residential speculative housing construction loans were impacted by a decline in the value of the collateral supporting those loans. Although asset quality declined in 2009, management believes that it has been proactive in quantifying and mitigating the risk. Non-accrual loans increased to $5,687,000 on December 31, 2009 from $3,859,000 on December 31, 2008. Management has provided for the anticipated losses on these loans in the loan loss reserve. OREO increased to $666,000 on December 31, 2009 from $81,000 on December 31, 2008.

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

In performing its loan loss analysis, the Bank assigns one of the following risk categories to each commercial loan in the Bank’s portfolio:

Risk Category	Classification
Risk 1	Excellent
Risk 2	Above Average
Risk 3	Satisfactory
Risk 4	Acceptable/Low Satisfactory
Risk 5	Special Mention
Risk 6	Sub-Standard
Risk 7	Doubtful
Risk 8	Loss

Management considers the following four components when calculating its loan loss reserve requirement:

•	In accordance with current accounting rules (ASC 310) the Bank performs an individual impairment analysis on all loans with a Risk Rating of 5 through 8.

•

In accordance with current accounting rules (ASC 450) the Bank examines historical charge-off data by classification code in order to determine a portion of the reserve related to homogeneous pools. The Bank updates its historical charge-off data twice a year and adjusts the reserve accordingly. The Bank also adjusts the historical charge-off data based on the risk rated tiering system set forth above to more accurately reflect the Bank’s actual losses.

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

The Bank’s allowance for loan losses increased 49.98% from $2,859,000 on December 31, 2008 to $4,288,000 on December 31, 2009. This increase is reflective of the growth in the loan portfolio and current economic conditions. The increase resulted from application of the Bank’s commercial loan rating system and individual impairment calculations, as discussed above, as applied to the larger total loan portfolio. As of December 31, 2009 the allowance for loan losses was equal to 1.33% of the total loan portfolio as compared with 1.03% at December 31, 2008.

The following tables set forth information regarding impaired and non-accrual loans as of December 31, 2009 and 2008:

	Impaired & Non-Accrual Loans (dollars in thousands) At December 31,
	2009	2008

Impaired loans without a valuation allowance	$28,689	$8,006
Impaired loans with a valuation allowance	14,938	10,375

Total impaired loans	$43,627	$18,381

Valuation allowance related to impaired loans	$2,081	$1,441
Total non-accrual loans (included in impaired loans)	$5,687	$3,859
Total loans past due ninety days or more and still accruing	$—	$—

	Average Investment in Impaired Loans (dollars in thousands) Years Ended December 31,
	2009	2008

Average investment in impaired loans	$30,642	$15,703

Interest income recognized on impaired loans	$2,039	$860

Interest income recognized on a cash basis on impaired loans	$1,932	$786

No nonaccrual loans were excluded from impaired loan disclosure under current accounting rules at December 31, 2009 and 2008. If interest on these loans had been accrued, such income would have approximated $693,000 and $242,000 for 2009 and 2008, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the nonperforming loan totals listed above.

The following table shows sets forth the detail of loan charged-off, recovered, and the changes in the allowance for loan losses as of the dates indicated:

	Allowance for Loan Losses (dollars in thousands) At December 31,
	2009	2008	2007	2006	2005
Balance, beginning of period	$2,859	$2,146	$2,091	$1,777	$1,419
Loans charged-off:
Commercial, financial and agricultural	733	379	165	143	224
Real estate-construction	917	31	25	101	—
Real estate-mortgage	918	82	125	76	86
Installment and other	229	197	127	83	175

Total loans charged off	$2,797	$689	$442	$403	$485

Recoveries:
Commercial, financial and agricultural	$35	$17	$22	$63	$5
Real estate-construction	—	—	—	—	12
Real estate-mortgage	—	—	—	3	—
Installment and other	40	30	24	21	23

Total recoveries	$75	$47	$46	$87	$40

Net charge-offs	$2,722	$642	$396	$316	$445
Provision for loan losses	4,151	1,355	451	630	803

Balance, end of period	$4,288	$2,859	$2,146	$2,091	$1,777

The following table shows the balance and percentage of the Bank’s allowance for loan losses allocated to each major category of loans:

	Allocation of Allowance for Loan Losses (dollars in thousands) At December 31,
	2009 Percent of Loans to Total Loans		2008 Percent of Loans to Total Loans		2007 Percent of Loans to Total Loans		2006 Percent of Loans to Total Loans		2005 Percent of Loans to Total Loans
Commercial, financial, and agricultural	$777	18.12%	$536	18.75%	$523	24.37%	$565	27.02%	$499	28.08%
Real estate - construction	697	16.25%	154	5.39%	105	4.89%	390	18.65%	143	8.05%
Real estate - mortgage	2,195	51.17%	1,864	65.19%	1,226	57.13%	712	34.05%	657	36.97%
Installment and other	619	14.46%	305	10.67%	292	13.61%	424	20.28%	478	26.90%

	$4,288	100.00%	$2,859	100.00%	$2,146	100.00%	$2,091	100.00%	$1,777	100.00%

The following table provides information on the Bank’s nonperforming assets as of the dates indicated:

	Nonperforming Assets (dollars in thousands) At December 31,
	2009	2008	2007	2006	2005
Nonaccrual loans	$5,687	$3,859	$1,246	$646	$261
Restructured loans	916	—	—	—	—
Foreclosed property	666	81	—	535	—
Loans past due 90 days accruing interest	—	—	—	—	—

Total nonperforming assets	$7,269	$3,940	$1,246	$1,181	$261

Allowance for loan losses to period end loans	1.33%	1.03%	0.95%	1.10%	1.13%
Nonperforming assets to period end loans	2.25%	1.39%	0.55%	0.34%	0.17%
Net charge-offs (recoveries) to average loans	0.90%	0.26%	0.19%	0.19%	0.30%

Income Tax Expense

For the year ended December 31, 2009, Financial had a federal income tax benefit of $695,000 resulting from ordinary course of business as well as a $44,000 benefit from a realized tax credit as compared to a Federal income tax benefit of $862,000, which include a benefit from a realized tax credit of $634,000 in 2008. Note 10 of the Audited Financial Statements provides additional information with respect to our 2009 federal income tax expense and the deferred tax accounts.

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

Management believes that Financial has been successful in managing its net interest margin despite numerous adjustments by the FOMC since 2001. During 2009, and at March 24, 2010, the Bank’s prime rate remained constant at 3.25%. Our net interest margin was under pressure in part because of higher rates paid on deposit accounts, primarily certificates of deposit. Financial’s spread on earning assets to interest bearing liabilities decreased from 3.19% in 2008 to 2.77% in 2009. Management attempts to mitigate this pressure by constantly monitoring and repricing deposits.

Management monitors interest rate levels on a daily basis and meets in the form of the Asset/Liability Committee (“ALCO”) at least monthly or when a special situation arises (e.g., FOMC unscheduled rate change). The following reports and/or tools are used to assess the current interest rate environment and its impact on Financial’s earnings and liquidity: monthly and year-to-date net interest margin and spread calculations, monthly and year-to-date balance sheet and income statements versus budget (including quarterly interest rate shock analysis), quarterly net portfolio value analysis, a weekly survey of rates offered by other local competitive institutions, and gap analysis which matches maturities or repricing dates of interest sensitive assets to those of interest sensitive liabilities.

Financial currently subscribes to computer simulated modeling tools made available through its consultant, FinPro, Inc., to aid in asset/liability analysis. In addition to monitoring by the ALCO and Investment Committee, the board is informed of the current asset/liability position and its potential effect on earnings at least quarterly.

Short Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. The short-term borrowings totaled $10,710,000 and $14,339,000 as of December 31, 2009 and 2008, respectively. Short-term borrowings may also include Federal funds purchased, which are unsecured overnight borrowings from other financial institutions. The maximum balance of the repurchase agreements for the years ended December 31, 2009 and December 31, 2008 was approximately $12,500,000 and $14,500,000, respectively.

Unsecured federal fund lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $11,000,000; Suntrust Bank, $3,000,000; and Compass Bank, $2,250,000. In addition, the Bank maintains a $3,000,000 reverse repurchase agreement with Suntrust whereby securities may be pledged as collateral in exchange for funds for a minimum of 30 days with a maximum of 90 days. The Bank also maintains a secured federal funds line with Community Bankers’ Bank whereby it may pledge securities as collateral with no specified minimum or maximum amount or term. No amounts were outstanding on the facilities at either December 31, 2009 or December 31, 2008. The maximum balance of federal funds lines for the years ended December 31, 2009 and December 31, 2008 was approximately $0 and $15,000,000, respectively.

The Bank is also a member of the Federal Home Loan Bank of Atlanta (“FHLBA”). The Bank’s available credit through the FHLBA is $85,290,000 as of September 30, 2009, the most recent calculation. Of this amount the Bank has borrowed $20,000,000 under the following terms:

	Amount (dollars in thousands)	Type	Rate	Ultimate Maturity Date
	$10,000	Fixed rate hybrid	2.700%	2/5/2010
	3,000	Fixed rate credit	3.410%	4/15/2013
	2,000	Fixed rate credit	3.785%	4/15/2015
	5,000	Convertible 4/15/2010	2.360%	4/15/2013

Total	$20,000	Weighted average rate	2.830%

The maximum balance on the FHLBA credit was approximately $21,000,000 for the years ended December 31, 2009 and December 31, 2008.

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

	Contract Amounts (dollars in thousands) at December 31,
	2009	2008
Commitments to extend credit	$46,609	$44,248
Standby letters of credit	1,496	3,282

Total	$48,105	$47,530

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

The Bank rents, under non-cancelable leases, three of its banking facilities and one mortgage production office. The Bank has liability in the form of minimum annual rental commitments under these leases as follows:

Year Ending	Amount (in thousands)
2010	$414
2011	459
2012	469
2013	476
2014	355
Thereafter	921

$3,094

Expansion Plans

Subject to regulatory approval, the Bank anticipates opening additional branches during the next two fiscal years. Although numerous factors could influence the Bank’s expansion plans, the following discussion provides a general overview of the additional branch location that the Bank currently is considering.

Timberlake Road Area, Campbell County (Lynchburg), Virginia. As previously disclosed, the Bank has purchased certain real property located at the intersection of Turnpike and Timberlake Roads, Campbell County, Virginia. The Bank does not anticipate opening a branch at this location prior to 2012. The Bank has determined that the existing structure is not suitable for use as a bank branch.

The Bank estimates that the cost of improvements, furniture, fixtures, and equipment necessary to upfit the property will be between $900,000 and $1,500,000 per location.

Although the Bank cannot predict with certainty the financial impact of each new branch, management generally anticipates that each new branch will become profitable within 12 to 18 months of operation.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on us, see “Recent Accounting Pronouncements” in Note 20 to the consolidated financial statements included in Item 8 of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 8.	Financial Statements and Supplementary Data

The following financial statements are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Management’s Annual Report on Internal Control Over Financial Reporting

Consolidated Financial Statements

Balance Sheets, December 31, 2009 and 2008

Statements of Operations, Years Ended December 31, 2009 and December 31, 2008

Statements of Changes in Stockholders’ Equity and Comprehensive Income, Years Ended December 31, 2009 and December 31, 2008

Statements of Cash Flows, Years Ended December 31, 2009 and December 31, 2008

Notes to Consolidated Financial Statements

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

In order to ensure that Financial’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2009.

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

Robert R. Chapman III Chief Executive Officer & President March 26, 2010	J. Todd Scruggs Secretary-Treasurer (Principal Financial Officer) March 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bank of the James Financial Group, Inc. and Subsidiaries

Lynchburg, Virginia

We have audited the accompanying consolidated balance sheets of Bank of the James Financial Group, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of the James Financial Group, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Bank of the James Financial Group, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009 included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia

March 26, 2010

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	December 31,
Assets	2009	2008
Cash and due from banks	$10,074	$10,584
Federal funds sold	21,231	5,241

Total cash and cash equivalents	31,305	15,825

Securities held-to-maturity (fair value of $15,277 in 2009 and $6,039 in 2008)	15,550	5,994
Securities available-for-sale, at fair value	45,239	16,136
Restricted stock, at cost	2,315	2,059
Loans, net of allowance for loan losses of $4,288 in 2009 and $2,859 in 2008	318,452	274,890
Premises and equipment, net	10,458	7,672
Interest receivable	2,179	1,624
Cash value – bank owned life insurance	5,125	—
Other real estate owned	666	81
Other assets	6,392	4,324

Total Assets	$437,681	$328,605

Liabilities and Stockholders’ Equity

Deposits
Non-interest bearing demand	$42,112	$35,778
NOW, money market and savings	245,066	127,341
Time	88,594	104,992

Total deposits	375,772	268,111

Repurchase agreements	10,710	14,339
Federal Home Loan Bank borrowings	20,000	21,000
Capital notes	7,000	—
Interest payable	200	302
Other liabilities	274	218

Total liabilities	$413,956	$303,970

Commitments and contingencies

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares, issued and outstanding 2,990,788 shares in 2009 and 2,810,255 shares in 2008	$6,400	$6,014
Additional paid-in-capital	20,765	19,473
Retained earnings (deficit)	(2,938)	(776)
Accumulated other comprehensive (loss)	(502)	(76)

Total stockholders’ equity	$23,725	$24,635

Total liabilities and stockholders’ equity	$437,681	$328,605

See notes to the consolidated financial statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share amounts)

	Years Ended December 31,
Interest and Dividend Income	2009	2008
Loans	$18,434	$16,656
Securities
US agency obligations	1,725	805
Mortgage backed	47	705
Tax-exempt municipals	89	42
Dividends	42	73
Corporates	212	294
Federal funds sold	32	19

Total interest income	$20,581	$18,594

Interest Expense
Deposits
NOW, money market and savings	$4,845	$1,779
Time Deposits	3,321	5,304
Federal funds purchased	—	99
Federal Home Loan Bank borrowings	578	477
Repurchase agreements	195	359
Capital notes	313	—

Total interest expense	$9,252	$8,018

Net interest income	$11,329	$10,576

Provision for loan losses	4,151	1,355

Net interest income after provision for loan losses	$7,178	$9,221

Other operating income
Mortgage fee income	$1,357	$1,183
Service charges and fees	986	1,036
Other	609	405
Gain (loss) on sale of available-for-sale securities	6	(1,670)

Total other operating income	$2,958	$954

Other operating expenses
Salaries and employee benefits	$5,461	$5,290
Occupancy	886	747
Equipment	1,047	983
Supplies	374	382
Professional, data processing and other outside expenses	1,424	1,295
Marketing	290	387
Credit expense	351	234
Loss (gain) on sale of assets	38	(5)
Amortization of tax credit investment	196	785
Other	1,406	715

Total other operating expenses	$11,473	$10,813

(Loss) before income taxes	$(1,337)	$(638)
Income tax (benefit)	(695)	(862)

Net Income (loss)	$(642)	$224

Income (loss) per common share – basic	$(0.22)	$0.08

Income (loss) per common share – diluted	$(0.22)	$0.07

See notes to the consolidated financial statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Total Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss)	Total

Balance at December 31, 2007	2,556,898	$5,472	$15,995	$3,064	$(7)	$24,524

Net income	—	—	—	224	—	224
Changes in unrealized losses on securities available-for-sale net of deferred taxes of $605	—	—	—	—	(1,171)	(1,171)
Reclassification adjustment for losses included in net income, net of income tax benefit of $568	—	—	—	—	1,102	1,102

Comprehensive Income						155

10% Stock dividend	255,196	546	3,518	(4,064)	—	—
Exercise of stock options	2,496	5	5	—	—	10
Stock compensation expense	—	—	7	—	—	7
Acquisition of common stock	(4,335)	(9)	(52)	—	—	(61)

Balance at December 31, 2008	2,810,255	$6,014	$19,473	$(776)	$(76)	$24,635

Net (loss)	—	—	—	(642)	—	(642)
Changes in unrealized losses on securities available-for-sale net of deferred taxes of $216	—	—	—	—	(422)	(422)
Reclassification adjustment for gains included in net income (loss), net of tax expense of $2	—	—	—	—	(4)	(4)

Comprehensive (loss)						(1,068)
5% Stock dividend	140,702	301	1,219	(1,520)	—	—
Exercise of stock options	39,831	85	68	—	—	153
Stock compensation expense	—	—	5	—	—	5

Balance at December 31, 2009	2,990,788	$6,400	$20,765	$(2,938)	$(502)	$23,725

See notes to the consolidated financial statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(642)	$224
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	867	757
Net amortization and accretion of premiums and discounts on securities	527	9
(Gain) loss on sale of available-for-sale securities	(6)	1,670
Provision for loan losses	4,151	1,355
Loss (gain) on sale of other assets	38	(5)
Stock compensation expense	5	7
Deferred income tax (benefit)	(536)	(487)
Amortization of tax credit investment	196	785
(Increase) in interest receivable	(555)	(109)
(Increase) in other assets	(2,800)	(625)
(Increase) decrease in income taxes receivable	543	(1,171)
(Decrease) in interest payable	(102)	(103)
Increase (decrease) in other liabilities	56	(58)

Net cash provided by operating activities	$1,743	$2,249

Cash flows from investing activities
Purchases of securities held-to-maturity	$(16,194)	$—
Proceeds from maturities and calls of securities held-to-maturity	6,500	500
Purchases of securities available-for-sale	(58,214)	(20,904)
Proceeds from maturities and calls of securities available-for-sale	12,744	9,046
Purchases of bank owned life insurance	(5,000)	—
Proceeds from sale of securities available-for-sale	15,338	19,671
Purchase of restricted stock	(256)	(1,073)
Origination of loans, net of principal collected	(47,713)	(52,223)
Purchases of premises and equipment	(3,653)	(2,425)
Purchase of historic and new market tax credits	—	(2,280)
Proceeds from sale of other assets	—	403

Net cash used in investing activities	$(96,448)	$(49,285)

Cash flows from financing activities
Net increase in deposits	$107,661	$39,388
Net (decrease) in federal funds purchased	—	(5,587)
Net increase (decrease) in repurchase agreements	(3,629)	3,797
Net increase (decrease) in Federal Home Loan Bank advances	(1,000)	21,000
Acquisition of common stock	—	(61)
Proceeds from exercise of stock options	153	10
Proceeds from sale of senior capital notes	7,000	—

Net cash provided by financing activities	$110,185	$58,547

Increase in cash and cash equivalents	15,480	11,511
Cash and cash equivalents at beginning of period	$15,825	$4,314

Cash and cash equivalents at end of period	$31,305	$15,825

Non cash transactions
Transfer of loans to foreclosed assets	$2,991	$506
Transfer from foreclosed assets to premises and equipment	2,215	—
Fair value adjustment for securities	$(644)	$(106)
Cash transactions
Cash paid for interest	$9,354	$8,121
Cash paid for taxes	—	809

See notes to the consolidated financial statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

Note 1 - Organization

Bank of the James Financial Group, Inc. (“Financial” or the “Company”), a Virginia corporation, was organized in 2003 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Financial is headquartered in Lynchburg, Virginia. Financial conducts its business activities through the branch offices of its wholly owned subsidiary bank, Bank of the James (the “Bank”) and through BOTJ Investment Group, Inc. (“BOTJIG”), a wholly-owned investment services firm operating from an office within the Bank branch located at 615 Church Street in Lynchburg. Financial exists primarily for the purpose of holding the stock of its subsidiaries, the Bank and BOTJIG, and of such other subsidiaries as it may acquire or establish. The Bank also operates a wholly owned subsidiary BOTJ Insurance, Inc, (“BOTJ-Ins”) also located at 615 Church Street.

Bank of the James was incorporated on October 23, 1998, and began banking operations on July 22, 1999. The Bank is a Virginia chartered bank and is engaged in lending and deposit gathering activities in Region 2000, which includes the counties of Amherst, Appomattox, Bedford and Campbell (which includes the Town of Altavista) and the cities of Bedford and Lynchburg, Virginia. It operates under the laws of Virginia and the Rules and Regulations of the Federal Reserve System and the Federal Deposit Insurance Corporation. The Bank’s nine locations consist of four in Lynchburg, Virginia, one in Forest, Virginia which includes the Mortgage Division, one in Madison Heights, Virginia, one in the Town of Amherst, Virginia, one in the City of Bedford, Virginia, and one in the Town of Altavista, Virginia.

Note 2 - Summary of significant accounting policies

Consolidation

The consolidated financial statements include the accounts of Bank of the James Financial Group, Inc. and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation and use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, other-than-temporary impairments of securities, and the fair value of financial instruments.

Cash and cash equivalents

Cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within ninety days. Generally, federal funds are purchased and sold for one-day periods.

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

Note 2 - Summary of significant accounting policies (continued)

fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) we intend to sell the security or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If however, we do not intend to sell the security and it is not more-than-likely that we will be required to sell the security before recovery, we must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income.

For equity securities, impairment is considered to be other-than-temporary based on our ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in income. We regularly review each security for other-than-temporary impairment based on criteria that include the extent to which costs exceed market price, the duration of that market decline, the financial health of and specific prospects for the issuer, our best estimate of the present value of cash flows expected to be collected from debt securities, our intention with regard to holding the security to maturity and the likelihood that we could be required to sell the security before recovery.

Restricted investments

As members of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of Atlanta (FHLBA), the Bank is required to maintain certain minimum investments in the common stock of the FRB and FHLBA, which are carried at cost. Required levels of investment are based upon the Bank’s capital and a percentage of qualifying assets. The Bank also maintains stock ownership in Community Bankers’ Bank (CBB). The investment in CBB is minimal and is not mandated but qualifies the Bank for preferred pricing on services offered by CBB.

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

December 31, 2009 and 2008

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

All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current (within 90 days past due) and future payments are reasonably assured.

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

December 31, 2009 and 2008

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

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

Note 2 - Summary of significant accounting policies (continued)

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of operations.

Stock options

Current accounting guidance requires the costs resulting from all share-based payments to employees be recognized in the financial statements. Stock-based compensation is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value. The model employs the following assumptions:

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

For the years ended December 31, 2009 and 2008, Financial recognized stock-based compensation expense of $5 and $7 respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the year ended December 31, 2008; dividend yield of 0%, expected volatility of 40%, a risk-free interest rate of 3.95%, and expected lives of 7 years. There were no options granted in 2009.

Earnings per share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

Reclassification

Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

Comprehensive income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

Note 2 - Summary of significant accounting policies (continued)

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $187 and $290 for 2009 and 2008, respectively.

Note 3 - Restrictions on cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were approximately $1,866 and $1,572 for the weeks including December 31, 2009 and 2008, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

Note 4 - Securities

A summary of the amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Held-to-maturity
U.S. agency obligations	$15,550	$—	$(273)	$15,277

Available-for-sale
U.S. agency obligations	$38,958	$37	$(553)	$38,442
Mortgage-backed securities	220	—	(7)	213
Municipals	3,822	11	(211)	3,622
Corporates	2,999	11	(48)	2,962

	$45,999	$59	$(819)	$45,239

	December 31, 2008
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Held-to-maturity
U.S. agency obligations	$5,994	$45	$—	$6,039

Available-for-sale
U.S. agency obligations	$6,994	$243	$—	$7,237
Mortgage-backed securities	5,057	27	(54)	5,030
Municipals	718	2	(26)	694
Corporates	3,483	25	(333)	3,175

	$16,252	$297	$(413)	$16,136

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

Note 4 - Securities (continued)

Temporarily Impaired Securities

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008:

December 31, 2009	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. agency obligations	$46,851	$826	$—	$—	$46,851	$826
Mortgage-backed securities	—	—	213	7	213	7
Corporates	1,454	12	997	36	2,451	48
Municipals	2,910	194	222	17	3,132	211

Total temporarily impaired securities	$51,215	$1,032	$1,432	$60	$52,647	$1,092

December 31, 2008	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$2,681	$42	$298	$12	$2,979	$54
Corporates	—	—	1,690	333	1,690	333
Municipals	—	—	214	26	214	26

Total temporarily impaired securities	$2,681	$42	$2,202	$371	$4,883	$413

U.S. agency obligations. The unrealized losses on the 34 investments in U.S. agency obligations were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Each of these 34 investments carries an investment grade rating of AAA.

Mortgage-backed securities. The unrealized losses on the two investments in mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Bank’s investment. Each of these 2 investments carries an investment grade rating of AAA.

Corporates. The unrealized losses on the two investments in corporate bonds relates to companies within the financial services sector. The unrealized losses are primarily attributable to interest rate increases and recent decreases in profitability within the overall industry. The securities maintain an S&P rating of at least A and the contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

Note 4 - Securities (continued)

Municipals. The unrealized losses on the six investments in municipal obligations were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Each of these 6 investments carries an investment grade rating of AA or above.

Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

The amortized costs and fair values of securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Values	Amortized Cost	Fair Values
Due after one year through five years	$—	$—	$1,215	$1,200
Due after five years through ten years	2,092	2,091	14,861	14,685
Due after ten years	13,458	13,186	29,923	29,354

	$15,550	$15,277	$45,999	$45,239

The Bank sold $15,338 of securities available-for-sale in 2009 with net realized gains totaling $6. The Bank sold $19,671 of securities available-for-sale in 2008 with net realized losses on the sales totaling $1,670.

The amortized costs of securities pledged as collateral for public deposits and other short term borrowings were approximately $16,095 and $16,706 (fair value of $15,876 and $16,931) at December 31, 2009 and 2008, respectively.

The Bank’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $1,537 at December 31, 2009. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2009, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2009 and no impairment has been recognized. FHLB stock is shown in restricted stock on the balance sheet and is not a part of the available-for-sale securities portfolio.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

Note 5 - Loans and allowance for loan losses

A summary of loans, net is as follows:

	December 31,
	2009	2008
Commercial loans	$60,045	$52,842
Real estate – construction	32,149	43,507
Real estate – residential	169,220	136,850
Installment and other	61,326	44,550

Total loans	322,740	277,749

Less allowance for loan losses	4,288	2,859

Net loans	$318,452	$274,890

The activity in the allowance for loan losses for 2009 and 2008 is summarized as follows:

	2009	2008
Balance at beginning of period	$2,859	$2,146
Provision charged to operations	4,151	1,355
Loan charge-offs	(2,797)	(689)
Loan recoveries	75	47

Balance at end of period	$4,288	$2,859

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

Note 5 - Loans and allowance for loan losses (continued)

The following tables set forth information regarding impaired and non-accrual loans as of December 31, 2009 and 2008:

	Impaired & Non-Accrual Loans At December 31,
	2009	2008
Impaired loans without a valuation allowance	$28,689	$8,006
Impaired loans with a valuation allowance	14,938	10,375

Total impaired loans	$43,627	$18,381

Valuation allowance related to impaired loans	$2,081	$1,441
Total non-accrual loans (including impaired loans)	$5,687	$3,859
Total loans past due ninety days or more and still accruing	$—	$—

If interest on the non-accrual loans had been accrued, such income would have approximated $693 and $242 for 2009 and 2008, respectively.

	Average Investment in Impaired Loans Years Ended December 31,
	2009	2008
Average investment in impaired loans	$30,642	$15,703

Interest income recognized on impaired loans	$2,039	$860

Interest income recognized on a cash basis on impaired loans	$1,932	$786

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

The Company’s officers, directors and their related interests have various types of loan relationships with the Bank. The total outstanding balances of these related party loans at December 31, 2009 and 2008 were $3,096 and $2,579 respectively. During 2009, new loans and advances amounted to $1,861 and repayments amounted to $1,344.

The terms and interest rates of these loans are similar to those for comparable loans with other borrowers of the Bank.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

Note 6 - Premises and equipment

Property and equipment at December 31, 2009 and 2008 are summarized as follows:

	December 31,
	2009	2008
Land	$3,620	$542
Building and improvements	5,026	3,113
Construction in progress	—	1,803
Furniture and equipment	5,626	5,179
Leasehold improvements	1,466	1,450

	15,738	12,087

Less accumulated depreciation	5,280	4,415

Net property and equipment	$10,458	$7,672

Total depreciation expense for the years ended December 31, 2009 and 2008 was $867 and $757, respectively.

Note 7 - Deposits

A summary of deposit accounts is as follows:

	December 31,
	2009	2008
Demand
Non-interest bearing	$42,112	$35,778
Interest bearing	49,503	41,699
Savings	195,563	85,642
Time, $100,000 or more	31,891	69,422
Other time	56,703	35,570

	$375,772	$268,111

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

Note 7 - Deposits (continued)

At December 31, 2009, maturities of time deposits are scheduled as follows:

Year Ending December 31,	Amount

2010	$59,118
2011	11,324
2012	6,248
2013	2,164
2014	9,740

$88,594

The Bank held related party deposits of $4,537 and $5,824 at December 31, 2009 and 2008, respectively.

Note 8 - Capital notes

Financial has issued capital notes in the amount of $7,000 (the “Notes”). The Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. The first interest payment on the Notes was due on July 1, 2009 and the second payment was due on October 1, 2009. No principal payments are due until the Notes mature on April 1, 2012. On the Maturity Date the principal and all accrued but unpaid interest on the Notes will be due and payable.

Note 9 - Other borrowings

Short-term borrowings consist of the following at December 31, 2009 and 2008:

	2009	2008

Securities sold under agreements to repurchase	$10,710	$14,339

Interest rate	1.54%	2.56%

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

Note 9 - Other borrowings (continued)

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings may also include Federal funds purchased, which are unsecured overnight borrowings from other financial institutions. Customer repurchase agreements are unsecured and guaranteed by the full faith and credit of the Bank.

Unsecured federal fund lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $11,000; Suntrust Bank, $3,000; and Compass Bank, $2,250. In addition, the Bank maintains a $3,000 reverse repurchase agreement with Suntrust whereby securities may be pledged as collateral in exchange for funds for a minimum of 30 days with a maximum of 90 days. The Bank also maintains a secured federal funds line with Community Bankers’ Bank whereby it may pledge securities as collateral with no specified minimum or maximum amount or term. No amounts were outstanding on these lines as of December 31, 2009.

The Bank is also a member of the Federal Home Loan Bank of Atlanta (“FHLBA”). The Bank’s available credit through the FHLBA is $85,290 as of September 30, 2009, the most recent calculation. Of this amount the Bank has borrowed $20,000 under the following terms:

	Amount	Type	Rate	Maturity Date
	$10,000	Fixed rate hybrid	2.700%	2/5/2010
	3,000	Fixed rate credit	3.410%	4/15/2013
	2,000	Fixed rate credit	3.785%	4/15/2015
	5,000	Convertible 4/15/2010	2.360%	4/15/2013

Total	$20,000	Weighted average rate	2.830%

Note 10 - Income taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2006.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

Note 10 - Income taxes (continued)

Income tax expense (benefit) attributable to income before income tax expense (benefit) is summarized as follows:

	December 31,
	2009	2008

Current federal income tax expense	$14	$259
Deferred federal income tax (benefit)	(536)	(487)
Tax credits	(173)	(634)

Income tax (benefit)	$(695)	$(862)

Income tax expense (benefit) differed from amounts computed by applying the U.S. Federal income tax rate of 34% to income before income tax expense (benefit) as a result of the following:

	2009	2008

Computed “expected” income tax (benefit)	$(455)	$(217)
Increase (reduction) in income tax resulting from:
Non-taxable income	(70)	(13)
Non-deductible expenses	3	2
Tax credits	(173)	(634)

Income tax (benefit)	$(695)	$(862)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

Note 10 - Income taxes (continued)

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

	2009	2008
Deferred tax assets
Allowance for loan losses	$1,077	$736
Unrealized loss on available-for-sale securities	259	39
Charitable contributions	11	9
Carryover of tax credits	525	436

Gross deferred tax assets	1,872	1,220

Deferred tax liability
Depreciation	134	238
Prepaid expenses	16	16

Gross deferred tax liability	150	254

Net deferred tax asset	$1,722	$966

Note 11 - Earnings (loss) per share (EPS)

Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the entity. All amounts have been restated for the 5% stock dividend in 2009 and the 10% stock dividend paid in 2008.

The basic and diluted earnings per share calculations are as follows:

	2009	2008
Numerator:
Net income (loss) available to stockholders	$(642)	$224

Basic EPS weighted average shares outstanding	2,960,565	2,949,909
Effect of dilutive securities:
Incremental shares attributable to Stock Option Plan	—	72,516

Diluted EPS weighted-average shares outstanding	2,960,565	3,022,425

Basic earnings (loss) per share	$(0.22)	$0.08

Diluted earnings (loss) per share	$(0.22)	$0.07

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

Note 11 - Earnings (loss) per share (EPS) (continued)

There were 80,080 shares excluded from the 2008 earnings per share calculation because their effects were anti-dilutive. In 2009, all 290,496 option shares were excluded from the 2009 earnings per share calculation because their effects were anti-dilutive.

Note 12 - Defined contribution benefit plan

The Company adopted a 401(k) defined contribution plan on October 1, 2000, which is administered by the Virginia Bankers’ Association. Participants have the right to contribute up to a maximum of 19% of pretax annual compensation or the maximum allowed under Section 401(g) of the internal revenue Code, whichever is less. In 2009, the Company made a matching contribution to the plan in the amount of 50% of the first 6% of the elective contributions made by the participants for the months of January and February. Effective March 1, 2009, the Company suspended the matching contributions. In 2008, the Company made a matching contribution to the plan in the amount of 50% of the first 6% of the elective contributions made by the participants. The Company’s expense for the plan totaled $15 and $99 for 2009 and 2008, respectively.

Note 13 - Stock option plan

On October 21, 1999, the Board of Directors adopted the “1999 Stock Option Plan” for officers and employees. In 2008 and 2009, stock dividends of 10% and 5% respectively were declared affecting the aforementioned grants retroactively. The ability to grant shares under the 1999 Stock Option Plan expired on October 21, 2009. The plan expired with 25,832 shares not granted.

Stock option plan activity for the year ended December 31, 2009 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of in-the-money options (Aggregate Intrinsic Value)
Options outstanding, January 1, 2009	333,923	$8.20
Granted	—	—
Exercised	(39,831)	3.84
Forfeited	(3,596)	11.88

Options outstanding, December 31, 2009	290,496	$8.76	4.14	$248

Options exercisable, December 31, 2009	289,656	$8.74	4.12	$248

The total approximate value of in-the-money options exercised during 2009 was $142. As of December 31, 2009, there was approximately $2 of total unrecognized compensation expense related to non vested option awards which will be recognized over the remaining service period.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

Note 13 – Stock option plan (continued)

The following is summarized information concerning currently outstanding and exercisable options as adjusted for all stock dividends previously declared and paid:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Remaining Contractual Life	Weighted Average Exercise Price
$4.20 to $4.29	55,947	1.5 years	$4.25
$5.72 to $8.50	105,882	3.7 years	$7.33
$10.50 to $12.60	124,445	5.6 years	$11.79
$13.81 to $15.58	4,222	7.1 years	$14.95
$4.20 to $15.58	290,496	4.1 years	$8.76

Note 14 - Stockholders’ equity

The Bank was initially capitalized through a public offering of its common stock, $4.00 (split adjusted to $2.14) par value per share (“Common Stock”), at $10.00 per share, which concluded in February, 1999 and resulted in a capitalization of the Bank of $9,356. On December 22, 2006, Financial completed a follow-on offering pursuant to which it raised $5,147 (net of costs and expenses of $106).

As a result of these two equity offerings, the Note offering and funds generated from operations, Financial and the Bank currently have sufficient liquidity and capital with which to operate.

The Bank is subject to certain legal and regulatory restrictions on the amount of cash dividends it may declare. As of December 31, 2009, Financial was unable to transfer funds from Financial’s Bank subsidiary to Financial in order to pay cash dividends without prior regulatory approval, primarily because of the year-to-date net loss position of the Bank which lead to the decrease in the Bank’s retained earnings.

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

On May 19, 2009, the Board of Directors of the Company declared a 5% stock dividend. The stock dividend was paid on July 21, 2009 to shareholders of record June 16, 2009. Following the stock dividend, the number of outstanding shares increased by 140,702. The dividend required a reclassification of retained earnings effective May 19, 2009 in the amount of $1,520. Of this amount, $301 was reclassified as common stock and $1,219 was reclassified as additional paid-in-capital. The reclassification did not change total stockholders’ equity. All per share amounts have been retroactively adjusted to reflect this dividend.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual regulatory capital amounts and ratios for December 31, 2009 and 2008 are also presented in the table below, dollars are in thousands.

As of December 31, 2009, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The capital ratios for the Bank for 2009 and 2008 are set forth in the following table:

	December 31, 2009 (dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$33,926	10.51%	$25,813	>8.00%	$32,266	>10.00%
Tier I capital (to risk-weighted assets)	$29,890	9.26%	$12,906	>4.00%	$19,360	>6.00%
Tier I capital (leverage) (to average assets)	$29,890	6.89%	$17,364	>4.00%	$21,706	>5.00%

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

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

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $500,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis would no longer be comparable to the capital ratios of the Bank because the proceeds of the private placement do not qualify as equity capital on a consolidated basis.

Note 16 - Contingent liabilities

The Bank rents, under non-cancelable leases, three of its banking facilities and one mortgage production office. The original lease for 615 Church Street expired on July 31, 2009. On August 1, 2009, the Bank elected to enter into a new 10 year lease for this property. The Bank has 9.5 years remaining on this lease.

The Bank entered into a lease agreement for 828 Main Street with Jamesview Investments, LLC of which a Board member is a 33% owner. The initial term of the lease is 10 years with two five year renewal options for a total of 20 years. The Bank has 15.5 years remaining on this lease including option periods. The total expense to be incurred by the Bank over the course of the lease, including options to extend, is $1,837.

In December 2005, the Bank entered into a lease agreement for 4935 Boonsboro Road with Forehand Family Limited Partnership. The initial term of the lease is 5 years with two five year renewal options for a total of 15 years. The Bank has 11 years remaining on this lease including option periods.

In September 2008, the Bank entered into a lease agreement for a potential future branch facility located at 1152 Hendricks Store Road, Moneta, Virginia. The initial term of the lease is five years with one five year renewal option for a total of 10 years. The property is currently being utilized as a seasonal mortgage origination office. The Bank has 3.6 years remaining on the initial five year term of the lease.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

Note 16 - Contingent liabilities (continued)

Rental expenses under operating leases were $312 and $276 for the years ended December 31, 2009 and 2008, respectively.

The current minimum annual rental commitments under the non-cancelable leases in effect at December 31, 2009 are as follows:

Year Ending	Amount
2010	$414
2011	459
2012	469
2013	476
2014	355
Thereafter	921

$3,094

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

Note 17 - Financial instruments with off-balance-sheet risk (continued)

Financial instruments whose contract amounts represent credit risk are as follows:

	Contract Amounts at December 31,
	2009	2008

Commitments to extend credit	$46,609	$44,248

Standby letters of credit	$1,496	$3,282

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

Note 18 - Concentration of credit risk

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

The Bank maintains a significant portion of its cash balances with one financial institution. At December 31, 2009 accounts at this institution were 100% secured by the Federal Deposit Insurance Corporation as a result of the temporary FDIC insurance limit increases promulgated by the Emergency Economic Stabilization Act of 2008. Uninsured balances were approximately $180 and $1,835, which consisted of the total balances in 2 accounts at the Federal Home Loan Bank of Atlanta, at December 31, 2009 and 2008, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

Note 19 - Fair Value Measurements

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

Fair Value Hierarchy

In accordance with this guidance, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

Note 19 - Fair Value Measurements (continued)

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

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period.

		Carrying Value at December 31, 2009
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$45,239	$—	$45,239	$—

		Carrying Value at December 31, 2008
Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$16,136	$—	$16,136	$—

Impaired loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair valued is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

Note 19 - Fair Value Measurements (continued)

or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell.

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period.

		Carrying Value at December 31, 2009
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$12,857	$—	$2,636	$10,221

Other real estate	$666	$—	$—	$666

		Carrying Value at December 31, 2008
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$8,934	$—	$8,247	$687

Other real estate	$81	$—	$—	$81

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

Note 19 - Fair Value Measurements (continued)

Financial Instruments

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

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at December 31, 2009 and 2008 and therefore are not included in the table below.

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$10,074	$10,074	$10,584	$10,584
Federal funds sold	21,231	21,231	5,241	5,241
Securities
Available-for-sale	45,239	45,239	16,136	16,136
Held-to-maturity	15,550	15,277	5,994	6,039
Loans, net	318,452	320,936	274,890	279,151
Interest receivable	2,179	2,179	1,624	1,624

Financial liabilities
Deposits	$375,772	$375,020	$268,111	$266,216
FHLB borrowings	20,000	20,250	21,000	21,090
Repurchase agreements	10,710	10,710	14,339	14,339
Capital notes	7,000	7,000	—	—
Interest payable	200	200	302	302

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

Note 19 - Fair Value Measurements (continued)

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

Note 20 - Impact of Recently Issued Accounting Standards

In June 2009, FASB issued new accounting guidance related to U.S. GAAP (FASB ASC 105, Generally Accepted Accounting Principles). This guidance establishes FASB ASC as the source of authoritative U.S. GAAP recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. FASB ASC supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in FASB ASC has become nonauthoritative. FASB will no longer issue new standards in the form of Statements. FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead. it will issue Accounting Standards Updates (ASUs), which will serve to update FASB ASC, provide background information about the guidance and provide the basis for conclusions on the changes to FASB ASC. FASB ASC is not intended to change U.S. GAAP or any requirements of the SEC.

The Company adopted new guidance impacting Financial Accounting Standards Board Topic 805: Business Combinations (Topic 805) on January 1, 2009. This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting Topic 805. This guidance addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations entered into on or after January 1, 2009. This guidance did not have a material impact on the Company’s consolidated financial statements.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

Note 20 - Impact of Recently Issued Accounting Standards (continued)

In April 2009, the FASB issued new guidance impacting FASB Topic 820: Fair Value Measurements and Disclosures (Topic 820). This interpretation provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly and requires additional disclosures of valuation inputs and techniques in interim periods and defines the major security types that are required to be disclosed. This guidance was effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively. The additional disclosures required by this guidance are included in Note 19 to these consolidated financial statements. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 320-10: Investments – Debt and Equity Securities. This guidance amends GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance was effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company did not have any cumulative effect adjustment related to the adoption of this guidance.

In May 2009, the FASB issued new guidance impacting FASB Topic 855: Subsequent Events. This update provides guidance on management’s assessment of subsequent events that occur after the balance sheet date through the date that the financial statements are issued. This guidance is generally consistent with current accounting practice. In addition, it requires certain additional disclosures. This guidance was effective for periods ending after June 15, 2009 and had no material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance impacting Topic 820. This guidance is intended to reduce ambiguity in financial reporting when measuring the fair value of liabilities. This guidance was effective for the first reporting period (including interim periods) after issuance and had no impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

Note 20 - Impact of Recently Issued Accounting Standards (continued)

In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers. Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal years ending on or after June 15, 2010.

Accounting Standards Not Yet Effective

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have, if any, on its consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

Note 20 - Impact of Recently Issued Accounting Standards (continued)

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The Company does not expect the adoption of ASU 2010-01 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. The Company does not expect the adoption of ASU 2010-05 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

Note 21 - Condensed Financial Statements of Parent Company

Financial information pertaining only to Bank of the James Financial Group, Inc. is as follows:

Balance Sheets

	December 31,
	2009	2008

Assets

Cash	$915	$16

Taxes receivable	67	81

Investment in subsidiaries
Bank of the James	29,388	24,179
BOTJ Investment Group, Inc.	355	359

Total investment in subsidiaries	29,743	24,538

Total assets	$30,725	$24,635

Liabilities and stockholders’ equity

Capital notes, 6% due 4/2012	$7,000	$—

Common stock $2.14 par value	$6,400	$6,014
Additional paid-in-capital	20,765	19,473
Retained earnings (deficit)	(2,938)	(776)
Accumulated other comprehensive (loss)	(502)	(76)

Total stockholders’ equity	$23,725	$24,635

Total liabilities and stockholders’ equity	$30,725	$24,635

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

Note 21 - Condensed Financial Statements of Parent Company (continued)

Statements of Operations

	Years Ended December 31,
	2009	2008

Income	$—	$1

Operating expenses
Interest on capital notes	313	—
Legal and professional fees	93	89

Total expenses	$(406)	$(88)

Allocated income tax benefits	$138	$30

Loss before equity in undistributed income (loss) of subsidiaries	$(268)	$(58)

Equity in undistributed income (loss) - Bank of the James	$(370)	$214
Equity in undistributed income (loss) - BOTJ Investment Group, Inc.	(4)	68

Net income (loss)	$(642)	$224

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(dollars in thousands, except share and per share data)

Note 21 - Condensed Financial Statements of Parent Company (continued)

Statements of Cash Flows

	Years Ended December 31,
	2009	2008

Cash flows from operating activities
Net income (loss)	$(642)	$224

Adjustments to reconcile net income (loss) to net cash used in operating activities
Increase (decrease) in income taxes receivable	14	(28)
Equity in undistributed net (income) loss of Bank of the James	370	(214)
Equity in undistributed net (income) loss of BOTJ Investment Group, Inc.	4	(68)

Net cash used in operating activities	$(254)	$(86)

Cash flows from investing activities
Capital contribution to subsidiary Bank of the James	$(6,000)	$—

Cash flows from financing activities
Acquisition of common stock	—	(61)
Proceeds from issuance of stock under stock option plan	153	10
Proceeds from capital note issuance	7,000	—

Net cash provided by (used in) financing activities	$7,153	$(51)

Increase (decrease) in cash and cash equivalents	899	(137)

Cash and cash equivalents at beginning of period	$16	$153

Cash and cash equivalents at end of period	$915	$16

Note 22 - Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. In the opinion of management, all subsequent events requiring recognition or disclosure have been included in these consolidated financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2009. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2009, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

There have been no significant changes during the quarter ended December 31, 2009, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Part of the response to this Item will be included in the information set forth under the headings “Information Concerning Nominees and Directors Continuing in Office,” “Corporate Governance and the Board of Directors Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Financial’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, which Proxy Statement will be filed with the SEC within 120 days of the end of the Financial’s 2009 fiscal year (the “2010 Proxy Statement”), and such information is hereby incorporated by reference.

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

The response to this Item will be included in the information set forth under the headings “Compensation of Directors and Executive Officers,” “Outstanding Equity Awards at Fiscal Year End,” “Corporate Governance and the Board of Directors Matters,” and “Committees of the Board of Directors of Financial” in the 2010 Proxy Statement and such information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item 12 is included under “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 of this annual report on Form 10-K. The information required by this Item will be included in the information set forth under the heading “Corporate Governance and the Board of Directors Matters – Independence of Directors” and “Security Ownership of Management” in the 2010 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this Item will be included in the information set forth under the heading “Transactions with Management” in the 2010 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The response to this Item will be included in the information set forth under the heading “Independent Public Accountants” in the 2010 Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements. Listed and included in Part II, Item 8.

(2)	Financial Statement Schedules. Not applicable.

(3)	Exhibits. The following exhibits are filed as a part of this Form 10-K:

No.	Description

2.1	Agreement and Plan of Share Exchange dated October 9, 2003 between Bank of the James Financial Group, Inc. and Bank of the James, dated as of October 9, 2003 (incorporated by reference to Exhibit 2.1 to Form 8-K12g-3 filed on January 13, 2004)

3.1	Amended and Restated Articles of Incorporation of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3(i) to Form 8-K filed on August 12, 2009)

3.2	Bylaws of Bank of the James (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 18, 2006)

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-KSB filed on March 26, 2004)

10.2	Amended and Restated Stock Option Plan (incorporated by reference to Form S-8 filed on August 14, 2004)

10.6	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003 (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on March 26, 2004)

21.1	List of subsidiaries (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 26, 2010.

Signature	Capacity

/S/ Robert R. Chapman III Robert R. Chapman III	President (Principal Executive Officer) and Director

/S/ J. Todd Scruggs J. Todd Scruggs	Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer) and Director

/S/ Thomas W. Pettyjohn, Jr. Thomas W. Pettyjohn, Jr.	Director, Chairman

/S/ Lewis C. Addison Lewis C. Addison	Director

/S/ John R. Alford John R. Alford	Director

/S/ William C. Bryant III William C. Bryant III	Director

/S/ Donna Schewel Clark Donna Schewel Clark	Director

/S/ James F. Daly James F. Daly	Director

Watt R. Foster, Jr.	Director

/S/ Donald M. Giles Donald M. Giles	Director

/S/ Augustus A. Petticolas, Jr. Augustus A. Petticolas, Jr.	Director

/S/ Richard R. Zechini Richard R. Zechini	Director

EXHIBIT INDEX

No.	Description

2.1	Agreement and Plan of Share Exchange dated October 9, 2003 between Bank of the James Financial Group, Inc. and Bank of the James, dated as of October 9, 2003 (incorporated by reference to Exhibit 2.1 to Form 8-K12g-3 filed on January 13, 2004)

3.1	Amended and Restated Articles of Incorporation of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3(i) to Form 8-K filed on August 12, 2009)

3.2	Bylaws of Bank of the James (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 18, 2006)

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-KSB filed on March 26, 2004)

10.2	Amended and Restated Stock Option Plan (incorporated by reference to Form S-8 filed on August 14, 2004)

10.6	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003 (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on March 26, 2004)

21.1	List of subsidiaries (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)