Form 10-Q
period 2010-03-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2010-05-12
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

BANK OF THE JAMES FINANCIAL GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Virginia (State or other jurisdiction of incorporation or organization)	000-50548 (Commission file number)	20-0500300 (I.R.S. Employer Identification No.)

828 Main Street, Lynchburg, VA	24504
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,001,272 shares of Common Stock, par value $2.14 per share, were outstanding at May 12, 2010.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts)

	(unaudited) 3/31/2010	(audited) 12/31/2009
Assets
Cash and due from banks	$15,146	$10,074
Federal funds sold	1,774	21,231

Total cash and cash equivalents	16,920	31,305

Securities held-to-maturity (fair value of $15,576 in 2010 and $15,277 in 2009)	15,488	15,550
Securities available-for-sale, at fair value	28,726	45,239
Restricted stock, at cost	2,345	2,315
Loans, net of allowance for loan losses of $4,644 in 2010 and $4,288 in 2009	322,849	318,452
Premises and equipment, net	10,128	10,240
Software, net	184	218
Interest receivable	1,834	2,179
Other real estate owned	781	666
Income taxes receivable	39	628
Deferred tax asset	1,494	1,722
Other assets	9,038	9,167

Total assets	$409,826	$437,681

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	43,055	42,112
NOW, money market and savings	228,952	245,066
Time	86,562	88,594

Total deposits	358,569	375,772

Repurchase agreements	8,942	10,710
FHLB borrowings	10,000	20,000
Capital notes	7,000	7,000
Interest payable	164	200
Other liabilities	643	274

Total liabilities	$385,318	$413,956

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 2,990,788 as of March 31, 2010 and December 31, 2009	6,400	6,400
Additional paid-in-capital	20,766	20,765
Accumulated other comprehensive (loss)	(87)	(502)
Retained earnings (deficit)	(2,571)	(2,938)

Total stockholders’ equity	$24,508	$23,725

Total liabilities and stockholders’ equity	$409,826	$437,681

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(dollar amounts in thousands, except per share amounts), unaudited

	For the Three Months Ended March 31,
	2010	2009
Interest Income
Loans	$4,844	$4,081
Securities
US Government and agency obligations	415	308
Mortgage backed securities	2	40
Municipals	52	10
Dividends	1	—
Other (Corporates)	47	56
Federal funds sold	7	6

Total interest income	5,368	4,501

Interest Expense
Deposits
NOW, money market savings	1,224	907
Time Deposits	617	935
FHLB borrowings	100	147
Reverse repurchase agreements	33	59
Capital notes	105	—

Total interest expense	2,079	2,048

Net interest income	3,289	2,453

Provision for loan losses	387	322

Net interest income after provision for loan losses	2,902	2,131

Other operating income
Mortgage fee income	291	327
Service charges, fees, commissions	128	361
Other	306	81
Gain on sale of securities	75	116

Total other operating income	800	885

Other operating expenses
Salaries and employee benefits	1,649	1,439
Occupancy	245	212
Equipment	260	271
Supplies	101	99
Professional, data processing, and other outside expense	380	336
Marketing	67	80
Credit expense	66	81
(Gain) on sale of assets	(5)	—
Other	395	210

Total other operating expenses	3,158	2,728

Income before income taxes	544	288

Income tax expense	178	94

Net Income	$366	$194

Weighted average shares outstanding, basic	2,990,788	2,950,768

Weighted average shares outstanding, diluted	3,019,421	3,001,085

Income per common share - basic	$0.12	$0.07

Income per common share - diluted	$0.12	$0.07

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three months ended March 31, 2010 and 2009

(dollar amounts in thousands, except per share amounts) (unaudited)

	March 31,
	2010	2009

Cash flows from operating activities
Net Income	$366	$194
Adjustments to reconcile net income to net cash provided by (used in) operating activities

Depreciation	204	225
Net amortization and accretion of premiums and discounts on securities	150	47
(Gain) on sale of available for sale securities	(75)	(116)
(Gain) on sale of assets	(5)	—
Provision for loan losses	387	322
Stock compensation expense	2	2
(Increase) decrease in interest receivable	345	(274)
(Increase) decrease in other assets	33	(1,774)
Decrease in income taxes receivable	589	93
(Decrease) in interest payable	(36)	(3)
Increase in other liabilities	369	240

Net cash provided by (used in) operating activities	$2,329	$(1,044)

Cash flows from investing activities
Proceeds from maturities and calls of securities held to maturity	$—	$2,000
Purchases of securities available for sale	(5,714)	(31,515)
Proceeds from maturities and calls of securities available for sale	4,194	1,000
Proceeds from sale of securities available for sale	18,648	7,868
Purchase of restricted stock	(30)	(106)
Origination of loans, net of principal collected	(4,783)	(13,332)
Purchases of premises and equipment	(58)	(489)

Net cash provided by (used in) investing activities	$12,257	$(34,574)

Cash flows from financing activities
Net increase (decrease) in deposits	$(17,203)	$42,152
(Decrease) in repurchase agreements	(1,768)	(1,146)
Net (decrease) in Federal Home Loan Bank advances	(10,000)	—
Proceeds from sale of senior capital notes	—	6,180

Net cash provided by (used in) financing activities	$(28,971)	$47,186

Increase (decrease) in cash and cash equivalents	(14,385)	11,568

Cash and cash equivalents at beginning of period	$31,305	$15,825

Cash and cash equivalents at end of period	$16,920	$27,393

Non cash transactions
Transfer of loans to foreclosed assets	$115	$1,858
Fair value adjustment for securities	628	(1,002)

Cash transactions
Cash paid for interest	$2,115	$2,051

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2009. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2009 included in Financial’s Annual Report on Form 10-K. Results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of Financial are considered dilutive. The following is a summary of the earnings per share calculation for the three months ended March 31, 2010 and 2009.

	Three months ended March 31,
	2010	2009
Net income	$366,000	$194,000

Weight average number of shares	2,990,788	2,950,768
Options affect of incremental shares	28,633	50,317

Weighted average diluted shares	3,019,421	3,001,085

Basic EPS (weighted avg shares)	$0.12	$0.07

Diluted EPS (Including Option Shares)	$0.12	$0.07

The incremental shares associated with option shares, which were 192,094 and 192,728 for the three months ended March 31, 2010 and 2009, respectively, were not included in calculating the diluted earnings per share because their effect was anti-dilutive.

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

The amount of stock-based compensation included within the non-interest expense category for the three months ended March 31, 2010 is $2,000, which had no material impact on basic and diluted earnings per share for the same period.

Stock option plan activity for the three months ended March 31, 2010 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value
Options outstanding, January 1, 2010	290,496	$8.76
Granted	—	—
Exercised	—	—
Forfeited	—	$—

Options outstanding, March 31, 2010	290,496	8.76	3.89	$258,100

Options exercisable, March 31, 2010	289,656	$8.74	3.88	$258,100

As of March 31, 2010 there was unrecognized compensation expense related to non-vested option awards in the amount of $1,000.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period:

		Carrying Value at March 31, 2010
Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$28,726	$—	$28,726	$—

		Carrying Value at December 31, 2009
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$45,239	$—	$45,239	$—

Loans held for sale

Loans held for sale are required to be measured in a lower of cost or fair value. Under ASC 820, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At March 31, 2010, the Company had no loans held for sale.

Impaired loans

ASC 820 applies to loans measured for impairment using the practical expedients permitted by ASC 310 “Impairment of a Loan”, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of ASC 820.

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period.

		Carrying Value at March 31, 2010
Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$11,534	$—	$1,667	$9,867
Other real estate owned	$781	$—	$—	$781

		Carrying Value at December 31, 2009
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$12,857	$—	$2,636	$10,221
Other real estate owned	$666	$—	$—	$666

Financial Instruments

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$15,146	$15,146	$10,074	$10,074
Federal funds sold	1,774	1,774	21,231	21,231
Securities
Available-for-sale	28,726	28,726	45,239	45,239
Held-to-maturity	15,488	15,576	15,550	15,277
Loans, net	322,849	325,367	318,452	320,936
Interest receivable	1,834	1,834	2,179	2,179

Financial liabilities
Deposits	$358,569	$357,852	$375,772	$375,020
FHLB borrowings	10,000	10,125	20,000	20,250
Repurchase agreements	8,942	8,942	10,710	10,710
Capital notes	7,000	7,000	7,000	7,000
Interest payable	164	164	200	200

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

Note 7 – Capital Notes

Financial has issued capital notes in the amount $7,000,000 (the “Notes”). The Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. The first quarterly interest payment on the Notes was paid on July 1, 2009. No principal payments are due until the Notes mature on April 1, 2012. On the maturity date the principal and all accrued but unpaid interest on the Notes will be due and payable. For the three months ended March 31, 2010, Financial accrued interest expense on the Notes of approximately $105,000.

Note 8 – Investments

The following table summarizes the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of March 31, 2010 (amounts in thousands):

	March 31, 2010
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	(Losses)
Held to Maturity
US Gov’t & Agency obligations	$15,488	$159	$(71)	$15,576

Available for Sale
US Gov’t & Agency obligations	22,342	89	(164)	22,267
Mortgage-backed securities	196	—	(6)	190
Municipals	3,820	28	(74)	3,774
Other	2,500	19	(24)	2,495

	$28,858	$136	$(268)	$28,726

	December 31, 2009
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	(Losses)
Held to Maturity
US Gov’t & Agency obligations	$15,550	$—	$(273)	$15,277

Available for Sale
US Gov’t & Agency obligations	$38,958	$37	$(553)	$38,442
Mortgage-backed securities	220	—	(7)	213
Municipals	3,822	11	(211)	3,622
Other	2,999	11	(48)	2,962

	$45,999	$59	$(819)	$45,239

The following table shows the gross unrealized losses and fair value of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the date indicated (amounts in thousands):

	Less than 12 months		More than 12 months		Total
March 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$10,817	$175	$10,559	$60	$21,376	$235
Mortgage-backed securities	—	—	196	6	196	6
Municipals	239	2	2,668	72	2,907	74
Other	—	—	1,034	24	1,034	24

Total temporarily impaired securities	$11,056	$177	$14,457	$162	$25,513	$339

	Less than 12 months		More than 12 months		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$46,851	$826	$—	$—	$46,851	$826
Mortgage-backed securities	—	—	213	7	213	7
Municipals	2,910	194	222	17	3,132	211
Other	1,454	12	997	36	2,451	48

Total temporarily impaired securities	$51,215	$1,032	$1,432	$60	$52,647	$1,092

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

At March 31, 2010, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of March 31, 2010, the Bank owned 23 securities that were being evaluated for other than temporary impairment. 18 of these securities were S&P rated AAA, three were S&P rated AA, and two were S&P rated A. As of March 31, 2010, 17 of these securities were obligations of government sponsored entities, five were municipal bank-qualified issues, and one was issued by a publicly traded United States corporation. The securities issued by publicly traded corporations are classified as “Other” in the tables set forth above.

Based on the analysis performed by management as mandated by the Bank’s investment policy, management believes the default risk to be minimal. Because the Bank expects to recover the entire amortized cost basis, no declines currently are deemed to be other-than-temporary.

Note 9 – Subsequent Event

In preparing these financial statements, Financial has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Note 10 – Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements—subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-08, “Technical Corrections to Various Topics.” ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

The allowance for loan losses is management’s estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450 Contingencies, which requires that losses be accrued when they are probable of occurring and are reasonably estimable and (ii) ASC 310 Impairment of a Loan, which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Guidelines for determining allowances for loan losses are also provided in the SEC Staff Accounting Bulletin No. 102 – “Selected Loan Loss Allowance Methodology and Documentation Issues” and the Federal Financial Institutions Examination Council’s interagency guidance, “Interagency Policy Statement on the Allowance for Loan and Lease Losses” (the “FFIEC Policy Statement”). See “Management Discussion and Analysis Results of Operations – Allowance for Loan Losses and Loan Loss Reserve” below for further discussion of the allowance for loan losses.

Overview

Financial is a bank holding company with its headquarters in Lynchburg, Virginia. Financial was incorporated at the direction of Bank of the James (the “Bank”) on October 3, 2003 to serve as a bank holding company of the Bank. Financial had no business until January 1, 2004 when it acquired the common stock of the Bank through a statutory share exchange on a one-for-one basis. The Bank, through its BOTJ Investment Services Division, offers brokerage, fixed and variable annuity products, and related services to the public through a third-party broker-dealer and, through its BOTJ Mortgage, division originates residential mortgages. The Bank also wholly-owns BOTJ Insurance, Inc. (“BOTJ Insurance”) through which we act as an agent for insurance and annuity products. The Bank (and BOTJ Insurance) are our only subsidiaries and primary assets. Financial conducts its business through the following lines: community banking through the Bank, insurance agency services through BOTJ Insurance, mortgage origination through the Mortgage Division of the Bank, and securities brokerage services through the Investment Services Division.

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

In April 2006, we began providing securities brokerage services to Bank customers and others. We provide the services through an agreement with a third party, registered broker-dealer. Under this agreement, the broker-dealer will operate service centers in one or more branches of the Bank. As of the date hereof, the Investment Services Division’s only center is located in the Church Street office. Each center will be staffed by a dual employee of the Bank and the broker-dealer. The Bank receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. As of the date hereof, we have been providing these services and conducting business for approximately four years and the financial impact on the consolidated financials of the Company has been minimal.

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

The Bank now services its banking customers through the following nine full service branch locations in the Region 2000 area.

•	The main office located at 828 Main Street in Lynchburg (opened October 2004) (the “Main Street Office”),

•	A branch located at 615 Church Street in Lynchburg (opened July 1999) (the “Church Street Branch”),

•	A branch located at 5204 Fort Avenue in Lynchburg (opened November 2000) (the “Fort Avenue Branch”),

•	A branch located on South Amherst Highway in Amherst County (opened June 2002) (the “Madison Heights Branch”),

•	A branch located at 17000 Forest Road in Forest (opened February 2005) (the “Forest Branch”),

•	A branch located at 4935 Boonsboro Road, Suites C and D in Lynchburg (opened April 2006) (the “Boonsboro Branch”),

•	A branch located at 164 South Main Street, Amherst, Virginia (opened January 2007) (the “Amherst Branch”), and

•	A branch located at 1405 Ole Dominion Boulevard in the City of Bedford, Virginia, located off of Independence Boulevard (opened October 2008) (the “Bedford Branch”).

•	A branch located at 1110 Main Street, Altavista, Virginia (relolcated from temporary branch in June 2009) (the “Altavista Branch”).

In addition, the Bank, through its mortgage division, originates residential mortgage loans through two offices—one located at the Forest Branch and the other located at 1152 Hendricks Store Road, Moneta, Virginia.

The Investment Services Division operates primarily out of its office located at the Church Street Branch.

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

March 31, 2010 (in thousands)
Commitments to extend credit	$46,565
Letters of Credit	1,324

Total	$47,889

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of March 31, 2010 and December 31, 2009 and the results of operations of Financial for the three months ended March 31, 2010 and 2009. This discussion should be read in conjunction with the financial statements included elsewhere herein and should be read in the context of the length of time for which the Bank has been operating.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

March 31, 2010 as Compared to December 31, 2009

Total assets were $409,826,000 on March 31, 2010 compared with $437,681,000 at December 31, 2009, a decrease of 6.36%. The decrease in total assets is due primarily to a decrease in cash resulting from a decrease in deposits, as explained in the following paragraph and the repayment of a Federal Home Loan Bank of Atlanta (FHLBA) advance in the amount of $10,000,000.

Total deposits decreased from $375,772,000 as of December 31, 2009 to $358,569,000 on March 31, 2010, a decrease of 4.58%. Total deposits began to decrease shortly after March 1, 2010, the date on which the Bank reduced the rate paid on its “2010 Savings Account” from a guaranteed minimum of 3.00% APY to the current 1.25% APY. The balance of non-FDIC insured sweep accounts (repurchase agreements) decreased to $8,942,000 on March 31, 2010 from $10,710,000 on December 31, 2009 in large part because of a decrease in interest rates paid on these accounts.

To complement deposits in funding asset growth and due to the attractive rates on these funds, the Bank has funded past asset growth with short to medium term advances from the FHLBA. As of March 31, 2010, the principal balance of FHLBA borrowings was $10,000,000 as compared to $20,000,000 on December 31, 2009. On February 5, 2010, a $10,000,000 advance matured and was repaid to FHLBA, which accounts for the decrease. The remaining $10,000,000 in FHLBA advances begin to mature in 2013.

Total loans increased to $327,493,000 on March 31, 2010 from $322,740,000 on December 31, 2009. Loans, net of unearned income and allowance, increased to $322,849,000 on March 31, 2010 from $318,452,000 on December 31, 2009, an increase of 1.38%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	March 31, 2010		December 31, 2009		March 31, 2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$65,440	19.98%	$60,045	18.60%	$56,339	19.37%
Real estate construction	32,763	10.00%	32,149	9.96%	41,379	14.22%
Real estate mortgage	172,894	52.79%	169,220	52.43%	144,423	49.65%
Consumer	55,257	16.87%	58,756	18.21%	45,462	15.63%
Other	1,139	0.35%	2,570	0.80%	3,301	1.13%

Total loans	$327,493	100.00%	$322,740	100.00%	$290,904	100.00%

Total nonperforming assets, which consist of non-accrual loans and other real estate owned (“OREO”) increased to $8,322,000 on March 31, 2010 from $6,353,000 on December 31, 2009. Non-accrual loans increased to $7,541,000 on March 31, 2010 from $5,637,000 on December 31, 2009. As discussed in more detail below under “Results of Operations—Allowance for Loan Losses”, management has provided for the anticipated losses on these loans in the loan loss reserve and consequently does not anticipate that the increase in non-accrual loans will have a material impact on the financial condition of the Bank.

OREO represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. On December 31, 2009, the Bank was carrying 4 OREO properties on its books at a value of $666,000. During the quarter ended, the Bank purchased three additional properties at foreclosure and as of March 31, 2010, the Bank was carrying OREO properties on its books at a value of $781,000. The Bank has since reduced this amount by approximately $86,000. Because of economic conditions, although the remaining OREO properties are not actively being marketed, they are available for sale.

The following tables set forth information regarding impaired and non-accrual loans as of March 31, 2010 and December 31, 2009:

	Impaired & Non-Accrual Loans (dollars in thousands)
	March 31, 2010	December 31, 2009
Impaired loans without a valuation allowance	$29,807	$28,689
Impaired loans with a valuation allowance	13,665	14,938

Total impaired loans	$43,472	$43,627

Valuation allowance related to impaired loans	$2,131	$2,081
Total non-accrual loans	$7,541	$5,687
Total loans past due ninety days or more and still accruing	$53	$854

	Average Investment in Impaired Loans (dollars in thousands) Period Ended
	March 31, 2010	December 31, 2009
Average investment in impaired loans	$35,034	$30,642

Interest income recognized on impaired loans	$162	$2,039

Interest income recognized on a cash basis on impaired loans	$285	$1,932

The increases in impaired loans as reflected in the above table was a result of the continual evaluation of the loan portfolio in light of current economic conditions and the value of the underlying collateral securing loans. The result of the evaluation led management to downgrade certain relationships. Some of these downgrades required an increase to the allowance for loan losses which was funded through the $387,000 provision in the first quarter. The allowance for loan losses is discussed in more detail below.

No non-accrual loans were excluded from impaired loan disclosure under current accounting rules at March 31, 2010 and December 31, 2009. If interest on these loans had been accrued, such income would have approximated $733,000 and $641,000, through March 31, 2010 and December 31, 2009, respectively. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the non-performing loan totals listed above.

Cash and cash equivalents decreased to $16,920,000 on March 31, 2010 from $31,305,000 on December 31, 2009. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). This decrease is due in part to a decrease in the balance in 2010 Savings Accounts, routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, both of which are subject to fluctuations, and will contribute to variations in cash and cash equivalents.

Securities held-to-maturity decreased slightly to $15,488,000 on March 31, 2010 from $15,550,000 on December 31, 2009. Securities available-for-sale decreased to $28,726,000 on March 31, 2010 from $45,239,000 on December 31, 2009. During the three months ended March 31, 2009 the Bank has received proceeds from maturities and/or calls of securities-available-for sale totaling $4,194,000 and has received proceeds from sale of securities available-for sale totaling $5,714,000. The Bank purchased $18,648,000 in securities available-for sale during the same period. The decrease from December 31, 2009 in securities available-for-sale was primarily due to the liquidation of those securities to accommodate potential withdrawals from the 2010 Savings Accounts expected following the reduction in the rate paid on those accounts.

Financial’s investment in FHLBA stock totaled $1,537,000 at March 31, 2010. FLHBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLBA’s temporary suspension of repurchase of excess capital stock in 2009, Financial does not consider this investment to be other-than-temporarily impaired at March 31, 2010 and no impairment has been recognized.

At March 31, 2010, Financial had liquid assets of approximately $45,646,000 in the form of cash and available-for-sale investments. Management believes that liquid assets were adequate at March 31, 2010. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, the Bank has the ability to purchase federal funds on the open market and borrow from the Federal Reserve Bank’s discount window, if necessary.

In connection with a private placement of unregistered debt securities, Financial issued capital notes in the amount $7,000,000 (the “Notes”) in 2009. The Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. No principal payments are due until the Notes mature on April 1, 2012, the date on which the Notes mature and the principal and all accrued but unpaid interest on the Notes will be due and payable. During the three months ended March 31, 2010, Financial made an interest payment on the Notes totaling $105,000.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material negative impact on Financial’s short-term or long-term liquidity.

At March 31, 2010, the Bank had a leverage ratio of 7.18%, a Tier 1 risk-based capital ratio of 9.52% and a total risk-based capital ratio of 10.77%. As of March 31, 2010 and December 31, 2009 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of March 31, 2010 and December 31, 2009:

Bank Level Only Capital Ratios
	March 31, 2010	December 31, 2009
Analysis of Capital (in 000’s)
Tier 1 Capital:
Common stock	$3,743	$3,742
Surplus	19,324	19,323
Retained earnings	7,285	6,825

Total Tier 1 capital	$30,352	$29,890

Tier 2 Capital:
Allowance for loan losses	3,993	4,036

Total Tier 2 Capital:	3,993	4,036

Total risk-based capital	$34,345	$33,926

Risk weighted assets	$318,786	$322,662

Average total assets	$422,982	$434,110

	Actual		Regulatory Benchmarks
	March 31, 2010	December 31, 2009	For Capital Adequacy Purposes	For Well Capitalized Purposes
Capital Ratios:
Tier 1 capital to average total assets ratio (leverage ratio)	7.18%	6.89%	4.00%	5.00%
Tier 1 risk based capital ratio	9.52%	9.26%	4.00%	6.00%
Total risk-based capital ratio	10.77%	10.51%	8.00%	10.00%

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

Results of Operations

Comparison of the Three Months Ended March 31, 2010 and 2009

Earnings Summary

Financial had net income of $366,000 for the three months ended March 31, 2010 compared to a net income of $194,000 for the comparable period in 2009. The basic and diluted earnings per common share for the three months ended March 31, 2010 was $0.12 compared with $0.07 for the same period in 2009. All earnings per share amounts have been adjusted to reflect the 5% stock dividend paid by Financial in July 2009 as well as all prior stock dividends.

The increase in net income was due in large part to an increase in the net interest margin resulting from the decrease in interest paid on 2010 Savings Accounts.

These operating results represent an annualized return on stockholders’ equity of 6.13% for the three months ended March 31, 2010, compared with an annualized return of 3.16% in the same period in 2009. The Company had an annualized return on average assets for the three months ended March 31, 2010 of 0.35% compared with an annualized return of 0.22% for the same period in 2009.

Interest Income, Interest Expense, and Net Interest Income

Interest income increased to $5,368,000 for the three months ended March 31, 2010 from $4,501,000 for the same period in 2009, an increase of 19.26% from the same period in 2009. The rate on total average earning assets increased slightly from 5.51% for the three month period ended March 31, 2009 to 5.55% for the three months ended March 31, 2010 in part because of the increase in the balance of interest earning assets. Although management cannot be certain, management expects that interest rates will remain near historic lows for the remainder of 2010 and may continue to negatively impact our interest income.

Despite a decrease in interest rates, interest expense increased slightly to $2,079,000 for the three months ended March 31, 2010 from $2,048,000 from the same period in 2009, an increase of 1.51%. The increase for the three months ended March 31, 2010 was primarily attributable to the increase in the balance of interest bearing liabilities.

The fundamental source of the Bank’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three months ended March 31, 2010 was $3,289,000 compared with $2,453,000 for the same period in 2009. The net interest margin increased to 3.40% for the three months ended March 31, 2010 from 3.00% in the same period a year ago. The increase in net interest income for the three months ended March 31, 2010 as compared with the comparable three months in 2009 was due to a decrease in the average rate paid on deposit accounts, primarily the 2010 Savings Account.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I on page 26.

Non-Interest Income

Non-interest income, which is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency, decreased to $725,000 (exclusive of a gain of $75,000 on the sale of securities) for the three months ended March 31, 2010 from $769,000 (exclusive of $116,000 on the gain on sale of securities) for the comparable period in 2009. This decrease for the three months ended March 31, 2010 as compared to the same period last year was due primarily to lower volume of sales of investments and mortgage originations.

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

Management anticipates that residential mortgage rates will remain near the current historic lows for the remainder of 2010. Management expects that low rates coupled with the Mortgage Division’s reputation in Region 2000 will allow us to continue to grow revenue at the Mortgage Division. In addition, loan origination has increased in part due to the temporary tax credit available to qualified first-time home buyers. The credit expired on April 30, 2010. Management believes the loss of this credit could have a negative impact on loan volume.

We anticipate that Investment Services Division and the Mortgage Division will continue to contribute additional non-interest income in the remainder of 2010.

In September, 2008, the Company began operating BOTJ Insurance, Inc. (“BOTJ Insurance”), a wholly-owned subsidiary of the Bank. Currently BOTJ Insurance is a stand-alone agency with no employees. Management does not expect BOTJ Insurance to have a material impact on non-interest income in the foreseeable future.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2010 increased to $3,158,000 from $2,728,000 for the comparable period in 2009. This 15.76% increases in non-interest expense from the comparable period in 2009 can be attributed to increased compensation and occupancy expenses and an increase in the FDIC assessment.

Total personnel expense was $1,649,000 for the three month period ended March 31, 2010 as compared to $1,439,000 for the same period in 2009. Compensation for some employees of the Mortgage Division and Investment Division is commission-based and therefore subject to fluctuation. In addition, the application of current accounting rules had the effect of reducing personnel expense. Current accounting rules require the incremental direct costs of originating and closing a loan to be deferred and amortized over the life of the loan adjusting the net yield. This deferral of loan costs had the effect of deferring approximately $99,000 in salary expense during the three months ended March 31, 2010 as compared with a deferred salary expense of $226,000 for the same period in 2009. After adding back the cost deferral under current accounting rules, our total salary and benefit expense increased by $83,000 for the three month period ended March 31, 2010 from the comparable period in 2009.

The Bank also had increases in depreciation expense and other operating expenses, all of which are related to the growth of the Bank’s fixed asset based and increased market coverage in Region 2000.

During the quarter ended March 31, 2010, the regular FDIC Assessment expense increased to $192,000 from $90,000 for the three months ended March 31, 2010. FDIC Assessment payments have increased in large part because of i) FDIC coverage on accounts has increased from $100,000 to $250,000; ii) the FDIC is charging additional premiums for participation in the Transactional Account Guarantee Program (TAGP); and iii) an increase in the total base assessment rates.

Allowance for Loan Losses

The provision to the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. Based on the application of the loan loss calculation, the Bank provided $387,000 to the allowance for loan loss for the three months ended March 31, 2010 compared to provision of $322,000 for the comparable period in 2009.

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

Management believes that the current allowance for loan loss of $4,644,000 (or 1.42% of total loans) at March 31, 2010 is adequate.

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended March 31, (in thousands)
	2010	2009

Balance, beginning of period	$4,288	$2,859
Provision for loan losses	387	322
Loans charged off	(226)	(191)
Recoveries of loans charged off	195	14

Net Charge Offs	(31)	(177)

Balance, end of period	$4,644	$3,004

Net charge offs decreased from $177,000 for three months ended March 31, 2009 to $31,000 for the same period in 2010. Charged off loans, which are loans that management deems uncollectible, are written against the loan loss reserve and constitute a realized loss. While a charged off loan may subsequently be collected, such recoveries generally are realized over an extended period of time.

Income Taxes

For the three months ended March 31, 2010, Financial had an income tax expense of $178,000.

Legislation

The FDIC imposed an emergency special assessment of 5 basis points on all insured financial institutions, based on assets minus Tier 1 capital as of September 30, 2009. This special assessment of $184,000 was accrued and expensed in the second quarter of 2009 but paid by us on September 30, 2009. Subsequently, the FDIC required insured financial institutions to prepay three years of regular FDIC premiums to recapitalize the insurance fund. We made this payment in December 2009, but are amortizing the prepayment over a three year period.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended March 31, 2010 and 2009

	2010			2009
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid

ASSETS

Loans, including fees	$325,956	$4,844	6.03%	$283,148	$4,081	5.85%
Federal funds sold	12,196	7	0.23%	11,003	6	0.22%
Securities	52,076	517	4.03%	35,316	414	4.75%
Federal agency equities	2,218	—	0.00%	1,945	—	0.00%
CBB equity	116	—	—	116	—	—

Total earning assets	392,562	5,368	5.55%	331,528	4,501	5.51%

Allowance for loan losses	(4,368)			(2,905)
Non-earning assets	36,073			25,221

Total assets	$424,267			$353,844

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	$49,520	$137	1.12%	$45,885	$129	1.14%
Savings	190,488	1,087	2.31%	110,793	779	2.85%
Time deposits	86,324	617	2.90%	102,728	934	3.69%

Total interest bearing deposits	326,332	1,841	2.29%	259,406	1,842	2.88%

Other borrowed funds
Repurchase agreements	9,553	33	1.40%	13,337	59	1.82%
Other borrowings	13,889	100	2.92%	21,000	147	2.84%
Capital Notes	7,000	105	6.00%	—	—	—

Total interest-bearing liabilities	356,774	2,079	2.36%	293,743	2,048	2.83%

Non-interest bearing deposits	42,296			35,894
Other liabilities	999			(150)

Total liabilities	400,069			329,486

Stockholders’ equity	24,198			24,358

Total liabilities and Stockholders’ equity	$424,267			$353,844

Net interest earnings		$3,289			$2,453

Net interest margin			3.40%			3.00%

Interest spread			3.19%			2.68%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.	Controls and Procedures

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

There have been no significant changes during the quarter ended March 31, 2010, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Bank is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 26, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following are filed as Exhibits to this Form 10-Q:

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2010

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2010

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 12, 2010

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: May 12, 2010	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President (Principal Executive Officer)

Date: May 12, 2010	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2010

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2010

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 12, 2010