Form 10-Q
period 2010-06-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2010-08-12
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,301,399 shares of Common Stock, par value $2.14 per share, were outstanding at August 12, 2010.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts)

	(unaudited) 6/30/2010	(audited) 12/31/2009
Assets
Cash and due from banks	$11,206	$10,074
Federal funds sold	3,790	21,231

Total cash and cash equivalents	14,996	31,305

Securities held-to-maturity (fair value of $15,901 in 2010 and $15,277 in 2009)	15,425	15,550
Securities available-for-sale, at fair value	26,581	45,239
Restricted stock, at cost	2,345	2,315
Loans, net of allowance for loan losses of $4,708 in 2010 and $4,288 in 2009	324,960	318,452
Premises and equipment, net	9,073	10,240
Software, net	149	218
Interest receivable	1,546	2,179
Other real estate owned	1,680	666
Income taxes receivable	266	628
Deferred tax asset	1,350	1,722
Other assets	8,863	9,167

Total assets	$407,234	$437,681

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing demand	43,309	42,112
NOW, money market and savings	229,533	245,066
Time	82,513	88,594

Total deposits	355,355	375,772
Repurchase agreements	8,676	10,710
FHLB borrowings	10,000	20,000
Capital notes	7,000	7,000
Interest payable	141	200
Other liabilities	453	274

See accompanying notes to these consolidated financial statements

Total liabilities	$381,625	$413,956

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 3,301,399 as of June 30, 2010 and 2,990,788 as of December 31, 2009	7,065	6,400
Additional paid-in-capital	22,705	20,765
Accumulated other comprehensive (loss) income	192	(502)
Retained earnings (deficit)	(4,353)	(2,938)

Total stockholders’ equity	$25,609	$23,725

Total liabilities and stockholders’ equity	$407,234	$437,681

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(dollar amounts in thousands, except per share amounts), unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Interest Income
Loans	$5,002	$4,577	$9,846	$8,658
Securities
US Government and agency obligations	350	422	765	730
Mortgage backed securities	1	3	3	43
Municipals	78	21	130	31
Dividends	22	17	23	17
Other (Corporates)	18	57	65	113
Federal funds sold	2	4	9	10

Total interest income	5,473	5,101	10,841	9,602

Interest Expense
Deposits
NOW, money market savings	705	1,109	1,929	2,016
Time deposits	577	854	1,194	1,789
Federal funds purchased	2	—	2	—
FHLB borrowings	74	143	174	290
Reverse repurchase agreements	32	47	65	106
Capital notes 6% due 4/1/2012	105	103	210	103

Total interest expense	1,495	2,256	3,574	4,304

Net interest income	3,978	2,845	7,267	5,298
Provision for loan losses	448	611	835	933

Net interest income after provision for loan losses	3,530	2,234	6,432	4,365

Other operating income
Mortgage fee income	322	413	613	740
Service charges, fees, commissions	226	252	467	613
Other	217	111	410	192
Gain on sale of securities	147	30	222	146

See accompanying notes to these consolidated financial statements

Total other operating income	912	806	1,712	1,691
Other operating expenses
Salaries and employee benefits	1,678	1,274	3,327	2,713
Occupancy	232	203	477	415
Equipment	273	253	533	524
Supplies	82	88	183	187
Professional, data processing, and other outside expense	401	351	781	687
Marketing	86	79	153	159
Credit expense	71	92	137	173
Loss on sale of assets	41	11	36	11
FDIC premium expense	193	274	385	364
Other	250	140	453	260

Total other operating expenses	3,307	2,765	6,465	5,493

Income before income taxes	1,135	275	1,679	563
Income tax expense	365	90	543	184

Net Income	$770	$185	$1,136	$379

Weighted average shares outstanding, basic	3,296,457	3,248,742	3,293,180	3,247,301

Weighted average shares outstanding, diluted	3,338,184	3,319,718	3,331,576	3,309,976

Income per common share - basic	$0.23	$0.06	$0.34	$0.12

Income per common share - diluted	$0.23	$0.06	$0.34	$0.12

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six months ended June 30, 2010 and 2009

(dollar amounts in thousands, except per share amounts) (unaudited)

	June 30
	2010	2009
Cash flows from operating activities
Net Income	$1,136	$379
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	411	438
Net amortization and accretion of premiums and discounts on securities	261	140
(Gain) on sale of available for sale securities	(222)	(140)
(Gain) on call of held to maturity securities	—	(6)
Loss on sale of assets	36	11
Provision for loan losses	835	933
Stock compensation expense	2	3
Provision for deferred income taxes	14	—
(Increase) decrease in interest receivable	633	(242)
(Increase) decrease in other assets	285	(2,586)
Decrease in income taxes receivable	362	183
(Decrease) in interest payable	(59)	(25)
Increase in other liabilities	179	146

Net cash provided by (used in) operating activities	$3,873	$(766)

Cash flows from investing activities
Purchases of securities held to maturity	$—	$(8,349)
Proceeds from maturities and calls of securities held to maturity	—	5,000
Purchases of securities available for sale	(10,234)	(41,691)
Proceeds from maturities and calls of securities available for sale	4,540	9,000
Proceeds from sale of securities available for sale	25,490	8,427
Purchases of bank owned life insurance	—	(5,000)
Purchase of Federal Reserve Bank stock	(30)	(150)
Purchases of Federal Home Loan Bank stock	—	(106)
Origination of loans, net of principal collected	(7,343)	(28,497)
Purchases of premises and equipment	(206)	(1,327)

See accompanying notes to these consolidated financial statements

Net cash provided by (used in) investing activities	$12,217	$(62,693)

Cash flows from financing activities
Net increase (decrease) in deposits	$(20,417)	$64,229
Net (decrease) in repurchase agreements	(2,034)	(444)
Net (decrease) in Federal Home Loan Bank advances	(10,000)	(1,000)
Proceeds from exercise of stock options	52	10
Proceeds from sale of senior capital notes	—	7,000

Net cash provided by (used in) financing activities	$(32,399)	$69,795

Increase (decrease) in cash and cash equivalents	(16,309)	6,336
Cash and cash equivalents at beginning of period	31,305	15,825

Cash and cash equivalents at end of period	$14,996	$22,161

Non cash transactions
Transfer of loans to foreclosed assets	$88	$2,278
Fair value adjustment for securities	1,050	(1,440)

Cash transactions
Cash paid for interest	$3,633	$4,329
Cash paid for taxes	590	—

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2009. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2009 included in Financial’s Annual Report on Form 10-K. Results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Note 3 – Earnings Per Share

All earnings per share amounts have been adjusted to reflect the 10% stock dividend paid by Financial in July 2010, 5% stock dividend paid by Financial in July 2009, as well as all prior stock dividends.

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of Financial are considered dilutive. The following is a summary of the earnings per share calculation for the three and six months ended June 30, 2010 and 2009.

Notes to Consolidated Financial Statements—(Continued)

	Three months ended June 30,		Year to date June 30,
	2010	2009	2010	2009
Net income	$770,000	$185,000	$1,136,000	$379,000
Weight average number of shares	3,296,457	3,248,742	3,293,180	3,247,301
Options affect of incremental shares	41,727	70,976	38,395	62,675

Weighted average diluted shares	3,338,184	3,319,718	3,331,576	3,309,976

Basic EPS (weighted avg shares)	$0.23	$0.06	$0.34	$0.12

Diluted EPS (Including Option Shares)	$0.23	$0.06	$0.34	$0.12

The incremental shares associated with option shares, which were 205,548 and 141,534 for the three months ended June 30, 2009 and 2010, respectively, and 205,548 and 205,537 for the six months ended June 30, 2009 and 2010, respectively, were not included in calculating the diluted earnings because there effect was anti-dilutive.

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

The amount of stock-based compensation included within the non-interest expense category for the three and six months ended June 30, 2010 is $1,000 and $2,000, respectively, which had no material impact on basic and diluted earnings per share for the same periods.

Notes to Consolidated Financial Statements—(Continued)

Stock option plan activity for the six months ended June 30, 2010 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value

Options outstanding, January 1, 2010	319,555	$7.96
Granted	—	—
Exercised	(11,532)	4.51
Forfeited	—	—

Options outstanding, June 30, 2010	308,023	8.09	3.72	$378,133

Options exercisable, June 30, 2010	307,734	$8.09	3.72	$378,133

As of June 30, 2010 all compensation expense related to the foregoing stock option plan has been recognized.

Note 5 – Stock Dividend

On May 18, 2010, the Board of Directors of the Company declared a 10% stock dividend. The stock dividend was paid on July 23, 2010 to shareholders of record as of June 21, 2010. Following the stock dividend, the number of outstanding shares increased by approximately 299,000. The dividend required a reclassification of retained earnings effective May 18, 2010 in the amount of $2,551,000. Of this amount, $640,000 was reclassified as common stock and $1,911,000 was reclassified as additional paid-in-capital. The reclassification did not change total stockholders’ equity. All per share amounts have been retroactively adjusted to reflect this dividend.

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

Notes to Consolidated Financial Statements—(Continued)

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

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period (in thousands):

		Carrying Value at June 30, 2010
Description	Balance as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$26,581	$—	$26,581	$—

		Carrying Value at December 31, 2009
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$45,239	$—	$45,239	$—

Loans held for sale

Loans held for sale are required to be measured in a lower of cost or fair value. Under ASC 820, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At June 30, 2010, the Company had no loans held for sale.

Impaired loans

ASC 820 applies to loans measured for impairment using the practical expedients permitted by ASC 310 “Impairment of a Loan,” including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Notes to Consolidated Financial Statements—(Continued)

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of ASC 820.

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period (in thousands).

		Carrying Value at June 30, 2010
Description	Balance as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$9,135	$—	$1,899	$7,236
Other real estate owned	$1,680	$—	$—	$1,680

		Carrying Value at December 31, 2009
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$12,857	$—	$2,636	$10,221
Other real estate owned	$666	$—	$—	$666

Notes to Consolidated Financial Statements—(Continued)

Financial Instruments

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$11,206	$11,206	$10,074	$10,074
Federal funds sold	3,790	3,790	21,231	21,231
Securities
Available-for-sale	26,581	26,581	45,239	45,239
Held-to-maturity	15,425	15,901	15,550	15,277
Loans, net	324,960	327,365	318,452	320,936
Interest receivable	1,546	1,546	2,179	2,179
Financial liabilities
Deposits	$355,355	$350,558	$375,772	$375,020
FHLB borrowings	10,000	10,208	20,000	20,250
Repurchase agreements	8,676	8,676	10,710	10,710
Capital notes	7,000	7,000	7,000	7,000
Interest payable	141	141	200	200

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

Notes to Consolidated Financial Statements—(Continued)

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

Note 8 – Investments

The following table summarizes the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of June 30, 2010 (amounts in thousands):

	Amortized Costs	June 30, 2010 Gross Unrealized		Fair Value
		Gains	(Losses)
Held to Maturity
US Gov’t & Agency obligations	$15,425	$476	$—	$15,901

Available for Sale
US Gov’t & Agency obligations	17,745	319	(1)	18,063
Mortgage-backed securities	175	—	(6)	169
Municipals	7,338	95	(75)	7,358
Other	1,033	—	(42)	991

	$26,291	$414	$(124)	$26,581

Notes to Consolidated Financial Statements—(Continued)

	Amortized Costs	December 31, 2009 Gross Unrealized		Fair Value
		Gains	(Losses)
Held to Maturity
US Gov’t & Agency obligations	$15,550	$—	$(273)	$15,277

Available for Sale
US Gov’t & Agency obligations	$38,958	$37	$(553)	$38,442
Mortgage-backed securities	220	—	(7)	213
Municipals	3,822	11	(211)	3,622
Other	2,999	11	(48)	2,962

	$45,999	$59	$(819)	$45,239

The following table shows the gross unrealized losses and fair value of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the date indicated (amounts in thousands):

	Less than 12 months		More than 12 months		Total
June 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$1,000	$1	$—	$—	$1,000	$1
Mortgage-backed securities	—	—	175	6	175	6
Municipals	240	1	4,071	74	4,311	75
Other	—	—	1,033	42	1,033	42

Total temporarily unimpaired securities	$1,240	$2	$5,279	$122	$6,519	$124

	Less than 12 months		More than 12 months		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$46,851	$826	$—	$—	$46,851	$826
Mortgage-backed securities	—	—	213	7	213	7
Municipals	2,910	194	222	17	3,132	211
Other	1,454	12	997	36	2,451	48

Total temporarily unimpaired securities	$51,215	$1,032	$1,432	$60	$52,647	$1,092

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

At June 30, 2010, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of June 30, 2010, the Bank owned 9 securities that were being

Notes to Consolidated Financial Statements—(Continued)

evaluated for other than temporary impairment. 4 of these securities were S&P rated AAA, three were S&P rated AA, and two were S&P rated A. As of June 30, 2010, 3 of these securities were obligations of government sponsored entities, five were municipal bank-qualified issues, and one was issued by a publicly traded United States corporation. The securities issued by publicly traded corporations are classified as “Other” in the tables set forth above.

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

Notes to Consolidated Financial Statements—(Continued)

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning after December 31, 2010. The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “expect,” “intend,” “anticipate,” “plan” and similar expressions and variations thereof identify certain of such forward-looking statements which speak only as of the dates on which they were made. Bank of the James Financial Group, Inc. undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which we operate); competition for our customers from other providers of financial services; government legislation and regulation relating to the banking industry (which changes from time to time and over which we have no control) including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act; changes in the value of real estate securing loans made by the Bank; changes in interest rates; and material unforeseen changes in the liquidity, results of operations, or financial condition of our customers. Other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make.

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

Overview

Financial is a bank holding company with its headquarters in Lynchburg, Virginia. Financial was incorporated at the direction of Bank of the James (the “Bank”) on October 3, 2003 to serve as a bank holding company of the Bank. Financial had no business until January 1, 2004 when it acquired the common stock of the Bank through a statutory share exchange on a one-for-one basis. The Bank, through its BOTJ Investment Services Division, offers brokerage, fixed and variable annuity products, and related services to the public through a third-party broker-dealer and, through its BOTJ Mortgage Division, originates residential mortgages. The Bank also wholly-owns BOTJ Insurance, Inc. (“BOTJ Insurance”) through which we act as an agent for insurance and annuity products. The Bank (and BOTJ Insurance) are our only subsidiaries and primary assets. Financial conducts its business through the following lines: community banking through the Bank, insurance agency services through BOTJ Insurance, mortgage origination through the Mortgage Division of the Bank, and securities brokerage services through the Investment Services Division.

Financial declared a 10% stock dividend on May 18, 2010 which was paid on July 23, 2010 to shareholders of record on June 21, 2010.

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

The Bank also has opened a limited-service branch located in the Westminster-Canterbury facilities located at 501 VES Road, Lynchburg, Virginia 24503.

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

June 30, 2010 (in thousands)
Commitments to extend credit	$45,056
Letters of Credit	1,878

Total	$46,934

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of June 30, 2010 and December 31, 2009 and the results of operations of Financial for the three and six month periods ended June 30, 2010 and 2009. This discussion should be read in conjunction with the financial statements included elsewhere herein and should be read in the context of the length of time for which the Bank has been operating.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

June 30, 2010 as Compared to December 31, 2009

Total assets were $407,234,000 on June 30, 2010 compared with $437,681,000 at December 31, 2009, a decrease of 6.96%. The decrease in total assets is due primarily to a decrease in cash resulting from a decrease in deposits, as explained in the following paragraph, and the repayment of a Federal Home Loan Bank of Atlanta (FHLBA) advance in the amount of $10,000,000.

Total deposits decreased from $375,772,000 as of December 31, 2009 to $355,355,000 on June 30, 2010, a decrease of 5.43%. Total deposits began to decrease shortly after March 1, 2010, the date on which the Bank reduced the rate paid on its “2010 Savings Account” from a guaranteed minimum of 3.00% APY to the current 1.25% APY. The balance of non-FDIC insured sweep accounts (repurchase agreements) decreased to $8,676,000 on June 30, 2010 from $10,710,000 on December 31, 2009 in large part because of a decrease in interest rates paid on these accounts.

To complement deposits in funding asset growth and due to the attractive rates on these funds, the Bank has funded past asset growth with short to medium term advances from the FHLBA. As of June 30, 2010, the principal balance of FHLBA borrowings was $10,000,000 as compared to $20,000,000 on December 31, 2009. On February 5, 2010, a $10,000,000 advance matured and was repaid to FHLBA, which accounts for the decrease. The remaining $10,000,000 in FHLBA advances begin to mature in 2013.

Total loans increased to $329,668,000 on June 30, 2010 from $322,740,000 on December 31, 2009. Loans, net of unearned income and allowance, increased to $324,960,000 on June 30, 2010 from $318,452,000 on December 31, 2009, an increase of 2.04%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	June 30, 2010		December 31, 2009		June 30, 2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$60,890	18.47%	$60,045	18.60%	$60,513	19.79%
Real estate construction	31,234	9.47%	32,149	9.96%	35,328	11.55%
Real estate mortgage	177,140	53.73%	169,220	52.43%	154,316	50.47%
Consumer	57,705	17.50%	58,756	18.21%	50,616	16.55%
Other	2,699	0.82%	2,570	0.80%	4,973	1.63%

Total loans	$329,668	100.00%	$322,740	100.00%	$305,746	100.00%

Total nonperforming assets, which consist of non-accrual loans and other real estate owned (“OREO”) increased to $9,896,000 on June 30, 2010 from $7,207,000 on December 31, 2009. Non-accrual loans increased to $8,216,000 on June 30, 2010 from $5,687,000 on December 31, 2009. As discussed in more detail below under “Results of Operations—Allowance for Loan Losses”, management has provided for the anticipated losses on these loans in the loan loss reserve and consequently does not anticipate that the increase in non-accrual loans will have a material impact on the financial condition of the Bank.

OREO represents real property owned by the Bank acquired either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. On December 31, 2009, the Bank was carrying 4 OREO properties on its books at a value of $666,000. During the quarter ended June 30, 2010, the Bank acquired one property from a borrower and reclassified property previously classified as a fixed asset as OREO. As of June 30, 2010, the Bank was carrying OREO properties on its books at a value of $1,680,000. Since June 30, 2010, the Bank has since added five additional properties bringing the total amount in OREO to $2,301,000 as of the date hereof. The OREO properties are available for sale and are being actively marketed.

The following tables set forth information regarding impaired and non-accrual loans as of June 30, 2010 and December 31, 2009:

	Impaired & Non-Accrual Loans (dollars in thousands)
	June 30, 2010	December 31, 2009
Impaired loans without a valuation allowance	$27,669	$28,689
Impaired loans with a valuation allowance	11,702	14,938

Total impaired loans	$39,371	$43,627

Valuation allowance related to impaired loans	$2,567	$2,081
Total non-accrual loans	$8,216	$5,687
Total loans past due ninety days or more and still accruing	$—	$854

The decrease in impaired loans as reflected in the above table was a result of the continual evaluation of the loan portfolio in light of current economic conditions and the value of the underlying collateral securing loans. The result of the evaluation led management to downgrade certain relationships. Some of these downgrades required an increase to the allowance for loan losses which was funded through the $448,000 provision in the second quarter. The allowance for loan losses is discussed in more detail below.

	Average Investment in Impaired Loans (dollars in thousands) Period Ended
	June 30, 2010	December 31, 2009
Average investment in impaired loans	$42,918	$30,642

Interest income recognized on impaired loans	$887	$2,039

Interest income recognized on a cash basis on impaired loans	$1,024	$1,932

No non-accrual loans were excluded from impaired loan disclosure under current accounting rules at June 30, 2010 and December 31, 2009. If interest on non-accrual loans had been accrued, such income would have approximated $939,000 and $641,000, through June 30, 2010 and December 31, 2009, respectively. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the non-performing loan totals listed above.

Cash and cash equivalents decreased to $14,996,000 on June 30, 2010 from $31,305,000 on December 31, 2009. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). This decrease is due in part to a decrease in the balance in 2010 Savings Accounts, routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, both of which are subject to fluctuations, and will contribute to variations in cash and cash equivalents.

Securities held-to-maturity decreased slightly to $15,425,000 on June 30, 2010 from $15,550,000 on December 31, 2009. Securities available-for-sale decreased to $26,581,000 on June 30, 2010 from $45,239,000 on December 31, 2009. During the six months ended June 30, 2010 the Bank received $4,540,000 in proceeds from maturities and/or calls of securities-available-for sale and has received proceeds from sale of securities available-for sale totaling $25,490,000. The Bank purchased $10,234,000 in securities available-for sale during the same period. The decrease from December 31, 2009 in securities available-for-sale was primarily due to the liquidation of those securities to accommodate potential withdrawals from the 2010 Savings Accounts expected following the reduction in the rate paid on those accounts.

Financial’s investment in FHLBA stock totaled $1,537,000 at June 30, 2010. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLBA’s temporary suspension of repurchase of excess capital stock in 2009, Financial does not consider this investment to be other-than-temporarily impaired at June 30, 2010 and no impairment has been recognized. The FHLBA has announced that effective August 17, 2010, it is resuming the repurchase of Subclass B2 activity-based stock.

At June 30, 2010, Financial had liquid assets of approximately $41,577,000 in the form of cash and available-for-sale investments. Management believes that liquid assets were adequate at June 30, 2010. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, the Bank has the ability to purchase federal funds on the open market and borrow from the Federal Reserve Bank’s discount window, if necessary.

In connection with a private placement of unregistered debt securities, Financial issued capital notes in the amount $7,000,000 (the “Notes”) in 2009. The Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. No principal payments are due until the Notes mature on April 1, 2012, the date on which the Notes mature and the principal and all accrued but unpaid interest on the Notes will be due and payable. During the three months ended June 30, 2010, Financial made an interest payment on the Notes totaling $105,000.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material negative impact on Financial’s short-term or long-term liquidity.

At June 30, 2010, the Bank had a leverage ratio of 7.68%, a Tier 1 risk-based capital ratio of 9.84% and a total risk-based capital ratio of 11.09%. As of June 30, 2010 and December 31, 2009 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of June 30, 2010 and December 31, 2009:

Bank Level Only Capital Ratios

Analysis of Capital (in 000’s)	June 30, 2010	December 31, 2009
Tier 1 Capital:
Common stock	$3,743	$3,742
Surplus	19,325	19,323
Retained earnings	8,175	6,825

Total Tier 1 capital	$31,243	$29,890

Tier 2 Capital:
Allowance for loan losses	3,980	4,036

Total Tier 2 Capital:	3,980	4,036

Total risk-based capital	$35,223	$33,926

Risk weighted assets	$317,664	$322,662
Average total assets	$407,009	$434,110

	Actual		Regulatory Benchmarks
Capital Ratios:	June 30, 2010	December 31, 2009	For Capital Adequacy Purposes	For Well Capitalized Purposes
Tier 1 capital to average total assets ratio (leverage ratio)	7.68%	6.89%	4.00%	5.00%
Tier 1 risk based capital ratio	9.84%	9.26%	4.00%	6.00%
Total risk-based capital ratio	11.09%	10.51%	8.00%	10.00%

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2010 and 2009

Earnings Summary

Financial had net income of $770,000 and $1,136,000 for the three and six months ended June 30, 2010 compared to a net income of $185,000 and $379,000 for the comparable periods in 2009. The basic and diluted earnings per common share for the three and six months ended June 30, 2010 was $0.23 and $0.34 compared with $0.06 and $0.12 for the same periods in 2009. All earnings per share amounts have been adjusted to reflect the 10% stock dividend paid by Financial in July 2010, the 5% stock dividend paid by Financial in July 2009 and all prior stock dividends.

The increase in net income was due in large part to an increase in the net interest margin resulting from the decrease in interest paid on 2010 Savings Accounts.

These operating results represent an annualized return on stockholders’ equity of 12.56% and 9.39% for the three and six months ended June 30, 2010, compared with an annualized return of 3.07% and 3.13% in the same periods in 2009. The Company had an annualized return on average assets for the three and six months ended June 30, 2010 of 0.76% and 0.55%, respectively, compared with an annualized return of 0.19% and 0.21% for the same periods in 2009.

Interest Income, Interest Expense, and Net Interest Income

Interest income increased to $5,473,000 and $10,841,000 for the three and six months ended June 30, 2010 from $5,101,000 and $9,602,000 for the same periods in 2009, an increase of 7.29% and 12.90% from the same periods in 2009. The rate on total average earning assets increased slightly from 5.69% and 5.60% for the three and six month periods ended June 30, 2009 to 5.84% and 5.69% for the three and six months ended June 30, 2010 in part because of an increase in the average rate charged loans. Although management cannot be certain, management expects that interest rates will remain near historic lows for the remainder of 2010 and may continue to negatively impact our interest income.

Interest expense decreased to $1,495,000 and $3,574,000 for the three and six months ended June 30, 2010 from $2,256,000 and $4,304,000 for the same periods in 2009, decreases 33.37% and 16.96%, respectively. The decreases in interest expense resulted in large part from a decrease in both the balances of the 2010 savings account and the rate paid on those balances.

The fundamental source of the Bank’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and six months ended June 30, 2010 was $3,978,000 and $7,267,000 compared with $2,845,000 and $5,298,000 for the same periods in 2009. The net interest margin increased to 4.24 % and 3.81% for the three and six months ended June 30, 2010 from 3.17% and 3.09% in the same periods a year ago. The increase in net interest income for the three and six months ended June 30, 2010 as compared with the comparable three and six months in 2009 was due to a decrease in the average rate paid on deposit accounts, primarily resulting from a decrease in the balance of the 2010 Savings Account.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I on page 29.

Non-Interest Income

Non-interest income, which is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency, decreased to $765,000 (exclusive of a gain of $147,000 on the sale of securities) and $1,490,000 (exclusive of a gain of $222,000 on the sale of securities) for the three and six months ended June 30, 2010 from $776,000 (exclusive of $30,000 on the gain on sale of securities) and $1,545,000 (exclusive of a gain of $146,000 on the sale of securities) for the comparable periods in 2009. This decrease for the three and six months ended June 30, 2010 as compared to the same periods last year was due primarily to slightly lower volume of sales of investments and mortgage originations.

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

Management anticipates that residential mortgage rates will remain near the current historic lows for the remainder of 2010. Management expects that low rates coupled with the Mortgage Division’s reputation in Region 2000 will allow us to continue to grow revenue at the Mortgage Division. Revenue from mortgage origination fees decreased in both the three and six month periods ended June 20, 2010 as compared to the same periods for 2009, although management believes that the decrease was mitigated by the temporary tax credit available to certain qualified home buyers. The credit expired on April 30, 2010. Management believes the loss of this credit could have a negative impact on loan volume.

We anticipate that Investment Services Division and the Mortgage Division will continue to contribute non-interest income in the remainder of 2010.

In September, 2008, the Company began operating BOTJ Insurance, Inc. (“BOTJ Insurance”), a wholly-owned subsidiary of the Bank. Currently BOTJ Insurance is a stand-alone agency with no employees. Management does not expect BOTJ Insurance to have a material impact on non-interest income in the foreseeable future.

Non-Interest Expense

Non-interest expense for the three and six months ended June 30, 2010 increased to $3,307,000 and $6,465,000 , or 19.60% and 17.70%, from $2,765,000 and $5,493,000 for the comparable periods in 2009. These increases in non-interest expense from the comparable periods in 2009 can be attributed to increased compensation and occupancy expenses and an increase in the FDIC assessment.

Total personnel expense was $1,678,000 and $3,327,000 for the three and six month periods ended June 30, 2010 as compared to $1,274,000 and $2,713,000 for the same periods in 2009. Compensation for some employees of the Mortgage Division and Investment Division is commission-based and therefore subject to fluctuation. In addition, the application of current accounting rules had the effect of reducing personnel expense. Current accounting rules require the incremental direct costs of originating and closing a loan to be deferred and amortized over the life of the loan adjusting the net yield. This deferral of loan costs had the effect of deferring approximately $103,000 and $202,000 in salary expense, respectively, during the three and six months ended June 30, 2010 as compared with a deferred salary expense of $373,000 and $599,000 for the same periods in 2009. After adding back the cost deferral under current accounting rules, our total salary and benefit expense increased by $134,000 and $217,000 for the three and six month periods ended June 30, 2010 from the comparable periods in 2009.

The Bank also had increases in depreciation expense and other operating expenses, all of which are related to the growth of the Bank’s fixed asset base and increased market coverage in Region 2000.

During the quarter ended June 30, 2010, the FDIC premium expense increased to $193,000 from $94,000 (exclusive of a one-time assessment of $180,000 incurred in the second quarter of 2009) for the three months ended June 30, 2010. FDIC Assessment payments have increased in large part because of i) FDIC coverage on accounts has increased from $100,000 to $250,000; ii) the FDIC is charging additional premiums for participation in the Transactional Account Guarantee Program (TAGP); and iii) an increase in the total base assessment rates needed to replenish the fund.

Allowance for Loan Losses

The provision to the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. Based on the application of the loan loss calculation, the Bank provided $448,000 and $835,000 to the allowance for loan loss for the three and six months ended June 30, 2010 compared to provision of $611,000 and $933,000 for the comparable periods in 2009.

The decrease in the loan loss provision for the quarter ended June 30, 2010 as compared to the same quarter in 2009 was due to the following two factors:

•	A decrease in the loan volume from the quarter ended June 30, 2010 as compared to the same quarter in 2009;

•

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. The analysis resulted in a decrease in the provision for the quarter ended June 30, 2010 as compared to the same quarter in 2009.

Management believes that the current allowance for loan loss of $4,708,000 (or 1.43% of total loans) at June 30, 2010 is adequate.

The following sets forth the reconciliation of the allowance for loan loss:

	Six months ended June 30, (in thousands)		Three months ended June 30, (in thousands)
	2010	2009	2010	2009
Balance, beginning of period	$4,288	$2,859	$4,644	$3,004
Provision for loan losses	835	933	448	611
Loans charged off	(689)	(500)	(463)	(309)
Recoveries of loans charged off	274	31	79	17

Net Charge Offs	(415)	(469)	(384)	(292)

Balance, end of period	$4,708	$3,323	$4,708	$3,323

Net charge offs increased from $292,000 for the three months ended June 30, 2009 to $384,000 for the same period in 2010. Net charge offs decreased from $469,000 for the six months ended June 30, 2009 to $415,000 for the same period in 2010. Charged off loans, which are loans that management deems uncollectible, are written against the loan loss reserve and constitute a realized loss. While a charged off loan may subsequently be collected, such recoveries generally are realized over an extended period of time.

Income Taxes

For the three and six months ended June 30, 2010, Financial had an income tax expense of $365,000 and $543,000 , respectively.

Legislation

The FDIC imposed an emergency special assessment of 5 basis points on all insured financial institutions, based on assets minus Tier 1 capital as of September 30, 2009. This special assessment of $180,000 was accrued and expensed in the second quarter of 2009 but paid by us on September 30, 2009. Subsequently, the FDIC required insured financial institutions to prepay three years of regular FDIC premiums to recapitalize the insurance fund. We made this payment in December 2009, but are amortizing the prepayment over a three year period.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Reform Act”) was signed into law. The Dodd-Frank Reform Act represents a significant overhaul of many aspects of the regulation of the financial services industry, although many of its provisions (e.g., the interchange and trust preferred capital limitations) apply to companies that are significantly larger than Financial. The Dodd-Frank Reform Act directs applicable regulatory authorities to promulgate regulations implementing its provisions, and its effect on Financial and on the financial services industry as a whole will be clarified as those regulations are issued. Major elements of the Dodd-Frank Reform Act include:

•

A permanent increase in deposit insurance coverage to $250,000 per account, permanent unlimited deposit insurance on noninterest-bearing transaction accounts, and an increase in the minimum Deposit Insurance Fund reserve requirement for banks having consolidated assets in excess of $10 billion from 1.15% to 1.35%, with assessments to be based on assets as opposed to deposits.

•	New disclosure and other requirements relating to executive compensation and corporate governance.

•

Amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations.

•	The establishment of the Financial Stability Oversight Council, which will be responsible for identifying and monitoring systemic risks posed by financial firms, activities, and practices.

•	The development of regulations to limit debit card interchange fees.

•	The future elimination of trust preferred securities as a permitted element of Tier 1 capital.

•	The creation of a special regime to allow for the orderly liquidation of systemically important financial companies, including the establishment of an orderly liquidation fund.

•	The development of regulations to address derivatives markets, including clearing and exchange trading requirements and a framework for regulating derivatives-market participants.

•	Enhanced supervision of credit rating agencies through the Office of Credit Ratings within the SEC.

•	Increased regulation of asset-backed securities, including a requirement that issuers of asset-backed securities retain at least 5% of the risk of the asset-backed securities.

•	The establishment of a Bureau of Consumer Financial Protection, within the Federal Reserve, to serve as a dedicated consumer-protection regulatory body.

Financial is evaluating the impact of the Dodd-Frank Reform Act.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended June 30, 2010 and 2009

	2010			2009
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS
Loans, including fees	$328,684	$5,002	6.10%	$299,498	$4,577	6.13%
Federal funds sold	1,232	2	0.65%	11,229	4	0.18%
Securities	43,761	447	4.09%	46,708	503	4.31%
Federal agency equities	2,228	22	3.95%	2,150	17	3.17%
CBB equity	116	—	—	116	—	—

Total earning assets	376,021	5,473	5.84%	359,701	5,101	5.69%

Allowance for loan losses	(4,636)			(3,058)
Non-earning assets	35,954			27,858

Total assets	$407,339			$384,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$52,175	$146	1.12%	$44,333	$124	1.11%
Savings	174,645	559	1.28%	138,914	985	2.84%
Time deposits	84,215	577	2.75%	96,569	854	3.55%

Total interest bearing deposits	311,035	1,282	1.65%	279,816	1,963	2.81%
Other borrowed funds
Fed funds purchased	945	2	0.85%	—	—	—
Repurchase agreements	8,779	32	1.46%	12,751	47	1.45%
Other borrowings	10,000	74	2.97%	20,154	143	2.85%
Capital Notes	7,000	105	6.00%	6,884	103	6.00%

Total interest-bearing liabilities	337,759	1,495	1.78%	319,605	2,256	2.83%
Non-interest bearing deposits	44,689			39,986
Other liabilities	294			108

Total liabilities	382,742			359,699
Stockholders’ equity	24,597			24,802

Total liabilities and Stockholders equity	$407,339			$384,501

Net interest earnings		$3,978			$2,845

Net interest margin			4.24%			3.17%

Interest spread			4.06%			2.86%

Net Interest Margin Analysis

Average Balance Sheets

For the Six Months Ended June 30, 2010 and 2009

	2010			2009
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS
Loans, including fees	$327,327	$9,846	6.07%	$291,368	$8,658	5.99%
Federal funds sold	6,690	9	0.27%	11,125	11	0.20%
Securities	47,895	963	4.05%	41,044	916	4.50%
Federal agency equities	2,223	23	2.09%	2,048	17	1.67%
CBB equity	116	—	—	116	—	—

Total earning assets	384,251	10,841	5.69%	345,701	9,602	5.60%

Allowance for loan losses	(4,503)			(2,983)
Non-earning assets	38,867			26,882

Total assets	$418,615			$369,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$50,847	$283	1.12%	$45,087	$252	1.13%
Savings	185,523	1,646	1.79%	124,932	1,764	2.85%
Time deposits	85,264	1,194	2.82%	99,631	1,789	3.62%

Total interest bearing deposits	321,634	3,123	1.96%	269,650	3,805	2.85%
Other borrowed funds
Fed funds purchased	475	2	0.85%	—	—	—
Repurchase agreements	9,164	65	1.43%	13,042	106	1.64%
Other borrowings	11,934	174	2.94%	20,575	290	2.84%
Capital Notes	7,000	210	6.00%	3,495	103	5.94%

Total interest-bearing liabilities	350,207	3,574	2.06%	306,762	4,304	2.83%
Non-interest bearing deposits	43,506			37,969
Other liabilities	501			(21)

Total liabilities	394,214			344,710
Stockholders’ equity	24,401			24,890

Total liabilities and Stockholders equity	$418,615			$369,600

Net interest earnings		$7,267			$5,298

Net interest margin			3.81%			3.09%

Interest spread			3.63%			2.77%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.	Controls and Procedures

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

There have been no significant changes during the quarter ended June 30, 2010, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following are filed as Exhibits to this Form 10-Q:

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2010

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2010

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 12, 2010

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: August 12, 2010	By	/S/ ROBERT R. CHAPMAN III
Robert R. Chapman III, President
(Principal Executive Officer)

Date: August 12, 2010	By	/S/ J. TODD SCRUGGS
J. Todd Scruggs, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2010

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2010

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 12, 2010