Form 10-Q
period 2010-09-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2010-11-12
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,301,262 shares of Common Stock, par value $2.14 per share, were outstanding at November 12, 2010.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts)

	(unaudited) 9/30/2010	(audited) 12/31/2009
Assets

Cash and due from banks	$10,165	$10,074
Federal funds sold	10,555	21,231

Total cash and cash equivalents	20,720	31,305

Securities held-to-maturity (fair value of $14,977 in 2010 and $15,277 in 2009)	14,361	15,550
Securities available-for-sale, at fair value	33,599	45,239
Restricted stock, at cost	2,234	2,315
Loans, net of allowance for loan losses of $4,955 in 2010 and $4,288 in 2009	321,124	318,452
Premises and equipment, net	8,931	10,240
Software, net	121	218
Interest receivable	1,606	2,179
Other real estate owned, net of valuation allowance of $131 in 2010 and $0 in 2009	2,751	666
Income taxes receivable	489	628
Deferred tax asset	1,244	1,722
Other assets	8,775	9,167

Total assets	$415,955	$437,681

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	45,275	42,112
NOW, money market and savings	235,820	245,066
Time	83,416	88,594

Total deposits	364,511	375,772

Repurchase agreements	7,312	10,710
FHLB borrowings	10,000	20,000
Capital notes	7,000	7,000
Interest payable	134	200
Other liabilities	678	274

Total liabilities	$389,635	$413,956

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 3,301,262 as of September 30, 2010 and 2,990,788 as of December 31, 2009	7,065	6,400
Additional paid-in-capital	22,705	20,765
Accumulated other comprehensive income (loss)	397	(502)
Retained earnings	(3,847)	(2,938)

Total stockholders’ equity	$26,320	$23,725

Total liabilities and stockholders’ equity	$415,955	$437,681

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(dollar amounts in thousands, except per share amounts), unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Interest Income
Loans	$4,969	$4,790	$14,815	$13,448
Securities
US Government and agency obligations	281	488	1,046	1,218
Mortgage backed securities	54	2	57	45
Municipals	60	21	190	52
Dividends	2	3	25	20
Other (Corporates)	20	51	85	164
Federal Funds sold	6	10	15	20

Total interest income	5,392	5,365	16,233	14,967

Interest Expense
Deposits
NOW, money market savings	719	1,337	2,648	3,353
Time Deposits	525	812	1,719	2,601
Federal Funds purchased	—	—	2	—
FHLB borrowings	75	144	249	434
Reverse repurchase agreements	30	45	95	151
Capital notes 6% due 4/1/2012	105	105	315	208

Total interest expense	1,454	2,443	5,028	6,747

Net interest income	3,938	2,922	11,205	8,220

Provision for loan losses	600	2,500	1,435	3,433

Net interest income after provision for loan losses	3,338	422	9,770	4,787

Other operating income
Mortgage fee income	460	303	1,073	1,043
Service charges, fees, commissions	186	204	653	817
Other	210	109	620	301
Gain (loss) on sale of securities	98	(149)	320	(3)

Total other operating income	954	467	2,666	2,158

Other operating expenses
Salaries and employee benefits	1,759	1,286	5,086	3,999
Occupancy	268	250	745	665

See accompanying notes to these consolidated financial statements

Equipment	296	259	829	783
Supplies	98	97	281	284
Professional, data processing, and other outside expense	401	369	1,182	1,056
Marketing	78	78	231	237
Credit expense	99	95	236	268
Loss on sale of assets	18	10	54	21
Other	539	274	1,377	898

Total other operating expenses	3,556	2,718	10,021	8,211

Income (loss) before income taxes	736	(1,829)	2,415	(1,266)

Income tax expense (benefit)	230	(625)	773	(441)

Net Income (loss)	$506	$(1,204)	$1,642	$(825)

Weighted average shares outstanding	3,301,262	3,249,813	3,295,813	3,248,150

Income (loss) per common share - basic	$0.15	$(0.37)	$0.50	$(0.25)

Income (loss) per common share - diluted	$0.15	$(0.37)	$0.49	$(0.25)

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2010 and 2009

(dollar amounts in thousands, except per share amounts) (unaudited)

	September 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$1,642	$(825)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities

Depreciation	$616	$655

Net amortization and accretion of premiums and discounts on securities	363	324
(Gain) loss on sale of available for sale securities	(310)	17
(Gain) on call of held to maturity securities	(10)	(14)
Loss on sale of assets	54	21
Provision for loan losses	1,435	3,433
Stock compensation expense	2	5
Provision for deferred income taxes	14	—
(Increase) decrease in interest receivable	573	(565)
(Increase) in other assets	338	(2,631)
(Increase) decrease in income taxes receivable	139	(441)
(Decrease) in interest payable	(66)	(59)
Increase in other liabilities	404	40
Write down on other real estate owned	$131	$—

Net cash provided by (used in) operating activities	$5,325	$(40)

Cash flows from investing activities
Purchases of securities held to maturity	$—	$(16,194)
Proceeds from maturities and calls of securities held to maturity	1,000	6,000
Purchases of securities available for sale	(31,545)	(52,630)
Proceeds from maturities and calls of securities available for sale	6,494	9,000

Proceeds from sale of securities available for sale	38,201	14,550
Purchases of bank owned life insurance	—	(5,000)
Purchase of Federal Reserve Bank stock	(30)	(150)

See accompanying notes to these consolidated financial statements

(Purchase) sale of Federal Home Loan Bank stock	111	(106)
Origination of loans, net of principal collected	(5,576)	(38,976)
Recoveries of loans charged off	284	63
Purchases of premises and equipment	(241)	(1,431)

Net cash provided by (used in) investing activities	$8,698	$(84,874)

Cash flows from financing activities
Net increase (decrease) in deposits	$(11,262)	$96,180
Net (decrease) in repurchase agreements	(3,398)	(3,259)
Net (decrease) in Federal Home Loan Bank advances	(10,000)	(1,000)
Proceeds from exercise of stock options	52	16
Proceeds from sale of senior capital notes	—	7,000

Net cash (used in) provided by financing activities	$(24,608)	$98,937

Increase (decrease) in cash and cash equivalents	(10,585)	14,023

Cash and cash equivalents at beginning of period	$31,305	$15,825

Cash and cash equivalents at end of period	$20,720	$29,848

Non cash transactions
Transfer of loans to foreclosed assets	$1,185	$2,224
Fair value adjustment for securities	1,363	(151)

Cash transactions
Cash paid for interest	$5,094	$6,806
Cash paid for taxes	1,045	—

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

(dollars in thousands)

	Total Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total

Balance at December 31, 2008	2,810,255	$6,014	$19,473	$(776)	$(76)	$24,635

Net Income	—	—	—	(642)	—	(642)

Changes in unrealized gains on securities available for sale net of deferred taxes of $284	—	—	—	—	(431)	(431)

Reclassification adjustment for gains included in net income, net of income tax expense of $2	—	—	—	—	5	5

Comprehensive Income						(1,068)

5% Stock dividend	140,702	301	1,219	(1,520)	—	—

Exercise of stock options	39,831	85	68	—	—	153

Stock compensation expense	—	—	5	—	—	5

Balance at December 31, 2009	2,990,788	$6,400	$20,765	$(2,938)	$(502)	$23,725

Net Income	—	—	—	1,642	—	1,642

Changes in unrealized gains on securities available for sale net of deferred taxes of $464	—	—	—	—	899	899

Comprehensive Income						2,541

10% Stock dividend	298,942	640	1,911	(2,551)	—	—

Exercise of stock options	11,532	25	27	—	—	52

Stock compensation expense	—	—	2	—	—	2

Balance at September 30, 2010	3,301,262	$7,065	$22,705	$(3,847)	$397	$26,320

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2009. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2009 included in Financial’s Annual Report on Form 10-K. Results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Note 3 – Earnings Per Share

All earnings per share amounts have been adjusted to reflect the 10% stock dividend paid by Financial in July 2010, the 5% stock dividend paid by Financial in July 2009, as well as all prior stock dividends.

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of 1999 Financial (the “1999 Plan”) are considered dilutive. The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net income (loss)	$506,000	$(1,204,000)	$1,642,000	$(825,000)

Weighted average number of shares	3,301,262	3,249,813	3,295,813	3,248,150
Options affect of incremental shares	35,074	—	37,313	—

Weighted average diluted shares	3,336,336	3,249,813	3,333,126	3,248,150

Basic EPS (weighted avg shares)	$0.15	$(0.37)	$0.50	$(0.25)

Diluted EPS (Including Option Shares)	$0.15	$(0.37)	$0.49	$(0.25)

For the three month and nine months ended September 30, 2010 there were 205,548 option shares that had an exercise price higher than the market price on September 30, 2010. These shares were not included in calculating the diluted earnings per because their effect was anti-dilutive. Because there was a net loss in the three and nine month period ended September 30, 2009, no option shares were included in calculating the diluted earnings per share.

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

The amount of stock-based compensation included within the non-interest expense category for the three and nine months ended September 30, 2010 is $0 and $2,000, respectively, which had no material impact on basic and diluted earnings per share for the same periods.

Stock option plan activity for the nine months ended September 30, 2010 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value

Options outstanding, January 1, 2010	319,555	$7.96
Exercised	(11,532)	4.51
Forfeited	—	$—

Options outstanding, September 30, 2010	308,023	$8.09	3.47	$275,673

Options exercisable, September 30, 2010	308,023	$8.09	3.47	$275,673

Intrinsic value is calculated by subtracting exercise price of option shares from the market price of underlying shares and multiplying that amount by the number of options outstanding. No intrinsic value exists where the exercise price is less than the market price on a given date.

As of September 30, 2010 all compensation expense related to the foregoing stock option plan has been recognized. The Company’s ability to grant additional options shares under the 1999 Plan has expired.

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy:

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

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period (in thousands):

		Carrying Value at September 30, 2010
Description	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$33,599	$—	$33,599	$—

		Carrying Value at December 31, 2009
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$45,239	$—	$45,239	$—

Loans held for sale

Loans held for sale are required to be measured in a lower of cost or fair value. Under ASC 820, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At September 30, 2010, the Company had no loans held for sale.

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

All impaired loans are classified as Level 3 unless an appraisal has been obtained within the previous twelve months, in which case they are classified as Level 2.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of ASC 820.

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period (in thousands).

		Carrying Value at September 30, 2010
Description	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$11,191	$—	$1,817	$9,374
Other real estate owned	$2,751	$—	$2,751	$—

		Carrying Value at December 31, 2009
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$12,857	$—	$2,636	$10,221
Other real estate owned	$666	$—	$—	$666

All OREO properties are classified as Level 3 unless an appraisal has been obtained within the previous twelve months, in which case they are classified as Level 2.

Financial Instruments

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$10,165	$10,165	$10,074	$10,074
Federal funds sold	10,555	10,555	21,231	21,231
Securities
Available-for-sale	33,599	33,599	45,239	45,239
Held-to-maturity	14,361	14,977	15,550	15,277
Loans, net	321,124	324,367	318,452	320,936
Interest receivable	1,606	1,606	2,179	2,179

Financial liabilities
Deposits	$364,511	$362,397	$375,772	$375,020
FHLB borrowings	10,000	10,279	20,000	20,250
Repurchase agreements	7,312	7,312	10,710	10,710
Capital notes	7,000	7,000	7,000	7,000
Interest payable	134	134	200	200

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

Note 7 – Capital Notes

Financial has issued capital notes in the amount $7,000,000 (the “Notes”). The Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. The first quarterly interest payment on the Notes was paid on July 1, 2009. No principal payments are due until the Notes mature on April 1, 2012. On the maturity date the principal and all accrued but unpaid interest on the Notes will be due and payable

Note 8 – Investments

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of September 30, 2010 and December 31, 2009 (amounts in thousands):

	Amortized	September 30, 2010 Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US Gov’t & Agency obligations	$14,361	$616	$—	$14,977

Available-for-Sale
US Gov’t & Agency obligations	$15,330	$414	$—	$15,744
Mortgage-backed securities	12,807	29	(38)	12,798
Municipals	3,827	222	(22)	4,027
Other	1,033	—	(3)	1,030

	$32,997	$665	$(63)	$33,599

	Amortized	December 31, 2009 Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US Gov’t & Agency obligations	$15,550	$—	$(273)	$15,277

Available-for-Sale
US Gov’t & Agency obligations	$38,958	$37	$(553)	$38,442
Mortgage-backed securities	220	—	(7)	213
Municipals	3,822	11	(211)	3,622
Other	2,999	11	(48)	2,962

	$45,999	$59	$(819)	$45,239

The following table shows the gross unrealized losses and fair value of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the date indicated (amounts in thousands):

	Less than 12 months		More than 12 months		Total
September 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
Mortgage-backed securities	$7,499	$33	$149	$5	$7,648	$38
Municipals	1,001	18	621	4	1,622	22
Other	—	—	1,030	3	1,030	3

Total	$8,500	$51	$1,800	$12	$10,300	$63

	Less than 12 months		More than 12 months		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$47,677	$826	$—	$—	$47,677	$826
Mortgage-backed securities	—	—	220	7	220	7
Municipals	3,104	194	239	17	3,343	211
Other	1,466	12	1,033	36	2,499	48

Total	$52,247	$1,032	$1,492	$60	$53,739	$1,092

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

At September 30, 2010, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of September 30, 2010, the Bank owned 10 securities that were being evaluated for other than temporary impairment. 6 of these securities were S&P rated AAA, 3 were S&P rated AA, and 1 was S&P rated A. As of September 30, 2010, 6 of these securities were obligations of government sponsored entities, 3 were municipal bank-qualified issues, and 1 was issued by a publicly traded United States corporation. The securities issued by publicly traded corporations are classified as “Other” in the tables set forth above.

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

Note 10 – Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of

Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 was effective for transfers on or after January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residual method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning or after December 15, 2010. The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

On September 15, 2010, the SEC issued Release No. 33-9142, “Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers.” This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010.

On September 17, 2010, the SEC issued Release No. 33-9144, “Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis.” This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010.

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

Overview

Financial is a bank holding company with its headquarters in Lynchburg, Virginia. Financial was incorporated at the direction of Bank of the James (the “Bank”) on October 3, 2003 to serve as a bank holding company of the Bank. Financial had no business until January 1, 2004 when it acquired the common stock of the Bank through a statutory share exchange on a one-for-one basis. The Bank, through its BOTJ Investment Services Division, offers brokerage, fixed and variable annuity products, and related services to the public through a third-party broker-dealer and, through its BOTJ Mortgage Division, originates residential mortgages. The Bank also wholly-owns BOTJ Insurance, Inc. (“BOTJ Insurance”) through which we act as an agent for insurance and annuity products. In addition, Financial owns BOTJ Investment Group, Inc. The Bank (and BOTJ Insurance) and BOTJ Investment Group, Inc. are our only subsidiaries and primary assets. Financial conducts its business through the following lines: community banking through the Bank, insurance agency services through BOTJ Insurance, mortgage origination through the Mortgage Division of the Bank, and securities brokerage services through the Investment Services Division of the Bank.

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

In April 2006, we began providing securities brokerage services to Bank customers and others through BOTJ Investment Group, Inc. Since March 2010 we have been providing those services through the Investment Services Division of the Bank. The Investment Services Division provides the services through an agreement with a third party, registered broker-dealer. Under this agreement, the broker-dealer may operate service centers in one or more branches of the Bank, which centers are staffed by at least one dual employee of the Bank and the broker-dealer. As of the date hereof, the Investment Services Division’s only center is located in the Church Street office. The Bank receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. As of the date hereof, we have been providing these services and conducting business for approximately four years and the financial impact on the consolidated financials of the Company has been minimal.

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

September 30, 2010 (in thousands)
Commitments to extend credit	$52,962
Letters of Credit	3,402

Total	$56,364

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of September 30, 2010 and December 31, 2009 and the results of operations of Financial for the three and nine month periods ended September 30, 2010 and 2009. This discussion should be read in conjunction with the financial statements included elsewhere herein and should be read in the context of the length of time for which the Bank has been operating.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

September 30, 2010 as Compared to December 31, 2009

Total assets were $415,955,000 on September 30, 2010 compared with $437,681,000 at December 31, 2009, a decrease of 4.96%. The decrease in total assets is due primarily to a decrease in cash, cash equivalents, and available-for-sale securities resulting from a decrease in deposits, as explained in the following paragraph and the repayment of a Federal Home Loan Bank of Atlanta (FHLBA) advance in the amount of $10,000,000.

Total deposits decreased from $375,772,000 as of December 31, 2009 to $364,511,000 on September 30, 2010, a decrease of 3.00%. Total deposits began to decrease shortly after March 1, 2010, the date on which the Bank reduced the rate paid on its “2010 Savings Account” from a guaranteed minimum of 3.00% APY to the current 1.25% APY. Effective November 1, 2010, the Bank further reduced the rate on the 2010 Savings Account from 1.25% APY to 1.00% APY The Bank lowered the rate to decrease its cost of funds and anticipates that while deposits may decrease further as a result of this rate reduction, the Bank’s net interest margin and the cost of funds will improve. The balance of non-FDIC insured sweep accounts (repurchase agreements) decreased to $7,312,000 on September 30, 2010 from $10,710,000 on December 31, 2009 in large part because of a decrease in interest rates paid on these accounts.

To complement deposits in funding asset growth and due to the attractive rates on these funds, the Bank has funded past asset growth with short to medium term advances from the FHLBA. As of September 30, 2010, the principal balance of FHLBA borrowings was $10,000,000 as compared to $20,000,000 on December 31, 2009. On February 5, 2010, a $10,000,000 advance matured and was repaid to FHLBA, which accounts for the decrease. The remaining $10,000,000 in FHLBA advances begin to mature in 2013.

Total loans increased to $326,079,000 on September 30, 2010 from $322,740,000 on December 31, 2009. Loans, net of unearned income and allowance, increased to $321,129,000 on September 30, 2010 from $318,452,000 on December 31, 2009, an increase of 0.84%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	September 30, 2010		December 31, 2009		September 30, 2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$58,967	18.00%	$60,045	18.60%	$60,901	19.29%
Real estate construction	27,192	8.34%	32,149	9.96%	35,131	11.13%
Real estate mortgage	178,965	54.88%	169,220	52.43%	161,916	51.29%
Consumer	58,178	17.85%	58,756	18.21%	55,568	17.60%
Other	3,047	0.93%	2,570	0.80%	2,154	0.68%

Total loans	$326,079	100.00%	$322,740	100.00%	$315,670	100.00%

Total nonperforming assets, which consist of non-accrual loans and other real estate owned (“OREO”) increased to $9,731,000 on September 30, 2010 from $7,207,000 on December 31, 2009. Non-accrual loans increased to $6,980,000 on September 30, 2010 from $5,687,000 on December 31, 2009. As discussed in more detail below under “Results of Operations—Allowance for Loan Losses”, management has provided for the anticipated losses on these loans in the loan loss reserve and consequently does not anticipate that the increase in non-accrual loans will have a material impact on the financial condition of the Bank.

OREO represents real property owned by the Bank acquired either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. On December 31, 2009, the Bank was carrying 4 OREO properties on its books at a value of $666,000. During the quarter ended September 30, 2010, the Bank acquired 8 additional OREO properties that are being carried on the books at a value of $1,303,000. Thus, as of September 30, 2010, the Bank was carrying 12 OREO properties on its books at a value of $2,751,000. Since September 30, 2010, the Bank has added no additional OREO properties. The OREO properties are available for sale and are being actively marketed.

The following tables set forth information regarding impaired and non-accrual loans as of September 30, 2010 and December 31, 2009:

	Impaired & Non-Accrual Loans
	(dollars in thousands)
	September 30, 2010	December 31, 2009
Impaired loans without a valuation allowance	$20,806	$28,689
Impaired loans with a valuation allowance	14,123	14,938

Total impaired loans	$34,929	$43,627

Valuation allowance related to impaired loans	$2,932	$2,081
Total non-accrual loans	$6,980	$5,687
Total loans past due ninety days or more and still accruing	$—	$854

The decrease in impaired loans as reflected in the above table was a result of the continual evaluation of the loan portfolio in light of current economic conditions and the value of the underlying collateral securing loans. The results of the evaluation led management to downgrade certain relationships which resulted in a $600,000 provision in the third quarter. The allowance for loan losses is discussed in more detail below.

	Average Investment in Impaired Loans
	(dollars in thousands)
	Period Ended
	September 30, 2010	December 31, 2009

Average investment in impaired loans	$40,350	$30,642

Interest income recognized on impaired loans	$1,238	$2,039

Interest income recognized on a cash basis on impaired loans	$1,357	$1,932

No non-accrual loans were excluded from impaired loan disclosure under current accounting rules at September 30, 2010 and December 31, 2009. The amount of troubled debt restructurings (“TDR”) included at September 30, 2010 and December 31, 2009 was $1,413,000 and $741,000, respectively. If interest on non-accrual loans had been accrued, such income would have approximated $781,000 and $641,000, through September 30, 2010 and December 31, 2009, respectively. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the non-performing loan totals listed above.

Cash and cash equivalents decreased to $20,720,000 on September 30, 2010 from $31,305,000 on December 31, 2009. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). This decrease is due in part to a decrease in the balance in 2010 Savings Accounts, routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, both of which are subject to fluctuations, and will contribute to variations in cash and cash equivalents.

Securities held-to-maturity decreased slightly to $14,361,000 on September 30, 2010 from $15,550,000 on December 31, 2009. Securities available-for-sale decreased to $33,599,000 on September 30, 2010 from $45,239,000 on December 31, 2009. During the nine months ended September 30, 2010 the Bank received $6,494,000 in proceeds from maturities and/or calls of securities available-for-sale and has received proceeds from sale of securities available-for sale totaling $38,201,000. The Bank purchased $31,545,000 in securities available-for-sale during the same period. The decrease from December 31, 2009 in securities available-for-sale was primarily due to the liquidation of those securities to accommodate withdrawals from the 2010 Savings Accounts following the reduction in the rate paid on those accounts.

Financial’s investment in FHLBA stock totaled $1,426,000 at September 30, 2010, as compared to $1,537,000 on December 31, 2009. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Effective August 17, 2010, the FHLBA resumed the repurchase of Subclass B2 activity-based stock. In the quarter ended September 30, 2010, the FHLBA repurchased $111,000 of its stock from the Bank.

At September 30, 2010, Financial had liquid assets of approximately $54,319,000 in the form of cash and available-for-sale investments. Management believes that liquid assets were adequate at September 30, 2010. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, the Bank has the ability to purchase federal funds on the open market and borrow from the Federal Reserve Bank’s discount window, if necessary.

In connection with a private placement of unregistered debt securities, Financial issued capital notes in the amount $7,000,000 (the “Notes”) in 2009. The Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. No principal payments are due until April 1, 2012, the date on which the Notes mature and the principal and all accrued but unpaid interest on the Notes will be due and payable. During the three months ended September 30, 2010, Financial made an interest payment on the Notes totaling $105,000.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material negative impact on Financial’s short-term or long-term liquidity.

At September 30, 2010, the Bank had a leverage ratio of 7.73%, a Tier 1 risk-based capital ratio of 10.05% and a total risk-based capital ratio of 11.31%. As of September 30, 2010 and December 31, 2009 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of September 30, 2010 and December 31, 2009:

Bank Level Only Capital Ratios

	September 30, 2010	December 31, 2009
Analysis of Capital (in 000’s)
Tier 1 Capital:
Common stock	$3,742	$3,742
Surplus	19,325	19,323
Retained earnings	8,751	6,825

Total Tier 1 capital	$31,818	$29,890

Tier 2 Capital:
Allowance for loan losses	$3,968	$4,036

Total Tier 2 Capital:	$3,968	4,036

Total risk-based capital	$35,786	$33,926

Risk weighted assets	$316,462	$322,662

Average total assets	$411,828	$434,110

	Actual		Regulatory Benchmarks
	September 30, 2010	December 31, 2009	For Capital Adequacy Purposes	For Well Capitalized Purposes
Capital Ratios:
Tier 1 capital to average total assets ratio (leverage ratio)	7.73%	6.89%	4.00%	5.00%
Tier 1 risk based capital ratio	10.05%	9.26%	4.00%	6.00%
Total risk-based capital ratio	11.31%	10.51%	8.00%	10.00%

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

Results of Operations

Comparison of the three and nine Months Ended September 30, 2010 and 2009

Earnings Summary

Financial had net income of $506,000 and $1,642,000 for the three and nine months ended September 30, 2010 respectively, compared to a net loss of $1,204,000 and $825,000 for the comparable periods in 2009. The basic and diluted earnings per common share for the three months ended September 30, 2010 were $0.15 compared to basic and diluted loss per share of $0.37 for the same period in 2009. The basic and diluted earnings per common share for the nine months ended September 30, 2010 were $0.50 and $0.49, respectively, compared with a basic and diluted loss per share of $0.25 for the same period in 2009. All earnings per share amounts have been adjusted to reflect the 10% stock dividend paid by Financial in July 2010, the 5% stock dividend paid by Financial in July 2009 and all prior stock dividends.

The increase in net income was due in large part to a decrease in the interest paid on 2010 Savings Accounts and certificates of deposit.

These operating results represent an annualized return on stockholders’ equity of 7.91% and 8.87% for the three and nine months ended September 30, 2010, compared with an annualized negative return of 18.42% and 4.31% in the same periods in 2009. The Company had an annualized return on average assets for the three and nine months ended September 30, 2010 of 0.49% and 0.53%, respectively, compared with an annualized negative return of 1.16% and 0.28% for the same periods in 2009.

Interest Income, Interest Expense, and Net Interest Income

Interest income increased to $5,392,000 and $16,233,000 for the three and nine months ended September 30, 2010 from $5,365,000 and $14,967,000 for the same periods in 2009, an increase of 0.50% and 8.46% from the same periods in 2009. The rate on total average earning assets increased slightly from 5.51% and 5.57% for the three and nine month periods ended September 30, 2009 to 5.62% and 5.66% for the three and nine months ended September 30, 2010 in part because the Bank invested a greater percentage of its earning assets in loans and investment securities rather than federal funds. Although management cannot be certain, management expects that interest rates will remain near historic lows for the remainder of 2010 and may negatively impact our interest income.

Interest expense decreased to $1,454,000 and $5,028,000 for the three and nine months ended September 30, 2010 from $2,443,000 and $6,747,000 for the same periods in 2009, decreases 40.48% and 25.48%, respectively. The decreases in interest expense resulted in large part from a decrease in both the balances of the 2010 Savings Account and the rate paid on those balances.

The fundamental source of the Bank’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and nine months ended September 30, 2010 was $3,938,000 and $11,205,000 compared with $2,922,000 and $8,220,000 for the same periods in 2009. The net interest margin increased to 4.10 % and 3.91% for the three and nine months ended September 30, 2010 from 3.00% and 3.06% in the same periods a year ago. The increase in net interest income for the three and nine months ended September 30, 2010 as compared with the comparable three and nine months in 2009 was due to a decrease in the average rate paid on deposits, primarily resulting from a decrease in the balance in and rate paid on the 2010 Savings Account.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I on page 30.

Non-Interest Income

Non-interest income, which is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency, increased to $856,000 (exclusive of a gain of $98,000 on the sale of securities) and $2,346,000 (exclusive of a gain of $320,000 on the sale of securities) for the three and nine months ended September 30, 2010 from $616,000 (exclusive of a loss of $149,000 on the sale of securities) and $2,161,000 (exclusive of a loss of $3,000 on the sale of securities) for the comparable periods in 2009. This increase for the three and nine months ended September 30, 2010 as compared to the same periods last year was due primarily to increased mortgage originations resulting from the low interest rate environment as well as increased income earned on the bank-owned life insurance portfolio.

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

Management anticipates that residential mortgage rates will remain near the current historic lows for the remainder of 2010. Management expects that low rates coupled with the Mortgage Division’s reputation in Region 2000 will allow us to continue to grow revenue at the Mortgage Division. Revenue from mortgage origination fees increased in both the three and nine month periods ended September 30, 2010 as compared to the same periods for 2009. Management believes that regulatory pressure may result in a decreased number of competitors to the Mortgage Division and this could result in an increase in market share.

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

Non-Interest Expense

Non-interest expense for the three and nine months ended September 30, 2010 increased to $3,556,000 and $10,021,000, or 30.83% and 22.04%, from $2,718,000 and $8,211,000 for the comparable periods in 2009. These increases in non-interest expense from the comparable periods in 2009 can be attributed to increased compensation and occupancy expenses and an increase in the FDIC assessment.

Total personnel expense was $1,759,000 and $5,086,000 for the three and nine month periods ended September 30, 2010 as compared to $1,286,000 and $3,999,000 for the same periods in 2009. Compensation for some employees of the Mortgage Division and Investment Division is commission-based and therefore subject to fluctuation. In addition, the application of current accounting rules had the effect of reducing personnel expense. Current accounting rules require the incremental direct costs of originating and closing a loan to be deferred and amortized over the life of the loan adjusting the net yield. This deferral of loan costs had the effect of deferring approximately $105,000 and $306,000 in salary expense, respectively, during the three and nine months ended September 30, 2010 as compared with a deferred salary expense of $304,000 and $903,000 for the same periods in 2009. After adding back the cost deferral under current accounting rules, our total salary and benefit expense increased by $274,000 and $490,000 for the three and nine month periods ended September 30, 2010 from the comparable periods in 2009.

The Bank also had increases in depreciation expense and other operating expenses, all of which are related to the growth of the Bank’s fixed asset base and increased market coverage in Region 2000.

During the quarter ended September 30, 2010, the FDIC premium expense increased to $291,000 from $138,000 for the three months ended September 30, 2009. FDIC Assessment payments have increased in large part because of i) FDIC coverage on accounts has increased from $100,000 to $250,000; ii) the FDIC is charging additional premiums for participation in the Transactional Account Guarantee Program (TAGP); and iii) an increase in the total base assessment rates needed to replenish the fund.

Allowance for Loan Losses

The provision to the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. Based on the application of the loan loss calculation, the Bank provided $600,000 and $1,435,000 to the allowance for loan loss for the three and nine months ended September 30, 2010 compared to provision of $2,500,000 and $3,433,000 for the comparable periods in 2009.

The decrease in the loan loss provision for the quarter ended September 30, 2010 as compared to the same quarter in 2009 was due to the following two factors:

•

In 2009, the quality of certain assets, primarily commercial development loans and residential speculative housing construction loans, were impacted by a decline in the value of the collateral supporting the loan. Management’s initial evaluation of these assets classes resulted in the increased provision in the quarter ended September 30, 2009.

•

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. The analysis resulted in a decrease in the provision for the quarter ended September 30, 2010 as compared to the same quarter in 2009.

Management believes that the current allowance for loan loss of $4,955,000 (or 1.52% of total loans) at September 30, 2010 is adequate.

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended September 30, (in thousands)		Nine months ended September 30, (in thousands)
	2010	2009	2010	2009
Balance, beginning of period	$4,708	$3,323	$4,288	$2,859
Provision for loan losses	600	2,500	1,435	3,433
Loans charged off	(363)	(555)	(1,052)	(1,055)
Recoveries of loans charged off	10	32	284	63

Net Charge Offs	(353)	(523)	(768)	(992)

Balance, end of period	$4,955	$5,300	$4,955	$5,300

Net charge offs decreased from $523,000 for the three months ended September 30, 2009 to $353,000 for the same period in 2010. Net charge offs decreased from $992,000 for the nine months ended September 30, 2009 to $768,000 for the same period in 2010. Charged off loans, which are loans that management deems uncollectible, are written against the loan loss reserve and constitute a realized loss. While a charged off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. The decreased balance as of September 30, 2010 as compared to September 30, 2009 reflects the charge-offs that occurred in the fourth quarter of 2009.

Income Taxes

For the three and nine months ended September 30, 2010, Financial had an income tax expense of $230,000 and $773,000, respectively.

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

Financial continues to evaluate the potential impact of the Dodd-Frank Reform Act.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended September 30, 2010 and 2009

	2010			2009
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS

Loans, including fees	$327,354	$4,969	6.02%	$311,175	$4,790	6.11%
Federal funds sold	9,361	6	0.25%	16,184	10	0.25%
Securities	41,913	415	3.94%	56,288	562	3.96%
Federal agency equities	2,200	2	0.18%	2,198	3	0.54%
CBB equity	116	—	—	116	—	—

Total earning assets	380,944	5,392	5.62%	385,961	5,365	5.51%

Allowance for loan losses	(4,788)			(3,247)
Non-earning assets	35,690			34,640

Total assets	$411,846			$417,354

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	$56,626	$145	1.02%	$44,403	$126	1.13%
Savings	175,902	574	1.29%	169,008	1,211	2.84%
Time deposits	82,057	525	2.54%	96,650	812	3.33%

Total interest bearing deposits	314,585	1,244	1.57%	310,061	2,149	2.75%

Other borrowed funds
Repurchase agreements	8,581	30	1.39%	12,314	45	1.45%
Other borrowings	10,000	75	2.98%	20,000	144	2.86%
Capital Notes	7,000	105	6.00%	7,000	105	6.00%

Total interest-bearing liabilities	340,166	1,454	1.70%	349,375	2,443	2.77%

Non-interest bearing deposits	46,060			42,483
Other liabilities	231			422

Total liabilities	386,457			392,280

Stockholders’ equity	25,389			25,074

Total liabilities and Stockholder’s equity	$411,846			$417,354

Net interest earnings		$3,938			$2,922

Net interest margin			4.10%			3.00%

Interest spread			3.92%			2.74%

Net Interest Margin Analysis

Average Balance Sheets

For the Nine Months Ended September 30, 2010 and 2009

	2010			2009
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS

Loans, including fees	$327,336	$14,815	6.05%	$298,043	$13,448	6.03%
Federal funds sold	7,593	15	0.26%	12,829	20	0.21%
Securities	45,879	1,378	4.02%	46,181	1,479	4.28%
Federal agency equities	2,200	25	1.46%	2,099	20	1.27%
CBB equity	116	—	—	116	—	—

Total earning assets	383,124	16,233	5.66%	359,268	14,967	5.57%

Allowance for loan losses	(4,599)			(3,073)
Non-earning assets	34,806			31,949

Total assets	$413,331			$388,144

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	$52,791	$428	1.08%	$44,852	$378	1.13%
Savings	180,292	2,220	1.65%	139,785	2,975	2.85%
Time deposits	83,416	1,719	2.76%	98,627	2,601	3.53%

Total interest bearing deposits	316,499	4,367	1.84%	283,264	5,954	2.81%

Other borrowed funds
Fed funds purchased	315	2	0.85%	—	—	—
Repurchase agreements	8,967	95	1.42%	12,797	151	1.58%
Other borrowings	11,282	249	2.95%	20,381	434	2.85%
Capital Notes	7,000	315	6.00%	4,676	208	5.95%

Total interest-bearing liabilities	344,063	5,028	1.95%	321,118	6,747	2.81%

Non-interest bearing deposits	44,370			39,495
Other liabilities	161			2,636

Total liabilities	388,594			363,249

Stockholders’ equity	24,737			24,895

Total liabilities and Stockholder’s equity	$413,331			$388,144

Net interest earnings		$11,205			$8,220

Net interest margin			3.91%			3.06%

Interest spread			3.71%			2.76%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.	Controls and Procedures

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

There have been no significant changes during the quarter ended September 30, 2010, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following are filed as Exhibits to this Form 10-Q:

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2010

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2010

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 12, 2010

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: November 12, 2010	By	/S/ Robert R. Chapman III Robert R. Chapman III, President (Principal Executive Officer)

Date: November 12, 2010	By	/S/ J. Todd Scruggs J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2010

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2010

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 12, 2010