Form 10-K
period 2010-12-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2011-03-29
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

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

The aggregate value of the voting common equity held by nonaffiliates as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $23,439,000 based on the price at which the common stock last sold on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $2.14 par value as of March 28, 2011 was approximately 3,323,743.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2011 Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 17, 2011, are incorporated by reference into Part III of this Form 10-K

PART I

Item 1.	Business

General

Bank of the James Financial Group, Inc. (“Financial”) is a bank holding company with its headquarters in Lynchburg, Virginia. Financial was incorporated at the direction of Bank of the James (the “Bank” or “Bank of the James”) on October 3, 2003 to serve as a bank holding company of the Bank. Financial acquired all of the shares of the Bank in a statutory share exchange on a one-for-one basis on January 1, 2004.

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

The Bank opened for business on July 22, 1999 to fill this void left in the Region 2000 market. The Bank’s organizers recognized that an opportunity existed to create a banking institution designed exclusively for a market that expected personalized service. The idea was to build a financial institution staffed with experienced professionals who would place a high value on knowing their customers and serving their distinctive banking needs. This remains our philosophy today.

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

Financial conducts two principal activities: (1) general retail and commercial banking through Bank of the James; (2) mortgage brokerage services through Bank of the James Mortgage, a division of the Bank.

In addition, Financial conducts securities brokerage services through BOTJ Investment, a division of the Bank and acts as an agent for insurance and annuity products through BOTJ Insurance, Inc., a wholly-owned subsidiary of the Bank. The operating results of these business operations have not had a material impact on our financial performance and are not considered principal activities of Financial at this time.

Prior to a restructuring in February 2010, Financial provided securities brokerage services through BOTJ Investment Group, Inc., a wholly-owned subsidiary of Financial. In February 2010, the Bank began providing these services and BOTJ Investment Group, Inc. currently is a non-operating subsidiary of Financial. The Bank, BOTJ Insurance, and BOTJ Investment Group, Inc. are our only subsidiaries and primary assets.

Products and Services

Retail and Commercial Banking

The Bank currently conducts business from nine full-service offices and one limited service office. Four of the full-service offices are located in Lynchburg, Virginia, one full-service location is located in Madison Heights, Virginia, one is located in the Town of Amherst, Virginia, one is located in Forest, Virginia, one is located in the City of Bedford, Virginia and one is located in the Town of Altavista, Virginia. The limited services branch is located in the Westminster-Canterbury facilities in Lynchburg. The Bank established a mortgage loan origination division that conducts business under the name “Bank of the James Mortgage, a Division of Bank of the James.” The mortgage division conducts business primarily from the division’s main office located in the Forest branch of the Bank and an office located in Moneta, Virginia. For a more detailed description of these facilities, see “Item 2. Properties” below.

Deposit Services. Deposits are a major source of our funding. The Bank offers a full range of deposit services that are typically available in most banks and other financial institutions including checking accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank’s market area at rates competitive to those offered in the area. In addition, the Bank offers its customers Individual Retirement Accounts (IRAs) and Health Care Savings Accounts (HSAs). All deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount allowed by law (generally, $250,000 per depositor, subject to aggregation rules). The Bank solicits such accounts from individuals, businesses, associations and organizations, and governmental authorities.

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

•

Commercial Business Lending. We make loans to small- and medium-sized businesses in Region 2000 for purposes such as purchases of equipment, facilities upgrades, inventory acquisition and various working capital purposes.

•	Real Estate Construction. We make commercial and residential construction and development loans to customers in our market area.

•

Commercial Real Estate Mortgage. We grant loans to borrowers secured by commercial real estate. In underwriting these types of loans we consider the historic and projected future cash flows of the real estate.

•

Consumer. We offer various types of secured and unsecured consumer loans, including personal loans, lines of credit, overdraft lines of credit, automobile loans, installment loans, demand loans, and home equity loans. We make consumer loans primarily for personal, family or household purposes.

•

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

Other Banking Services. Other services offered by the Bank include safe deposit boxes, traveler’s checks, direct deposit of payroll and social security checks, automatic drafts for various accounts, and credit card merchant services. The Bank also has become associated with a shared network of automated teller machines (ATMs) that may be used by Bank customers throughout Virginia, the United States, and internationally.

The Bank intends to introduce new products and services desired by the public and as permitted by the regulatory authorities. The Bank remains committed to meeting the challenges that require technology. The Bank provides its customers with access to the latest technological products, such as telephone banking and internet banking, including on-line bill pay. This service allows customers to handle routine transactions using a standard touch tone telephone and via the internet at the Bank’s website.

Mortgage Banking. The Bank, through Bank of the James Mortgage, a Division of Bank of the James (the “Mortgage Division”) originates consumer residential mortgage loans. Through the Mortgage Division, the Bank originates conforming and non-conforming home mortgages primarily in the Region 2000 area. As part of the Bank’s overall risk management strategy, the loans originated and closed by the Mortgage Division are pre-sold to major mortgage banking or other financial institutions. Effective April 1, 2011, the Mortgage Division will begin funding these pre-sold loans. The loans will be transferred promptly, typically within 2 to 3 business days, to the buyer for a pre-arranged price. Management believes that there is acceptable risk associated with this arrangement.

Other Activities

We provide brokerage and investment services through the Bank’s Investment division. The Investment division provides securities brokerage services to Bank customers and others through an agreement with Infinex Financial Group, LLC (“Infinex”), a registered broker-dealer. Under our agreement, Infinex operates a service center at 615 Church Street, Lynchburg, Virginia. To date the operating results of the Investment division has not had a material impact on our financial performance.

We provide insurance and annuity products through BOTJ Insurance as an agent for national insurance companies. As of the date hereof, we offer the following insurance products: credit life, life insurance, fixed annuities, and disability insurance. We began providing these services in September 2008. Given the relatively short operating history of BOTJ Insurance, to date the operating results of BOTJ Insurance have not had a material impact on our financial performance.

Employees

As of March 28, 2011, we had approximately 120 full-time equivalent employees. None of our employees are represented by any collective bargaining agreements, and relations with employees are considered excellent. We maintain employee benefit programs that include health insurance, a flexible spending account, and a 401(k) plan.

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

Total population in the market area equals approximately 250,000. According to U.S. Census estimates, in 2009 the populations of the localities in the Region 2000 market area were approximately as follows: City of Lynchburg – 73,933; Amherst County – 32,482; Appomattox County – 14,552; Bedford County (including the City of Bedford) – 73,504; Campbell County (including the Town of Altavista) – 52,976. The area is serviced by one daily newspaper and a number of radio and television stations providing diverse media outlets. Median family income in Region 2000 has risen over the past ten years.

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

Retail and Commercial Banking

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

Mortgage Banking

The Mortgage Division competes with large national and regional banks, credit unions, smaller regional mortgage lenders and small local mortgage brokers. As loan volumes have decreased over the past five years, the industry has seen a consolidation in the number of competitors in the marketplace. However, the competition with regard to price has increased as the remaining participants struggle to achieve volume and profitability. The downturn in the housing markets related to declines in real estate values, increased payment defaults and foreclosures have had a dramatic effect on the secondary market. The guidelines surrounding agency business (i.e., loans sold to Fannie Mae and Freddie Mac) have become much more restrictive and the associated mortgage insurance for loans above 80 percent loan-to-value has continued to tighten. The jumbo markets have slowed considerably and pricing has increased dramatically. These changes in the conventional market have caused a dramatic increase in government lending and state bond programs. The Mortgage division competes by attracting the top sales people in the industry, providing an operational infrastructure that manages the guideline changes efficiently and effectively, offering a product menu that is both competitive in loan parameters as well as price, and providing consistently high quality customer service.

The Mortgage division, like other residential mortgage originators and lenders, would be impacted by the inability of Fannie Mae, Freddie Mac, the FHA or the VA to purchase loans. Although the Mortgage division sells loans to various intermediaries, the ability of these aggregators to purchase loans would be limited if these government-sponsored entities cease to exist or materially limit their purchases of mortgage loans.

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

Regulation of Financial

General. Financial is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including the filing with the Securities and Exchange Commission (the “SEC”) of annual, quarterly and other reports on the financial condition and performance of the organization. Financial is directly affected by the corporate responsibility and accounting reform legislation signed into law on July 30, 2002, known as the Sarbanes-Oxley Act of 2002 (the “SOX Act”), and the related rules and regulations. The SOX Act includes provisions that, among other things, require that periodic reports containing financial statements that are filed with the SEC be accompanied by chief executive officer and chief financial officer certifications as to the accuracy and compliance with law, additional disclosure requirements and corporate governance and other related rules. Although we are not required to receive an opinion of our external auditors regarding our internal control over financial reporting under section 404 of the SOX Act because of our status as a smaller reporting company, our management’s report on internal control over financial reporting is set forth in item 8 and incorporated into Item 9A herein. Financial has expended considerable time and money in complying with the SOX Act and expects to continue to incur additional expenses in the future.

Bank Holding Company Act. As a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”), Financial is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Financial is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the BHCA.

The Federal Reserve Board requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect its bank subsidiaries. Financial would be compelled by the Federal Reserve Board to invest additional capital in the event the Bank experiences either significant loan losses or rapid growth of loans or deposits.

The Federal Reserve Board has jurisdiction under the BHCA to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company. The BHCA, and other applicable laws and regulations, generally limit the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

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

The GLB Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. Subsidiary banks of a financial holding company must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better.

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

Limits on the Payment of Dividends. Financial is a legal entity, separate and distinct from the Bank. Financial currently does not have any sources of revenue other than cash dividends paid to it by its subsidiaries. Both Financial and the Bank are subject to laws and regulations that limit the payment of cash dividends, including requirements to maintain capital at or above regulatory minimums. As a bank that is a member of the Federal Reserve System (“state member bank”), the Bank must obtain prior written approval for any cash dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years. In addition, the Bank may not pay a cash dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, the Bank is not permitted to add the balance of its allowance for loan losses account to its undivided profits then on hand. It may, however, net the sum of its bad debts as so defined against the balance of its allowance for loan losses account and deduct from undivided profits only bad debts so defined in excess of that account. In addition, the Federal Reserve is authorized to determine under certain circumstances relating to the financial condition of a bank that the payment of dividends would be an unsafe and unsound practice and to prohibit payment thereof. The payment of dividends that deplete a bank’s capital base could be deemed to constitute such an unsafe and unsound banking practice. The Federal Reserve has indicated that banking organizations generally pay dividends only out of current operating earnings.

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

The Dodd-Frank Act

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

•

The establishment of a Bureau of Consumer Financial Protection, within the Federal Reserve, to serve as a dedicated consumer-protection regulatory body. The Consumer Financial Protection Bureau is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, small institutions.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years. As a result, it is difficult to anticipate the overall impact of the act on Financial. Financial continues to evaluate the potential impact of the Dodd-Frank Reform Act.

Economic Emergency Stabilization Act of 2008 In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Through its authority under the EESA, the Treasury announced in October 2008 the Troubled Asset Relief Program—Capital Purchase Program (the “CPP”) a program designed to bolster healthy institutions, like Financial, by making $250 billion of capital available to U.S. financial institutions in the form of preferred stock. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. Although Financial received preliminary approval from the United States Treasury to participate in the TARP Capital Purchase Program, Financial decided not to participate in the program.

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

General. As a state-chartered commercial bank, the Bank and its subsidiaries are subject to regulation, supervision and examination by the Federal Reserve and the Virginia State Corporation Commission’s Bureau of Financial Institutions (the “Commission”). As such, the Bank is subject to various statutes and regulations administered by these agencies that govern, among other things, required reserves, investments, loans, lending limits, acquisitions of fixed assets, interest rates payable on deposits, transactions among affiliates and the Bank, the payment of dividends, mergers and consolidations, and establishment of branch offices.

The earnings of the Bank are affected by general economic conditions, management policies and the legislative and governmental actions of the various regulatory authorities, including those referred to above.

FDIC Insurance Premiums. The Bank has deposits that are insured by the Federal Deposit Insurance Corporation (FDIC). FDIC maintains a Bank Insurance Fund (BIF) that is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations. FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the BIF declines in relation to the total amount of insured deposits. In 2010, the Bank expensed $902,000 in FDIC assessments which was a material increase from $805,000 in 2009. It is anticipated that assessments may increase in the future to offset demands on the BIF from banks that fail in the troubled economy. Such increases could adversely affect the Bank’s profitability.

On October 3, 2008, the FDIC announced that deposits at FDIC-insured institutions would be insured up to at least $250,000. It was extended to December 31, 2013, and then permanently.

FDIC announced its Transaction Account Guarantee Program on October 14, 2008. The Transaction Account Guarantee Program, which is a part of the Temporary Liquidity Guarantee Program, provides full coverage for noninterest bearing deposit accounts of FDIC-insured institutions that elected to participate. The Bank elected to participate in this program and opted to continue in the program. There are increased BIF assessments for program participants.

After giving primary regulators an opportunity to first take action, FDIC may initiate an enforcement action against any depository institution it determines is engaging in unsafe or unsound actions or which is in an unsound condition, and the FDIC may terminate that institution’s deposit insurance.

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

Under the risk-based capital requirements of these federal bank regulatory agencies, the Bank is required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4.0 percent. At least half of the total capital must be Tier 1 capital, which includes common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments. The remainder may consist of Tier 2 capital, such as a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), other qualifying preferred stock and a limited amount of the general loan loss allowance. The total risk-based capital ratio of the Bank as of December 31, 2010 and December 31, 2009 was 11.37% and 10.51%, respectively, exceeding the minimums required.

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

Loans to Insiders. The Bank is subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer or a greater-than-10% stockholder of a bank as well as certain affiliated interests of any of the foregoing may not exceed, together with all other outstanding loans to such person and affiliated interests, the loans-to-one-borrower limit applicable to national banks (generally 15% of the institution’s unimpaired capital and surplus), and all loans to all such persons in the aggregate may not exceed the institution’s unimpaired capital and unimpaired surplus. Regulation O also prohibits the making of loans in an amount greater than $25,000 or 5% of capital and surplus but in any event not over $500,000, to directors, executive officers and greater-than-10% stockholders of a bank, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. Furthermore, Regulation O requires that loans to directors, executive officers and principal stockholders of a bank be made on terms substantially the same as those that are offered in comparable transactions to unrelated third parties unless the loans are made pursuant to a benefit or compensation program that is widely available to all employees of the bank and does not give preference to insiders over other employees. Regulation O also prohibits a depository institution from paying overdrafts over $1,000 of any of its executive officers or directors unless they are paid pursuant to written pre-authorized extension of credit or transfer of funds plans.

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

Safety and Soundness. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” all such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2010, the Bank was considered “well capitalized.”

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

USA Patriot Act. The USA Patriot Act became effective on October 26, 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA Patriot Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorist activities. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Although it does create a reporting obligation, the Bank does not expect the USA Patriot Act to materially affect its products, services or other business activities.

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

Mortgage Banking Regulation. The Bank’s Mortgage division is subject to the rules and regulations by the Department of Housing and Urban Development (“HUD”), the Federal Housing Administration (the “FHA”), the Department of Veteran Affairs and state regulatory authorities with respect to originating, processing, servicing and selling mortgage loans. Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features, and fix maximum interest rates and fees. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Home Ownership Equity Protection Act, and the regulations promulgated thereunder. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

Check Clearing for the 21st Century Act (Check 21). Check 21 gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. The major provisions of Check 21 include: allowing check truncation without making it mandatory; demanding that every financial institution communicate to account holders in writing a description of its substitute check processing program and their rights under the law; legalizing substitutions for and replacements of paper checks without agreement from consumers; retaining in place the previously-mandated electronic collection and return of checks between financial institutions only when individual agreements are in place; requiring that when account holders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred. This legislation has not significantly increased our capital spending.

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

In addition to other information set forth in this report, the following factors, among others, should be considered carefully in evaluating our business.

Risks Related to Our Business

The Company’s business may be adversely affected by conditions in the financial markets and economic conditions generally. From 2007 to 2010, financial markets experienced unprecedented pressure associated with the declining value of residential real estate, and deleveraging by investors in mortgage related securities. This has resulted in a sharp decline in the value of home mortgage loans and securities that derive their value from such loans. Many commercial banks have faced large write-downs of their loan and investment portfolios, resulting in large losses, repeated over a number of quarters, declining stock prices, significant capital issuances, bank failures, and loss of confidence in the safety of the banking system.

Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to put pressure on rating agencies to lower credit ratings, and to increase the cost and decrease the availability of credit and liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008, the U.S. government, the Federal Reserve, the Treasury and other regulators took numerous steps to increase liquidity and to restore investor confidence, including investing approximately $350 billion in the equity of other banking organizations, but asset values in several key categories, notably real estate, have continued to decline and access to liquidity continues to be limited.

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

Overall, during the past several years, households and businesses in the United States have been adversely affected by the deteriorating business environment. Although the business environment in Virginia generally has declined, the impact has been less severe in Region 2000 than in many other areas in Virginia and in the United States. It is possible that the business growth in Region 2000 may be limited for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

Our FDIC Deposit Insurance premiums have risen significantly in the recent past and may continue to increase in the future as a result of increased assessment rates imposed by the FDIC. As a member institution of the FDIC, we are required to pay semi-annual deposit insurance premium assessments to the FDIC. During the year ended December 31, 2010, we expensed approximately $902,000 in deposit insurance assessments. Due to the recent failure of several unaffiliated FDIC insurance depository institutions, and the FDIC’s Temporary Liquidity Guaranty Program, the deposit insurance premium assessments paid by all banks has increased. Continued increases in this expense would have a material adverse effect on our financial condition.

The markets for our services are highly competitive and we face substantial competition. The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings banks, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms soliciting business from residents of and businesses located in Lynchburg, Virginia and surrounding areas and elsewhere. Many of these competing institutions have greater resources than we have. Specifically, many of our competitors enjoy competitive advantages, including greater financial resources, a wider geographic presence or more accessible branch office locations, the ability to offer additional services, greater marketing resources, more favorable pricing alternatives, and lower origination and operating costs. We are also subject to lower lending limits than our larger competitors. Increased competitive pressures have been one effect of the Gramm-Leach-Bliley Act. This competition could result in a decrease in loans we originate and could negatively affect our results of operations.

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

We may continue to acquire and hold elevated amounts other real estate owned (“OREO”) properties, which could lead to increased operating expenses and vulnerability to additional declines in the market value of real estate in our areas of operations. From time-to-time, we foreclose on and take title to the real estate serving as collateral for our loans as part of our business. During 2010, we continued to acquire OREO and at December 31, 2010, the Bank had 15 OREO properties with an aggregate book value of $3,440,000. Large OREO balances may lead to increased expenses, as the Bank will incur costs to manage, maintain, improve in some cases, and dispose of the OREO properties. If our OREO balance continues to increase, management expects that our earnings will be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments, and other expenses associated with property ownership. Also, at the time that we foreclose on a loan and take possession of a property we estimate the value of that property using third party appraisals and opinions and internal judgments. OREO property is valued on our books at the estimated market value of the property, less the estimated costs to sell (or “fair value”). Upon foreclosure, a charge-off to the allowance for credit losses is recorded for any excess between the value of the asset on our books over its fair value. Thereafter, we periodically reassess our judgment of fair value based on updated appraisals or other factors, including, at times, at the request of our regulators. Any further declines in our estimate of fair value for OREO will result in additional charges, with a corresponding expense in our statements of income that is recorded under the line item for “OREO Write-downs.” As a result, our results of operations are vulnerable to additional declines in the market for residential and commercial real estate in the areas in which we operate. The expenses associated with OREO and any further property write downs could have a material adverse effect on our results of operations and financial condition. As of December 31, 2010, we have $8,366,000 in nonaccrual loans, which may lead to further increases in our OREO balance in the future.

Additional growth and regulatory requirements may require us to raise additional capital in the future, and capital may not be available when it is needed, which could adversely affect our financial condition, and results of operations. We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate our capital resources are sufficient to satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired.

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

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2010, approximately 80% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

The laws and regulations, including the Dodd-Frank Act, applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. As discussed under “Supervision and Regulation”, we are subject to extensive federal and state regulation. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably. The increased scope, complexity, and cost of corporate governance, reporting, and disclosure practices are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors. We expect to experience increasing compliance costs related to this supervision and regulation.

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

Current Locations and Property

As of December 31, 2010 the Bank conducted its banking business from ten locations, its mortgage origination services business primarily from two locations, and its investment and insurance services business primarily from one location.

Depending on such factors as cost, availability, and location, we may either lease or purchase our facilities. The existing facilities that we have purchased typically have been former branches of other financial institutions. We own 6 of our locations and lease 5 of our locations. The following table describes the location and general character of our facilities:

Address	Type of Facility	Year Opened	Owned/Leased
5204 Fort Avenue Lynchburg, Virginia	Full service branch with drive thru and ATM	2000	Owned

4698 South Amherst Highway Madison Heights, Virginia	Full service branch with drive thru and ATM	2002	Owned

17000 Forest Road Forest, Virginia	Full service branch with drive thru and ATM Headquarters for Mortgage Division	2005	Owned

164 South Main Street Amherst, Virginia	Full service branch with drive thru and ATM	2007	Owned

1405 Ole Dominion Blvd. Bedford, Virginia	Full service branch with drive thru and ATM	2008	Owned

1110 Main Street Altavista, Virginia	Full service branch with drive thru and ATM	2009	Owned

828 Main Street Lynchburg, Virginia	Corporate Headquarters; Full service branch with ATM	2004	Leased (1)

615 Church Street Lynchburg, Virginia	Full service branch with drive thru and ATM Headquarters for Investment and Insurance Divisions	1999	Leased (2)

4935 Boonsboro Road, Suites C and D Lynchburg, Virginia	Full service branch with drive thru and ATM	2006	Leased (3)

1152 Hendricks Store Rd. Moneta, Virginia	Mortgage banking office	2005	Leased (4)

501 VES Road Lynchburg, Virginia	Limited service branch	2010	Leased (5)

(1)	Base lease expires July 31, 2014. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.
(2)	Base lease expires July 31, 2019. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.
(3)	The current term expires on December 31, 2015. The Bank has one renewal option to extend the lease for an additional five year period that we may exercise at our discretion subject to the terms and conditions outlined in the lease.
(4)	Base lease expires September 30, 2013. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.
(5)	Base lease expires May 31, 2015.

We believe that each of these operating facilities is maintained in good operating condition and is suitable for our operational needs.

In addition, the Bank may evaluate the feasibility of entering into sale/leaseback agreements for certain branches.

Interest in Additional Properties

As discussed in “Management’s Discussion and Analysis—Expansion Plans” in addition to the facilities set forth above, the Bank owns the following properties which are being held for possible expansion:

•

real property located in the Timberlake Road area of Campbell County (Lynchburg), Virginia. The Timberlake property is not suitable for its intended use as a branch bank. Management anticipates that it will be necessary to raze the current structures and replace it with appropriate new construction.

•

real property located at 5 Village Highway (near the intersection of Routes 501 and 24) in Rustburg, Virginia. The structure on the property is being demolished and removed. The Bank does not anticipate opening a branch at this location prior to the first quarter of 2013.

In addition, the Bank is considering whether to open a retail branch in the Hendricks Store Road, Moneta, Virginia location.

Management of the Bank continues to look for and evaluate additional locations for future branch growth and will consider opening an additional branch in the next 12 months if a suitable location is available on acceptable terms. The opening of all additional branches is contingent upon the receipt of regulatory approval.

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

Market Prices and Dividends

The Common Stock of Financial is quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol “BOJF (“BOJF.OB” on some systems) and transactions generally involve a small number of shares. Prior to January 2, 2004, the common stock of the Bank was traded on the OTCBB under the symbol BOTJ. The following table sets forth the quarterly high and low bid prices for each quarter in fiscal 2010 and 2009 for Financial and was obtained from Bloomberg. In prior years, the bid prices were obtained from the OTC Bulletin Board (www.otcbb.com — “Trading Activity Reports”), but management did not believe the reports to be reliable this year.

	Market Prices and Dividends (1)
	Bid Price ($)
	High	Low	Dividends ($)
Fiscal 2010
Fourth Quarter	6.36	5.95	0.00
Third Quarter	8.00	5.95	0.00
Second Quarter	7.70	6.3	0.00
First Quarter	7.00	4.15	0.00

Fiscal 2009
Fourth Quarter	6.93	6.06	0.00
Third Quarter	9.52	6.49	0.00
Second Quarter	9.14	5.91	0.00
First Quarter	7.05	6.09	0.00

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 28, 2011 (the most recent date available), the Common Stock traded for $5.35 per share. As of March 28, 2011, there were approximately 3,323,743 shares of Common Stock outstanding, which shares are held by approximately 3,040 shareholders of record. Neither Financial nor the Bank prior to the formation of Financial has declared or paid a cash dividend on its Common Stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information concerning Financial’s equity compensation plans at December 31, 2010. All figures have been adjusted to reflect the 10% stock dividend declared on May 18, 2010 and paid on July 23, 2010 as well as all prior stock dividends declared by Financial. All outstanding stock options have been issued under plans approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)
Equity compensation plans approved by shareholders - 1999 Stock Option Plan of Bank of the James Financial Group, Inc.	284,906	$8.42	0

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	284,906	$8.42

Recent Sales of Unregistered Equity Securities

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist readers in understanding and evaluating our financial condition and results of operations. You should read this discussion in conjunction with our financial statements and accompanying notes included elsewhere in this report. Because Bank of the James Financial Group, Inc. (“Financial”) has no material operations and conducts no business other than the ownership of its operating subsidiary, Bank of the James (and its divisions and subsidiary), the discussion primarily concerns the business of the Bank. However, for ease of reading and because our financial statements are presented on a consolidated basis, references to “we,” “us,” or “our” refer to Financial, Bank of the James, and their divisions and subsidiaries as appropriate. The comparison of operating results for Financial between the years ended December 31, 2010 and 2009 should be read in the context of both the size and the relatively short operating history of the Bank.

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “expect,” “intend,” “anticipate,” “plan” and similar expressions and variations thereof identify certain of such forward-looking statements which speak only as of the dates on which they were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which we operate); competition for our customers from other providers of financial services; government legislation and regulation relating to our business and industry (which changes from time to time and over which we have no control) including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act; changes in the value of real estate securing loans made by the Bank; changes in interest rates; and material unforeseen changes in the liquidity, results of operations, or financial condition of our customers. Other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make.

Overview

Financial is a bank holding company headquartered in Lynchburg, Virginia. Our primary business is retail banking which we conduct through our wholly-owned subsidiary, Bank of the James (which we refer to as the “Bank”). We conduct three other business activities, mortgage banking through the Bank’s Mortgage division (which we refer to as “Mortgage”), investment services through the Bank’s Investment division (which we refer to as “Investment”), and insurance activities through BOTJ Insurance, Inc., a subsidiary of the Bank, (which we refer to as “Insurance”).

The Bank is a Virginia banking corporation headquartered in Lynchburg, Virginia. The Bank was incorporated under the laws of the Commonwealth of Virginia as a state chartered bank in 1998 and began banking operations in July 1999. We began providing securities brokerage services to the public in April 2006 through Financial’s BOTJ Investment Group, Inc. subsidiary. Following the restructuring described below, we provide the securities brokerage services through Investment. Investment conducts its business primarily from one office located in the City of Lynchburg. We began offering insurance and annuity products in September 2008. Insurance currently operates out of the same location as Investment.

Although we intend to increase other sources of revenue, our operating results depend primarily upon the Bank’s net interest income, which is determined by the difference between (i) interest and dividend income on earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. The Bank’s net income also is affected by its provision for loan losses, as well as the level of its noninterest income, including loan fees and service charges, and its noninterest expenses, including salaries and employee benefits, occupancy expense, data processing expenses, miscellaneous other expenses, franchise taxes, and income taxes.

As discussed in more detail below,

•	For the year ended December 31, 2010, Financial had net income of $1,820,000, an increase of $2,462,000 from a net loss of $642,000, from year ended December 31, 2009;

•	For the year ended December 31, 2010, the income per basic and diluted share was $0.55, as compared to a net loss of $0.20 per basic and diluted share for the year ended December 31, 2009;

•	Net interest income increased to $15,201,000 for the current year from $11,329,000 for the year ended December 31, 2009;

•	Noninterest income (exclusive of gains and losses on sales of securities) increased to $3,160,000 for the year ended December 31, 2010 from $2,952,000 for the year ended December 31, 2009;

•	Total assets as of December 31, 2010 were $418,928,000 compared to $437,681,000 at the end of 2009, a decrease of $18,753,000 or (4.28%);

•	Loans, net of unearned income and loan loss provision, increased from $318,452,000 as of December 31, 2009 to $320,715,000 as of the end of December 31, 2010, an increase of 0.71%; and

•	The net interest margin increased 89 basis points to 3.94% for 2010, compared to 3.05% for 2009.

Effect of Economic Trends

The twelve months ended December 31, 2010 continue to reflect the turbulent economic conditions and continued weakness in the financial markets which have negatively impacted the liquidity and credit quality of financial institutions in the United States. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions. Nationally, financial institutions have experienced significant declines in the value of collateral for real estate loans and heightened credit losses, which have resulted in record levels of nonperforming assets, charge-offs and foreclosures.

Although management cannot be certain, it expects weak economic conditions to persist in 2011. Financial institutions likely will continue to experience heightened credit losses and higher levels of nonperforming assets, charge-offs and foreclosures. In light of these conditions, financial institutions also face heightened levels of scrutiny from federal and state regulators. Financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

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

The downward trend in short term interest rates beginning in the last quarter of 2007 was due to the actions of the Federal Open Market Committee (“FOMC”) resulting from a weakening economy. The federal funds target rate set by the Federal Reserve has remained at 0.00% to 0.25% since December 2008, following a decline from 4.25% in December 2007 through a series of rate reductions. As liquidity increased as a result of open market operations and other government actions, longer-term interest rates decreased and the yield curve remains steep. Although it cannot be certain, management believes that short term interest rates will remain stable for at least the first two quarters of 2011. An increase in long-term interest rates likely would have an adverse impact on the Mortgage Division, primarily due to reduced refinancing opportunities.

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

Stock Dividends

On May 19, 2010, Financial declared a 10% stock dividend, which was paid on July 23, 2010 to shareholders of record on June 21, 2010. On May 19, 2009, Financial declared a 5% stock dividend, which was paid on July 21, 2009 to shareholders of record on June 16, 2009. Except as otherwise described in this report, all share amounts and dollar amounts per share in this report with regard to the common stock have been adjusted to reflect these and all prior stock dividends.

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

The allowance for loan losses is management’s estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450, Contingencies, which requires that losses be accrued when they are probable of occurring and are reasonably estimable and (ii) ASC 310, Impairment of a Loan, which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Guidelines for determining allowances for loan losses are also provided in the SEC Staff Accounting Bulletin No. 102 – “Selected Loan Loss Allowance Methodology and Documentation Issues” and the Federal Financial Institutions Examination Council’s interagency guidance, “Interagency Policy Statement on the Allowance for Loan and Lease Losses” (the “FFIEC Policy Statement”). See “Management Discussion and Analysis Results of Operations – Allowance for Loan Losses and Loan Loss Reserve” below for further discussion of the allowance for loan losses.

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

RESULTS OF OPERATIONS

December 31, 2010 compared to year ended December 31, 2009

Net Income

The net income for Financial for the year ended December 31, 2010 was $1,820,000 or $0.55 per basic and diluted share compared with net loss of $642,000 or ($0.20) per basic and diluted share for the year ended December 31, 2009. Note 11 of the Audited Financial Statements provides additional information with respect to the calculation of Financial’s earnings per share.

The increase of $2,462,000 in 2010 net income compared to 2009 was due in large part the following: i) a decrease in interest expense of $2,864,000; ii) additional interest earned as a result of a slight increase in the size of the loan portfolio, our primary method of investment; and iii) a slight increase in noninterest income (exclusive of gains and losses on sales of securities). In addition, our earnings were negatively impacted by i) an increase in personnel expenses, ii) occupancy expenses, and iii) an increase in outside expenses. The net loss in 2009 was caused in large part due to a high level of noncash charges taken to increase the allowance for loan loss reserve resulting from management’s increased effort to identify potential impairment within the loan portfolio and to provide for the impairment accordingly within the reserve. As discussed in more detail below, we charged off $1,899,000 in nonperforming loans during the year ended December 31, 2010 as compared with $2,797,000 in 2009. The amount of the provision to the loan loss reserve was $2,783,000 in the year ended December 31, 2010 as compared to $4,151,000 in 2009.

These operating results represent a return on average shareholders’ equity of 7.27% for the year ended December 31, 2010 compared to (2.60%) for the year ended December 31, 2009. The return on average assets for the year ended December 31, 2010 was 0.44% compared to (0.16%) in 2009.

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

Interest income increased to $21,589,000 for the year ended December 31, 2010 from $20,581,000 for the year ended December 31, 2009. This increase was due to an increase in the average balance of interest earning assets, including loans and investment securities.

Interest expense decreased to $6,388,000 for the year ended December 31, 2010 from $9,252,000 primarily as a result of the decrease of rates paid on deposit accounts, as discussed more fully below.

Net interest income for 2010 increased $3,872,000 to $15,201,000 or 34.18% from net interest income of $11,329,000 in 2009. The growth in net interest income was due in large part to a decrease in our interest expense of $2,864,000 from $9,252,000 for the year ended December 31, 2009 to $6,388,000 for the year ended December 31, 2010. This decrease in interest expense was primarily due to reductions in the interest rate paid on time deposits and savings accounts, specifically the 2010 Savings account. In 2008 and 2009, we increased the interest rates paid on deposits, including time deposits, in response to competition for deposits in our market area. In February 2008, the Bank began offering a savings product called “2010 Savings Account.” Prior to February 28, 2010, the 2010 Savings account paid a guaranteed minimum 3.00% APY. Effective March 1, 2010, the Bank reduced the yield on the 2010 Savings account to 1.25% APY and effective November 2010 further reduced the yield to 1.00.% APY. In addition, the average interest rate paid on time deposits decreased by 80 basis points during 2010 as compared to 2009.

The net interest margin increased to 3.94% in 2010 from 3.05% in 2010. The average rate on earning assets increased 6 basis points from 5.54% in 2009 to 5.60% in 2010 and the average rate on interest-bearing liabilities decreased from 2.77% in 2009 to 1.85% in 2010. Although management cannot predict with certainty future interest rate decisions by the FOMC, management believes that the rates being offered on both loans and deposits can be adjusted to maintain an acceptable spread between the average rate the Bank receives on assets and the average rate that the Bank pays on liabilities.

The following table shows the average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and related revenue, expense and corresponding weighted average yields and rates. The average balances used in this table and other statistical data were calculated using average daily balances.

Net Interest Margin Analysis

Average Balance Sheets

For the Twelve Months Ended December 31, 2010 and 2009

(dollars in thousands)

	2010			2009
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS

Loans, including fees	$326,442	$19,710	6.04%	$303,693	$18,434	6.07%
Federal funds sold	9,707	24	0.25%	15,446	32	0.21%
Securities	47,091	1,808	3.84%	50,047	2,073	4.14%
Federal agency equities	2,174	47	2.16%	2,124	42	1.98%
CBB equity	116	—	0.00%	116	—	0.00%

Total earning assets	385,530	21,589	5.60%	371,426	20,581	5.54%

Allowance for loan losses	(4,683)			(3,580)
Non-earning assets	35,482			31,998

Total assets	$416,329			$399,844

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	$54,517	$554	1.01%	$45,473	$513	1.13%
Savings	179,998	2,751	1.53%	152,331	4,333	2.84%
Time deposits	84,319	2,221	2.63%	96,928	3,320	3.43%

Total interest bearing deposits	318,834	5,526	1.73%	294,732	8,166	2.77%

Other borrowed funds
Fed funds purchased	236	2	0.85%	—	—	—
Repurchase agreements	8,756	116	1.32%	12,604	195	1.54%
Other borrowings	10,959	324	2.96%	20,285	578	2.85%
Capital Notes	7,000	420	6.00%	6,918	313	4.52%
Total interest-bearing liabilities	345,785	6,388	1.85%	334,539	9,252	2.77%

Noninterest bearing deposits	45,293			40,319
Other liabilities	214			324

Total liabilities	391,292			375,182

Stockholders’ equity	25,037			24,662

Total liabilities and Stockholders equity	$416,329			$399,844

Net interest earnings		$15,201			$11,329

Net interest margin			3.94%			3.05%

Interest spread			3.75%			2.77%

Interest income and expenses are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest bearing liabilities, and by the interaction of rate and volume factors. The following table shows the direct causes of the year-to-year changes in components of net interest income on a taxable equivalent basis.

	Volume and Rate (dollars in thousands) Years Ending December 31,
	2010			2009
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense
Loans	$1,366	$(90)	$1,276	$3,100	$(1,322)	$1,778
Federal funds sold	(16)	8	(8)	14	(1)	13
Securities	(119)	(146)	(265)	456	(229)	227
Restricted stock	1	4	5	21	(51)	(31)

Total earning assets	1,232	(224)	1,008	3,591	(1,603)	1,987

Liabilities:
Demand interest bearing	86	(45)	41	127	(243)	(117)
Savings	1,027	(2,609)	(1,582)	3,068	115	3,183
Time deposits	(393)	(706)	(1,099)	(1,001)	(982)	(1,983)
Fed funds purchased	2	—	2	(51)	(48)	(99)
Capital notes	107	—	107	313	—	313
FHLB borrowings	(277)	23	(254)	97	4	101
Repurchase agreements	(54)	(25)	(79)	(33)	(132)	(164)

Total interest-bearing liabilities	$498	$(3,362)	$(2,864)	$2,521	$(1,287)	$1,234

Change in net interest income	$734	$3,138	$3,872	$1,070	$(316)	$753

Noninterest Income of Financial

Noninterest income has been and will continue to be an important factor for increasing our profitability. We recognize this and our management continues to review and consider areas where noninterest income can be increased. Noninterest income (excluding securities gains and losses) consists primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, distributions from a title insurance agency in which we have an ownership interest, and fees generated by the investment services of Investment.

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

During 2010, despite the fact the overall mortgage loan market was suppressed as a result of declining real estate values and a difficult credit market, mortgage loan origination remained relatively steady and the Mortgage Division improved its market share. The Mortgage Division originated 374 mortgage loans, totaling $75,582,000 in 2010 as compared with 463 mortgage loans, totaling $79,776,000 during the year ended December 31, 2009. In 2010, the Mortgage Division faced a declining real estate market and loans for new home purchase comprised 31% of the total volume. Refinancing increased significantly in response to continued historical low interest rates. For the year ended December 31, 2010, the Mortgage Division accounted for 6.03% of Financial’s total revenue as compared with 5.80% of Financial’s total revenue for the year ended December 31, 2009. Mortgage contributed $263,000 and $195,000 to Financial’s pre-tax net income in 2010 and 2009, respectively. Management anticipates that residential mortgage rates may increase slightly during 2011 but nevertheless will remain low by historical standards for the remainder of 2011.

Management expects that low rates coupled with the Mortgage Division’s reputation in Region 2000 will allow us to continue to grow revenue at the Mortgage Division. In addition, loan origination in 2010 was hurt by the expiration in April, 2010 of a temporary tax credit available to qualified first-time home buyers. In addition, the Mortgage Division provides opportunities to establish many new banking relationships by providing more bank services and products to new customers.

Our Investment division provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. The Investment division’s financial impact on our consolidated revenue has been immaterial. Although management cannot predict the financial impact of Investment with certainty, management anticipates it will continue to be an immaterial component of revenue in 2011. Prior to February, 2010, we provided investment services through a networking arrangement between Financial’s wholly-owned subsidiary BOTJ Investment Group, Inc. (“BOTJIG”) and CB Securities, LLC., a registered broker-dealer. In January, 2010, BOTJIG and Financial determined that it would terminate its relationship with CB Securities’ successor-in-interest, Waterford Securities. In anticipation of terminating this relationship and entering into a networking agreement with Infinex Financial Group, LLC, BOTJIG sold its operations to the Bank, which entered into the agreement with Infinex.

In the third quarter of 2008, we began providing insurance and annuity products to Bank customers and others, through the Bank’s Insurance subsidiary. The Bank has one full-time and one part-time employee that are dedicated to selling insurance products through Insurance. Insurance generates minimal revenue and its financial impact on our consolidated revenue has been immaterial. Management anticipates that Insurance’s impact on noninterest income will remain immaterial in 2011.

Noninterest income, exclusive of gains and losses on sale of securities, increased to $3,160,000 in 2010 from $2,952,000 in 2009. Inclusive of gains and losses on sale of securities, noninterest income increased to $3,511,000 in 2010 from $2,958,000 in 2009. The following table summarizes our noninterest income for the periods indicated.

	Noninterest Income (dollars in thousands) December 31,
	2010	2009
Mortgage fee income	$1,515	$1,357
Service charges, fees and commissions	1,344	1,421
Increase in cash value of life insurance	234	125
Other	67	49
Gain on sale of available-for-sale securities	358	6

Total noninterest income	$3,518	$2,958

The increase in noninterest income for 2010 as compared to 2009 was due to i) an increase in fees produced by Mortgage; ii) an increase in the cash value of the bank owned life insurance policies discussed in “Cash surrender value of bank owned life insurance” below; iii) and an increase debit card program fees. Management recognizes that current legislation may reduce debit card program fees in 2011 and beyond.

Noninterest Expense of Financial

Noninterest expenses increased from $11,473,000 for the year ended December 31, 2009 to $13,503,000 for the year ended December 31, 2010. The following table summarizes our noninterest expense for the periods indicated.

	Noninterest Expense (dollars in thousands) December 31,
	2010	2009
Salaries and employee benefits	$6,686	$5,461
Occupancy	1,022	886
Equipment	1,100	1,047
Supplies	373	374
Professional, data processing and other outside expenses	1,690	1,424
Marketing	274	290
Credit expense	323	351
Loss on sale and/or writedown of other real estate owned	185	38
Amortization of tax credit investment	196	196
FDIC insurance expense	902	805
Other	751	601

Total noninterest expense	$13,502	$11,473

The increase in noninterest expense was due in large part to an increase in personnel expenses related to growth of our newer branches and regulatory compliance. Our total personnel expense, net of fees collected from borrowers to cover direct salary costs incurred in originating certain loans (in accordance with current accounting rules), increased to $6,686,000 for the year ended December 31, 2010, from $5,461,000 for the twelve months ended December 31, 2009. Compensation for some employees of the Mortgage Division and Investment is commission-based and therefore subject to fluctuation. Because of increased volume of business at Mortgage, commission compensation and the corresponding employee benefits increased in 2010. The Bank’s occupancy expense also increased in large part due to an increase in rent at two of our locations. Our data processing expense also increased because of an increase in the number of customers and accounts increased.

The efficiency ratio, that is the cost of producing each dollar of revenue, is determined by dividing noninterest expense by the sum of net interest income plus noninterest income. Because of an increase in net interest income, Financial’s efficiency ratio improved from 80.30% in 2009 to 72.13% in 2010. Management intends that additional interest earning assets will help further lower the efficiency ratio.

Income Tax Expense

For the year ended December 31, 2010, Financial had a federal income tax expense of $614,000, for an effective tax rate of 25.23%, as compared to a Federal income tax benefit of $695,000 in 2009. The effective tax rate differed from the federal statutory rate principally as a result of tax exempt income from obligations of states and political subdivisions and earnings on bank owned life insurance as well as the impact of tax credits. Note 10 of the Audited Financial Statements provides additional information with respect to our 2010 federal income tax expense and the deferred tax accounts.

Analysis of Financial Condition

As of December 31, 2010 and December 31, 2009

General

Our total assets were $418,928,000 at December 31, 2010, a decrease of $18,753,000 or 4.28% from $437,681,000 at December 31, 2009, primarily due to a decrease in securities available-for-sale and a decrease in cash and cash equivalents. The Bank used these funds to pay down the Federal Home Loan Bank of Atlanta advances from $20,000,000 to $10,000,000 and to fund the withdrawal of deposits. The decrease in the balance of securities available-for-sale and cash and cash equivalents was offset in part by a slight increase in loans. Specifically, deposits decreased from $375,772,000 on December 31, 2009 to $368,390,000 on December 31, 2010. Loans, net of unearned income and allowance, increased to $320,715,000 on December 31, 2010 from $318,452,000 on December 31, 2009.

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

Loans, net of unearned income and allowance, increased to $320,715,000 on December 31, 2010 from $318,452,000 on December 31, 2009. Total loans increased to $326,182,000 on December 31, 2010 from $322,740,000 on December 31, 2009. These increases can be attributed in part to an interest rate environment that made borrowing attractive to the Bank’s customers, the Bank’s increased presence in the market, and the Bank’s reputation for service. The minimal increase in both loans, net of unearned income and allowance and total loans was due in large part to a smaller number of qualified borrowers. Management expects that the number of qualified borrowers will remain limited until the economy further improves.

As of December 31, 2010, the Bank had $8,366,000, or 2.56% of its total loans, in non-accrual loans compared with $5,687,000, or 1.76%, at December 31, 2009. This increase is due primarily to continued difficulties in the commercial real estate market which has resulted in the inability of certain borrowers to make payments in accordance with the terms of the loan. The Bank attempts to work with borrowers on a case-by-case basis to in an attempt to protect the Bank’s interest. However, despite our commitment, resolution across the portfolio is dependent on improvements in employment, housing, and overall economic conditions at the local, regional and national levels. See “Asset Quality” below.

The following table summarizes the composition of the Bank’s loan portfolio for the periods indicated by dollar amount:

	Loan Portfolio (dollars in thousands) December 31,
	2010	2009	2008	2007	2006

Commercial	$62,786	$60,045	$51,675	$42,078	$35,267
Commercial real estate	143,428	141,530	121,800	99,181	83,127
Consumer	68,289	67,744	58,300	47,473	39,789
Residential	51,679	53,421	45,974	37,436	31,377

Total loans	326,182	322,740	277,749	226,168	189,560

Less allowance for loan losses	5,467	4,288	2,859	2,146	2,091

Net loans	$320,715	$318,452	$274,890	$224,022	$187,469

The following table sets forth the maturities of the loan portfolio at December 31, 2010.

	Remaining Maturities of Selected Loans (dollars in thousands) At December 31, 2010
	Less than One Year	One to Five Years	Greater than Five Years	Total

Commercial	$14,791	$8,506	$39,489	$62,786
Commercial real estate	33,789	19,432	90,208	143,429
Consumer	16,087	9,252	42,950	68,289
Residential	12,174	7,001	32,503	51,678

Total	$76,841	$44,191	$205,150	$326,182

For maturities over one year:
Fixed Rates	$112,228	45.01%
Variable Rates	137,113	54.99%

Total	$249,341

Deposits

We experienced a decrease in deposits from $375,772,000 at December 31, 2009 to $368,390,000 at December 31, 2010, for a decrease of 1.96%. Noninterest-bearing deposits increased $2,160,000 or 5.13% from $42,112,000 at December 31, 2009 to $44,272,000 at December 31, 2010. Interest-bearing deposits decreased $9,542,000 from $333,660,000 at December 31, 2009 to $324,118,000 at December 31, 2010. This 2.86% decrease in interest bearing deposits was anticipated by management and largely resulted from the Bank’s decision to stop paying above-market interest rates on its 2010 Savings Account. Additionally, the Bank’s effort to decrease non-FDIC insured sweep accounts (repurchase agreements) resulted in a decreased balance in these accounts to $7,330,000 on December 31, 2010 from $10,710,000 on December 31, 2009.

The following table sets forth the average deposit balance and the rates paid on deposits for the years indicated:

	Average Deposits and Rates Paid (dollars in thousands) Year Ended December 31,
	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest- bearing deposits	$45,293		$40,319		$35,235

Interest -bearing deposits
Interest checking	$21,324	0.75%	$17,877	0.72%	$12,709	1.06%
Money market	33,193	1.20%	27,321	1.40%	26,368	1.88%
Savings	179,998	1.52%	152,606	2.84%	44,065	2.60%
Time deposits
Less than $100,000	51,930	2.61%	64,424	3.37%	82,188	4.28%
Greater than $100,000	32,389	2.67%	32,504	3.54%	40,496	4.41%

Total interest-bearing deposits	$318,834	1.73%	$294,732	2.77%	$205,826	3.44%

Total deposits	$364,127		$335,051		$241,061

The following table includes a summary of average deposits and average rates paid and maturities of CDs greater than $100,000.

	Maturities of CD’s Greater than $ 100,000 (dollars in thousands)
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total
At December 31, 2010	$3,075	$3,213	$6,317	$17,966	$30,571

Cash and Cash Equivalents

Cash and cash equivalents decreased from $31,305,000 on December 31, 2009 to $18,759,000 on December 31, 2010. This decrease was due primarily to a decrease in Federal funds sold to accommodate these withdrawals as well as to pay down the Federal Home Loan Bank of Atlanta borrowings. Federal funds sold decreased from $21,231,000 on December 31, 2009 to $7,094,000 on December 31, 2010. In addition, routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, contribute to variations in cash and cash equivalents.

Investment Securities

The investment securities portfolio of the Bank is used as a source of income and liquidity.

The following table summarizes the fair value of the Bank’s securities portfolio for the periods indicated:

	Securities Portfolio (dollars in thousands) December 31,
	2010	2009	2008
Held-to-maturity
U.S. agency obligations	$14,601	$15,277	$6,039

Available-for-sale
U.S. agency obligations	14,341	38,442	7,237
Mortgage - backed securities	17,762	213	5,030
Municipals	5,465	3,622	694
Corporates	1,018	2,962	3,175

Total available-for-sale	$38,586	$45,239	$16,136

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

Securities held-to-maturity decreased from $15,550,000 as of December 31, 2009 to $14,297,000 as of December 31, 2010. The decision to invest in securities held-to-maturity is based on the same factors as the decision to invest in securities available-for-sale except that management invests surplus funds in securities held-to-maturity only after concluding that such funds will not be necessary for liquidity purposes during the term of such security. However, the held-to-maturity securities may be pledged for such purposes as short term borrowings and as collateral for public deposits.

The portfolio of securities available-for-sale decreased to $38,586,000 as of December 31, 2010 from $45,239,000 as of December 31, 2009. During 2010, the Bank sold available-for-sale securities to obtain liquidity in anticipation of funding a runoff in deposits resulting from a decrease in the rate paid on the 2010 Savings Accounts.

The following table shows the maturities of held-to-maturity and available-for-sale securities at amortized cost and market value at December 31, 2010 and December 31, 2009 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are not shown on a tax equivalent basis. Financial attempts to maintain diversity in its portfolio and maintain credit quality and repricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on Financial’s securities, see Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution / Yield Analysis
	(dollars in thousands)
	At December 31, 2010
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Held-to-maturity
U.S. agency
Amortized cost	$—	$—	$2,083	$12,214	$14,297
Market value	$—	$—	$2,191	$12,410	$14,601
Weighted average yield			4.00%	3.41%

Avaialble-for-sale securities
U.S. agency
Amortized cost	$—	$1,993	$3,000	$9,765	$14,758
Market value	$—	$1,929	$2,910	$9,502	$14,341
Weighted average yield		1.58%	2.20%	3.61%
Mortgage Backed Securities
Amortized cost	$—	$—	$1,010	$17,047	$18,057
Market value	$—	$—	$1,011	$16,751	$17,762
Weighted average yield			2.76%	3.17%
Municipals
Amortized cost	$—	$—	$919	$4,868	$5,787
Market value	$—	$—	$921	$4,545	$5,466
Weighted average yield			4.81%	5.45%
Corporate
Amortized cost	$—	$—	$—	$1,033	$1,033
Market value	$—	$—	$—	$1,017	$1,017
Weighted average yield				7.38%

Total portfolio
Amortized cost	$—	$1,993	$7,012	$44,927	$53,932
Market value	$—	$1,929	$7,033	$44,225	$53,187
Weighted average yield		1.58%	3.16%	3.68%

	Securities Portfolio Maturity Distribution / Yield Analysis
	(dollars in thousands)
	At December 31, 2009
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Held-to-maturity
U.S. agency
Amortized cost	$—	$—	$2,092	$13,458	$15,550
Market value	$—	$—	$2,091	$13,186	$15,277
Weighted average yield			4.00%	3.60%

Available-for-sale securities
U.S. agency
Amortized cost	$—	$1,008	$12,418	$25,532	$38,958
Market value	$—	$1,000	$12,231	$25,211	$38,442
Weighted average yield		2.16%	3.07%	3.80%
Mortgage Backed Securities
Amortized cost	$—	$207	$—	$13	$220
Market value	$—	$200	$—	$13	$213
Weighted average yield		3.73%		5.83%
Municipals
Amortized cost	$—	$—	$479	$3,343	$3,822
Market value	$—	$—	$490	$3,132	$3,622
Weighted average yield			5.60%	5.71%
Corporate
Amortized cost	$—	$—	$1,965	$1,034	$2,999
Market value	$—	$—	$1,964	$998	$2,962
Weighted average yield			5.62%	7.38%

Total portfolio
Amortized cost	$—	$1,215	$16,955	$43,380	$61,549
Market value	$—	$1,200	$16,776	$42,540	$60,516
Weighted average yield		2.43%	3.55%	3.96%

Cash surrender value of bank owned life insurance

On July 1, 2009, the Company funded bank owned life insurance (BOLI) for a chosen group of its officers, where the Company is the owner and sole beneficiary of the policies. As of December 31, 2010, the BOLI had a cash surrender value of $5,360,000, an increase of $235,000 from the cash surrender value of $5,125,000 as of December 31, 2009. Increases in the cash surrender value are recorded as components of noninterest income. The BOLI is profitable from the appreciation of the cash surrender values of the pool of insurance and its tax-free advantage to the Company. This profitability is used to offset a portion of current and future employee benefit costs. The BOLI can be liquidated if necessary with associated tax costs. However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position. Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities.

The liquidity of Financial depends primarily on Financial’s current assets, available credit, and the dividends paid to it by the Bank. Payment of cash dividends by the Bank is limited by regulations of the Federal Reserve Board and is tied to the regulatory capital requirements. Although Financial’s liquidity is limited, management believes that Financial has sufficient liquidity to meet its current obligations.

The objective of liquidity management for the Bank is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Liquidity management involves monitoring the Bank’s sources and uses of funds in order to meet the day-to-day cash flow requirements while maximizing profits. Stable core deposits and a strong capital position are the components of a solid foundation for the Bank’s liquidity position. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of securities held-to-maturity is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

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

At December 31, 2010, liquid assets, which include cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, and securities available-for-sale totaled $57,345,000 on December 31, 2010 as compared to $76,544,000 at December 31, 2009. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $19,000,000 of these securities are pledged against outstanding debt or lines of credit. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

The following table sets forth non-deposit sources of funding:

Funding Sources

(dollars in thousands)

	December 31, 2010
Source	Capacity	Outstanding	Available
Fed funds purchased lines (unsecured)	$14,000	$—	$14,000
Repurchase agreements	13,000	7,330	5,670
Borrowings from FHLB Atlanta	83,140	10,000	73,140
Revolving parent company line of credit	1,500	—	1,500

Total	$111,640	$17,330	$94,310

At the end of 2010, approximately 23.56%, or $76,841,000 of the loan portfolio would mature or reprice within a one-year period. At December 31, 2010 non-deposit sources of available funds totaled $94,310, which included $73,140 available from the FHLBA.

Capital Resources

Capital adequacy is an important measure of financial stability and performance. Management’s objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profiles of financial institutions. The guidelines define capital as Tier 1 (primarily common stockholders’ equity, defined to include certain debt obligations) and Tier 2 (remaining capital generally consisting of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general valuation allowance for loan losses). The Bank’s regulatory capital levels exceed those established for well-capitalized institutions. The following table (along with Note 15 of the Audited Financial Statements) shows the minimum capital requirements and the Bank’s capital position as of December 31, 2010 and 2009.

Analysis of Capital for Bank of the James (Bank only)

(dollars in thousands)

	December 31,
	2010	2009
Tier 1 Capital:
Common Stock	$3,742	$3,742
Additional paid in capital	19,325	19,323
Retained earnings	9,049	6,825

Total Tier 1 Capital	$32,116	$29,890

Tier 2 Capital:
Allowable portion of allowance for loan losses	3,989	4,036

Total Tier 2 Capital	$3,989	$4,036

Total risk-based capital	$36,105	$33,926

Risk weighted assets	$317,606	$322,662

Average total assets	$423,349	$434,110

			Regulatory Minimums
	December 31,		Capital Adequacy	Well Capitalized
	2010	2009
Capital Ratios
Tier 1 capital to average total assets	7.59%	6.89%	4.00%	5.00%
Tier 1 risk-based capital ratio	10.11%	9.26%	4.00%	6.00%
Total risk-based capital ratio	11.37%	10.51%	8.00%	10.00%

The Bank, as predecessor to Financial, was initially capitalized through a public offering of its common stock, $4.00 (split adjusted to $2.14) par value per share (“Common Stock”), at $10.00 per share, which concluded in February, 1999 and resulted in a capitalization of the Bank of $9,356,300. On December 22, 2006, Financial completed a follow-on offering pursuant to which it raised $5,147,000 (net of costs and expenses of $106,000). In 2009, Financial completed a private placement of unregistered debt securities pursuant to which it issued notes to accredited investors in an amount of $7,000,000. The debt issued pursuant to this offering bears interest at the rate of 6% per year with interest payable quarterly in arrears. The first interest payment was due and paid on July 1, 2009. No principal payments are due until the debt matures on April 1, 2012 (the “Maturity Date”). On the Maturity Date the principal and all accrued but unpaid interest on the debt will be due and payable. Financial used $6,000,000 of the proceeds to provide additional capital to the Bank. Financial retained $1,000,000 which it has used to service interest payments on the debt. As a result of these offerings and funds generated from operations, Financial currently has sufficient liquidity and capital with which to operate.

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

In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Basel III will be initially phased in on January 1, 2013 and fully phased in on January 1, 2019. The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012.

In addition to Basel III, Dodd-Frank requires or permits the U.S. banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Company may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity.

Stockholder’s Equity

Stockholders’ equity increased by $1,770,000 from $23,725,000 on December 31, 2009 to $25,495,000 on December 31, 2010 because of the net income of $1,820,000, less adjustment for other comprehensive income, in the year ended December 31, 2010.

ASSET QUALITY

We perform monthly reviews of all delinquent loans and loan officers are charged with working with customers to resolve potential payment issues. We generally classify a loan as nonaccrual when it is deemed uncollectible or when the borrower is 90 days or more past due. We generally restore a loan if i) a borrower is no longer 90 days past due on the loan and the borrower has demonstrated the capacity to repay the loan for six consecutive months or ii) the loan committee of the Board of Directors determines that a borrower has the capacity to repay the loan.

During 2010, the quality of certain classes of our assets declined. Specifically, as a result of the economic downturn, commercial development loans and residential speculative housing construction loans were impacted by a decline in the value of the collateral supporting those loans. Although asset quality declined in 2010, management believes that it has been proactive in quantifying and mitigating the risk. Non-accrual loans increased to $8,366,000 on December 31, 2010 from $5,687,000 on December 31, 2009. Management has provided for the anticipated losses on these loans in the loan loss reserve.

We also classify other real estate owned (OREO) as a nonperforming asset. OREO, which is accounted for in the “other assets” section of the Statement of Financial Condition, represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. OREO increased to $3,440,000 on December 31, 2010 from $666,000 on December 31, 2009. The following table represents the changes in OREO balance in 2010 and 2009.

OREO Changes

(Dollars in Thousands)

	Year Ended December 31,
	2010	2009
Balance at the beginning of the year (gross)	$666	$82
Transfers from Loans	2,509	704
Transfer from premises and equipment	1,031	—
Capitalized Costs	31	40
Charge-Offs	(132)	—
Sales Proceeds	(612)	132
Gain (loss) on disposition	(53)	28

Balance at the end of the year (gross)	$3,440	$666

Less valuation allowance	—	—
Balance at the end of the year (net)	$3,440	$666

We also classify troubled debt restructurings (TDR’s) as a nonperforming assets. As discussed above, we measure impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. TDRs occur when we agree to significantly modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. These concessions typically are made for loss mitigation purposes and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Troubled debt restructurings increased to $4,987,000 on December 31, 2010 from $741,000 on December 31, 2009.

The following table sets forth the outstanding of the Bank’s TDR’s as of December 31, 2010 and 2009.

Troubled Debt Restructurings

(Dollars in Thousands)

	December 31,
	2010	2009
Number of TDR contracts	6	4
Accruing TDRs	$4,987	$916

The Bank had no nonaccrual TDRs at December 31, 2010 or December 31, 2009.

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

In performing its loan loss analysis, the Bank assigns a risk rating to each commercial loan in the Bank’s portfolio.

The Bank’s allowance for loan losses increased 27.50% from $4,288,000 on December 31, 2009 to $5,467,000 on December 31, 2010. This increase is primarily due to the current economic conditions and partially caused by the minimal growth in the loan portfolio. The increase resulted from application of the Bank’s loan rating system and individual impairment calculations, as discussed above, as applied to the larger total loan portfolio. As of December 31, 2010 the allowance for loan losses was equal to 1.68% of the total loan portfolio as compared with 1.33% at December 31, 2009.

The following tables set forth information regarding impaired and non-accrual loans as of December 31, 2010 and 2009:

	Impaired & Non-Accrual Loans (dollars in thousands) At December 31,
	2010	2009

Impaired loans without a valuation allowance	$24,954	$28,689
Impaired loans with a valuation allowance	13,618	14,938

Total impaired loans	$38,572	$43,627

Valuation allowance related to impaired loans	$2,430	$2,081
Total non-accrual loans (included in impaired loans)	$8,366	$5,687
Total loans past due ninety days or more and still accruing	$—	$—

	Average Investment in Impaired Loans (dollars in thousands) Years Ended December 31,
	2010	2009

Average investment in impaired loans	$39,086	$30,642

Interest income recognized on impaired loans	$1,649	$2,039

No nonaccrual loans were excluded from impaired loan disclosure under current accounting rules at December 31, 2010 and 2009. If interest on these loans had been accrued, such income would have approximated $1,059,000 and $693,000 for 2010 and 2009, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the nonperforming loan totals listed above.

The following table shows sets forth the detail of loan charged-off, recovered, and the changes in the allowance for loan losses as of the dates indicated:

	Allowance for Loan Losses (dollars in thousands) At December 31,
	2010	2009	2008	2007	2006
Balance, beginning of period	$4,288	$2,859	$2,146	$2,091	$1,777
Loans charged-off:
Commercial, financial and agricultural	845	733	379	165	143
Real estate-construction	300	917	31	25	101
Real estate-mortgage	369	918	82	125	76
Installment and other	385	229	197	127	83

Total loans charged off	$1,899	$2,797	$689	$442	$403

Recoveries:
Commercial, financial and agricultural	$132	$35	$17	$22	$63
Real estate-construction	—	—	—	—	—
Real estate-mortgage	119	—	—	—	3
Installment and other	44	40	30	24	21

Total recoveries	$295	$75	$47	$46	$87

Net charge-offs	$1,604	$2,722	$642	$396	$316
Provision for loan losses	2,783	4,151	1,355	451	630

Balance, end of period	$5,467	$4,288	$2,859	$2,146	$2,091

The following table shows the balance and percentage of the Bank’s allowance for loan losses allocated to each major category of loans:

Percent of Loans to Total Loans

	Allocation of Allowance for Loan Losses
	(dollars in thousands)
	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial, financial, and agricultural	$517	19.25%	$777	18.60%	$536	19.03%	$523	19.40%	$565	19.03%
Real estate - construction	1,005	6.88%	697	9.96%	154	15.66%	105	16.05%	390	16.93%
Real estate - mortgage	3,037	55.09%	2,195	52.43%	1,864	49.27%	1,226	50.53%	712	51.78%
Installment and other	908	18.78%	619	19.00%	305	16.04%	292	14.02%	424	12.26%

	$5,467	100.00%	$4,288	100.00%	$2,859	100.00%	$2,146	100.00%	$2,091	100.00%

The following table provides information on the Bank’s nonperforming assets as of the dates indicated:

	Nonperforming Assets (dollars in thousands) At December 31,
	2010	2009	2008	2007	2006
Nonaccrual loans	$8,366	$5,687	$3,859	$1,246	$646
Foreclosed property (OREO)	3,440	666	81	—	535
Loans past due 90 days accruing interest	—	—	—	—	—

Total nonperforming assets	$11,806	$6,353	$3,940	$1,246	$1,181

Restructured loans (TDR)	$4,987	$916	$—	$—	$—

Allowance for loan losses to period end loans	1.68%	1.33%	1.03%	0.95%	1.10%
Nonperforming assets to period end loans	5.15%	2.25%	1.39%	0.55%	0.34%
Net charge-offs (recoveries) to average loans	0.49%	0.90%	0.26%	0.19%	0.19%

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

Short Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. The short-term borrowings totaled $7,330,000 and $10,710,000 as of December 31, 2010 and 2009, respectively. Short-term borrowings may also include Federal funds purchased, which are unsecured overnight borrowings from other financial institutions. The highest average daily balance for any month for repurchase agreements was approximately $9,980,000 and $13,747,000 in the years ended December 31, 2010 and December 31, 2009, respectively.

Unsecured federal funds lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $11,000,000 and Suntrust Bank, $3,000,000. In addition, the Bank maintains a $3,000,000 reverse repurchase agreement with Suntrust whereby securities may be pledged as collateral in exchange for funds for a minimum of 30 days with a maximum of 90 days. The Bank also maintains a secured federal funds line with Community Bankers’ Bank whereby it may pledge securities as collateral with no specified minimum or maximum amount or term. Financial maintains a secured line of credit with Community Bankers’ Bank in the amount of $1,500,000. No amounts were outstanding on the facilities at either December 31, 2010 or December 31, 2009. The highest average daily balance for any month for federal funds lines was approximately $2,053,000 and $0 in the years ended December 31, 2010 and December 31, 2009, respectively.

The Bank is also a member of the Federal Home Loan Bank of Atlanta (“FHLBA”). The Bank’s available credit through the FHLBA is $73,140,000 as of September 30, 2010, the most recent calculation.

As of December 31, 2010, the Bank had borrowed $10,000,000 under the following terms

	Amount (dollars in thousands)	Type	Rate	Ultimate Maturity Date
	$3,000	Fixed rate credit	3.410%	4/15/2013
	2,000	Fixed rate credit	3.785%	4/15/2015
	5,000	Convertible 4/15/2010	2.360%	4/15/2013

Total	$10,000	Weighted average rate	2.960%

As of December 31, 2009 the Bank had borrowed $20,000,000 under the following terms:

	Amount (dollars in thousands)	Type	Rate	Ultimate Maturity Date
	$10,000	Fixed rate hybrid	2.700%	2/5/2010
	3,000	Fixed rate credit	3.410%	4/15/2013
	2,000	Fixed rate credit	3.785%	4/15/2015
	5,000	Convertible 4/15/2010	2.360%	4/15/2013

Total	$20,000	Weighted average rate	2.830%

The maximum balance on the FHLBA credit was approximately $20,000,000 and $21,000,000 for the years ended December 31, 2010 and December 31, 2009, respectively.

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

	Contract Amounts (dollars in thousands) at December 31,
	2010	2009
Commitments to extend credit	$52,963	$46,609
Standby letters of credit	3,111	1,496

Total	$56,074	$48,105

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

The Bank rents, under non-cancelable leases, three of its banking facilities and one mortgage production office. The Bank has liability in the form of minimum annual rental commitments under these leases as follows:

Year Ending	Amount (in thousands)
2011	$503
2012	515
2013	523
2014	403
2015	240
Thereafter	730

$2,914

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

Rustburg, Virginia. In March, 2011 the Bank purchased certain real property near the intersection of Routes 501 and 24 in Rustburg, Virginia. The structure on the property is being demolished and removed. The Bank does not anticipate opening a branch at this location prior to the first quarter of 2013.

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

The following financial statements are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Management’s Annual Report on Internal Control Over Financial Reporting

Consolidated Financial Statements

Balance Sheets, December 31, 2010 and December 31, 2009

Statements of Income, Years Ended December 31, 2010 and December 31, 2009

Statements of Changes in Stockholders’ Equity and Comprehensive Income, Years Ended December 31, 2010 and December 31, 2009

Statements of Cash Flows, Years Ended December 31, 2010 and December 31, 2009

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

In order to ensure that Financial’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2010. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of Financial’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Financial’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit Financial to provide only management’s report in the annual report.

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

Robert R. Chapman III	J. Todd Scruggs
Chief Executive Officer & President	Secretary-Treasurer (Principal Financial Officer)
March 29, 2011	March 29, 2011

To the Shareholders and Board of Directors

Bank of the James Financial Group, Inc.

Lynchburg, VA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Bank of the James Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of the James Financial Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia

March 29, 2011

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	December 31,
	2010	2009
Assets
Cash and due from banks	$11,665	$10,074
Federal funds sold	7,094	21,231

Total cash and cash equivalents	18,759	31,305

Securities held-to-maturity (fair value of $14,601 in 2010 and $15,277 in 2009)	14,297	15,550
Securities available-for-sale, at fair value	38,586	45,239
Restricted stock, at cost	2,180	2,315
Loans, net of allowance for loan losses of $5,467 in 2010 and $4,288 in 2009	320,715	318,452
Premises and equipment, net	8,880	10,458
Interest receivable	1,469	2,179
Cash value – bank owned life insurance	5,360	5,125
Other real estate owned	3,440	666
Other assets	5,242	6,392

Total Assets	$418,928	$437,681

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$44,272	$42,112
NOW, money market and savings	241,176	245,066
Time	82,942	88,594

Total deposits	368,390	375,772

Repurchase agreements	7,330	10,710
Federal Home Loan Bank borrowings	10,000	20,000
Capital notes	7,000	7,000
Interest payable	121	200
Other liabilities	592	274

Total liabilities	$393,433	$413,956

Commitments and contingencies

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares, issued and outstanding 3,323,743 shares in 2010 and 2,990,788 shares in 2009	$7,113	$6,400
Additional paid-in-capital	22,742	20,765
Retained earnings (deficit)	(3,668)	(2,938)
Accumulated other comprehensive (loss)	(692)	(502)

Total stockholders’ equity	$25,495	$23,725

Total liabilities and stockholders’ equity	$418,928	$437,681

See notes to the consolidated financial statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share amounts)

	Years Ended December 31,
Interest and Dividend Income	2010	2009
Loans	$19,710	$18,434
Securities
US agency obligations	1,312	1,725
Mortgage backed	133	47
Municipals	259	89
Dividends	47	42
Corporates	104	212
Federal funds sold	24	32

Total interest income	$21,589	$20,581

Interest Expense
Deposits
NOW, money market and savings	$3,305	$4,845
Time Deposits	2,221	3,321
Federal funds purchased	2	—
Federal Home Loan Bank borrowings	324	578
Repurchase agreements	116	195
Capital notes	420	313

Total interest expense	$6,388	$9,252

Net interest income	$15,201	$11,329

Provision for loan losses	2,783	4,151

Net interest income after provision for loan losses	$12,418	$7,178

Other operating income
Mortgage fee income	$1,515	$1,357
Service charges, fees and commissions	1,344	1,421
Increase in cash value of life insurance	234	125
Other	67	49
Gain on sale of available-for-sale securities	358	6

Total other operating income	$3,518	$2,958

Other operating expenses
Salaries and employee benefits	$6,686	$5,461
Occupancy	1,022	886
Equipment	1,100	1,047
Supplies	373	374
Professional, data processing and other outside expenses	1,690	1,424
Marketing	274	290
Credit expense	323	351
Loss on sale and/or writedown of OREO	185	38
Amortization of tax credit investment	196	196
FDIC insurance expense	902	805
Other	751	601

Total other operating expenses	$13,502	$11,473

Income (loss) before income taxes	$2,434	$(1,337)
Income tax expense (benefit)	614	(695)

Net Income (loss)	$1,820	$(642)

Income (loss) per common share – basic and diluted	$0.55	$(0.20)

See notes to the consolidated financial statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Total Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total
Balance at December 31, 2008	2,810,255	$6,014	$19,473	$(776)	$(76)	$24,635

Net (loss)	—	—	—	(642)	—	(642)

Changes in unrealized (losses) on securities available-for-sale net of deferred taxes of $216	—	—	—	—	(422)	(422)

Reclassification adjustment for gains included in net income, net of income tax expense of $2	—	—	—	—	(4)	(4)

Comprehensive (Loss)						(1,068)

5% Stock dividend	140,702	301	1,219	(1,520)	—	—

Exercise of stock options	39,831	85	68	—	—	153

Stock compensation expense	—	—	5	—	—	5

Balance at December 31, 2009	2,990,788	$6,400	$20,765	$(2,938)	$(502)	$23,725

Net Income	—	—	—	1,820	—	1,820

Changes in unrealized gains on securities available-for-sale net of deferred taxes of $24	—	—	—	—	47	47

Reclassification adjustment for gains included in net income, net of income tax expense of $121	—	—	—	—	(237)	(237)

Comprehensive Income						1,630

10% Stock dividend	298,942	640	1,910	(2,550)	—	—

Exercise of stock options	34,013	73	65	—	—	138

Stock compensation expense	—	—	2	—	—	2

Balance at December 31, 2010	3,323,743	$7,113	$22,742	$(3,668)	$(692)	$25,495

See notes to the consolidated financial statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2010	2009
Cash flows from operating activities
Net Income (Loss)	$1,820	$(642)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	813	867
Net amortization and accretion of premiums and discounts on securities	514	527
(Gain) on sale of available-for-sale securities	(358)	(6)
Provision for loan losses	2,783	4,151
Loss (gain) on sale of other real estate owned	53	38
Impairment of other real estate owned	132	—
Stock compensation expense	2	5
Provision for deferred income taxes	(79)	(536)
Amortization of tax credit investment	196	197
(Increase) decrease in interest receivable	710	(555)
(Increase) decrease in other assets	573	(2,892)
Decrease in income taxes receivable	323	543
(Decrease) in interest payable	(79)	(102)
Increase in other liabilities	318	56

Net cash provided by operating activities	$7,721	$1,651

Cash flows from investing activities
Purchases of securities held-to-maturity	$—	$(16,194)
Proceeds from maturities and calls of securities held-to-maturity	1,000	6,500
Purchases of securities available-for-sale	(45,659)	(58,214)
Proceeds from maturities, calls and paydowns of securities available-for-sale	8,464	12,744
Purchases of bank owned life insurance	—	(5,000)
Proceeds from sale of securities available-for-sale	43,657	15,338
Purchase (sale) of restricted stock	135	(256)
Origination of loans, net of principal collected	(7,555)	(47,713)
Improvements to other real estate owned	(31)	(40)
Purchases of premises and equipment	(266)	(3,653)
Proceeds from the sale of other real estate owned	612	132

Net cash provided by (used in) investing activities	$357	$(96,356)

Cash flows from financing activities
Net increase (decrease) in deposits	$(7,382)	$107,661
Net (decrease) in repurchase agreements	(3,380)	(3,629)
Net (decrease) in Federal Home Loan Bank advances	(10,000)	(1,000)
Proceeds from exercise of stock options	138	153
Proceeds from sale of senior capital notes	—	7,000

Net cash provided by (used in) financing activities	$(20,624)	$110,185

(Decrease) increase in cash and cash equivalents	(12,546)	15,480

Cash and cash equivalents at beginning of period	$31,305	$15,825

Cash and cash equivalents at end of period	$18,759	$31,305

Non cash transactions
Transfer of loans to foreclosed assets	$2,509	$2,991
Transfer of premises and equipment to foreclosed assets	1,031	—
Transfer from foreclosed assets to premises and equipment	—	2,215
Fair value adjustment for securities	$(288)	$(644)

Cash transactions
Cash paid for interest	$6,467	$9,354
Cash paid for taxes	1,045	—

See notes to the consolidated financial statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 1 - Organization

Bank of the James Financial Group, Inc. (“Financial” or the “Company”), a Virginia corporation, was organized in 2003 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Financial is headquartered in Lynchburg, Virginia. Financial conducts its business activities through the branch offices of its wholly owned subsidiary bank, Bank of the James (the “Bank”), the Bank’s wholly-owned subsidiary, BOTJ Insurance, Inc. (“BOTJ-Ins.”), and through the Bank’s two divisions, Bank of the James Mortgage division (“Mortgage division”) and BOTJ Investment Services division (“Investment Services division”). The Mortgage division originates conforming and non-conforming home mortgages primarily in the Region 2000 area. Financial exists primarily for the purpose of holding the stock of its subsidiaries, the Bank of such other subsidiaries as it may acquire or establish. Financial also has one wholly-owned non-operating subsidiary.

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

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held-to-maturity or trading, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 2 - Summary of significant accounting policies (continued)

fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (1) the Bank intends to sell the security or (2) it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis. If, however, the Bank does not intend to sell the security and it is not more-than-likely that the Bank will be required to sell the security before recovery, the Bank must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income.

For equity securities, impairment is considered to be other-than-temporary based on our ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in net income. We regularly review each investment security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, our best estimate of the present value of cash flows expected to be collected from debt securities, our intention with regard to holding the security to maturity, and the likelihood that we would be required to sell the security before recovery.

Restricted investments

As members of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of Atlanta (FHLBA), the Bank is required to maintain certain minimum investments in the common stock of the FRB and FHLBA. Required levels of investment are based upon the Bank’s capital and a percentage of qualifying assets. The Bank also maintains stock ownership in Community Bankers’ Bank (CBB). The investment in CBB is minimal and is not mandated but qualifies the Bank for preferred pricing on services offered by CBB. Based on liquidation restrictions, all of the investments are carried at cost.

Loans

Financial makes real estate, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by real estate loans collateralized by real estate within Region 2000. The ability of Financial’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the area.

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

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 2 - Summary of significant accounting policies (continued)

Past due status

Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual and potentially charged-off at an earlier date if collection of principal or interest is considered doubtful.

Non-accrual status

The Banks stops accruing interest on a loan at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. At the time the loan is placed on non-accrual status, all previously accrued but not collected interest is reversed against interest income. While the loan is classified as non-accrual, any payments collected are accounted for on the cash-basis or cost-recovery method which requires the entire amount of the payment to be applied directly to principal, until qualifying for return to performing status. Loans may be returned to performing status when all the principal and interest amounts contractually due are brought current (within 90 days past due), future payments are reasonably assured, and contractually required payments have been made on a timely basis for at least 6 consecutive months.

Charge-off

At the time a loan is placed on non-accrual status, it is generally reevaluated for expected loss and a specific reserve, if not already previously assigned, is established against the loan. Consumer term loans are typically charged-off no later than 120 days whereas consumer revolving credit loans are typically charged-off no later than 180 days. Although the goal for commercial and commercial real estate loans is for charge off not later than 180 days, a commercial or commercial real estate loan may not be fully charged off until there is reasonable certainty that no additional workout efforts, troubled debt restructurings or any other types of concession can or will be made by the Bank.

Allowance for loan losses

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

The allowance consists of specific, historical and general components. The specific component relates to loans that are classified as doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the collateral value of the impaired loan or discounted cash flows is lower than the carrying value of that loan. The historical component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. A general component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The general component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The qualitative factors used to derive the general component of the allowance may include but are not limited to:

1.	Known improvement or deterioration in certain classes of loans or collateral;

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 2 - Summary of significant accounting policies (continued)

2.	Trends in portfolio volume, maturity, or composition;

3.	Volume and trends in delinquencies and non-accruals;

4.	Local economic and industrial conditions;

5.	Lending, charge-off, and collection policies; and

6.	Experience, ability, and depth of lending staff.

A loan is considered impaired when, based on current information and events, it is probable that Financial will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by evaluating the fair value of the underlying collateral.

Management considers the following four components when calculating its loan loss reserve requirement:

•

In accordance with current accounting rules (ASC 310) the Bank performs an individual impairment analysis on all loans with a risk rating of substandard, doubtful, and loss (our internal risk ratings of 6 through 9). The Bank also performs individual loan analysis and assesses potential future losses associated with those relationships risk rated as special mention (our internal risk rating of 6).

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

•

The Bank applies factors to determine the method by which to determine the general reserve for inherent losses related to the loan pool, including, for example, loan concentrations, policy and procedure changes, national and local economic trends and conditions, and overall portfolio quality.

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management my grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loans reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 2 - Summary of significant accounting policies (continued)

other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Bank had $4,987 and $741 classified as TDRs as of December 31, 2010 and 2009, respectively.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank – put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

December 31, 2010 and 2009

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

Stock options

Current accounting guidance requires the costs resulting from all share-based payments to employees be recognized in the financial statements. Stock-based compensation is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value. The model employs the following assumptions:

1.	Dividend yield – calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant;

2.	Expected life (term of the option) – based on the average of the contractual life and vesting schedule for the respective option;

3.	Expected volatility – based on the monthly historical volatility of Financial’s stock price over the expected life of the options;

4.	Risk-free interest rate – based on the U.S. Treasury yield with a maturity similar to the expected life of the option on the day of grant.

There were no options granted in 2010 or 2009.

ASC 718 Compensation - Stock Compensation requires Financial to estimate forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period or vesting schedule based on the extent to which actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also will impact the amount of estimated unamortized compensation expense to be recognized in future periods

For the years ended December 31, 2010 and 2009, Financial recognized stock-based compensation expense related to the Amended and Restated Stock Option Plan of 1999 Financial (the “1999 Plan”) of $2 and $5 respectively, in accordance with ASC 718.

As of December 31, 2010 all compensation expense related to the foregoing stock option plan has been recognized. The Company’s ability to grant additional option shares under the 1999 Plan has expired.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

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

Reclassification

Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

Comprehensive income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains on securities available-for-sale, and unrealized losses related to factors other than credit on debt securities.

Marketing

The Company expenses advertising costs as incurred. Advertising expenses were $193 and $187 for 2010 and 2009, respectively.

Note 3 - Restrictions on cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were approximately $1,857 and $1,866 for the weeks including December 31, 2010 and 2009, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 4 - Securities

A summary of the amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Held-to-maturity
U.S. agency obligations	$14,297	$304	$—	$14,601

Available-for-sale
U.S. agency obligations	$14,758	$24	$(441)	$14,341
Mortgage-backed securities	18,057	1	(296)	17,762
Municipals	5,787	15	(337)	5,465
Corporates	1,033	—	(15)	1,018

	$39,635	$40	$(1,089)	$38,586

	December 31, 2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Held-to-maturity
U.S. agency obligations	$15,550	$—	$(273)	$15,277

Available-for-sale
U.S. agency obligations	$38,958	$37	$(553)	$38,442
Mortgage-backed securities	220	—	(7)	213
Municipals	3,822	11	(211)	3,622
Corporates	2,999	11	(48)	2,962

	$45,999	$59	$(819)	$45,239

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 4 - Securities (continued)

Temporarily Impaired Securities

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009:

December 31, 2010	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. agency obligations	$11,808	$441	$—	$—	$11,808	$441
Mortgage-backed securities	16,740	296	—	—	16,740	296
Corporates	—	—	1,018	15	1,018	15
Municipals	3,178	303	590	34	3,768	337

Total temporarily impaired securities	$31,726	$1,040	$1,608	$49	$33,334	$1,089

December 31, 2009	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. agency obligations	$46,851	$826	$—	$—	$46,851	$826
Mortgage-backed securities	—	—	213	7	213	7
Corporates	1,454	12	997	36	2,451	48
Municipals	2,910	194	222	17	3,132	211

Total temporarily impaired securities	$51,215	$1,032	$1,432	$60	$52,647	$1,092

U.S. agency obligations. The unrealized losses on the 7 investments in U.S. agency obligations at December 31, 2010 were caused by interest rate increases. The contractual terms of those investments do no permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2010. Each of these 7 investments carries an investment grade rating of AAA.

Mortgage-backed securities. The unrealized losses on the 9 investments in mortgage-backed securities at December 31, 2010 were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Bank’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2010. Each of these 9 investments carries an investment grade rating of AAA.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 4 - Securities (continued)

Corporates. The unrealized loss on the 1 corporate bond investment within the financial services sector at December 31, 2010 is primarily attributable to interest rate increases and recent decreases in profitability within the overall industry. The security maintains an S&P rating of A and the contractual terms of the investment does not permit the issuer to settle the security at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investment and it is not more likely than not that the Bank will be required to sell the investment before recovery of the amortized cost base, which may be maturity, the Bank does not consider the investment to be other-than-temporarily impaired at December 31, 2010. The investment carries an investment grade rating of A.

Municipals. The unrealized losses on the 7 investments in municipal obligations at December 31, 2010 were caused by interest rate increases. The contractual terms of those investments do no permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2010. Each of these 7 investments carries an investment grade rating of AA or above.

The amortized costs and fair values of securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Values	Cost	Values

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	1,993	1,929
Due after five years through ten years	2,083	2,191	4,929	4,842
Due after ten years	12,214	12,410	32,713	31,815

	$14,297	$14,601	$39,635	$38,586

The Bank sold $43,657 of securities available-for-sale in 2010. Gross realized gains amounted to $372 and gross realized losses amounted to $14. The Bank sold $15,338 of securities available-for-sale in 2009. Gross realized gains amounted to $228 and gross realized losses amounted to $222.

The amortized costs of securities pledged as collateral for public deposits and other short term borrowings were approximately $18,860 and $16,095 (fair value of $19,105 and $15,876) at December 31, 2010 and 2009, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 5 - Loans and allowance for loan losses

Management has an established methodology used to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Bank has segmented certain loans in the portfolio by product type. Within these segments, the Bank has sub-segmented its portfolio by classes within the segments, based on the associated risks within these classes. The classifications set forth below do not correspond directly to the classifications set forth in the call report (Form FFIEC 041). Management has determined that the classifications set forth below are more appropriate for use in identifying and managing risk in the loan portfolio.

Loan Segments:	Loan Classes:

Commercial	Commercial and industrial loans

Commercial real estate	Commercial mortgages – owner occupied
Commercial mortgages – non-owner occupied
Commercial construction

Consumer	Consumer unsecured
Consumer secured

Residential	Residential mortgages
Residential consumer construction

The Bank’s internal risk rating system is in place to grade commercial and commercial real estate loans. Category ratings are reviewed periodically by lenders and the credit review area of the Bank based on the borrower’s individual situation. Additionally, internal and external monitoring and review of credits are conducted on an annual basis.

Below is a summary and definition of the Bank’s risk rating categories:

RATING 1	Excellent
RATING 2	Above Average
RATING 3	Satisfactory
RATING 4	Acceptable / Low Satisfactory
RATING 5	Monitor
RATING 6	Special Mention
RATING 7	Substandard
RATING 8	Doubtful
RATING 9	Loss

We segregate loans into the above categories the criteria for special mention, substandard, doubtful and loss from non-classified, or pass rated, loans. We review the characteristics of each rating at least annually, generally during the first quarter. The characteristics of these ratings are as follows:

•

“Pass.” These are loans having risk ratings of 1 through 4. Pass loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 5 - Loans and allowance for loan losses (continued)

•

“Monitor.” These are loans having a risk rating of 5. Monitor loans have currently acceptable risk but may have the potential for a specific defined weakness in the borrower’s operations and the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history may currently or in the future be characterized by late payments. The Bank’s risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

•

“Special Mention.” These are loans having a risk rating of 6. Special Mention loans have weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the bank’s credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. These loans do warrant more than routine monitoring due to a weakness caused by adverse events.

•

“Substandard.” These are loans having a risk rating of 7. Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Bank’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Bank. There is a distinct possibility that the Bank will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet our definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts due.

•

“Doubtful.” These are loans having a risk rating of 8. Doubtful rated loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 5 - Loans and allowance for loan losses (continued)

A summary of loans, net is as follows:

	December 31,
	2010	2009

Commercial	$62,786	$60,045
Commercial real estate	143,428	141.530
Consumer	68,289	67,744
Residential	51,679	53,421

Total loans	326,182	322,740

Less allowance for loan losses	5,467	4,288

Net loans	$320,715	$318,452

The amount of overdrafts reclassified as loans was $13 and $7 as of December 31, 2010 and 2009, respectively.

The activity in the allowance for loan losses for 2010 and 2009 is summarized as follows:

	2010	2009

Balance at beginning of period	$4,288	$2,859
Provision charged to operations	2,783	4,151
Loan charge-offs	(1,899)	(2,797)
Loan recoveries	295	75

Balance at end of period	$5,467	$4,288

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 5 - Loans and allowance for loan losses (continued)

The following tables set forth information regarding impaired and non-accrual loans as of December 31, 2010 and 2009:

	Impaired & Non-Accrual Loans
	At December 31,
	2010	2009

Impaired loans without a valuation allowance	$24,954	$28,689
Impaired loans with a valuation allowance	13,618	14,938

Total impaired loans	$38,572	$43,627

Valuation allowance related to impaired loans	$2,430	$2,081
Total non-accrual loans	$8,366	$5,687
Total loans past due ninety days or more and still accruing	$—	$—

No non-accrual loans were excluded from impaired loan disclosure under current accounting rules at December 31, 2010 and 2009. If interest on these loans had been accrued, such income would have approximated $1,059,000 and $693,000 for 2010 and 2009, respectively.

Included in the impaired loans are TDRs that were classified as impaired. At December 31, 2010, Financial has $4,987 of loans modified in TDRs and impaired.

	Average Investment in Impaired Loans
	Years Ended December 31,
	2010	2009

Average investment in impaired loans	$39,086	$30,642

Interest income recognized on impaired loans	$1,649	$2,039

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

The Company’s officers, directors and their related interests have various types of loan relationships with the Bank. The total outstanding balances of these related party loans at December 31, 2010 and 2009 were $6,663 and $3,096 respectively. During 2010, new loans and advances amounted to $4,242 and repayments amounted to $674.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 5 - Loans and allowance for loan losses (continued)

The terms and interest rates of these loans are similar to those for comparable loans with other borrowers of the Bank.

Financing Receivables on Non-Accrual Status as of December 31, 2010
Commercial	$756
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	1,157
Commercial Mortgages-Non-Owner Occupied	2,504
Commercial Construction	923
Consumer
Consumer Unsecured	83
Consumer Secured	1,153
Residential:
Residential Mortgages	1,725
Residential Consumer Construction	65

Totals	$8,366

We also classify other real estate owned (OREO) as a nonperforming asset. OREO, which is accounted for in the “other assets” section of the Statement of Financial Condition, represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. OREO increased to $3,440,000 on December 31, 2010 from $666,000 on December 31, 2009. The following table represents the changes in OREO balance in 2010 and 2009.

OREO Changes

(Dollars in Thousands)

	Year Ended December 31,
	2010	2009
Balance at the beginning of the year (gross)	$666	$82
Transfers from Loans	2,509	704
Transfer from premises and equipment	1,031
Capitalized Costs	31	40
Charge-Offs	(132)	—
Sales Proceeds	(612)	132
Gain (loss) on disposition	(53)	28

Balance at the end of the year (gross)	$3,440	$666

Less valuation allowance	—	—
Balance at the end of the year (net)	$3,440	$666

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 5 - Loans and allowance for loan losses (continued)

	Impaired Loans
	For the Years Ended December 31, 2010 & 2009
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2010
With No Related Allowance Recorded:
Commercial	$14,598	$14,787	$—	$14,794	$687
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,703	2,729	—	2,740	177
Commercial Mortgage Non-Owner Occupied	5,955	6,569	—	6,035	171
Commercial Construction	864	864	—	876	45
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	366	660	—	371	13
Residential
Residential Mortgages	403	613	—	406	8
Residential Consumer Construction	65	68	—	66	1

With An Allowance Recorded:
Commercial	$1,371	$1,371	$195	$1,388	$82
Commercial Real Estate
Commercial Mortgages-Owner Occupied	5,114	5,144	1,218	5,184	177
Commercial Mortgage Non-Owner Occupied	1,125	1,132	53	1,141	21
Commercial Construction	3,208	3,355	437	3,252	103
Consumer
Consumer Unsecured	572	589	75	578	15
Consumer Secured	456	456	195	461	25
Residential
Residential Mortgages	1,772	1,923	257	1,794	124
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$15,969	$16,158	$195	$16,182	$769
Commercial Real Estate
Commercial Mortgages-Owner Occupied	7,817	7,873	1,218	7,924	354
Commercial Mortgage Non-Owner Occupied	7,080	7,701	53	7,176	192
Commercial Construction	4,072	4,219	437	4,128	148
Consumer
Consumer Unsecured	572	589	75	578	15
Consumer Secured	822	1,116	195	832	38
Residential
Residential Mortgages	2,175	2,536	257	2,200	132
Residential Consumer Construction	65	68	—	66	1

	$38,572	$40,260	$2,430	$39,086	$1,649

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 5 - Loans and allowance for loan losses (continued)

	Allowance for Credit Losses and Recorded Investment in Financing Receivables
	For the Years Ended December 31, 2010 and 2009
	Commercial	Commercial Real Estate	Consumer	Residential	Total
2010

Allowance for Credit Losses:

Ending Balance: Individually evaluated for impairment	$195	$1,708	$270	$257	$2,430

Ending Balance: Collectively evaluated for impairment	278	1,189	937	633	3,037

Totals:	$473	$2,897	$1,207	$890	$5,467

Financing Receivables:

Ending Balance: Individually evaluated for impairment	15,969	18,969	1,394	2,240	38,572

Ending Balance: Collectively evaluated for impairment	46,817	124,459	66,895	49,439	287,610

Totals:	$62,786	$143,428	$68,289	$51,679	$326,182

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 5 - Loans and allowance for loan losses (continued)

	Age Analysis of Past Due Financing Receivables as of December 31, 2010
2010	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days & Accruing
Commercial	$726	$180	$576	$1,482	$61,304	$62,786	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	1,390	299	553	2,242	62,120	64,362	—
Commercial Mortgages-Non-Owner Occupied	1,169	253	2,503	3,925	62,619	66,544	—
Commercial Construction	—	—	923	923	11,599	12,522	—
Consumer:
Consumer Unsecured	8	—	83	91	2,824	2,915	—
Consumer Secured	564	230	731	1,525	63,849	65,374	—
Residential:
Residential Mortgages	1,072	68	793	1,933	39,834	41,767	—
Residential Consumer Construction	—	—	65	65	9,847	9,912	—

Total	$4,929	$1,030	$6,227	$12,186	$313,996	$326,182	$—

	Credit Loss Disclosures Credit Quality Information - by Class December 31, 2010
	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$41,328	$2,732	$9,471	$9,075	$180	$62,786
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	50,485	5,535	1,378	6,814	150	64,362
Commercial Mortgages-Non-Owner Occupied	52,004	2,337	6,354	5,849	—	66,544
Commercial Construction	7,571	855	1,446	2,650	—	12,522
Consumer
Consumer Unsecured	2,805	—	1	34	75	2,915
Consumer Secured	63,225	475	349	1,325	—	65,374
Residential:
Residential Mortgages	38,504	77	—	3,014	172	41,767
Residential Consumer Construction	9,475	—	372	65	—	9,912

Totals	$265,397	$12,011	$19,371	$28,826	$577	$326,182

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 6 - Premises and equipment

Property and equipment at December 31, 2010 and 2009 are summarized as follows:

	December 31,
	2010	2009

Land	$2.235	$3,620
Building and improvements	5,034	5,026
Construction in progress	380	—
Furniture and equipment	5,855	5,626
Leasehold improvements	1,470	1,466

	14,974	15,738

Less accumulated depreciation	6,094	5,280

Net property and equipment	$8,880	$10,458

Total depreciation expense for the years ended December 31, 2010 and 2009 was $813 and $867, respectively.

Note 7 - Deposits

A summary of deposit accounts is as follows:

	December 31,
	2010	2009

Demand
Noninterest bearing	$44,272	$42,112
Interest bearing	60,332	49,503
Savings	180,844	195,563
Time, $100,000 or more	30,571	31,891
Other time	52,371	56,703

	$368,390	$375,772

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 7 - Deposits (continued)

At December 31, 2010, maturities of time deposits are scheduled as follows:

Year Ending December 31,	Amount

2011	$34,960
2012	17,439
2013	4,578
2014	9,222
2015	16,743

$82,942

The Bank held related party deposits of $3,527 and $4,537 at December 31, 2010 and 2009, respectively.

Note 8 - Capital Notes

Financial has issued capital notes in the amount $7,000 (the “Notes”). The Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. The first interest payment on the Notes was due on July 1, 2009 and interest payments are subsequently due on the 1st of October, January, April and July until the notes mature. No principal payments are due until the Notes mature on April 1, 2012. On the Maturity Date the principal and all accrued but unpaid interest on the Notes will be due and payable.

Note 9 - Other borrowings

Short-term borrowings consist of the following at December 31, 2010 and 2009:

	2010	2009

Securities sold under agreements to repurchase	$7,330	$10,710

Interest rate	1.32%	1.54%

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings may also include Federal funds purchased, which are unsecured overnight borrowings from other financial institutions.

Unsecured federal fund lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $11,000 and Suntrust Bank, $3,000. In addition, the Bank maintains a $3,000 reverse repurchase agreement with Suntrust whereby securities may be pledged as collateral in exchange for funds for a minimum of 30 days with a maximum of 90 days. The Bank also maintains a secured federal funds line with Community Bankers’ Bank whereby it may pledge securities as collateral with no specified minimum or maximum amount or term.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 9 - Other borrowing (continued)

The Bank is also a member of the Federal Home Loan Bank of Atlanta (“FHLBA”). The Bank’s available credit through the FHLBA is $83,140 as of December 31, 2010, the most recent calculation. Of this amount the Bank has borrowed $10,000 under the following terms:

	Amount	Type	Rate	Ultimate Maturity Date

	$3,000	Fixed rate credit	3.410%	4/15/2013
	5,000	Fixed rate credit	2.360%	4/15/2013
	2,000	Fixed rate credit	3.785%	4/15/2015

Total	$10,000	Weighted average rate	2.960%

Note 10 - Income taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2007.

Income tax expense attributable to income before income tax expense is summarized as follows:

	December 31,
	2010	2009

Current federal income tax expense	$837	$14
Deferred federal income tax (benefit)	(79)	(536)
Tax credits	(144)	(173)

Income tax provision (benefit)	$614	$(695)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 10 - Income taxes (continued)

Income tax expense differed from amounts computed by applying the U.S. Federal income tax rate of 34% to income before income tax expense as a result of the following:

	2010	2009

Computed “expected” income tax provision	$828	$(455)
Increase (reduction) in income tax resulting from:
Non-taxable income	(83)	(70)
Non-deductible expenses	13	3
Tax credits	(144)	(173)

Income tax provision (benefit)	$614	$(695)

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

	2010	2009
Deferred tax assets
Allowance for loan losses	$1,434	$1,077
Unrealized loss on available-for-sale securities	357	259
Charitable contributions	—	11
Carryover of tax credits	311	525

Gross deferred tax assets	2,102	1,872

Deferred tax liability
Depreciation	187	134
Prepaid expenses	16	16

Gross deferred tax liability	203	150

Net deferred tax asset	$1,899	$1,722

Note 11 - Earnings (loss) per share

Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the entity. All amounts have been restated for the stock dividends in 2010 and 2009.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 11 - Earnings per share (continued)

The basic and diluted earnings (loss) per share calculations are as follows:

	2010	2009
Numerator:
Net income available to stockholders	$1,820	$(642)

Basic EPS weighted average shares outstanding	3,299,234	3,256,622
Effect of dilutive securities:
Incremental shares attributable to Stock Option Plan	24,825	—

Diluted EPS weighted-average shares outstanding	3,324,059	3,256,622

Basic earnings (loss) per share	$0.55	$(0.20)

Diluted earnings (loss) per share	$0.55	$(0.20)

There were 204,912 option shares excluded from the 2010 earnings per share calculation because their effects were anti-dilutive. In 2009, all 319,546 option shares were excluded from the 2009 earnings per share calculation because their effects were ant-dilutive.

Note 12 - Defined contribution benefit plan

The Company adopted a 401(k) defined contribution plan on October 1, 2000, which is administered by the Virginia Bankers’ Association. Participants have the right to contribute up to a maximum of 19% of pretax annual compensation or the maximum allowed under Section 401(g) of the Internal Revenue Code, whichever is less. In 2009, the Company made a matching contribution to the plan in the amount of 50% of the first 6% of the elective contributions made by the participants for the months of January and February. Effective March 1, 2009, the Company suspended the matching contributions. In 2010, the Company did not make any contributions to the plan. The Company’s expense for the plan totaled $0 and $15 for 2010 and 2009, respectively.

Note 13 - Stock option plan

On October 21, 1999, the Board of Directors adopted the “1999 Stock Option Plan” for officers and employees. In 2009 and 2010, stock dividends of 5% and 10% respectively were declared affecting the aforementioned grants retroactively (See Note 14). The ability to grant shares under the 1999 Stock Option Plan expired on October 21, 2009. The plan expired with 25,832 shares not granted.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 13 - Stock option plan (continued)

Stock option plan activity for the twelve months ended December 31, 2010 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of in-the-money options (Aggregate Intrinsic Value)

Options outstanding, January 1, 2010	319,555	$7.96
Granted	—	—
Exercised	(34,013)	4.05
Forfeited	(636)	12.79

Options outstanding, December 31, 2010	284,906	$8.42	3.5	$140

Options exercisable, December 31, 2010	284,906	$8.42	3.5	$140

The total approximate value of in-the-money options exercised during 2010 was $83. There is no additional unrecognized compensation expense related to non vested option awards associated with the 1999 Stock Option Plan

The following is summarized information concerning currently outstanding and exercisable options as adjusted for all stock dividends previously declared and paid:

Options Outstanding and Exercisable
Range of Exercise Prices ($)	Number of Options	Remaining Contractual Life	Weighted Average Exercise Price ($)
3.90 to 5.20	74,228	1.6 years	4.62
6.71 to 9.55	121.679	3.5 years	8.46
10.84 to 14.16	87,785	5.0 years	11.52
12.55 to 12.79	1,214	7.4 years	12.68

3.90 to 14.16	284,906	3.5 years	8.42

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 14 - Stockholders’ equity (continued)

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

On May 18, 2010, the Board of Directors of the Company declared a 10% stock dividend. The stock dividend was paid on July 23, 2010 to shareholders of record June 21, 2010. Following the stock dividend, the number of outstanding shares increased by 298,942. The dividend required a reclassification of retained earnings effective May 18, 2010 in the amount of $2,550. Of this amount, $640 was reclassified as common stock and $1,910 was reclassified as additional paid-in-capital. The reclassification did not change total stockholders’ equity. All per share amounts have been retroactively adjusted to reflect this dividend.

Note 15 - Regulatory matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2010 that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual regulatory capital amounts and ratios for December 31, 2010 and 2009 are also presented in the table below, dollars are in thousands.

As of December 31, 2010, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 15 - Regulatory matters (continued)

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The capital ratios for the Bank for 2010 and 2009 are set forth in the following table:

	December 31, 2010
	(dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)	$36,106	11.37%	$25,408	>8.00%	$31,761	>10.00%
Tier I capital
(to risk-weighted assets)	$32,117	10.11%	$12,704	>4.00%	$19,056	>6.00%
Tier I capital (leverage)
(to average assets)	$32,117	7.59%	$16,934	>4.00%	$21,167	>5.00%

	December 31, 2009
	(dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)	$33,926	10.51%	$25,813	>8.00%	$32,266	>10.00%
Tier I capital
(to risk-weighted assets)	$29,890	9.26%	$12,906	>4.00%	$19,360	>6.00%
Tier I capital (leverage)
(to average assets)	$29,890	6.89%	$17,364	>4.00%	$21,706	>5.00%

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 15 - Regulatory matters (continued)

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

Note 16 - Contingent liabilities

The Bank rents, under non-cancelable leases, three of its banking facilities and one mortgage production office. The original lease for 615 Church Street expired on July 31, 2009. On August 1, 2009, the Bank elected to enter into a new 10 year lease for this property. The Bank has 8.5 years remaining on this lease.

The Bank entered into a lease agreement for 828 Main Street with Jamesview Investments, LLC of which a Board member is a 50% owner. The initial term of the lease is 10 years with two five year renewal options for a total of 20 years. The Bank has 14.5 years remaining on this lease including option periods. The total expense to be incurred by the Bank over the course of the lease, including options to extend, is $1,837.

In December 2005, the Bank entered into a lease agreement for 4935 Boonsboro Road with Forehand Family Limited Partnership. The initial term of the lease is 5 years with two five year renewal options for a total of 15 years. The Bank has 10 years remaining on this lease including one remaining option period.

In September 2008, the Bank entered into a lease agreement for a potential future branch facility located at 1152 Hendricks Store Road, Moneta, Virginia. The initial term of the lease is five years with one five year renewal option for a total of 10 years. The property is currently being utilized as a seasonal mortgage origination office. The Bank has 2.6 years remaining on the initial five year term of the lease.

Rental expenses under operating leases were $398 and $312 for the years ended December 31, 2010 and 2009, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 16 - Contingent liabilities (continued)

The current minimum annual rental commitments under the non-cancelable leases in effect at December 31, 2010 are as follows:

Year Ending	Amount

2011	$503
2012	515
2013	523
2014	403
2015	240
Thereafter	730

$2,914

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

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 17 - Financial instruments with off-balance-sheet risk (continued)

Financial instruments whose contract amounts represent credit risk are as follows:

	Contract Amounts at December 31,
	2010	2009

Commitments to extend credit	$52,963	$46,609

Standby letters of credit	$3,111	$1,496

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

The Bank maintains a significant portion of its cash balances with one financial institution. At December 31, 2010 accounts at this institution were 100% secured by the Federal Deposit Insurance Corporation as a result of the temporary FDIC insurance limit increases promulgated by the Emergency Economic Stabilization Act of 2008. Uninsured cash balances were approximately $482 and $180, which consisted of the total balances in 2 accounts at the Federal Home Loan Bank of Atlanta, at December 31, 2010 and 2009, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 19 - Fair Value Measurements

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic of FASB ASC, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value is under current market conditions.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 19 – Fair Value Measurements (continued)

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

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period.

		Carrying Value at December 31, 2010
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. agency obligations	$14,341	$—	$14,341	$—
Mortgage-backed securities	17,762	—	17,762	—
Municipals	5,465	—	5,465	—
Corporates	1,018	—	1,018	—

Total available-for-sale securities	$38,586	$—	$38,586	$—

		Carrying Value at December 31, 2009
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. agency obligations	$38,442	$—	$38,442	$—
Mortgage-backed securities	213	—	213	—
Municipals	3,622	—	3,622	—
Corporates	2,962	—	2,962	—

				—

Total available-for-sale securities	$45,239	$—	$45,239	$—

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 19 - Fair Value Measurements (continued)

Loans held for sale

Loans held for sale are required to be measured in a lower of cost or fair value. Under ASC 820, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At December 31, 2010 and 2009, the Company had no loans held for sale.

Impaired loans

ASC 820 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over one year old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Statements of Operations.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of ASC 820.

Real estate acquired through foreclosure is transferred to other real estate owned (“OREO”). The measurement of loss associated with OREO is based on the fair value of the collateral compared to the unpaid loan balance and anticipated costs to sell the property. The value of OREO collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate is over one year old, then the fair value is considered Level 3. Any fair value adjustments are recorded in the period incurred and expensed against current earnings.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 19 - Fair Value Measurements (continued)

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period.

		Carrying Value at December 31, 2010
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$13,312	$—	$3,205	$10,107

Other real estate	$3,440	$—	$3,440	$81

		Carrying Value at December 31, 2009
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$12,857	$—	$2,636	$10,221

Other real estate	$666	$—	$—	$666

Financial Instruments

Cash, cash equivalents and Federal Funds sold

The carrying amounts of cash and short-term instruments approximate fair values.

Securities

Fair values of securities, excluding Federal Reserve Bank stock, Federal Home Loan Bank stock, and Community Bankers’ Bank stock are based on quoted market prices.

Loans

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain fixed rate loans are based on quoted market prices of similar loans adjusted for differences in loan characteristics. Fair values for other loans such as commercial real estate and commercial and industrial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values of nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 19 - Fair Value Measurements (continued)

Bank Owned Life Insurance (BOLI)

The carrying amount approximates fair value.

Deposits

Fair values disclosed for demand deposits (e.g., interest and noninterest checking, savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed rate certificates of deposit are estimated using discounted cash flow analyses that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

FHLB borrowings

The fair value of FHLB borrowings is estimated using discounted cash flow analysis based on the rates currently offered for borrowings of similar remaining maturities and collateral requirements.

Short-term borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate fair value.

Capital notes

Fair values of capital notes are based on market prices for debt securities having similar maturity and interest rate characteristics.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 19 - Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows:

	December 31, 2010		December 31, 2009
	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$11,665	$11,665	$10,074	$10,074
Federal funds sold	7,094	7,094	21,231	21,231
Securities
Available-for-sale	38,586	38,586	45,239	45,239
Held-to-maturity	14,297	14,601	15,550	15,277
Loans, net	320,715	323,120	318,452	320,936
Interest receivable	1,469	1,469	2,179	2,179
BOLI	5,360	5,360	5,125	5,125

Financial liabilities
Deposits	$368,390	$370,123	$375,772	$375,020
FHLB borrowings	10,000	10,518	20,000	20,250
Repurchase agreements	7,330	7,330	10,710	10,710
Capital notes	7,000	6,981	7,000	7,000
Interest payable	121	121	200	200

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

December 31, 2010 and 2009

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

Note 20 - Impact of Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” was adopted into the Accounting Standards Codification (Codification) in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 was effective for transfers on or after January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into the Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 20 - Impact of Recently Issued Accounting Standards (continued)

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

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

In January 2011, the FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 20 - Impact of Recently Issued Accounting Standards (continued)

The SEC has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting,” which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 21 - Condensed Financial Statements of Parent Company

Financial information pertaining only to Bank of the James Financial Group, Inc. is as follows:

Balance Sheet

	December 31,
	2010	2009
Assets
Cash	$597	$915
Taxes receivable	236	67

Investment in subsidiaries
Bank of the James	31,424	29,388
BOTJ Investment Group, Inc.	279	355

Total investment in subsidiaries	31,703	29,743

Total assets	$32,536	$30,725

Liabilities and stockholders’ equity

Capital notes, 6% due 4/2012	$7,000	$7,000
Other liabilities	41	—

Total liabilities	7,041	7,000

Common stock $2.14 par value	$7,113	$6,400
Additional paid-in-capital	22,742	20,765
Retained (deficit)	(3,668)	(2,938)
Accumulated other comprehensive (loss)	(692)	(502)

Total stockholders’ equity	$25,495	$23,725

Total liabilities and stockholders’ equity	$32,536	$30,725

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 21 - Condensed Financial Statements of Parent Company (continued)

Statements of Operations

	Years Ended December 31,
	2010	2009
Income	$—	$—

Operating expenses
Interest on capital notes	420	313
Legal and professional fees	77	93

Total expenses	$(497)	$(406)

Allocated income tax benefits	$169	$138

Income (loss) before equity in undistributed income of subsidiaries	$(328)	$(268)

Equity in undistributed income (loss) - Bank of the James	$2,224	$(370)
Equity in undistributed (loss) - BOTJ Investment Group, Inc.	(76)	(4)

Net income (loss)	$1,820	$(642)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(dollars in thousands, except share and per share data)

Note 21 - Condensed Financial Statements of Parent Company (continued)

Statements of Cash Flows

	Years Ended December 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$1,820	$(642)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Increase (decrease) in income taxes receivable	(169)	14
Increase in other liabilities	41	—
Equity in undistributed net loss (income) of Bank of the James	(2,224)	370
Equity in undistributed net loss of BOTJ Investment Group, Inc.	76	4

Net cash used in operating activities	$(456)	$(254)

Cash flows from investing activities
Capital contribution to subsidiary Bank of the James	$—	$(6,000)

Net cash used for investing activities	$—	$(6,000)

Cash flows from financing activities
Proceeds from issuance of stock under stock option plan	138	153
Proceeds from capital note issuance	—	7,000

Net cash provided by financing activities	$138	$7,153

Increase (decrease) in cash and cash equivalents	$(318)	$899

Cash and cash equivalents at beginning of period	915	16

Cash and cash equivalents at end of period	$597	$915

Note 22 - Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2010. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2010, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.	Controls and Procedures

Financial’s management, including Financial’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2010. Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Financial’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that Financial files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management’s annual report on internal control over financial reporting is incorporated herein by reference to Financial’s audited Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

There have been no significant changes during the quarter ended December 31, 2010, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Part of the response to this Item will be included in the information set forth under the headings “Nominees and Continuing Directors,” “Corporate Governance and the Board of Directors Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Financial’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, which Proxy Statement will be filed with the SEC within 120 days of the end of the Financial’s 2010 fiscal year (the “2011 Proxy Statement”), and such information is hereby incorporated by reference.

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

The response to this Item will be included in the information set forth under the headings “Compensation of Directors and Executive Officers,” “Outstanding Equity Awards at Fiscal Year End,” “Corporate Governance and the Board of Directors Matters,” and “Committees of the Board of Directors of Financial” in the 2011 Proxy Statement and such information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item 12 is included under “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 of this annual report on Form 10-K. The information required by this Item will be included in the information set forth under the heading “Corporate Governance and the Board of Directors Matters – Independence of Directors” and “Security Ownership of Management” in the 2011 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this Item will be included in the information set forth under the heading “Transactions with Related Parties” in the 2011 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The response to this Item will be included in the information set forth under the heading “Independent Public Accountants” in the 2011 Proxy Statement and is hereby incorporated by reference.

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

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 29, 2011.

Signature	Capacity

/S/ Robert R. Chapman III Robert R. Chapman III	President (Principal Executive Officer) and Director

/S/ J. Todd Scruggs J. Todd Scruggs	Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer) and Director

/S/ Thomas W. Pettyjohn, Jr. Thomas W. Pettyjohn, Jr.	Director, Chairman

/S/ Lewis C. Addison Lewis C. Addison	Director

/S/ John R. Alford, Jr. John R. Alford, Jr.	Director

/S/ William C. Bryant III William C. Bryant III	Director

/S/ Donna Schewel Clark Donna Schewel Clark	Director

/S/ James F. Daly James F. Daly	Director

/S/ Watt R. Foster, Jr. Watt R. Foster, Jr.	Director

/S/ Donald M. Giles Donald M. Giles	Director

/S/ Augustus A. Petticolas, Jr. Augustus A. Petticolas, Jr.	Director

/S/ Richard R. Zechini Richard R. Zechini	Director

EXHIBIT INDEX

No.	Description

2.1	Agreement and Plan of Share Exchange dated October 9, 2003 between Bank of the James Financial Group, Inc. and Bank of the James, dated as of October 9, 2003 (incorporated by reference to Exhibit 2.1 to Form 8-K12g-3 filed on January 13, 2004)

3.1	Amended and Restated Articles of Incorporation of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3(i) to Form 8-K filed on August 12, 2009)

3.2	Bylaws of Bank of the James (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 18, 2006)

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-KSB filed on March 26, 2004)

10.2	Amended and Restated Stock Option Plan (incorporated by reference to Form S-8 filed on August 14, 2004)

10.6	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003 (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on March 26, 2004)

21.1	List of subsidiaries (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)