Form 10-Q
period 2011-03-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2011-05-13
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,323,743 shares of Common Stock, par value $2.14 per share, were outstanding at May 13, 2011.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts)

	(unaudited) 3/31/2011	(audited) 12/31/2010
Assets

Cash and due from banks	$10,949	$11,665
Federal funds sold	12,964	7,094

Total cash and cash equivalents	23,913	18,759

Securities held-to-maturity (fair value of $13,545 in 2011 and $14,601 in 2010)	13,241	14,297
Securities available-for-sale, at fair value	44,047	38,586
Restricted stock, at cost	2,181	2,180
Loans, net of allowance for loan losses of $5,318 in 2011 and $5,467 in 2010	322,966	320,715
Premises and equipment, net	8,869	8,791
Software, net	115	89
Interest receivable	1,623	1,469
Cash value - bank owned life insurance	5,415	5,360
Other real estate owned	3,931	3,440
Income taxes receivable	109	304
Deferred tax asset	1,723	1,899
Other assets	2,770	3,039

Total assets	$430,903	$418,928

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$49,482	$44,272
NOW, money market and savings	249,010	241,176
Time	80,715	82,942

Total deposits	$379,207	$368,390

Repurchase agreements	7,651	7,330
FHLB borrowings	10,000	10,000
Capital notes	7,000	7,000
Interest payable	120	121
Other liabilities	654	592

Total liabilities	$404,632	$393,433

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 3,323,743 as of March 31, 2011 and December 31, 2010	7,113	7,113
Additional paid-in-capital	22,742	22,742
Accumulated other comprehensive (loss)	(350)	(692)
Retained earnings	(3,234)	(3,668)

Total stockholders’ equity	$26,271	$25,495

Total liabilities and stockholders’ equity	$430,903	$418,928

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended March 31,
	2011	2010
Interest Income
Loans	$4,473	$4,844
Securities
US Government and agency obligations	238	415
Mortgage backed securities	116	2
Municipals	88	52
Dividends	3	1
Other (Corporates)	19	47
Federal Funds sold	5	7

Total interest income	4,942	5,368

Interest Expense
Deposits
NOW, money market savings	612	1,224
Time Deposits	429	617
FHLB borrowings	73	100
Reverse repurchase agreements	16	33
Capital notes 6% due 4/1/2012	105	105

Total interest expense	1,235	2,079

Net interest income	3,707	3,289

Provision for loan losses	579	387

Net interest income after provision for loan losses	3,128	2,902

Other operating income
Mortgage fee income	286	291
Service charges, fees and commissions	283	352
Increase in cash value of life insurance	55	60
Other	17	22
Gain on sale of available-for-sale securities	31	75

Total other operating income	672	800

Other operating expenses
Salaries and employee benefits	1,427	1,649
Occupancy	276	245
Equipment	261	260
Supplies	89	101
Professional, data processing, and other outside expense	473	380
Marketing	79	67

Credit expense	72	66
Loss (gain) on sale and/or writedown of OREO and other OREO expenses	92	(5)
FDIC insurance expense	229	192
Other	172	203

Total other operating expenses	3,170	3,158

Income before income taxes	630	544

Income tax expense	195	178

Net Income	$435	$366

Weighted average shares outstanding – basic	3,323,743	3,289,867

Weighted average shares outstanding– diluted	3,336,860	3,321.363

Income per common share - basic and diluted	$0.13	$0.11

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2011 and 2010

(dollar amounts in thousands, except per share amounts) (unaudited)

	March 31,
	2011	2010
Cash flows from operating activities
Net Income	$435	$366

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	$189	$204
Net amortization and accretion of premiums and discounts on securities	160	150
(Gain) on sale of available-for-sale securities	(31)	(75)
Provision for loan losses	579	387
(Gain) loss on sale of other real estate owned	56	(5)
(Increase) in cash value of life insurance	(55)	(60)
Stock compensation expense	—	2
(Increase) decrease in interest receivable	(154)	345
(Increase) decrease in other assets	262	93
Decrease in income taxes receivable	195	589
(Decrease) in interest payable	(1)	(36)
Increase in other liabilities	$62	$369

Net cash provided by operating activities	$1,697	$2,329

Cash flows from investing activities
Purchases of securities held-to-maturity	$(1,000)	$—
Proceeds from maturities and calls of securities held-to-maturity	2,000	—
Purchases of securities available-for-sale	(8,324)	(5,714)
Proceeds from maturities, calls and paydowns of securities available-for-sale	719	4,194
Proceeds from sale of securities available-for-sale	2,589	18,648
Purchase of Federal Reserve Bank stock	(1)	(30)
Proceeds from sale of other real estate owned	329	—
Origination of loans, net of principal collected	(3,700)	(4,783)
Purchases of premises and equipment	(293)	(58)

Net cash (used in) provided by investing activities	$(7,681)	$12,257

Cash flows from financing activities
Net increase (decrease) in deposits	$10,817	$(17,203)
Net increase (decrease) in repurchase agreements	321	(1,768)
Net (decrease) in Federal Home Loan Bank advances	—	(10,000)

Net cash provided by (used in) financing activities	$11,138	$(28,971)

Increase (decrease) in cash and cash equivalents	5,154	(14,385)

Cash and cash equivalents at beginning of period	$18,759	$31,305

Cash and cash equivalents at end of period	$23,913	$16,920

Non cash transactions
Transfer of loans to foreclosed assets	$870	$115
Fair value adjustment for securities	518	628

Cash transactions
Cash paid for interest	$1,236	$2,115
Cash paid for taxes	—	—

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

(dollars in thousands) (unaudited)

	Total Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total

Balance at December 31, 2009	2,990,788	$6,400	$20,765	$(2,938)	$(502)	$23,725

Net Income	—	—	—	1,820	—	1,820

Changes in unrealized gains on securities available for sale net of deferred taxes of $24	—	—	—	—	47	47

Reclassification adjustment for gains included in net income, net of income tax expense of $121	—	—	—	—	(237)	(237)

Comprehensive Income						1,630

10% Stock dividend	298,942	640	1,910	(2,550)	—	—

Exercise of stock options	34,013	73	65	—	—	138

Stock compensation expense	—	—	2	—	—	2

Balance at December 31, 2010	3,323,743	$7,113	$22,742	$(3,668)	$(692)	$25,495

Net Income	—	—	—	434	—	434

Changes in unrealized gains on securities available for sale net of deferred taxes of $187	—	—	—	—	362	362

Reclassification adjustment for gains included in net income, net of income tax expense of $11					(20)	(20)

Comprehensive Income						777

Balance at March 31, 2011	3,323,743	$7,113	$22,742	$(3,234)	$(350)	$26,271

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2010. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2010 included in Financial’s Annual Report on Form 10-K. Results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of 1999 Financial (the “1999 Plan”) are considered dilutive. The following is a summary of the earnings per share calculation for the three months ended March 31, 2011 and 2010.

	Three months ended March 31,
	2011	2010

Net income	$435,000	$366,000

Weighted average number of shares	3,323,743	3,289,867
Options affect of incremental shares	13,117	31,496

Weighted average diluted shares	3,336,860	3,321,363

Basic EPS (weighted avg shares)	$0.13	$0.11

Diluted EPS (Including Option Shares)	$0.13	$0.11

For the three months March 31, 2011 there were 207,305 option shares that had an exercise price higher than the market price on March 31, 2011. These shares were not included in calculating the diluted earnings per share during this period because their effect was anti-dilutive. For the three months March 31, 2010 there were 211,303 option shares that had an exercise price higher than the market price on March 31, 2010. These shares were not included in calculating the diluted earnings per share during this period because their effect was anti-dilutive.

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Note 4 – Stock Based Compensation (continued)

Stock option plan activity for the three months ended March 31, 2011 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value

Options outstanding, January 1, 2011	284,906	$8.42
Exercised	—
Forfeited	(3,373)	$13.88

Options outstanding, March 31, 2011	281,533	$8.35	3.20	$50,705

Options exercisable, March 31, 2011	281,533	$8.35	3.20	$50,705

Intrinsic value is calculated by subtracting exercise price of option shares from the market price of underlying shares and multiplying that amount by the number of options outstanding. No intrinsic value exists where the exercise price is less than the market price on a given date.

As of March 31, 2011 all compensation expense related to the foregoing stock option plan has been recognized. The Company’s ability to grant additional options shares under the 1999 Plan has expired.

Note 5 – Stock Dividend

On May 18, 2010, the Board of Directors of the Company declared a 10% stock dividend. The stock dividend was paid on July 23, 2010 to shareholders of record as of June 21, 2010. Following the stock dividend, the number of outstanding shares increased by approximately 299,000. The dividend required a reclassification of retained earnings effective May 18, 2010 in the amount of $2,550,000. Of this amount, $640,000 was reclassified as common stock and $1,910,000 was reclassified as additional paid-in-capital. The reclassification did not change total stockholders’ equity. All per share amounts have been retroactively adjusted to reflect this dividend.

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

Note 6 – Fair Value Measurements (continued)

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

Note 6 – Fair Value Measurements (continued)

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period (in thousands):

		Carrying Value at March 31, 2011
Description	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US agency obligations	$14,628	$—	$14,628	$—
Mortgage-backed securities	20,587	—	20,587	—
Municipals	7,812	—	7,812	—
Corporates	1,020	—	1,020	—

Total available-for-sale securities	$44,047	$—	$44,047	$—

		Carrying Value at December 31, 2010
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US agency obligations	$14,341	$—	$14,341	$—
Mortgage-backed securities	17,762	—	17,762	—
Municipals	5,465	—	5,465	—
Corporates	1,018	—	1,018	—

Total available-for-sale securities	$38,586	$—	$38,586	$—

Loans held for sale

Loans held for sale are required to be measured in a lower of cost or fair value. Under ASC 820, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At March 31, 2011, the Company had no loans held for sale.

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

Note 6 – Fair Value Measurements (continued)

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over one year old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Statements of Income.

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

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period (in thousands).

		Carrying Value at March 31, 2011
Description	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$10,043	$—	$4,349	$5,694

Other real estate owned	$3,931	$—	$3,931	$—

Note 6 – Fair Value Measurements (continued)

		Carrying Value at December 31, 2010
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$11,188	$—	$3,205	$7,983

Other real estate owned	$3,440	$—	$3,440	$—

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

Note 6 – Fair Value Measurements (continued)

Capital notes

Fair values of capital notes are based on market prices for debt securities having similar maturity and interest rate characteristics.

Accrued interest

The carrying amounts of accrued interest approximate fair value.

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at March 31, 2011 and December 31, 2010 and therefore are not included in the table below.

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$10,949	$10,949	$11,665	$11,665
Federal funds sold	12,964	12,964	7,094	7,094
Securities
Available-for-sale	44,047	44,047	38,586	38,586
Held-to-maturity	13,241	13,545	14,297	14,601
Loans, net	322,966	325,388	320,715	323,120
Interest receivable	1,623	1,623	1,469	1,469
BOLI	5,415	5,415	5,360	5,360

Financial liabilities
Deposits	$379,207	$380,989	$368,390	$370,123
FHLB borrowings	10,000	10,518	10,000	10,518
Repurchase agreements	7,651	7,651	7,330	7,330
Capital notes	7,000	6,981	7,000	6,981
Interest payable	120	120	121	121

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

Note 6 – Fair Value Measurements (continued)

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

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of March 31, 2011 and December 31, 2010 (amounts in thousands):

	Amortized Costs	March 31, 2011 Gross Unrealized		Fair Value

		Gains	(Losses)
Held-to-Maturity
US agency obligations	$13,241	$304	$—	$13,545

Available-for-Sale
US agency obligations	$14,727	$183	$(282)	$14,628
Mortgage-backed securities	20,839	4	(256)	20,587
Municipals	7,979	75	(242)	7,812
Other	1,033	—	(13)	1,020

	$44,578	$262	$(793)	$44,047

Note 8 – Investments (continued)

	Amortized Costs	December 31, 2010 Gross Unrealized		Fair Value

		Gains	(Losses)
Held-to-Maturity
US agency obligations	$14,297	$304	$—	$14,601

Available-for-Sale
US agency obligations	$14,758	$24	$(441)	$14,341
Mortgage-backed securities	18,057	1	(296)	17,762
Municipals	5,787	15	(337)	5,465
Other	1,033	—	(15)	1,018

	$39,635	$40	$(1,089)	$38,586

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
March 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$8,873	$282	$—	$—	$8,873	$282
Mortgage-backed securities	—	—	18,590	256	18,590	256
Municipals	3,015	233	614	9	3,629	242
Corporates	—	—	1,033	13	1033	13

Total	$11,888	$515	$20,237	$278	$32,125	$793

	Less than 12 months		More than 12 months		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$11,808	$441	$—	$—	$11,808	$441
Mortgage-backed securities	16,740	296	—	—	16,740	296
Municipals	3,178	303	590	34	3,768	337
Corporates	—	—	1,018	15	1,018	15

Total	$31,726	$1,040	$1,608	$49	$33,334	$1,089

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

Note 8 – Investments (continued)

At March 31, 2011, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of March 31, 2011, the Bank owned 24 securities that were being evaluated for other than temporary impairment. 17 of these securities were S&P rated AAA, 6 were S&P rated AA, and 1 was S&P rated A. As of March 31, 2011,16 of these securities were obligations of government sponsored entities, 7 were municipal bank-qualified issues, and 1 was issued by a publicly traded United States corporation. The securities issued by publicly traded corporations are classified as “Corporates” in the tables set forth above.

Based on the analysis performed by management as mandated by the Bank’s investment policy, management believes the default risk to be minimal. Because the Bank expects to recover the entire amortized cost basis, no declines currently are deemed to be other-than-temporary.

Note 9 – Loans and allowance for loan losses

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
Residential consumer construction

Note 9 – Loans and allowance for loan losses (continued)

A summary of loans, net is as follows (dollars in thousands):

	As of:
	March 31, 2011	December 31, 2010

Commercial	$65,735	$62,786
Commercial real estate	148,376	143,428
Consumer	67,879	68,289
Residential	46,294	51,679

Total loans	328,284	326,182

Less allowance for loan losses	5,318	5,467

Net loans	$322,966	$320,715

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

Note 9 – Loans and allowance for loan losses (continued)

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

•

“Substandard.” These are loans having a risk rating of 7. Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Bank’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Bank. There is a distinct possibility that the Bank will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet our definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provides evidence that it is probable that the Bank will be unable to collect all amounts due.

•

“Doubtful.” These are loans having a risk rating of 8. Doubtful rated loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.

Note 9 – Loans and allowance for loan losses (continued)

Financing Receivables on Non-Accrual Status

(dollars in thousands)

	As of
	March 31, 2011	December 31, 2010
Commercial	$509	$756
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	574	1,157
Commercial Mortgages-Non-Owner Occupied	2,709	2,504
Commercial Construction	207	923
Consumer
Consumer Unsecured	—	83
Consumer Secured	1,559	1,153
Residential:
Residential Mortgages	1,362	1,725
Residential Consumer Construction	65	65

Totals	$6,985	$8,366

We also classify other real estate owned (OREO) as a nonperforming asset. OREO, which is accounted for in the “other assets” section of the Consolidated Balance Sheets, represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. OREO increased to $3,931,000 on March 31, 2011 from $3,440,000 on December 31, 2010. The following table represents the changes in OREO balance during the three months ended March 31, 2011.

OREO Changes

(Dollars in Thousands)

Three months ended March 31, 2011
Balance at the beginning of the year (gross)	$3,440
Transfers from loans	870
Transfer from premises and equipment	—
Capitalized costs	6
Charge-Offs	—
Sales proceeds	(329)
Gain (loss) on disposition	(56)

Balance at the end of the period (gross)	$3,931

Less valuation allowance	—
Balance at the end of the period (net)	$3,931

Note 9 – Loans and allowance for loan losses (continued)

	Impaired Loans (dollars in thousands) For the Three Months Ended March 31, 2011
2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$9,209	$9,252	$—	$11,904	$126
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,150	3,179	—	2,927	52
Commercial Mortgage Non-Owner Occupied	6,209	6,771	—	6,082	62
Commercial Construction	1,424	1,424	—	1,144	19
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	978	1,289	—	672	—
Residential
Residential Mortgages	343	566	—	373	(5)
Residential Consumer Construction	65	69	—	65	—

With An Allowance Recorded:
Commercial	$1,256	$1,292	$268	$1,314	$15
Commercial Real Estate
Commercial Mortgages-Owner Occupied	4,363	4,382	777	4,739	57
Commercial Mortgage Non-Owner Occupied	1,555	1,580	165	1,340	4
Commercial Construction	2,575	2,826	408	2,892	16
Consumer
Consumer Unsecured	—	—	—	286	—
Consumer Secured	427	429	165	442	3
Residential
Residential Mortgages	1,922	2,076	272	1,847	32
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$10,465	$10,544	$268	$13,218	$141
Commercial Real Estate
Commercial Mortgages-Owner Occupied	7,513	7,561	777	7,666	109
Commercial Mortgage Non-Owner Occupied	7,764	8,351	165	7,422	66
Commercial Construction	3,999	4,250	408	4,036	35
Consumer
Consumer Unsecured	—	—	—	286	—
Consumer Secured	1,405	1,718	165	1,114	3
Residential
Residential Mortgages	2,265	2,642	272	2,220	27
Residential Consumer Construction	65	69	—	65	—

	$33,476	$35,135	$2,055	$36,027	$381

Note 9 – Loans and allowance for loan losses (continued)

	Impaired Loans (dollars in thousands)
	For the Year Ended December 31, 2010
2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$14,598	$14,787	$—	$14,794	$687
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,703	2,729	—	2,740	177
Commercial Mortgage Non-Owner Occupied	5,955	6,569	—	6,035	171
Commercial Construction	864	864	—	876	45
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	366	660	—	371	13
Residential
Residential Mortgages	403	613	—	406	8
Residential Consumer Construction	65	68	—	66	1

With An Allowance Recorded:
Commercial	$1,371	$1,371	$195	$1,388	$82
Commercial Real Estate
Commercial Mortgages-Owner Occupied	5,114	5,144	1,218	5,184	177
Commercial Mortgage Non-Owner Occupied	1,125	1,132	53	1,141	21
Commercial Construction	3,208	3,355	437	3,252	103
Consumer
Consumer Unsecured	572	589	75	578	15
Consumer Secured	456	456	195	461	25
Residential
Residential Mortgages	1,772	1,923	257	1,794	124
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$15,969	$16,158	$195	$16,182	$769
Commercial Real Estate
Commercial Mortgages-Owner Occupied	7,817	7,873	1,218	7,924	354
Commercial Mortgage Non-Owner Occupied	7,080	7,701	53	7,176	192
Commercial Construction	4,072	4,219	437	4,128	148
Consumer
Consumer Unsecured	572	589	75	578	15
Consumer Secured	822	1,116	195	832	38
Residential
Residential Mortgages	2,175	2,536	257	2,200	132
Residential Consumer Construction	65	68	—	66	1

	$38,572	$40,260	$2,430	$39,086	$1,649

Note 9 – Loans and allowance for loan losses (continued)

	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands)
	For the Three Months Ended March 31, 2011
2011	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:
Beginning Balance	$473	$2,897	$1,207	$890	$5,467
Charge-offs	(164)	(313)	(136)	(126)	(739)
Recoveries	3	—	7	1	11
Provision	458	(75)	98	98	579

Ending Balance	770	2,509	1,176	863	5,318

Ending Balance: Individually evaluated for impairment	$268	$1,350	$165	$272	$2,055

Ending Balance: Collectively evaluated for impairment	502	1,159	1,011	591	3,263

Totals:	$770	$2,509	$1,176	$863	$5,318

Financing Receivables:

Ending Balance: Individually evaluated for impairment	10,465	19,276	1,405	2,330	33,476

Ending Balance: Collectively evaluated for impairment	55,270	129,100	66,473	43,964	294,807

Totals:	$65,735	$148,376	$67,879	$46,294	$328,284

Note 9 – Loans and allowance for loan losses (continued)

	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands)
	For the Years Ended December 31, 2010
2010	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:

Ending Balance: Individually evaluated for impairment	$195	$1,708	$270	$257	$2,430

Ending Balance: Collectively evaluated for impairment	278	1,189	937	633	3,037

Totals:	$473	$2,897	$1,207	$890	$5,467

Financing Receivables:

Ending Balance: Individually evaluated for impairment	15,969	18,969	1,394	2,240	38,572

Ending Balance: Collectively evaluated for impairment	46,817	124,459	66,895	49,439	287,610

Totals:	$62,786	$143,428	$68,289	$51,679	$326,182

	Age Analysis of Past Due Financing Receivables as of March 31, 2011 (dollars in thousands)
2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days & Accruing

Commercial	$442	$—	$493	$935	$64,800	$65,735	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	2,317	—	362	2,679	64,309	66,988	—
Commercial Mortgages-Non-Owner Occupied	625	—	2,708	3,333	67,291	70,624	—

Commercial Construction	—	482	207	689	10,075	10,764	—

Consumer:

Consumer Unsecured	3	—	—	3	2,728	2,731	—

Consumer Secured	1,226	62	1,147	2,435	62,713	65,148	—

Residential:

Residential Mortgages	1,841	—	516	2,357	38,468	40,825	—
Residential Consumer Construction	81	—	65	146	5,323	5,464	—

Total	$6,535	$544	$5,498	$12,577	$315,707	$328,284	$—

Note 9 – Loans and allowance for loan losses (continued)

	Age Analysis of Past Due Financing Receivables December 31, 2010 (dollars in thousands)
2010	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days & Accruing

Commercial	$726	$180	$576	$1,482	$61,304	$62,786	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	1,390	299	553	2,242	62,120	64,362	—
Commercial Mortgages-Non-Owner Occupied	1,169	253	2,503	3,925	62,619	66,544	—

Commercial Construction	—	—	923	923	11,599	12,522	—

Consumer:

Consumer Unsecured	8	—	83	91	2,824	2,915	—

Consumer Secured	564	230	731	1,525	63,849	65,374	—

Residential:

Residential Mortgages	1,072	68	793	1,933	39,834	41,767	—
Residential Consumer Construction	—	—	65	65	9,847	9,912	—

Total	$4,929	$1,030	$6,227	$12,186	$313,996	$326,182	$—

	Credit Quality Information - by Class March 31, 2011 (dollars in thousands)
	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$45,470	$3,437	$10,037	$6,649	$142	$65,735

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	53,679	5,843	1,074	6,244	148	66,988
Commercial Mortgages-Non-Owner Occupied	55,005	2,869	6,425	6,325	—	70,624
Commercial Construction	6,749	533	1,369	2,113	—	10,764

Consumer
Consumer Unsecured	2,701	—	—	30	—	2,731
Consumer Secured	62,161	470	523	1,994	—	65,148

Residential:
Residential Mortgages	37,625	76	260	2,863	—	40,824
Residential Consumer Construction	5,405	—	—	65	—	5,470

Totals	$268,795	$13,228	$19,688	$26,283	$290	$328,284

Note 9 – Loans and allowance for loan losses (continued)

	Credit Quality Information - by Class December 31, 2010 (dollars in thousands)
	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$41,328	$2,732	$9,471	$9,075	$180	$62,786

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	50,485	5,535	1,378	6,814	150	64,362
Commercial Mortgages-Non-Owner Occupied	52,004	2,337	6,354	5,849	—	66,544
Commercial Construction	7,571	855	1,446	2,650	—	12,522

Consumer
Consumer Unsecured	2,805	—	1	34	75	2,915
Consumer Secured	63,225	475	349	1,325	—	65,374

Residential:
Residential Mortgages	38,504	77	—	3,014	172	41,767
Residential Consumer Construction	9,475	—	372	65	—	9,912

Totals	$265,397	$12,011	$19,371	$28,826	$577	$326,182

Note 10 – Subsequent Events

In preparing these financial statements, Financial has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Note 11 – Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

Note 11 – Recent Accounting Pronouncements (continued)

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

The Securities Exchange Commission (SEC) has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114. This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series. This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification. The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series. The effective date for SAB 114 is March 28, 2011. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently assessing the impact that ASU 2011-02 will have on its consolidated financial statements.

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

The allowance for loan losses is management’s estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450 “Contingencies”, which requires that losses be accrued when they are probable of occurring and are reasonably estimable and (ii) ASC 310 “Impairment of a Loan”, which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Guidelines for determining allowances for loan losses are also provided in the SEC Staff Accounting Bulletin No. 102 – “Selected Loan Loss Allowance Methodology and Documentation Issues” and the Federal Financial Institutions Examination Council’s interagency guidance, “Interagency Policy Statement on the Allowance for Loan and Lease Losses” (the “FFIEC Policy Statement”). See “Management Discussion and Analysis Results of Operations – Allowance for Loan Losses and Loan Loss Reserve” below for further discussion of the allowance for loan losses.

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

The Bank now services its banking customers through the following nine full service branch locations in the Region 2000 area.

•	The main office located at 828 Main Street in Lynchburg (opened October 2004) (the “Main Street Office”),

•	A branch located at 615 Church Street in Lynchburg (opened July 1999) (the “Church Street Branch”),

•	A branch located at 5204 Fort Avenue in Lynchburg (opened November 2000) (the “Fort Avenue Branch”),

•	A branch located on South Amherst Highway in Amherst County (opened June 2002) (the “Madison Heights Branch”),

•	A branch located at 17000 Forest Road in Forest (opened February 2005) (the “Forest Branch”),

•	A branch located at 4935 Boonsboro Road, Suites C and D in Lynchburg (opened April 2006) (the “Boonsboro Branch”),

•	A branch located at 164 South Main Street, Amherst, Virginia (opened January 2007) (the “Amherst Branch”),

•	A branch located at 1405 Ole Dominion Boulevard in the City of Bedford, Virginia, located off of Independence Boulevard (opened October 2008) (the “Bedford Branch”), and

•	A branch located at 1110 Main Street, Altavista, Virginia (relocated from temporary branch in June 2009) (the “Altavista Branch”).

The Bank also has opened a limited-service branch located in the Westminster-Canterbury facilities located at 501 VES Road, Lynchburg, Virginia 24503.

In addition, the Bank, through its mortgage division, originates residential mortgage loans through two offices—one located at the Forest Branch and the other located at 1152 Hendricks Store Road, Moneta, Virginia.

The Investment division operates primarily out of its office located at the Church Street Branch.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Bank is a party to various financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets and could impact the overall liquidity and capital resources to the extent customers accept and/or use these commitments.

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

March 31, 2011 (in thousands)
Commitments to extend credit	$48,040
Letters of Credit	2,107

Total	$50,147

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of March 31, 2011 and December 31, 2010 and the results of operations of Financial for the three month period ended March 31, 2011 and 2010. This discussion should be read in conjunction with the financial statements included elsewhere herein and should be read in the context of the length of time for which the Bank has been operating.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

March 31, 2011 as Compared to December 31, 2010

Total assets were $430,903,000 on March 31, 2011 compared with $418,928,000 at December 31, 2010, an increase of 2.86%. The increase in total assets is due primarily to an increase in Federal funds sold and securities available-for-sale resulting from an increase in deposits, as explained in the following paragraph.

Total deposits increased from $368,390,000 as of December 31, 2010 to $379,207,000 on March 31, 2011, an increase of 2.94%. This increase occurred because of the Bank’s increased efforts to obtain lower costing demand deposits and the Bank’s increased presence in the market.

Total loans increased to $328,284,000 on March 31, 2011 from $326,182,000 on December 31, 2010. Loans, net of unearned income and allowance, increased to $322,966,000 on March 31, 2011 from $320,715,000 on December 31, 2010, an increase of 0.70%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	March 31, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage
Commercial	$65,735	20.02%	$62,786	19.25%
Commercial Real Estate	148,376	45.20%	143,428	43.97%
Consumer	67,879	20.68%	68,289	20.94%
Residential	46,294	14.10%	51,679	15.84%

Total loans	$328,284	100.00%	$326,182	100.00%

Total nonperforming assets, which consist of non-accrual loans and other real estate owned (“OREO”) decreased to $10,916,000 on March 31, 2011 from $11,806,000 on December 31, 2010. This decrease was primarily due to a decrease in nonperforming loans. The decrease largely resulted from charge-offs of $739,000 in the quarter ended March 31, 2011. Non-accrual loans decreased 16.50% to $6,985,000 on March 31, 2011 from $8,366,000 on December 31, 2010. As discussed in more detail below under “Results of Operations—Allowance for Loan Losses”, management has provided for the anticipated losses on these loans in the loan loss reserve. If interest on non-accrual loans had been accrued, such interest on a cumulative basis would have approximated $837,000 and $1,059,000, as of March 31, 2011 and December 31, 2010, respectively. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the non-performing loan totals listed above.

OREO represents real property owned by the Bank acquired either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. On December 31, 2010, the Bank was carrying 15 OREO properties on its books at a value of $3,440,000. During the quarter ended March 31, 2011, the Bank acquired 7 additional OREO properties and disposed of 5 OREO properties, and as of March 31, 2011 the Bank is carrying 17 OREO properties at a value of $3,931,000. The OREO properties are available for sale and are being actively marketed on the Bank’s website and through other means.

The amount of troubled debt restructurings (“TDR”) included at March 31, 2011 and December 31, 2010 was $5,064,000 and $4,987,000, respectively.

Cash and cash equivalents increased to $23,913,000 on March 31, 2011 from $18,759,000 on December 31, 2010. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). This increase is due primarily to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, both of which are subject to fluctuations, and will contribute to variations in cash and cash equivalents.

Because of the call of one bond, securities held-to-maturity decreased slightly to $13,241,000 on March 31, 2011 from $14,297,000 on December 31, 2010. Securities available-for-sale increased to $44,047,000 on March 31, 2011 from $38,586,000 December 31, 2010. During the three months ended March 31, 2011 the Bank received $719,000 in proceeds from maturities and/or calls of securities-available-for sale. The Bank purchased $8,324,000 in securities available-for sale during the same period. The increase from December 31, 2010 in securities available-for-sale was primarily due to the investment of funds received from an increase in deposit accounts.

Financial’s investment in FHLBA stock totaled $1,372,700 at both March 31, 2011 and December 31, 2010. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Effective August 17, 2010, the FHLBA resumed the repurchase of Subclass B2 activity-based stock.

At March 31, 2011, Financial had liquid assets of approximately $67,960,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold and available-for-sale investments. Management believes that liquid assets were adequate at March 31, 2011. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, the Bank has the ability to purchase federal funds on the open market and borrow from the Federal Reserve Bank’s discount window, if necessary.

In connection with a private placement of unregistered debt securities, Financial issued capital notes in the amount $7,000,000 (the “Notes”) in 2009. The Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. No principal payments are due until the Notes mature on April 1, 2012, the date on which the Notes mature and the principal and all accrued but unpaid interest on the Notes will be due and payable. During the three months ended March 31, 2011, Financial made an interest payment on the Notes totaling $105,000.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material negative impact on Financial’s short-term or long-term liquidity.

At March 31, 2011, the Bank had a leverage ratio of 7.72%, a Tier 1 risk-based capital ratio of 10.23% and a total risk-based capital ratio of 11.49%. As of March 31, 2011 and December 31, 2010 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of March 31, 2011 and December 31, 2010:

Bank Level Only Capital Ratios

Analysis of Capital (in 000’s)	March 31, 2011	December 31, 2010
Tier 1 Capital:
Common stock	$3,743	$3,742
Surplus	19,325	19,325
Retained earnings	9,570	9,049

Total Tier 1 capital	$32,638	$32,116

Tier 2 Capital:
Allowance for loan losses	$4,003	$3,989

Total Tier 2 Capital:	$4,003	$3,989

Total risk-based capital	$36,641	$36,105

Risk weighted assets	$318,917	$317,606

Average total assets	$422,577	$423,349

	Actual		Regulatory Benchmarks
	March 31, 2011	December 31, 2010	For Capital Adequacy Purposes	For Well Capitalized Purposes
Capital Ratios:
Tier 1 capital to average total assets ratio (leverage ratio)	7.72%	7.59%	4.00%	5.00%
Tier 1 risk based capital ratio	10.23%	10.11%	4.00%	6.00%
Total risk-based capital ratio	11.49%	11.37%	8.00%	10.00%

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

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and 2010

Earnings Summary

Financial had net income of $435,000 for the three months ended March 31, 2011 compared to $366,000 for the comparable period in 2010. The basic and diluted earnings per common share for the three months ended March 31, 2011 were $0.13 compared to $0.11 for the same period in 2010. All earnings per share amounts have been adjusted to reflect the 10% stock dividend paid by Financial in July 2010 and all prior stock dividends.

The increase in net income was due in large part to a significant decrease in interest expense.

These operating results represent an annualized return on stockholders’ equity of 6.74% for the three months ended March 31, 2011, compared with 6.13% for the same period in 2010. The Company had an annualized return on average assets for the three months ended March 31, 2011 of 0.42%, compared with 0.35% for the same period in 2010.

Interest Income, Interest Expense, and Net Interest Income

Interest income decreased to $4,942,000 for the three months ended March 31, 2011 from $5,368,000 for the same period in 2010, a decrease of 7.94%. The rate on total average earning assets decreased from 5.55% for the three month period ended March 31, 2010 to 5.11% for the three months ended March 31, 2011 in part because the Bank invested a greater percentage of its earning assets in loans and investment securities rather than federal funds. Although management cannot be certain, management expects that interest rates will remain near historic lows for the remainder of 2011 and may negatively impact our interest income.

Interest expense decreased to $1,235,000 for the three months ended March 31, 2011 from $2,079,000 for the same period in 2010, a decrease of 40.60%. This significant decrease in interest expense resulted in large part from a decrease in the rate paid on those balances. The Bank’s average rate paid on deposits was 2.29% during the three month period ended March 31, 2010 as compared to 1.30% for the same period in 2011. This resulted from management’s efforts to minimize the Bank’s interest expense and maximize its net interest margin.

The fundamental source of the Bank’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three months ended March 31, 2011 was $3,707,000 compared with $3,289,000 for the same period in 2010. The net interest margin increased to 3.83% for the three months ended March 31, 2011 from 3.40% in the same period a year ago. The increase in net interest income for the three months ended March 31, 2011 as compared with the comparable three months in 2010 was due to a decrease in the average rate paid on deposits, primarily resulting from a decrease in the balance in and rate paid on the 2010 Savings Account.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I on page 37.

Non-Interest Income

Non-interest income, which is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency, decreased to $672,000 ($641,000 exclusive of a gain of $31,000 on the sale of securities) for the three months ended March 31, 2011 from $800,000 ($725,000 exclusive of a gain of $75,000 on the sale of securities). This decrease for the three months ended March 31, 2011 as compared to the same periods last year was due primarily to a decrease in service charges, fees, and commissions.

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

Management anticipates that residential mortgage rates will remain near the current historic lows for the remainder of 2011. Management expects that low rates coupled with the Mortgage Division’s reputation in Region 2000 will allow us to continue to grow revenue at the Mortgage Division. Revenue from mortgage origination fees increased in the three month period ended March 31, 2011 as compared to the same period for 2010. Management believes that regulatory pressure may result in a decreased number of competitors to the Mortgage Division and this could result in an increase in market share.

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

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2011 increased to $3,170,000, or 0.38% from $3,158,000 for the comparable period in 2010. This slight increase in non-interest expense from the comparable period in 2010 can be attributed to increased occupancy and outside expenses, loss on sale of OREO and OREO related expenses, as well as increase in the FDIC assessment. These increased expenses were offset in part by a decrease in compensation expense, which resulted primarily from a decrease in commission expense as well as the Bank’s decision to restructure certain departments and the resulting reduced staffing.

Total personnel expense was $1,427,000 for the three month period ended March 31, 2011 as compared to $1,649,000 for the same period in 2010. Compensation for some employees of the Mortgage Division and Investment Division is commission-based and therefore subject to fluctuation.

During the quarter ended March 31, 2011, the FDIC premium expense increased to $229,000 from $192,000 for the three months ended March 31, 2010. FDIC Assessment payments have increased in large part because of i) FDIC coverage on accounts has increased from $100,000 to $250,000; ii) the FDIC is charging additional premiums for participation in the Transactional Account Guarantee Program (TAGP); and iii) an increase in the total base assessment rates needed to replenish the fund.

Allowance for Loan Losses

The provision to the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. Based on the application of the loan loss calculation, the Bank provided $579,000 to the allowance for loan loss for the three months ended March 31, 2011 compared to provision of $387,000 for the comparable period in 2009.

The increase in the loan loss provision for the quarter ended March 31, 2011 as compared to the same quarter in 2010 was due to the following factors:

•

The quality of certain assets, primarily commercial development loans and residential speculative housing construction loans, were impacted by a decline in the value of the collateral supporting the loan. Management’s initial evaluation of these assets classes resulted in the increased provision in the quarter ended March 31, 2011.

•

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. The analysis resulted in a decrease in the provision for the quarter ended March 31, 2011 as compared to the same quarter in 2010.

Management believes that the current allowance for loan loss of $5,318,000 (or 1.62% of total loans) at March 31, 2011, as compared to $5,467,000 (or 1.68% of total loans) as of December 31, 2010 is adequate.

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended March 31, (in thousands)
	2011	2010

Balance, beginning of period	$5,467	$4,288
Provision for loan losses	579	387
Loans charged off	(739)	(226)
Recoveries of loans charged off	11	195

Net Charge Offs	(728)	(31)

Balance, end of period	5,318	4,644

Net charge offs increased from $31,000 for the three months ended March 31, 2010 to $728,000 for the same period in 2011. Charged off loans, which are loans that management deems uncollectible, are written against the loan loss reserve and constitute a realized loss. While a charged off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. The decreased balance in the allowance for loan loss reserve (both in amount and percentage of total loans) as of March 31, 2011 as compared to March 31, 2010 resulted from the charge-offs that occurred in the first quarter of 2011.

Income Taxes

For the three months ended March 31, 2011, Financial had an income tax expense of $195,000.

Legislation

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

•

On February 7, 2011, the FDIC issued a final rule redefining the assessment base as required by Dodd-Frank. The final rule adopted a separate risk-based assessment system for large insured depository institutions (institutions with greater than $10 billion in assets). The final rule applies to all insured depository institutions and is effective on April 1, 2011.

Financial continues to evaluate the potential impact of the Dodd-Frank Reform Act.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended March 31, 2011 and 2010

	2011			2010
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees	$326,054	$4,473	5.56%	$325,956	$4,844	6.03%
Federal funds sold	8,371	5	0.24%	12,196	7	0.23%
Securities	55,888	461	3.35%	52,076	516	4.02%
Federal agency equities	2,065	3	0.59%	2,218	1	0.18%
CBB equity	116	—	—	116	—	—

Total earning assets	392,494	4,942	5.11%	392,562	5,368	5.55%

Allowance for loan losses	(5,417)			(4,368)
Non-earning assets	36,355			36,073

Total assets	$423,432			$424,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$61,945	$111	0.73%	$49,520	$137	1.12%
Savings	182,728	501	1.11%	190,488	1,087	2.31%
Time deposits	80,968	429	2.15%	86,324	617	2.90%

Total interest bearing deposits	325,641	1,041	1.30%	326,332	1,841	2.29%

Other borrowed funds
Repurchase agreements	7,206	16	0.90%	9,553	33	1.40%
Other borrowings	10,000	73	2.96%	13,889	100	2.92%
Capital Notes	7,000	105	6.00%	7,000	105	6.00%
Total interest-bearing liabilities	349,847	1,235	1.43%	356,774	2,079	2.36%

Non-interest bearing deposits	47,095			42,296
Other liabilities	331			999

Total liabilities	397,273			400,069

Stockholders’ equity	26,159			24,198

Total liabilities and Stockholders equity	$423,432			$424,267

Net interest earnings		$3,707			$3,289

Net interest margin			3.83%			3.40%

Interest spread			3.68%			3.19%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

There have been no significant changes during the quarter ended March 31, 2011, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Bank is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 28, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following are filed as Exhibits to this Form 10-Q:

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2011

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2011

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 13, 2011

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: May 13, 2011	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President (Principal Executive Officer)

Date: May 13, 2011	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2011

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2011

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 13, 2011