Form 10-Q
period 2011-06-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2011-08-11
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,323,743 shares of Common Stock, par value $2.14 per share, were outstanding at August 11, 2011.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts)

	(unaudited) 6/30/2011	(audited) 12/31/2010
Assets

Cash and due from banks	$10,235	$11,665
Federal funds sold	14,550	7,094

Total cash and cash equivalents	24,785	18,759

Securities held-to-maturity (fair value of $9,538 in 2011 and $14,601 in 2010)	9,196	14,297
Securities available-for-sale, at fair value	49,171	38,586
Restricted stock, at cost	2,080	2,180
Loans, net of allowance for loan losses of $4,970 in 2011 and $5,467 in 2010	319,601	320,715
Premises and equipment, net	8,970	8,791
Software, net	92	89
Interest receivable	1,415	1,469
Cash value - bank owned life insurance	5,470	5,360
Other real estate owned	4,281	3,440
Income taxes receivable	349	304
Deferred tax asset	1,526	1,899
Other assets	2,689	3,039

Total assets	$429,625	$418,928

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$48,132	$44,272
NOW, money market and savings	243,896	241,176
Time	84,523	82,942

Total deposits	$376,551	$368,390

Repurchase agreements	8,550	7,330
FHLB borrowings	10,000	10,000
Capital notes	7,000	7,000
Interest payable	120	121
Other liabilities	431	592

Total liabilities	$402,652	$393,433

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 3,323,743 as of June 30, 2011 and December 31, 2010	7,113	7,113
Additional paid-in-capital	22,742	22,742
Accumulated other comprehensive income (loss)	32	(692)
Retained (deficit)	(2,914)	(3,668)

Total stockholders’ equity	$26,973	$25,495

Total liabilities and stockholders’ equity	$429,625	$418,928

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Interest and Dividend Income
Loans	$4,384	$5,002	$8,857	$9,846
Securities
US Government and agency obligations	204	350	442	765
Mortgage backed securities	147	1	263	3
Municipals	124	78	212	130
Dividends	23	22	26	23
Other (Corporates)	6	18	25	65
Federal Funds sold	8	2	13	9

Total interest and dividend income	4,896	5,473	9,838	10,841

Interest Expense
Deposits
NOW, money market savings	464	705	1,076	1,929
Time deposits	428	577	857	1,194
Federal Funds purchased	—	2	—	2
FHLB borrowings	75	74	148	174
Reverse repurchase agreements	18	32	34	65
Capital notes 6% due 4/1/2012	105	105	210	210

Total interest expense	1,090	1,495	2,325	3,574

Net interest income	3,806	3,978	7,513	7,267

Provision for loan losses	906	448	1,485	835

Net interest income after provision for loan losses	2,900	3,530	6,028	6,432

Other operating income
Mortgage fee income	243	322	529	613
Service charges, fees and commissions	272	379	555	731
Increase in cash value of life insurance	55	59	110	119
Other	19	5	36	27
Gain on sale of available-for-sale securities	169	147	200	222

Total other operating income	758	912	1,430	1,712

Other operating expenses
Salaries and employee benefits	1,391	1,678	2,818	3,327
Occupancy	272	232	548	477
Equipment	256	273	517	533
Supplies	108	82	197	183
Professional, data processing, and other outside expense	496	401	969	781
Marketing	108	86	187	153
Credit expense	71	71	143	137
Loss on sale and/or writedown of OREO and other OREO expenses	38	41	215	36
FDIC insurance expense	141	193	370	385
Other	323	250	410	453

Total other operating expenses	3,204	3,307	6,374	6,465

Income before income taxes	454	1,135	1,084	1,679

Income tax expense	135	365	330	543

Net Income	$319	$770	$754	$1,136

Weighted average shares outstanding – basic	3,323,743	3,296,457	3,323,743	3,293,180

Weighted average shares outstanding – diluted	3,331,426	3,338,184	3,333,764	3,331,575

Income per common share – basic and diluted	$0.10	$0.23	$0.23	$0.34

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six months Ended June 30, 2011 and 2010

(dollar amounts in thousands, except per share amounts) (unaudited)

	June 30,
	2011	2010
Cash flows from operating activities
Net Income	$754	$1,136

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	367	411
Net amortization and accretion of premiums and discounts on securities	292	261
(Gain) on sale of available-for-sale securities	(200)	(222)
Loss on sale of assets	—	36
Provision for loan losses	1,485	835
Loss on sale of other real estate owned	215	—
(Increase) in cash value of life insurance	(110)	(119)
Stock compensation expense	—	2
Provision for deferred income taxes	—	14
Decrease in interest receivable	54	633
Decrease in other assets	350	404
(Increase) decrease in income taxes receivable	(45)	362
(Decrease) in interest payable	(1)	(59)
(Decrease) increase in other liabilities	(161)	179

Net cash provided by operating activities	$3,000	$3,873

Cash flows from investing activities
Purchases of securities held-to-maturity	$(1,000)	$—
Proceeds from maturities and calls of securities held-to-maturity	6,000	—
Purchases of securities available-for-sale	(26,318)	(10,234)
Proceeds from maturities, calls and paydowns of securities available-for-sale	4,911	4,540
Proceeds from sale of securities available-for-sale	11,928	25,490
(Purchase) of Federal Reserve Bank stock	—	(30)
Sale of Federal Home Loan Bank stock	100	—
Proceeds from sale of other real estate owned	974	—
Improvements to other real estate owned	(10)	—
Origination of loans, net of principal collected	(2,391)	(7,343)
Purchases of premises and equipment	(549)	(206)

Net cash (used in) provided by investing activities	$(6,335)	$12,217

Cash flows from financing activities
Net increase (decrease) in deposits	$8,161	$(20,417)
Net increase (decrease) in repurchase agreements	1,220	(2,034)
Net (decrease) in Federal Home Loan Bank advances	—	(10,000)
Proceeds from exercise of stock options	—	52

Net cash provided by (used in) financing activities	$9,381	$(32,399)

Increase (decrease) in cash and cash equivalents	6,026	(16,309)

Cash and cash equivalents at beginning of period	$18,759	$31,305

Cash and cash equivalents at end of period	$24,785	$14,996

Non cash transactions
Transfer of loans to foreclosed assets	$2,020	$88
Fair value adjustment for securities	1,097	1,050

Cash transactions
Cash paid for interest	$2,326	$3,633
Cash paid for taxes	375	590

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

(dollars in thousands) (unaudited)

	Total Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total

Balance at December 31, 2009	2,990,788	$6,400	$20,765	$(2,938)	$(502)	$23,725

Net Income	—	—	—	1,820	—	1,820

Changes in unrealized gains on securities available for sale net of deferred taxes of $24	—	—	—	—	47	47

Reclassification adjustment for gains included in net income, net of income tax expense of $121	—	—	—	—	(237)	(237)

Total other comprehensive (loss)						(190)

Comprehensive Income						1,630

10% Stock dividend	298,942	640	1,910	(2,550)	—	—

Exercise of stock options	34,013	73	65	—	—	138

Stock compensation expense	—	—	2	—	—	2

Balance at December 31, 2010	3,323,743	$7,113	$22,742	$(3,668)	$(692)	$25,495

Net Income	—	—	—	754	—	754

Changes in unrealized gains on securities available for sale net of deferred taxes of $441	—	—	—	—	856	856

Reclassification adjustment for gains included in net income, net of income tax expense of $68	—	—	—	—	(132)	(132)

Total other comprehensive income						724

Comprehensive Income						1,478

Balance at June 30, 2011	3,323,743	$7,113	$22,742	$(2,914)	$32	$26,973

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2010. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2010 included in Financial’s Annual Report on Form 10-K. Results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Note 3 – Earnings Per Share

All earnings per share amounts have been adjusted to reflect the 10% stock dividend paid by Financial in July 2010, as well as all prior stock dividends.

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of 1999 Financial (the “1999 Plan”) are considered dilutive. The following is a summary of the earnings per share calculation for the three and six months ended June 30, 2011 and 2010.

	Three months ended June 30,		Year to date June 30,
	2011	2010	2011	2010
Net income (loss)	$319,000	$770,000	$754,000	$1,136,000

Weighted average number of shares	3,323,743	3,296,457	3,323,743	3,293,180
Options affect of incremental shares	7,683	41,727	10,021	38,395

Weighted average diluted shares	3,331,426	3,338,184	3,333,764	3,331,575

Basic EPS (weighted avg shares)	$0.10	$0.23	$0.23	$0.34

Diluted EPS (Including Option Shares)	$0.10	$0.23	$0.23	$0.34

The incremental shares associated with option shares, which were 205,548 and 248,239 for the three months ended June 30, 2010 and 2011, respectively, and 205,548 and 207,305 for the six months ended June 30, 2010 and 2011, respectively, were not included in calculating the diluted earnings because there effect was anti-dilutive.

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Note 4 – Stock Based Compensation (continued)

Stock option plan activity for the six months ended June 30, 2011 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value
Options outstanding, January 1, 2011	284,906	$8.42
Exercised	—	—
Forfeited	(3,373)	$13.88

Options outstanding, June 30, 2011	281,533	$8.35	2.95	$65,551

Options exercisable, June 30, 2011	281,533	$8.35	2.95	$65,551

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

Note 5 – Stock Dividend

On May 18, 2010, the Board of Directors of the Company declared a 10% stock dividend. The stock dividend was paid on July 23, 2010 to shareholders of record as of June 21, 2010. Following the stock dividend, the number of outstanding shares increased by approximately 299,000. The dividend required a reclassification of retained earnings effective May 18, 2010 in the amount of $2,550,000. Of this amount, $640,000 was reclassified as common stock and $1,910,000 was reclassified as additional paid-in-capital. The reclassification did not change total stockholders’ equity. All per share amounts have been retroactively adjusted to reflect this dividend. No other stock dividend and/or split has been declared since this time.

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

Securities available-for-sale

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

Note 6 – Fair Value Measurements (continued)

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period (in thousands):

		Carrying Value at June 30, 2011
Description	Balance as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US agency obligations	$17,650	$—	$17,650	$—
Mortgage-backed securities	20,256	—	20,256	—
Municipals	11,265	—	11,265	—

Total available-for-sale securities	$49,171	$—	$49,171	$—

		Carrying Value at December 31, 2010
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US agency obligations	$14,341	$—	$14,341	$—
Mortgage-backed securities	17,762	—	17,762	—
Municipals	5,465	—	5,465	—
Corporates	1,018	—	1,018	—

Total available-for-sale securities	$38,586	$—	$38,586	$—

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

Note 6 – Fair Value Measurements (continued)

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

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period (in thousands).

		Carrying Value at June 30, 2011
Description	Balance as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,732	$—	$2,047	$6,685

Other real estate owned	$4,281	$—	$4,281	$—

		Carrying Value at December 31, 2010
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$13,312	$—	$3,205	$10,107

Other real estate owned	$3,440	$—	$3,440	$—

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

Note 6 – Fair Value Measurements (continued)

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

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at June 30, 2011 and December 31, 2010 and therefore are not included in the table below.

Note 6 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Approximate	Carrying	Approximate
	Amounts	Fair Values	Amounts	Fair Values
Financial assets
Cash and due from banks	$10,235	$10,235	$11,665	$11,665
Federal funds sold	14,550	14,550	7,094	7,094
Securities
Available-for-sale	49,171	49,171	38,586	38,586
Held-to-maturity	9,196	9,538	14,297	14,601
Loans, net	319,601	322,445	320,715	323,120
Interest receivable	1,415	1,415	1,469	1,469
BOLI	5,470	5,470	5,360	5,360

Financial liabilities
Deposits	$376,551	$381,597	$368,390	$370,123
FHLB borrowings	10,000	10,230	10,000	10,518
Repurchase agreements	8,550	8,550	7,330	7,330
Capital notes	7,000	6,901	7,000	6,981
Interest payable	120	120	121	121

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

Note 6 – Fair Value Measurements (continued)

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

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of June 30, 2011 and December 31, 2010 (amounts in thousands):

	June 30, 2011
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	(Losses)
Held-to-Maturity
US agency obligations	$9,196	$342	$—	$9,538

Available-for-Sale
US agency obligations	$17,696	$51	$(97)	$17,650
Mortgage-backed securities	20,300	46	(90)	20,256
Municipals	11,127	270	(132)	11,265

	$49,123	$367	$(319)	$49,171

	December 31, 2010
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	(Losses)
Held-to-Maturity
US agency obligations	$14,297	$304	$—	$14,601

Available-for-Sale
US agency obligations	$14,758	$24	$(441)	$14,341
Mortgage-backed securities	18,057	1	(296)	17,762
Municipals	5,787	15	(337)	5,465
Other	1,033	—	(15)	1,018

	$39,635	$40	$(1,089)	$38,586

Note 8 – Investments (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
June 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$8,891	$97	$—	$—	$8,891	$97
Mortgage-backed securities	10,431	90	—	—	10,431	90
Municipals	2,718	132	—	—	2,718	132

Total	$22,040	$319	$—	$—	$22,040	$319

	Less than 12 months		More than 12 months		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$11,808	$441	$—	$—	$11,808	$441
Mortgage-backed securities	16,740	296	—	—	16,740	296
Municipals	3,178	303	590	34	3,768	337
Corporates	—	—	1,018	15	1,018	15

Total	$31,726	$1,040	$1,608	$49	$33,334	$1,089

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

At June 30, 2011, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of June 30, 2011, the Bank owned 16 securities that were being evaluated for other than temporary impairment. 14 of these securities were S&P rated AAA and 2 were S&P rated AA. As of June 30, 2011, 12 of these securities were obligations of government sponsored entities and 4 were municipal issues.

Based on the analysis performed by management as mandated by the Bank’s investment policy, management believes the default risk to be minimal. Because the Bank expects to recover the entire amortized cost basis, no declines currently are deemed to be other-than-temporary.

Note 9 – Loans, allowance for loan losses and OREO

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

Note 9 – Loans and allowance for loan losses and OREO (continued)

classifications set forth in the call report (Form FFIEC 041). Management has determined that the classifications set forth below are more appropriate for use in identifying and managing risk in the loan portfolio.

Loan Segments:	Loan Classes:

Commercial	Commercial and industrial loans

Commercial real estate	Commercial mortgages – owner occupied
Commercial mortgages – non-owner occupied
Commercial construction

Consumer	Consumer unsecured
Consumer secured

Residential	Residential mortgages
Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	June 30,	December 31,
	2011	2010

Commercial	$63,324	$62,786
Commercial real estate	147,914	143,428
Consumer	69,263	68,289
Residential	44,070	51,679

Total loans	324,571	326,182

Less allowance for loan losses	4,970	5,467

Net loans	$319,601	$320,715

The Bank’s internal risk rating system is in place to grade commercial and commercial real estate loans. Category ratings are reviewed periodically by lenders and the credit review area of the Bank based on the borrower’s individual situation. Additionally, internal and external monitoring and review of credits are conducted on an annual basis.

Note 9 – Loans and allowance for loan losses and OREO (continued)

Below is a summary and definition of the Bank’s risk rating categories:

RATING 1	Excellent
RATING 2	Above Average
RATING 3	Satisfactory
RATING 4	Acceptable / Low Satisfactory
RATING 5	Monitor
RATING 6	Special Mention
RATING 7	Substandard
RATING 8	Doubtful
RATING 9	Loss

We segregate loans into the above categories based on the following criteria and we review the characteristics of each rating at least annually, generally during the first quarter. The characteristics of these ratings are as follows:

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

Note 9 – Loans and allowance for loan losses and OREO (continued)

Financing Receivables on Non-Accrual Status

(dollars in thousands)

	As of
	June 30, 2011	December 31, 2010
Commercial	$4,143	$756
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	1,519	1,157
Commercial Mortgages-Non-Owner Occupied	3,353	2,504
Commercial Construction	155	923
Consumer
Consumer Unsecured	—	83
Consumer Secured	1,662	1,153
Residential:
Residential Mortgages	1,325	1,725
Residential Consumer Construction	65	65

Totals	$12,222	$8,366

We also classify other real estate owned (OREO) as a nonperforming asset. OREO, which is accounted for in the “other assets” section of the Consolidated Balance Sheets, represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. OREO increased to $4,281,000 on June 30, 2011 from $3,440,000 on December 31, 2010. The following table represents the changes in OREO balance during the six months ended June 30, 2011.

OREO Changes

(Dollars in Thousands)

Six months ended June 30, 2011
Balance at the beginning of the year (gross)	$3,440
Transfers from loans	2,020
Transfer from premises and equipment	—
Capitalized costs	10
Charge-Offs	(85)
Sales proceeds	(974)
Gain (loss) on disposition	(130)

Balance at the end of the period (gross)	$4,281

Less valuation allowance	—
Balance at the end of the period (net)	$4,281

Note 9 – Loans and allowance for loan losses and OREO (continued)

	Impaired Loans (dollars in thousands)
	For the Six Months Ended June 30, 2011
2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$8,240	$8,537	$—	$11,419	$190
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,652	4,202	—	3,178	105
Commercial Mortgage Non-Owner Occupied	6,246	7,149	—	6,101	121
Commercial Construction	2,284	2,305	—	1,574	34
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	1,061	1,394	—	714	—
Residential
Residential Mortgages	719	963	—	561	12
Residential Consumer Construction	65	70	—	65	—

With An Allowance Recorded:
Commercial	$1,621	$1,640	$293	$1,496	$33
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,993	2,011	331	3,554	53
Commercial Mortgage Non-Owner Occupied	2,741	2,785	306	1,933	36
Commercial Construction	582	582	5	1,895	14
Consumer
Consumer Unsecured	2	2	2	287	—
Consumer Secured	1,059	1,074	337	758	18
Residential
Residential Mortgages	2,381	2,633	373	2,077	55
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$9,861	$10,177	$293	$12,915	$223
Commercial Real Estate
Commercial Mortgages-Owner Occupied	5,645	6,213	331	6,732	158
Commercial Mortgage Non-Owner Occupied	8,987	9,934	306	8,034	157
Commercial Construction	2,866	2,887	5	3,469	48
Consumer
Consumer Unsecured	2	2	2	287	—
Consumer Secured	2,120	2,468	337	1,472	18
Residential
Residential Mortgages	3,100	3,596	373	2,638	67
Residential Consumer Construction	65	70	—	65	—

	$32,646	$35,347	$1,647	$35,612	$671

Note 9 – Loans and allowance for loan losses and OREO (continued)

	Impaired Loans (dollars in thousands)
	For the Year Ended December 31, 2010
2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$14,598	$14,787	$—	$14,794	$687
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,703	2,729	—	2,740	177
Commercial Mortgage Non-Owner Occupied	5,955	6,569	—	6,035	171
Commercial Construction	864	864	—	876	45
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	366	660	—	371	13
Residential
Residential Mortgages	403	613	—	406	8
Residential Consumer Construction	65	68	—	66	1

With An Allowance Recorded:
Commercial	$1,371	$1,371	$195	$1,388	$82
Commercial Real Estate
Commercial Mortgages-Owner Occupied	5,114	5,144	1,218	5,184	177
Commercial Mortgage Non-Owner Occupied	1,125	1,132	53	1,141	21
Commercial Construction	3,208	3,355	437	3,252	103
Consumer
Consumer Unsecured	572	589	75	578	15
Consumer Secured	456	456	195	461	25
Residential
Residential Mortgages	1,772	1,923	257	1,794	124
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$15,969	$16,158	$195	$16,182	$769
Commercial Real Estate
Commercial Mortgages-Owner Occupied	7,817	7,873	1,218	7,924	354
Commercial Mortgage Non-Owner Occupied	7,080	7,701	53	7,176	192
Commercial Construction	4,072	4,219	437	4,128	148
Consumer
Consumer Unsecured	572	589	75	578	15
Consumer Secured	822	1,116	195	832	38
Residential
Residential Mortgages	2,175	2,536	257	2,200	132
Residential Consumer Construction	65	68	—	66	1

	$38,572	$40,260	$2,430	$39,086	$1,649

Note 9 – Loans and allowance for loan losses and OREO (continued)

	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands)
	For the Six Months Ended June 30, 2011
2011	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:
Beginning Balance	$473	$2,897	$1,207	$890	$5,467
Charge-offs	(422)	(1,067)	(340)	(176)	(2,005)
Recoveries	6	—	15	2	23
Provision	614	100	511	260	1,485

Ending Balance	671	1,930	1,393	976	4,970

Ending Balance: Individually evaluated for impairment	$293	$642	$339	$373	$1,647

Ending Balance: Collectively evaluated for impairment	378	1,288	1,054	603	3,323

Totals:	$671	$1,930	$1,393	$976	$4,970

Financing Receivables:

Ending Balance: Individually evaluated for impairment	9,861	17,498	2,122	3,165	32,646

Ending Balance: Collectively evaluated for impairment	53,463	130,416	67,141	40,905	291,925

Totals:	$63,324	$147,914	$69,263	$44,070	$324,571

Note 9 – Loans and allowance for loan losses and OREO (continued)

	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands)
	For the Year Ended December 31, 2010
2010	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:

Ending Balance: Individually evaluated for impairment	$195	$1,708	$270	$257	$2,430

Ending Balance: Collectively evaluated for impairment	278	1,189	937	633	3,037

Totals:	$473	$2,897	$1,207	$890	$5,467

Financing Receivables:

Ending Balance: Individually evaluated for impairment	15,969	18,969	1,394	2,240	38,572

Ending Balance: Collectively evaluated for impairment	46,817	124,459	66,895	49,439	287,610

Totals:	$62,786	$143,428	$68,289	$51,679	$326,182

	Age Analysis of Past Due Financing Receivables as of June 30, 2011 (dollars in thousands)
2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days & Accruing

Commercial	$2,084	$—	$406	$2,490	$60,834	$63,324	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	301	246	1,285	1,832	60,177	62,009	—
Commercial Mortgages-Non-Owner Occupied	1,387	442	2,201	4,030	70,506	74,536	—
Commercial Construction	—	—	155	155	11,214	11,369	—

Consumer:
Consumer Unsecured	1	—	—	1	3,116	3,117	—
Consumer Secured	616	30	1,241	1,887	64,259	66,146	—

Residential:
Residential Mortgages	142	—	1,182	1,324	39,204	40,528	—
Residential Consumer Construction	82	—	65	147	3,395	3,542	—

Total	$4,613	$718	$6,535	$11,866	$312,705	$324,571	$—

Note 9 – Loans and allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Financing Receivables as of December 31, 2010 (dollars in thousands)
2010	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days & Accruing

Commercial	$726	$180	$576	$1,482	$61,304	$62,786	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	1,390	299	553	2,242	62,120	64,362	—
Commercial Mortgages-Non-Owner Occupied	1,169	253	2,503	3,925	62,619	66,544	—
Commercial Construction	—	—	923	923	11,599	12,522	—

Consumer:
Consumer Unsecured	8	—	83	91	2,824	2,915	—
Consumer Secured	564	230	731	1,525	63,849	65,374	—

Residential:
Residential Mortgages	1,072	68	793	1,933	39,834	41,767	—
Residential Consumer Construction	—	—	65	65	9,847	9,912	—

Total	$4,929	$1,030	$6,227	$12,186	$313,996	$326,182	$—

	Credit Quality Information - by Class June 30, 2011 (dollars in thousands)
	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$49,584	$3,005	$3,680	$6,734	$321	$63,324

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	50,534	4,906	1,250	5,172	147	62,009
Commercial Mortgages-Non-Owner Occupied	59,737	4,054	1,758	8,894	93	74,536
Commercial Construction	7,526	533	443	2,867	—	11,369

Consumer
Consumer Unsecured	3,115	—	—	2	—	3,117
Consumer Secured	62,993	689	418	2,046	—	66,146

Residential:
Residential Mortgages	37,119	74	234	3,101	—	40,528
Residential Consumer Construction	3,477	—	—	65	—	3,542

Totals	$274,085	$13,261	$7,783	$28,881	$561	$324,571

Note 9 – Loans and allowance for loan losses and OREO (continued)

	Credit Quality Information - by Class December 31, 2010 (dollars in thousands)
	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$41,328	$2,732	$9,471	$9,075	$180	$62,786
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	50,485	5,535	1,378	6,814	150	64,362
Commercial Mortgages-Non-Owner Occupied	52,004	2,337	6,354	5,849	—	66,544
Commercial Construction	7,571	855	1,446	2,650	—	12,522
Consumer
Consumer Unsecured	2,805	—	1	34	75	2,915
Consumer Secured	63,225	475	349	1,325	—	65,374
Residential:
Residential Mortgages	38,504	77	—	3,014	172	41,767
Residential Consumer Construction	9,475	—	372	65	—	9,912

Totals	$265,397	$12,011	$19,371	$28,826	$577	$326,182

Note 10 – Subsequent Events

In preparing these financial statements, Financial has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Note 11 – Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment

Note 11 – Recent Accounting Pronouncements (continued)

exists. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently assessing the impact that ASU 2011-02 will have on its consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The

Note 11 – Recent Accounting Pronouncements (continued)

guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The Company is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

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

June 30, 2011 (in thousands)
Commitments to extend credit	$48,252
Letters of Credit	1,860

Total	$50,112

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of June 30, 2011 and December 31, 2010 and the results of operations of Financial for the three month and six month periods ended June 30, 2011 and 2010. This discussion should be read in conjunction with the financial statements included elsewhere herein and should be read in the context of the length of time for which the Bank has been operating.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

June 30, 2011 as Compared to December 31, 2010

Total assets were $429,625,000 on June 30, 2011 compared with $418,928,000 at December 31, 2010, an increase of 2.55%. The increase in total assets is due primarily to an increase in Federal funds sold and securities available-for-sale resulting from an increase in deposits, as explained in the following paragraph.

Total deposits increased from $368,390,000 as of December 31, 2010 to $376,551,000 on June 30, 2011, an increase of 2.22%. This increase occurred because of the Bank’s increased efforts to obtain lower costing demand deposits and the Bank’s increased presence in the market.

Total loans decreased to $324,571,000 on June 30, 2011 from $326,182,000 on December 31, 2010. Loans, net of unearned income and allowance, decreased to $319,601,000 on June 30, 2011 from $320,715,000 on December 31, 2010, a decrease of 0.35%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	June 30, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage
Commercial	$63,324	19.51%	$62,786	19.25%
Commercial Real Estate	147,914	45.58%	143,428	43.97%
Consumer	69,263	21.34%	68,289	20.94%
Residential	44,070	13.57%	51,679	15.84%

Total loans	$324,571	100.00%	$326,182	100.00%

Total nonperforming assets, which consist of non-accrual loans and other real estate owned (“OREO”) increased to $16,503,000 on June 30, 2011 from $11,806,000 on December 31, 2010. This increase was primarily due to an increase in non-accrual (or nonperforming) loans. Non-accrual loans increased 46.09% to $12,222,000 on June 30, 2011 from $8,366,000 on December 31, 2010. The increase largely resulted from the reclassification of two relationships related to real estate development. As discussed in more detail below under “Results of Operations—Allowance for Loan Losses”, management has provided for the anticipated losses on these loans in the loan loss reserve. If interest on non-accrual loans had been accrued, such interest on a cumulative basis would have approximated $1,179,000 and $1,059,000, as of June 30, 2011 and December 31, 2010, respectively. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the non-performing loan totals listed above.

OREO represents real property owned by the Bank acquired either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. On December 31, 2010, the Bank was carrying 15 OREO properties on its books at a value of $3,440,000. During the six months ended June 30, 2011, the Bank acquired 15 additional OREO properties and disposed of 10 OREO properties, and as of June 30, 2011 the Bank is carrying 20 OREO properties at a value of $4,281,000. The OREO properties are available for sale and are being actively marketed on the Bank’s website and through other means.

The Bank had loans in the amount of $4,217,000 at June 30, 2011 from $4,987,000 at December 31, 2010 classified as performing Troubled Debt Restructurings (“TDRs”). None of these TDRs were included in nonaccrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year. The following table is a summary of TDR activity from December 31, 2010 through June 30, 2011:

Troubled Debt Restructurings (TDR) Activity During the Period 12/31/10 - 6/30/11

(dollars in thousands)
Balance of performing TDRs at beginning of period	$4,987
TDRs downgraded to non-performing during the period	(3,867)
TDRs paid off during the period	(365)
TDRs charged off during the period	(30)
Additional loans classified as TDR during the period	3,492

Balance of performing TDRs at end of period	$4,217

Balance of TDRs reported as non-performing assets at end of period	$3,867

Cash and cash equivalents increased to $24,785,000 on June 30, 2011 from $18,759,000 on December 31, 2010. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). This increase is due primarily to an increase in fed funds sold from $7,094,000 at December 31, 2010 to $14,550,000 at June 30, 2011. Cash and cash equivalents can vary due to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, both of which are subject to fluctuations.

Because of the call of four bonds, securities held-to-maturity decreased to $9,196,000 on June 30, 2011 from $14,297,000 on December 31, 2010. Securities available-for-sale increased to $49,171,000 on June 30, 2011 from $38,586,000 December 31, 2010. During the six months ended June 30, 2011 the Bank received $4,911,000 in proceeds from maturities and/or calls of securities available-for-sale and $11,928,000 in proceeds from the sale of securities available-for-sale. The Bank purchased $26,318,000 in securities available-for sale during the same period. The increase from December 31, 2010 in securities available-for-sale was primarily due to the investment of funds received from an increase in deposit accounts.

Financial’s investment in FHLBA stock totaled $1,272,700 at June 30, 2011 and $1,372,000 at December 31, 2010, a decrease of $100,000 or 7.29%. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The FHLBA has resumed the repurchase of limited amounts of Subclass B1 and B2 stock after temporarily suspending this activity during the financial crisis of 2008-2009.

Liquidity and Capital

At June 30, 2011, Financial had liquid assets of approximately $73,956,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold and available-for-sale investments. Management believes that liquid assets were adequate at June 30, 2011. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, the Bank has the ability to purchase federal funds on the open market and borrow from the Federal Reserve Bank’s discount window, if necessary.

In connection with a private placement of unregistered debt securities, Financial issued capital notes in the amount $7,000,000 (the “Notes”) in 2009. The Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. No principal payments are due until the Notes mature on April 1, 2012, the date on which the Notes mature and the principal and all accrued but unpaid interest on the Notes will be due and payable. During the three and six months ended June 30, 2011, Financial made interest payments on the Notes totaling $105,000 and $210,000, respectively.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material negative impact on Financial’s short-term or long-term liquidity.

At June 30, 2011, the Bank had a leverage ratio of 7.71%, a Tier 1 risk-based capital ratio of 10.53% and a total risk-based capital ratio of 11.78%. As of June 30, 2011 and December 31, 2010 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of June 30, 2011 and December 31, 2010:

Bank Level Only Capital Ratios

Analysis of Capital (in 000’s)	June 30, 2011	December 31, 2010
Tier 1 Capital:
Common stock	$3,742	$3,742
Surplus	19,325	19,325
Retained earnings	9,974	9,049

Total Tier 1 capital	$33,041	$32,116

Tier 2 Capital:
Allowance for loan losses	$3,935	$3,989

Total Tier 2 Capital:	$3,935	$3,989

Total risk-based capital	$36,976	$36,105

Risk weighted assets	$313,762	$317,606

Average total assets	$428,604	$423,349

	Actual		Regulatory Benchmarks
	June 30, 2011	December 31, 2010	For Capital Adequacy Purposes	For Well Capitalized Purposes
Capital Ratios:
Tier 1 capital to average total assets ratio (leverage ratio)	7.71%	7.59%	4.00%	5.00%
Tier 1 risk based capital ratio	10.53%	10.11%	4.00%	6.00%
Total risk-based capital ratio	11.78%	11.37%	8.00%	10.00%

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $500,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis would no longer be comparable to the capital ratios of the Bank because the proceeds from the private placement of the 6% capital notes due on April 1, 2012 do not qualify as equity capital on a consolidated basis.

Results of Operations

Comparison of the Three and six months Ended June 30, 2011 and 2010

Earnings Summary

Financial had net income of $319,000 and $754,000 for the three and six months ended June 30, 2011 compared to $770,000 and $1,136,000 for the comparable periods in 2010. The basic and diluted earnings per common share for the three and six months ended June 30, 2011 were $0.10 and $0.23 compared to $0.23 and $0.34 for the three and six months ended June 30, 2010. All earnings per share amounts have been adjusted to reflect the 10% stock dividend paid by Financial in July 2010 and all prior stock dividends.

The decrease in net income was due in large part to the increased provision to the allowance for loan loss reserve as discussed in more detail below (See “Allowance for Loan Losses”).

These operating results represent an annualized return on stockholders’ equity of 4.81% and 5.76% for the three and six months ended June 30, 2011, compared with 12.56% and 9.39% for the same periods in 2010. The Company had an annualized return on average assets for the three and six months ended June 30, 2011 of 0.30% and 0.36%, compared with 0.76% and 0.55% for three and six months ended June 30, 2010.

Interest Income, Interest Expense, and Net Interest Income

Interest income decreased to $4,896,000 and $9,838,000 for the three and six months ended June 30, 2011 from $5,473,000 and $10,841,000 for the same periods in 2010, a decrease of 10.54% and 9.25%, respectively. Interest income decreased primarily because the rate on total average earning assets decreased from 5.84% and 5.69% for the three month and six month periods ended June 30, 2010 to 4.95% and 5.03% for the three and six months ended June 30, 2011. The rate on total average earning assets decreased in part because the Bank invested a greater percentage of its earning assets in investment securities and federal funds rather than loans and because the average yield on loans decreased both quarterly and year to date. Although management cannot be certain, management expects that interest rates will remain near historic lows for the remainder of 2011 and may negatively impact our interest income.

Interest expense decreased to $1,090,000 and $2,325,000 for the three and six months ended June 30, 2011 from $1,495,000 and $3,574,000 for the same periods in 2010, a decrease of 27.09% and 34.95%, respectively. This significant decrease in interest expense resulted in large part from a decrease in the rate paid on balances on deposits. The Bank’s average rate paid on deposits was 1.65% and 1.96% during the three and six month periods ended June 30, 2010 as compared to 1.09% and 1.19% for the same periods in 2011. This resulted from management’s efforts to minimize the Bank’s interest expense and maximize its net interest margin.

The fundamental source of the Bank’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and six months ended June 30, 2011 was $3,806,000 and $7,513,000 compared with $3,978,000 and $7,267,000 for the same periods in 2010. The decrease in net interest income for the three months ended June 30, 2011 as compared with the comparable three month period in 2010 was due to interest earning assets repricing downward faster than interest bearing liabilities. During the first quarter of 2011, the opposite occurred and interest bearing liabilities priced downward faster than interest earning assets, which resulted in an increase in net interest income for the six months ended June 30, 2011 as compared to the same period in 2010. The net interest margin was 3.85% and 3.84% for the three and six months ended June 30, 2011 from 4.24% and 3.81% in the same periods a year ago.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I on page 38.

Non-Interest Income

Non-interest income, which is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency, decreased to $758,000 ($589,000 exclusive of a gain of $169,000 on the sale of securities) and $1,430,000 ($1,230,000 exclusive of a gain of $200,000 on the sale of securities) for the three and six months ended June 30, 2011 from $912,000 ($765,000 exclusive of a gain of $147,000 on the sale of securities) and $1,712,000 ($1,490,000 exclusive of a gain of $222,000 on the sale of securities) for the three and six months ended June 30, 2010. This decrease for the three and six months ended June 30, 2011 as compared to the same periods last year was due primarily to a decrease in service charges and fees on deposit accounts and a decrease in mortgage fee income.

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

Management anticipates that residential mortgage rates will remain near the current historic lows for the remainder of 2011. Management expects that low rates coupled with the Mortgage Division’s reputation in Region 2000 will allow us to continue to grow revenue at the Mortgage Division. Revenue from mortgage origination fees decreased in the three month period ended June 30, 2011 as compared to the same period for 2010. Management believes that regulatory pressure may result in a decreased number of competitors to the Mortgage Division and this could result in an increase in market share.

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

Non-Interest Expense

Non-interest expense for the three and six months ended June 30, 2011 decreased to $3,204,000 and $6,374,000, or 3.11% and 1.41%, respectively, from $3,307,000 and $6,465,000 for the comparable periods in 2010. This slight decrease in non-interest expense from the comparable period in 2010 can be attributed to increased occupancy and outside expenses and loss on sale of OREO and OREO related expenses. These increased expenses were more than offset in part by a decrease in compensation expense, which resulted primarily from a decrease in commission expense as well as the Bank’s decision to restructure certain departments and the resulting reduced staffing.

Total personnel expense was $1,391,000 and $2,818,000 for the three and six month periods ended June 30, 2011 as compared to $1,678,000 and $3,327,000 for the same periods in 2010. Compensation for some employees of the Mortgage Division and the Investment Division is commission-based and therefore subject to fluctuation.

During the quarter and six months ended June 30, 2011, the FDIC premium expense decreased to $141,000 and $370,000 from $193,000 and $385,000 for the three and six months ended June 30, 2010. FDIC assessment payments have decreased primarily because the FDIC changed the asset base on which the assessments are calculated.

Allowance for Loan Losses

The provision to the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. Based on the application of the loan loss calculation, the Bank provided $906,000 and $1,485,000 to the allowance for loan loss for the three and six months ended June 30, 2011 compared to provisions of $448,000 and $835,000 for the comparable periods in 2010.

The increase in the loan loss provision for the quarter ended June 30, 2011 as compared to the same quarter in 2010 was due to the following factors:

•

The quality of certain assets, primarily commercial development loans and residential speculative housing construction loans, were impacted by a decline in the value of the collateral supporting the loan. Management’s initial evaluation of these assets classes resulted in the increased provision in the quarter ended June 30, 2011.

•

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. The analysis resulted in a increase in the provision for the quarter ended June 30, 2011 as compared to the same quarter in 2010.

Management believes that the current allowance for loan loss of $4,970,000 (or 1.53% of total loans) at June 30, 2011, as compared to $5,467,000 (or 1.68% of total loans) as of December 31, 2010 remains adequate.

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended June 30, (in thousands)		Six months ended June 30, (in thousands)
	2011	2010	2011	2010

Balance, beginning of period	$5,318	$4,644	$5,467	$4,288
Provision for loan losses	906	448	1,485	835
Loans charged off	(1,266)	(463)	(2,005)	(689)
Recoveries of loans charged off	12	79	23	274

Net Charge Offs	(1,254)	(384)	(1,982)	(415)

Balance, end of period	$4,970	$4,708	$4,970	$4,708

The decreased balance in the allowance for loan loss reserve (both in amount and percentage of total loans) as of June 30, 2011 as compared to December 31, 2010 resulted from the charge-offs of loans with specific reserves that occurred in the first six months of 2011.

Net charge offs increased from $384,000 and $415,000 for the three and six months ended June 30, 2010 to $1,254,000 and $1,982,000 for the same periods in 2011. Charged off loans, which are loans that management deems uncollectible, are written against the loan loss reserve and constitute a realized loss. While a charged off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. The increase in net charge offs resulted primarily from two commercial relationships that the Bank determined were uncollectible.

Income Taxes

For the three and six months ended June 30, 2011, Financial had an income tax expense of $135,000 and $330,000, respectively.

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

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended June 30, 2011 and 2010

	2011			2010
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$325,662	$4,384	5.40%	$328,684	$5,002	6.10%
Federal funds sold	12,203	8	0.26%	1,232	2	0.65%
Securities (3)	56,951	481	3.39%	43,761	447	4.09%
Federal agency equities	2,007	23	4.60%	2,228	22	3.95%
CBB equity	116	—	—	116	—	—

Total earning assets	396,939	4,896	4.95%	376,021	5,473	5.84%

Allowance for loan losses	(5,325)			(4,636)
Non-earning assets	37,700			35,954

Total assets	$429,314			$407,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$63,851	$90	0.57%	$52,175	$146	1.12%
Savings	180,879	374	0.83%	174,645	559	1.28%
Time deposits	83,125	428	2.07%	84,215	577	2.75%

Total interest bearing deposits	327,855	892	1.09%	311,035	1,282	1.65%

Other borrowed funds
Federal funds purchased	—	—	—	945	2	0.85%
Repurchase agreements	8,156	18	0.89%	8,779	32	1.46%
Other borrowings	10,000	75	3.01%	10,000	74	2.97%
Capital Notes	7,000	105	6.00%	7,000	105	6.00%

Total interest-bearing liabilities	353,011	1,090	1.24%	337,759	1,495	1.78%

Non-interest bearing deposits	49,198			44,689
Other liabilities	515			294

Total liabilities	402,724			382,742

Stockholders’ equity	26,590			24,597

Total liabilities and Stockholders equity	$429,314			$407,339

Net interest earnings		$3,806			$3,978

Net interest margin			3.85%			4.24%

Interest spread			3.71%			4.06%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with nonaccrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

Net Interest Margin Analysis

Average Balance Sheets

For the Six Months Ended June 30, 2011 and 2010

	2011			2010
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$325,859	$8,857	5.48%	$327,327	$9,846	6.07%
Federal funds sold	10,203	13	0.26%	6,690	9	0.27%
Securities (3)	56,422	942	3.37%	47,895	963	4.05%
Federal agency equities	2,036	26	2.58%	2,223	23	2.09%
CBB equity	116	—	—	116	—	—

Total earning assets	394,636	9,838	5.03%	384,251	10,841	5.69%

Allowance for loan losses	(5,373)			(4,503)
Non-earning assets	37,263			38,867

Total assets	$426,526			$418,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$62,896	$201	0.64%	$50,847	$283	1.12%
Savings	181,798	875	0.97%	185,523	1,646	1.79%
Time deposits	82,052	857	2.11%	85,264	1,194	2.82%

Total interest bearing deposits	326,746	1,933	1.19%	321,634	3,123	1.96%

Other borrowed funds
Federal funds purchased	—	—	—	475	2	0.85%
Repurchase agreements	7,684	34	0.89%	9,164	65	1.43%
Other borrowings	10,000	148	2.96%	11,934	174	2.94%
Capital Notes	7,000	210	6.00%	7,000	210	6.00%

Total interest-bearing liabilities	351,430	2,325	1.33%	350,207	3,574	2.06%

Non-interest bearing deposits	48,129			43,506
Other liabilities	590			501

Total liabilities	400,149			394,214

Stockholders’ equity	26,377			24,401

Total liabilities and Stockholders equity	$426,526			$418,615

Net interest earnings		$7,513			$7,267

Net interest margin			3.84%			3.81%

Interest spread			3.70%			3.63%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with nonaccrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

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

There have been no significant changes during the quarter ended June 30, 2011, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 28, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. [Removed and Reserved]

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following are filed as Exhibits to this Form 10-Q:

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2011

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2011

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 11, 2011

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income(unaudited) For the Three months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows (unaudited) for the Six months ended June 30, 2011 and 2010 (iv) Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income For the Six months ended June 30, 2011 and 2010; (v) Notes to Unaudited Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: August 11, 2011	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President (Principal Executive Officer)

Date: August 11, 2011	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2011

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2011

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 11, 2011

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010 (audited); (ii) Consolidated Statements of Income(unaudited) For the Three months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows (unaudited) for the Six months ended June 30, 2011 and 2010 (iv) Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income For the Six months ended June 30, 2011 and 2010; (v) Notes to Unaudited Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.