Form 10-Q
period 2011-09-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2011-11-10
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,324,319 shares of Common Stock, par value $2.14 per share, were outstanding at November 10, 2011.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts)

	(unaudited)	(audited)
	9/30/2011	12/31/2010
Assets

Cash and due from banks	$17,429	$11,665
Federal funds sold	8,741	7,094

Total cash and cash equivalents	26,170	18,759

Securities held-to-maturity (fair value of $8,529 in 2011 and $14,601 in 2010)	8,165	14,297
Securities available-for-sale, at fair value	45,153	38,586
Restricted stock, at cost	2,030	2,180
Loans, net of allowance for loan losses of $5,461 in 2011 and $5,467 in 2010	319,315	320,715
Premises and equipment, net	8,813	8,791
Software, net	131	89
Interest receivable	1,524	1,469
Cash value - bank owned life insurance	8,524	5,360
Other real estate owned	5,216	3,440
Income taxes receivable	464	304
Deferred tax asset	1,359	1,899
Other assets	2,576	3,039

Total assets	$429,440	$418,928

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$54,868	$44,272
NOW, money market and savings	233,164	241,176
Time	87,515	82,942

Total deposits	$375,547	$368,390

Repurchase agreements	8,392	7,330

See accompanying notes to these consolidated financial statements

FHLB borrowings	10,000	10,000
Capital notes	7,000	7,000
Interest payable	110	121
Other liabilities	1,032	592

Total liabilities	$402,081	$393,433

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 3,323,743 as of September 30, 2011 and December 31, 2010	7,113	7,113
Additional paid-in-capital	22,742	22,742
Accumulated other comprehensive income (loss)	354	(692)
Retained (deficit)	(2,850)	(3,668)

Total stockholders’ equity	$27,359	$25,495

Total liabilities and stockholders’ equity	$429,440	$418,928

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Interest and Dividend Income
Loans	$4,355	$4,969	$13,212	$14,815
Securities
US Government and agency obligations	239	281	681	1,046
Mortgage backed securities	94	54	357	57
Municipals	140	60	352	190
Dividends	3	2	29	25
Other (Corporates)	—	20	25	85
Federal Funds sold	5	6	18	15

Total interest and dividend income	4,836	5,392	14,674	16,233

Interest Expense
Deposits
NOW, money market savings	353	719	1,429	2,648
Time deposits	436	525	1,293	1,719
Federal Funds purchased	—	—	—	2

FHLB borrowings	75	75	223	249
Reverse repurchase agreements	21	30	55	95
Capital notes 6% due 4/1/2012	105	105	315	315

Total interest expense	990	1,454	3,315	5,028

Net interest income	3,846	3,938	11,359	11,205

Provision for loan losses	1,272	600	2,757	1,435

Net interest income after provision for loan losses	2,574	3,338	8,602	9,770

Other operating income
Mortgage fee income	250	460	779	1,073
Service charges, fees and commissions	320	300	875	1,031
Increase in cash value of life insurance	54	58	164	177
Other	10	38	46	65
Gain on sale or call of securities	566	98	766	320

Total other operating income	1,200	954	2,630	2,666

See accompanying notes to these consolidated financial statements

Other operating expenses
Salaries and employee benefits	1,462	1,759	4,280	5,086
Occupancy	272	268	820	745
Equipment	263	296	780	829
Supplies	91	98	288	281
Professional, data processing, and other outside expense	557	401	1,526	1,182
Marketing	119	78	306	231

Credit expense	44	99	187	236
Loss on sale and/or writedown of OREO and other OREO expenses	452	18	667	54
FDIC insurance expense	145	290	515	675
Other	301	249	711	702

Total other operating expenses	3,706	3,556	10,080	10,021

Income before income taxes	68	736	1,152	2,415

Income tax expense	4	230	334	773

Net Income	$64	$506	$818	$1,642

Weighted average shares outstanding – basic	3,323,743	3,301,262	3,323,743	3,295,813

Weighted average shares outstanding – diluted	3,327,757	3,336,336	3,331,239	3,333,126

Income per common share – basic	$0.02	$0.15	$0.25	$0.50

Income per common share – diluted	$0.02	$0.15	$0.25	$0.49

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine months ended September 30, 2011 and 2010

(dollar amounts in thousands, except per share amounts) (unaudited)

	September 30,
	2011	2010

Cash flows from operating activities
Net Income	$818	$1,642

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	546	616
Net amortization and accretion of premiums and discounts on securities	529	363
(Gain) on sale of available-for-sale securities	(766)	(310)
(Gain) on call of held-to-maturity securities	—	(10)
Loss on sale of assets	—	54
Provision for loan losses	2,757	1,435
Loss on sale of other real estate owned	184	—
Write down on other real estate owned	483	131
(Increase) in cash value of life insurance	(164)	(177)
Stock compensation expense	—	2
Provision for deferred income taxes	—	14
(Increase) decrease in interest receivable	(55)	573
Decrease in other assets	374	515
(Increase) decrease in income taxes receivable	(160)	139
(Decrease) in interest payable	(11)	(66)
(Decrease) increase in other liabilities	440	404

Net cash provided by operating activities	$4,975	$5,325

Cash flows from investing activities
Purchases of securities held-to-maturity	$(1,000)	$0
Proceeds from maturities and calls of securities held-to-maturity	7,000	1,000
Purchases of securities available-for-sale	(49,403)	(31,545)
Proceeds from maturities, calls and paydowns of securities available-for-sale	13,524	6,494
Proceeds from sale of securities available-for-sale	31,267	38,201
Purchases of bank owned life insurance	(3,000)	—
Purchase of Federal Reserve Bank stock	—	(30)
Sale of Federal Home Loan Bank stock	150	111

See accompanying notes to these consolidated financial statements

Proceeds from sale of other real estate owned	1,346	0
Improvements to other real estate owned	(18)	0
Origination of loans, net of principal collected	(5,072)	(5,576)
Recoveries of loans charged-off	33	284
Purchases of premises and equipment	(610)	(241)

Net cash (used in) provided by investing activities	$(5,783)	$8,698

Cash flows from financing activities
Net increase (decrease) in deposits	$7,157	$(11,262)
Net increase (decrease) in repurchase agreements	1,062	(3,398)
Net (decrease) in Federal Home Loan Bank advances	—	(10,000)
Proceeds from exercise of stock options	—	52

Net cash provided by (used in) financing activities	$8,219	$(24,608)

Increase (decrease) in cash and cash equivalents	7,411	(10,585)

Cash and cash equivalents at beginning of period	$18,759	$31,305

Cash and cash equivalents at end of period	$26,170	$20,720

Non cash transactions
Transfer of loans to foreclosed assets	$3,682	$1,185
Fair value adjustment for securities	1,586	1,363

Cash transactions
Cash paid for interest	$3,326	$5,094
Cash paid for taxes	495	1,045

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

(dollars in thousands) (unaudited)

	Total Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2009	2,990,788	$6,400	$20,765	$(2,938)	$(502)	$23,725

Net Income	—	—	—	1,820	—	1,820

Changes in unrealized gains on securities available for sale net of deferred taxes of $24	—	—	—	—	47	47

Reclassification adjustment for gains included in net income, net of income tax expense of $121	—	—	—	—	(237)	(237)

Total other comprehensive (loss)						(190)

Comprehensive Income						1,630

10% Stock dividend	298,942	640	1,910	(2,550)	—	—

Exercise of stock options	34,013	73	65	—	—	138

Stock compensation expense	—	—	2	—	—	2

Balance at December 31, 2010	3,323,743	$7,113	$22,742	$(3,668)	$(692)	$25,495

Net Income	—	—	—	818	—	818

Changes in unrealized gains on securities available for sale net of deferred taxes of $800	—	—	—	—	1,552	1,552

Reclassification adjustment for gains included in net income, net of income tax expense of $260	—	—	—	—	(506)	(506)

Total other comprehensive income						1,046

Comprehensive Income						1,864

Balance at September 30, 2011	3,323,743	$7,113	$22,742	$(2,850)	$354	$27,359

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2010. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2010 included in Financial’s Annual Report on Form 10-K. Results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of 1999 Financial (the “1999 Plan”) are considered dilutive. The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2011 and 2010.

	Three months ended		Year to date
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss)	$64,000	$506,000	$818,000	$1,642,000

Weighted average number of shares	3,323,743	3,301,262	3,323,743	3,295,813
Options effect of incremental shares	4,014	35,074	7,496	37,313

Weighted average diluted shares	3,327,757	3,336,336	3,331,239	3,333,126

Basic EPS (weighted avg shares)	$0.02	$0.15	$0.25	$0.50

Diluted EPS (Including Option Shares)	$0.02	$0.15	$0.25	$0.49

The following table sets forth the incremental shares associated with option shares that were not included in calculating the diluted earnings because their effect was anti-dilutive:

	Three months ended		Year to date
	September 30,		September 30,
	2011	2010	2011	2010
Incremental shares excluded from calculating diluted EPS because their effect was anti-dilutive	247,976	205,548	247,976	205,548

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Note 4 – Stock Based Compensation (continued)

Stock option plan activity for the nine months ended September 30, 2011 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value
Options outstanding, January 1, 2011	284,906	$8.42
Exercised	—	—
Forfeited	(3,636)	$13.71

Options outstanding, September 30, 2011	281,270	$8.35	2.69	$—

Options exercisable, September 30, 2011	281,270	$8.35	2.69	$—

Intrinsic value is calculated by subtracting exercise price of option shares from the market price of underlying shares and multiplying that amount by the number of options outstanding. No intrinsic value exists where the exercise price is greater than the market price on a given date.

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

Note 6 – Fair Value Measurements (continued)

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period (in thousands):

	$00,000	$00,000	$00,000	$00,000
		Carrying Value at September 30, 2011
Description	Balance as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US agency obligations	$24,115	$—	$24,115	$—
Mortgage-backed securities	8,841	—	8,841	—
Municipals	12,197	—	12,197	—

Total available-for-sale securities	$45,153	$—	$45,153	$—

	$00,000	$00,000	$00,000	$00,000
		Carrying Value at December 31, 2010
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US agency obligations	$14,341	$—	$14,341	$—
Mortgage-backed securities	17,762	—	17,762	—
Municipals	5,465	—	5,465	—
Corporates	1,018	—	1,018	—

Total available-for-sale securities	$38,586	$—	$38,586	$—

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

Real estate acquired through foreclosure is transferred to OREO. The measurement of loss associated with OREO is based on the fair value of the collateral compared to the unpaid loan balance and anticipated costs to sell the property. The value of OREO collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate is over one year old, then the fair value is considered Level 3. Any fair value adjustments are recorded in the period incurred and expensed against current earnings.

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period (in thousands).

	$00,000	$00,000	$00,000	$00,000
		Carrying Value at September 30, 2011
Description	Balance as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$15,354	$—	$7,621	$7,733

Other real estate owned	$5,216	$—	$5,216	$—

		Carrying Value at December 31, 2010
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$13,312	$—	$3,205	$10,107

Other real estate owned	$3,440	$—	$3,440	$—

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

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at September 30, 2011 and December 31, 2010 and therefore are not included in the table below.

Note 6 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$17,429	$17,429	$11,665	$11,665
Federal funds sold	8,741	8,741	7,094	7,094
Securities
Available-for-sale	45,153	45,153	38,586	38,586
Held-to-maturity	8,165	8,529	14,297	14,601
Loans, net	319,315	324,871	320,715	323,120
Interest receivable	1,524	1,524	1,469	1,469
BOLI	8,524	8,524	5,360	5,360

Financial liabilities
Deposits	$375,547	$376,486	$368,390	$370,123
FHLB borrowings	10,000	9,733	10,000	10,518
Repurchase agreements	8,392	8,392	7,330	7,330
Capital notes	7,000	6,813	7,000	6,981
Interest payable	110	110	121	121

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

Note 7 – Capital Notes

Financial has issued capital notes in the amount $7,000,000 (the “Notes”). The Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. The first quarterly interest payment on the Notes was paid on July 1, 2009. No principal payments are due until the Notes mature on April 1, 2012. On the maturity date, the principal and all accrued but unpaid interest on the Notes will be due and payable

Note 8 – Investments

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of September 30, 2011 and December 31, 2010 (amounts in thousands):

	$(00,000)	$(00,000)	$(00,000)	$(00,000)
	September 30, 2011
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	(Losses)
Held-to-Maturity
US agency obligations	$8,165	$364	$—	$8,529

Available-for-Sale
US agency obligations	$23,849	$271	$(5)	$24,115
Mortgage-backed securities	8,758	97	(14)	8,841
Municipals	12,009	381	(193)	12,197

	$44,616	$749	$(212)	$45,153

	$(00,000)	$(00,000)	$(00,000)	$(00,000)
	December 31, 2010
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	(Losses)
Held-to-Maturity
US agency obligations	$14,297	$304	$—	$14,601

Available-for-Sale
US agency obligations	$14,758	$24	$(441)	$14,341
Mortgage-backed securities	18,057	1	(296)	17,762
Municipals	5,787	15	(337)	5,465
Other	1,033	—	(15)	1,018

	$39,635	$40	$(1,089)	$38,586

Note 8 – Investments (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010 (amounts in thousands):

	$00,000	$00,000	$00,000	$00,000	$00,000	$00,000
	Less than 12 months		More than 12 months		Total
September 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$1,021	$5	$—	$—	$1,021	$5
Mortgage-backed securities	1,916	14	—	—	1,916	14
Municipals	4,877	193	—	—	4,877	193

Total	$7,814	$212	$—	$—	$7,814	$212

	$00,000	$00,000	$00,000	$00,000	$00,000	$00,000
	Less than 12 months		More than 12 months		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$11,808	$441	$—	$—	$11,808	$441
Mortgage-backed securities	16,740	296	—	—	16,740	296
Municipals	3,178	303	590	34	3,768	337
Corporates	—	—	1,018	15	1,018	15

Total	$31,726	$1,040	$1,608	$49	$33,334	$1,089

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

At September 30, 2011, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of September 30, 2011, the Bank owned 9 securities that were being evaluated for other than temporary impairment. 6 of these securities were S&P rated AAA and 3 were S&P rated AA. As of September 30, 2011, 8 of these securities were obligations of government sponsored entities and 1 was a bank qualified municipal issue.

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

Loan Segments:	Loan Classes:

Commercial	Commercial and industrial loans

Commercial real estate	Commercial mortgages – owner occupied
Commercial mortgages – non-owner occupied
Commercial construction

Consumer	Consumer unsecured
Consumer secured

Residential	Residential mortgages
Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	September 30, 2011	December 31, 2010

Commercial	$63,867	$62,786
Commercial real estate	146,255	143,428
Consumer	69,799	68,289
Residential	44,855	51,679

Total loans	324,776	326,182

Less allowance for loan losses	5,461	5,467

Net loans	$319,315	$320,715

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

Note 9 – Loans and allowance for loan losses and OREO (continued)

Financing Receivables on Non-Accrual Status

(dollars in thousands)

	As of
	September 30, 2011	December 31, 2010
Commercial	$4,044	$756
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	2,269	1,157
Commercial Mortgages-Non-Owner Occupied	1,571	2,504
Commercial Construction	549	923
Consumer
Consumer Unsecured	—	83
Consumer Secured	1,062	1,153
Residential:
Residential Mortgages	1,384	1,725
Residential Consumer Construction	—	65

Totals	$10,879	$8,366

We also classify other real estate owned (OREO) as a nonperforming asset. OREO, which is accounted for in the “other assets” section of the Consolidated Balance Sheets, represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. OREO increased to $5,216,000 on September 30, 2011 from $3,440,000 on December 31, 2010. The following table represents the changes in OREO balance during the nine months ended September 30, 2011.

OREO Changes

(Dollars in Thousands)

Nine months ended September 30, 2011
Balance at the beginning of the year (gross)	$3,440
Transfers from loans	3,682
Transfer from premises and equipment	—
Capitalized costs	18
Charge-Offs	(394)
Sales proceeds	(1,346)
Gain (loss) on disposition	(184)

Balance at the end of the period (gross)	$5,216

Less valuation allowance	—
Balance at the end of the period (net)	$5,216

Note 9 – Loans and allowance for loan losses and OREO (continued)

	Impaired Loans (dollars in thousands)
	For the Nine months Ended September 30, 2011
2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$5,341	$5,557	$—	$9,970	$194
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,112	2,686	—	2,408	69
Commercial Mortgage Non-Owner Occupied	2,189	2,201	—	4,072	87
Commercial Construction	1,577	1,577	—	1,221	41
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	956	1,295	—	661	4
Residential
Residential Mortgages	625	906	—	514	10
Residential Consumer Construction	—	—	—	33	—

With An Allowance Recorded:
Commercial	$3,243	$3,313	$564	$2,307	$84
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,780	3,963	526	4,447	157
Commercial Mortgage Non-Owner Occupied	4,758	4,810	513	2,942	145
Commercial Construction	582	594	132	1,895	10
Consumer
Consumer Unsecured	—	—	—	286	—
Consumer Secured	1,049	1,062	492	753	37
Residential
Residential Mortgages	2,189	2,454	244	1,981	77
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$8,584	$8,870	$564	$12,277	$278
Commercial Real Estate
Commercial Mortgages-Owner Occupied	5,892	6,649	526	6,855	226
Commercial Mortgage Non-Owner Occupied	6,947	7,011	513	7,014	232
Commercial Construction	2,159	2,171	132	3,116	51
Consumer
Consumer Unsecured	—	—	—	286	—
Consumer Secured	2,005	2,357	492	1,414	41
Residential
Residential Mortgages	2,184	3,360	244	2,495	87
Residential Consumer Construction	—	—	—	33	—

	$28,401	$30,418	$2,471	$33,490	$915

Note 9 – Loans and allowance for loan losses and OREO (continued)

	Impaired Loans (dollars in thousands)
	For the Year Ended December 31, 2010
2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$14,598	$14,787	$—	$14,794	$687
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,703	2,729	—	2,740	177
Commercial Mortgage Non-Owner Occupied	5,955	6,569	—	6,035	171
Commercial Construction	864	864	—	876	45
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	366	660	—	371	13
Residential
Residential Mortgages	403	613	—	406	8
Residential Consumer Construction	65	68	—	66	1

With An Allowance Recorded:
Commercial	$1,371	$1,371	$195	$1,388	$82
Commercial Real Estate
Commercial Mortgages-Owner Occupied	5,114	5,144	1,218	5,184	177
Commercial Mortgage Non-Owner Occupied	1,125	1,132	53	1,141	21
Commercial Construction	3,208	3,355	437	3,252	103
Consumer
Consumer Unsecured	572	589	75	578	15
Consumer Secured	456	456	195	461	25
Residential
Residential Mortgages	1,772	1,923	257	1,794	124
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$15,969	$16,158	$195	$16,182	$769
Commercial Real Estate
Commercial Mortgages-Owner Occupied	7,817	7,873	1,218	7,924	354
Commercial Mortgage Non-Owner Occupied	7,080	7,701	53	7,176	192
Commercial Construction	4,072	4,219	437	4,128	148
Consumer
Consumer Unsecured	572	589	75	578	15
Consumer Secured	822	1,116	195	832	38
Residential
Residential Mortgages	2,175	2,536	257	2,200	132
Residential Consumer Construction	65	68	—	66	1

	$38,572	$40,260	$2,430	$39,086	$1,649

Note 9 – Loans and allowance for loan losses and OREO (continued)

	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands) For the Nine months Ended September 30, 2011
2011	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:
Beginning Balance	$473	$2,897	$1,207	$890	$5,467
Charge-offs	(498)	(1,519)	(541)	(238)	(2,796)
Recoveries	8	—	23	2	33
Provision	1,068	1,158	383	148	2,757

Ending Balance	1,051	2,536	1,072	802	5,461

Ending Balance: Individually evaluated for impairment	$564	$1,171	$492	$244	$2,471

Ending Balance: Collectively evaluated for impairment	487	1,367	578	558	2,990

Totals:	$1,051	$2,538	$1,070	$802	$5,461

Financing Receivables:

Ending Balance: Individually evaluated for impairment	8,584	14,998	2,005	2,814	28,401

Ending Balance: Collectively evaluated for impairment	55,283	131,257	67,794	42,041	296,375

Totals:	$63,867	$146,255	$69,799	$44,855	$324,776

Note 9 – Loans and allowance for loan losses and OREO (continued)

	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands) For the Year Ended December 31, 2010
2010	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:

Ending Balance: Individually evaluated for impairment	$195	$1,708	$270	$257	$2,430

Ending Balance: Collectively evaluated for impairment	278	1,189	937	633	3,037

Totals:	$473	$2,897	$1,207	$890	$5,467

Financing Receivables:

Ending Balance: Individually evaluated for impairment	15,969	18,969	1,394	2,240	38,572

Ending Balance: Collectively evaluated for impairment	46,817	124,459	66,895	49,439	287,610

Totals:	$62,786	$143,428	$68,289	$51,679	$326,182

	Age Analysis of Past Due Financing Receivables as of September 30, 2011 (dollars in thousands)
2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days & Accruing
Commercial	$333	$—	$4,043	$4,376	$59,491	$63,867	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	844	212	2,040	3,096	58,491	61,587	—
Commercial Mortgages-Non-Owner Occupied	2,408	—	1,571	3,979	70,234	74,213	—

Commercial Construction	—	—	549	549	9,906	10,455	—

Consumer:

Consumer Unsecured	4	10	—	14	3,073	3,087	—

Consumer Secured	143	120	1,052	1,315	65,397	66,712	—

Residential:

Residential Mortgages	605	—	1,246	1,851	40,399	42,250	—
Residential Consumer Construction	—	—	—	—	2,605	2,605	—

Total	$4,337	$342	$10,501	$11,866	$309,596	$324,776	$—

Note 9 – Loans and allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Financing Receivables as of December 31, 2010 (dollars in thousands)
2010	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days & Accruing
Commercial	$726	$180	$576	$1,482	$61,304	$62,786	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	1,390	299	553	2,242	62,120	64,362	—
Commercial Mortgages-Non-Owner Occupied	1,169	253	2,503	3,925	62,619	66,544	—

Commercial Construction	—	—	923	923	11,599	12,522	—

Consumer:

Consumer Unsecured	8	—	83	91	2,824	2,915	—

Consumer Secured	564	230	731	1,525	63,849	65,374	—

Residential:

Residential Mortgages	1,072	68	793	1,933	39,834	41,767	—
Residential Consumer Construction	—	—	65	65	9,847	9,912	—

Total	$4,929	$1,030	$6,227	$12,186	$313,996	$326,182	$—

	Credit Quality Information - by Class September 30, 2011 (dollars in thousands)
	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$51,267	$3,220	$3,085	$6,131	$164	$63,867
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	50,405	4,417	1,168	5,450	147	61,587
Commercial Mortgages-Non-Owner Occupied	61,673	3,849	1,744	6,947	—	74,213
Commercial Construction	8,190	106	—	2,159	—	10,455

Consumer
Consumer Unsecured	3,087	—	—	—	—	3,087
Consumer Secured	63,984	489	306	1,933	—	66,712
Residential:
Residential Mortgages	38,870	333	233	2,814	—	42,250
Residential Consumer Construction	2,605	—	—	—	—	2,605

Totals	$280,081	$12,414	$6,536	$25,434	$311	$324,776

Note 9 – Loans and allowance for loan losses and OREO (continued)

	Credit Quality Information - by Class December 31, 2010 (dollars in thousands)
	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$41,328	$2,732	$9,471	$9,075	$180	$62,786
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	50,485	5,535	1,378	6,814	150	64,362
Commercial Mortgages-Non-Owner Occupied	52,004	2,337	6,354	5,849	—	66,544
Commercial Construction	7,571	855	1,446	2,650	—	12,522

Consumer
Consumer Unsecured	2,805	—	1	34	75	2,915
Consumer Secured	63,225	475	349	1,325	—	65,374
Residential:
Residential Mortgages	38,504	77	—	3,014	172	41,767
Residential Consumer Construction	9,475	—	372	65	—	9,912

Totals	$265,397	$12,011	$19,371	$28,826	$577	$326,182

Troubled Debt Restructurings

For the Nine months Ended September 30, 2011
(dollars in thousands)
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial Real Estate	5	$3,345,376	$3,345,376

The five contracts referenced above were modified in the form of interest rate reductions. After modification, each loan was individually reevaluated for impairment. As a result of the evaluation, it was determined that there was no additional impact to the allowance for loan loss.

There were no loan modifications during the three months ended September 30, 2011.

For the Nine months Ended September 30, 2011 (dollars in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment

Commercial	1	$182,592
Consumer	1	29,999
Residential	2	482,097

Total	4	$694,688

There were no Troubled Debt Restructurings that defaulted during the three months ended September 30, 2011.

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

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into an entity’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, were required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

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

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All

Note 11 – Recent Accounting Pronouncements (continued)

remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The Company complied with this Rule beginning with the filing of the June 30, 2011 Form 10-Q.

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has adopted ASU 2011-02 and included the required disclosures in its consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income

Note 11 – Recent Accounting Pronouncements (continued)

as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The Company is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

In August 2011, the SEC issued Final Rule No. 33-9250, “Technical Amendments to Commission Rules and Forms related to the FASB’s Accounting Standards Codification.” The SEC has adopted technical amendments to various rules and forms under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940. These revisions were necessary to conform those rules and forms to the FASB Accounting Standards Codification. The technical amendments include revision of certain rules in Regulation S-X, certain items in Regulation S-K, and various rules and forms prescribed under the Securities Act, Exchange Act and Investment Company Act. The Release was effective as of August 12, 2011. The adoption of the release did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently assessing the impact that ASU 2011-08 will have on its consolidated financial statements.

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

Rustburg, Virginia. In March, 2011 the Bank purchased certain real property near the intersection of Routes 501 and 24 in Rustburg, Virginia. The structure on the property is being demolished and removed. The Bank does not anticipate opening a branch at this location prior to the first quarter of 2013. The Bank has installed an ATM in a local municipal building in order to establish a presence in this market until the branch has been established.

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

September 30, 2011 (in thousands)
Commitments to extend credit	$47,859
Letters of Credit	914

Total	$48,773

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of September 30, 2011 and December 31, 2010 and the results of operations of Financial for the three month and nine month periods ended September 30, 2011 and 2010. This discussion should be read in conjunction with the financial statements included elsewhere herein and should be read in the context of the length of time for which the Bank has been operating.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

September 30, 2011 as Compared to December 31, 2010

Total assets were $429,440,000 on September 30, 2011 compared with $418,928,000 at December 31, 2010, an increase of 2.51%. The increase in total assets is due primarily to an increase in Federal funds sold and securities available-for-sale resulting from an increase in deposits, as explained in the following paragraph.

Total deposits increased from $368,390,000 as of December 31, 2010 to $375,547,000 on September 30, 2011, an increase of 1.94%. This increase occurred because of the Bank’s increased efforts to obtain lower cost demand deposits and the Bank’s increased presence in the market.

Total loans decreased to $324,776,000 on September 30, 2011 from $326,182,000 on December 31, 2010. Loans, net of unearned income and allowance, decreased to $319,315,000 on September 30, 2011 from $320,715,000 on December 31, 2010, a decrease of 0.44%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	September 30, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage
Commercial	$63,867	19.67%	$62,786	19.25%
Commercial Real Estate	146,255	45.02%	143,428	43.97%
Consumer	69,799	21.50%	68,289	20.94%
Residential	44,855	13.81%	51,679	15.84%

Total loans	$324,776	100.00%	$326,182	100.00%

Total nonperforming assets, which consist of non-accrual loans and other real estate owned (“OREO”) increased to $16,005,000 on September 30, 2011 from $11,806,000 on December 31, 2010. This increase was primarily due to an increase in non-accrual (or nonperforming) loans. Non-accrual loans increased 28.97% to $10,789,000 on September 30, 2011 from $8,366,000 on December 31, 2010. The increase largely resulted from the reclassification in the quarter ended June 30, 2011 of two relationships related to real estate development. As discussed in more detail below under “Results of Operations—Allowance for Loan Losses”, management has provided for the anticipated losses on these loans in the loan loss reserve. If interest on non-accrual loans had been accrued, such interest on a cumulative basis would have approximated $1,356,000 and $1,059,000, as of September 30, 2011 and December 31, 2010, respectively. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the non-performing loan totals listed above.

OREO represents real property owned by the Bank acquired either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. On December 31, 2010, the Bank was carrying 15 OREO properties on its books at a value of $3,440,000. During the nine months ended September 30, 2011, the Bank acquired 24 additional OREO properties and disposed of 17 OREO properties, and as of September 30, 2011 the Bank is carrying 22 OREO properties at a value of $5,216,000. The OREO properties are available for sale and are being actively marketed on the Bank’s website and through other means.

The Bank had loans in the amount of $3,345,000 at September 30, 2011 classified as performing Troubled Debt Restructurings (“TDRs”) as compared to $4,987,000 at December 31, 2010. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

Cash and cash equivalents increased to $26,170,000 on September 30, 2011 from $18,759,000 on December 31, 2010. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). This increase is due primarily to an increase in cash and due from banks from $11,665,000 at December 31, 2010 to $17,429,000 at September 30, 2011. Cash and cash equivalents can vary due to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, both of which are subject to fluctuations.

Because of the call of five bonds, securities held-to-maturity decreased to $8,165,000 on September 30, 2011 from $14,297,000 on December 31, 2010. Securities available-for-sale increased to $45,153,000 on September 30, 2011, from $38,586,000 December 31, 2010. During the nine months ended September 30, 2011 the Bank received $13,524,000 in proceeds from maturities and/or calls of securities available-for-sale and $31,267,000 in proceeds from the sale of securities available-for-sale. The Bank purchased $49,403,000 in securities available-for sale during the same period. The increase from December 31, 2010 in securities available-for-sale was primarily due to the investment of funds received from an increase in deposit accounts and the reinvestment of proceeds from called securities held-to-maturity.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $1,222,000 at September 30, 2011 and $1,372,000 at December 31, 2010, a decrease of $150,000 or10.94%. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The FHLBA has resumed the repurchase of limited amounts of Subclass B1 and B2 stock after temporarily suspending this activity during the financial crisis of 2008-2009.

Liquidity and Capital

At September 30, 2011, Financial had liquid assets of approximately $71,323,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold and available-for-sale investments. Management believes that liquid assets were adequate at September 30, 2011. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, the Bank has the ability to purchase federal funds on the open market and borrow from the Federal Reserve Bank’s discount window, if necessary.

In connection with a private placement of unregistered debt securities, Financial issued capital notes in the amount $7,000,000 (the “Notes”) in 2009. The Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. No principal payments are due until the Notes mature on April 1, 2012, the date on which the Notes mature and the principal and all accrued but unpaid interest on the Notes will be due and payable. During the three and nine months ended September 30, 2011, Financial made interest payments on the Notes totaling $105,000 and $315,000, respectively.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material negative impact on Financial’s short-term or long-term liquidity.

At September 30, 2011, the Bank had a leverage ratio of 7.75%, a Tier 1 risk-based capital ratio of 10.55% and a total risk-based capital ratio of 11.80%. As of September 30, 2011 and December 31, 2010 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of September 30, 2011 and December 31, 2010:

Bank Level Only Capital Ratios

Analysis of Capital (in 000’s)	September 30, 2011	December 31, 2010
Tier 1 Capital:
Common stock	$3,743	$3,742
Surplus	19,325	19,325
Retained earnings	10,284	9,049

Total Tier 1 capital	$33,352	$32,116

Tier 2 Capital:
Allowance for loan losses	$3,971	$3,989

Total Tier 2 Capital:	$3,971	$3,989

Total risk-based capital	$37,323	$36,105

Risk weighted assets	$316,227	$317,606

Average total assets	$430,377	$423,349

	Actual		Regulatory Benchmarks
	September 30, 2011	December 31, 2010	For Capital Adequacy Purposes	For Well Capitalized Purposes
Capital Ratios:
Tier 1 capital to average total assets ratio (leverage ratio)	7.75%	7.59%	4.00%	5.00%
Tier 1 risk based capital ratio	10.55%	10.11%	4.00%	6.00%
Total risk-based capital ratio	11.80%	11.37%	8.00%	10.00%

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

Results of Operations

Comparison of the Three and nine months Ended September 30, 2011 and 2010

Earnings Summary

Financial had net income of $64,000 and $818,000 for the three and nine months ended September 30, 2011 compared to $506,000 and $1,642,000 for the comparable periods in 2010. The basic and diluted earnings per common share for the three and nine months ended September 30, 2011 were $0.02 and $0.25, compared to basic and diluted earnings per share of $0.15 for the three months ended September 30, 2010 and basic and diluted earnings per share of $0.50 and $0.49, respectively for the nine months ended September 30, 2010. All earnings per share amounts have been adjusted to reflect the 10% stock dividend paid by Financial in July 2010 and all prior stock dividends.

The decrease in net income was due in large part to the increased provision to the allowance for loan loss reserve as discussed in more detail below (See “Allowance for Loan Losses”).

These operating results represent an annualized return on stockholders’ equity of 0.94% and 4.12% for the three and nine months ended September 30, 2011, compared with 7.91% and 8.87% for the same periods in 2010. The Company had an annualized return on average assets for the three and nine months ended September 30, 2011 of 0.06% and 0.26%, compared with 0.49% and 0.53% for three and nine months ended September 30, 2010.

Interest Income, Interest Expense, and Net Interest Income

Interest income decreased to $4,836,000 and $14,674,000 for the three and nine months ended September 30, 2011 from $5,392,000 and $16,233,000 for the same periods in 2010, a decrease of 10.31% and 9.60%, respectively. Interest income decreased primarily because the rate on total average earning assets decreased from 5.62% and 5.66% for the three month and nine month periods ended September 30, 2010 to 4.84% and 4.97% for the three and nine months ended September 30, 2011. The rate on total average earning assets decreased in part because the Bank invested a greater percentage of its earning assets in investment securities and federal funds rather than loans and because the average yield on loans decreased both quarterly and year to date. Although management cannot be certain, management expects that interest rates will remain near historic lows for the remainder of 2011 and may negatively impact our interest income.

Interest expense decreased to $990,000 and $3,315,000 for the three and nine months ended September 30, 2011 from $1,454,000 and $5,028,000 for the same periods in 2010, a decrease of 31.91% and 34.07%, respectively. This significant decrease in interest expense resulted in large part from a decrease in the rate paid on balances on deposits. The Bank’s average rate paid on deposits was 1.57% and 1.84% during the three and nine month periods ended September 30, 2010 as compared to 0.96% and 1.12% for the same periods in 2011. This resulted from management’s efforts to minimize the Bank’s interest expense and maximize its net interest margin.

The fundamental source of the Bank’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and nine months ended September 30, 2011 was $3,846,000 and $11,359,000 compared with $3,938,000 and $11,205,000 for the same periods in 2010. The decrease in net interest income for the three months ended September 30, 2011 as compared with the comparable three month period in 2010 was due to interest earning assets repricing downward faster than interest bearing liabilities. During the first quarter of 2011, the opposite occurred and interest bearing liabilities priced downward faster than interest earning assets, which resulted in an increase in net interest income for the nine months ended September 30, 2011 as compared to the same period in 2010. The net interest margin was 3.84% and 3.85% for the three and nine months ended September 30, 2011, down from 3.91% and 4.10% in the same periods a year ago.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I on page 42.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency. Non-interest income exclusive of gains on sales of securities decreased to $634,000 and $1,864,000 for the three and nine months ended September 30, 2011 from $856,000 and $2,346,000 for the three and nine months ended September 30, 2010. This decrease for the three and nine months ended September 30, 2011 as compared to the same periods last year was due primarily to a decrease in service charges and fees on deposit accounts and a decrease in mortgage fee income. Gains on sales of securities increased to $566,000 and $766,000 for the three and nine months ended September 30, 2011 as compared to $98,000 and $320,000 for the comparable periods in 2010.

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

Management anticipates that residential mortgage rates will remain near the current historic lows for the remainder of 2011. Management expects that low rates coupled with the Mortgage division’s reputation in Region 2000 will allow us to continue to grow revenue at the Mortgage division. Revenue from mortgage origination fees decreased in the three month period ended September 30, 2011 as compared to the same period for 2010. Management believes that regulatory pressure may result in a decreased number of competitors to the Mortgage division and this could result in an increase in market share.

Our Investment division provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. The Investment division’s financial impact on our consolidated revenue has been immaterial. Although management cannot predict the financial impact of Investment with certainty, management anticipates the Investment division’s impact on noninterest income will remain immaterial in 2011.

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

Non-Interest Expense

Non-interest expense for the three and nine months ended September 30, 2011 increased to $3,706,000 and $10,080,000, or 4.22% and 0.59%, respectively, from $3,556,000 and $10,021,000 for the comparable periods in 2010. This slight increase in non-interest expense from the comparable period in 2010 can be attributed to increased occupancy and outside expenses, the loss on sale of OREO and OREO related expenses, and a one-time expense related to the settlement of an investigation by the Division of

Securities and Retail Franchising of the Virginia State Corporation Commission as discussed under “Other Information” below. The increased non-interest expenses were offset in part by a decrease in compensation expense, which resulted primarily from a decrease in commission expense as well as the Bank’s decision to restructure certain departments and the resulting reduced staffing.

Total personnel expense was $1,462,000 and $4,280,000 for the three and nine month periods ended September 30, 2011 as compared to $1,759,000 and $5,086,000 for the same periods in 2010. Compensation for some employees of the Mortgage division and the Investment division is commission-based and therefore subject to fluctuation.

During the quarter and nine months ended September 30, 2011, the FDIC premium expense decreased to $145,000 and $515,000 from $290,000 and $675,000 for the three and nine months ended September 30, 2010. FDIC assessment payments have decreased primarily because the FDIC changed the asset base on which the assessments are calculated.

Allowance for Loan Losses

The provision to the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. Based on the application of the loan loss calculation, the Bank provided $1,272,000 and $2,757,000 to the allowance for loan loss for the three and nine months ended September 30, 2011 compared to provisions of $600,000 and $1,435,000 for the comparable periods in 2010.

The increase in the loan loss provision for the quarter ended September 30, 2011 as compared to the same quarter in 2010 was due to the following factors:

•

The quality of certain assets, primarily commercial development loans and residential speculative housing construction loans, were impacted by a decline in the value of the collateral supporting the loans. Management’s evaluation of these asset classes resulted in the increased provision in the quarter ended September 30, 2011.

•

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. The analysis resulted in a increase in the provision for the quarter ended September 30, 2011 as compared to the same quarter in 2010.

Management believes that the current allowance for loan loss of $5,461,000 (or 1.68% of total loans) at September 30, 2011, as compared to $5,467,000 (or 1.68% of total loans) as of December 31, 2010 remains adequate.

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended September 30, (in thousands)		Nine months ended September 30, (in thousands)
	2011	2010	2011	2010

Balance, beginning of period	$4,970	$4,708	$5,467	$4,288
Provision for loan losses	1,272	600	2,757	1,435
Loans charged off	(791)	(363)	(2,796)	(1,052)
Recoveries of loans charged off	10	10	33	284

Net Charge Offs	(781)	(353)	(2,763)	(768)

Balance, end of period	$5,461	$4,955	$5,461	$4,955

The slight decrease in the balance in the allowance for loan loss reserve as of September 30, 2011 as compared to December 31, 2010 resulted from the charge-offs of loans with specific reserves that occurred in the first nine months of 2011.

Net charge offs increased from $353,000 and $768,000 for the three and nine months ended September 30, 2010 to $781,000 and $2,763,000 for the same periods in 2011. Charged off loans, which are loans that management deems uncollectible, are written against the loan loss reserve and constitute a realized loss. While a charged off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. The increase in net charge offs resulted primarily from two commercial relationships that the Bank determined were uncollectible.

Income Taxes

For the three and nine months ended September 30, 2011, Financial had an income tax expense of $4,000 and $334,000 respectively.

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

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended September 30, 2011 and 2010

	2011			2010
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$323,000	$4,355	5.35%	$327,354	$4,969	6.02%
Federal funds sold	9,467	5	0.21%	9,361	6	0.25%
Securities (3)	61,937	473	3.03%	41,913	415	3.94%
Federal agency equities	1,947	3	0.61%	2,200	2	0.18%
CBB equity	116	—	—	116	—	—

Total earning assets	396,467	4,836	4.84%	380,944	5,392	5.62%

Allowance for loan losses	(4,718)			(4,788)
Non-earning assets	38,336			35,690

Total assets	$430,085			$411,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$65,466	$86	0.52%	$56,626	$145	1.02%
Savings	172,748	266	0.61%	175,902	574	1.29%
Time deposits	86,888	437	2.00%	82,057	525	2.54%

Total interest bearing deposits	325,102	789	0.96%	314,585	1,244	1.57%

Other borrowed funds
Repurchase agreements	9,063	21	0.92%	8,581	30	1.39%
Other borrowings	10,000	75	2.98%	10,000	75	2.98%
Capital Notes	7,000	105	6.00%	7,000	105	6.00%

Total interest-bearing liabilities	351,165	990	1.12%	340,166	1,454	1.70%

Non-interest bearing deposits	51,796			46,060
Other liabilities	212			231

Total liabilities	403,173			386,457

Stockholders’ equity	26,912			25,389

Total liabilities and Stockholders equity	$430,085			$411,846

Net interest income		$3,846			$3,938

Net interest margin			3.85%			4.10%

Interest spread			3.72%			3.92%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with nonaccrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

Net Interest Margin Analysis

Average Balance Sheets

For the Nine months Ended September 30, 2011 and 2010

	2011			2010
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$324,895	$13,212	5.44%	$327,336	$14,815	6.05%
Federal funds sold	9,785	18	0.25%	7,593	15	0.26%
Securities (3)	58,281	1,415	3.25%	45,879	1,378	4.02%
Federal agency equities	2,006	29	1.93%	2,200	25	1.46%
CBB equity	116	—	—	116	—	—

Total earning assets	395,083	14,674	4.97%	383,124	16,233	5.66%

Allowance for loan losses	(5,156)			(4,599)
Non-earning assets	37,631			34,806

Total assets	$427,558			$413,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$63,757	$287	0.60%	$52,791	$428	1.08%
Savings	178,748	1,142	0.85%	180,292	2,220	1.65%
Time deposits	83,682	1,294	2.07%	83,416	1,719	2.76%

Total interest bearing deposits	326,187	2,723	1.12%	316,499	4,367	1.84%

Other borrowed funds
Federal funds purchased	13	—	—	315	2	0.85%
Repurchase agreements	8,149	55	0.90%	8,967	95	1.42%
Other borrowings	10,000	222	2.97%	11,282	249	2.95%
Capital Notes	7,000	315	6.00%	7,000	315	6.00%

Total interest-bearing liabilities	351,349	3,315	1.26%	344,063	5,028	1.95%

Non-interest bearing deposits	49,390			44,370
Other liabilities	260			161

Total liabilities	400,999			388,594

Stockholders’ equity	26,559			24,737

Total liabilities and Stockholders equity	$427,558			$413,331

Net interest income		$11,359			$11,205

Net interest margin			3.84%			3.91%

Interest spread			3.71%			3.71%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with nonaccrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

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

There have been no significant changes during the quarter ended September 30, 2011, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. [Removed and Reserved]

Item 5. Other Information

The Division of Securities and Retail Franchising (the “Division”) of the Virginia State Corporation Commission (the “SCC”) conducted an investigation of BOTJ Investment Group, Inc. (“Investment Group”), a subsidiary of Bank of the James Financial Group, Inc. (the “Company”), and others, including Community Bankers Securities, LLC (“CBS”) and several individuals.

The Investment Group subsidiary has not operated since February 2010. The investigation was related to the offer and sale of certain securities to Virginia residents through private placements, including those issued by Medical Capital Holdings, Inc. and its affiliates. The Division alleged that Investment Group violated certain provisions of the Virginia Securities Act with respect to the offer and/or sale of the Medical Capital securities and therefore is responsible for the losses incurred by investors. On November 10, 2011, the SCC, Case No. SEC-2010-00082, entered a Settlement Order (the “Order”). Pursuant to the Order, Investment Group was ordered, among other things, to pay restitution to certain purchasers of Medical Capital securities in an aggregate amount equal to its assets as of October 18, 2011, which as of that date totaled $218,000, within 90 days of the entry of the Order. Investment Group intends to fully comply with the Order. If Investment Group does not comply with the order to pay restitution, it will be required to pay a penalty to the SCC. The Company understands that the Order is a full and final settlement of the Division’s investigation of Investment Group’s role in the offer of the foregoing securities.

Investment Group’s compliance with the financial terms of the Order is reflected in the Company’s write off of its investment in Investment Group during the quarter ended September 30, 2011, which resulted in a pretax charge of $218,000.

The Division made no allegations of wrongdoing against either the Company or its Bank of the James subsidiary, and neither is a party to the Order.

Item 6. Exhibits

The following are filed as Exhibits to this Form 10-Q:

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2011

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2011

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 10, 2011

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income(unaudited) For the Three months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows (unaudited) for the Nine months ended September 30, 2011 and 2010 (iv) Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income For the Nine months ended September 30, 2011 and 2010; (v) Notes to Unaudited Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: November 10, 2011	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President (Principal Executive Officer)

Date: November 10, 2011	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2011

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2011

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 10, 2011

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010 (audited); (ii) Consolidated Statements of Income(unaudited) For the Three months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows (unaudited) for the Nine months ended September 30, 2011 and 2010 (iv) Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income For the Nine months ended September 30, 2011 and 2010; (v) Notes to Unaudited Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.