Form 10-K
period 2011-12-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2012-03-20
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

BANK OF THE JAMES FINANCIAL

GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Commission file number 001-35402

Virginia	20-0500300
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

828 Main Street, Lynchburg, VA	24504
(Address of Principal Executive Offices)	(Zip Code)

(434) 846-2000

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $2.14 par value	The NASDAQ Capital Markets

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate value of the voting common equity held by nonaffiliates as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $16,240,928 based on the price at which the common stock last sold on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $2.14 par value as of March 20, 2012 was approximately 3,342,415.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2012 Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 15, 2012, are incorporated by reference into Part III of this Form 10-K

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

In addition, Financial provides securities brokerage services through BOTJ Investment, a division of the Bank and acts as an agent for insurance and annuity products through BOTJ Insurance, Inc., a wholly-owned subsidiary of the Bank. The operating results of these business operations have not had a material impact on our financial performance and are not considered principal activities of Financial at this time.

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

•

Commercial Real Estate Mortgage. We make loans to borrowers secured by commercial real estate. In underwriting these types of loans we consider the historic and projected future cash flows of the real estate.

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

The Bank intends to introduce new products and services desired by the public and as permitted by the regulatory authorities. The Bank remains committed to meeting the challenges that require technology. The Bank provides its customers with access to the latest technological products, such as telephone banking and internet banking, including on-line bill pay. This service allows customers to handle routine transactions using a standard touch tone telephone and via the internet at the Bank’s website. The Bank recently released an application that enables customers to transact banking business on smartphones and other mobile devices.

Mortgage Banking. The Bank, through Bank of the James Mortgage, a Division of Bank of the James (the “Mortgage Division”) originates conforming and non-conforming home mortgages primarily in the Region 2000 area. As part of the Bank’s overall risk management strategy, the loans originated and closed by the Mortgage Division are pre-sold to major mortgage banking or other financial institutions. Effective April 1, 2011, the Mortgage Division began funding these pre-sold loans. The loans are transferred promptly, typically within 2 to 3 business days, to the buyer for a pre-arranged price. Management believes that there is acceptable risk associated with this arrangement.

Other Activities

We provide brokerage and investment services through the Bank’s Investment division (“Investment”). The Investment division provides securities brokerage services to Bank customers and others through an agreement with Infinex Financial Group, LLC (“Infinex”), a registered broker-dealer. Under our agreement, Infinex operates a service center at 615 Church Street, Lynchburg, Virginia. To date the operating results of the Investment division have not had a material impact on our financial performance.

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

Employees

As of March 20, 2012, we had approximately 120 full-time equivalent employees. None of our employees are represented by any collective bargaining agreements, and relations with employees are considered excellent. We maintain employee benefit programs that include health insurance, a flexible spending account, and a 401(k) plan.

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

Total population in the market area equals approximately 252,000. According to the U.S. Census, in 2010 the populations of the localities in the Region 2000 market area were approximately as follows: City of Lynchburg – 76,000; Amherst County – 32,000; Appomattox County – 15,000; Bedford County (including the City of Bedford) – 74,000; Campbell County (including the Town of Altavista) – 55,000. The area is serviced by one daily newspaper and a number of radio and television stations providing diverse media outlets. Median family income in Region 2000 has risen over the past ten years.

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

Limits on the Payment of Dividends. Financial is a legal entity, separate and distinct from the Bank. Financial currently does not have any significant sources of revenue other than cash dividends paid to it by its subsidiaries. Both Financial and the Bank are subject to laws and regulations that limit the payment of cash dividends, including requirements to maintain capital at or above regulatory minimums. As a bank that is a member of the Federal Reserve System (“state member bank”), the Bank must obtain prior written approval for any cash dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years.

Banking regulators have indicated that Virginia banking organizations should generally pay dividends only (1) from net undivided profits of the bank, after providing for all expenses, losses, interest and taxes accrued or due by the bank and (2) if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. In addition, the FDIA prohibits insured depository institutions such as the Bank from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become undercapitalized as defined in the statute. In addition, the Federal Reserve is authorized to determine under certain circumstances relating to the financial condition of a bank that the payment of dividends would be an unsafe and unsound practice and to prohibit payment thereof. The payment of dividends that deplete a bank’s capital base could be deemed to constitute such an unsafe and unsound banking practice. The Federal Reserve has indicated that banking organizations generally pay dividends only out of current operating earnings. In addition, under Virginia law, no dividend may be declared or paid out of a Virginia bank’s paid-in capital. The Bank may be prohibited under Virginia law from the payment of dividends if the Virginia Bureau of Financial Institutions determines that a limitation of dividends is in the public interest and is necessary to ensure the Bank’s financial soundness, and may also permit the payment of dividends not otherwise allowed by Virginia law.

The Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Reform Act”) was signed into law. The Dodd-Frank Reform Act represents a significant overhaul of many aspects of the regulation of the financial services industry, although many of its provisions (e.g., the interchange and trust preferred capital limitations) apply to companies that are significantly larger than Financial. The Dodd-Frank Reform Act directs applicable regulatory authorities to promulgate regulations implementing its provisions, and its effect on Financial and on the financial services industry as a whole will be clarified as those regulations are issued. Major elements of the Dodd-Frank Reform Act include:

•

The Dodd-Frank Reform Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling on the size of the DIF and increased the floor applicable to the size of the DIF. The Dodd-Frank Act also made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provided unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

•

The Dodd-Frank Reform Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•	The Dodd-Frank Reform Act required new disclosure relating to executive compensation and corporate governance.

•

The Dodd-Frank Reform Act implemented amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations.

•

The Dodd-Frank Reform Act established the Financial Stability Oversight Council, which will be responsible for identifying and monitoring systemic risks posed by financial firms, activities, and practices.

•

The Dodd-Frank Reform Act amended the Electronic Fund Transfer Act (EFTA) to, among other things, require that debit card interchange fees must be reasonable and proportional to the actual cost incurred by the issuer with respect to the transaction. In June 2011, the Federal Reserve Board adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements additional fraud-prevention standards. Although issuers that have assets of less than $10 billion are exempt from the Federal Reserve Board’s regulations that set maximum interchange fees, these regulations are expected to significantly affect the interchange fees that financial institutions with less than $10 billion in assets are able to collect.

•	The Dodd-Frank Reform Act eliminated (over time) the inclusion of trust preferred securities as a permitted element of Tier 1 capital.

•	The Dodd-Frank Reform Act created a special regime to allow for the orderly liquidation of systemically important financial companies, including the establishment of an orderly liquidation fund.

•

The Dodd-Frank Reform Act requires the development of regulations to address derivatives markets, including clearing and exchange trading requirements and a framework for regulating derivatives-market participants.

•	The Dodd-Frank Reform Act enhanced supervision of credit rating agencies through the Office of Credit Ratings within the SEC.

•

The Dodd-Frank Reform Act increased the regulation of asset-backed securities, including a requirement that issuers of asset-backed securities retain at least 5% of the risk of the asset-backed securities.

•

The Dodd-Frank Reform Act established a Bureau of Consumer Financial Protection, within the Federal Reserve, to serve as a dedicated consumer-protection regulatory body. The Consumer Financial Protection Bureau is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, small institutions. As a smaller institution, most consumer protection aspects of the Dodd-Frank Act will continue to be overseen by the Federal Reserve.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years. As a result, it is difficult to anticipate the overall impact of the act on Financial. Financial continues to evaluate the potential impact of the Dodd-Frank Reform Act.

Economic Emergency Stabilization Act of 2008 In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Through its authority under the EESA, the Treasury announced in October 2008 the Troubled Asset Relief Program – Capital Purchase Program (the “CPP”) a program designed to bolster healthy institutions, like Financial, by making $250 billion of capital available to U.S. financial institutions in the form of preferred stock. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. Although Financial received preliminary approval from the United States Treasury to participate in the TARP Capital Purchase Program, Financial decided not to participate in the program.

Regardless of our lack of participation in certain programs, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operation.

Incentive Compensation

In June 2010, the Federal Reserve, the Office of the Comptroller of the Currency (OCC) and the FDIC issued a comprehensive final guidance on incentive compensation intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as Financial, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The Dodd-Frank Act requires the SEC and the federal bank regulatory agencies to establish joint regulations or guidelines that require financial institutions with assets of at least $1 billion to disclose the structure of their incentive compensation practices and prohibit such institutions from maintaining compensation arrangements that encourage inappropriate risk-taking by providing excessive compensation or that could lead to material financial loss to the financial institution. The SEC and the federal bank regulatory agencies proposed such regulations in March 2011, which may become effective before the end of 2012. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which Financial may structure compensation for its executives only if Financial’s total consolidated assets exceed $1 billion. These proposed regulations incorporate the three principles discussed in the June 2010 comprehensive final guidance on incentive compensation that was issued by the Federal Reserve, the OCC and the FDIC in June 2010.

Regulation of the Bank

The Bank is a Virginia chartered commercial bank and a state member bank. The Bank’s deposit accounts are insured by the Deposit Insurance Fund (“DIF”) of the FDIC up to the maximum legal limits of the FDIC and it is subject to regulation, supervision and regular examination by the Virginia Bureau of Financial Institutions and the Federal Reserve. The regulations of these various agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends and location and number of branch offices. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting shareholders.

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

FDIC Insurance Premiums. The Bank has deposits that are insured by the Federal Deposit Insurance Corporation (FDIC). FDIC maintains a Deposit Insurance Fund (“DIF”) that is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations. FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the DIF declines in relation to the total amount of insured deposits. In 2011, the Bank expensed $661,000 in FDIC assessments which was a material decrease from $902,000 in 2010. It is anticipated that assessments may increase in the future to offset demands on the DIF from banks that fail in the troubled economy. Such increases could adversely affect the Bank’s profitability.

On October 3, 2008, the FDIC announced that deposits at FDIC-insured institutions would be insured up to at least $250,000. It was extended to December 31, 2013, and then permanently.

FDIC announced its Transaction Account Guarantee Program on October 14, 2008. The Transaction Account Guarantee Program, which is a part of the Temporary Liquidity Guarantee Program, provides full coverage for noninterest bearing deposit accounts of FDIC-insured institutions that elected to participate. The Bank elected to participate in this program and opted to continue in the program. There are increased DIF assessments for program participants.

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

Under the risk-based capital requirements of these federal bank regulatory agencies, the Bank is required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4.0 percent. At least half of the total capital must be Tier 1 capital, which includes common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments. The remainder may consist of Tier 2 capital, such as a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), other qualifying preferred stock and a limited amount of the general loan loss allowance. The total risk-based capital ratio of the Bank as of December 31, 2011 and December 31, 2010 was 11.37% and 10.51%, respectively, exceeding the minimums required.

In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Implementation is presently scheduled to be phased in between 2014 and 2019, although it is possible that implementation may be delayed as a result of multiple factors including the current condition of the banking industry within the U.S. and abroad.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (CET1), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5% CET1 to risk-weighted assets.

•	4.5% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2012. In addition to Basel III, the Dodd-Frank Act requires or permits the federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to Financial may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact Financial’s net income and return on equity.

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

Safety and Soundness. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” all such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2011, the Bank was considered “well capitalized.”

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

Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to put pressure on rating agencies to lower credit ratings, and to increase the cost and decrease the availability of credit and liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008, the U.S. government, the Federal Reserve, the Treasury and other regulators took numerous steps to increase liquidity and to restore investor confidence, including investing approximately $350 billion in the equity of other banking organizations, but asset values in several key categories, notably real estate, have continued to decline.

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

Our FDIC Deposit Insurance premiums have risen significantly in the recent past and may continue to increase in the future as a result of increased assessment rates imposed by the FDIC. As a member institution of the FDIC, we are required to pay semi-annual deposit insurance premium assessments to the FDIC. During the year ended December 31, 2011, we expensed approximately $661,000 in deposit insurance assessments. Due to the recent failure of several unaffiliated FDIC insurance depository institutions, and the FDIC’s Temporary Liquidity Guaranty Program, the deposit insurance premium assessments paid by all banks has increased. Continued increases in this expense would have a material adverse effect on our financial condition.

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

We may continue to acquire and hold elevated amounts other real estate owned (“OREO”) properties, which could lead to increased operating expenses and vulnerability to additional declines in the market value of real estate in our areas of operations. From time-to-time, we foreclose on and take title to the real estate serving as collateral for our loans as part of our business. During 2011, we continued to acquire OREO and at December 31, 2011, the Bank had 17 OREO properties with an aggregate book value of $3,253,000. Large OREO balances may lead to increased expenses, as the Bank will incur costs to manage, maintain, improve in some cases, and dispose of the OREO properties. If our OREO balance continues to increase, management expects that our earnings will be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments, and other expenses associated with property ownership. Also, at the time that we foreclose on a loan and take possession of a property we estimate the value of that property using third party appraisals and opinions and internal judgments. OREO property is valued on our books at the estimated market value of the property, less the estimated costs to sell (or “fair value”). Upon foreclosure, a charge-off to the allowance for credit losses is recorded for any excess between the value of the asset on our books over its fair value. Thereafter, we periodically reassess our judgment of fair value based on updated appraisals or other factors, including, at times, at the request of our regulators. Any further declines in our estimate of fair value for OREO will result in additional charges, with a corresponding expense in our statements of income that is recorded under the line item for “Other real estate expenses.” As a result, our results of operations are vulnerable to additional declines in the market for residential and commercial real estate in the areas in which we operate. The expenses associated with OREO and any further property write downs could have a material adverse effect on our results of operations and financial condition. As of December 31, 2011, we have $10,375,000 in nonaccrual loans, which may lead to further increases in our OREO balance in the future.

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

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2011, approximately 80% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

If we fail to retain our key employees, our growth and profitability could be adversely affected. Our success is, and is expected to remain, highly dependent on our executive management team, consisting of Robert R. Chapman III, J. Todd Scruggs, and Harry P. Umberger, Jr. This is particularly true because, as a community bank, we depend on our management team’s ties to the community to generate business for us. Our growth will continue to place significant demands on our management, and the loss of any such person’s services may have an adverse effect upon our growth and profitability.

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

The laws and regulations, including the Dodd-Frank Act, applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. As discussed under “Supervision and Regulation,” we are subject to extensive federal and state regulation. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably. The increased scope, complexity, and cost of corporate governance, reporting, and disclosure practices are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors. We expect to experience increasing compliance costs related to this supervision and regulation.

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

Current Locations and Property

As of December 31, 2011, the Bank conducted its banking business from ten locations, its mortgage origination services business primarily from two locations, and its investment and insurance services business primarily from one location.

Depending on such factors as cost, availability, and location, we may either lease or purchase our facilities. The existing facilities that we have purchased typically have been former branches of other financial institutions. We own 6 of our locations and lease 5 of our locations. The following table describes the location and general character of our facilities:

Address	Type of Facility	Year Opened	Owned/Leased
5204 Fort Avenue Lynchburg, Virginia	Full service branch with drive thru and ATM	2000	Owned

4698 South Amherst Highway Madison Heights, Virginia	Full service branch with drive thru and ATM	2002	Owned

17000 Forest Road Forest, Virginia	Full service branch with drive thru and ATM Headquarters for Mortgage Division	2005	Owned

164 South Main Street Amherst, Virginia	Full service branch with drive thru and ATM	2007	Owned

1405 Ole Dominion Blvd. Bedford, Virginia	Full service branch with drive thru and ATM	2008	Owned

1110 Main Street Altavista, Virginia	Full service branch with drive thru and ATM	2009	Owned

828 Main Street Lynchburg, Virginia	Corporate Headquarters; Full service branch with ATM	2004	Leased (1)

615 Church Street Lynchburg, Virginia	Full service branch with drive thru and ATM Headquarters for Investment and Insurance Divisions	1999	Leased (2)

4935 Boonsboro Road, Suites C and D Lynchburg, Virginia	Full service branch with drive thru and ATM	2006	Leased (3)

1152 Hendricks Store Rd. Moneta, Virginia	Mortgage banking office	2005	Leased (4)

501 VES Road Lynchburg, Virginia	Limited service branch	2010	Leased (5)

(1)	Base lease expires July 31, 2014. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.
(2)	Base lease expires July 31, 2019. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.
(3)	The current term expires on December 31, 2015. The Bank has one renewal option to extend the lease for an additional five year period that we may exercise at our discretion subject to the terms and conditions outlined in the lease.”
(4)	Base lease expires September 30, 2013. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.
(5)	Base lease expires May 31, 2015.

We believe that each of these operating facilities is maintained in good operating condition and is suitable for our operational needs.

In addition, the Bank may evaluate the feasibility of entering into sale/leaseback agreements for certain branches.

Interest in Additional Properties

As discussed in “Management’s Discussion and Analysis – Expansion Plans” in addition to the facilities set forth above, the Bank owns the following properties which are being held for possible expansion:

•

real property located in the Timberlake Road area of Campbell County (Lynchburg), Virginia. The Timberlake property is not suitable for its intended use as a branch bank. Management anticipates that it will be necessary to raze the current structures and replace it with appropriate new construction.

•

real property located at 5 Village Highway (near the intersection of Routes 501 and 24) in Rustburg, Virginia. The structure on the property has been demolished and removed. The Bank does not anticipate opening a branch at this location prior to the first quarter of 2013.

The Bank is considering whether to open a retail branch in the Hendricks Store Road, Moneta, Virginia location.

Management of the Bank continues to look for and evaluate additional locations for future branch growth and will consider opening an additional branch in the next 18 months if a suitable location is available on acceptable terms. The opening of all additional branches is contingent upon the receipt of regulatory approval.

We will use the internet, consistent with applicable regulatory guidelines, to augment our growth plans. We currently offer online account access, bill payment, and account management functions through our website. The Bank recently released an application that enables customers to transact banking business on smartphones and other mobile devices.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Prices and Dividends

As of January 25, 2012, the Common Stock of Financial is traded on the NASDAQ Capital Market LLC (NASDAQ) under the symbol “BOTJ.” Prior to this time, the Common Stock of Financial was quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol “BOJF (“BOJF.OB” on some systems) and transactions generally involved a small number of shares. The following table sets forth the quarterly high and low bid prices for each quarter in fiscal 2011 and 2010 for Financial and was obtained from Bloomberg. Management believes this source to be accurate.

	Market Prices and Dividends (1)
	Bid Price ($)
	High	Low	Dividends ($)
Fiscal 2011
Fourth Quarter	5.00	3.75	0.00
Third Quarter	5.50	3.75	0.00
Second Quarter	6.25	4.80	0.00
First Quarter	6.65	5.20	0.00

Fiscal 2010
Fourth Quarter	6.36	5.95	0.00
Third Quarter	8.00	5.95	0.00
Second Quarter	7.70	6.30	0.00
First Quarter	7.00	4.15	0.00

(1)	All figures have been adjusted to reflect the 10% stock dividend declared on May 18, 2010 and paid on July 23, 2010 as well as all prior stock dividends declared by Financial.

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 15, 2012 (the most recent date available), the Common Stock traded for $5.85 per share. As of March 15, 2012, there were approximately 3,342,415 shares of Common Stock outstanding, which shares are held by approximately 3,050 shareholders of record. Neither Financial nor the Bank prior to the formation of Financial has declared or paid a cash dividend on its Common Stock.

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

Cash dividends are not planned at this time. Financial intends to follow a policy of keeping retained earnings, if any, for the purpose of increasing net worth and reserves of the Bank during its initial years of operation in order to promote the Bank’s growth and ability to compete in its market area. As a result, Financial does not anticipate paying a cash dividend on its Common Stock in 2012.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information concerning Financial’s equity compensation plans at December 31, 2011. All figures have been adjusted to reflect the 10% stock dividend declared on May 18, 2010 and paid on July 23, 2010 as well as all prior stock dividends declared by Financial. All outstanding stock options have been issued under plans approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)
Equity compensation plans approved by shareholders – 1999 Stock Option Plan of Bank of the James Financial Group, Inc.	216,886	$8.83	0

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	216,886	$8.83

Recent Sales of Unregistered Equity Securities

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist readers in understanding and evaluating our financial condition and results of operations. You should read this discussion in conjunction with our financial statements and accompanying notes included elsewhere in this report. Because Bank of the James Financial Group, Inc. (“Financial”) has no material operations and conducts no business other than the ownership of its operating subsidiary, Bank of the James (and its divisions and subsidiary), the discussion primarily concerns the business of the Bank. However, for ease of reading and because our financial statements are presented on a consolidated basis, references to “we,” “us,” or “our” refer to Financial, Bank of the James, and their divisions and subsidiaries as appropriate. The comparison of operating results for Financial between the years ended December 31, 2011 and 2010 should be read in the context of both the size and the relatively short operating history of the Bank.

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

The Bank is a Virginia banking corporation headquartered in Lynchburg, Virginia. The Bank was incorporated under the laws of the Commonwealth of Virginia as a state chartered bank in 1998 and began banking operations in July 1999. We began providing securities brokerage services to the public in April 2006 through Financial’s BOTJ Investment Group, Inc. subsidiary. Following a restructuring, we now provide the securities brokerage services through Investment. Investment conducts its business primarily from one office located in the City of Lynchburg. We began offering insurance and annuity products in September 2008. Insurance currently operates out of the same location as Investment.

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

As discussed in more detail below,

•	For the year ended December 31, 2011, Financial had net income of $600,000, a decrease of $1,220,000 from net income of $1,820,000, from the year ended December 31, 2010;

•	For the year ended December 31, 2011, the income per basic and diluted share was $0.18, as compared income of $0.55 per basic and diluted share for the year ended December 31, 2010;

•	Net interest income increased to $15,327,000 for the current year from $15,201,000 for the year ended December 31, 2010;

•	Noninterest income (exclusive of gains and losses on sales of securities) decreased to $2,498,000 for the year ended December 31, 2011 from $3,160,000 for the year ended December 31, 2010;

•	Total assets as of December 31, 2011 were $427,436,000 compared to $418,928,000 at the end of 2010, an increase of $8,508,000 or 2.03%;

•	Loans, net of unearned income and loan loss provision, decreased to $319,188,000 as of December 31, 2011 from $320,715,000 as of the end of December 31, 2010, a decrease of 0.48%; and

•	The net interest margin decreased 5 basis points to 3.89% for 2012, compared to 3.94% for 2009.

The following table sets forth selected financial ratios:

	For the Year Ended December 31,
	2011	2010	2009
Return on average equity	2.25%	7.27%	-0.16%
Return on average assets	0.14%	0.44%	-2.60%
Dividend payout %	0.00%	0.00%	0.00%
Average equity to total average assets	6.24%	6.01%	6.17%

Effect of Economic Trends

The twelve months ended December 31, 2011 continue to reflect the turbulent economic conditions and continued weakness in the financial markets which have negatively impacted the liquidity and credit quality of financial institutions in the United States. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions. Nationally, financial institutions have experienced significant declines in the value of collateral for real estate loans and heightened credit losses, which have resulted in record levels of nonperforming assets, charge-offs and foreclosures.

Although management cannot be certain, it expects weak economic conditions to persist in 2012. Financial institutions likely will continue to experience heightened credit losses and higher levels of nonperforming assets, charge-offs and foreclosures. In light of these conditions, financial institutions also face heightened levels of scrutiny from federal and state regulators. Financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

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

The downward trend in short term interest rates beginning in the last quarter of 2007 was due to the actions of the Federal Open Market Committee (“FOMC”) resulting from a weakening economy. The federal funds target rate set by the Federal Reserve has remained at 0.00% to 0.25% since December 2008, following a decline from 4.25% in December 2007 through a series of rate reductions. As liquidity increased as a result of open market operations and other government actions, longer-term interest rates decreased and the yield curve remains positively sloped. Although it cannot be certain, management believes that short term interest rates will remain stable for at least the first two quarters of 2012. An increase in long-term interest rates likely would have an adverse impact on the Mortgage Division, primarily due to reduced refinancing opportunities.

The Treasury Department, the FDIC and other governmental agencies continue to enact rules and regulations to implement the EESA, TARP, the Financial Stability Plan, the Recovery Act and related economic recovery programs, many of which contain limitations on the ability of financial institutions to take certain actions or to engage in certain activities if the financial institution is a participant in the TARP capital purchase program or related programs. Future regulations, or enforcement of the terms of programs already in place, may require financial institutions to raise additional capital and result in the conversion of preferred equity issued under TARP or other programs to common equity. Although the Company did not participate in TARP and therefore should not be directly impacted by the foregoing, there can be no assurance as to the actual impact of these programs or any other governmental program on the financial markets.

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

RESULTS OF OPERATIONS

December 31, 2011 compared to year ended December 31, 2010

Net Income

The net income for Financial for the year ended December 31, 2011 was $600,000 or $0.18 per basic and diluted share compared with net income of $1,820,000 or $0.55 per basic and diluted share for the year ended December 31, 2010. Note 12 of the Audited Financial Statements provides additional information with respect to the calculation of Financial’s earnings per share.

The decrease of $1,220,000 in 2011 net income compared to 2010 was due in large part the following: i) a significant increase in provisions for loan losses in 2011 as compared to 2010; ii) a slight increase in net interest income; iii) an increase in the loss on sale of other real estate owned; and iv) a slight decrease (exclusive of OREO losses and expenses) in noninterest expense that was generally offset by a slight increase in noninterest income. As discussed in more detail below, we charged off $4,716,000 in nonperforming loans during the year ended December 31, 2011 as compared with $1,899,000 in 2010. The amount of the provision to the loan loss reserve was $4,807,000 in the year ended December 31, 2011 as compared to $2,783,000 in 2010.

These operating results represent a return on average shareholders’ equity of 2.25% for the year ended December 31, 2011 compared to 7.27% for the year ended December 31, 2010. The return on average assets for the year ended December 31, 2011 was 0.14% compared to 0.44% in 2010.

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

Interest income decreased to $19,519,000 for the year ended December 31, 2011 from $21,589,000 for the year ended December 31, 2010. This decrease was due to a decrease in the yields on average earning assets which primarily consist of loans and investment securities.

Interest expense decreased to $4,192,000 for the year ended December 31, 2011 from $6,388,000 primarily as a result of the decrease in rates paid on deposit accounts, as discussed more fully below.

Net interest income for 2011 increased $126,000 to $15,327,000 or 0.83% from net interest income of $15,201,000 in 2010. The growth in net interest income was due in large part to a decrease in our interest expense of $2,196,000 from $6,388,000 for the year ended December 31, 2010 to $4,192,000 for the year ended December 31, 2011. This decrease in interest expense was primarily due to reductions in the interest rate paid on time deposits and savings accounts, specifically savings accounts. On December 31, 2011, 51.7% of the interest bearing deposits were held in a product known as the “Peaks Savings Account.” During 2011, the Bank reduced the rate paid on this account from 1.00% APY to 0.25% to APY. The average interest rate paid on time deposits decreased by 60 basis points during 2011 as compared to 2010.

The net interest margin decreased to 3.89% in 2011 from 3.94% in 2010. The average rate on earning assets decreased 65 basis points from 5.60% in 2010 to 4.95% in 2011 and the average rate on interest-bearing liabilities decreased from 1.85% in 2010 to 1.20% in 2011. Although management cannot predict with certainty future interest rate decisions by the FOMC, statements from the Federal Reserve Board indicate that interest rates will remain low through the end of 2014. A continued low interest rate environment could make it difficult to maintain an acceptable spread between the average rate the Bank receives on assets and the average rate that the Bank pays on liabilities.

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

Net Interest Margin Analysis

Average Balance Sheets

For the Twelve Months Ended December 31, 2011 and 2010

(dollars in thousands)

	2011			2010
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS

Loans, including fees (1) (2)	$324,456	$17,572	5.42%	$326,442	$19,710	6.04%
Federal funds sold	9,310	23	0.25%	9,707	24	0.25%
Securities (3)	58,516	1,872	3.20%	47,091	1,808	3.84%
Federal agency equities	1,976	52	2.63%	2,174	47	2.16%
CBB equity	116	—	0.00%	116	—	0.00%

Total earning assets	394,374	19,519	4.95%	385,530	21,589	5.60%

Allowance for loan losses	(5,169)			(4,683)
Non-earning assets	38,308			35,482

Total assets	$427,513			$416,329

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	$63,666	$346	0.54%	$54,517	$554	1.01%
Savings	175,866	1,329	0.76%	179,998	2,751	1.53%
Time deposits	84,822	1,725	2.03%	84,319	2,221	2.63%

Total interest bearing deposits	324,354	3,400	1.05%	318,834	5,526	1.73%

Other borrowed funds
Fed funds purchased	10	—	0.00%	236	2	0.85%
Repurchase agreements	8,383	75	0.89%	8,756	116	1.32%
Other borrowings	10,000	297	2.97%	10,959	324	2.96%
Capital notes	7,000	420	6.00%	7,000	420	6.00%

Total interest-bearing liabilities	349,747	4,192	1.20%	345,785	6,388	1.85%

Noninterest bearing deposits	50,784			45,293
Other liabilities	325			214

Total liabilities	400,856			391,292

Stockholders’ equity	26,657			25,037

Total liabilities and Stockholders’ equity	$427,513			$416,329

Net interest earnings		$15,327			$15,201

Net interest margin			3.89%			3.94%

Interest spread			3.75%			3.75%

(1)	Net deferred loan fees and costs are included in interest income.

(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with nonaccrual loans.

(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

Interest income and expenses are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest bearing liabilities, and by the interaction of rate and volume factors. The following table shows the direct causes of the year-to-year changes in components of net interest income on a taxable equivalent basis.

	Volume and Rate
	(dollars in thousands)
	Years Ending December 31,
	2011			2010
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense
Loans	$(1,180)	$(958)	$(2,138)	$1,366	$(90)	$1,276
Federal funds sold	—	(1)	(1)	(16)	8	(8)
Securities	91	(27)	64	(119)	(146)	(265)
Restricted stock	(13)	18	5	1	4	5

Total earning assets	(1,101)	(969)	(2,070)	1,232	(224)	1,008

Liabilities:
Demand interest bearing	(566)	358	(208)	86	(45)	41
Savings	(67)	(1,355)	(1,422)	1,027	(2,609)	(1,582)
Time deposits	13	(509)	(496)	(393)	(706)	(1,099)
Fed funds purchased	1	(3)	(2)	2	—	2
Capital notes	—	—	—	107	—	107
FHLB borrowings	(48)	21	(27)	(277)	23	(254)
Repurchase agreements	(9)	(32)	(41)	(54)	(25)	(79)

Total interest-bearing liabilities	$(678)	$(1,518)	$(2,196)	$498	$(3,362)	$(2,864)

Change in net interest income	$(424)	$550	$126	$734	$3,138	$3,872

Noninterest Income of Financial

Noninterest income has been and will continue to be an important factor for increasing our profitability. We recognize this and our management continues to review and consider areas where noninterest income can be increased. Noninterest income (excluding securities gains and losses) consists mortgage loan origination fees, service fees, distributions from a title insurance agency in which we have an ownership interest, and fees generated by the investment services of Investment. Service fees consist primarily of monthly service and minimum account balance fees and charges on transactional deposit accounts, overdraft charges, and ATM service fees.

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

Because the overall mortgage loan market was suppressed, during 2011 as a result of continued declines in real estate values and a difficult credit market, mortgage loan origination decreased. The Mortgage Division originated 290 mortgage loans, totaling $49,481,000 in 2011 as compared with 374 mortgage loans, totaling $75,582,000 during the year ended December 31, 2010. In 2011, the Mortgage Division faced a declining real estate market and loans for new home purchase comprised 37% of the total volume. Refinancing increased significantly in response to continued historical low interest rates. For the year ended December 31, 2011, the Mortgage Division accounted for 4.49% of Financial’s total revenue as compared with 6.03% of Financial’s total revenue for the year ended December 31, 2010. Mortgage contributed $158,653 and $263,000 to Financial’s pre-tax net income in 2011 and 2010, respectively. Management anticipates that residential mortgage rates will remain low by historical standards throughout 2012. Despite this decrease, the Mortgage Division continues to improve its market share in Region 2000. Management expects that low rates coupled with the Mortgage Division’s reputation in Region 2000 will allow us to continue to grow revenue at the Mortgage Division.

Service charges and fees and commissions decreased to $1,149,000 for the year ended December 31, 2011 from $1,344,000 for the year ended December 31, 2010. This decrease was due in large part to a decrease in commissions earned on the sale of securities to $69,000 for the year ended December 31, 2011 from $276,000 for the year ended December 31, 2010. The decrease was offset in part an increase in debit card fees which increased to $505,000 for the year ended December 31, 2011 from $403,000 for the year ended December 31, 2010.

Our Investment division provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. The Investment division’s financial impact on our consolidated revenue has been immaterial. Although management cannot predict the financial impact of Investment with certainty, management anticipates it will continue to be an immaterial component of revenue in 2012.

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

Noninterest income, exclusive of gains and losses on sale of securities, decreased to $2,498,000 in 2011 from $3,160,000 in 2010. Inclusive of gains and losses on sale of securities, noninterest income increased to $3,680,000 in 2011 from $3,518,000 in 2010. The following table summarizes our noninterest income for the periods indicated.

	Noninterest Income (dollars in thousands) December 31,
	2011	2010
Mortgage fee income	$1,042	$1,515
Service charges, fees and commissions	1,149	1,344
Increase in cash value of life insurance	249	234
Other	58	67
Gain on sale of available-for-sale securities	1,182	358

Total noninterest income	$3,680	$3,518

The increase in noninterest income for 2011 as compared to 2010 was due to an increase in gains on sales of available-for-sale securities. These gains were largely offset by decreases in the other categories of non-interest income, particularly mortgage fee income. Mortgage fee income decreased due to the factors discussed previously.

Noninterest Expense of Financial

Noninterest expenses increased from $13,502,000 for the year ended December 31, 2010 to $13,693,000 for the year ended December 31, 2011. The following table summarizes our noninterest expense for the periods indicated.

	Noninterest Expense
	(dollars in thousands)
	December 31,
	2011	2010
Salaries and employee benefits	$5,668	$6,686
Occupancy	1,091	1,022
Equipment	1,038	1,100
Supplies	365	373
Professional, data processing and other outside expenses	2,139	1,690
Marketing	333	274
Credit expense	257	323
Loss on sale and/or writedown of other real estate owned	1,021	185
Amortization of tax credit investment	247	196
FDIC insurance expense	661	902
Other	873	751

Total noninterest expense	$13,693	$13,502

The slight increase in noninterest expense was due in large part to an increase in professional, data processing, and other outside expenses and the loss on the sale or writedown of OREO. The increase in these costs was largely offset by a decrease in personnel expenses. Our total personnel expense, net of fees collected from borrowers to cover direct salary costs incurred in originating certain loans (in accordance with current accounting rules), decreased to $5,668,000 for the year ended December 31, 2011, from

$6,686,000 for the twelve months ended December 31, 2010. Compensation for some employees of the Mortgage Division and Investment is commission-based and therefore subject to fluctuation. Because of decreased volume of business at Mortgage, commission compensation and the corresponding employee benefits decreased significantly, in 2011. The Bank’s occupancy expense also increased in large part due to an increase in rent at two of our locations. Our data processing expense also increased because of an increase in the number of customers and accounts.

The efficiency ratio, that is the cost of producing each dollar of revenue, is determined by dividing noninterest expense by the sum of net interest income plus noninterest income. Because of a slight increase in net interest income, Financial’s efficiency ratio improved from 71.08% in 2010 to 70.74% in 2011. Management intends that additional interest earning assets will help further lower the efficiency ratio.

Income Tax Expense

For the year ended December 31, 2011, Financial had a federal income tax benefit of $93,000, as compared to a Federal income tax expense of $614,000 in 2010. Although we had net income, we realized a federal income tax benefit principally as a result of earnings on bank owned life insurance as well as the impact of tax credits. Note 11 of the Audited Financial Statements provides additional information with respect to our 2011 federal income tax expense and the deferred tax accounts.

Analysis of Financial Condition

As of December 31, 2011 and December 31, 2010

General

Our total assets were $427,436,000 at December 31, 2011, an increase of $8,508,000 or 2.03% from $418,928,000 at December 31, 2010, primarily due to an increase in cash and cash equivalents, securities available-for-sale (which was offset in part by a decrease in securities held-to-maturity), and the cash value of bank-owned life insurance. Deposits increased from $368,390,000 on December 31, 2010 to $374,234,000 on December 31, 2011. Loans, net of unearned income and allowance, decreased slightly to $319,188,000 on December 31, 2011 from $320,715,000 on December 31, 2010.

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

Loans, net of unearned income and allowance, decreased slightly to $319,188,000 on December 31, 2011 from $320,715,000 on December 31, 2010. Total loans decreased to $324,800,000 on December 31, 2011 from $326,182,000 on December 31, 2010. The minimal decrease in both loans, net of unearned income and allowance and total loans was due in large part to a smaller number of qualified borrowers. Management expects that the number of qualified borrowers will remain limited until the economy further improves.

As of December 31, 2011, the Bank had $10,375,000, or 3.19% of its total loans, in non-accrual status compared with $8,366,000, or 2.56% of its total loans, at December 31, 2010. This increase is due primarily to continued difficulties in the commercial real estate market which has resulted in the inability of certain borrowers to make payments in accordance with the terms of the loan. The Bank attempts to work with borrowers on a case-by-case basis to attempt to protect the Bank’s interests. However, despite our commitment, resolution across the portfolio is dependent on improvements in employment, housing, and overall economic conditions at the local, regional and national levels. See “Asset Quality” below.

The following table summarizes the composition of the Bank’s loan portfolio for the periods indicated by dollar amount:

	Loan Portfolio
	(dollars in thousands)
	December 31,
	2011	2010	2009	2008	2007

Commercial	$59,623	$62,786	$60,045	$51,675	$42,078
Commercial real estate	150,622	143,428	141,530	121,800	99,181
Consumer	72,488	68,289	67,744	58,300	47,473
Residential	42,067	51,679	53,421	45,974	37,436

Total loans	324,800	326,182	322,740	277,749	226,168

Less allowance for loan losses	5,612	5,467	4,288	2,859	2,146

Net loans	$319,188	$320,715	$318,452	$274,890	$224,022

The following table sets forth the maturities of the loan portfolio at December 31, 2011.

	Remaining Maturities of Selected Loans (dollars in thousands)
	At December 31, 2011
	Less than One Year	One to Five Years	Greater than Five Years	Total

Commercial	$12,080	$7,253	$40,290	$59,623
Commercial real estate	30,517	18,322	101,783	150,622
Consumer	14,686	8,818	48,984	72,488
Residential	8,523	5,117	28,427	42,067

Total	$65,806	$39,510	$219,484	$324,800

For maturities over one year:
Fixed Rates	$116,573	45.01%
Variable Rates	142,421	54.99%

Total	$258,994

Deposits

We experienced an increase in deposits from $368,390,000 at December 31, 2010 to $374,234,000 at December 31, 2011, for an increase of 1.59%. Noninterest-bearing deposits increased $11,297,000 or 25.52% from $44,272,000 at December 31, 2010 to $55,569,000 at December 31, 2011. Interest-bearing deposits decreased $5,453,000 from $324,118,000 at December 31, 2010 to $318,665,000 at December 31, 2011. This 1.68% decrease in interest bearing deposits was anticipated by management and largely resulted from the Bank’s decision to lower its interest rates paid on deposit accounts to more closely track the local market. Additionally, the balance in non-FDIC insured sweep accounts (repurchase agreements) increased slightly from $7,330,000 on December 31, 2010 to $8,379,000 on December 31, 2011.

The following table sets forth the average deposit balance and the rates paid on deposits for the years indicated:

	Average Deposits and Rates Paid
	(dollars in thousands)
	Year Ended December 31,
	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest- bearing deposits	$50,784	—	$45,293	—	$40,319	—

Interest -bearing deposits
Interest checking	$23,766	0.44%	$21,324	0.75%	$17,877	0.72%
Money market	39,900	0.61%	33,193	1.20%	27,321	1.40%
Savings	175,866	0.76%	179,998	1.52%	152,606	2.84%
Time deposits
Less than $100,000	51,926	2.00%	51,930	2.61%	64,424	3.37%
Greater than $100,000	32,896	2.08%	32,389	2.67%	32,504	3.54%

Total interest-bearing deposits	$324,354	1.05%	$318,834	1.73%	$294,732	2.77%

Total deposits	$375,138		$364,127		$335,051

The following table includes a summary of average deposits and average rates paid and maturities of CDs greater than $100,000.

	Maturities of CD’s Greater than $ 100,000
	(dollars in thousands)
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total
At December 31, 2011	$2,785	$6,152	$8,885	$16,398	$34,220

Cash and Cash Equivalents

Cash and cash equivalents increased from $18,759,000 on December 31, 2010 to $23,340,000 on December 31, 2011. This increase was due primarily to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts. Federal funds sold decreased from $7,094,000 on December 31, 2010 to $5,662,000 on December 31, 2011.

Investment Securities

The investment securities portfolio of the Bank is used as a source of income and liquidity.

The following table summarizes the fair value of the Bank’s securities portfolio for the periods indicated:

	Securities Portfolio (dollars in thousands) December 31,
	2011	2010	2009
Held-to-maturity
U.S. agency obligations	$8,533	$14,601	$15,277

Available-for-sale
U.S. agency obligations	25,485	14,341	38,442
Mortgage – backed securities	3,939	17,762	213
Municipals	18,914	5,465	3,622
Corporates	—	1,018	2,962

Total available-for-sale	$48,338	$38,586	$45,239

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

Securities held-to-maturity decreased from $14,297,000 as of December 31, 2010 to $8,133,000 as of December 31, 2011. This decrease resulted in large part by certain issuers exercising their contractual right to redeem (call) certain of the securities. The decision to invest in securities held-to-maturity is based on the same factors as the decision to invest in securities available-for-sale except that management invests surplus funds in securities held-to-maturity only after concluding that such funds will not be necessary for liquidity purposes during the term of such security. However, the held-to-maturity securities may be pledged for such purposes as short term borrowings and as collateral for public deposits.

The portfolio of securities available-for-sale increased to $48,338,000 as of December 31, 2011 from $38,586,000 as of December 31, 2010. During 2011, the Bank purchased available-for-sale securities in order to maintain the ability to fund loans if demand and quality of credits increased.

The following table shows the maturities of held-to-maturity and available-for-sale securities at amortized cost and market value at December 31, 2011 and December 31, 2010 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are not shown on a tax equivalent basis. Financial attempts to maintain diversity in its portfolio and maintain credit quality and repricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on Financial’s securities, see Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution / Yield Analysis
	(dollars in thousands)
	At December 31, 2011
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Held-to-maturity
U.S. agency
Amortized cost	$—	$—	$2,072	$6,061	$8,133
Market value	$—	$—	$2,362	$6,171	$8,533
Weighted average yield			4.00%	3.63%

Available-for-sale securities
U.S. agency
Amortized cost	$—	$—	$6,146	$19,270	$25,416
Market value	$—	$—	$6,157	$19,328	$25,485
Weighted average yield			2.63%	2.85%
Mortgage Backed Securities
Amortized cost	$—	$—	$—	$3,938	$3,938
Market value	$—	$—	$—	$3,939	$3,939
Weighted average yield				2.18%
Municipals
Amortized cost	$—	$—	$1,138	$17,924	$19,062
Market value	$—	$—	$1,204	$17,710	$18,914
Weighted average yield			4.39%	3.52%

Total portfolio
Amortized cost	$—	$—	$9,356	$47,193	$56,549
Market value	$—	$—	$9,723	$47,148	$56,871
Weighted average yield			3.15%	3.15%

	Securities Portfolio Maturity Distribution / Yield Analysis
	(dollars in thousands)
	At December 31, 2010
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Held-to-maturity
U.S. agency
Amortized cost	$—	$—	$2,083	$12,214	$14,297
Market value	$—	$—	$2,191	$12,410	$14,601
Weighted average yield			4.00%	3.41%

Available-for-sale securities
U.S. agency
Amortized cost	$—	$1,993	$3,000	$9,765	$14,758
Market value	$—	$1,929	$2,910	$9,502	$14,341
Weighted average yield		1.58%	2.20%	3.61%
Mortgage Backed Securities
Amortized cost	$—	$—	$1,010	$17,047	$18,057
Market value	$—	$—	$1,011	$16,751	$17,762
Weighted average yield			2.76%	3.17%
Municipals
Amortized cost	$—	$—	$919	$4,868	$5,787
Market value	$—	$—	$921	$4,545	$5,466
Weighted average yield			4.81%	5.45%
Corporate
Amortized cost	$—	$—	$—	$1,033	$1,033
Market value	$—	$—	$—	$1,017	$1,017
Weighted average yield				7.38%

Total portfolio
Amortized cost	$—	$1,993	$7,012	$44,927	$53,932
Market value	$—	$1,929	$7,033	$44,225	$53,187
Weighted average yield		1.58%	3.16%	3.68%

Cash surrender value of bank owned life insurance

On July 1, 2009, the Company funded bank owned life insurance (BOLI) for a chosen group of its officers, where the Company is the owner and sole beneficiary of the policies. As of December 31, 2011, the BOLI had a cash surrender value of $8,609,000, an increase of $3,249,000 from the cash surrender value of $5,360,000 as of December 31, 2010. Of the increased amount, $3,000,000 resulted from the purchase of additional policies insuring an additional group of employees and $249,000 is attributed to an increase in the cash surrender value relating to the aggregate earnings on all of the BOLI policies. The value of BOLI increases from the cash surrender values of the pool of insurance. The increase in cash surrender value is recorded as a component of noninterest income; however, the Company does not pay tax on increase in cash value. This profitability is used to offset a portion of current and future employee benefit costs. BOLI can be liquidated if necessary with associated tax costs. However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position. Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities.

The liquidity of Financial depends primarily on Financial’s current assets, available credit, and the dividends paid to it by the Bank. Payment of cash dividends by the Bank is limited by regulations of the Federal Reserve Board and is tied to the regulatory capital requirements. Although Financial’s liquidity is limited, management believes that Financial has sufficient liquidity to meet its current obligations. See “Capital Resources,” below.

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

At December 31, 2011, liquid assets, which include cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, and securities available-for-sale totaled $71,678,000 on December 31, 2011 as compared to $57,345,000 at December 31, 2010. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $19,300,000 of these securities are pledged against outstanding debt or lines of credit. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

The following table sets forth non-deposit sources of funding:

Funding Sources (dollars in thousands)
	December 31, 2011
Source	Capacity	Outstanding	Available
Fed funds purchased lines (unsecured)	$18,000	$—	$18,000
Reverse repurchase agreements	3,000	—	3,000
Borrowings from FHLB Atlanta	85,850	10,000	75,850

Total	$106,850	$10,000	$96,850

At the end of 2011, approximately 64.11%, or $208,227 of the loan portfolio would mature or could reprice within a one-year period. At December 31, 2011 non-deposit sources of available funds totaled $96,850, which included $75,400 available from the FHLBA.

Capital Resources

Capital adequacy is an important measure of financial stability and performance. Management’s objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profiles of financial institutions. The guidelines define capital as Tier 1 (primarily common stockholders’ equity, defined to include certain debt obligations) and Tier 2 (remaining capital generally consisting of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general valuation allowance for loan losses). The Bank’s regulatory capital levels exceed those established for well-capitalized institutions. The following table (along with Note 16 of the Audited Financial Statements) shows the minimum capital requirements and the Bank’s capital position as of December 31, 2011 and 2010.

Analysis of Capital for Bank of the James (Bank only) (dollars in thousands)
	December 31,
	2011	2010
Tier 1 Capital:
Common stock	$3,742	$3,742
Additional paid in capital	19,325	19,325
Retained earnings	10,394	9,049

Total Tier 1 Capital	$33,461	$32,116

Tier 2 Capital:
Allowable portion of allowance for loan losses	3,991	3,989

Total Tier 2 Capital	$3,991	$3,989

Total risk-based capital	$37,452	$36,105

Risk weighted assets	$317,684	$317,606

Average total assets	$427,680	$423,349

			Regulatory Minimums
	December 31,		Capital Adequacy	Well Capitalized
	2011	2010
Capital Ratios
Tier 1 capital to average total assets	7.82%	7.59%	4.00%	5.00%
Tier 1 risk-based capital ratio	10.53%	10.11%	4.00%	6.00%
Total risk-based capital ratio	11.79%	11.37%	8.00%	10.00%

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

In 2009, Financial completed a private placement of unregistered debt securities pursuant to which it issued notes to accredited investors in an amount of $7,000,000 (the “2009 Notes”). The debt issued pursuant to this offering bears interest at the rate of 6% per year with interest payable quarterly in arrears. The first interest payment was due and paid on July 1, 2009. No principal payments are due until the debt matures on April 1, 2012 (the “Maturity Date”). Financial used $6,000,000 of the proceeds to provide additional capital to the Bank. Financial retained $1,000,000 which it has used to service interest payments on the debt. On the Maturity Date the principal and all accrued but unpaid interest on the debt will be due and payable.

Financial currently is conducting a private placement of unregistered debt securities (the “2012 Offering”). Financial will sell a maximum of $12,000,000 in principal of notes in the 2012 Offering (the “2012 Notes”). The 2012 Notes will not be and have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The 2012 Notes will bear interest at the rate of 6% per year with interest payable quarterly in arrears. The first interest payment will be due on July 1, 2012. The notes mature on April 1, 2017, but are subject to prepayment in whole or in part on or after April 1, 2013 at Financial’s sole discretion on 30 days written notice to the holders. Unless prepaid, no principal payments are due until the debt matures on April 1, 2017 (the “Maturity Date”). Financial intends to use up to the first $7,000,000 in proceeds from the 2012 Offering to pay the 2009 Notes on maturity. As of March 20, 2012, Financial has accepted subscription agreements for the purchase of $7,820,000. Financial anticipates that it will close on these purchases on or before March 30, 2012. Financial anticipates that it will continue to sell the 2012 Notes until it has sold $12,000,000 in principal of 2012 Notes, Financial terminates the offering, or April 30, 2012, whichever occurs first.

Based on these accepted subscription agreements, and funds generated from operations, Financial will have sufficient liquidity and capital with which to operate.

The capital ratios set forth in above tables state the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $500,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis would no longer be comparable to the capital ratios of the Bank because the proceeds from these private placements do not qualify as equity capital on a consolidated basis.

In December 2010, the Basel Committee on Banking Supervision (the Basel Committee) released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Implementation is presently scheduled to be phased in between 2014 and 2019, although it is possible that implementation may be delayed as a result of multiple factors including the current condition of the banking industry within the U.S. and abroad.

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

Stockholder’s Equity

Stockholders’ equity increased by $1,310,000 from $25,495,000 on December 31, 2010 to $26,805,000 on December 31, 2011 because of the net income of $600,000, plus the adjustment for other comprehensive income, in the year ended December 31, 2011.

ASSET QUALITY

We perform monthly reviews of all delinquent loans and loan officers are charged with working with customers to resolve potential payment issues. We generally classify a loan as nonaccrual when interest it is deemed uncollectible or when the borrower is 90 days or more past due. We generally restore a loan if i) a borrower is no longer 90 days past due on the loan and the borrower has demonstrated the capacity to repay the loan for six consecutive months or ii) the loan committee of the Board of Directors determines that a borrower has the capacity to repay the loan.

During 2011, the quality of certain classes of our assets declined. Specifically, as a result of the economic downturn, commercial development loans and residential speculative housing construction loans were impacted by a decline in the value of the collateral supporting those loans. Although asset quality declined in 2011, management believes that it has been proactive in quantifying and mitigating the risk. Non-accrual loans increased to $10,375,000 on December 31, 2011 from $8,366,000 on December 31, 2010. Management has provided for the anticipated losses on these loans in the loan loss reserve.

We also classify other real estate owned (OREO) as a nonperforming asset. OREO is the value of real property acquired by the Bank either at a foreclosure sale of collateral on which the Bank has a lien or by deed in lieu of foreclosure. OREO decreased slightly to $3,253,000 on December 31, 2011 from $3,440,000 on December 31, 2010. The following table represents the changes in OREO balance in 2011 and 2010.

OREO Changes (Dollars in Thousands)
	Year Ended December 31,
	2011	2010
Balance at the beginning of the year (gross)	$3,440	$666
Transfers from Loans	4,619	2,509
Transfer from premises and equipment	—	1,031
Capitalized Costs	20	31
Charge-Offs	(220)	(132)
Sales Proceeds	(3,944)	(612)
Gain (loss) on disposition	(487)	(53)

Balance at the end of the year (gross)	$3,428	$3,440

Less valuation allowance	(175)	—
Balance at the end of the year (net)	$3,253	$3,440

We also classify troubled debt restructurings (TDRs) as both performing and nonperforming assets. As discussed above, we measure impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. TDRs occur when we agree to significantly modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. These concessions typically are made for loss mitigation purposes and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Performing TDRs decreased to $783,000 on December 31, 2011 from $4,987,000 on December 31, 2010.

The following table sets forth the number of outstanding TDR contracts and the total amount of the Bank’s TDRs as of December 31, 2011 and 2010.

Troubled Debt Restructurings (Dollars in Thousands)
	December 31,
	2011	2010
Number of performing TDR contracts	3	6
Number of nonperforming TDR contracts	2	—

Total number of TDR contracts	5	6

Amount of performing TDR contracts	$783	$4,987
Amount of nonperforming TDR contracts	1,935	—

Total amount of TDRs contracts	$2,718	$4,987

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

The Bank’s allowance for loan losses increased 2.65% from $5,467,000 on December 31, 2010 to $5,612,000 on December 31, 2011. This increase resulted primarily from the current economic conditions and recent historic charge-off trends and reflects a slight decrease in the balances in the Bank’s loan portfolio. While impairment resulting from the individual impairment analysis (ASC 310) decreased, the overall reserve increased because of the application of the Bank’s loan rating system and the increase in reserve related to the unallocated portion of the reserve (ASC 450). As of December 31, 2011 the allowance for loan losses was equal to 1.73% of the total loan portfolio as compared with 1.68% at December 31, 2010.

No nonaccrual loans were excluded from impaired loan disclosure under current accounting rules at December 31, 2011 and 2010. If interest on these loans had been accrued, such income would have approximated $1,259,000 and $1,059,000 for 2011 and 2010, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the nonperforming loan totals listed below.

The following table sets forth the detail of loans charged-off, recovered, and the changes in the allowance for loan losses as of the dates indicated:

	Allowance for Loan Losses
	(dollars in thousands)
	At December 31,
	2011	2010	2009	2008	2007
Balance, beginning of period	$5,467	$4,288	$2,859	$2,146	$2,091
Loans charged-off:
Commercial, financial and agricultural	723	845	733	379	165
Real estate-construction	454	300	917	31	25
Real estate-mortgage	2,912	369	918	82	125
Installment and other	627	385	229	197	127

Total loans charged off	$4,716	$1,899	$2,797	$689	$442

Recoveries:
Commercial, financial and agricultural	$15	$132	$35	$17	$22
Real estate-construction	1	—	—	—	—
Real estate-mortgage	3	119	—	—	—
Installment and other	35	44	40	30	24

Total recoveries	$54	$295	$75	$47	$46

Net charge-offs	$4,662	$1,604	$2,722	$642	$396
Provision for loan losses	4,807	2,783	4,151	1,355	451

Balance, end of period	$5,612	$5,467	$4,288	$2,859	$2,146

The following table shows the balance and percentage of the Bank’s allowance for loan losses allocated to each major category of loans:

Percent of Loans to Total Loans

	Allocation of Allowance for Loan Losses
	(dollars in thousands)
	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$892	18.36%	$473	19.25%	$777	18.60%	$536	19.03%	$523	19.40%
Commercial – real estate	2,677	46.37%	2,897	43.97%	697	52.44%	1,864	49.27%	1,226	50.53%
Consumer	1,486	22.3%	1,207	20.94%	619	19.00%	305	16.04%	292	14.02%
Residential	557	12.96%	890	15.84%	2,195	9.96%	154	15.66%	105	16.05%

	$5,612	100.00%	$5,467	100.00%	$4,288	100.00%	$2,859	100.00%	$2,146	100.00%

The following table provides information on the Bank’s nonperforming assets as of the dates indicated:

	Nonperforming Assets
	(dollars in thousands)
	At December 31,
	2011	2010	2009	2008	2007
Nonaccrual loans	$10,376	$8,366	$5,687	$3,859	$1,246
Foreclosed property (OREO)	3,253	3,440	666	81	—
Loans past due 90 days accruing interest	—	—	—	—	—

Total nonperforming assets	$13,629	$11,806	$6,353	$3,940	$1,246

Restructured loans – performing portion (TDR)	$783	$4,987	$916	$—	$—

Allowance for loan losses to period end loans	1.73%	1.68%	1.33%	1.03%	0.95%
Nonperforming assets to period end loans	4.20%	3.62%	2.25%	1.39%	0.55%
Net charge-offs (recoveries) to average loans	1.44%	0.49%	0.90%	0.26%	0.19%

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

Other Borrowings

Financial uses borrowing in conjunction with deposits to fund lending and investing activities. Borrowings include funding of a short-term nature.

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. The short-term borrowings totaled $8,379,000 and $7,330,000 as of December 31, 2011 and 2010, respectively. The highest average daily balance for any month for repurchase agreements was approximately $9,573,000 and $9,980,000 in the years ended December 31, 2011 and December 31, 2010, respectively. Short-term borrowings may also include federal funds purchased, which are unsecured overnight borrowings from other financial institutions. Unsecured federal funds lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $11,000,000, Suntrust Bank, $3,000,000, and Zions Bank, $4,000,000. In addition, the Bank maintains a $3,000,000 reverse repurchase agreement with Suntrust whereby securities may be pledged as collateral in exchange for funds for a minimum of 30 days with a maximum of 90 days. The Bank also maintains a secured federal funds line with Community Bankers’ Bank whereby it may pledge securities as collateral with no specified minimum or maximum amount or term. No amounts were outstanding on the facilities at either December 31, 2011 or December 31, 2010. The highest average daily balance for any month for federal funds lines was approximately $0 and $2,053,000 in the years ended December 31, 2011 and December 31, 2010, respectively.

Long-term borrowing are obtained through the Federal Home Loan Bank of Atlanta (“FHLBA”). The Bank’s available credit through the FHLBA is $85,400,000 as of September 30, 2011, the most recent calculation.

The following information is provided for borrowings balances, rates and maturities:

(dollars in thousands)	As of December 31,
	2011	2010
Short Term:
Securities sold under agreements to repurchase
Maximum month-end outstanding balance	$9,204	$9,590
Average outstanding balance during the year	8,383	8,756
Average interest rate during the year	0.89%	1.32%
Average interest rate at end of year	0.91%	1.03%

Long Term:
Federal Home Loan Bank advances
Maximum month-end outstanding balance	$10,000	$10,000
Average outstanding balance during the year	10,000	10,959
Average interest rate during the year	2.97%	2.96%
Average interest rate at end of year	2.97%	2.96%

Maturities of FHLBA advances:

	Amount (dollars in thousands)	Type	Rate	Ultimate Maturity Date
	$3,000	Fixed rate credit	3.410%	4/15/2013
	5,000	Fixed rate credit	2.360%	4/15/2013
	2,000	Fixed rate credit	3.785%	4/15/2015

Total	$10,000	Weighted average rate	2.960%

The maximum balance on the FHLBA credit was approximately $10,000,000 and $20,000,000 for the years ended December 31, 2011 and December 31, 2010, respectively.

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

	Contract Amounts (dollars in thousands) at
	December 31,
	2011	2010
Commitments to extend credit	$51,153	$52,963
Standby letters of credit	2,574	3,111

Total	$53,727	$56,074

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

The Bank rents, under non-cancelable leases, three of its banking facilities and one mortgage production office. The Bank has liability in the form of minimum annual rental commitments under these leases as follows:

Year Ending	Amount (in thousands)
2012	$537
2013	546
2014	417
2015	240
2016	196
Thereafter	534

$2,470

Expansion Plans

Subject to regulatory approval, the Bank anticipates opening additional branches during the next two fiscal years. Although numerous factors could influence the Bank’s expansion plans, the following discussion provides a general overview of the additional branch location that the Bank currently is considering.

Timberlake Road Area, Campbell County (Lynchburg), Virginia. As previously disclosed, the Bank has purchased certain real property located at the intersection of Turnpike and Timberlake Roads, Campbell County, Virginia. The Bank does not anticipate opening a branch at this location prior to 2013 or beyond. The Bank has determined that the existing structure is not suitable for use as a bank branch.

Rustburg, Virginia. In March, 2011 the Bank purchased certain real property near the intersection of Routes 501 and 24 in Rustburg, Virginia. The structure on the property is being demolished and removed. The Bank does not anticipate opening a branch at this location prior to the first quarter of 2014 or beyond.

The Bank estimates that the cost of improvements, furniture, fixtures, and equipment necessary to upfit the property will be between $900,000 and $1,500,000 per location.

Although the Bank cannot predict with certainty the financial impact of each new branch, management generally anticipates that each new branch will become profitable within 12 to 18 months of operation.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on us, see “Recent Accounting Pronouncements” in Note 21 to the consolidated financial statements included in Item 8 of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 8.	Financial Statements and Supplementary Data

The following financial statements are filed as a part of this report:

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Balance Sheets, December 31, 2011 and December 31, 2010

Statements of Income, Years Ended December 31, 2011 and December 31, 2010

Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2011 and December 31, 2010

Statements of Cash Flows, Years Ended December 31, 2011 and December 31, 2010

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

In order to ensure that Financial’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2011.

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

Robert R. Chapman III Chief Executive Officer & President March 20, 2012	J. Todd Scruggs Secretary-Treasurer (Principal Financial Officer) March 20, 2012

To the Shareholders and Board of Directors

Bank of the James Financial Group, Inc.

Lynchburg, Virginia

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Bank of the James Financial Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of the James Financial Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia

March 20, 2012

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	December 31,
	2011	2010
Assets

Cash and due from banks	$17,678	$11,665
Federal funds sold	5,662	7,094

Total cash and cash equivalents	23,340	18,759

Securities held-to-maturity (fair value of $8,533 in 2011 and $14,601 in 2010)	8,133	14,297
Securities available-for-sale, at fair value	48,338	38,586
Restricted stock, at cost	1,977	2,180
Loans, net of allowance for loan losses of $5,612 in 2011 and $5,467 in 2010	319,188	320,715
Premises and equipment, net	8,859	8,880
Interest receivable	1,583	1,469
Cash value – bank owned life insurance	8,609	5,360
Other real estate owned net of valuation allowance	3,253	3,440
Other assets	4,156	5,242

Total assets	$427,436	$418,928

Liabilities and stockholders’ equity

Deposits
Noninterest bearing demand	$55,569	$44,272
NOW, money market and savings	230,386	241,176
Time	88,279	82,942

Total deposits	374,234	368,390

Repurchase agreements	8,379	7,330
Federal Home Loan Bank borrowings	10,000	10,000
Capital notes	7,000	7,000
Interest payable	111	121
Other liabilities	907	592

Total liabilities	$400,631	$393,433

Commitments and contingencies

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares, issued and outstanding 3,342,415 shares in 2011 and 3,323,743 shares in 2010	$7,152	$7,113
Additional paid-in-capital	22,775	22,742
Retained earnings (deficit)	(3,068)	(3,668)
Accumulated other comprehensive (loss)	(54)	(692)

Total stockholders’ equity	$26,805	$25,495

Total liabilities and stockholders’ equity	$427,436	$418,928

See notes to the consolidated financial statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share amounts)

	Years Ended December 31,
	2011	2010
Interest and Dividend Income
Loans	$17,572	$19,710
Securities
US agency obligations	939	1,312
Mortgage backed	384	133
Municipals	524	259
Dividends	52	47
Corporates	25	104
Federal funds sold	23	24

Total interest and dividend income	$19,519	$21,589

Interest Expense
Deposits
NOW, money market and savings	$1,675	$3,305
Time Deposits	1,725	2,221
Federal funds purchased	—	2
Federal Home Loan Bank borrowings	297	324
Repurchase agreements	75	116
Capital notes	420	420

Total interest expense	$4,192	$6,388

Net interest income	$15,327	$15,201

Provision for loan losses	4,807	2,783

Net interest income after provision for loan losses	$10,520	$12,418

Other operating income
Mortgage fee income	$1,042	$1,515
Service charges, fees and commissions	1,149	1,344
Increase in cash value of life insurance	249	234
Other	58	67
Gain on sale of available-for-sale securities	1,182	358

Total other operating income	$3,680	$3,518

Other operating expenses
Salaries and employee benefits	$5,668	$6,686
Occupancy	1,091	1,022
Equipment	1,038	1,100
Supplies	365	373
Professional, data processing and other outside expenses	2,139	1,690
Marketing	333	274
Credit expense	257	323
Other real estate expenses	1,021	244
Amortization of tax credit investment	247	196
FDIC insurance expense	661	902
Other	873	692

Total other operating expenses	$13,693	$13,502

Income before income taxes	$507	$2,434
Income tax expense (benefit)	(93)	614

Net Income	$600	$1,820

Income per common share – basic and diluted	$0.18	$0.55

See notes to the consolidated financial statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Total Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss)	Total
Balance at December 31, 2009	2,990,788	$6,400	$20,765	$(2,938)	$(502)	$23,725

Net Income	—	—	—	1,820	—	1,820

Unrealized gains on securities available-for-sale net of deferred taxes of $24	—	—	—	—	47	47

Reclassification adjustment for gains included in net income, net of income tax expense of $121	—	—	—		(237)	(237)

Comprehensive Income						1,630

10% Stock dividend	298,942	640	1,910	(2,550)	—	—

Exercise of stock options	34,013	73	65	—	—	138

Stock compensation expense	—	—	2	—	—	2

Balance at December 31, 2010	3,323,743	$7,113	$22,742	$(3,668)	$(692)	$25,495

Net Income	—	—	—	600	—	600

Unrealized gains on securities available-for-sale net of deferred taxes of $731	—	—	—	—	1,418	1,418

Reclassification adjustment for gains included in net income, net of income tax expense of $402	—	—	—	—	(780)	(780)

Comprehensive Income						1,238

Exercise of stock options	18,672	39	33	—	—	72

Balance at December 31, 2011	3,342,415	$7,152	$22,775	$(3,068)	$(54)	$26,805

See notes to the consolidated financial statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2011	2010
Cash flows from operating activities
Net Income	$600	$1,820

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	715	813
Net amortization and accretion of premiums and discounts on securities	604	514
(Gain) on sale of available-for-sale securities	(1,182)	(358)
Provision for loan losses	4,807	2,783
Loss on sale of other real estate owned	487	53
Impairment of other real estate owned	395	132
Stock compensation expense	—	2
Benefit for deferred income taxes	195	(79)
Amortization of tax credit investment	247	196
(Increase) decrease in interest receivable	(114)	710
(Increase) decrease in other assets	439	573
Decrease in income taxes receivable	(374)	323
(Decrease) in interest payable	(10)	(79)
Increase in other liabilities	315	318

Net cash provided by operating activities	$7,124	$7,721

Cash flows from investing activities
Purchases of securities held-to-maturity	$(1,000)	$—
Proceeds from maturities and calls of securities held-to-maturity	7,000	1,000
Purchases of securities available-for-sale	(72,827)	(45,659)
Proceeds from maturities, calls and paydowns of securities available-for-sale	20,114	8,464
Purchases of bank owned life insurance	(3,000)	—
Proceeds from sale of securities available-for-sale	44,671	43,657
Proceeds from sale of restricted stock	203	135
Origination of loans, net of principal collected	(6,618)	(7,555)
Improvements to other real estate owned	(20)	(31)
Purchases of premises and equipment	(694)	(266)
Proceeds from the sale of other real estate owned	2,663	612

Net cash provided by (used in) investing activities	$(9,508)	$357

Cash flows from financing activities
Net increase (decrease) in deposits	$5,844	$(7,382)
Net increase (decrease) in repurchase agreements	1,049	(3,380)
Net (decrease) in Federal Home Loan Bank advances	—	(10,000)
Proceeds from exercise of stock options	72	138

Net cash provided by (used in) financing activities	$6,965	$(20,624)

(Decrease) increase in cash and cash equivalents	4,581	(12,546)

Cash and cash equivalents at beginning of period	$18,759	$31,305

Cash and cash equivalents at end of period	$23,340	$18,759

Non cash transactions
Transfer of loans to foreclosed assets	$4,619	$2,509
Portion of foreclosed asset sales financed	1,281	—
Transfer of premises and equipment to foreclosed assets	—	1,031
Fair value adjustment for securities	$968	$(288)

Cash transactions
Cash paid for interest	$4,202	$6,467
Cash paid for taxes	712	1,045

See notes to the consolidated financial statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 1 - Organization

Bank of the James Financial Group, Inc. (“Financial” or the “Company”), a Virginia corporation, was organized in 2003 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Financial is headquartered in Lynchburg, Virginia. Financial conducts its business activities through the branch offices of its wholly owned subsidiary bank, Bank of the James (the “Bank”), the Bank’s wholly-owned subsidiary, BOTJ Insurance, Inc. (“BOTJ-Ins.”), and through the Bank’s two divisions, Bank of the James Mortgage division (“Mortgage division”) and BOTJ Investment Services division (“Investment Services division”). The Mortgage division originates conforming and non-conforming home mortgages primarily in the Region 2000 area, which includes the counties of Amherst, Appomattox, Bedford and Campbell (which includes the Town of Altavista) and the cities of Bedford and Lynchburg, Virginia. Financial exists primarily for the purpose of holding the stock of its subsidiaries, the Bank and such other subsidiaries as it may acquire or establish. Financial also has one wholly-owned non-operating subsidiary.

Bank of the James was incorporated on October 23, 1998, and began banking operations on July 22, 1999. The Bank is a Virginia chartered bank and is engaged in lending and deposit gathering activities in Region 2000. It operates under the laws of Virginia and the Rules and Regulations of the Federal Reserve System and the Federal Deposit Insurance Corporation. The Bank’s nine locations consist of four branches in Lynchburg, Virginia, one in Forest, Virginia which includes the Mortgage Division, one in Madison Heights, Virginia, one in the Town of Amherst, Virginia, one in the City of Bedford, Virginia, and one in the Town of Altavista, Virginia.

Note 2 - Summary of significant accounting policies

Consolidation

The consolidated financial statements include the accounts of Bank of the James Financial Group, Inc. and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation and use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets and other real estate owned, other-than-temporary impairments of securities, and the fair value of financial instruments.

Cash and cash equivalents

Cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within ninety days. Generally, federal funds are purchased and sold for one-day periods.

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held-to-maturity or trading, including

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 2 - Summary of significant accounting policies (continued)

equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (1) the Bank intends to sell the security or (2) it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis. If, however, the Bank does not intend to sell the security and it is not more-than-likely than not that the Bank will be required to sell the security before recovery, the Bank must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income.

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

Restricted investments

As members of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of Atlanta (FHLBA), the Bank is required to maintain certain minimum investments in the common stock of the FRB and FHLBA. Required levels of investment are based upon the Bank’s capital and a percentage of qualifying assets. The Bank also maintains stock ownership in Community Bankers’ Bank (CBB). The investment in CBB is minimal and is not mandated but qualifies the Bank for preferred pricing on services offered by CBB. Based on liquidation restrictions, all of these investments are carried at cost.

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

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 2 - Summary of significant accounting policies (continued)

Past due status

Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual and potentially charged-off at an earlier date if collection of principal or interest is considered doubtful.

Non-accrual status

Financial stops accruing interest on a loan at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. At the time the loan is placed on non-accrual status, all previously accrued but not collected interest is reversed against interest income. While the loan is classified as non-accrual, any payments collected are accounted for on the cash-basis or cost-recovery method which requires the entire amount of the payment to be applied directly to principal, until qualifying for return to performing status. Loans may be returned to performing status when all the principal and interest amounts contractually due are brought current (within 90 days past due), future payments are reasonably assured, and contractually required payments have been made on a timely basis for at least 6 consecutive months.

Charge-off

At the time a loan is placed on non-accrual status, it is generally reevaluated for expected loss and a specific reserve, if not already previously assigned, is established against the loan. Consumer term loans are typically charged-off no later than 120 days whereas consumer revolving credit loans are typically charged-off no later than 180 days. Although the goal for commercial and commercial real estate loans is for charge off not later than 180 days, a commercial or commercial real estate loan may not be fully charged off until there is reasonable certainty that no additional workout efforts, troubled debt restructurings or any other types of concession can or will be made by Financial.

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

December 31, 2011 and 2010

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

Management considers the following four components when calculating its loan loss reserve requirement:

•

In accordance with current accounting rules (ASC 310), the Bank performs an individual impairment analysis on all loans with a risk rating of substandard, doubtful, and loss (our internal risk ratings of 7 through 9). The Bank also performs individual loan analysis and assesses potential future losses associated with those relationships risk rated as special mention (our internal risk rating of 6).

•

In accordance with current accounting rules (ASC 450), the Bank examines historical charge-off data by classification code in order to determine a portion of the reserve related to homogeneous pools. The Bank updates its historical charge-off data twice a year and adjusts the reserve accordingly.

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

Troubled debt restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loans reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 2 - Summary of significant accounting policies (continued)

other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Bank had $4,987 and $2,718 classified as TDRs as of December 31, 2011 and 2010, respectively.

Premises, equipment and depreciation

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets on the straight-line basis, which range from 3 to 7 years for equipment and 10 to 39.5 years for buildings and improvements. Leasehold improvements are amortized over a term which includes the remaining lease term and probable renewal periods. Land is carried at cost and is not depreciable. Expenditures for major renewals and betterments are capitalized and those for maintenance and repairs are charged to operating expenses as incurred.

Other real estate owned

Other real estate owned consists of properties acquired through foreclosure or deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value less estimated costs to sell at the date of foreclosure. Losses from the acquisition of property in full or partial satisfaction of loans are charged against the allowance for loan losses. Subsequent write-downs, if any, are charged against expense. Gains and losses on the sales of foreclosed properties are included in determining net income in the year of the sale.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination,

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 2 - Summary of significant accounting policies (continued)

including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income.

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

There were no options granted in 2011 or 2010.

ASC 718 Compensation – Stock Compensation requires Financial to estimate forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period or vesting schedule based on the extent to which actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also will impact the amount of estimated unamortized compensation expense to be recognized in future periods

For the years ended December 31, 2011 and 2010, Financial recognized stock-based compensation expense related to the Amended and Restated Stock Option Plan of 1999 Financial (the “1999 Plan”) of $0 and $2 respectively, in accordance with ASC 718.

As of December 31, 2010, all compensation expense related to the foregoing stock option plan had been recognized. The Company’s ability to grant additional option shares under the 1999 Plan has expired.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

Reclassification

Certain 2010 amounts have been reclassified to conform to the 2011 presentation.

Comprehensive income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains (losses) on securities available-for-sale, and unrealized losses related to factors other than credit on debt securities.

Marketing

The Company expenses advertising costs as incurred. Advertising expenses were $261 and $193 for 2011 and 2010, respectively.

Note 3 - Restrictions on cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were approximately $1,732 and $1,857 for the weeks including December 31, 2011 and 2010, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 4 - Securities

A summary of the amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$8,133	$400	$—	$8,533

Available-for-sale
U.S. agency obligations	$25,416	$117	$(48)	$25,485
Mortgage-backed securities	3,938	5	(4)	3,939
Municipals	19,062	241	(389)	18,914

	$48,416	$363	$(441)	$48,338

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$14,297	$304	$—	$14,601

Available-for-sale
U.S. agency obligations	$14,758	$24	$(441)	$14,341
Mortgage-backed securities	18,057	1	(296)	17,762
Municipals	5,787	15	(337)	5,465
Corporates	1,033	—	(15)	1,018

	$39,635	$40	$(1,089)	$38,586

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 4 - Securities (continued)

Temporarily Impaired Securities

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010:

December 31, 2011	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. agency obligations	$13,593	$48	$—	$—	$13,593	$48
Mortgage-backed securities	985	4	—	—	985	4
Municipals	12,852	389	—	—	12,852	389

Total temporarily impaired securities	$27,430	$441	$—	$—	$27,430	$441

December 31, 2010	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. agency obligations	$11,808	$441	$—	$—	$11,808	$441
Mortgage-backed securities	16,740	296	—	—	16,740	296
Corporates	—	—	1,018	15	1,018	15
Municipals	3,178	303	590	34	3,768	337

Total temporarily impaired securities	$31,726	$1,040	$1,608	$49	$33,334	$1,089

U.S. agency obligations. The unrealized losses on the 6 investments in U.S. agency obligations at December 31, 2011 were caused by interest rate increases. The contractual terms of those investments do no permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2011. Each of these 6 investments carries an investment grade rating of AA.

Mortgage-backed securities. The unrealized losses on the 1 investment in mortgage-backed securities at December 31, 2011 were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Bank’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2011. This investment carries an investment grade rating of AA.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 4 - Securities (continued)

Municipals. The unrealized losses on the 13 investments in municipal obligations at December 31, 2011 were caused by interest rate increases. The contractual terms of those investments do no permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2011. Each of these 13 investments carries an investment grade rating of AA or above.

The amortized costs and fair values of securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Values	Cost	Values

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	2,072	2,362	7,284	7,361
Due after ten years	6,061	6,171	41,132	40,977

	$8,133	$8,533	$48,416	$48,338

The Bank sold $44,671 of securities available-for-sale in 2011. Gross realized gains amounted to $1,228 and gross realized losses amounted to $46. The Bank sold $43,657 of securities available-for-sale in 2010. Gross realized gains amounted to $372 and gross realized losses amounted to $14.

The amortized costs of securities pledged as collateral for public deposits and other short term borrowings were approximately $19,334 and $18,860 (fair value of $19,806 and $19,105) at December 31, 2011 and 2010, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 5 - Loans and allowance for loan losses

The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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
Residential consumer construction

The evaluation also considers the following risk characteristics of each loan portfolio:

•

Commercial loans carry risks associated with the successful operation of a business because the repayment of these loans may be dependent upon the profitability and cash flows of the business or project. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much precision.

•

Commercial real estate loans carry risks associated with a real estate project and other risks associated with the ownership of real estate. In addition, for real estate construction loans there is a risk that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 5 - Loans and allowance for loan losses (continued)

•

Consumer loans carry risks associated with the continued credit-worthiness of the borrower and the value of the collateral (e.g., rapidly-depreciating assets such as automobiles), or lack thereof. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy. Unsecured consumer loans carry additional risks associated with the continued credit-worthiness of borrowers who may be unable to meet payment obligations.

•

Residential mortgage and construction loans carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral. Equity lines of credit carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

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

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 5 - Loans and allowance for loan losses (continued)

Based on the above criteria, we segregate loans into the above categories for special mention, substandard, doubtful and loss from non-classified, or pass rated, loans. We review the characteristics of each rating at least annually, generally during the first quarter. The characteristics of these ratings are as follows:

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

•

“Loss.” These are loans having a risk rating of 9. Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

A summary of loans, net is as follows:

	December 31,
	2011	2010

Commercial	$59,623	$62,786
Commercial real estate	150,622	143,428
Consumer	72,488	68,289
Residential	42,067	51,679

Total loans	324,800	326,182

Less allowance for loan losses	5,612	5,467

Net loans	$319,188	$320,715

The amount of overdrafts reclassified as loans was $14 and $13 as of December 31, 2011 and 2010, respectively.

The Company’s officers, directors and their related interests have various types of loan relationships with the Bank. The total outstanding balances of these related party loans at December 31, 2011 and 2010 were $8,914 and $6,663 respectively. During 2011, new loans and advances amounted to $4,645 and repayments amounted to $2,394. The terms and interest rates of these loans are similar to those for comparable loans with other borrowers of the Bank.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 5 - Loans and allowance for loan losses (continued)

The following tables set forth information regarding impaired and non-accrual loans as of December 31, 2011 and 2010:

Financing Receivables on Non-Accrual Status
(Dollars in Thousands)

	As of December 31,
	2011	2010
Commercial	$3,570	$756
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	1,610	1,157
Commercial Mortgages-Non-Owner Occupied	2,793	2,504
Commercial Construction	782	923
Consumer
Consumer Unsecured	—	83
Consumer Secured	415	1,153
Residential:
Residential Mortgages	1,205	1,725
Residential Consumer Construction	—	65

Totals	$10,375	$8,366

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 5 - Loans and allowance for loan losses (continued)

	Impaired Loans
	For the Year Ended December 31, 2011
2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$3,357	$3,570	$—	$8,978	$118
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,211	3,108	—	2,457	124
Commercial Mortgage Non-Owner Occupied	4,880	5,170	—	5,418	227
Commercial Construction	1,103	1,103	—	984	38
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	293	642	—	330	6
Residential
Residential Mortgages	862	1,007	—	633	15
Residential Consumer Construction	—	—	—	33	—

With An Allowance Recorded:
Commercial	$2,968	$3,052	$440	$2,170	$106
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,516	2,686	555	3,815	137
Commercial Mortgage Non-Owner Occupied	2,590	3,129	228	1,858	117
Commercial Construction	1,700	1,964	275	2,454	42
Consumer
Consumer Unsecured	—	—	—	286	—
Consumer Secured	942	1,021	357	699	49
Residential
Residential Mortgages	1,922	2,180	128	1,847	89
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$6,325	$6,622	$440	$11,147	$224
Commercial Real Estate
Commercial Mortgages-Owner Occupied	4,727	5,794	555	6,272	261
Commercial Mortgage Non-Owner Occupied	7,470	8,299	228	7,275	344
Commercial Construction	2,803	3,067	275	3,438	80
Consumer
Consumer Unsecured	—	—	—	286	—
Consumer Secured	1,235	1,663	357	1,029	55
Residential
Residential Mortgages	2,784	3,187	128	2,480	104
Residential Consumer Construction	—	—	—	33	—

	$25,344	$28,632	$1,983	$31,960	$1,068

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 5 - Loans and allowance for loan losses (continued)

The following tables sets forth the allowance for loan losses activity for the years ended December 31, 2011, 2010, and 2009:

	Allowance for Credit Losses and Recorded Investment in Financing Receivables
	For the Year Ended December 31, 2011
2011	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:

Beginning Balance	$473	$2,897	$1,207	$890	$5,467
Charge-offs	(702)	(2,738)	(817)	(459)	(4,716)
Recoveries	16	3	31	4	54
Provision	1,105	2,515	1,065	122	4,807

Ending Balance	$892	$2,677	$1,486	$557	$5,612

Ending Balance: Individually evaluated for impairment	$440	$1,058	$357	$128	$1,983

Ending Balance: Collectively evaluated for impairment	452	1,619	1,129	429	3,629

Totals:	$892	$2,677	$1,486	$557	$5,612

Financing Receivables:

Ending Balance: Individually evaluated for impairment	$6,325	$15,000	$1,235	$2,784	$25,344

Ending Balance: Collectively evaluated for impairment	53,298	135,622	71,253	39,283	299,456

Totals:	$59,623	$50,622	$72,488	$42,067	$324,800

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 5 - Loans and allowance for loan losses (continued)

	Allowance for Credit Losses and Recorded Investment in Financing Receivables
	For the Year Ended December 31, 2010
2010	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:

Ending Balance: Individually evaluated for impairment	$195	$1,708	$270	$257	$2,430

Ending Balance: Collectively evaluated for impairment	278	1,189	937	633	3,037

Totals:	$473	$2,897	$1,207	$890	$5,467

Financing Receivables:

Ending Balance: Individually evaluated for impairment	15,969	18,969	1,394	2,240	38,572

Ending Balance: Collectively evaluated for impairment	46,817	124,459	66,895	49,439	287,610

Totals:	$62,786	$143,428	$68,289	$51,679	$326,182

Allowance for loan losses:
Beginning balance, January 1, 2009		$2,859
Provision for losses		4,151
Charge-offs		(2,797)
Recoveries		75

Ending balance, December 31, 2009		$4,288

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 5 - Loans and allowance for loan losses (continued)

Age Analysis of Past Due Financing Receivables as of December 31, 2011
2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days & Accruing
Commercial	$532	$26	$3,570	$4,128	$55,495	$59,623	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	2,614	130	1,610	4,354	56,400	60,754	—
Commercial Mortgages-Non-Owner Occupied	504	72	2,793	3,369	74,520	77,889	—

Commercial Construction	782	—	424	1,206	10,773	11,979	—

Consumer:

Consumer Unsecured	6	—	—	6	3,231	3,237	—

Consumer Secured	202	277	415	894	68,357	69,251	—

Residential:

Residential Mortgages	523	162	863	1,548	37,884	39,432	—
Residential Consumer Construction	—	—	—	—	2,635	2,635	—

Total	$5,163	$667	$9,675	$15,505	$309,295	$324,800	$—

Age Analysis of Past Due Financing Receivables as of December 31, 2010
2010	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days & Accruing
Commercial	$726	$180	$576	$1,482	$61,304	$62,786	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	1,390	299	553	2,242	62,120	64,362	—
Commercial Mortgages-Non-Owner Occupied	1,169	253	2,503	3,925	62,619	66,544	—

Commercial Construction	—	—	923	923	11,599	12,522	—

Consumer:

Consumer Unsecured	8	—	83	91	2,824	2,915	—

Consumer Secured	564	230	731	1,525	63,849	65,374	—

Residential:

Residential Mortgages	1,072	68	793	1,933	39,7834	41,767	—
Residential Consumer Construction	—	—	65	65	9,847	9,912	—

Total	$4,929	$1,030	$6,227	$12,186	$313,996	$326,182	$—

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 5 - Loans and allowance for loan losses (continued)

	Credit Loss Disclosures Credit Quality Information - by Class December 31, 2011
2011	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$47,021	$3,978	$2,901	$5,723	$—	$59,623
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	48,622	3,003	4,696	4,283	150	60,754
Commercial Mortgages-Non-Owner Occupied	63,934	3,326	3,159	7,470	—	77,889
Commercial Construction	9,000	176	—	2,803	—	11,979

Consumer
Consumer Unsecured	3,237	—	—	—	—	3,237
Consumer Secured	67,295	488	304	1,164	—	69,251
Residential:
Residential Mortgages	35,543	557	548	2,784	—	39,432
Residential Consumer Construction	2,635	—	—	—	—	2,635

Totals	$277,287	$11,528	$11,608	$24,227	$150	$324,800

	Credit Loss Disclosures Credit Quality Information - by Class December 31, 2010
2010	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$41,328	$2,732	$9,471	$9,075	$180	$62,786
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	50,485	5,535	1,378	6,814	150	64,362
Commercial Mortgages-Non-Owner Occupied	52,004	2,337	6,354	5,849	—	66,544
Commercial Construction	7,571	855	1,446	2,650	—	12,522

Consumer
Consumer Unsecured	2,805	—	1	34	75	2,915
Consumer Secured	63,225	475	349	1,325	—	65,374
Residential:
Residential Mortgages	38,504	77	—	3,014	172	41,767
Residential Consumer Construction	9,475	—	372	65	—	9,912

Totals	$265,397	$12,011	$19,371	$28,826	$577	$326,182

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 5 - Loans and allowance for loan losses (continued)

Troubled Debt Restructurings (TDRs)

For the Year Ended December 31, 2011
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial Real Estate	5	$2,718	$2,718

The five contracts referenced above were modified in the form of interest rate reductions. After modification, each loan was individually reevaluated for impairment. As a result of the evaluation, it was determined that there was no additional impact to the allowance for loan loss.

For the Year Ended December 31, 2011
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment

Commercial	2	$3,596
Consumer	1	30

Total	3	$3,626

Note 6 - Other real estate owned

At December 31, 2011 and 2010, OREO was $3,253,000 and $3,440,000, respectively. OREO is primarily comprised of residential properties and non-residential properties associated with commercial relationships, and are located in Virginia. The following table represents the changes in OREO balance in 2011 and 2010.

OREO Changes
	Year Ended December 31,
	2011	2010
Balance at the beginning of the year (gross)	$3,440	$666
Transfers from Loans	4,619	2,509
Transfer from premises and equipment	—	1,031
Capitalized Costs	20	31
Charge-Offs	(220)	(132)
Sales	(3,944)	(612)
(Loss) on disposition	(487)	(53)

Balance at the end of the year (gross)	$3,428	$3,440

Less valuation allowance	(175)	—
Balance at the end of the year (net)	$3,253	$3,440

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 6 - Other real estate owned (continued)

The following table sets forth the OREO expenses in 2011 and 2010

OREO Expense
	Year Ended December 31,
	2011	2010
Loss on disposition	$487	$54
Write-downs	395	131
Expenses	139	59

Total	$1,021	$244

Note 7 - Premises and equipment

Property and equipment at December 31, 2011 and 2010 are summarized as follows:

	December 31,
	2011	2010
Land	$2,235	$2,235
Building and improvements	5,092	5,034
Construction in progress	594	380
Furniture and equipment	6,277	5,855
Leasehold improvements	1,470	1,470

	15,668	14,974
Less accumulated depreciation	6,809	6,094

Net property and equipment	$8,859	$8,880

Total depreciation expense for the years ended December 31, 2011 and 2010 was $715 and $813, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 8 - Deposits

A summary of deposit accounts is as follows:

	December 31,
	2011	2010
Demand
Noninterest bearing	$55,569	$44,272
Interest bearing	65,781	60,332
Savings	164,605	180,844
Time, $100,000 or more	34,220	30,571
Other time	54,059	52,371

	$374,234	$368,390

At December 31, 2011, maturities of time deposits are scheduled as follows:

Year Ending December 31,	Amount

2012	$43,872
2013	13,472
2014	10,985
2015	16,041
2016	3,909

$88,279

The Bank held related party deposits of $2,936 and $3,527 at December 31, 2011 and 2010, respectively.

Note 9 - Capital notes

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

Financial currently is conducting a private placement of unregistered debt securities (the “2012 Offering”). Financial will sell a maximum of $12,000,000 in principal of notes in the 2012 Offering (the “2012 Notes”). The 2012 Notes will not be and have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The 2012 Notes will bear interest at the rate of 6% per year with interest payable quarterly in arrears. The first interest payment will be due on July 1, 2012. The notes mature on April 1, 2017, but are subject to prepayment in whole or in part on or after April 1, 2013 at Financial’s sole discretion on 30 days

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 9 - Capital notes (continued)

written notice to the holders. Unless prepaid, no principal payments are due until the debt matures on April 1, 2017 (the “Maturity Date”). Financial intends to use up to the first $7,000,000 in proceeds from the 2012 Offering to pay the 2009 Notes on maturity. As of March 20, 2012, Financial has accepted subscription agreements for the purchase of $7,820,000. Financial anticipates that it will close on these purchases on or before March 30, 2012. Financial anticipates that it will continue to sell the 2012 Notes until it has sold $12,000,000 in principal of 2012 Notes, Financial terminates the offering, or April 30, 2012, whichever occurs first.

Note 10 - Other borrowings

Short-term borrowings consist of the following at December 31, 2011 and 2010:

(dollars in thousands)	As of December 31,
	2011	2010
Short Term:
Securities sold under agreements to repurchase
Maximum month-end outstanding balance	$9,204	$9,590
Average outstanding balance during the year	8,383	8,756
Average interest rate during the year	0.89%	1.32%
Average interest rate at end of year	0.91%	1.03%

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings may also include Federal funds purchased, which are unsecured overnight borrowings from other financial institutions.

Unsecured federal fund lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $11,000, Zions Bank, $4,000, and Suntrust Bank, $3,000. In addition, the Bank maintains a $3,000 reverse repurchase agreement with Suntrust whereby securities may be pledged as collateral in exchange for funds for a minimum of 30 days with a maximum of 90 days. The Bank also maintains a secured federal funds line with Community Bankers’ Bank whereby it may pledge securities as collateral with no specified minimum or maximum amount or term.

The Bank is also a member of the Federal Home Loan Bank of Atlanta (“FHLBA”). The Bank’s available credit through the FHLBA is $85,400 as of September 30, 2011, the most recent calculation. Of this amount the Bank has borrowed $10,000 under the following terms:

	Amount	Type	Rate	Ultimate Maturity Date

	$3,000	Fixed rate credit	3.410%	4/15/2013
	5,000	Fixed rate credit	2.360%	4/15/2013
	2,000	Fixed rate credit	3.785%	4/15/2015

Total	$10,000	Weighted average rate	2.960%

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 11 - Income taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2008.

Income tax expense attributable to income before income tax expense is summarized as follows:

	December 31,
	2011	2010
Current federal income tax expense	$(98)	$837
Deferred federal income tax expense (benefit)	195	(79)
Tax credits	(190)	(144)

Income tax expense (benefit)	$(93)	$614

Income tax expense differed from amounts computed by applying the U.S. Federal income tax rate of 34% to income before income tax expense as a result of the following:

	2011	2010
Computed “expected” income tax provision	$172	$828
Increase (reduction) in income tax resulting from:
Non-taxable income	(86)	(83)
Non-deductible expenses	11	13
Tax credits	(190)	(144)

Income tax expense (benefit)	$(93)	$614

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

	2011	2010
Deferred tax assets
Allowance for loan losses	$1,223	$1,434
Unrealized loss on available-for-sale securities	28	357
Carryover of tax credits	325	311

Gross deferred tax assets	1,576	2,102

Deferred tax liabilities
Depreciation	169	187
Other	16	—
Prepaid expenses	16	16

Gross deferred tax liabilities	201	203

Net deferred tax asset	$1,375	$1,899

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 12 - Earnings per share

Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the entity. All amounts have been restated for the stock dividend in 2010.

The basic and diluted earnings (loss) per share calculations are as follows:

	2011	2010
Numerator:
Net income available to stockholders	$600	$1,820

Basic EPS weighted average shares outstanding	3,324,915	3,299,234
Effect of dilutive securities:
Incremental shares attributable to Stock Option Plan	—	24,825

Diluted EPS weighted-average shares outstanding	3,324,915	3,324,059

Basic earnings (loss) per share	$0.18	$0.55

Diluted earnings (loss) per share	$0.18	$0.55

There were 204,912 option shares excluded from the 2010 earnings per share calculation because their effects were anti-dilutive. In 2011, all 216,886 option shares were excluded from the 2011 earnings per share calculation because their effects were ant-dilutive.

Note 13 - Retirement plans

Defined contribution benefit plan. The Company adopted a 401(k) defined contribution plan on October 1, 2000, which is administered by the Virginia Bankers’ Association. Participants have the right to contribute up to a maximum of 19% of pretax annual compensation or the maximum allowed under Section 401(g) of the Internal Revenue Code, whichever is less. In 2010 and 2011, the Company did not make any contributions to the plan.

Supplemental Executive Retirement Plan. A Supplemental Executive Retirement Plan (SERP) was established to provide participating executives (as determined by the Company’s Board of Directors) with benefits that cannot be provided under the 401(k) as a result of limitations imposed by the Internal Revenue Code. The SERP will also provide benefits to eligible employees or their survivors , as applicable, if they die, retire, or are terminated under certain circumstances. SERP expense totaled $101,000 and $76,000 for the years ended December 31, 2011 and 2010, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 13 - Retirement plans (continued)

The Company funds the plan through a modified endowment contract. Income recorded for the plan represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of December 31, 2011 and 2010, the life insurance policies had cash surrender values of approximately $8,609,000 and $5,360,000, respectively.

Note 14 - Stock option plan

On October 21, 1999, the Board of Directors adopted the “1999 Stock Option Plan” for officers and employees. In 2010, a stock dividend of 10% was declared affecting the aforementioned grants retroactively (See Note 15). The ability to grant shares under the 1999 Stock Option Plan expired on October 21, 2009. The plan expired with 25,832 shares not granted.

Stock option plan activity for the year ended December 31, 2011 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of in-the-money options (Aggregate Intrinsic Value)

Options outstanding, January 1, 2011	284,906	$8.42
Granted	—	—
Exercised	(18,672)	3.90
Forfeited	(49,348)	8.31

Options outstanding, December 31, 2011	216,886	$8.83	2.7	$—

Options exercisable, December 31, 2011	216,886	$8.83	2.7	$—

The total approximate value of in-the-money options exercised during 2011 was $9. There is no additional unrecognized compensation expense related to non vested option awards associated with the 1999 Stock Option Plan

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 14 - Stock option plan (continued)

The following is summarized information concerning currently outstanding and exercisable options as adjusted for all stock dividends previously declared and paid:

Options Outstanding and Exercisable
Range of Exercise		Remaining	Weighted Average
Prices ($)	Number of Options	Contractual Life	Exercise Price ($)
5.20 to 6.71	46,411	1.1 years	5.39
7.73 to 10.84	100,660	2.6 years	8.59
11.45 to 12.79	69,815	4.0 years	11.46

5.20 to 12.79	216,886	2.7 years	8.83

Note 15 - Stockholders’ equity

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

Note 16 - Regulatory matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2011 that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual regulatory capital amounts and ratios for December 31, 2011 and 2010 are also presented in the table below.

As of December 31, 2011, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 16 - Regulatory matters (continued)

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The capital ratios for the Bank for 2011 and 2010 are set forth in the following table:

	December 31, 2011
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)	$37,452	11.79%	$25,415	>8.00%	$31,768	>10.00%
Tier I capital
(to risk-weighted assets)	$33,461	10.53%	$12,707	>4.00%	$19,061	>6.00%
Tier I capital (leverage)
(to average assets)	$33,461	7.82%	$17,107	>4.00%	$21,384	>5.00%

	December 31, 2010
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)	$36,105	11.37%	$25,408	>8.00%	$31,761	>10.00%
Tier I capital
(to risk-weighted assets)	$32,116	10.11%	$12,704	>4.00%	$19,056	>6.00%
Tier I capital (leverage)
(to average assets)	$32,116	7.59%	$16,934	>4.00%	$21,167	>5.00%

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 16 - Regulatory matters (continued)

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

Note 17 - Contingent liabilities

The Bank rents, under non-cancelable leases, three of its banking facilities and one mortgage production office. The original lease for 615 Church Street expired on July 31, 2009. On August 1, 2009, the Bank elected to enter into a new 10 year lease for this property. The Bank has 7.5 years remaining on this lease.

The Bank entered into a lease agreement for 828 Main Street with Jamesview Investments, LLC of which a Board member is a 50% owner. The initial term of the lease is 10 years with two five year renewal options for a total of 20 years. The Bank has 13.5 years remaining on this lease including option periods. The total expense to be incurred by the Bank over the course of the lease, including options to extend, is $4,277.

In December 2005, the Bank entered into a lease agreement for 4935 Boonsboro Road with Forehand Family Limited Partnership. The initial term of the lease is 5 years with two five year renewal options for a total of 15 years. The Bank has 9 years remaining on this lease including one remaining option period.

In September 2008, the Bank entered into a lease agreement for a potential future branch facility located at 1152 Hendricks Store Road, Moneta, Virginia. The initial term of the lease is five years with one five year renewal option for a total of 10 years. The property is currently being utilized as a seasonal mortgage origination office. The Bank has 1.6 years remaining on the initial five year term of the lease.

Rental expenses under operating leases were $486 and $398 for the years ended December 31, 2011 and 2010, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 17 - Contingent liabilities (continued)

The current minimum annual rental commitments under the non-cancelable leases in effect at December 31, 2011 are as follows:

Year Ending	Amount
2012	$537
2013	546
2014	417
2015	240
2016	196
Thereafter	534

$2,470

Note 18 - Financial instruments with off-balance-sheet risk

The Bank is not a party to derivative financial instruments with off-balance-sheet risks such as futures, forwards, swaps and options. The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 18 - Financial instruments with off-balance-sheet risk (continued)

Financial instruments whose contract amounts represent credit risk are as follows:

	Contract Amounts at December 31,
	2011	2010

Commitments to extend credit	$51,153	$52,963

Standby letters of credit	$2,574	$3,111

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

Note 19 - Concentration of credit risk

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

The Bank maintains a significant portion of its cash balances with one financial institution. At December 31, 2011, accounts at this institution were 100% secured by the Federal Deposit Insurance Corporation as a result of the temporary FDIC insurance limit increases promulgated by the Emergency Economic Stabilization Act of 2008. Uninsured cash balances were approximately $398 and $482, which consisted of the total balances in 2 accounts at the Federal Home Loan Bank of Atlanta, at December 31, 2011 and 2010, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 20 - Fair value measurements

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

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 20 - Fair value measurements (continued)

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

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period.

		Carrying Value at December 31, 2011
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. agency obligations	$25,485	$—	$25,485	$—
Mortgage-backed securities	3,939	—	3,939	—
Municipals	18,914	—	18,914	—

Total available-for-sale securities	$48,338	$—	$48,338	$—

		Carrying Value at December 31, 2010
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. agency obligations	$14,341	$—	$14,341	$—
Mortgage-backed securities	17,762	—	17,762	—
Municipals	5,465	—	5,465	—
Corporates	1,018	—	1,018	—

Total available-for-sale securities	$38,586	$—	$38,586	$—

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 20 - Fair value measurements (continued)

Loans held for sale

Loans held for sale are required to be measured in a lower of cost or fair value. Under ASC 820, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At December 31, 2011 and 2010, the Company had no loans held for sale.

Impaired loans

ASC 820 applies to loans measured for impairment at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

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

Real estate acquired through foreclosure is transferred to other real estate owned (“OREO”). The measurement of loss associated with OREO is based on the fair value of the collateral less anticipated selling costs compared to the unpaid loan balance. The value of OREO collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate is over one year old, then the fair value is considered Level 3. Any fair value adjustments are recorded in the period incurred and expensed against current earnings.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 20 - Fair value measurements (continued)

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period.

		Carrying Value at December 31, 2011
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$10,655	$—	$5,902	$4,753

Other real estate	$3,253	$—	$3,253	$—

		Carrying Value at December 31, 2010
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$11,188	$—	$3,205	$8,683

Other real estate	$3,440	$—	$3,440	$—

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 20 - Fair value measurements (continued)

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

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at December 31, 2011 and 2010 and therefore are not included in the table below.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 20 - Fair value measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows:

	December 31, 2011		December 31, 2010
	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$17,678	$17,678	$11,665	$10,074
Federal funds sold	5,662	5,662	7,094	21,231
Securities
Available-for-sale	48,338	48,338	38,586	45,239
Held-to-maturity	8,133	8,533	14,297	15,277
Loans, net	319,188	329,051	320,715	320,936
Interest receivable	1,583	1,583	1,469	2,179
BOLI	8,609	8,609	5,360	5,125

Financial liabilities
Deposits	$374,234	$375,544	$368,390	$375,020
FHLB borrowings	10,000	9,752	10,000	20,250
Repurchase agreements	8,379	8,392	7,330	10,710
Capital notes	7,000	6,826	7,000	7,000
Interest payable	111	111	121	200

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 20 - Fair value measurements (continued)

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

Note 21 - Impact of recently issued accounting standards

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

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 21 - Impact of recently issued accounting standards (continued)

disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010 – 29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. generally accepted accounting principles (GAAP) were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The Company has submitted financial statements in extensible business reporting language (XBRL) format with their SEC filings in accordance with the phased-in schedule.

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

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings.” The amendments in this ASU temporarily delayed the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring was effective for interim and annual periods ending after June 15, 2011. The Company has adopted ASU 2011-01 and included the required disclosures in its consolidated financial statements.

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

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

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

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently assessing the impact that ASU 2011-11 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company is currently assessing the impact that ASU 2011-12 will have on its consolidated financial statements.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 22 - Condensed financial statements of parent company

Financial information pertaining only to Bank of the James Financial Group, Inc. is as follows:

Balance Sheet
	December 31,
	2011	2010
Assets
Cash	$229	$597
Taxes receivable	243	236

Investment in subsidiaries
Bank of the James	33,408	31,424
BOTJ Investment Group, Inc.	—	279

Total investment in subsidiaries	33,408	31,703

Total assets	$33,880	$32,536

Liabilities and stockholders’ equity

Capital notes, 6% due 4/2012	$7,000	$7,000
Other liabilities	75	41

Total liabilities	7,075	7,041

Common stock $2.14 par value	$7,152	$7,113
Additional paid-in-capital	22,775	22,742
Retained (deficit)	(3,068)	(3,668)
Accumulated other comprehensive (loss)	(54)	(692)

Total stockholders’ equity	$26,805	$25,495

Total liabilities and stockholders’ equity	$33,880	$32,536

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 22 - Condensed financial statements of parent company (continued)

Statements of Income
	Years Ended December 31,
	2011	2010

Income	$—	$—

Operating expenses
Interest on capital notes	420	420
Legal and professional fees	378	77
Other expense	22	—

Total expenses	$(820)	$(497)

Allocated income tax benefits	$353	$169

(Loss) before equity in undistributed income of subsidiaries	$(467)	$(328)

Equity in undistributed income – Bank of the James	$1,346	$2,224
Equity in undistributed (loss) – BOTJ Investment Group, Inc.	(279)	(76)

Net income	$600	$1,820

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(dollars in thousands, except share and per share data)

Note 22 - Condensed financial statements of parent company (continued)

Statements of Cash Flows
	Years Ended December 31,
	2011	2010

Cash flows from operating activities
Net income	$600	$1,820

Adjustments to reconcile net income to net cash used in operating activities
(Increase) in income taxes receivable	(7)	(169)
Increase in other liabilities	34	41
Equity in undistributed net (income) of Bank of the James	(1,346)	(2,224)
Equity in undistributed net loss of BOTJ Investment Group, Inc.	279	76

Net cash used in operating activities	$(440)	$(456)

Cash flows from financing activities
Proceeds from exercise of stock options	72	138

Net cash provided by financing activities	$72	$138

(Decrease) in cash and cash equivalents	$(368)	$(318)

Cash and cash equivalents at beginning of period	597	915

Cash and cash equivalents at end of period	$229	$597

Note 23 - Subsequent events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2011. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2011, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.	Controls and Procedures

Financial’s management, including Financial’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2011. Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Financial’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that Financial files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management’s annual report on internal control over financial reporting is incorporated herein by reference to Financial’s audited Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

There have been no significant changes during the quarter ended December 31, 2011, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Part of the response to this Item will be included in the information set forth under the headings “Nominees and Continuing Directors,” “Corporate Governance and the Board of Directors Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Financial’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders, which Proxy Statement will be filed with the SEC within 120 days of the end of the Financial’s 2011 fiscal year (the “2012 Proxy Statement”), and such information is hereby incorporated by reference.

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

The response to this Item will be included in the information set forth under the headings “Compensation of Directors and Executive Officers,” “Compensation of Directors and Executive Officers – Outstanding Equity Awards at Fiscal Year End,” “Corporate Governance and the Board of Directors Matters,” and “Committees of the Board of Directors of Financial” in the 2012 Proxy Statement and such information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item 12 is included under “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 of this annual report on Form 10-K. The information required by this Item will be included in the information set forth under the heading “Corporate Governance and the Board of Directors Matters – Independence of Directors” and “Security Ownership of Management” in the 2012 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this Item will be included in the information set forth under the heading “Transactions with Related Parties” in the 2012 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The response to this Item will be included in the information set forth under the heading “Independent Public Accountants” in the 2012 Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements. Listed and included in Part II, Item 8.

(2)	Financial Statement Schedules. Not applicable.

(3)	Exhibits. The following exhibits are filed as a part of this Form 10-K:

No.	Description

2.1	Agreement and Plan of Share Exchange dated October 9, 2003 between Bank of the James Financial Group, Inc. and Bank of the James, dated as of October 9, 2003 (incorporated by reference to Exhibit 2.1 to Form 8-K12g-3 filed on January 13, 2004)

3.1	Amended and Restated Articles of Incorporation of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3(i) to Form 8-K filed on August 12, 2009)

3.2	Bylaws of Bank of the James (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 18, 2006)

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-KSB filed on March 26, 2004)

10.2	Amended and Restated Stock Option Plan (incorporated by reference to Form S-8 filed on August 14, 2004)

10.6	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003 (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on March 26, 2004)

21.1	List of subsidiaries (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)

101	The following materials from Bank of the James Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) Consolidated Statements of Income For the Years ended December 31, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2011 and 2010 (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Income For the Years ended December 31, 2011 and 2010; (v) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 20, 2012.

Signature	Capacity

/S/ Robert R. Chapman III	President (Principal Executive Officer) and Director
Robert R. Chapman III

/S/ J. Todd Scruggs	Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer) and Director
J. Todd Scruggs

/S/ Thomas W. Pettyjohn, Jr.	Director, Chairman
Thomas W. Pettyjohn, Jr.

/S/ Lewis C. Addison	Director
Lewis C. Addison

/S/ John R. Alford, Jr.	Director
John R. Alford, Jr.

/S/ William C. Bryant III	Director
William C. Bryant III

/S/ Donna Schewel Clark	Director
Donna Schewel Clark

Director
Julie P. Doyle

/S/ James F. Daly	Director
James F. Daly

/S/ Watt R. Foster, Jr.	Director
Watt R. Foster, Jr.

/S/ Donald M. Giles	Director
Donald M. Giles

/S/ Augustus A. Petticolas, Jr.	Director
Augustus A. Petticolas, Jr.

EXHIBIT INDEX

No.	Description

2.1	Agreement and Plan of Share Exchange dated October 9, 2003 between Bank of the James Financial Group, Inc. and Bank of the James, dated as of October 9, 2003 (incorporated by reference to Exhibit 2.1 to Form 8-K12g-3 filed on January 13, 2004)

3.1	Amended and Restated Articles of Incorporation of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3(i) to Form 8-K filed on August 12, 2009)

3.2	Bylaws of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed December 27, 2011)

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-KSB filed on March 26, 2004)

10.2	Amended and Restated Stock Option Plan (incorporated by reference to Form S-8 filed on August 14, 2004)

10.6	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003 (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on March 26, 2004)

21.1	List of subsidiaries (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)

101	The following materials from Bank of the James Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) Consolidated Statements of Income For the Years ended December 31, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2011 and 2010 (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Income For the Years ended December 31, 2011 and 2010; (v) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.