Form 10-Q
period 2012-03-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2012-05-11
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

BANK OF THE JAMES FINANCIAL GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Virginia	001-35402	20-0500300
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)

828 Main Street, Lynchburg, VA		24504
(Address of principal executive offices)		(Zip Code)

(434) 846-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,342,415 shares of Common Stock, par value $2.14 per share, were outstanding at May 11, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts)

	(unaudited) 3/31/2012	(audited) 12/31/2011

Assets
Cash and due from banks	$13,283	$17,678
Federal funds sold	13,097	5,662

Total cash and cash equivalents	26,380	23,340

Securities held-to-maturity (fair value of $8,437 in 2012 and $8,533 in 2011)	8,101	8,133
Securities available-for-sale, at fair value	57,159	48,338
Restricted stock, at cost	1,980	1,977
Loans, net of allowance for loan losses of $6,006 in 2012 and $5,612 in 2011	312,185	318,754
Loans held for sale	1,005	434
Premises and equipment, net	8,768	8,859
Interest receivable	1,634	1,583
Cash value - bank owned life insurance	8,691	8,609
Other real estate owned, net valuation allowance	3,566	3,253
Other assets	3,903	4,156

Total assets	$433,372	$427,436

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$60,180	$55,569
NOW, money market and savings	235,043	230,386
Time	91,368	88,279

Total deposits	$386,591	$374,234

Repurchase agreements	725	8,379
FHLB borrowings	10,000	10,000
Capital notes, 6%, due 4/1/2012	7,000	7,000
Interest payable	114	111
Other liabilities	1,906	907

Total liabilities	$406,336	$400,631

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 3,342,415 as of March 31, 2012 and December 31, 2011	7,152	7,152
Additional paid-in-capital	22,775	22,775
Accumulated other comprehensive (loss)	(183)	(54)
Retained (deficit)	(2,708)	(3,068)

Total stockholders’ equity	$27,036	$26,805

Total liabilities and stockholders’ equity	$433,372	$427,436

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended March 31,
	2012	2011
Interest and Dividend Income
Loans	$4,224	$4,473
Securities
US Government and agency obligations	280	238
Mortgage backed securities	13	116
Municipals	154	88
Dividends	4	3
Other (Corporates)	6	19
Federal Funds sold	5	5

Total interest and dividend income	4,686	4,942

Interest Expense
Deposits
NOW, money market savings	205	612
Time deposits	421	429
FHLB borrowings	74	73
Reverse repurchase agreements	15	16
Capital notes 6% due 4/1/2012	105	105

Total interest expense	820	1,235

Net interest income	3,866	3,707

Provision for loan losses	750	579

Net interest income after provision for loan losses	3,116	3,128

Other operating income
Mortgage fee income	226	286
Service charges, fees and commissions	283	283
Increase in cash value of life insurance	82	55
Other	39	17
Gain on sale or call of securities	41	31

Total other operating income	671	672

Other operating expenses
Salaries and employee benefits	1,503	1,427
Occupancy	286	276
Equipment	253	261
Supplies	113	89
Professional, data processing, and other outside expense	498	473
Marketing	104	79
Credit expense	56	72
Other real estate expenses	48	92
FDIC insurance expense	144	229
Other	279	172

Total other operating expenses	3,284	3,170

Income before income taxes	503	630

Income tax expense	143	195

Net Income	$360	$435

Weighted average shares outstanding – basic	3,342,415	3,323,743

Weighted average shares outstanding– diluted	3,342,415	3,336,860

Income per common share – basic and diluted	$0.11	$0.13

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three months ended March 31, 2012 and 2011

(dollar amounts in thousands) (unaudited)

	Three months ended March 31,
	2012	2011
Net Income	$360	$435

Other comprehensive income (loss)
Unrealized gains on securities available-for-sale net of deferred taxes of $52 and $187	(100)	362

Reclassification adjustment for gains included in net income, net of taxes of $14 and $11	(29)	(20)

Other comprehensive income (loss), net of tax	(129)	342

Comprehensive income	$231	$777

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three months ended March 31, 2012 and 2011

(dollar amounts in thousands, except per share amounts) (unaudited)

	March 31,
	2012	2011

Cash flows from operating activities
Net Income	$360	$435

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	165	189
Net amortization and accretion of premiums and discounts on securities	158	160
(Gain) on sale of available-for-sale securities	(41)	(31)
Provision for loan losses	750	579
Loss on sale of other real estate owned	16	56
Impairment of other real estate owned	60	—
(Increase) in cash value of life insurance	(82)	(55)
(Increase) in interest receivable	(51)	(154)
(Increase) in loans held for sale	(571)	—
Decrease in other assets	177	262
Decrease in income taxes receivable	141	195
Increase (decrease) in interest payable	3	(1)
Increase in other liabilities	999	62

Net cash provided by operating activities	$2,084	$1,697

Cash flows from investing activities
Purchases of securities held-to-maturity	$—	$(1,000)
Proceeds from maturities and calls of securities held-to-maturity	—	2,000
Purchases of securities available-for-sale	(17,650)	(8,324)
Proceeds from maturities, calls and paydowns of securities available-for-sale	3,155	719
Proceeds from sale of securities available-for-sale	5,390	2,589
Purchase of Federal Reserve Bank stock	—	(1)
Purchase of Federal Home Loan Bank stock	(3)	—
Proceeds from sale of other real estate owned	518	329
Origination of loans, net of principal collected	4,917	(3,700)
Purchases of premises and equipment	(74)	(293)

Net cash (used in) investing activities	$(3,747)	$(7,681)

Cash flows from financing activities
Net increase in deposits	$12,357	$10,817
Net increase (decrease) in repurchase agreements	(7,654)	321

Net cash provided by financing activities	$4,703	$11,138

Increase in cash and cash equivalents	3,040	5,154

Cash and cash equivalents at beginning of period	$23,340	$18,759

Cash and cash equivalents at end of period	$26,380	$23,913

Non cash transactions
Transfer of loans to foreclosed assets	$902	$870
Fair value adjustment for securities	(199)	518

Cash transactions
Cash paid for interest	$817	$1,236
Cash paid for taxes	—	—

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands) (unaudited)

	Total Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2010	3,323,743	$7,113	$22,742	$(3,668)	$(692)	$25,495

Net Income	—	—	—	600	—	600
Other Comprehensive Income						638
Exercise of stock options	18,672	39	33	—	—	72

Balance at December 31, 2011	3,342,415	$7,152	$22,775	$(3,068)	$(54)	$26,805

Net Income	—	—	—	360	—	360
Other Comprehensive Income						(129)

Balance at March 31, 2012	3,342,415	$7,152	$22,775	$(2,708)	$(183)	$27,036

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2011. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2011 included in Financial’s Annual Report on Form 10-K. Results for the three month periods ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Note 3 – Earnings Per Share

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of 1999 Financial (the “1999 Plan”) are considered dilutive. The following is a summary of the earnings per share calculation for the three months ended March 31, 2012 and 2011.

	Three months ended March 31,
	2012	2011
Net income	$360,000	$435,000

Weighted average number of shares	3,342,415	3,323,743
Options effect of incremental shares	—	13,117

Weighted average diluted shares	3,342,415	3,336,860

Basic EPS (weighted avg shares)	$0.11	$0.13

Diluted EPS (Including Option Shares)	$0.11	$0.13

The following table sets forth the incremental shares associated with option shares that were not included in calculating the diluted earnings because their effect was anti-dilutive:

	Three months ended March 31,
	2012	2011
Incremental shares excluded from calculating diluted EPS because their effect was anti-dilutive	216,886	207,305

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Note 4 – Stock Based Compensation (continued)

Stock option plan activity for the three months ended March 31, 2012 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Options outstanding, January 1, 2012	216,886	$8.83
Exercised	—	—
Forfeited	—	$—

Options outstanding, March 31, 2012	216,886	$8.83	2.47	$8,129

Options exercisable, March 31, 2012	216,886	$8.83	2.47	$8,129

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

Note 5 – Fair Value Measurements

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

Note 5 – Fair Value Measurements (continued)

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

Note 5 – Fair Value Measurements (continued)

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period (in thousands):

		Carrying Value at March 31, 2012
Description	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US agency obligations	$34,010	$—	$34,010	$—
Mortgage-backed securities	2,999	—	2,999	—
Municipals	18,488	—	18,488	—
Corporates	1,662	—	1,662	—

Total available-for-sale securities	$57,159	$—	$57,159	$—

		Carrying Value at December 31, 2011
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US agency obligations	$25,485	$—	$25,485	$—
Mortgage-backed securities	3,939	—	3,939	—
Municipals	18,914	—	18,914	—

Total available-for-sale securities	$48,338	$—	$48,338	$—

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

Note 5 – Fair Value Measurements (continued)

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

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period (in thousands).

		Carrying Value at March 31, 2012
Description	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$9,315	$—	$3,855	$5,460

Other real estate owned	$3,566	$—	$3,566	$—

		Carrying Value at December 31, 2011
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$10,655	$—	$2,710	$7,945

Other real estate owned	$3,253	$—	$3,253	$—

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$5,460	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

Note 5 – Fair Value Measurements (continued)

The following table summarizes activity at the Level 3 valuation for the first quarter of 2012:

Three months ended March 31, 2012

(dollars in thousands)

Balance as of December 31, 2011	$7,945
Transfers to Level 3	288
Changes in loan balances due to payments	(44)
Loans no longer considered impaired or transferred to Level 2*	(2,729)

Ending balance as of March 31, 2012	$5,460

*	Includes loans charged down during the quarter to the net realizable value of the collateral.

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

Note 5 – Fair Value Measurements (continued)

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

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at March 31, 2012 and December 31, 2011 and therefore are not included in the table below.

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows (in thousands):

		Fair Value Measurements at March 31, 2012 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$13,283	$13,283	$—	$—	$13,283
Federal funds sold	13,097	13,097	—	—	13,097
Securities
Available-for-sale	57,159	—	57,159	—	57,159
Held-to-maturity	8,101	—	8,437	—	8,437
Loans, net	312,185	—	316,372	5,460	321,832
Loans held for sale	1,005	—	1,005	—	1,005
Interest receivable	1,634	—	1,634	—	1,634
BOLI	8,691	—	8,691	—	8,691

Liabilities
Deposits	$386,591	$—	$387,944	$—	$387,944
FHLB borrowings	10,000	—	9,752	—	9,752
Repurchase agreements	725	—	725	—	725
Capital notes	7,000	—	6,826	—	6,826
Interest payable	114	—	114	—	114

Note 5 – Fair Value Measurements (continued)

		Fair Value Measurements at December 31, 2011 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$17,678	$17,678	$—	$—	$17,678
Federal funds sold	5,662	5,662	—	—	5,662
Securities
Available-for-sale	48,338	—	48,338	—	48,338
Held-to-maturity	8,133	—	8,533	—	8,533
Loans, net	318,754	—	320,658	7,945	328,603
Loans held for sale	434	—	434	—	434
Interest receivable	1,583	—	1,583	—	1,583
BOLI	8,609	—	8,609	—	8,609

Liabilities
Deposits	$374,234	$—	$375,544	$—	$375,544
FHLB borrowings	10,000	—	9,752	—	9,752
Repurchase agreements	8,379	—	8,392	—	8,392
Capital notes	7,000	—	6,826	—	6,826
Interest payable	111	—	111	—	111

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

Note 5 – Fair Value Measurements (continued)

Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Bank’s overall interest rate risk.

Note 6 – Capital Notes

In connection with a private placement of unregistered debt securities, Financial issued capital notes in the amount $7,000,000 (the “Notes”) in 2009. The Notes bore interest at the rate of 6% per year with interest payable quarterly in arrears. During the three months ended March 31, 2012, Financial made interest payments on the Notes totaling $105,000. No principal payments were due until the Notes matured on April 1, 2012. Financial paid the Notes in full on or about this date with proceeds from the 2012 Offering described below.

Financial currently is conducting a private placement of unregistered debt securities (the “2012 Offering”) pursuant to which it will sell a maximum of $12,000,000 in principal of notes (the “2012 Notes”). As of April 1, 2012, Financial had issued 2012 Notes in the amount $8,762,000. The 2012 Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. The first quarterly interest payment on the 2012 Notes is due on July 1, 2012. No principal payments are due until the Notes mature on April 1, 2017 unless the Notes are called in full or in part after April 1, 2013.

On the maturity date or a call date, the principal and all accrued but unpaid interest on the Notes will be due and payable. Financial will continue to sell the 2012 Notes until June 30, 2012 (extended from April 30, 2012 and subject to further extension), it has sold $12,000,000 in principal of 2012 Notes, or it terminates the offering, or, whichever occurs first.

Note 7 – Investments

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of March 31, 2012 and December 31, 2011 (amounts in thousands):

	March 31, 2012
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	(Losses)
Held-to-Maturity
US agency obligations	$8,101	$336	$—	$8,437

Available-for-Sale
US agency obligations	$34,355	$151	$(496)	$34,010
Mortgage-backed securities	2,995	4	—	2,999
Municipals	18,426	231	(169)	18,488
Other	1,660	2	—	1,662

	$57,436	$388	$(665)	$57,159

	December 31, 2011
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	(Losses)
Held-to-Maturity
US agency obligations	$8,133	$400	$—	$8,533

Available-for-Sale
US agency obligations	$25,416	$117	$(48)	$25,485
Mortgage-backed securities	3,938	5	(4)	3,939
Municipals	19,062	241	(389)	18,914

	$48,416	$363	$(441)	$48,338

Note 7 – Investments (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
March 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$18,722	$496	$—	$—	$18,722	$496
Municipals	12,031	169	—	—	12,031	169

Total	$30,753	$665	$—	$—	$30,753	$665

	Less than 12 months		More than 12 months		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$13,593	$48	$—	$—	$13,593	$48
Mortgage-backed securities	985	4	—	—	985	4
Municipals	12,852	389	—	—	12,852	389

Total	$27,430	$441	$—	$—	$27,430	$441

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

At March 31, 2012, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of March 31, 2012, the Bank owned 23 securities that were being evaluated for other than temporary impairment. 10 of these securities were S&P rated AAA and 13 were S&P rated AA. As of March 31, 2012, 10 of these securities were obligations of government sponsored entities and 13 were municipal issues.

Based on the analysis performed by management as mandated by the Bank’s investment policy, management believes the default risk to be minimal. Because the Bank expects to recover the entire amortized cost basis, no declines currently are deemed to be other-than-temporary.

Note 8 – Business Segments

The Company has two reportable business segments: (i) a traditional full service community banking segment and, (ii) a mortgage loan origination business. The community banking business segment includes Bank of the James which provides loans, deposits, investments and insurance to retail and commercial customers throughout Region 2000. The mortgage segment provides a variety of mortgage loan products principally within Region 2000. Mortgage loans are originated and sold in the secondary market through purchase commitments from investors. Because of the pre-arranged purchase commitments, there is minimal risk to the Company.

Both of the Company’s reportable segments are service based. The mortgage business is a fee-based business while the Bank’s primary source of revenue is net interest income. The Bank also provides a referral network for the mortgage origination business. The mortgage business may also be in a position to refer its customers to the Bank for banking services when appropriate.

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for three months ended March 31, 2012 and 2011 was as follows (dollars in thousands):

Business Segments

	Community Banking	Mortgage	Total
Three months ended March 31, 2012
Net interest income	$3,866	$—	$3,866
Provision for loan losses	750	—	750

Net interest income after provision for loan losses	3,116	—	3,116
Noninterest income	445	226	671
Noninterest expenses	3,089	195	3,284

Income before income taxes	472	31	503
Income tax expense	132	11	143

Net income	$340	$20	$360

Total assets	$433,296	$1,081	$433,372

Three months ended March 31, 2011
Net interest income	$3,707	$—	$3,707
Provision for loan losses	579	—	579

Net interest income after provision for loan losses	3,128	—	3,128
Noninterest income	386	286	672
Noninterest expenses	2,925	245	3,170

Income before income taxes	589	41	630
Income tax expense	181	14	195

Net income	$408	$27	$435

Total assets	$427,376	$60	$427,436

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

Loan Segments:	Loan Classes:

Commercial	Commercial and industrial loans

Commercial real estate	Commercial mortgages – owner occupied
Commercial mortgages – non-owner occupied
Commercial construction

Consumer	Consumer unsecured
Consumer secured

Residential	Residential mortgages
Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	March 31, 2012	December 31, 2011

Commercial	$57,603	$59,623
Commercial real estate	144,881	150,622
Consumer	71,317	72,488
Residential	44,390	41,633

Total loans	318,191	324,366

Less allowance for loan losses	6,006	5,612

Net loans	$312,185	$318,754

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

Note 9 – Loans and allowance for loan losses and OREO (continued)

Financing Receivables on Non-Accrual Status

(dollars in thousands)

	As of
	March 31, 2012	December 31, 2011
Commercial	$3,277	$3,570
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	1,016	1,610
Commercial Mortgages-Non-Owner Occupied	2,581	2,793
Commercial Construction	1,843	782
Consumer
Consumer Unsecured	—	—
Consumer Secured	247	415
Residential:
Residential Mortgages	815	1,205
Residential Consumer Construction	—	—

Totals	$9,779	$10,375

We also classify other real estate owned (OREO) as a nonperforming asset. OREO, which is accounted for in the “other assets” section of the Consolidated Balance Sheets, represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. OREO increased to $3,566,000 on March 31, 2012 from $3,253,000 on December 31, 2011. The following table represents the changes in OREO balance during the three months ended March 31, 2012.

OREO Changes

(Dollars in Thousands)

Three months ended March 31, 2012
Balance at the beginning of the year (gross)	$3,253
Transfers from loans	902
Capitalized costs	5
Charge-Offs	(60)
Sales proceeds	(518)
Gain (loss) on disposition	(16)

Balance at the end of the period (gross)	$3,566

Less valuation allowance	—

Balance at the end of the period (net)	$3,566

Note 9 – Loans and allowance for loan losses and OREO (continued)

	Impaired Loans (dollars in thousands)
	For the Year Ended March 31, 2012
2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$4,935	$5,121	$—	$4,146	$24
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,617	2,726	—	2,414	72
Commercial Mortgage Non-Owner Occupied	4,870	5,085	—	4,875	62
Commercial Construction	1,099	1,099	—	1,101	15
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	43	43	—	168	1
Residential
Residential Mortgages	1,649	1,793	—	1,256	21
Residential Consumer Construction	—	—	—	—	—

With An Allowance Recorded:
Commercial	$1,573	$1,579	$328	$2,271	$22
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,530	4,425	787	3,023	42
Commercial Mortgage Non-Owner Occupied	2,512	3,077	424	2,551	8
Commercial Construction	2,117	2,410	335	1,909	(4)
Consumer
Consumer Unsecured	1	1	1	1	—
Consumer Secured	952	1,038	471	947	(5)
Residential
Residential Mortgages	1,132	1,400	155	1,527	8
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$6,508	$6,700	$328	$6,417	$46
Commercial Real Estate
Commercial Mortgages-Owner Occupied	6,147	7,151	787	5,437	114
Commercial Mortgage Non-Owner Occupied	7,382	8,162	424	7,426	70
Commercial Construction	3,216	3,509	335	3,010	11
Consumer
Consumer Unsecured	1	1	1	1	—
Consumer Secured	995	1,081	471	1,115	(4)
Residential
Residential Mortgages	2,781	3,193	155	2,783	29
Residential Consumer Construction	—	—	—	—	—

	$27,030	$29,797	$2,501	$26,189	$266

Note 9 – Loans and allowance for loan losses and OREO (continued)

	Impaired Loans (dollars in thousands) For the Year Ended December 31, 2011
2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$3,357	$3,570	$—	$8,978	$118
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,211	3,108	—	2,457	124
Commercial Mortgage Non-Owner Occupied	4,880	5,170	—	5,418	227
Commercial Construction	1,103	1,103	—	984	38
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	293	642	—	330	6
Residential
Residential Mortgages	862	1,007	—	633	15
Residential Consumer Construction	—	—	—	33	—

With An Allowance Recorded:
Commercial	$2,968	$3,052	$440	$2,170	$106
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,516	2,686	555	3,815	137
Commercial Mortgage Non-Owner Occupied	2,590	3,129	228	1,858	117
Commercial Construction	1,700	1,964	275	2,454	42
Consumer
Consumer Unsecured	—	—	—	286	—
Consumer Secured	942	1,021	357	699	49
Residential
Residential Mortgages	1,922	2,180	128	1,847	89
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$6,325	$6,622	$440	$11,147	$224
Commercial Real Estate
Commercial Mortgages-Owner Occupied	4,727	5,794	555	6,272	261
Commercial Mortgage Non-Owner Occupied	7,470	8,299	228	7,275	344
Commercial Construction	2,803	3,067	275	3,438	80
Consumer
Consumer Unsecured	—	—	—	286	—
Consumer Secured	1,235	1,663	357	1,029	55
Residential
Residential Mortgages	2,784	3,187	128	2,480	104
Residential Consumer Construction	—	—	—	33	—

	$25,344	$28,632	$1,983	$31,960	$1,068

Note 9 – Loans and allowance for loan losses and OREO (continued)

	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands) For the Three months Ended March 31, 2012
2012	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:
Beginning Balance	$892	$2,677	$1,486	$557	$5,612
Charge-offs	(100)	(48)	(224)	(12)	(384)
Recoveries	11	9	3	5	28
Provision	9	664	(60)	137	750

Ending Balance	812	3,302	1,205	687	6,006

Ending Balance: Individually evaluated for impairment	$328	$1,546	$472	$155	$2,501

Ending Balance: Collectively evaluated for impairment	484	1,756	733	532	3,505

Totals:	$812	$3,302	$1,205	$687	$6,006

Financing Receivables:

Ending Balance: Individually evaluated for impairment	6,508	16,745	996	2,781	27,030

Ending Balance: Collectively evaluated for impairment	51,095	128,136	70,321	41,609	291,161

Totals:	$57,603	$144,881	$71,317	$44,390	$318,191

Note 9 – Loans and allowance for loan losses and OREO (continued)

	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands) For the Year Ended December 31, 2011
2011	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:
Beginning Balance	$473	$2,897	$1,207	$890	$5,467
Charge-offs	(702)	(2,738)	(817)	(459)	(4,716)
Recoveries	16	3	31	4	54
Provision	1,105	2,515	1,065	122	4,807

Ending Balance	$892	$2,677	$1,486	$557	$5,612

Ending Balance: Individually evaluated for impairment	$440	$1,058	$357	$128	$1,983

Ending Balance: Collectively evaluated for impairment	452	1,619	1,129	429	3,629

Totals:	$892	$2,677	$1,486	$557	$5,612

Financing Receivables:

Ending Balance: Individually evaluated for impairment	$6,325	$15,000	$1,235	$2,784	$25,344

Ending Balance: Collectively evaluated for impairment	53,298	135,622	71,253	38,849	299,022

Totals:	$59,623	$150,622	$72,488	$41,633	$324,366

Note 9 – Loans and allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Financing Receivables as of March 31, 2012 (dollars in thousands)
2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days & Accruing
Commercial	$61	$335	$3,277	$3,673	$53,930	$57,603	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	677	462	848	1,987	57,121	59,108	—
Commercial Mortgages-Non-Owner Occupied	150	433	2,581	3,164	73,649	76,813	—

Commercial Construction	—	—	882	882	8,078	8,960	—

Consumer:

Consumer Unsecured	8	—	—	8	3,390	3,398	—

Consumer Secured	81	79	247	407	67,512	67,919	—

Residential:

Residential Mortgages	329	504	683	1,516	38,562	40,078	—
Residential Consumer Construction	—	—	—	—	4,312	4,312	—

Total	$1,306	$1,813	$8,518	$11,637	$306,554	$318,191	$—

	Age Analysis of Past Due Financing Receivables as of December 31, 2011 (dollars in thousands)
2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days & Accruing
Commercial	$532	$26	$3,570	$4,128	$55,495	$59,623	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	2,614	130	1,610	4,354	56,400	60,754	—
Commercial Mortgages-Non-Owner Occupied	504	72	2,793	3,369	74,520	77,889	—

Commercial Construction	782	—	424	1,206	10,773	11,979	—

Consumer:

Consumer Unsecured	6	—	—	6	3,231	3,237	—

Consumer Secured	202	277	415	894	68,357	69,251	—

Residential:

Residential Mortgages	523	162	863	1,548	37,450	38,998	—
Residential Consumer Construction	—	—	—	—	2,635	2,635	—

Total	$5,163	$667	$9,675	$15,505	$308,861	$324,366	$—

Note 9 – Loans and allowance for loan losses and OREO (continued)

	Credit Loss Disclosures Credit Quality Information - by Class March 31, 2012 (dollars in thousands)
2012	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$46,029	$2,118	$3,548	$5,908	$—	$57,603
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	46,661	1,968	4,626	5,703	150	59,108
Commercial Mortgages-Non-Owner Occupied	63,931	2,908	2,592	7,382	—	76,813
Commercial Construction	5,744	—	—	3,216	—	8,960

Consumer
Consumer Unsecured	3,397	—	—	1	—	3,398
Consumer Secured	66,089	256	601	973	—	67,919
Residential:
Residential Mortgages	36,037	606	653	2,782	—	40,078
Residential Consumer Construction	4,312	—	—	—	—	4,312

Totals	$272,200	$7,856	$12,020	$25,965	$150	$318,191

	Credit Loss Disclosures Credit Quality Information - by Class December 31, 2011 (dollars in thousands)
2011	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$47,021	$3,978	$2,901	$5,723	$—	$59,623
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	48,622	3,003	4,696	4,283	150	60,754
Commercial Mortgages-Non-Owner Occupied	63,934	3,326	3,159	7,470	—	77,889
Commercial Construction	9,000	176	—	2,803	—	11,979

Consumer
Consumer Unsecured	3,237	—	—	—	—	3,237
Consumer Secured	67,295	488	304	1,164	—	69,251
Residential:
Residential Mortgages	35,109	557	548	2,784	—	38,998
Residential Consumer Construction	2,635	—	—	—	—	2,635

Totals	$276,853	$11,528	$11,608	$24,227	$150	$324,366

Note 9 – Loans and allowance for loan losses and OREO (continued)

Troubled Debt Restructurings

There were no loan modifications during the three months ended March 31, 2012.

The following table describes Troubled Debt Restructurings made within the last twelve months that defaulted during the three months ended March 31, 2012.

For the Three Month Ended March 31, 2012 (dollars in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment

Commercial	2	$590

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other

Note 11 – Recent accounting pronouncements (continued)

comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The Company has included the required disclosures in its consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has included the required disclosures in its consolidated financial statements.

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

In addition, the Bank, through its Mortgage division, originates residential mortgage loans through two offices – one located at the Forest Branch and the other located at 1152 Hendricks Store Road, Moneta, Virginia.

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

Timberlake Road Area, Campbell County (Lynchburg), Virginia. As previously disclosed, the Bank has purchased certain real property located at the intersection of Turnpike and Timberlake Roads, Campbell County, Virginia. The Bank does not anticipate opening a branch at this location prior to 2013. The Bank has determined that the existing structure is not suitable for use as a bank branch.

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

March 31, 2012 (in thousands)
Commitments to extend credit	$51,257
Letters of Credit	1,744

Total	$53,001

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of March 31, 2012 and December 31, 2011 and the results of operations of Financial for the three month and nine month periods ended March 31, 2012 and 2011. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

March 31, 2012 as Compared to December 31, 2011

Total assets were $433,372,000 on March 31, 2012 compared with $427,436,000 at December 31, 2011, an increase of 1.39%. The increase in total assets is due primarily to an increase in Federal funds sold and securities available-for-sale resulting from an increase in deposits, as explained in the following paragraph.

Total deposits increased from $374,234,000 as of December 31, 2011 to $386,591,000 on March 31, 2012, an increase of 3.30%. This increase occurred because of the Bank’s increased efforts to obtain lower cost demand deposits and the Bank’s increased presence in the market.

Total loans decreased to $318,191,000 on March 31, 2012 from $324,366,000 on December 31, 2011. Loans, net of unearned income and allowance, decreased to $312,185,000 on March 31, 2012 from $318,754,000 on December 31, 2011, a decrease of 2.06%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	March 31, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
Commercial	$57,603	18.11%	$59,623	18.39%
Commercial Real Estate	144,881	45.53%	150,622	46.43%
Consumer	71,317	22.41%	72,488	22.34%
Residential	44,390	13.95%	41,633	12.84%

Total loans	$318,191	100.00%	$324,366	100.00%

Total nonperforming assets, which consist of non-accrual loans and other real estate owned (“OREO”) decreased to $13,345,000 on March 31, 2012 from $13,628,000 on December 31, 2011. This decrease was primarily due to a decrease in non-accrual (or nonperforming) loans. Non-accrual loans decreased 5.75% to $9,779,000 on March 31, 2012 from $10,375,000 on December 31, 2011. The decrease primarily resulted from a large commercial relationship’s ability to liquidate real estate collateral and curtail principal on a non-accrual loan. As discussed in more detail below under “Results of Operations—Allowance for Loan Losses”, management has provided for the anticipated losses on these loans in the loan loss reserve. If interest on non-accrual loans had been accrued, such interest on a cumulative basis would have approximated $905,000 and $1,233,000, as of March 31, 2012 and December 31, 2011, respectively. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the non-performing loan totals listed above.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure, deed in lieu of foreclosure or repossession. On December 31, 2011, the Bank was carrying 18 OREO properties on its books at a value of $3,253,000. During the three months ended March 31, 2012, the Bank acquired 9 additional OREO properties and disposed of 6 OREO properties, and as of March 31, 2012 the Bank is carrying 21 OREO properties at a value of $3,566,000. The OREO properties are available for sale and are being actively marketed on the Bank’s website and through other means.

The Bank had loans in the amount of $187,000 at March 31, 2012 classified as performing Troubled Debt Restructurings (“TDRs”) as compared to $783,000 at December 31, 2011. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

Cash and cash equivalents increased to $26,380,000 on March 31, 2012 from $23,340,000 on December 31, 2011. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). This increase is in large part due to an increase in deposits in excess of loans. The Bank invested a majority of the increase in deposits in fed funds. Cash and cash equivalents can vary due to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, both of which are subject to fluctuations.

Securities held-to-maturity did not change materially, decreasing to $8,101,000 on March 31, 2012 from $8,133,000 on December 31, 2011. Securities available-for-sale increased to $57,159,000 on March 31, 2012, from $48,338,000 December 31, 2011. During the three months ended March 31, 2012 the Bank received $3,155,000 in proceeds from maturities and/or calls of securities available-for-sale and $5,390,000 in proceeds from the sale of securities available-for-sale. The Bank purchased $17,650,000 in securities available-for sale during the same period. The increase from December 31, 2011 in securities available-for-sale was primarily due to the investment of funds received from an increase in deposit accounts and a decrease in the principal of loan balances.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $1,172,000 at March 31, 2012 and $1,169,000 at December 31, 2011, a non-material increase of $3,000. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At March 31, 2012, Financial, on a consolidated basis, had liquid assets of $83,539,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold and available-for-sale investments. Management believes that liquid assets were adequate at March 31, 2012. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, the Bank has the ability to purchase federal funds on the open market and borrow from the Federal Reserve Bank’s discount window, if necessary.

In connection with a private placement of unregistered debt securities, Financial issued capital notes in the amount $7,000,000 (the “Notes”) in 2009. The Notes bore interest at the rate of 6% per year with interest payable quarterly in arrears. During the three months ended March 31, 2012, Financial made interest payments on the Notes totaling $105,000. No principal payments were due until the Notes matured on April 1, 2012. Financial paid the Notes in full on or about this date with proceeds from the 2012 Offering described below.

Financial currently is conducting a private placement of unregistered debt securities (the “2012 Offering”) pursuant to which it will sell a maximum of $12,000,000 in principal of notes (the “2012 Notes”). The 2012 Notes will not be and have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The 2012 Notes will bear interest at the rate of 6% per year with interest payable quarterly in arrears. The first interest payment will be due on July 1, 2012. The notes mature on April 1, 2017, but are subject to prepayment in whole or in part on or after April 1, 2013 at Financial’s sole discretion on 30 days written notice to the holders. Unless prepaid, no principal payments are due until the debt matures on April 1, 2017 (the “Maturity Date”). As of May 11, 2012, Financial has closed on subscriptions for the purchase of $8,762,000. Financial used $7,000,000 of these proceeds from the 2012 Offering to pay the 2009 Notes on maturity. Financial anticipates that it will continue to sell the 2012 Notes until June 30, 2012 (extended from April 30, 2012 and subject to further extension), it has sold $12,000,000 in principal of 2012 Notes, or it terminates the offering, or, whichever occurs first.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material negative impact on Financial’s short-term or long-term liquidity.

At March 31, 2012, the Bank had a leverage ratio of 7.95%, a Tier 1 risk-based capital ratio of 10.74% and a total risk-based capital ratio of 12.00%. As of March 31, 2012 and December 31, 2011 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of March 31, 2012 and December 31, 2011:

Bank Level Only Capital Ratios

Analysis of Capital (in 000’s)	March 31, 2012	December 31, 2011
Tier 1 Capital:
Common stock	$3,742	$3,742
Surplus	19,325	19,325
Retained earnings	10,842	10,394

Total Tier 1 capital	$33,909	$33,461

Tier 2 Capital:
Allowance for loan losses	$3,974	$3,991

Total Tier 2 Capital:	$3,974	$3,991

Total risk-based capital	$37,883	$37,452

Risk weighted assets	$315,902	$317,684

Average total assets	$426,321	$427,680

	Actual		Regulatory Benchmarks
	March 31, 2012	December 31, 2011	For Capital Adequacy Purposes	For Well Capitalized Purposes
Capital Ratios:
Tier 1 capital to average total assets ratio (leverage ratio)	7.96%	7.82%	4.00%	5.00%
Tier 1 risk based capital ratio	10.73%	10.53%	4.00%	6.00%
Total risk-based capital ratio	11.99%	11.79%	8.00%	10.00%

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $500,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis would no longer be comparable to the capital ratios of the Bank because the proceeds from the private placement of the 6% capital notes due on April 1, 2017 do not qualify as equity capital on a consolidated basis.

Results of Operations

Comparison of the Three months Ended March 31, 2012 and 2011

Earnings Summary

Financial had net income including all operating segments of $360,000 for the three months ended March 31, 2012 compared to $435,000 for the comparable period in 2011. The basic and diluted earnings per common share for the three months ended March 31, 2012 were $0.11, compared to basic and diluted earnings per share of $0.13 for the three months ended March 31, 2011.

The decrease in net income was due in large part to the increased provision to the allowance for loan loss reserve as discussed in more detail below (See “Allowance for Loan Losses”).

These operating results represent an annualized return on stockholders’ equity of 5.38% for the three months ended March 31, 2012, compared with 6.74% for the same period in 2011. The Company had an annualized return on average assets for the three months ended March 31, 2012 of 0.34%, compared with 0.42% for three months ended March 31, 2011.

See Non-Interest Income below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

Interest income decreased to $4,686,000 for the three months ended March 31, 2012 from $4,942,000 for the same period in 2011, a decrease of 5.18%. Interest income decreased primarily because the rate on total average earning assets decreased from 5.11% for the three month period ended March 31, 2011 to 4.78% for the three months ended March 31, 2012. The rate on total average earning assets decreased in part because the Bank invested a greater percentage of its earning assets in investment securities and federal funds rather than loans and because the average yield on loans decreased both quarterly and year to date. Although management cannot be certain, management expects that interest rates will remain near historic lows for the remainder of 2012 and may continue to negatively impact our interest income.

Interest expense decreased to $820,000 for the three months ended March 31, 2012 from $1,235,000 for the same period in 2011, a decrease of 33.60%. This significant decrease in interest expense resulted in large part from a decrease in the rate paid on balances on deposits. The Bank’s average rate paid on deposits was 1.30% during the three month period ended March 31, 2011 as compared to 0.78% for the same period in 2012. This resulted from management’s efforts to minimize the Bank’s interest expense and maximize its net interest margin.

The fundamental source of the Bank’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three months ended March 31, 2012 was $3,866,000 compared with $3,707,000 for the same period in 2011. The increase in net interest income for the three months ended March 31, 2012 as compared with the comparable three month period in 2011 was due the fact that the rate paid on deposit accounts has decreased since last year. The net interest margin was 3.94% for the three months ended March 31, 2012, up from 3.83% in the same period a year ago.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I on page 44.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency. Non-interest income exclusive of gains on sales of securities decreased to $630,000 for the three months ended March 31, 2012 from $641,000 for the three months ended March 31, 2011. This decrease for the three months ended March 31, 2012 as compared to the same periods last year was due primarily to a decrease in mortgage fee income. Gains on sales of securities increased to $41,000 for the three months ended March 31, 2012 as compared to $31,000 for the comparable period in 2011.

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

Management anticipates that residential mortgage rates will remain near the current historic lows for the remainder of 2012. Management expects that low rates coupled with the Mortgage division’s reputation in Region 2000 will allow us to maintain revenue at the Mortgage division. Revenue from mortgage origination fees decreased in the three month period ended March 31, 2012 as compared to the same period for 2011. Management believes that regulatory pressure may result in a decreased number of competitors to the Mortgage division and this could result in an increase in market share.

Our Investment division provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. The Investment division’s financial impact on our consolidated revenue has been immaterial. Although management cannot predict the financial impact of Investment with certainty, management anticipates the Investment division’s impact on noninterest income will remain immaterial in 2012.

In the third quarter of 2008, we began providing insurance and annuity products to Bank customers and others, through the Bank’s Insurance subsidiary. The Bank has one full-time and one part-time employee that are dedicated to selling insurance products through Insurance. Insurance generates minimal revenue and its financial impact on our consolidated revenue has been immaterial. Management anticipates that Insurance’s impact on noninterest income will remain immaterial in 2012.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2012 increased to $3,284,000, or 3.60%, respectively, from $3,170,000 for the comparable periods in 2011. This increase in non-interest expense from the comparable period in 2011 can be attributed in large part to an increase in insurance expense. The increased non-interest expenses were offset in part by a decrease in compensation expense, which resulted primarily from a decrease in commission expense as well as the Bank’s decision to restructure certain departments and the resulting reduced staffing.

Total personnel expense was $1,503,000 for the three month period ended March 31, 2012 as compared to $1,427,000 for the same periods in 2011. Compensation for some employees of the Mortgage division and the Investment division is commission-based and therefore subject to fluctuation.

During the quarter and three months ended March 31, 2012, the FDIC premium expense decreased to $144,000 from $229,000 for the three months ended March 31, 2011. FDIC assessment payments have decreased primarily because the FDIC changed the asset base on which the assessments are calculated.

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The provision to the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. Based on the application of the loan loss calculation, the Bank provided $750,000 to the allowance for loan loss for the three months ended March 31, 2012 compared to a provisions of $579,000 comparable period in 2011.

The increase in the loan loss provision for the quarter ended March 31, 2012 as compared to the same quarter in 2011 was due to the following factors:

•

The quality of certain assets, primarily commercial development loans and residential speculative housing construction loans, were impacted by a decline in the value of the collateral supporting the loans. Management’s evaluation of these asset classes resulted in the increased provision in the quarter ended March 31, 2012.

•

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. The analysis resulted in a increase in the provision for the quarter ended March 31, 2012 as compared to the same quarter in 2011.

Management believes that the current allowance for loan loss of $6,006,000 (or 1.89% of total loans) at March 31, 2012, as compared to $5,612,000 (or 1.73% of total loans) as of December 31, 2011 remains adequate.

The following tables summarizes the allowance activity for the periods indicated:

	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands) For the Three months Ended March 31, 2012
2012	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:
Beginning Balance	$892	$2,677	$1,486	$557	$5,612
Charge-offs	(100)	(48)	(224)	(12)	(384)
Recoveries	11	9	3	5	28
Provision	9	664	(60)	137	750

Ending Balance	812	3,302	1,205	687	6,006

Ending Balance: Individually evaluated for impairment	$328	$1,546	$472	$155	$2,501

Ending Balance: Collectively evaluated for impairment	484	1,756	733	532	3,505

Totals:	$812	$3,302	$1,205	$687	$6,006

Financing Receivables:

Ending Balance: Individually evaluated for impairment	6,508	16,745	996	2,781	27,030

Ending Balance: Collectively evaluated for impairment	51,095	128,136	70,321	41,609	291,161

Totals:	$57,603	$144,881	$71,317	$44,390	$318,191

	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands) For the Year Ended December 31, 2011
2011	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:

Beginning Balance	$473	$2,897	$1,207	$890	$5,467
Charge-offs	(702)	(2,738)	(817)	(459)	(4,716)
Recoveries	16	3	31	4	54
Provision	1,105	2,515	1,065	122	4,807

Ending Balance	$892	$2,677	$1,486	$557	$5,612

Ending Balance: Individually evaluated for impairment	$440	$1,058	$357	$128	$1,983

Ending Balance: Collectively evaluated for impairment	452	1,619	1,129	429	3,629

Totals:	$892	$2,677	$1,486	$557	$5,612

Financing Receivables:

Ending Balance: Individually evaluated for impairment	$6,325	$15,000	$1,235	$2,784	$25,344

Ending Balance: Collectively evaluated for impairment	53,298	135,622	71,253	38,849	299,022

Totals:	$59,623	$150,622	$72,488	$41,633	$324,366

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended March 31, (in thousands)
	2012	2011

Balance, beginning of period	$5,612	$5,467
Provision for loan losses	750	579
Loans charged off	(384)	(739)
Recoveries of loans charged off	28	11

Net Charge Offs	(356)	(728)

Balance, end of period	$6,006	$5,318

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

The increase in the balance in the allowance for loan loss reserve as of March 31, 2012 as compared to December 31, 2011 resulted from provisions being higher than the charge-offs during three months of 2012. The loan loss reserve is determined as discussed above.

Net charge offs decreased to $356,000 for the three months ended March 31, 2012 from $728,000 for the same period in 2011. Charged off loans, which are loans that management deems uncollectible, are written against the loan loss reserve and constitute a realized loss. While a charged off loan may subsequently be collected, such recoveries generally are realized over an extended period of time.

Income Taxes

For the three months ended March 31, 2012, Financial had an income tax expense of $143,000.

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

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended March 31, 2012 and 2011

	2012			2011
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$322,002	$4,218	5.26%	$326,054	$4,473	5.56%
Loans held for sale	774	6	3.11%	—	—	0.00%
Federal funds sold	7,425	5	0.27%	8,371	5	0.24%
Securities (3)	61,017	457	3.00%	55,888	461	3.35%
Federal agency equities	1,861	—	0.00%	2,065	3	0.59%
CBB equity	116	—	0.00%	116	—	0.00%

Total earning assets	393,195	4,686	4.78%	392,494	4,942	5.11%

Allowance for loan losses	(5,749)			(5,417)
Non-earning assets	38,584			36,355

Total assets	$426,030			$423,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$70,351	$60	0.34%	$61,945	$111	0.73%
Savings	159,395	145	0.36%	182,728	501	1.11%
Time deposits	90,902	421	1.86%	80,968	429	2.15%

Total interest bearing deposits	320,648	626	0.78%	326,641	1,041	1.30%

Other borrowed funds
Repurchase agreements	6,560	15	0.92%	7,206	16	0.90%
Other borrowings	10,000	74	2.97%	10,000	73	2.96%
Capital Notes	7,000	105	6.00%	7,000	105	6.00%

Total interest-bearing liabilities	344,208	820	0.96%	349,847	1,235	1.43%

Non-interest bearing deposits	54,787			47,095
Other liabilities	217			331

Total liabilities	399,212			397,273

Stockholders’ equity	26,818			26,159

Total liabilities and Stockholders’ equity	$426,030			$423,432

Net interest income		$3,866			$3,707

Net interest margin			3.94%			3.83%

Interest spread			3.82%			3.68%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

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

There have been no significant changes during the quarter ended March 31, 2012, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 20, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following are filed as Exhibits to this Form 10-Q:

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2012

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2012

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 11, 2012

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income (unaudited) for the Three Months ended March 31, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the Three Months ended March 31, 2012 and 2011 (iv) Consolidated Statements of Cash Flows (unaudited) for the Three Months ended March 31, 2012 and 2011 (v) Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Three Months ended March 31, 2012 and 2011; (vi) Notes to Unaudited Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: May 11, 2012	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President
(Principal Executive Officer)

Date: May 11, 2012	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2012

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2012

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 11, 2012

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income (unaudited) for the Three Months ended March 31, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the Three Months ended March 31, 2012 and 2011 (iv) Consolidated Statements of Cash Flows (unaudited) for the Three Months ended March 31, 2012 and 2011 (v) Unaudited Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Three Months ended March 31, 2012 and 2011; (vi) Notes to Unaudited Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.