Form 10-Q
period 2012-06-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2012-08-08
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,342,415 shares of Common Stock, par value $2.14 per share, were outstanding at August 8, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts)

	(unaudited)	(audited)
	6/30/2012	12/31/2011
Assets

Cash and due from banks	$18,924	$17,678
Federal funds sold	8,362	5,662

Total cash and cash equivalents	27,286	23,340

Securities held-to-maturity (fair value of $3,437 in 2012 and $8,533 in 2011)	3,087	8,133
Securities available-for-sale, at fair value	55,674	48,338
Restricted stock, at cost	1,916	1,977
Loans, net of allowance for loan losses of $5,693 in 2012 and $5,612 in 2011	319,216	318,754
Loans held for sale	1,164	434
Premises and equipment, net	8,785	8,859
Interest receivable	1,502	1,583
Cash value—bank owned life insurance	8,773	8,609
Other real estate owned, net of valuation allowance	2,263	3,253
Other assets	3,538	4,156

Total assets	$433,204	$427,436

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$56,740	$55,569
NOW, money market and savings	234,642	230,386
Time	93,207	88,279

Total deposits	$384,589	$374,234

Repurchase agreements	—	8,379
FHLB borrowings	10,000	10,000
Capital notes, 6%, due 4/1/2012	—	7,000
Capital notes, 6%, due 4/1/2017	9,627	—
Interest payable	107	111
Other liabilities	582	907

Total liabilities	$404,905	$400,631

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 3,342,415 as of June 30, 2012 and December 31, 2011	7,152	7,152
Additional paid-in-capital	22,775	22,775
Accumulated other comprehensive income (loss)	594	(54)
Retained (deficit)	(2,222)	(3,068)

Total stockholders’ equity	$28,299	$26,805

Total liabilities and stockholders’ equity	$433,204	$427,436

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Interest and Dividend Income
Loans	$4,178	$4,384	$8,402	$8,857
Securities
US Government and agency obligations	241	204	521	442
Mortgage backed securities	7	147	20	263
Municipals	171	124	325	212
Dividends	25	23	29	26
Other (Corporates)	17	6	23	25
Federal Funds sold	6	8	11	13

Total interest and dividend income	4,645	4,896	9,331	9,838

Interest Expense
Deposits
NOW, money market savings	209	464	414	1,076
Time deposits	392	428	813	857
FHLB borrowings	75	75	149	148
Reverse repurchase agreements	—	18	15	34
Capital notes	133	105	238	210

Total interest expense	809	1,090	1,629	2,325

Net interest income	3,836	3,806	7,702	7,513

Provision for loan losses	425	906	1,175	1,485

Net interest income after provision for loan losses	3,411	2,900	6,527	6,028

Other Operating Income
Mortgage fee income	289	243	515	529
Service charges, fees and commissions	311	272	594	555
Increase in cash value of life insurance	82	55	164	110
Other	32	19	71	36
Gain on sale or call of securities	129	169	170	200

Total other operating income	843	758	1,514	1,430

Other operating expenses
Salaries and employee benefits	1,546	1,391	3,049	2,818
Occupancy	291	272	577	548
Equipment	245	256	498	517
Supplies	103	108	216	197
Professional, data processing, and other outside expense	518	496	1,016	969
Marketing	145	108	249	187
Credit expense	56	71	112	143
Other real estate expenses	274	38	322	215
FDIC insurance expense	144	141	288	370
Other	237	323	516	410

Total other operating expenses	3,559	3,204	6,843	6,374

Income before income taxes	695	454	1,198	1,084

Income tax expense	209	135	352	330

Net Income	$486	$319	$846	$754

Weighted average shares outstanding – basic	3,342,415	3,323,743	3,342,415	3,323,743

Weighted average shares outstanding – diluted	3,343,250	3,331,426	3,342,833	3,333,764

Income per common share – basic and diluted	$0.15	$0.10	$0.25	$0.23

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three and six months ended June 30, 2012 and 2011

(dollar amounts in thousands) (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Income	$486	$319	$846	$754

Other comprehensive income
Unrealized gains on securities available-for-sale net of deferred taxes of $444 and $254 for the three month periods and $389 and $441 for the six month periods ended June 30, 2012 and 2011	862	494	760	856

Reclassification adjustment for gains included in net income, net of taxes of $44 and $57 for the three month periods and $58 and $68 for the six month periods ended June 30, 2012 and 2011	(85)	(112)	(112)	(132)

Other comprehensive income, net of tax	777	382	648	724

Comprehensive income	$1,263	$701	$1,494	$1,478

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six months ended June 30, 2012 and 2011

(dollar amounts in thousands) (unaudited)

	June 30,
	2012	2011
Cash flows from operating activities
Net Income	$846	$754

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	334	367
Net amortization and accretion of premiums and discounts on securities	299	292
(Gain) on sale of available-for-sale securities	(170)	(200)
Provision for loan losses	1,175	1,485
Loss on sale of other real estate owned	81	215
Impairment of other real estate owned	200	—
Increase in loans held for sale	(730)	(215)
(Increase) in cash value of life insurance	(164)	(110)
Decrease in interest receivable	81	54
(Increase) decrease in other assets	309	565
(Increase) in income taxes receivable	(22)	(45)
(Decrease) in interest payable	(4)	(1)
(Decrease) in other liabilities	(325)	(161)

Net cash provided by operating activities	$1,910	$3,000

Cash flows from investing activities
Purchases of securities held-to-maturity	$—	$(1,000)
Proceeds from maturities and calls of securities held-to-maturity	5,000	6,000
Purchases of securities available-for-sale	(25,400)	(26,318)
Proceeds from maturities, calls and paydowns of securities available-for-sale	10,488	4,911
Proceeds from sale of securities available-for-sale	8,472	11,928
Redemption of Federal Home Loan Bank stock	61	100
Proceeds from sale of other real estate owned	2,088	974
Improvements to other real estate owned	(5)	(10)
Origination of loans, net of principal collected	(3,011)	(2,391)
Purchases of premises and equipment	(260)	(549)

Net cash (used in) investing activities	$(2,567)	$(6,355)

Cash flows from financing activities
Net increase in deposits	$10,355	$8,161
Net increase (decrease) in repurchase agreements	(8,379)	1,220
Payoff of 6% senior capital notes due 4/1/2012	(7,000)	—
Proceeds from sale of 6% senior capital notes due 4/1/2017	9,627	—

Net cash provided by financing activities	$4,603	$9,381

Increase in cash and cash equivalents	3,946	6,026

Cash and cash equivalents at beginning of period	$23,340	$18,759

Cash and cash equivalents at end of period	$27,286	$24,785

Non cash transactions
Transfer of loans to foreclosed assets	$1,434	$2,020
Fair value adjustment for securities	979	1,097

Cash transactions
Cash paid for interest	$1,633	$2,326
Cash paid for taxes	370	375

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands) (unaudited)

	Total Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2010	3,323,743	$7,113	$22,742	$(3,668)	$(692)	$25,495

Net Income	—	—	—	754	—	754

Other Comprehensive Income	—	—	—	—	724	724

Balance at June 30, 2011	3,323,743	$7,113	$22,742	$(2,914)	$32	$26,973

Balance at December 31, 2011	3,342,415	$7,152	$22,775	$(3,068)	$(54)	$26,805

Net Income	—	—	—	846	—	846

Other Comprehensive Income	—	—	—	—	648	648

Balance at June 30, 2012	3,342,415	$7,152	$22,775	$(2,222)	$594	$28,299

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2011. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2011 included in Financial’s Annual Report on Form 10-K. Results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The Company’s primary market area consists of the area commonly referred to as Region 2000 which encompasses the seven jurisdictions of the Town of Altavista, Amherst County, Appomattox County, the City of Bedford, Bedford County, Campbell County, and the City of Lynchburg.

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

Note 3 – Earnings Per Share

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of 1999 Financial (the “1999 Plan”) are considered dilutive. The following is a summary of the earnings per share calculation for the three and six months ended June 30, 2012 and 2011.

	Three months ended		Year to date,
	June 30,		June 30
	2012	2011	2012	2011
Net income	$486,000	$319,000	$846,000	$754,000

Weighted average number of shares	3,342,415	3,323,743	3,342,415	3,323,743
Options effect of incremental shares	835	7,683	418	10,021

Weighted average diluted shares	3,343,250	3,331,426	3,342,833	3,333,764

Basic EPS (weighted avg shares)	$0.15	$0.10	$0.25	$0.23

Diluted EPS (Including Option Shares)	$0.15	$0.10	$0.25	$0.23

The following table sets forth the incremental shares associated with option shares that were not included in calculating the diluted earnings because their effect was anti-dilutive:

	Three months ended		Year to date
	June 30,		June 30,
	2012	2011	2012	2011
Incremental shares excluded from calculating diluted EPS because their effect was anti-dilutive	175,847	248,239	216,492	207,305

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Note 4 – Stock Based Compensation (continued)

Stock option plan activity for the six months ended June 30, 2012 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Options outstanding, January 1, 2012	216,886	$8.83
Exercised	—	—
Forfeited	(394)	$10.82

Options outstanding, June 30, 2012	216,492	$8.83	2.21	$6,910

Options exercisable, June 30, 2012	216,492	$8.83	2.21	$6,910

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

Note 5 – Fair Value Measurements (continued)

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period (in thousands):

		Carrying Value at June 30, 2012
Description	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US agency obligations	$27,566	$—	$27,566	$—
Mortgage-backed securities	2,799	—	2,799	—
Municipals	22,611	—	22,611	—
Other (corporates)	2,698	—	2,698	—

Total available-for-sale securities	$55,674	$—	$55,674	$—

		Carrying Value at December 31, 2011
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US agency obligations	$25,485	$—	$25,485	$—
Mortgage-backed securities	3,939	—	3,939	—
Municipals	18,914	—	18,914	—

Total available-for-sale securities	$48,338	$—	$48,338	$—

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

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period (in thousands).

		Carrying Value at June 30, 2012
Description	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$6,322	$—	$3,151	$3,171
Other real estate owned	$2,263	$—	$2,263	$—

*   Includes loans charged down during the quarter to the net realizable value of the collateral.

		Carrying Value at December 31, 2011
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$10,655	$—	$2,710	$7,945
Other real estate owned	$3,253	$—	$3,253	$—

*   Includes loans charged down during the quarter to the net realizable value of the collateral.

Note 5 – Fair Value Measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2012 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets

Impaired loans	$3,171	Discounted appraised value	Selling cost	5% - 10% (6%)

			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

The following table summarizes activity at the Level 3 valuation for the first six months of 2012:

Six months ended June 30, 2012 (dollars in thousands)
Balance as of December 31, 2011	$7,945
Transfers to Level 3	514
Changes in loan balances due to payments	(17)
Loans no longer considered impaired or transferred to Level 2	(5,271)

Ending balance as of June 30, 2012	$3,171

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

Note 5 – Fair Value Measurements (continued)

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

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at June 30, 2012 and December 31, 2011 and therefore are not included in the table below.

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows (in thousands):

		Fair Value Measurements at June 30, 2012 using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash and due from banks	$18,924	$18,924	$—	$—	$18,924
Federal funds sold	8,362	8,362	—	—	8,362
Securities
Available-for-sale	55,674	—	55,674	—	55,674
Held-to-maturity	3,087	—	3,437	—	3,437
Loans, net	319,216	—	326,005	3,171	329,176
Loans held for sale	1,164	—	1,164	—	1,164
Interest receivable	1,502	—	1,502	—	1,502
BOLI	8,773	—	8,773	—	8,773

Liabilities
Deposits	$384,589	$—	$386,397	$—	$386,397
FHLB borrowings	10,000	—	9,774	—	9,774
Capital notes	9,627	—	9,409	—	9,409
Interest payable	107	—	107	—	107

Note 5 – Fair Value Measurements (continued)

		Fair Value Measurements at December 31, 2011 using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash and due from banks	$17,678	$17,678	$—	$—	$17,678
Federal funds sold	5,662	5,662	—	—	5,662
Securities
Available-for-sale	48,338	—	48,338	—	48,338
Held-to-maturity	8,133	—	8,533	—	8,533
Loans, net	318,754	—	320,658	7,945	328,603
Loans held for sale	434	—	434	—	434
Interest receivable	1,583	—	1,583	—	1,583
BOLI	8,609	—	8,609	—	8,609

Liabilities
Deposits	$374,234	$—	$375,544	$—	$375,544
FHLB borrowings	10,000	—	9,752	—	9,752
Repurchase agreements	8,379	—	8,392	—	8,392
Capital notes	7,000	—	6,826	—	6,826
Interest payable	111	—	111	—	111

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

Note 5 – Fair Value Measurements (continued)

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

Note 6 – Capital Notes

In connection with a private placement of unregistered debt securities, Financial issued capital notes in the amount $7,000,000 (the “Notes”) in 2009. The Notes bore interest at the rate of 6% per year with interest payable quarterly in arrears. During the three months ended March 31, 2012, Financial made a final interest payment on the Notes totaling $105,000. No principal payments were due until the Notes matured on April 1, 2012. Financial paid the Notes in full on or about this date with proceeds from the 2012 Offering described below.

Financial currently is conducting a private placement of unregistered debt securities (the “2012 Offering”) pursuant to which Financial is authorized to issue up to $12,000,000 in principal of notes (the “2012 Notes”). As of June 30, 2012, Financial had issued 2012 Notes in the amount $9,627,000. The 2012 Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. The first quarterly interest payment on the 2012 Notes was due on July 1, 2012 and paid on or about June 29, 2012. No principal payments are due until the Notes mature on April 1, 2017 unless the Notes are called in full or in part after April 1, 2013.

On the maturity date or a call date, the principal and all accrued but unpaid interest on the Notes will be due and payable. Although Financial is authorized to sell up to $12,000,000 in 2012 Notes, Financial has determined that it will close the 2012 Offering at such time as it has sold $10,000,000 in principal of 2012 Notes, or it terminates the offering, or, whichever occurs first.

Note 7—Investments

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of June 30, 2012 and December 31, 2011 (amounts in thousands):

	June 30, 2012
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	(Losses)
Held-to-Maturity
US agency obligations	$3,087	$350	$—	$3,437

Available-for-Sale
US agency obligations	$27,172	$404	$(10)	$27,566
Mortgage-backed securities	2,860	—	(61)	2,799
Municipals	22,063	559	(11)	22,611
Other	2,678	27	(7)	2,698

	$54,773	$990	$(89)	$55,674

	December 31, 2011
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	(Losses)
Held-to-Maturity
US agency obligations	$8,133	$400	$—	$8,533

Available-for-Sale
US agency obligations	$25,416	$117	$(48)	$25,485
Mortgage-backed securities	3,938	5	(4)	3,939
Municipals	19,062	241	(389)	18,914

	$48,416	$363	$(441)	$48,338

Note 7 – Investments (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2012	Value	Losses	Value	Losses	Value	Losses
Description of securities
U.S. agency obligations	$4,045	$10	$—	$—	$4,045	$10
Mortgage-backed securities	2,799	61	—	—	2,799	61
Municipals	1,728	11	—	—	1,728	11
Other (corporates)	1,647	7	—	—	1,647	7

Total	$10,219	$89	$—	$—	$10,219	$89

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Losses	Value	Losses	Value	Losses
Description of securities
U.S. agency obligations	$13,593	$48	$—	$—	$13,593	$48
Mortgage-backed securities	985	4	—	—	985	4
Municipals	12,852	389	—	—	12,852	389

Total	$27,430	$441	$—	$—	$27,430	$441

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

At June 30, 2012, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of June 30, 2012, the Bank owned 9 securities that were being evaluated for other than temporary impairment. Two of these securities were S&P rated AAA and 7 were S&P rated AA. As of June 30, 2012, 5 of these securities were obligations of government sponsored entities, 2 were municipal issues and 2 were issued by publicly traded US corporations.

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

Note 8 – Business Segments (continued)

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for six months ended June 30, 2012 and 2011 was as follows (dollars in thousands):

Business Segments

	Community
	Banking	Mortgage	Total
Three months ended June 30, 2012
Net interest income	$3,836	$—	$3,836
Provision for loan losses	425	—	425

Net interest income after provision for loan losses	3,411	—	3,411
Noninterest income	554	289	843
Noninterest expenses	3,318	241	3,559

Income before income taxes	647	48	695
Income tax expense	193	16	209
Net income	$454	$32	$486

Total assets	$431,967	$1,237	$433,204

Six months ended June 30, 2012
Net interest income	$7,702	$—	$7,702
Provision for loan losses	1,175	—	1,175

Net interest income after provision for loan losses	6,527	—	6,527
Noninterest income	999	515	1,514
Noninterest expenses	6,407	436	6,843

Income before income taxes	1,119	79	1,198
Income tax expense	325	27	352

Net income	$794	$52	$846

Total assets	$431,967	$1,237	$433,204

Three months ended June 30, 2011
Net interest income	$3,806	$—	$3,806
Provision for loan losses	906	—	906

Net interest income after provision for loan losses	2,900	—	2,900
Noninterest income	515	243	758
Noninterest expenses	2,990	214	3,204

Income before income taxes	425	29	454
Income tax expense	125	10	135

Net income	$300	$19	$319

Total assets	$429,122	$503	$429,625

Six months ended June 30, 2011
Net interest income	$7,513	$—	$7,513
Provision for loan losses	1,485	—	1,485

Net interest income after provision for loan losses	6,028	—	6,028
Noninterest income	901	529	1,430
Noninterest expenses	5,915	459	6,374

Income before income taxes	1,014	70	1,084
Income tax expense	306	24	330

Net income	$708	$46	$754

Total assets	$429,122	$503	$429,625

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

Loan Segments:	Loan Classes:

Commercial	Commercial and industrial loans

Commercial real estate	Commercial mortgages – owner occupied
Commercial mortgages – non-owner occupied
Commercial construction

Consumer	Consumer unsecured
Consumer secured

Residential	Residential mortgages
Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	June 30, 2012	December 31, 2011
Commercial	$56,846	$59,623
Commercial real estate	151,937	150,622
Consumer	71,283	72,488
Residential	44,843	41,633

Total loans	324,909	324,366

Less allowance for loan losses	5,693	5,612

Net loans	$319,216	$318,754

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

Financing Receivables on Non-Accrual Status

(dollars in thousands)

	As of
	June 30, 2012	December 31, 2011
Commercial	$2,257	$3,570
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	909	1,610
Commercial Mortgages-Non-Owner Occupied	1,600	2,793
Commercial Construction	1,352	782
Consumer
Consumer Unsecured	—	—
Consumer Secured	133	415
Residential:
Residential Mortgages	939	1,205
Residential Consumer Construction	—	—

Totals	$7,190	$10,375

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. OREO decreased to $2,263,000 on June 30, 2012 from $3,253,000 on December 31, 2011. The following table represents the changes in OREO balance during the six months ended June 30, 2012.

OREO Changes

(dollars in thousands)

Six months ended June 30, 2012
Balance at the beginning of the year (gross)	$3,253
Transfers from loans	1,374
Capitalized costs	5
Charge-Offs	(200)
Sales proceeds	(2,088)
(Loss) on disposition	(81)

Balance at the end of the period (gross)	2,263

Less valuation allowance	—

Balance at the end of the period (net)	$2,263

Note 9 – Loans and allowance for loan losses and OREO (continued)

	Impaired Loans (dollars in thousands)
	For the Year Ended June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2012
With No Related Allowance Recorded:
Commercial	$3,467	$3,575	$—	$3,412	$42
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,305	2,360	—	2,258	93
Commercial Mortgage Non-Owner Occupied	5,908	6,080	—	5,394	131
Commercial Construction	1,202	1,312	—	1,153	27
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	133	364	—	213	5
Residential
Residential Mortgages	1,873	2,027	—	1,368	43
Residential Consumer Construction	—	—	—	—	—

With An Allowance Recorded:
Commercial	$1,685	$1,698	$428	$2,327	$34
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,225	2,515	613	2,371	63
Commercial Mortgage Non-Owner Occupied	690	866	88	1,640	16
Commercial Construction	1,797	2,072	315	1,749	—
Consumer
Consumer Unsecured	1	1	1	1	—
Consumer Secured	856	858	486	899	5
Residential
Residential Mortgages	1,132	1,404	133	1,527	20
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$5,152	$5,273	$428	$5,739	$76
Commercial Real Estate
Commercial Mortgages-Owner Occupied	4,530	4,875	613	4,629	156
Commercial Mortgage Non-Owner Occupied	6,598	6,946	88	7,034	147
Commercial Construction	2,999	3,384	315	2,902	27
Consumer
Consumer Unsecured	1	1	1	1	—
Consumer Secured	989	1,222	486	1,112	10
Residential
Residential Mortgages	3,005	3,431	133	2,895	63
Residential Consumer Construction	—	—	—	—	—

	$23,274	$25,132	$2,064	$24,312	$479

Note 9 – Loans and allowance for loan losses and OREO (continued)

	Impaired Loans (dollars in thousands)
	For the Year Ended December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2011
With No Related Allowance Recorded:
Commercial	$3,357	$3,570	$—	$8,978	$118
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,211	3,108	—	2,457	124
Commercial Mortgage Non-Owner Occupied	4,880	5,170	—	5,418	227
Commercial Construction	1,103	1,103	—	984	38
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	293	642	—	330	6
Residential
Residential Mortgages	862	1,007	—	633	15
Residential Consumer Construction	—	—	—	33	—

With An Allowance Recorded:
Commercial	$2,968	$3,052	$440	$2,170	$106
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,516	2,686	555	3,815	137
Commercial Mortgage Non-Owner Occupied	2,590	3,129	228	1,858	117
Commercial Construction	1,700	1,964	275	2,454	42
Consumer
Consumer Unsecured	—	—	—	286	—
Consumer Secured	942	1,021	357	699	49
Residential
Residential Mortgages	1,922	2,180	128	1,847	89
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$6,325	$6,622	$440	$11,147	$224
Commercial Real Estate
Commercial Mortgages-Owner Occupied	4,727	5,794	555	6,272	261
Commercial Mortgage Non-Owner Occupied	7,470	8,299	228	7,275	344
Commercial Construction	2,803	3,067	275	3,438	80
Consumer
Consumer Unsecured	—	—	—	286	—
Consumer Secured	1,235	1,663	357	1,029	55
Residential
Residential Mortgages	2,784	3,187	128	2,480	104
Residential Consumer Construction	—	—	—	33	—

	$25,344	$28,632	$1,983	$31,960	$1,068

Note 9 – Loans and allowance for loan losses and OREO (continued)

	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands) For the Six months Ended June 30, 2012
	Commercial	Commercial Real Estate	Consumer	Residential	Total
2012
Allowance for Credit Losses:
Beginning Balance	$892	$2,677	$1,486	$557	$5,612
Charge-offs	(175)	(631)	(413)	(12)	(1,231)
Recoveries	13	109	9	6	137
Provision	131	761	197	86	1,175

Ending Balance	861	2,916	1,279	637	5,693

Ending Balance: Individually evaluated for impairment	$428	$1,016	$487	$133	$2,064

Ending Balance: Collectively evaluated for impairment	433	1,900	792	504	3,629

Totals:	$861	$2,916	$1,279	$637	$5,693

Financing Receivables:

Ending Balance: Individually evaluated for impairment	5,152	14,127	990	3,005	23,274

Ending Balance: Collectively evaluated for impairment	51,694	137,810	70,293	41,838	301,635

Totals:	$56,846	$151,937	$71,283	$44,843	$324,909

Note 9 – Loans and allowance for loan losses and OREO (continued)

	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands)
	For the Year Ended December 31, 2011
	Commercial	Commercial Real Estate	Consumer	Residential	Total
2011
Allowance for Credit Losses:
Beginning Balance	$473	$2,897	$1,207	$890	$5,467
Charge-offs	(702)	(2,738)	(817)	(459)	(4,716)
Recoveries	16	3	31	4	54
Provision	1,105	2,515	1,065	122	4,807

Ending Balance	892	2,677	1,486	557	5,612

Ending Balance: Individually evaluated for impairment	$440	$1,058	$357	$128	$1,983

Ending Balance: Collectively evaluated for impairment	452	1,619	1,129	429	3,629

Totals:	$892	$2,677	$1,486	$557	$5,612

Financing Receivables:

Ending Balance: Individually evaluated for impairment	6,325	15,000	1,235	2,784	25,344

Ending Balance: Collectively evaluated for impairment	53,298	135,622	71,253	38,849	299,022

Totals:	$59,623	$150,622	$72,488	$41,633	$324,366

Note 9 – Loans and allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Financing Receivables as of June 30, 2012 (dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days & Accruing
2012
Commercial	$550	$167	$2,257	$2,974	$53,872	$56,846	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	513	5	909	1,427	60,024	61,451	—
Commercial Mortgages-Non-Owner Occupied	1,450	8	299	1,757	78,996	80,753	—
Commercial Construction	492	638	279	1,409	8,324	9,733	—

Consumer:
Consumer Unsecured	286	—	—	286	2,977	3,263	—
Consumer Secured	282	32	133	447	67,573	68,020	—
Residential:
Residential Mortgages	207	130	809	1,146	38,729	39,875	—
Residential Consumer Construction	—	—	—	—	4,968	4,968	—

Total	$3,780	$980	$4,686	$9,446	$315,463	$324,909	$—

	Age Analysis of Past Due Financing Receivables as of December 31, 2011 (dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days & Accruing
2011
Commercial	$532	$26	$3,570	$4,128	$55,495	$59,623	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	2,614	130	1,610	4,354	56,400	60,754	—
Commercial Mortgages-Non-Owner Occupied	504	72	2,793	3,369	74,520	77,889	—
Commercial Construction	782	—	424	1,206	10,773	11,979	—
Consumer:
Consumer Unsecured	6	—	—	6	3,231	3,237	—
Consumer Secured	202	277	415	894	68,357	69,251	—
Residential:
Residential Mortgages	523	162	863	1,548	37,450	38,998	—
Residential Consumer Construction	—	—	—	—	2,635	2,635	—

Total	$5,163	$667	$9,675	$15,505	$308,861	$324,366	$—

Note 9 – Loans and allowance for loan losses and OREO (continued)

	Credit Loss Disclosures Credit Quality Information - by Class June 30, 2012 (dollars in thousands)
	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
2012
Commercial	$47,529	$2,573	$2,074	$4,670	$—	$56,846
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	49,184	3,447	4,290	4,410	120	61,451
Commercial Mortgages-Non-Owner Occupied	69,130	2,661	2,364	6,598	—	80,753
Commercial Construction	6,734	—	—	2,999	—	9,733
Consumer
Consumer Unsecured	3,262	—	—	1	—	3,263
Consumer Secured	64,556	1,594	903	967	—	68,020
Residential:
Residential Mortgages	35,848	603	419	3,005	—	39,875
Residential Consumer Construction	4,968	—	—	—	—	4,968

Totals	$281,211	$10,878	$10,050	$22,650	$120	$324,909

	Credit Loss Disclosures Credit Quality Information - by Class December 31, 2011 (dollars in thousands)
	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
2011
Commercial	$47,021	$3,978	$2,901	$5,723	$—	$59,623
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	48,622	3,003	4,696	4,283	150	60,754
Commercial Mortgages-Non-Owner Occupied	63,934	3,326	3,159	7,470	—	77,889
Commercial Construction	9,000	176	—	2,803	—	11,979
Consumer
Consumer Unsecured	3,237	—	—	—	—	3,237
Consumer Secured	67,295	488	304	1,164	—	69,251
Residential:
Residential Mortgages	35,109	557	548	2,784	—	38,998
Residential Consumer Construction	2,635	—	—	—	—	2,635

Totals	$276,853	$11,528	$11,608	$24,227	$150	$324,366

Note 9 – Loans and allowance for loan losses and OREO (continued)

Troubled Debt Restructurings

There were no loan modifications during the three and six months ended June 30, 2012.

The following table describes Troubled Debt Restructurings made within the last twelve months that defaulted during the three and six months ended June 30, 2012.

	For the Three Months Ended June 30, 2012 (dollars in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment
Commercial	2	$208

	For the Six Months Ended June 30, 2012 (dollars in thousands)
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment
Commercial	4	$798

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

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income

Note 11 – Recent accounting pronouncements (continued)

consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has included the required disclosures in its consolidated financial statements.

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

June 30, 2012 (in thousands)
Commitments to extend credit	$55,724
Letters of Credit	1,719

Total	$57,443

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of June 30, 2012 and December 31, 2011 and the results of operations of Financial for the three month and six month periods ended June 30, 2012 and 2011. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

June 30, 2012 as Compared to December 31, 2011

Total assets were $433,204,000 on June 30, 2012 compared with $427,436,000 at December 31, 2011, an increase of 1.34%. The increase in total assets is due primarily to an increase in Federal funds sold and securities available-for-sale resulting from an increase in deposits, as explained in the following paragraph.

Total deposits increased from $374,234,000 as of December 31, 2011 to $384,589,000 on June 30, 2012, an increase of 2.77%. This increase occurred because of the Bank’s increased efforts to obtain lower cost demand deposits and the Bank’s increased presence in the market.

Total loans increased to $324,909,000 on June 30, 2012 from $324,366,000 on December 31, 2011. Loans, net of unearned income and allowance, increased to $319,216,000 on June 30, 2012 from $318,754,000 on December 31, 2011, an increase of 0.14%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	June 30, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
Commercial	$56,846	17.50%	$59,623	18.39%
Commercial Real Estate	151,937	46.76%	150,622	46.43%
Consumer	71,283	21.94%	72,488	22.34%
Residential	44,843	13.80%	41,633	12.84%

Total loans	$324,909	100.00%	$324,366	100.00%

Total nonperforming assets, which consist of non-accrual loans and other real estate owned (“OREO”) decreased to $9,453,000 on June 30, 2012 from $13,628,000 on December 31, 2011. This decrease was primarily due to a decrease in non-accrual (or nonperforming) loans. Non-accrual loans decreased 30.72% to $7,190,000 on June 30, 2012 from $10,375,000 on December 31, 2011. The decrease primarily resulted from the liquidation of real estate collateral associated with several relationships, including one large commercial relationship. The proceeds from the liquidations were used to curtail principal on a non-accrual loan. As discussed in more detail below under “Results of Operations—Allowance for Loan Losses”, management has provided for the anticipated losses on these loans in the loan loss reserve. If interest on non-accrual loans had been accrued, such interest on a cumulative basis would have approximated $864,000 and $1,233,000, as of June 30, 2012 and December 31, 2011, respectively. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the non-performing loan totals listed above.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure, deeds in lieu of foreclosure or repossession. On December 31, 2011, the Bank was carrying 18 OREO properties on its books at a value of $3,253,000. During the six months ended June 30, 2012, the Bank acquired 16 additional OREO properties and disposed of 20 OREO properties, and as of June 30, 2012 the Bank is carrying 14 OREO properties at a value of $2,263,000. The OREO properties are available for sale and are being actively marketed on the Bank’s website and through other means.

The Bank had loans in the amount of $187,000 at June 30, 2012 classified as performing Troubled Debt Restructurings (“TDRs”) as compared to $783,000 at December 31, 2011. This decrease was due entirely to the liquidation of collateral associated with one commercial relationship with the proceeds from the liquidation being used to pay off the TDR loans. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

Cash and cash equivalents increased to $27,286,000 on June 30, 2012 from $23,340,000 on December 31, 2011. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). This increase is in large part due to an increase in deposits in excess of loans. The Bank invested a majority of the increase in deposits in fed funds. Cash and cash equivalents can vary due to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, both of which are subject to fluctuations.

Securities held-to-maturity decreased to $3,087,000 on June 30, 2012 from $8,133,000 on December 31, 2011. During the six months ended June 30, 2012, the Bank received $5,000,000 in proceeds from maturities and calls of securities-held-to-maturity. Securities available-for-sale increased to $55,674,000 on June 30, 2012, from $48,338,000 December 31, 2011. During the six months ended June 30, 2012 the Bank received $10,488,000 in proceeds from maturities and/or calls of securities available-for-sale and $8,472,000 in proceeds from the sale of securities available-for-sale. The Bank purchased $25,400,000 in securities available-for sale during the same period. The increase from December 31, 2011 in securities available-for-sale was primarily due to the investment of funds received from an increase in deposit accounts.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $1,109,000 at June 30, 2012 and $1,170,000 at December 31, 2011, a non-material decrease of $61,000. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At June 30, 2012, Financial, on a consolidated basis, had liquid assets of $82,960,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold and available-for-sale investments. Management believes that liquid assets were adequate at June 30, 2012. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, the Bank has the ability to purchase federal funds on the open market and borrow from the Federal Reserve Bank’s discount window, if necessary.

Financial currently is conducting a private placement of unregistered debt securities (the “2012 Offering”) pursuant to which Financial is authorized to issue up to $12,000,000 in principal of notes (the “2012 Notes”). As of June 30, 2012, Financial had issued 2012 Notes in the amount $9,627,000. Although Financial is authorized to sell up to $12,000,000 in 2012 Notes, Financial has determined that it will close the 2012 Offering at such time as it has sold $10,000,000 in principal of 2012 Notes, or it terminates the offering, or, whichever occurs first.

The 2012 Notes will not be and have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The 2012 Notes will bear interest at the rate of 6% per year with interest payable quarterly in arrears. The first interest payment of $133,000 was due on July 1, 2012 and paid on or about June 29, 2012. The notes mature on April 1, 2017, but are subject to prepayment in whole or in part on or after April 1, 2013 at Financial’s sole discretion on 30 days written notice to the holders. Financial used $7,000,000 of the proceeds from the 2012 Offering to pay the 2009 Notes on their maturity.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material negative impact on Financial’s short-term or long-term liquidity.

At June 30, 2012, the Bank had a leverage ratio of 8.04%, a Tier 1 risk-based capital ratio of 10.78% and a total risk-based capital ratio of 12.03%. As of June 30, 2012 and December 31, 2011 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of June 30, 2012 and December 31, 2011:

Bank Level Only Capital Ratios

	June 30, 2012	December 31, 2011
Analysis of Capital (in 000’s)
Tier 1 Capital:
Common stock	$3,742	$3,742
Surplus	19,325	19,325
Retained earnings	11,449	10,394

Total Tier 1 capital	$34,516	$33,461

Tier 2 Capital:
Allowance for loan losses	$4,024	$3,991

Total Tier 2 Capital:	$4,024	$3,991

Total risk-based capital	$38,540	$37,452

Risk weighted assets	$320,288	$317,684

Average total assets	$429,382	$427,680

	Actual		Regulatory Benchmarks
	June 30, 2012	December 31, 2011	For Capital Adequacy Purposes	For Well Capitalized Purposes
Capital Ratios:
Tier 1 capital to average total assets ratio (leverage ratio)	8.04%	7.82%	4.00%	5.00%
Tier 1 risk based capital ratio	10.78%	10.53%	4.00%	6.00%
Total risk-based capital ratio	12.03%	11.79%	8.00%	10.00%

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2012 and 2011

Earnings Summary

Financial had net income including all operating segments of $486,000 and $846,000 for the three and six months ended June 30, 2012 compared to $319,000 and $754,000 for the for the comparable periods in 2011. The basic and diluted earnings per common share for the three and six months ended June 30, 2012 were $0.15 and $0.25, compared to basic and diluted earnings per share of $0.10 and $0.23 for the three and six months ended June 30, 2011.

The increase in net income was due in large part to a decreased provision to the allowance for loan loss reserve as discussed in more detail below (See “Allowance for Loan Losses”), a decrease in interest expense, and an increase in non-interest income. The increase was partially offset by an increase in non-interest expense.

These operating results represent an annualized return on stockholders’ equity of 7.18% and 6.28% for the three and six months ended June 30, 2012, compared with 4.81% and 5.76% for the same periods in 2011. The Company had an annualized return on average assets for the three and six months ended June 30, 2012 of 0.45% and 0.40%, compared with 0.30% and 0.36% for three and six months ended June 30, 2011.

See Non-Interest Income below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

Interest income decreased to $4,645,000 and $9,331,000 for the three and six months ended June 30, 2012 from $4,896,000 and $9,838,000 for the same periods in 2011, a decrease of 5.13% and 5.15%, respectively. Interest income decreased primarily because a) the average principal balance of the loan portfolio (net of allowance for loan losses) decreased as compared to the comparable periods in 2011; and b) the average rate received on earning assets decreased to 4.73% and 4.76% for the three and six months ended June 30, 2012 as compared with 4.95% and 5.03% for the comparable periods in 2011. The rate on total average earning assets decreased largely because of a decrease in market rates of interest. Although management cannot be certain, management expects that interest rates will remain near historic lows for the remainder of 2012 and may continue to negatively impact our interest income.

Interest expense decreased to $809,000 and $1,629,000 for the three and six months ended June 30, 2012 from $1,090,000 and $2,325,000 for the same periods in 2011, a decrease of 25.78% and 29.94%, respectively. This significant decrease in interest expense resulted in large part from a decrease in the rate paid on balances on deposits. The Bank’s average rate paid on deposits was 0.74% and 0.76% during the three and six month periods ended June 30, 2012 as compared to 1.09% and 1.19% for the same periods in 2011. This resulted from management’s efforts to minimize the Bank’s interest expense and maximize its net interest margin.

The fundamental source of the Bank’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and six months ended June 30, 2012 was $3,836,000 and $7,702,000 compared with $3,806,000 and $7,513,000 for the same periods in 2011. The increase in net interest income for the three and six months ended June 30, 2012 as compared with the comparable periods in 2011 was due the fact that the rate paid on deposit accounts has decreased from the comparable periods in 2011. The net interest margin was 3.91% and 3.95% for the three and six months ended June 30, 2012, up from 3.85% and 3.84% for the same periods a year ago.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I on page 48.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency. Non-interest income exclusive of gains on sales of securities increased to $714,000 and $1,344,000 for the three and six months ended June 30, 2012 from $589,000 and $1,230,000 for the three and six months ended June 30, 2011. This increase for the three and six months ended June 30, 2012 as compared to the same periods last year was due primarily to increases in all categories of non-operating income, including increases in mortgage origination fees and service charges, fees, and commissions. Gains on sales of securities decreased to $129,000 and $170,000 for the three and six months ended June 30, 2012 as compared to $169,000 and $200,000 for the comparable periods in 2011.

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

Management anticipates that residential mortgage rates will remain near the current historic lows for the remainder of 2012. Management expects that low rates coupled with the Mortgage division’s reputation in Region 2000 will allow us to maintain revenue at the Mortgage division. Revenue from mortgage origination fees increased in the three month period ended June 30, 2012 as compared to the same period for 2011. Revenue from mortgage origination fees decreased in the six month period ended June 30, 2012 as compared to the same period for 2011. Management believes that regulatory pressure may result in a decreased number of competitors to the Mortgage division and this could result in an increase in market share.

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

Non-Interest Expense

Non-interest expense for the three and six months ended June 30, 2012 increased to $3,559,000 and $6,843,000, or 11.08% and 7.36%, respectively, from $3,204,000 and $6,374,000 for the comparable periods in 2011. This increase in non-interest expense from the comparable period in 2011 can be attributed in large part to an increase in compensation expense, discussed in more detail in the following paragraph, and other real estate expenses. Other real estate expenses consist primarily of insurance, maintenance, real estate taxes, and other expenses related to property ownership.

Total personnel expense was $1,546,000 and $3,049,000 for the three and six month periods ended June 30, 2012 as compared to $1,391,000 and $2,818,000 for the same periods in 2011. Compensation for some employees of the Mortgage division and the Investment division is commission-based and therefore subject to fluctuation.

During the three months ended June 30, 2012, the FDIC premium expense increased to $144,000 from $141,000 for the three months ended June 30, 2011. During the six months ended June 30, 2012, the FDIC premium expense decreased to $288,000 from $370,000 for the three months ended June 30, 2011. FDIC assessment payments have decreased in large part because the FDIC changed the formula used to calculate the assessment in a way that favors banks whose liabilities consist primarily of deposits.

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The provision to the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. Based on the application of the loan loss calculation, the Bank provided $425,000 and $1,175,000 to the allowance for loan loss for the three and six months ended June 30, 2012 compared to a provision of $906,000 and $1,485,000 for the comparable periods in 2011.

The decrease in the loan loss provision for the three and six months ended June 30, 2012 as compared to the same periods in 2011 was due to the following factors:

• The Bank’s asset quality has improved as problem assets, including certain commercial development loans and residential speculative housing construction loans have decreased as the collateral for those loans has been liquidated. Management’s evaluation of these asset classes resulted in the decreased provision in the quarter ended June 30, 2012.

• In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. The analysis resulted in a decrease in the provision for the quarter ended June 30, 2012 as compared to the same quarter in 2011.

• General reserves related to consumer loans collectively evaluated for impairment have also decreased as a result of a decrease in historical charge-offs associated with this loan segment.

Management believes that the current allowance for loan loss of $5,693,000 (or 1.75% of total loans) at June 30, 2012, as compared to $5,612,000 (or 1.73% of total loans) as of December 31, 2011 remains adequate.

The following tables summarize the allowance activity for the periods indicated:

	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands)
	For the Six months Ended June 30, 2012
	Commercial	Commercial Real Estate	Consumer	Residential	Total

2012
Allowance for Credit Losses:
Beginning Balance	$892	$2,677	$1,486	$557	$5,612
Charge-offs	(175)	(631)	(413)	(12)	(1,231)
Recoveries	13	109	9	6	137
Provision	131	761	197	86	1,175

Ending Balance	861	2,916	1,279	637	5,693
Ending Balance: Individually evaluated for impairment	$428	$1,016	$487	$133	$2,064

Ending Balance: Collectively evaluated for impairment	433	1,900	792	504	3,629

Totals:	$861	$2,916	$1,279	$637	$5,693

Financing Receivables:

Ending Balance: Individually evaluated for impairment	5,152	14,127	990	3,005	23,274

Ending Balance: Collectively evaluated for impairment	51,694	137,810	70,293	41,838	301,635

Totals:	$56,846	$151,937	$71,283	$44,843	$324,909

	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands)
	For the Year Ended December 31, 2011
	Commercial	Commercial Real Estate	Consumer	Residential	Total

2011
Allowance for Credit Losses:
Beginning Balance	$473	$2,897	$1,207	$890	$5,467
Charge-offs	(702)	(2,738)	(817)	(459)	(4,716)
Recoveries	16	3	31	4	54
Provision	1,105	2,515	1,065	122	4,807

Ending Balance	892	2,677	1,486	557	5,612
Ending Balance: Individually evaluated for impairment	$440	$1,058	$357	$128	$1,983

Ending Balance: Collectively evaluated for impairment	452	1,619	1,129	429	3,629

Totals:	$892	$2,677	$1,486	$557	$5,612

Financing Receivables:

Ending Balance: Individually evaluated for impairment	6,325	15,000	1,235	2,784	25,344

Ending Balance: Collectively evaluated for impairment	53,298	135,622	71,253	38,849	299,022

Totals:	$59,623	$150,622	$72,488	$41,633	$324,336

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended June 30, (in thousands)		Six months ended June 30, (in thousands)
	2012	2011	2012	2011
Balance, beginning of period	$6,006	$5,318	$5,612	$5,467
Provision for loan losses	425	906	1,175	1,485
Loans charged off	(847)	(1,266)	(1,231)	(2,005)
Recoveries of loans charged off	109	12	137	23

Net Charge Offs	(738)	(1,254)	(1,094)	(1,982)

Balance, end of period	$5,693	$4,970	$5,693	$4,970

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

The increase in the balance in the allowance for loan loss reserve as of June 30, 2012 as compared to December 31, 2011 resulted from provisions being higher than the net charge-offs during the first six months of 2012. The loan loss reserve is determined as discussed above.

Net charge offs decreased to $738,000 and $1,094,000 for the three and six months ended June 30, 2012 from $1,254,000 and $1,982,000 for the same periods in 2011. Charged off loans, which are loans that management deems uncollectible, are written against the loan loss reserve and constitute a realized loss. While a charged off loan may subsequently be collected, such recoveries generally are realized over an extended period of time.

Income Taxes

For the three and six months ended June 30, 2012, Financial had an income tax expense of $209,000 and $352,000, respectively. This represents an effective tax rate of 30.10% and 29.90% for the respective periods.

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

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended June 30, 2012 and 2011

	2012			2011
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$320,588	$4,170	5.22%	$325,460	$4,382	5.40%
Loans held for sale	878	8	3.65%	202	2	3.97%
Federal funds sold	10,497	6	0.23%	12,203	8	0.26%
Securities (3)	59,741	432	2.90%	56,951	481	3.39%
Federal agency equities	1,829	29	6.36%	2,007	23	4.60%
CBB equity	116	—	0.00%	116	—	0.00%

Total earning assets	393,649	4,645	4.73%	396,939	4,896	4.95%

Allowance for loan losses	(5,901)			(5,325)
Non-earning assets	44,499			37,700

Total assets	$432,247			$429,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$81,765	$65	0.32%	$63,851	$90	0.57%
Savings	153,241	144	0.38%	180,879	374	0.83%
Time deposits	92,196	392	1.71%	83,125	428	2.07%

Total interest bearing deposits	327,202	601	0.74%	327,855	892	1.09%

Other borrowed funds
Repurchase agreements	28	—	0.00%	8,156	18	0.89%
Other borrowings	10,000	75	3.01%	10,000	75	3.01%
Capital Notes	8,865	133	6.00%	7,000	105	6.00%

Total interest-bearing liabilities	346,095	809	0.94%	353,011	1,090	1.24%

Non-interest bearing deposits	57,593			49,198
Other liabilities	1,393			515

Total liabilities	405,081			402,724

Stockholders’ equity	27,166			26,590

Total liabilities and Stockholders’ equity	$432,247			$429,314

Net interest income		$3,836			$3,806

Net interest margin			3.91%			3.85%

Interest spread			3.79%			3.71%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities. Currently all municipals in the Bank’s portfolio are taxable.

Net Interest Margin Analysis

Average Balance Sheets

For the Six Months Ended June 30, 2012 and 2011

	2012			2011
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$321,295	$8,388	5.24%	$325,727	$8,855	5.48%
Loans held for sale	825	14	3.40%	102	2	3.95%
Federal funds sold	8,960	11	0.25%	10,203	13	0.26%
Securities (3)	60,379	889	2.95%	56,422	942	3.37%
Federal agency equities	1,845	29	3.15%	2,036	26	2.58%
CBB equity	116	—	0.00%	116	—	0.00%

Total earning assets	393,420	9,331	4.76%	394,636	9,838	5.03%

Allowance for loan losses	(5,825)			(5,373)
Non-earning assets	41,582			37,263

Total assets	$429,177			$426,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$76,051	$125	0.33%	$62,896	$201	0.64%
Savings	156,318	289	0.37%	181,798	875	0.97%
Time deposits	91,549	813	1.78%	82,052	857	2.11%

Total interest bearing deposits	323,918	1,227	0.76%	326,746	1,933	1.19%

Other borrowed funds
Repurchase agreements	3,294	15	0.91%	7,684	34	0.89%
Other borrowings	10,000	149	2.99%	10,000	148	2.96%
Capital Notes	7,950	238	6.00%	7,000	210	6.00%

Total interest-bearing liabilities	345,162	1,629	0.95%	351,430	2,325	1.33%

Non-interest bearing deposits	56,197			48,129
Other liabilities	821			590

Total liabilities	402,180			400,149

Stockholders’ equity	26,997			26,377

Total liabilities and Stockholders’ equity	$429,177			$426,526

Net interest income		$7,702			$7,513

Net interest margin			3.95%			3.84%

Interest spread			3.81%			3.70%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities. Currently all municipals in the Bank’s portfolio are taxable.

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

There have been no significant changes during the quarter ended June 30, 2012, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

The following are filed as Exhibits to this Form 10-Q:

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2012

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2012

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 8, 2012

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income (unaudited) for the Three and Six Months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the Three and Six Months ended June 30, 2012 and 2011 (iv) Consolidated Statements of Cash Flows (unaudited) for the Six Months ended June 30, 2012 and 2011 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Six Months ended June 30, 2012 and the Six Months Ended June 30, 2011; (vi) Notes to Unaudited Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: August 8, 2012	By /S/ Robert R. Chapman III Robert R. Chapman III, President (Principal Executive Officer)

Date: August 8, 2012	By /S/ J. Todd Scruggs J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2012

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2012

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 8, 2012

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income (unaudited) for the Three and Six Months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the Three and Six Months ended June 30, 2012 and 2011 (iv) Consolidated Statements of Cash Flows (unaudited) for the Six Months ended June 30, 2012 and 2011 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Six Months ended June 30, 2012 and the Six Months Ended June 30, 2011; (vi) Notes to Unaudited Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.