Form 10-Q
period 2012-09-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2012-11-09
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,342,418 shares of Common Stock, par value $2.14 per share, were outstanding at November 9, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts)

	(unaudited) 9/30/2012	(audited) 12/31/2011

Assets
Cash and due from banks	$17,861	$17,678
Federal funds sold	3,157	5,662

Total cash and cash equivalents	21,018	23,340

Securities held-to-maturity (fair value of $3,445 in 2012 and $8,533 in 2011)	3,081	8,133
Securities available-for-sale, at fair value	52,260	48,338
Restricted stock, at cost	1,899	1,977
Loans, net of allowance for loan losses of $5,693 in 2012 and $5,612 in 2011	318,712	318,754
Loans held for sale	4,163	434
Premises and equipment, net	8,479	8,735
Software, net	192	124
Interest receivable	1,466	1,583
Cash value - bank owned life insurance	8,853	8,609
Other real estate owned, net of valuation allowance	2,267	3,253
Income taxes receivable	869	675
Deferred tax asset	953	1,375
Other assets	1,865	2,106

Total assets	$426,077	$427,436

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$62,311	$55,569
NOW, money market and savings	229,306	230,386
Time	92,732	88,279

Total deposits	384,349	374,234

Repurchase agreements	—	8,379
FHLB borrowings	2,000	10,000
Capital notes	10,000	7,000
Interest payable	77	111
Other liabilities	642	907

Total liabilities	$397,068	$400,631

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 3,342,418 and 3,342,415 as of September 30, 2012 and December 31, 2011	7,152	7,152

Additional paid-in-capital	22,775	22,775
Accumulated other comprehensive income (loss)	765	(54)
Retained deficit	(1,683)	(3,068)

Total stockholders’ equity	$29,009	$26,805

Total liabilities and stockholders’ equity	$426,077	$427,436

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Interest Income
Loans	$4,332	$4,355	$12,734	$13,212
Securities
US Government and agency obligations	219	239	740	681
Mortgage backed securities	2	94	22	357
Municipals	182	140	507	352
Dividends	4	3	33	29
Other (Corporates)	17	—	40	25
Federal Funds sold	7	5	18	18

Total interest income	4,763	4,836	14,094	14,674

Interest Expense
Deposits
NOW, money market savings	164	353	578	1,429
Time Deposits	373	436	1,186	1,293
FHLB borrowings	50	75	199	223
Reverse repurchase agreements	—	21	15	55
Capital notes	149	105	387	315

Total interest expense	736	990	2,365	3,315

Net interest income	4,027	3,846	11,729	11,359

Provision for loan losses	601	1,272	1,776	2,757

Net interest income after provision for loan losses	3,426	2,574	9,953	8,602

Other operating income
Mortgage fee income	402	250	917	779
Service charges, fees and commissions	317	320	911	875
Increase in cash value of life insurance	81	54	244	164
Other	11	10	83	46
Gain on sale of available-for-sale securities	241	566	411	766

Total other operating income	1,052	1,200	2,566	2,630

Other operating expenses
Salaries and employee benefits	1,608	1,462	4,657	4,280
Occupancy	280	272	857	820
Equipment	250	263	748	780
Supplies	78	91	294	288
Professional, data processing, and other outside expense	508	557	1,524	1,526
Marketing	99	119	348	306
Credit expense	62	44	174	187
Other real estate expenses	586	452	908	667
FDIC insurance expense	145	145	433	515
Other	167	301	683	711

Total other operating expenses	3,783	3,706	10,626	10,080

Income before income taxes	695	68	1,893	1,152

Income tax expense	156	4	508	334

Net Income	$539	$64	$1,385	$818

Weighted average shares outstanding - basic	3,342,418	3,323,743	3,342,416	3,323,743

Weighted average shares outstanding - diluted	3,342,771	3,327,757	3,342,812	3,331,239

Income per common share - basic	$0.16	$0.02	$0.41	$0.25

Income per common share - diluted	$0.16	$0.02	$0.41	$0.25

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three and nine months ended September 30, 2012 and 2011

(dollar amounts in thousands) (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Income	$539	$64	$1,385	$818

Other comprehensive income
Unrealized gains on securities available-for-sale net of deferred taxes of $170 and $358 for the three month periods and $561 and $800 for the nine month periods ended September 30, 2012 and 2011	330	696	1,090	1,552

Reclassification adjustment for gains included in net income, net of taxes of $82 and $192 for the three month periods and $140 and $260 for the nine month periods ended September 30, 2012 and 2011	(159)	(374)	(271)	(506)

Other comprehensive income, net of tax	171	322	819	1,046

Comprehensive income	$710	$386	$2,204	$1,864

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months ended September 30, 2012 and 2011

(dollar amounts in thousands) (unaudited)

	September 30,
	2012	2011

Cash flows from operating activities
Net Income	$1,385	$818
Adjustments to reconcile net income to net cash provided by operating activities

Depreciation	504	546
Net amortization and accretion of premiums and discounts on securities	426	529
(Gain) on sale of available for sale securities	(411)	(766)
Provision for loan losses	1,776	2,757
Loss on sale of other real estate owned	74	184
(Increase) in loans held-for-sale	(3,729)	—
(Increase) in cash value of life insurance	(244)	(164)
(Increase) decrease in interest receivable	117	(55)
(Increase) decrease in other assets	246	374
(Increase) in income taxes receivable	(194)	(160)
(Decrease) in interest payable	(34)	(11)
Increase (decrease) in other liabilities	(265)	440
Writedown on other real estate owned	710	483

Net cash provided by operating activities	$361	$4,975

Cash flows from investing activities
Purchases of securities held to maturity	$—	$(1,000)

Proceeds from maturities and calls of securities held to maturity	5,000	7,000
Purchases of securities available for sale	(34,930)	(49,403)

Proceeds from maturities, calls and paydowns of securities available for sale	16,696	13,524
Proceeds from sale of securities available for sale	15,585	31,267
Purchases of bank owned life insurance	—	(3,000)
Redemption of Federal Home Loan Bank stock	78	150
Proceeds from sale of other real estate owned	2,307	1,346
Improvements to other real estate owned	(5)	(18)
Origination of loans, net of principal collected	(3,834)	(5,039)
Purchases of premises and equipment	(316)	(610)

Net cash used in investing activities	$581	$(5,783)

Cash flows from financing activities
Net increase in deposits	$10,115	$7,157
Net increase (decrease) in repurchase agreements	(8,379)	1,062
Net (decrease) in Federal Home Loan Bank advances	(8,000)	—

Payoff of 6% senior capital notes due 4/1/2012	(7,000)	—

Proceeds from sale of 6% senior capital notes due 4/1/2017	10,000	—

Net cash (used in) provided by financing activities	$(3,264)	$8,219

Increase (decrease) in cash and cash equivalents	(2,322)	7,411

Cash and cash equivalents at beginning of period	$23,340	$18,759

Cash and cash equivalents at end of period	$21,018	$26,170

Non cash transactions
Transfer of loans to foreclosed assets	$2,100	$3,682
Fair value adjustment for securities	1,236	1,586

Cash transactions
Cash paid for interest	$2,399	$3,326
Cash paid for taxes	702	495

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands) (unaudited)

	Total Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2010	3,323,743	$7,113	$22,742	$(3,668)	$(692)	$25,495

Net Income	—	—	—	818	—	818

Other Comprehensive Income	—	—	—	—	1,046	1,046

Balance at September 30, 2011	3,323,743	$7,113	$22,742	$(2,850)	$354	$27,359

Balance at December 31, 2011	3,342,415	$7,152	$22,775	$(3,068)	$(54)	$26,805

Net Income	—	—	—	1,385	—	1,385

Additional shares issued for previous stock dividend rounding	3	—	—	—	—	—

Other Comprehensive Income	—	—	—	—	819	819

Balance at September 30, 2012	3,342,418	$7,152	$22,775	$(1,683)	$765	$29,009

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2011. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2011 included in Financial’s Annual Report on Form 10-K. Results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Note 3 – Earnings Per Share

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of 1999 Financial (the “1999 Plan”) are considered dilutive. The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2012 and 2011.

Note 3 – Earnings Per Share (continued)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$539,000	$64,000	$1,385,000	$818,000

Weight average number of shares	3,342,418	3,323,743	3,342,416	3,323,743
Options affect of incremental shares	353	4,014	396	7,496

Weighted average diluted shares	3,342,771	3,327,757	3,342,812	3,331,239

Basic EPS (weighted avg shares)	$0.16	$0.02	$0.41	$0.25

Diluted EPS (Including Option Shares)	$0.16	$0.02	$0.41	$0.25

The following table sets forth the incremental shares associated with option shares that were not included in calculating the diluted earnings because their effect was anti-dilutive:

	Three months ended		Nine months ended
	Sept 30,		Sept 30,
	2012	2011	2012	2011
Incremental shares excluded from calculating diluted EPS because their effect was anti-dilutive	175,847	247,976	216,492	247,976

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Note 4 – Stock Based Compensation (continued)

Stock option plan activity for the nine months ended September 30, 2012 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value

Options outstanding, January 1, 2012	216,886	$8.83

Granted	—	—

Exercised	—	—

Forfeited	(394)	$10.82

Options outstanding, September 30, 2012	216,492	8.83	1.96	$13,413

Options exercisable, September 30, 2012	216,492	$8.83	1.96	$13,413

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

Note 5 – Fair Value Measurements (continued)

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period (in thousands):

		Carrying Value at September 30, 2012
Description	Balance as of Sept 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US agency obligations	$24,193	$—	$24,193	$—
Mortgage-backed securities	2,651	—	2,651	—
Municipals	22,669	—	22,669	—
Other (corporates)	2,747	—	2,747	—

Total available-for-sale securities	$52,260	$—	$52,260	$—

		Carrying Value at December 31, 2011
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US agency obligations	$25,485	$—	$25,485	$—
Mortgage-backed securities	3,939	—	3,939	—
Municipals	18,914	—	18,914	—

Total available-for-sale securities	$48,338	$—	$48,338	$—

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

Note 5 – Fair Value Measurements (continued)

Loans held for sale

Loans held for sale are carried at estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended September 30, 2012. Gains and losses on the sale of loans are recorded within mortgage fee income on the Consolidated Statements of Income.

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

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period (in thousands).

		Carrying Value at September 30, 2012
Description	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$5,162	$—	$732	$4,430
Loans held for sale	4,163	—	4,163	—
Other real estate owned	2,267	—	2,267	—

*	Includes loans charged down during the quarter to the net realizable value of the collateral.

		Carrying Value at December 31, 2011
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$10,655	$—	$2,710	$7,945
Loans held for sale	434	—	434	—
Other real estate owned	3,253	—	3,253	—

*	Includes loans charged down during the quarter to the net realizable value of the collateral.

Note 5 – Fair Value Measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2012 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$4,430	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

The following table summarizes activity at the Level 3 valuation for the first nine months of 2012:

Nine Months ended September 30, 2012

(dollars in thousands)

Balance as of December 31, 2011	$7,945
Transfers to Level 3	2,298
Changes in loan balances due to payments	(107)
Loans no longer considered impaired or transferred to Level 2	(5,706)

Ending balance as of September 30, 2012	$4,430

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

Loans held for sale

The carrying amount is a reasonable estimate of fair value.

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

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at September 30, 2012 and December 31, 2011 and therefore are not included in the table below.

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows (in thousands):

		Fair Value Measurements at September 30, 2012 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$17,861	$17,861	$—	$—	$17,861
Federal funds sold	3,157	3,157	—	—	3,157
Securities
Available-for-sale	52,260	—	52,260	—	52,260
Held-to-maturity	3,081	—	3,445	—	3,445
Loans, net	318,712	—	326,234	4,430	330,664
Loans held for sale	4,163	—	4,163	—	4,163
Interest receivable	1,466	—	1,466	—	1,466
BOLI	8,853	—	8,853	—	8,853

Liabilities
Deposits	$384,349	$—	$386,655	$—	$386,655
FHLB borrowings	2,000	—	1,966	—	1,966
Capital notes	10,000	—	9,831	—	9,831
Interest payable	77	—	77	—	77

Note 5 – Fair Value Measurements (continued)

		Fair Value Measurements at December 31, 2011 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$17,678	$17,678	$—	$—	$17,678
Federal funds sold	5,662	5,662	—	—	5,662
Securities
Available-for-sale	48,338	—	48,338	—	48,338
Held-to-maturity	8,133	—	8,533	—	8,533
Loans, net	318,754	—	320,658	7,945	328,603
Loans held for sale	434	—	434	—	434
Interest receivable	1,583	—	1,583	—	1,583
BOLI	8,609	—	8,609	—	8,609

Liabilities

Deposits	$374,234	$—	$375,544	$—	$375,544
FHLB borrowings	10,000	—	9,752	—	9,752
Repurchase agreements	8,379	—	8,392	—	8,392
Capital notes	7,000	—	6,826	—	6,826
Interest payable	111	—	111	—	111

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

Note 6 – Capital Notes

During the third quarter, Financial closed the private placement of unregistered debt securities (the “2012 Offering”) pursuant to which Financial issued $10,000,000 in principal ($373,000 of which was received in the third quarter) of notes (the “2012 Notes”). The 2012 Notes have not been and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The 2012 Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. The first interest payment of $133,000 was due on July 1, 2012 and paid on or about June 29, 2012. The notes mature on April 1, 2017, but are subject to prepayment in whole or in part on or after April 1, 2013 at Financial’s sole discretion on 30 days written notice to the holders. Financial used $7,000,000 of the proceeds from the 2012 Offering in April to pay on maturity the principal due on notes issued in 2009.

Note 7 – Investments

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of September 30, 2012 and December 31, 2011 (amounts in thousands):

	Amortized	September 30, 2012 Gross Unrealized		Fair Value
	Costs	Gains	(Losses)
Held-to-Maturity
US agency obligations	$3,081	$364	$—	$3,445

Available-for-Sale
US agency obligations	$23,824	$384	($15)	$24,193
Mortgage-backed securities	2,639	12	—	2,651
Municipals	21,967	748	(46)	22,669
Other	2,672	75	—	2,747

	$51,102	$1,219	($61)	$52,260

	Amortized	December 31, 2011 Gross Unrealized		Fair Value
	Costs	Gains	(Losses)
Held-to-Maturity
US agency obligations	$8,133	$400	$—	$8,533

Available-for-Sale
US agency obligations	$25,416	$117	($48)	$25,485
Mortgage-backed securities	3,938	5	(4)	3,939
Municipals	19,062	241	(389)	18,914

	$48,416	$363	($441)	$48,338

Note 7 – Investments (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
September 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$1,120	$15	$—	$—	$1,120	$15
Municipals	1,236	46	—	—	1,236	46

Total	$2,356	$61	$—	$—	$2,356	$61

	Less than 12 months		More than 12 months		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$13,593	$48	$—	$—	$13,593	$48
Mortgage-backed securities	985	4	—	—	985	4
Municipals	12,852	389	—	—	12,852	389

Total	$27,430	$441	$—	$—	$27,430	$441

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

At September 30, 2012, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of September 30, 2012, the Bank owned 4 securities that were being evaluated for other than temporary impairment. One of these securities was S&P rated AAA and 3 were S&P rated AA. As of September 30, 2012, one of these securities was an obligation of a government sponsored entity and three were municipal issues.

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

Note 8 – Business Segments (continued)

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three and nine months ended September 30, 2012 and 2011 was as follows (dollars in thousands):

Business Segments

	Community Banking	Mortgage	Total
Nine months ended September 30, 2012
Net interest income	$11,729	$—	$11,729
Provision for loan losses	1,776	—	1,776

Net interest income after provision for loan losses	9,953	—	9,953
Noninterest income	1,649	917	2,566
Noninterest expenses	9,898	728	10,626

Income before income taxes	1,704	189	1,893
Income tax expense	444	64	508

Net income	$1,260	$125	$1,385

Total assets	$421,830	$4,247	$426,077

Nine months ended September 30, 2011
Net interest income	$11,359	$—	$11,359
Provision for loan losses	2,757	—	2,757

Net interest income after provision for loan losses	8,602	—	8,602
Noninterest income	1,851	779	2,630
Noninterest expenses	9,415	665	10,080

Income before income taxes	1,038	114	1,152
Income tax expense	295	39	334

Net income	$743	$75	$818

Total assets	$428,924	$516	$429,440

	Community Banking	Mortgage	Total
Three months ended September 30, 2012
Net interest income	$4,027	$—	$4,027
Provision for loan losses	601	—	601

Net interest income after provision for loan losses	3,426	—	3,426
Noninterest income	650	402	1,052
Noninterest expenses	3,491	292	3,783

Income before income taxes	585	110	695
Income tax expense	119	37	156

Net income	$466	$73	$539

Total assets	$421,830	$4,247	$426,077

Three months ended September 30, 2011
Net interest income	$3,846	$—	$3,846
Provision for loan losses	1,272	—	1,272

Net interest income after provision for loan losses	2,574	—	2,574
Noninterest income	950	250	1,200
Noninterest expenses	3,500	206	3,706

Income before income taxes	24	44	68
Income tax expense	(11)	15	4

Net income	$35	$29	$64

Total assets	$428,924	$516	$429,440

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
Residential consumer construction

Note 9 – Loans, allowance for loan losses and OREO (continued)

A summary of loans, net is as follows (dollars in thousands):

	As of:
	Sept 30, 2012	December 31, 2011

Commercial	$56,191	$59,623
Commercial real estate	152,398	150,622
Consumer	71,063	72,488
Residential	44,753	41,633

Total loans	324,405	324,366

Less allowance for loan losses	5,693	5,612

Net loans	$318,712	$318,754

The Bank’s internal risk rating system is in place to grade commercial and commercial real estate loans. Category ratings are reviewed periodically by lenders and the credit review area of the Bank based on the borrower’s individual situation. Additionally, internal and external monitoring and review of credits are conducted on an annual basis.

Note 9 – Loans, allowance for loan losses and OREO (continued)

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

Note 9 – Loans, allowance for loan losses and OREO (continued)

Financing Receivables on Non-Accrual Status

(dollars in thousands)

	As of
	September 30, 2012	December 31, 2011
Commercial	$1,985	$3,570
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	582	1,610
Commercial Mortgages-Non-Owner Occupied	1,395	2,794
Commercial Construction	729	782
Consumer
Consumer Unsecured	—	—
Consumer Secured	126	415
Residential:
Residential Mortgages	936	1,205
Residential Consumer Construction	—	—

Totals	$5,753	$10,375

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. OREO decreased to $2,267,000 on September 30, 2012 from $3,253,000 on December 31, 2011. The following table represents the changes in OREO balance during the Nine Months ended September 30, 2012.

OREO Changes

(dollars in thousands)

Nine Months ended September 30, 2012
Balance at the beginning of the year (net)	$3,253
Transfers from loans	2,100
Capitalized costs	5
Writedowns	(710)
Sales proceeds	(2,307)
(Loss) on disposition	(74)

Balance at the end of the period (net)	$2,267

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans (dollars in thousands)
	For the Nine Months Ended September 30, 2012
2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$2,279	$2,538	$—	$2,818	$11
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,703	2,801	—	2,457	143
Commercial Mortgage Non-Owner Occupied	5,261	5,456	—	5,071	172
Commercial Construction	950	950	—	1,027	38
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	652	713	—	473	37
Residential
Residential Mortgages	1,968	1,999	—	1,415	86
Residential Consumer Construction	—	—	—	—	—

With An Allowance Recorded:
Commercial	$1,376	$1,377	$421	$2,172	$54
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,605	1,851	468	2,061	81
Commercial Mortgage Non-Owner Occupied	754	754	87	1,672	25
Commercial Construction	1,274	1,546	144	1,487	8
Consumer
Consumer Unsecured	1	1	1	1	—
Consumer Secured	564	741	426	753	18
Residential
Residential Mortgages	1,336	1,683	201	1,629	34
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$3,655	$3,915	$421	$4,990	$65
Commercial Real Estate
Commercial Mortgages-Owner Occupied	4,308	4,652	468	4,518	224
Commercial Mortgage Non-Owner Occupied	6,015	6,210	87	6,743	197
Commercial Construction	2,224	2,496	144	2,514	46
Consumer
Consumer Unsecured	1	1	1	1	—
Consumer Secured	1,216	1,454	426	1,226	55
Residential
Residential Mortgages	3,304	3,682	201	3,044	120
Residential Consumer Construction	—	—	—	—	—

	$20,723	$22,410	$1,748	$23,036	$707

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans (dollars in thousands)
	For the Year Ended December 31, 2011
2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$3,357	$3,570	$—	$8,978	$118
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,211	3,108	—	2,457	124
Commercial Mortgage Non-Owner Occupied	4,880	5,170	—	5,418	227
Commercial Construction	1,103	1,103	—	984	38
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	293	642	—	330	6
Residential
Residential Mortgages	862	1,007	—	633	15
Residential Consumer Construction	—	—	—	33	—

With An Allowance Recorded:
Commercial	$2,968	$3,052	$440	$2,170	$106
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,516	2,686	555	3,815	137
Commercial Mortgage Non-Owner Occupied	2,590	3,129	228	1,858	117
Commercial Construction	1,700	1,964	275	2,454	42
Consumer
Consumer Unsecured	—	—	—	286	—
Consumer Secured	942	1,021	357	699	49
Residential
Residential Mortgages	1,922	2,180	128	1,847	89
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$6,325	$6,622	$440	$11,147	$224
Commercial Real Estate
Commercial Mortgages-Owner Occupied	4,727	5,794	555	6,272	261
Commercial Mortgage Non-Owner Occupied	7,470	8,299	228	7,275	344
Commercial Construction	2,803	3,067	275	3,438	80
Consumer
Consumer Unsecured	—	—	—	286	—
Consumer Secured	1,235	1,663	357	1,029	55
Residential
Residential Mortgages	2,784	3,187	128	2,480	104
Residential Consumer Construction	—	—	—	33	—

	$25,344	$28,632	$1,983	$31,960	$1,068

Note 9 – Loans, allowance for loan losses and OREO (continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
(dollars in thousands)
For the Nine Months Ended September 30, 2012
2012	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:
Beginning Balance	$892	$2,677	$1,486	$557	$5,612
Charge-offs	(504)	(816)	(463)	(67)	(1,850)
Recoveries	18	112	18	7	155
Provision	592	785	218	181	1,776

Ending Balance	$998	$2,758	$1,259	$678	$5,693

Ending Balance: Individually evaluated for impairment	$421	$699	$427	$201	$1,748

Ending Balance: Collectively evaluated for impairment	577	2,059	832	477	3,945

Totals:	$998	$2,758	$1,259	$678	$5,693

Financing Receivables:

Ending Balance: Individually evaluated for impairment	3,655	12,546	1,217	3,305	20,723

Ending Balance: Collectively evaluated for impairment	52,536	139,852	69,846	41,448	303,682

Totals:	$56,191	$152,398	$71,063	$44,753	$324,405

Note 9 – Loans, allowance for loan losses and OREO (continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables
(dollars in thousands)
For the Year Ended December 31, 2011
2011	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:
Beginning Balance	$473	$2,897	$1,207	$890	$5,467
Charge-offs	(702)	(2,738)	(817)	(459)	(4,716)
Recoveries	16	3	31	4	54
Provision	1,105	2,515	1,065	122	4,807

Ending Balance	$892	$2,677	$1,486	$557	$5,612

Ending Balance: Individually evaluated for impairment	$440	$1,058	$357	$128	$1,983

Ending Balance: Collectively evaluated for impairment	452	1,619	1,129	429	3,629

Totals:	$892	$2,677	$1,486	$557	$5,612

Financing Receivables:

Ending Balance: Individually evaluated for impairment	6,325	15,000	1,235	2,784	25,344

Ending Balance: Collectively evaluated for impairment	53,298	135,622	71,253	38,849	299,022

Totals:	$59,623	$150,622	$72,488	$41,633	$324,366

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Financing Receivables as of September 30, 2012 (dollars in thousands)
2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days & Accruing

Commercial	$40	$—	$1,986	$2,026	$54,165	$56,191	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	993	869	173	2,035	59,774	61,809	—
Commercial Mortgages-Non-Owner Occupied	291	—	1,396	1,687	80,390	82,077	—

Commercial Construction	—	—	320	320	8,192	8,512	—

Consumer:

Consumer Unsecured	16	1	—	17	3,451	3,468	—

Consumer Secured	261	365	172	798	66,797	67,595	—

Residential:

Residential Mortgages	548	298	810	1,656	38,815	40,471	—
Residential Consumer Construction	—	—	—	—	4,282	4,282	—

Total	$2,149	$1,533	$4,857	$8,539	$315,866	$324,405	$—

	Age Analysis of Past Due Financing Receivables as of December 31, 2011 (dollars in thousands)
2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days & Accruing

Commercial	$532	$26	$3,570	$4,128	$55,495	$59,623	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	2,614	130	1,610	4,354	56,400	60,754	—
Commercial Mortgages-Non-Owner Occupied	504	72	2,793	3,369	74,520	77,889	—

Commercial Construction	782	—	424	1,206	10,773	11,979	—

Consumer:

Consumer Unsecured	6	—	—	6	3,231	3,237	—

Consumer Secured	202	277	415	894	68,357	69,251	—

Residential:

Residential Mortgages	523	162	863	1,548	37,450	38,998	—
Residential Consumer Construction	—	—	—	—	2,635	2,635	—

Total	$5,163	$667	$9,675	$15,505	$308,861	$324,366	$—

Note 9 – Loans, allowance for loan losses and OREO (continued)

Credit Loss Disclosures Credit Quality Information - by Class
September 30, 2012
(dollars in thousands)
2012	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals

Commercial	$49,387	$1,629	$2,019	$3,156	$—	$56,191

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	53,012	1,490	2,999	4,176	132	61,809

Commercial Mortgages-Non-Owner Occupied	69,622	2,178	4,262	6,015	—	82,077

Commercial Construction	6,289	—	—	2,223	—	8,512

Consumer

Consumer Unsecured	3,467	—	—	1	—	3,468

Consumer Secured	64,219	1,349	833	1,194	—	67,595

Residential:

Residential Mortgages	36,680	—	486	3,305	—	40,471

Residential Consumer Construction	4,282	—	—	—	—	4,282

Totals	$286,958	$6,646	$10,599	$20,070	$132	$324,405

Credit Loss Disclosures Credit Quality Information - by Class
December 31, 2011
(dollars in thousands)
2011	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals

Commercial	$47,021	$3,978	$2,901	$5,723	$—	$59,623

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	48,622	3,003	4,696	4,283	150	60,754

Commercial Mortgages-Non Owner Occupied	63,934	3,326	3,159	7,470	—	77,889

Commercial Construction	9,000	176	—	2,803	—	11,979

Consumer

Consumer Unsecured	3,237	—	—	—	—	3,237

Consumer Secured	67,295	488	304	1,164	—	69,251

Residential:

Residential Mortgages	35,109	557	548	2,784	—	38,998

Residential Consumer Construction	2,635	—	—	—	—	2,635

Totals	$276,853	$11,528	$11,608	$24,227	$150	$324,366

Note 9 – Loans, allowance for loan losses and OREO (continued)

Troubled Debt Restructurings

There were no loan modifications classified as TDRs during the three and nine months ended September 30, 2012.

There were no loan modifications classified as TDRs during the three months ended September 30, 2011. The following table describes the loan modifications classified as TDRs during the nine months ended September 30, 2011:

For the Nine Months Ended September 30, 2011

(dollars in thousands)

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial	5	$3,345,376	$3,345,376

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three months ended September 30, 2012 and 2011.

The following table describes Troubled Debt Restructurings made within the last twelve months that defaulted during the nine months ended September 30, 2012 and 2011, respectively.

For the Nine Months Ended September 30, 2012

(dollars in thousands)

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment

Commercial	4	$798

For the Nine Months Ended September 30, 2011

(dollars in thousands)

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment

Commercial	1	$183
Consumer	1	30
Residential	2	482

Total	4	695

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

Note 11 – Recent accounting pronouncements (continued)

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of ASU 2012-02 to have a material impact on its consolidated financial statements.

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.” The amendments in this ASU clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. In addition, the amendments should resolve current diversity in practice on the subsequent measurement of these types of indemnification assets. The amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. The Company does not expect the adoption of ASU 2012-06 to have a material impact on its consolidated financial statements.

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

Rustburg, Virginia. In March, 2011 the Bank purchased certain real property near the intersection of Routes 501 and 24 in Rustburg, Virginia. The structure on the property is being demolished and removed. The Bank does not anticipate opening a branch at this location prior to the third quarter of 2013. The Bank has installed an ATM in a local municipal building in order to establish a presence in this market until the branch has been established.

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

September 30, 2012 (in thousands)
Commitments to extend credit	$57,045
Letters of Credit	1,694

Total	$58,739

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of September 30, 2012 and December 31, 2011 and the results of operations of Financial for the three month and nine month periods ended September 30, 2012 and 2011. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

September 30, 2012 as Compared to December 31, 2011

Total assets were $426,077,000 on September 30, 2012 compared with $427,436,000 at December 31, 2011, a decrease of 0.32%. The decrease in total assets is due primarily to a decrease in Federal funds sold and a slight decrease in the Bank’s securities portfolio, both of which funded a pay-down in Federal Home Loan Bank borrowings.

Total deposits increased from $374,234,000 as of December 31, 2011 to $384,349,000 on September 30, 2012, an increase of 2.70%. This increase occurred because of the Bank’s increased efforts to obtain lower cost demand deposits and the Bank’s increased presence in the market. In addition, the Dodd-Frank Act repealed the federal prohibition on the payment of interest on commercial demand deposits. As a result, the Bank discontinued offering sweep accounts (repurchase agreements) to its commercial customers and these accounts were reclassified as interest-bearing checking accounts.

Total loans increased to $324,405,000 on September 30, 2012 from $324,366,000 on December 31, 2011. Loans, net of unearned income and allowance, decreased slightly to $318,712,000 on September 30, 2012 from $318,754,000 on December 31, 2011, a decrease of 0.01%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	September 30, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
Commercial	$56,191	17.33%	$59,623	18.39%
Commercial Real Estate	152,398	46.98%	150,622	46.43%
Consumer	71,063	21.91%	72,488	22.34%
Residential	44,753	13.78%	41,633	12.84%

Total loans	$324,405	100.00%	$324,366	100.00%

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned (“OREO”) decreased to $8,020,000 on September 30, 2012 from $13,628,000 on December 31, 2011. This decrease was primarily due to a decrease in non-accrual (or nonperforming) loans. Non-accrual loans decreased 44.55% to $5,753,000 on September 30, 2012 from $10,375,000 on December 31, 2011. The decrease primarily resulted from the liquidation of real estate collateral associated with several relationships, including one large commercial relationship, and the payment in full of certain non-accrual loans. The proceeds from the liquidations were used to curtail principal on a non-accrual loan. As discussed in more detail below under “Results of Operations – Allowance for Loan Losses”, management has provided for the anticipated losses on these loans in the loan loss reserve. If interest on non-accrual loans had been accrued, such interest on a cumulative basis would have approximated $485,000 and $1,233,000, as of September 30, 2012 and December 31, 2011, respectively. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the non-performing loan totals listed above.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure, deeds in lieu of foreclosure or repossession. On December 31, 2011, the Bank was carrying 18 OREO properties on its books at a value of $3,253,000. During the Nine Months ended September 30, 2012, the Bank acquired 22 additional OREO properties and disposed of 22 OREO properties, and as of September 30, 2012 the Bank is carrying 18 OREO properties at a value of $2,267,000. The OREO properties are available for sale and are being actively marketed on the Bank’s website and through other means.

The Bank had loans in the amount of $187,000 at September 30, 2012 classified as performing Troubled Debt Restructurings (“TDRs”) as compared to $783,000 at December 31, 2011. This decrease was due entirely to the liquidation of collateral associated with one commercial relationship with the proceeds from the liquidation being used to pay off the TDR loans. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

Cash and cash equivalents decreased to $21,018,000 on September 30, 2012 from $23,340,000 on December 31, 2011. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). This decrease is in large part due to the Bank’s use of cash to repay Federal Home Loan Bank advances. The decrease was offset in part by an increase in deposits. Cash and cash equivalents can vary due to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, both of which are subject to fluctuations.

Securities held-to-maturity decreased to $3,081,000 on September 30, 2012 from $8,133,000 on December 31, 2011. During the nine months ended September 30, 2012, the Bank received $5,000,000 in proceeds from maturities and calls of securities-held-to-maturity. Securities available-for-sale increased to $52,260,000 on September 30, 2012, from $48,338,000 December 31, 2011. During the nine months ended September 30, 2012 the Bank received $16,696,000 in proceeds from maturities and/or calls of securities available-for-sale and $15,585,000 in proceeds from the sale of securities available-for-sale. The Bank purchased $34,930,000 in securities available-for sale during the same period. The increase from December 31, 2011 in securities available-for-sale was primarily due to the investment of funds received from an increase in deposit accounts and the reinvestment of the proceeds from the call of held-to-maturity securities in securities available-for-sale.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $1,092,000 at September 30, 2012 and $1,170,000 at December 31, 2011, a decrease of $78,000. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At September 30, 2012, Financial, on a consolidated basis, had liquid assets of $73,278,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold and available-for-sale investments. Management believes that liquid assets were adequate at September 30, 2012. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, the Bank has the ability to purchase federal funds on the open market and borrow from the Federal Reserve Bank’s discount window, if necessary.

During the third quarter, Financial closed the private placement of unregistered debt securities (the “2012 Offering”) pursuant to which Financial issued $10,000,000 in principal ($373,000 of which was received in the third quarter) of notes (the “2012 Notes”). The 2012 Notes have not been and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The 2012 Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. The first interest payment of $133,000 was due on July 1, 2012 and paid on or about June 29, 2012. The notes mature on April 1, 2017, but are subject to prepayment in whole or in part on or after April 1, 2013 at Financial’s sole discretion on 30 days written notice to the holders. Financial used $7,000,000 of the proceeds from the 2012 Offering in April to pay on maturity the principal due on notes issued in 2009.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material negative impact on Financial’s short-term or long-term liquidity.

At September 30, 2012, the Bank had a leverage ratio of 8.17%, a Tier 1 risk-based capital ratio of 10.97% and a total risk-based capital ratio of 12.23%. As of September 30, 2012 and December 31, 2011 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of September 30, 2012 and December 31, 2011:

Bank Level Only Capital Ratios

	September 30,	December 31,
Analysis of Capital (in 000’s)	2012	2011

Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	19,325	19,325
Retained earnings	12,097	10,394

Total Tier 1 capital	$35,164	$33,461

Tier 2 capital
Allowance for loan losses	$4,031	$3,991

Total Tier 2 capital:	$4,031	$3,991

Total risk-based capital	$39,195	$37,452

Risk weighted assets	$320,595	$317,684
Average total assets	$430,582	$427,680

	Actual		Regulatory Benchmarks
	September 30, 2012	December 31, 2011	For Capital Adequacy Purposes	For Well Capitalized Purposes
Capital Ratios:
Tier 1 capital to average total assets	8.17%	7.82%	4.00%	5.00%
Tier 1 risk-based capital ratio	10.97%	10.53%	4.00%	6.00%
Total risk-based capital ratio	12.23%	11.79%	8.00%	10.00%

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2012 and 2011

Earnings Summary

Financial had net income including all operating segments of $539,000 and $1,385,000 for the three and nine months ended September 30, 2012 compared to $64,000 and $818,000 for the for the comparable periods in 2011. The basic and diluted earnings per common share for the three and nine months ended September 30, 2012 were $0.16 and $0.41, compared to basic and diluted earnings per share of $0.02 and $0.25 for the three and nine months ended September 30, 2011.

The increase in net income was due in large part to a decreased provision to the allowance for loan loss reserve as discussed in more detail below (See “Allowance for Loan Losses”) and a decrease in interest expense. The increase was partially offset by an increase in non-interest expense and a slight decrease in non-interest income.

These operating results represent an annualized return on stockholders’ equity of 7.73% and 6.78% for the three and nine months ended September 30, 2012, compared with 0.94% and 4.12% for the same periods in 2011. The Company had an annualized return on average assets for the three and nine months ended September 30, 2012 of 0.49% and 0.43%, compared with 0.06% and 0.26% for three and nine months ended September 30, 2011.

See Non-Interest Income below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

Interest income decreased to $4,763,000 and $14,094,000 for the three and nine months ended September 30, 2012 from $4,836,000 and $14,674,000 for the same periods in 2011, a decrease of 1.51% and 3.95%, respectively. Interest income decreased primarily because the average rate received on earning assets decreased to 4.80% and 4.79% for the three and nine months ended September 30, 2012 as compared with 4.84% and 4.97% for the comparable periods in 2011. The rate on total average earning assets decreased largely because of a decrease in market rates of interest. Although management cannot be certain, management expects that interest rates will remain near historic lows for the remainder of 2012 and may continue to negatively impact our interest income.

Interest expense decreased to $736,000 and $2,365,000 for the three and nine months ended September 30, 2012 from $990,000 and $3,315,000 for the same periods in 2011, a decrease of 25.66% and 28.66%, respectively. This significant decrease in interest expense resulted in large part from a decrease in the rate paid on balances on deposits. The Bank’s average rate paid on deposits was 0.65% and 0.73% during the three and nine month periods ended September 30, 2012 as compared to 0.96% and 1.12% for the same periods in 2011. This resulted from management’s efforts to minimize the Bank’s interest expense and maximize its net interest margin.

The fundamental source of the Bank’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and nine months ended September 30, 2012 was $4,027,000 and $11,729,000 compared with $3,846,000 and $11,359,000 for the same periods in 2011. The increase in net interest income for the three and nine months ended September 30, 2012 as compared with the comparable periods in 2011 was due the fact that the rate paid on deposit accounts has decreased from the comparable periods in 2011. The net interest margin was 4.06% and 3.98% for the three and nine months ended September 30, 2012, up from 3.85% and 3.84% for the same periods a year ago.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I on page 49.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency. Non-interest income exclusive of gains on sales of securities increased to $811,000 and $2,155,000 for the three and nine months ended September 30, 2012 from $634,000 and $1,864,000 for the three and nine months ended September 30, 2011. This increase for the three and nine months ended September 30, 2012 as compared to the same periods last year was due primarily to increases in mortgage origination fees and the cash value of life insurance. Gain on sales of securities decreased to $241,000 and $411,000 for the three and nine months ended September 30, 2012 as compared to $566,000 and $766,000 for the comparable periods in 2011.

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

Management anticipates that residential mortgage rates will remain near the current historic lows for the remainder of 2012. Management expects that low rates and government-assisted programs such as Home Affordable Refinance Program (HARP) coupled with the Mortgage division’s reputation in Region 2000 will allow us to maintain revenue at the Mortgage division. Revenue from mortgage origination fees increased in the three and nine month periods ended September 30, 2012 as compared to the same periods for 2011. Management believes that regulatory pressure may result in a decreased number of competitors to the Mortgage division and this could result in an increase in market share.

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

Non-Interest Expense

Non-interest expense for the three and nine months ended September 30, 2012 increased to $3,783,000 and $10,626,000, or 2.08% and 5.42%, respectively, from $3,706,000 and $10,080,000 for the comparable periods in 2011. This increase in non-interest expense from the comparable period in 2011 can be attributed in large part to an increase in compensation expense, discussed in more detail in the following paragraph, and other real estate expenses. Other real estate expenses consist primarily of insurance, maintenance, real estate taxes, and other expenses related to property ownership.

Total personnel expense was $1,608,000 and $4,657,000 for the three and nine month periods ended September 30, 2012 as compared to $1,462,000 and $4,280,000 for the same periods in 2011. Compensation for some employees of the Mortgage division and the Investment division is commission-based and therefore subject to fluctuation.

During the three months ended September 30, 2012, the FDIC premium expense was unchanged at $145,000 from the three months ended September 30, 2011. During the Nine Months ended September 30, 2012, the FDIC premium expense decreased to $433,000 from $515,000 for the nine months ended September 30, 2011. FDIC assessment payments have decreased in large part because the FDIC changed the formula used to calculate the assessment in a way that favors banks whose liabilities consist primarily of deposits.

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The provision to the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. Based on the application of the loan loss calculation, the Bank provided $601,000 and $1,776,000 to the allowance for loan loss for the three and nine months ended September 30, 2012 compared to a provision of $1,272,000 and $2,757,000 for the comparable periods in 2011.

The decrease in the loan loss provision for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 was due to the following factors:

•

The Bank’s asset quality has improved as problem assets, including certain commercial development loans and residential speculative housing construction loans have decreased as the collateral for those loans has been liquidated. Management’s evaluation of these asset classes resulted in the decreased provision in the quarter ended September 30, 2012.

•

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. The analysis resulted in a decrease in the provision for the quarter ended September 30, 2012 as compared to the same quarter in 2011.

•	General reserves related to consumer loans collectively evaluated for impairment have also decreased as a result of a decrease in historical charge-offs associated with this loan segment.

Management believes that the current allowance for loan loss of $5,693,000 (or 1.75% of total loans) at September 30, 2012, as compared to $5,612,000 (or 1.73% of total loans) as of December 31, 2011, remains adequate.

The following tables summarize the allowance activity for the periods indicated:

	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands) For the Nine Months Ended September 30, 2012
2012	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:
Beginning Balance	$892	$2,677	$1,486	$557	$5,612
Charge-offs	(504)	(816)	(463)	(67)	(1,850)
Recoveries	18	112	18	7	155
Provision	592	785	218	181	1,776

Ending Balance	998	2,758	1,259	678	5,693

Ending Balance: Individually evaluated for impairment	$421	$699	$427	$201	$1,748

Ending Balance: Collectively evaluated for impairment	577	2,059	832	477	3,945

Totals:	$998	$2,758	$1,259	$678	$5,693

Financing Receivables:

Ending Balance: Individually evaluated for impairment	3,655	12,546	1,217	3,305	20,723

Ending Balance: Collectively evaluated for impairment	52,536	139,852	69,846	41,448	303,682

Totals:	$56,191	$152,398	$71,063	$44,753	$324,405

	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands) For the Year Ended December 31, 2011
2011	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:
Beginning Balance	$473	$2,897	$1,207	$890	$5,467
Charge-offs	(702)	(2,738)	(817)	(459)	(4,716)
Recoveries	16	3	31	4	54
Provision	1,105	2,515	1,065	122	4,807

Ending Balance	892	2,677	1,486	557	5,612

Ending Balance: Individually evaluated for impairment	$440	$1,058	$357	$128	$1,983

Ending Balance: Collectively evaluated for impairment	452	1,619	1,129	429	3,629

Totals:	$892	$2,677	$1,486	$557	$5,612

Financing Receivables:

Ending Balance: Individually evaluated for impairment	6,325	15,000	1,235	2,784	25,344

Ending Balance: Collectively evaluated for impairment	53,298	135,622	71,253	38,849	299,022

Totals:	$59,623	$150,622	$72,488	$41,633	$324,336

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended Sept 30,		Nine Months ended Sept 30,
	(in thousands)		(in thousands)
	2012	2011	2012	2011

Balance, beginning of period	$5,693	$4,970	$5,612	$5,467
Provision for loan losses	601	1,272	1,776	2,757
Loans charged off	(619)	(791)	(1,850)	(2,796)
Recoveries of loans charged off	18	10	155	33

Net Charge Offs	(601)	(781)	(1,695)	(2,763)

Balance, end of period	$5,693	$5,461	$5,693	$5,461

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

The increase in the balance in the allowance for loan loss reserve as of September 30, 2012 as compared to December 31, 2011 resulted from provisions being higher than the net charge-offs during the first Nine Months of 2012. The loan loss reserve is determined as discussed above.

Net charge offs decreased to $601,000 and $1,695,000 for the three and nine months ended September 30, 2012 from $781,000 and $2,763,000 for the same periods in 2011. Charged off loans, which are loans that management deems uncollectible, are written against the loan loss reserve and constitute a realized loss. While a charged off loan may subsequently be collected, such recoveries generally are realized over an extended period of time.

Income Taxes

For the three and nine months ended September 30, 2012, Financial had an income tax expense of $156,000 and $508,000, respectively. This represents an effective tax rate of 22.45% and 26.84% for the respective periods.

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

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended September 30, 2012 and 2011

	2012			2011
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$323,871	$4,318	5.29%	$322,524	$4,349	5.35%
Loans held for sale	1,663	14	1.69%	476	6	5.00%
Federal funds sold	8,804	7	0.32%	9,467	5	0.21%
Securities (3)	57,489	451	3.11%	61,937	473	3.03%
Federal agency equities	1,792	4	0.89%	1,947	3	0.61%
CBB equity	116	—	—	116	—	—

Total earning assets	393,735	4,794	4.83%	396,467	4,836	4.84%

Allowance for loan losses	(5,766)			(4,718)
Non-earning assets	44,363			38,336

Total assets	$432,332			$430,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$85,186	$56	0.26%	$65,466	$86	0.52%
Savings	147,880	108	0.29%	172,748	266	0.61%
Time deposits	93,766	373	1.58%	86,888	437	2.00%

Total interest bearing deposits	326,832	537	0.65%	325,102	789	0.96%

Other borrowed funds
Repurchase agreements	—	—	—	9,063	21	0.92%
Other borrowings	6,207	50	3.20%	10,000	75	2.98%
Capital Notes	9,848	149	6.00%	7,000	105	6.00%

Total interest-bearing liabilities	342,887	736	0.85%	351,165	990	1.12%

Non-interest bearing deposits	61,703			51,796
Other liabilities	86			212

Total liabilities	404,676			403,173

Stockholders’ equity	27,656			26,912

Total liabilities and Stockholders’ equity	$432,332			$430,085

Net interest income		$4,058			$3,846

Net interest margin			4.09%			3.85%

Interest spread			3.98%			3.72%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

Net Interest Margin Analysis

Average Balance Sheets

For the Nine Months Ended September 30, 2012 and 2011

	2012			2011
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$322,160	$12,706	5.27%	$324,667	$13,205	5.44%
Loans held for sale	1,109	28	3.38%	228	7	4.10%
Federal funds sold	8,908	18	0.27%	9,785	18	0.25%
Securities (3)	59,409	1,388	3.12%	58,281	1,415	3.25%
Federal agency equities	1,827	33	2.41%	2,006	29	1.93%
CBB equity	116	—	—	116	—	—

Total earning assets	393,529	14,173	4.82%	395,083	14,674	4.97%

Allowance for loan losses	(5,805)			(5,156)
Non-earning assets	41,932			37,631

Total assets	$429,656			$427,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$79,113	$181	0.31%	$63,757	$287	0.60%
Savings	153,485	397	0.35%	178,748	1,142	0.85%
Time deposits	92,293	1,186	1.72%	83,682	1,294	2.07%

Total interest bearing deposits	324,891	1,764	0.73%	326,187	2,723	1.12%

Other borrowed funds
Fed funds purchased	—	—	—	13	—	—
Repurchase agreements	2,188	15	0.92%	8,149	55	0.90%
Other borrowings	8,726	199	3.05%	10,000	222	2.97%
Capital Notes	8,002	387	6.00%	7,000	315	6.00%

Total interest-bearing liabilities	343,807	2,365	0.92%	351,349	3,315	1.26%

Non-interest bearing deposits	58,051			49,390
Other liabilities	575			260

Total liabilities	402,433			400,999

Stockholders’ equity	27,223			26,559

Total liabilities and Stockholders’ equity	$429,656			$427,558

Net interest income		$11,808			$11,359

Net interest margin			4.01%			3.84%

Interest spread			3.90%			3.71%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

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

There have been no significant changes during the quarter ended September 30, 2012, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2012

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2012

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 9, 2012

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income (unaudited) for the Three and nine Months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the Three and nine Months ended September 30, 2012 and 2011 (iv) Consolidated Statements of Cash Flows (unaudited) for the Nine Months ended September 30, 2012 and 2011 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months ended September 30, 2012 and the Nine Months Ended September 30, 2011; (vi) Notes to Unaudited Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: November 9, 2012	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President
(Principal Executive Officer)

Date: November 9, 2012	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2012

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2012

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 9, 2012

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income (unaudited) for the Three and nine Months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the Three and nine Months ended September 30, 2012 and 2011 (iv) Consolidated Statements of Cash Flows (unaudited) for the Nine Months ended September 30, 2012 and 2011 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months ended September 30, 2012 and the Nine Months Ended September 30, 2011; (vi) Notes to Unaudited Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.