Form 10-K
period 2012-12-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2013-03-19
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate value of the voting common equity held by nonaffiliates as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $15,826,088 based on the price at which the common stock last sold on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $2.14 par value as of March 19, 2013 was approximately 3,352,725.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2013 Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 21, 2013, are incorporated by reference into Part III of this Form 10-K

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

Financial conducts two principal activities: (1) general retail and commercial banking through Bank of the James; (2) mortgage brokerage services through Bank of the James, a division of the Bank.

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

Products and Services

Retail and Commercial Banking

The Bank currently conducts business from nine full-service offices and one limited service office. Four of the full-service offices are located in Lynchburg, Virginia, one full-service location is located in Madison Heights, Virginia, one is located in the Town of Amherst, Virginia, one is located in Forest, Virginia, one is located in the City of Bedford, Virginia and one is located in the Town of Altavista, Virginia. The limited services branch is located in the Westminster-Canterbury facilities in Lynchburg. The Bank established a mortgage loan origination division that conducts business under the name “Bank of the James Mortgage, a Division of Bank of the James.” The mortgage division conducts business primarily from the division’s main office located in the Forest branch of the Bank and a seasonal office located in Moneta, Virginia. For a more detailed description of these facilities, see “Item 2. Properties” below.

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

Employees

As of March 15, 2013, we had approximately 120 full-time equivalent employees. None of our employees are represented by any collective bargaining agreements, and relations with employees are considered excellent. We maintain employee benefit programs that include health insurance, a flexible spending account, a health savings account, and a 401(k) plan.

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

Total population in the market area equals approximately 252,000. According to the U.S. Census, in 2010 the populations of the localities in the Region 2000 market area were approximately as follows: City of Lynchburg - 76,000; Amherst County - 32,000; Appomattox County - 15,000; Bedford County (including the City of Bedford) - 74,000; Campbell County (including the Town of Altavista) - 55,000. The area is serviced by one daily newspaper and a number of radio and television stations providing diverse media outlets. Median family income in Region 2000 has risen over the past ten years.

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

Mortgage Banking

The Mortgage Division competes with large national and regional banks, credit unions, smaller regional mortgage lenders and small local mortgage brokers. Over the past five years, the industry has seen a consolidation in the number of competitors in the marketplace. However, the competition with regard to price has increased as the remaining participants struggle to achieve volume and profitability. The downturn in the housing markets related to declines in real estate values, increased payment defaults and foreclosures have had a dramatic effect on the secondary market. The guidelines surrounding agency business (i.e., loans sold to Fannie Mae and Freddie Mac) have become much more restrictive and the associated mortgage insurance for loans above 80 percent loan-to-value has continued to tighten. The jumbo markets have slowed considerably and pricing has increased dramatically for larger loans. These changes in the conventional market have caused a dramatic increase in government lending and state bond programs. The Mortgage Division competes by attracting the top sales people in the industry, providing an operational infrastructure that manages the guideline changes efficiently and effectively, offering a product menu that is both competitive in loan parameters as well as price, and providing consistently high quality customer service.

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

Economic Emergency Stabilization Act of 2008 In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Through its authority under the EESA, the Treasury announced in October 2008 the Troubled Asset Relief Program - Capital Purchase Program (the “CPP”) a program designed to bolster healthy institutions, like Financial, by making $250 billion of capital available to U.S. financial institutions in the form of preferred stock. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. Although Financial received preliminary approval from the United States Treasury to participate in the TARP Capital Purchase Program, Financial decided not to participate in the program.

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

FDIC Insurance Premiums. The Bank has deposits that are insured by the Federal Deposit Insurance Corporation (FDIC). FDIC maintains a Deposit Insurance Fund (“DIF”) that is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations. FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the DIF declines in relation to the total amount of insured deposits. In 2012, the Bank expensed $579,000 in FDIC assessments which was a material decrease from $661,000 in 2011. It is anticipated that assessments may increase in the future to offset demands on the DIF from banks that fail in the troubled economy. Such increases could adversely affect the Bank’s profitability.

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

Capital Requirements. Banks and bank holding companies are subject to various capital requirements administered by state and federal banking agencies. Capital adequacy guidelines involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

Under the risk-based capital requirements of these federal bank regulatory agencies, the Bank is required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4.0 percent. At least half of the total capital must be Tier 1 capital, which includes common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments. The remainder may consist of Tier 2 capital, such as a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), other qualifying preferred stock and a limited amount of the general loan loss allowance. The total risk-based capital ratio of the Bank as of December 31, 2012 and December 31, 2011 was 12.40% and 11.79%, respectively, exceeding the minimums required.

The regulatory agencies’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the internal Basel Committee on Bank Supervision (“Basel Committee”), a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines, which each country’s supervisors can use to determine the supervisory policies they apply to their home jurisdiction. In 2004, the Basel Committee proposed a new capital accord (“Basel II”) to replace Basel I that provided approaches for setting capital standards for credit risk and capital requirements for operational risk and refining the existing capital requirements for market risk exposures. U.S. banking regulators published a final rule for Basel II implementation requiring banks with over $250 billion in consolidated total assets or on-balance sheet foreign exposure of $10 billion (“core banks”) to adopt the advanced approaches of Basel II while allowing other banks to elect to “opt in.” The regulatory agencies later issued a proposed rule for larger banks that would give banking organizations that do not use the advanced approaches the option to implement a new risk-based capital framework that would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk and related disclosure requirements. A definitive rule was not issued.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified as “Basel III.” If and when implemented by the U.S. banking agencies and fully phased-in, it would require bank holding companies and their bank subsidiaries to maintain substantially more capital than currently required, with a greater emphasis on common equity.

The Basel III capital framework, among other things introduces as a new capital measure, Common Equity Tier 1 (“CET1”), more commonly known in the United States as “Tier 1 Common,” and defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the adjustments as compared to existing regulations;

If fully phased in as currently proposed Basel III requires banks to maintain:

•

a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%); (ii) an additional “SIFI buffer” for those large institutions deemed to be systemically important, ranging from 1.0% to 2.5%, and up to 3.5% under certain conditions; (iii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iv) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (v) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

•

an additional “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented.

The federal bank regulatory agencies issued joint proposed rules in June 2012 that would revise the risk-based capital requirement and the method for calculating risk-weighted assets to make them consistent with Basel III and provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions and top-tier bank holding companies with assets of $500 million or more. Among other things, the proposed rules establish a new minimum common equity Tier 1 ratio (4.5% of risk-weighted assets) and a higher minimum Tier 1 risk-based capital requirement (6.0% of risk-weighted assets) and assigns higher risk weighting to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also require unrealized gains and losses on certain securities holdings to be included in calculating capital ratios; limit capital distributions and certain discretionary bonus payments by financial institutions defined as systemically important, though not so deemed by the Basel Committee, unless an additional capital conservation buffer of 0% to 1.0% of risk-weighted assets is maintained. The proposed rules, including alternative requirements for smaller community financial institutions like the Company, would, when finalized, be phased in through 2019. The implementation of the Basel III framework was to commence January 1, 2013; however, due to the number of comment letters received by the federal banking agencies in response to the notice of proposed rulemaking, the initial implementation has been postponed indefinitely. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Bank’s (and, if applicable, Financial’s) net income and return on equity.

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

Safety and Soundness. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” all such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2012, the Bank was considered “well capitalized.”

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

Item 1A.	Risk Factors - Not applicable.

Item 1B.	Unresolved Staff Comments - Not applicable.

Item 2.	Properties

Current Locations and Property

As of December 31, 2012, the Bank conducted its banking business from ten locations, its mortgage origination services business primarily from two locations, and its investment and insurance services business primarily from one location.

Depending on such factors as cost, availability, and location, we may either lease or purchase our facilities. The existing facilities that we have purchased typically have been former branches of other financial institutions. We own 6 of our locations and lease 5 of our locations. The following table describes the location and general character of our facilities:

Address	Type of Facility	Year Opened	Owned/Leased
5204 Fort Avenue Lynchburg, Virginia	Full service branch with drive thru and ATM	2000	Owned

4698 South Amherst Highway Madison Heights, Virginia	Full service branch with drive thru and ATM	2002	Owned

17000 Forest Road Forest, Virginia	Full service branch with drive thru and ATM Headquarters for Mortgage Division	2005	Owned

164 South Main Street Amherst, Virginia	Full service branch with drive thru and ATM	2007	Owned

1405 Ole Dominion Blvd. Bedford, Virginia	Full service branch with drive thru and ATM	2008	Owned

1110 Main Street Altavista, Virginia	Full service branch with drive thru and ATM	2009	Owned

828 Main Street Lynchburg, Virginia	Corporate Headquarters; Full service branch with ATM	2004	Leased (1)

615 Church Street Lynchburg, Virginia	Full service branch with drive thru and ATM Headquarters for Investment and Insurance Divisions	1999	Leased (2)

4935 Boonsboro Road, Suites C and D Lynchburg, Virginia	Full service branch with drive thru and ATM	2006	Leased (3)

1152 Hendricks Store Rd. Moneta, Virginia	Mortgage banking office	2005	Leased (4)

501 VES Road Lynchburg, Virginia	Limited service branch	2010	Leased (5)

(1)	Base lease expires July 31, 2014. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease. The Bank leases this property from Jamesview Investment, LLC, which is wholly-owned by William C. Bryant III, a member of the Board of Directors of both Financial and the Bank.
(2)	Base lease expires July 31, 2019. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.
(3)	The current term expires on December 31, 2015. The Bank has one renewal option to extend the lease for an additional five year period that we may exercise at our discretion subject to the terms and conditions outlined in the lease.”
(4)	Base lease expires September 30, 2013. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.
(5)	Base lease expires May 31, 2015.

We believe that each of these operating facilities is maintained in good operating condition and is suitable for our operational needs.

In addition, the Bank may evaluate the feasibility of entering into sale/leaseback agreements for certain branches.

Interest in Additional Properties

As discussed in “Management’s Discussion and Analysis - Expansion Plans” in addition to the facilities set forth above, the Bank owns the following properties which are being held for possible expansion:

•

real property located in the Timberlake Road area of Campbell County (Lynchburg), Virginia. The Timberlake property is not suitable for its intended use as a branch bank. Management anticipates that it will be necessary to raze the current structures and replace it with appropriate new construction.

•

real property located at 5 Village Highway (near the intersection of Routes 501 and 24) in Rustburg, Virginia. The structure on the property has been demolished and removed. The Bank does not anticipate opening a branch at this location prior until 2014.

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

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4.	Mine Safety Disclosure - Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Prices and Dividends

As of January 25, 2012, the Common Stock of Financial is traded on the NASDAQ Capital Market LLC (NASDAQ) under the symbol “BOTJ.” Prior to this time, the Common Stock of Financial was quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol “BOJF (“BOJF.OB” on some systems) and transactions generally involved a small number of shares. The following table sets forth the quarterly high and low bid prices for each quarter in fiscal 2012 and 2011 for Financial and was obtained from Bloomberg. Management believes this source to be accurate.

	Market Prices and Dividends
	Bid Price ($)
	High	Low	Dividends ($)
Fiscal 2012
Fourth Quarter	6.26	5.15	0.00
Third Quarter	5.75	5.15	0.00
Second Quarter	5.60	5.31	0.00
First Quarter	5.87	4.40	0.00

Fiscal 2011
Fourth Quarter	5.00	3.75	0.00
Third Quarter	5.50	3.75	0.00
Second Quarter	6.25	4.80	0.00
First Quarter	6.65	5.20	0.00

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 18, 2013 (the most recent date available), the Common Stock traded for $             per share. As of March 18, 2013, there were approximately 3,352,725 shares of Common Stock outstanding, which shares are held by approximately 1,860 active shareholders of record. Neither Financial nor the Bank prior to the formation of Financial has declared or paid a cash dividend on its Common Stock.

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

The Company is a legal entity separate and distinct from its subsidiaries. Its ability to distribute cash dividends will depend primarily on the ability of the Bank to pay dividends to it, and the Bank is subject to laws and regulations that limit the amount of dividends that it can pay. As a state member bank, the Bank is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. For a discussion of these restrictions, see “Supervision and Regulation of Financial - Limits on the Payment of Dividends.”

Cash dividends are not planned at this time. Financial intends to follow a policy of keeping retained earnings, if any, for the purpose of increasing net worth and reserves of the Bank during its initial years of operation in order to promote the Bank’s growth and ability to compete in its market area. As a result, Financial does not anticipate paying a cash dividend on its Common Stock in 2013.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information concerning Financial’s equity compensation plans at December 31, 2012. All figures have been adjusted to reflect the 10% stock dividend declared on May 18, 2010 and paid on July 23, 2010 as well as all prior stock dividends declared by Financial. All outstanding stock options have been issued under plans approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)
Equity compensation plans approved by shareholders - 1999 Stock Option Plan of Bank of the James Financial Group, Inc.	175,366	$9.66	0
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	175,366	$9.66

Recent Sales of Unregistered Equity Securities

None.

Item 6.	Selected Financial Data - Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist readers in understanding and evaluating our financial condition and results of operations. You should read this discussion in conjunction with our financial statements and accompanying notes included elsewhere in this report. Because Bank of the James Financial Group, Inc. (“Financial”) has no material operations and conducts no business other than the ownership of its operating subsidiary, Bank of the James (and its divisions and subsidiary), the discussion primarily concerns the business of the Bank. However, for ease of reading and because our financial statements are presented on a consolidated basis, references to “we,” “us,” or “our” refer to Financial, Bank of the James, and their divisions and subsidiaries as appropriate. The comparison of operating results for Financial between the years ended December 31, 2012 and 2011 should be read in the context of both the size and the relatively short operating history of the Bank.

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

The Bank is a Virginia banking corporation headquartered in Lynchburg, Virginia. The Bank was incorporated under the laws of the Commonwealth of Virginia as a state chartered bank in 1998 and began banking operations in July 1999. In 2001 we began offering mortgage services through the Bank’s Mortgage Division. We began providing securities brokerage services to the public in April 2006 through Financial’s BOTJ Investment Group, Inc. subsidiary. Following a restructuring, we now provide the securities brokerage services through Investment. Investment conducts its business primarily from one office located in the City of Lynchburg. We began offering insurance and annuity products in September 2008. Insurance currently operates out of the same location as Investment.

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

As discussed in more detail below,

•	For the year ended December 31, 2012, Financial had net income of $2,132,000, an increase of $1,532,000 from net income of $600,000, from the year ended December 31, 2011;

•	For the year ended December 31, 2012, the income per basic and diluted share was $0.64, as compared income of $0.18 per basic and diluted share for the year ended December 31, 2011;

•	Net interest income increased to $15,737,000 for the current year from $15,327,000 for the year ended December 31, 2011;

•	Noninterest income (exclusive of gains and losses on sales of securities) increased to $2,944,000 for the year ended December 31, 2012 from $2,498,000 for the year ended December 31, 2011;

•	Total assets as of December 31, 2012 were $441,381,000 compared to $427,436,000 at the end of 2011, an increase of $13,945,000 or 3.26%;

•

Loans (excluding loans held for sale), net of unearned income and loan loss provision, increased to $319,922,000 as of December 31, 2012 from $318,754,000 as of the end of December 31, 2011, an increase of 0.37%; and

•	The net interest margin increased 14 basis points to 4.03% for 2012, compared to 3.89% for 2011.

The following table sets forth selected financial ratios:

	For the Year Ended December 31,
	2012	2011	2010
Return on average equity	7.76%	2.25%	7.27%
Return on average assets	0.50%	0.14%	0.44%
Dividend payout %	0.00%	0.00%	0.00%
Average equity to total average assets	6.39%	6.24%	6.01%

Effect of Economic Trends

The year ended December 31, 2012 continued to reflect the turbulent economic conditions and continued weakness in the financial markets which have negatively impacted the liquidity and credit quality of financial institutions in the United States. Although the banking industry began to see some improvements regarding credit quality, concerns regarding credit losses from the weak economy continued to be a concern. Nationally, financial institutions have seen significant declines in the value of collateral for real estate loans and heightened credit losses. These declines have resulted in continued high levels of nonperforming assets, charge-offs and foreclosures.

Although management cannot be certain, it expects difficult economic conditions to persist in 2013. Financial institutions likely will continue to experience some credit losses and levels of nonperforming assets, charge-offs and foreclosures that are higher than historical averages. In light of these conditions, financial institutions also face heightened levels of scrutiny from federal and state regulators. Financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

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

The downward trend in short term interest rates beginning in the last quarter of 2007 was due to the actions of the Federal Open Market Committee (“FOMC”) resulting from a deteriorating economy. The federal funds target rate set by the Federal Reserve has remained at 0.00% to 0.25% since December 2008, following a decline from 4.25% in December 2007 through a series of rate reductions. As liquidity increased as a result of open market operations and other government actions, longer-term interest rates decreased and the yield curve remains positively sloped. Although it cannot be certain, as discussed below under “Results of Operations - Net Interest Income” management believes that short term interest rates will remain stable for the foreseeable future. An increase in long-term interest rates likely would have an adverse impact on the Mortgage Division, primarily due to reduced refinancing opportunities.

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

The allowance for loan losses is management’s estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450, Contingencies, which requires that losses be accrued when they are probable of occurring and are reasonably estimable and (ii) ASC 310, Impairment of a Loan, which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Guidelines for determining allowances for loan losses are also provided in the SEC Staff Accounting Bulletin No. 102 - “Selected Loan Loss Allowance Methodology and Documentation Issues” and the Federal Financial Institutions Examination Council’s interagency guidance, “Interagency Policy Statement on the Allowance for Loan and Lease Losses” (the “FFIEC Policy Statement”).

Because Financial has a relatively short operating history, historical trends alone do not provide sufficient information to judge the adequacy of the allowance for loan losses. Therefore, management considers industry trends, peer comparisons, as well as individual classified impaired loans, in addition to historical experience to evaluate the allowance for loan losses. Our method for determining the allowance for loan losses is discussed more fully under “Asset Quality” below.

RESULTS OF OPERATIONS

December 31, 2012 compared to year ended December 31, 2011

Net Income

The net income for Financial for the year ended December 31, 2012 was $2,132,000 or $0.64 per basic and diluted share compared with net income of $600,000 or $0.18 per basic and diluted share for the year ended December 31, 2011. Note 13 of the Audited Financial Statements provides additional information with respect to the calculation of Financial’s earnings per share.

The increase of $1,532,000 in 2012 net income compared to 2011 was due in large part the following: i) a significant decrease in provisions for loan losses in 2012 as compared to 2011; ii) a slight increase in net interest income; and iii) a significant decrease in the loss on sale of other real estate owned. The increase was partially offset by a decrease in non-interest income and an increase in non-interest expense. As discussed in more detail below, we charged off $2,599,000 in nonperforming loans during the year ended December 31, 2012 as compared with $4,716,000 in 2011. The amount of the provision to the loan loss reserve was $2,289,000 in the year ended December 31, 2012 as compared to $4,807,000 in 2011.

These operating results represent a return on average shareholders’ equity of 7.76% for the year ended December 31, 2012 compared to 2.25% for the year ended December 31, 2011. The return on average assets for the year ended December 31, 2012 was 0.50% compared to 0.14% in 2011.

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

Interest income decreased to $18,753,000 for the year ended December 31, 2012 from $19,519,000 for the year ended December 31, 2011. This decrease was due to a decrease in the yields on average earning assets which primarily consist of loans and investment securities, as discussed below.

Interest expense decreased, as discussed more fully below.

Net interest income for 2012 increased slightly $410,000 to $15,737,000 or 2.68% from net interest income of $15,327,000 in 2011. The growth in net interest income was due in large part to a decrease in our interest expense of $1,176,000 from $4,192,000 for the year ended December 31, 2011 to $3,016,000 for the year ended December 31, 2012. This decrease in interest expense was primarily due to reductions in the interest rate paid on time deposits and savings accounts, specifically savings accounts. The average interest rate paid on time deposits decreased by 36 basis points during 2012 as compared to 2011.

The net interest margin increased to 4.03% in 2012 from 3.89% in 2011. The average rate on earning assets decreased 15 basis points from 4.95% in 2011 to 4.80% in 2012 and the average rate on interest-bearing liabilities decreased from 1.20% in 2011 to 0.88% in 2012. Although management cannot predict with certainty future interest rate decisions by the FOMC, statements from the Federal Reserve Board indicate that interest rates will remain low at least as long as the unemployment rate remains above 6-1/2 percent, inflation (between one and two years ahead) is projected to be no more than half a percentage point above the Committee’s 2 percent longer-run goal, and longer-term inflation expectations continue to be well anchored.

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

Net Interest Margin Analysis

Average Balance Sheets

For the Year Ended December 31, 2012 and 2011

(dollars in thousands)

	2012			2011
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS

Loans, including fees (1) (2)	$322,989	$16,956	5.25%	$324,456	$17,559	5.42%
Loans AFS	1,109	42	3.79%	409	13	3.18%
Federal funds sold	9,515	25	0.26%	9,310	23	0.25%
Securities (3)	57,353	1,783	3.11%	58,516	1,872	3.20%
Federal agency equities	1,773	60	3.38%	1,976	52	2.63%
CBB equity	116	—	0.00%	116	—	0.00%

Total earning assets	392,855	18,866	4.80%	394,374	19,519	4.95%

Allowance for loan losses	(5,791)			(5,169)
Non-earning assets	43,279			38,308

Total assets	$430,343			$427,513

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	$81,448	$235	0.29%	$63,666	$346	0.54%
Savings	150,850	473	0.31%	175,866	1,329	0.76%
Time deposits	92,370	1,539	1.67%	84,822	1,725	2.03%

Total interest bearing deposits	324,668	2,247	0.69%	324,354	3,400	1.05%

Other borrowed funds
Fed funds purchased	—	—	0.00%	10	—	0.00%
Repurchase agreements	1,638	15	0.92%	8,383	75	0.89%
Other borrowings	7,036	218	3.10%	10,000	297	2.97%
Capital notes	8,950	537	6.00%	7,000	420	6.00%

Total interest-bearing liabilities	342,292	3,017	0.88%	349,747	4,192	1.20%

Noninterest bearing deposits	60,134			50,784
Other liabilities	443			325

Total liabilities	402,869			400,856

Stockholders’ equity	27,474			26,657

Total liabilities and Stockholders’ equity	$430,343			$427,513

Net interest earnings		$15,849			$15,327

Net interest margin			4.03%			3.89%

Interest spread			3.92%			3.75%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with nonaccrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

Interest income and expenses are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest bearing liabilities, and by the interaction of rate and volume factors. The following table shows the direct causes of the year-to-year changes in components of net interest income on a taxable equivalent basis.

	Volume and Rate (dollars in thousands) Years Ending December 31,
	2012			2011
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense
Loans	$(20)	$(554)	$(574)	$(1,180)	$(958)	$(2,138)
Federal funds sold	1	1	2	—	(1)	(1)
Securities	(37)	(52)	(89)	91	(27)	64
Restricted stock	(4)	12	8	(13)	18	5

Total earning assets	(60)	(593)	(653)	(1,101)	(969)	(2,070)

Liabilities:
Demand interest bearing	169	(280)	(111)	(566)	358	(208)
Savings	(166)	(690)	(856)	(67)	(1,355)	(1,422)
Time deposits	187	(373)	(186)	13	(509)	(496)
Fed funds purchased	—	—	—	1	(3)	(2)
Capital notes	117	—	117	—	—	—
FHLB borrowings	(93)	14	(79)	(48)	21	(27)
Repurchase agreements	(63)	3	(60)	(9)	(32)	(41)

Total interest-bearing liabilities	$151	$(1,326)	$(1,175)	$(678)	$(1,518)	$(2,196)

Change in net interest income	$(211)	$733	$522	$(424)	$550	$126

Noninterest Income of Financial

Noninterest income has been and will continue to be an important factor for increasing our profitability. We recognize this and our management continues to review and consider areas where noninterest income can be increased. Noninterest income (excluding securities gains and losses) consists of mortgage loan origination fees, service fees, distributions from a title insurance agency in which we have an ownership interest, and fees generated by the investment services of Investment. Service fees consist primarily of monthly service and minimum account balance fees and charges on transactional deposit accounts, overdraft charges, and ATM service fees.

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

The Mortgage Division originated 335 mortgage loans, totaling $59,286,000 in 2012 as compared with 290 mortgage loans, totaling $49,481,000 during the year ended December 31, 2011. In 2012, the Mortgage Division faced an improving real estate market and loans for new home purchase comprised 37% of the total volume. Refinancing increased significantly in response to continued historical low interest rates. For the year ended December 31, 2012, the Mortgage Division accounted for 5.62% of Financial’s total revenue as compared with 4.49% of Financial’s total revenue for the year ended December 31, 2011. Mortgage contributed $270,000 and $159,000 to Financial’s pre-tax net income in 2012 and 2011, respectively. Although management anticipates that residential mortgage rates will remain low by historical standards throughout 2013, management also anticipates that if rates trend higher, the loan mix will shift towards new home purchases and away from refinancing. The Mortgage Division continues to improve its market share in Region 2000. Management expects that low rates coupled with the Mortgage Division’s reputation in Region 2000 will allow us to continue to grow revenue at the Mortgage Division.

Service charges and fees and commissions increased to $1,230,000 for the year ended December 31, 2012 from $1,149,000 for the year ended December 31, 2011. This increase was due in large part to an increase in debit card fees, which increased $86,000 from $505,000 for the year ended December 31, 2011 to $591,000 for the year ended December 31, 2012. The increase was offset in part by a decrease in commissions earned on the sale of securities to $51,000 for the year ended December 31, 2012 from $69,000 for the year ended December 31, 2011.

Our Investment division provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. The Investment division’s financial impact on our consolidated revenue has been immaterial. Although management cannot predict the financial impact of Investment with certainty, management anticipates it will continue to be an immaterial component of revenue in 2013.

In the third quarter of 2008, we began providing insurance and annuity products to Bank customers and others, through the Bank’s Insurance subsidiary. The Bank has one full-time and one part-time employee that are dedicated to selling insurance products through Insurance. Insurance generates minimal revenue and its financial impact on our consolidated revenue has been immaterial. Management anticipates that Insurance’s impact on noninterest income will remain immaterial in 2013.

Noninterest income, exclusive of gains and losses on sale of securities, increased to $2,944,000 in 2012 from $2,498,000 in 2011. Inclusive of gains and losses on sale of securities, noninterest income decreased slightly to $3,618,000 in 2012 from $3,680,000 in 2011. The following table summarizes our noninterest income for the periods indicated.

	Noninterest Income (dollars in thousands) December 31,
	2012	2011
Mortgage fee income	$1,257	$1,042
Service charges, fees and commissions	1,230	1,149
Increase in cash value of life insurance	323	249
Other	134	58
Gain on sale of available-for-sale securities	674	1,182

Total noninterest income	$3,618	$3,680

The decrease in noninterest income for 2012 as compared to 2011 was due to a decrease in gains on sales of available-for-sale securities. These gains were largely offset by increases in the other categories of non-interest income, particularly mortgage fee income. Mortgage fee income increased due to the factors discussed previously.

Noninterest Expense of Financial

Noninterest expenses increased from $13,693,000 for the year ended December 31, 2011 to $14,391,000 for the year ended December 31, 2012. The following table summarizes our noninterest expense for the periods indicated.

	Noninterest Expense
	(dollars in thousands)
	December 31,
	2012	2011
Salaries and employee benefits	$6,529	$5,668
Occupancy	1,150	1,091
Equipment	991	1,038
Supplies	386	365
Professional, data processing and other outside expenses	2,033	2,139
Marketing	382	333
Credit expense	225	257
Loss on sale and/or writedown of other real estate owned	930	1,021
Amortization of tax credit investment	247	247
FDIC insurance expense	579	661
Other	939	873

Total noninterest expense	$14,391	$13,693

The increase in noninterest expense was due in large part to an increase in salaries. The increase in these costs was partially offset by a decrease in professional, data processing, and other outside expenses and the loss on the sale or writedown of OREO. Our total personnel expense, net of fees collected from borrowers to cover direct salary costs incurred in originating certain loans (in accordance with current accounting rules), increased to $6,529,000 for the year ended December 31, 2012, from $5,668,000 for the twelve months ended December 31, 2011. Compensation for some employees of the Mortgage Division and Investment is commission-based and therefore subject to fluctuation. Because of increased volume of business at Mortgage, commission compensation and the corresponding employee benefits increased significantly, in 2012. Because of an increase in the number of customers and accounts and additional services offered, our data processing expense increased from $926,000 in 2011 to $1,110,000 in 2012. The Bank’s occupancy expense also increased in large part due to increases in rent and increases in operating supplies and maintenance.

The efficiency ratio, that is the cost of producing each dollar of revenue, is determined by dividing noninterest expense by the sum of net interest income plus noninterest income. Financial’s efficiency ratio increased from 70.74% in 2011 to 74.35% in 2012, in large part due to the increases in the above expenses. Management intends that additional interest earning assets will help further lower the efficiency ratio.

Income Tax Expense

For the year ended December 31, 2012, Financial had a federal income tax expense of $543,000, as compared to a federal income tax benefit of $93,000 in 2011. Although we had net income, our tax expense was decreased in both 2012 and 2011 from federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance, certain tax free municipal securities, and tax credits. Note 12 of the Audited Financial Statements provides additional information with respect to our 2012 federal income tax expense and the deferred tax accounts.

ANALYSIS OF FINANCIAL CONDITION

As of December 31, 2012 and December 31, 2011

General

Our total assets were $441,381,000 at December 31, 2012, an increase of $13,945,000 or 3.26% from $427,436,000 at December 31, 2011, primarily due to an increase in cash and cash equivalents, securities available-for-sale (which was offset in part by a decrease in securities held-to-maturity), and the cash value of bank-owned life insurance. As explained in more detail below, deposits increased from $374,234,000 on December 31, 2011 to $399,015,000 on December 31, 2012. Loans, net of unearned income and allowance, increased slightly to $319,922,000 on December 31, 2012 from $318,754,000 on December 31, 2011.

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

Loans, net of unearned income and allowance, increased slightly to $319,922,000 on December 31, 2012 from $318,754,000 on December 31, 2011. Total loans, including loans held for sale increased to $326,361,000 on December 31, 2012 from $324,800,000 on December 31, 2011. The increase in was relatively slight because of increased competition and limited applications from qualified borrowers. Management expects that the number of qualified borrowers will remain limited until the economy further improves.

As of December 31, 2012, the Bank had $6,346,000, or 1.96% of its total loans, in non-accrual status compared with $10,375,000, or 3.21% of its total loans, at December 31, 2011. This decrease is due primarily to efforts to reduce non-performing assets through enhanced collection efforts and the liquidation of underlying collateral. The Bank attempts to work with borrowers on a case-by-case basis to attempt to protect the Bank’s interests. However, despite our commitment, continued reduction of non-accrual loans can be dependent on improvements in employment, housing, and overall economic conditions at the local, regional and national levels. See “Asset Quality” below.

The following table summarizes the composition of the Bank’s loan portfolio for the periods indicated by dollar amount:

	Loan Portfolio (dollars in thousands) December 31,
	2012	2011	2010	2009	2008

Commercial	$55,084	$59,623	$62,786	$60,045	$51,675
Commercial real estate	153,416	150,622	143,428	141,530	121,800
Consumer	70,639	72,488	68,289	67,744	58,300
Residential	46,318	41,633	51,679	53,421	45,974

Total loans	325,457	324,366	326,182	322,740	277,749

Less allowance for loan losses	5,535	5,612	5,467	4,288	2,859

Net loans	$319,922	$318,754	$320,715	$318,452	$274,890

The following table sets forth the maturities of the loan portfolio at December 31, 2012.

	Remaining Maturities of Selected Loans (dollars in thousands) At December 31, 2012
	Less than One Year	One to Five Years	Greater than Five Years	Total

Commercial	$24,445	$12,841	$17,798	$55,084
Commercial real estate	19,883	15,871	117,662	153,416
Consumer	2,421	21,471	46,747	70,639
Residential	7,176	4,834	34,308	46,318

Total	$53,925	$55,017	$216,515	$325,457

For maturities over one year:
Fixed Rates	$80,845	29.78%
Variable Rates	190,687	70.22%

Total	$271,532

Deposits

We experienced an increase in deposits from $374,234,000 at December 31, 2011 to $399,015,000 at December 31, 2012, for an increase of 6.62%. Noninterest-bearing deposits increased $11,348,000 or 20.42% from $55,569,000 at December 31, 2011 to $66,917,000 at December 31, 2012. The increase in non-interest bearing deposits was due almost entirely to amounts deposited in professional settlement accounts for end of the year real estate and business closings. This caused an equivalent increase in total deposits. Interest-bearing deposits increased $13,433,000 from $318,665,000 at December 31, 2011 to $332,098,000 at December 31, 2012. This 4.22% increase in interest bearing deposits was due primarily to a desire by customers to keep assets liquid in the event of an increase in rates and the Bank’s decision to offer interest on business demand accounts in lieu of non-FDIC insured sweep accounts. As a result, the funds held in the sweep accounts ($8,379,000 as of December 31, 2011) were reclassified as interest bearing deposits.

The following table sets forth the average deposit balance and the rates paid on deposits for the years indicated:

	Average Deposits and Rates Paid (dollars in thousands) Year Ended December 31,
	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$60,134	—	$50,784	—	$45,293	—

Interest-bearing deposits
Interest checking	$38,447	0.28%	$23,766	0.44%	$21,324	0.75%
Money market	43,001	0.30%	39,900	0.61%	33,193	1.20%
Savings	150,850	0.31%	175,866	0.76%	179,998	1.52%
Time deposits
Less than $100,000	55,873	1.65%	51,926	2.00%	51,930	2.61%
Greater than $100,000	36,497	1.70%	32,896	2.08%	32,389	2.67%

Total interest-bearing deposits	$324,668	0.69%	$324,354	1.05%	$318,834	1.73%

Total deposits	$384,802		$375,138		$364,127

The following table includes a summary of average deposits and average rates paid and maturities of CDs greater than $100,000.

	Maturities of CD’s Greater than $ 100,000
	(dollars in thousands)
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total
At December 31, 2012	$4,801	$4,888	$7,063	$19,806	$36,558

Cash and Cash Equivalents

Cash and cash equivalents increased from $23,340,000 on December 31, 2011 to $40,998,000 on December 31, 2012. Federal funds sold increased from $5,662,000 on December 31, 2011 to $24,171,000 on December 31, 2012. These increases were due primarily to routine fluctuations in deposits and the fluctuations in transactional accounts and professional settlement accounts as discussed above.

Investment Securities

The investment securities portfolio of the Bank is used as a source of income and liquidity.

The following table summarizes the fair value of the Bank’s securities portfolio for the periods indicated:

	Securities Portfolio (dollars in thousands) December 31,
	2012	2011	2010
Held-to-maturity
U.S. agency obligations	$3,417	$8,533	$14,601

Available-for-sale
U.S. agency obligations	23,069	25,485	14,341
Mortgage - backed securities	1,812	3,939	17,762
Municipals	22,804	18,914	5,465
Corporates	2,609	—	1,018

Total available-for-sale	$50,294	$48,338	$38,586

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

Securities held-to-maturity decreased from $8,133,000 as of December 31, 2011 to $3,075,000 as of December 31, 2012. This decrease resulted in large part by certain issuers exercising their contractual right to redeem (call) certain of the securities. The decision to invest in securities held-to-maturity is based on the same factors as the decision to invest in securities available-for-sale except that management invests surplus funds in securities held-to-maturity only after concluding that such funds will not be necessary for liquidity purposes during the term of such security. However, the held-to-maturity securities may be pledged for such purposes as short term borrowings and as collateral for public deposits.

The portfolio of securities available-for-sale increased to $50,294,000 as of December 31, 2012 from $48,338,000 as of December 31, 2011. During 2012, the Bank purchased available-for-sale securities in the amount of $44,343,000 in order to maintain the ability to fund loans if demand and quality of credits increased.

The following table shows the maturities of held-to-maturity and available-for-sale securities at amortized cost and market value at December 31, 2012 and December 31, 2011 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are not shown on a tax equivalent basis. Financial attempts to maintain diversity in its portfolio and maintain credit quality and repricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on Financial’s securities, see Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution /Yield Analysis
	(dollars in thousands)
	At December 31, 2012
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Held-to-maturity
U.S. agency
Amortized cost	$—	$—	$2,062	$1,013	$3,075
Market value	$—	$—	$2,369	$1,048	$3,417
Weighted average yield			4.00%	4.05%

Available-for-sale securities
U.S. agency
Amortized cost	$—	$—	$5,985	$16,995	$22,980
Market value	$—	$—	$5,997	$17,072	$23,069
Weighted average yield			1.95%	2.85%
Mortgage Backed Securities
Amortized cost	$—	$—	$—	$1,805	$1,805
Market value	$—	$—	$—	$1,812	$1,812
Weighted average yield				1.53%
Municipals
Amortized cost	$—	$479	$4,030	$17,590	$22,099
Market value	$—	$480	$4,158	$18,166	$22,804
Weighted average yield		5.60%	2.29%	3.23%
Corporates
Amortized cost	$—	$500	$2,048	$—	$2,548
Market value	$—	$500	$2,109	$—	$2,609
Weighted average yield		1.50%	2.97%

Total portfolio
Amortized cost	$—	$979	$14,125	$37,403	$52,507
Market value	$—	$980	$14,633	$38,098	$53,711
Weighted average yield		3.51%	2.50%	3.00%

	Securities Portfolio Maturity Distribution / Yield Analysis
	(dollars in thousands)
	At December 31, 2011
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Held-to-maturity
U.S. agency
Amortized cost	$—	$—	$2,072	$6,061	$8,133
Market value	$—	$—	$2,362	$6,171	$8,533
Weighted average yield			4.00%	3.63%

Available-for-sale securities
U.S. agency
Amortized cost	$—	$—	$6,146	$19,270	$25,416
Market value	$—	$—	$6,157	$19,328	$25,485
Weighted average yield			2.63%	2.85%
Mortgage Backed Securities
Amortized cost	$—	$—	$—	$3,938	$3,938
Market value	$—	$—	$—	$3,939	$3,939
Weighted average yield				2.18%
Municipals
Amortized cost	$—	$—	$1,138	$17,924	$19,062
Market value	$—	$—	$1,204	$17,710	$18,914
Weighted average yield			4.39%	3.52%

Total portfolio
Amortized cost	$—	$—	$9,356	$47,193	$56,549
Market value	$—	$—	$9,723	$47,148	$56,871
Weighted average yield			3.15%	3.15%

Cash surrender value of bank owned life insurance

On July 1, 2009, the Company funded bank owned life insurance (BOLI) for a chosen group of its officers, where the Company is the owner and sole beneficiary of the policies. As of December 31, 2012, the BOLI had a cash surrender value of $8,931,000, an increase of $322,000 from the cash surrender value of $8,609,000 as of December 31, 2011. The increase resulted from an increase in the cash surrender value relating to the aggregate earnings on all of the BOLI policies. The value of BOLI increases from the cash surrender values of the pool of insurance. The increase in cash surrender value is recorded as a component of noninterest income; however, the Company does not pay tax on increase in cash value. This profitability is used to offset a portion of current and future employee benefit costs. BOLI can be liquidated if necessary with associated tax costs. However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position. Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

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

At December 31, 2012, liquid assets, which include cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, and securities available-for-sale totaled $91,292,000 on December 31, 2012 as compared to $71,678,000 at December 31, 2011. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $7,680,000 of these securities are pledged against outstanding debt, public deposits, or lines of credit. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

The following table sets forth non-deposit sources of funding:

Funding Sources (dollars in thousands)
	December 31, 2012
Source	Capacity	Outstanding	Available
Fed funds purchased lines (unsecured)	$18,000	$—	$18,000
Reverse repurchase agreements	3,000	—	3,000
Borrowings from FHLB Atlanta	85,240	2,000	83,240

Total	$106,240	$2,000	$104,240

At the end of 2012, approximately 75.17%, or $244,612 of the loan portfolio would mature or could reprice within a one-year period. At December 31, 2012, non-deposit sources of available funds totaled $104,240,000, which included $83,240,000 available from the FHLBA.

Capital Resources

Capital adequacy is an important measure of financial stability and performance. Management’s objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profiles of financial institutions. The guidelines define capital as Tier 1 (primarily common stockholders’ equity, defined to include certain debt obligations) and Tier 2 (remaining capital generally consisting of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general valuation allowance for loan losses). The Bank’s regulatory capital levels exceed those established for well-capitalized institutions. The following table (along with Note 17 of the Audited Financial Statements) shows the minimum capital requirements and the Bank’s capital position as of December 31, 2012 and 2011.

Analysis of Capital for Bank of the James (Bank only) (dollars in thousands)
	December 31,
	2012	2011
Tier 1 Capital:
Common stock	$3,742	$3,742
Additional paid in capital	19,325	19,325
Retained earnings	13,006	10,394

Total Tier 1 Capital	$36,073	$33,461

Tier 2 Capital:
Allowable portion of allowance for loan losses	4,064	3,991

Total Tier 2 Capital	$4,064	$3,991

Total risk-based capital	$40,137	$37,452

Risk weighted assets	$323,655	$317,684

Average total assets	$428,851	$427,680

			Regulatory Minimums
	December 31,		Capital Adequacy	Well Capitalized
	2012	2011
Capital Ratios
Tier 1 capital to average total assets	8.41%	7.82%	4.00%	5.00%
Tier 1 risk-based capital ratio	11.15%	10.53%	4.00%	6.00%
Total risk-based capital ratio	12.40%	11.79%	8.00%	10.00%

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

In 2009, Financial completed a private placement of unregistered debt securities pursuant to which it issued notes to accredited investors in an amount of $7,000,000 (the “2009 Notes”). The debt issued pursuant to this offering bore interest at the rate of 6% per year with interest payable quarterly in arrears. The first interest payment was due and paid on July 1, 2009. Financial used $6,000,000 of the proceeds to provide additional capital to the Bank. Financial retained $1,000,000 which it has used in part to service interest payments on the debt. The 2009 Notes were paid in full upon maturing on April 1, 2012 with proceeds from the private placement described in the following paragraph.

During the third quarter, Financial closed a private placement of unregistered debt securities (the “2012 Offering”) pursuant to which Financial issued $10,000,000 in principal of notes (the “2012 Notes”). The 2012 Notes have not been and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The 2012 Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. The 2012 Notes mature on April 1, 2017, but are subject to prepayment in whole or in part on or after April 1, 2013 at Financial’s sole discretion on 30 days written notice to the holders. Financial used $7,000,000 of the proceeds from the 2012 Offering to pay on maturity the principal due on 2009 Notes.

The proceeds from the 2012 Offering, existing capital, and funds generated from operations provide Financial with sufficient liquidity and capital with which to operate.

The capital ratios set forth in above tables state the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $500,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis would no longer be comparable to the capital ratios of the Bank because the proceeds of these private placements do not qualify as equity capital on a consolidated basis.

In December 2010, the Basel Committee on Banking Supervision (the Basel Committee) released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Implementation is presently scheduled to be phased in between 2014 and 2019, although it is possible that implementation may be delayed.

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

Stockholder’s Equity

Stockholders’ equity increased by $2,808,000 from $26,805,000 on December 31, 2011 to $29,613,000 on December 31, 2012 because of the net income of $2,132,000, plus the adjustment for other comprehensive income, in the year ended December 31, 2012.

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

During 2012, our asset quality improved. Specifically, we have been successful in resolving a significant portion of our problem assets. These problem assets resulted from the economic downturn, which severely impacted commercial development loans and residential speculative housing construction loans due in part to a decline in the value of the collateral supporting those loans. Although asset quality improved in 2012, management intends to continue to be proactive in quantifying and mitigating the ongoing risk. Non-accrual loans decreased to $6,346,000 on December 31, 2012 from $10,375,000 on December 31, 2011. Management has provided for the anticipated losses on its non-accrual loans in the allowance for loan loss.

We also classify other real estate owned (OREO) as a nonperforming asset. OREO is the value of real property acquired by the Bank either at a foreclosure sale of collateral on which the Bank has a lien or by deed in lieu of foreclosure. OREO decreased 35.08% to $2,112,000 on December 31, 2012 from $3,253,000 on December 31, 2011. The following table represents the changes in OREO balance in 2012 and 2011.

OREO Changes

(Dollars in Thousands)

	Year Ended December 31,
	2012	2011
Balance at the beginning of the year (net)	$3,253	$3,440
Transfers from Loans	2,070	4,619
Transfer from premises and equipment	—	—
Capitalized Costs	5	20
Write-downs to OREO expense	(650)	(395)
Sales proceeds	(2,489)	(3,944)
Gain (loss) on disposition	(77)	(487)

Balance at the end of the year (net)	$2,112	$3,253

We also classify troubled debt restructurings (TDRs) as both performing and nonperforming assets. We measure impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. TDRs occur when we agree to significantly modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. These concessions typically are made for loss mitigation purposes and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Performing TDRs decreased to $572,000 on December 31, 2012 from $783,000 on December 31, 2011.

The following table sets forth the number of outstanding TDR contracts and the total amount of the Bank’s TDRs as of December 31, 2012 and 2011.

Troubled Debt Restructurings

(Dollars in Thousands)

	December 31,
	2012	2011
Number of performing TDR contracts	3	3
Number of nonperforming TDR contracts	—	2

Total number of TDR contracts	3	5

Amount of performing TDR contracts	$572	$783
Amount of nonperforming TDR contracts	—	1,935

Total amount of TDRs contracts	$572	$2,718

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

The Bank’s allowance for loan losses decreased 1.37% from $5,612,000 on December 31, 2011 to $5,535,000 on December 31, 2012. This decrease resulted primarily from the current economic conditions and recent historic charge-off trends and reflects a slight increase in the balances in the Bank’s loan portfolio. Impairment resulting from the individual impairment analysis (ASC 310) decreased and the overall reserve decreased slightly because of the application of the Bank’s loan rating system. The decrease in reserve was partially offset by a slight increase in general reserves (ASC 450). As of December 31, 2012 the allowance for loan losses was equal to 1.70% of the total loan portfolio as compared with 1.73% at December 31, 2011.

No nonaccrual loans were excluded from impaired loan disclosure under current accounting rules at December 31, 2012 and 2011. If interest on these loans had been accrued, such income would have approximated $862,000 and $1,259,000 for 2012 and 2011, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the nonperforming loan totals listed below.

The following table sets forth the detail of loans charged-off, recovered, and the changes in the allowance for loan losses as of the dates indicated:

	Allowance for Loan Losses
	(dollars in thousands)
	At December 31,
	2012	2011	2010	2009	2008
Balance, beginning of period	$5,612	$5,467	$4,288	$2,859	$2,146
Loans charged-off:
Commercial	739	702	845	733	379
Commercial real estate	1,061	2,738	300	917	31
Consumer	697	817	369	918	82
Residential	102	459	385	229	197

Total loans charged off	$2,599	$4,716	$1,899	$2,797	$689

Recoveries:
Commercial	$18	$16	$132	$35	$17
Commercial real estate	129	3	—	—	—
Consumer	77	31	119	—	—
Residential	9	4	44	40	30

Total recoveries	$233	$54	$295	$75	$47

Net charge-offs	$2,366	$4,662	$1,604	$2,722	$642
Provision for loan losses	2,289	4,807	2,783	4,151	1,355

Balance, end of period	$5,535	$5,612	$5,467	$4,288	$2,859

The following table shows the balance and percentage of the Bank’s allowance for loan losses allocated to each major category of loans:

	Allocation of Allowance for Loan Losses
	(dollars in thousands)
	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$987	16.93%	$892	18.36%	$473	19.25%	$777	18.60%	$536	19.03%
Commercial - real estate	2,849	47.14%	2,677	46.37%	2,897	43.97%	697	52.44%	1,864	49.27%
Consumer	1,057	21.70%	1,486	22.31%	1,207	20.94%	619	19.00%	305	16.04%
Residential	642	14.23%	557	12.96%	890	15.84%	2,195	9.96%	154	15.66%

	$5,535	100.00%	$5,612	100.00%	$5,467	100.00%	$4,288	100.00%	$2,859	100.00%

The following table provides information on the Bank’s nonperforming assets as of the dates indicated:

	Nonperforming Assets
	(dollars in thousands)
	At December 31,
	2012	2011	2010	2009	2008
Nonaccrual loans	$6,346	$10,376	$8,366	$5,687	$3,859
Foreclosed property (OREO)	2,112	3,253	3,440	666	81
Loans past due 90 days accruing interest	—	—	—	—	—

Total nonperforming assets	$8,458	$13,629	$11,806	$6,353	$3,940

Restructured loans - performing portion (TDR)	$572	$783	$4,987	$916	$—

Allowance for loan losses to period end loans	1.70%	1.73%	1.68%	1.33%	1.03%
Nonperforming assets to period end loans	2.60%	4.20%	3.62%	2.25%	1.39%
Net charge-offs (recoveries) to average loans	0.74%	1.44%	0.49%	0.90%	0.26%
Allowance for loan losses to non-performing loans	87.22%	54.09%	65.35%	75.40%	74.09%

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

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. As discussed above, the Bank ceased offering sweep accounts to its customers and therefore no longer has short term borrowings in the form repurchase agreements. Consequently, short-term borrowings totaled $0 and $8,379,000 as of December 31, 2012 and December 31, 2011, respectively. Short-term borrowings may also include federal funds purchased, which are unsecured overnight borrowings from other financial institutions. Unsecured federal funds lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $11,000,000, Suntrust Bank, $3,000,000, and Zions Bank, $4,000,000. In addition, the Bank maintains a $3,000,000 reverse repurchase agreement with Suntrust whereby securities may be pledged as collateral in exchange for funds for a minimum of 30 days with a maximum of 90 days. The Bank also maintains a secured federal funds line with Community Bankers’ Bank whereby it may pledge securities as collateral with no specified minimum or maximum amount or term. No amounts were outstanding on the facilities at either December 31, 2012 or December 31, 2011.

Long-term borrowing are obtained through the Federal Home Loan Bank of Atlanta (“FHLBA”). The Bank’s available credit through the FHLBA is $86,280,000 as of December 31, 2012, the most recent calculation.

The following information is provided for borrowings balances, rates and maturities:

(dollars in thousands)	As of December 31,
	2012	2011
Short Term:
Securities sold under agreements to repurchase
Maximum month-end outstanding balance	$8,498	$9,204
Average outstanding balance during the year	1,638	8,383
Average interest rate during the year	0.92%	0.89%
Average interest rate at end of year	—	0.91%

Long Term:
Federal Home Loan Bank advances
Maximum month-end outstanding balance	$10,000	$10,000
Average outstanding balance during the year	7,036	10,000
Average interest rate during the year	3.10%	2.97%
Average interest rate at end of year	3.79%	2.97%

Maturities of FHLBA advances:

Amount (dollars in thousands)	Type	Rate	Ultimate Maturity Date
$2,000	Fixed rate credit	3.785%	4/15/2015

The maximum balance on the FHLBA credit was approximately $10,000,000 for the years ended December 31, 2012 and December 31, 2011.

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

	Contract Amounts (dollars in thousands) at
	December 31,
	2012	2011
Commitments to extend credit	$60,545	$51,153
Standby letters of credit	1,653	2,574

Total	$62,198	$53,727

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

The Bank rents, under non-cancelable leases, three of its banking facilities and one mortgage production office. The Bank has liability in the form of minimum annual rental commitments under these leases as follows:

Year Ending	Amount (in thousands)
2013	$546
2014	417
2015	240
2016	196
2017	202
Thereafter	332

$1,933

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

Rustburg, Virginia. In March 2011, the Bank purchased certain real property near the intersection of Routes 501 and 24 in Rustburg, Virginia. The structure on the property is being demolished and removed. The Bank does not anticipate opening a branch at this location prior to the first quarter of 2014 or beyond.

The Bank estimates that the cost of improvements, furniture, fixtures, and equipment necessary to upfit the property will be between $900,000 and $1,500,000 per location.

Although the Bank cannot predict with certainty the financial impact of each new branch, management generally anticipates that each new branch will become profitable within 12 to 18 months of opening.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on us, see “Recent Accounting Pronouncements” in Note 22 to the consolidated financial statements included in Item 8 of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 8.	Financial Statements and Supplementary Data

The following financial statements are filed as a part of this report:

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Balance Sheets, December 31, 2012 and December 31, 2011

Statements of Income, Years Ended December 31, 2012 and December 31, 2011

Statements of Comprehensive Income, Years Ended December 31, 2012 and December 31, 2011

Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2012 and December 31, 2011

Statements of Cash Flows, Years Ended December 31, 2012 and December 31, 2011

Notes to Consolidated Financial Statements

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for the preparation and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning effects of events and transactions that are accounted for or disclosed.

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

In order to ensure that Financial’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2012. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2012.

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

The Board of Directors, acting through its Audit Committee, is responsible for the oversight of Financial’s accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent registered public accounting firm and approves decisions regarding the appointment or removal of Financial’s Internal Auditor. It meets periodically with management, the independent registered public accounting firm and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of Financial in addition to reviewing Financial’s financial reports. The independent registered public accounting firm and the internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matter which they believe should be brought to the attention of the Audit Committee.

/s/ Robert R. Chapman III Chief Executive Officer & President March 19, 2013	/s/ J. Todd Scruggs Secretary-Treasurer (Principal Financial Officer) March 19, 2013

See Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Bank of the James Financial Group, Inc.

Lynchburg, Virginia

We have audited the accompanying consolidated balance sheets of Bank of the James Financial Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of the James Financial Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia

March 19, 2013

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	12/31/2012	12/31/2011
Assets

Cash and due from banks	$16,827	$17,678
Federal funds sold	24,171	5,662

Total cash and cash equivalents	40,998	23,340

Securities held-to-maturity (fair value of $3,417 in 2012 and $8,533 in 2011)	3,075	8,133
Securities available-for-sale, at fair value	50,294	48,338
Restricted stock, at cost	1,538	1,977
Loans, net of allowance for loan losses of $5,535 in 2012 and $5,612 in 2011	319,922	318,754
Loans held for sale	904	434
Premises and equipment, net	8,340	8,735
Software, net	252	124
Interest receivable	1,557	1,583
Cash value - bank owned life insurance	8,931	8,609
Other real estate owned, net of valuation allowance	2,112	3,253
Income taxes receivable	624	675
Deferred tax asset	1,367	1,375
Other assets	1,467	2,106

Total assets	$441,381	$427,436

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$66,917	$55,569
NOW, money market and savings	239,812	230,386
Time	92,286	88,279

Total deposits	399,015	374,234

Repurchase agreements	—	8,379
FHLB borrowings	2,000	10,000
Capital notes	10,000	7,000
Interest payable	70	111
Other liabilities	683	907

Total liabilities	$411,768	$400,631

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 3,352,725 and 3,342,418 as of December 31, 2012 and December 31, 2011	$7,175	$7,152

Additional paid-in-capital	22,806	22,775
Accumulated other comprehensive income (loss)	568	(54)
Retained deficit	(936)	(3,068)

Total stockholders’ equity	$29,613	$26,805

Total liabilities and stockholders’ equity	$441,381	$427,436

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011
Interest Income
Loans	$16,998	$17,572
Securities
US Government and agency obligations	913	939
Mortgage backed securities	23	384
Municipals	675	524
Dividends	60	52
Other (Corporates)	58	25
Federal Funds sold	26	23

Total interest income	18,753	19,519

Interest Expense
Deposits
NOW, money market savings	708	1,675
Time Deposits	1,539	1,725
FHLB borrowings	218	297
Reverse repurchase agreements	15	75
Capital notes	536	420

Total interest expense	3,016	4,192

Net interest income	15,737	15,327

Provision for loan losses	2,289	4,807

Net interest income after provision for loan losses	13,448	10,520

Other operating income
Mortgage fee income	1,257	1,042

Service charges, fees and commissions	1,230	1,149

Increase in cash value of life insurance	323	249
Other	134	58

Gain on sale of available-for-sale securities	674	1,182

Total other operating income	3,618	3,680

Other operating expenses
Salaries and employee benefits	6,529	5,668
Occupancy	1,150	1,091
Equipment	991	1,038
Supplies	386	365
Professional, data processing, and other outside expense	2,033	2,139
Marketing	382	333
Credit expense	225	257
Other real estate expenses	798	1,021
FDIC insurance expense	579	661
Other	1,071	873
Amortization of tax credit investment	247	247

Total other operating expenses	14,391	13,693

Income before income taxes	2,675	507

Income tax expense (benefit)	543	(93)

Net Income	$2,132	$600

Weighted average shares outstanding - basic	3,343,210	3,324,915

Weighted average shares outstanding - diluted	3,343,507	3,324,915

Income per common share - basic	$0.64	$0.18

Income per common share - diluted	$0.64	$0.18

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands, except share and per share amounts)

	For the Year Ended December 31
	2012	2011
Net Income	$2,132	$600

Other comprehensive income
Unrealized gains on securities available-for-sale net of deferred taxes of $549 and $731	1,067	1,418
Reclassification adjustment for gains included in net income, net of taxes of $229 and $402	(445)	(780)

Other comprehensive income, net of tax	622	638

Comprehensive income	$2,754	$1,238

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Total Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2010	3,323,746	$7,113	$22,742	$(3,668)	$(692)	$25,495

Net Income	—	—	—	600	—	600

Exercise of stock options	18,672	39	33	—	—	72

Other Comprehensive Income	—	—	—	—	638	638

Balance at December 31, 2011	3,342,418	$7,152	$22,775	$(3,068)	$(54)	$26,805

Net Income	—	—	—	2,132	—	2,132

Exercise of stock options	10,307	23	31	—	—	54

Other Comprehensive Income	—	—	—	—	622	622

Balance at December 31, 2012	3,352,725	$7,175	$22,806	$(936)	$568	$29,613

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2012	2011

Cash flows from operating activities
Net Income	$2,132	$600
Adjustments to reconcile net income to net cash provided by operating activities

Depreciation	681	715
Net amortization and accretion of premiums and discounts on securities	547	604
(Gain) on sale of available for sale securities	(674)	(1,182)
Provision for loan losses	2,289	4,807
Loss on sale of other real estate owned	77	487
(Increase) in loans held-for-sale	(470)	(434)
(Benefit) expense for deferred income taxes	(312)	195
Amortization of tax credit investment	247	247
(Increase) in cash value of life insurance	(323)	(249)
(Increase) decrease in interest receivable	26	(114)
Decrease in other assets	393	1,122
(Increase) decrease in income taxes receivable	51	(374)
(Decrease) in interest payable	(41)	(10)
Increase (decrease) in other liabilities	(224)	315
Writedown on other real estate owned	650	395

Net cash provided by operating activities	$5,049	$7,124

Cash flows from investing activities
Purchases of securities held to maturity	$—	$(1,000)

Proceeds from maturities and calls of securities held to maturity	5,000	7,000
Purchases of securities available for sale	(44,343)	(72,827)

Proceeds from maturities, calls and paydowns of securities available for sale	18,849	20,114
Proceeds from sale of securities available for sale	24,665	44,671
Purchases of bank owned life insurance	—	(3,000)
Redemption of Federal Home Loan Bank stock	439	203
Proceeds from sale of other real estate owned	1,283	2,663
Improvements to other real estate owned	(5)	(20)
Origination of loans, net of principal collected	(4,321)	(6,618)
Purchases of premises and equipment	(414)	(694)

Net cash provided by (used in) investing activities	$1,153	$(9,508)

Cash flows from financing activities
Net increase in deposits	$24,781	$5,844
Net increase (decrease) in repurchase agreements	(8,379)	1,049
Net (decrease) in Federal Home Loan Bank advances	(8,000)	—

Payoff of 6% senior capital notes due 4/1/2012	(7,000)	—
Proceeds from issuance of 6% senior capital notes due 4/1/2017	10,000	—
Proceeds from exercise of stock options	54	72

Net cash provided by financing activities	$11,456	$6,965

Increase in cash and cash equivalents	17,658	4,581

Cash and cash equivalents at beginning of period	$23,340	$18,759

Cash and cash equivalents at end of period	$40,998	$23,340

Non cash transactions
Transfer of loans to foreclosed assets	$2,070	$4,619
Portion of foreclosed assets financed	1,206	1,281
Fair value adjustment for securities	942	968

Cash transactions
Cash paid for interest	$3,057	$4,202
Cash paid for taxes	800	712

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

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

Bank of the James was incorporated on October 23, 1998, and began banking operations on July 22, 1999. The Bank is a Virginia chartered bank and is engaged in lending and deposit gathering activities in Region 2000. It operates under the laws of Virginia and the Rules and Regulations of the Federal Reserve System and the Federal Deposit Insurance Corporation. The Bank’s ten locations consist of five branches (one of which is a limited service branch) in Lynchburg, Virginia, one in Forest, Virginia which includes the Mortgage Division, one in Madison Heights, Virginia, one in the Town of Amherst, Virginia, one in the City of Bedford, Virginia, and one in the Town of Altavista, Virginia.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 2 - Summary of significant accounting policies (continued)

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

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (1) the Bank intends to sell the security or (2) it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis. If, however, the Bank does not intend to sell the security and it is not more likely than not that the Bank will be required to sell the security before recovery, the Bank must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income.

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

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 2 - Summary of significant accounting policies (continued)

Past due status

Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual and potentially charged-off at an earlier date if collection of principal or interest is considered doubtful.

Non-accrual status

Financial stops accruing interest on a loan at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. At the time the loan is placed on non-accrual status, all previously accrued but not collected interest is reversed against interest income. While the loan is classified as non-accrual, any payments collected are accounted for on the cash-basis or cost-recovery method which requires the entire amount of the payment to be applied directly to principal, until qualifying for return to performing status. Loans may be returned to performing status when all the principal and interest amounts contractually due are brought current (within 90 days past due), future payments are reasonably assured, and contractually required payments have been made on a timely basis for at least six consecutive months.

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

December 31, 2012 and 2011

(dollars in thousands, except per share data)

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

Troubled debt restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 2 - Summary of significant accounting policies (continued)

debt restructuring (“TDR”). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loans reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Bank had $572 and $4,987 classified as TDRs as of December 31, 2012 and 2011, respectively.

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

Other real estate owned

Other real estate owned consists of properties acquired through foreclosure or deed in lieu of foreclosure. These properties are carried at fair market value less estimated costs to sell at the date of foreclosure. Losses from the acquisition of property in full or partial satisfaction of loans are charged against the allowance for loan losses. Subsequent write-downs, if any, are charged against expense. Gains and losses on the sales of foreclosed properties are included in determining net income in the year of the sale.

Transfers of financial assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank - put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 2 - Summary of significant accounting policies (continued)

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income. At December 31,2012 and 2011, there were no liabilities recorded for unrecognized tax benefits.

Stock options

Current accounting guidance requires the costs resulting from all share-based payments to employees be recognized in the financial statements. Stock-based compensation is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value.

There were no options granted in 2012 or 2011.

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

As of December 31, 2012, all compensation expense related to the Company’s option plan had been recognized. The Company’s ability to grant additional option shares under the 1999 Plan has expired.

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

Reclassification

Certain 2011 amounts have been reclassified to conform to the 2012 presentation.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 2 - Summary of significant accounting policies (continued)

Comprehensive income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains (losses) on securities available-for-sale.

Marketing

The Company expenses advertising costs as incurred. Advertising expenses were $328 and $261 for 2012 and 2011, respectively.

Note 3 - Restrictions on cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were approximately $3,819 and $1,732 for the weeks including December 31, 2012 and 2011, respectively.

Note 4 - Securities

A summary of the amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Held-to-maturity
U.S. agency obligations	$3,075	$342	$—	$3,417

Available-for-sale
U.S. agency obligations	$22,980	$184	$(95)	$23,069
Mortgage-backed securities	1,805	7	—	1,812
Municipals	22,099	780	(75)	22,804
Corporates	2,548	61	—	2,609

	$49,432	$1,032	$(170)	$50,294

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 4 - Securities (continued)

	December 31, 2011
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Held-to-maturity
U.S. agency obligations	$8,133	$400	$—	$8,533

Available-for-sale
U.S. agency obligations	$25,416	$117	$(48)	$25,485
Mortgage-backed securities	3,938	5	(4)	3,939
Municipals	19,062	241	(389)	18,914

	$48,416	$363	$(441)	$48,338

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 4 - Securities (continued)

Temporarily Impaired Securities

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011:

December 31, 2012	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. agency obligations	$9,116	$95	$—	$—	$9,116	$95
Municipals	1,879	75	—	—	1,879	75

Total temporarily impaired securities	$10,995	$170	$—	$—	$10,995	$170

December 31, 2011	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. agency obligations	$13,593	$48	$—	$—	$13,593	$48
Mortgage-backed securities	985	4	—	—	985	4
Municipals	12,852	389	—	—	12,852	389

Total temporarily impaired securities	$27,430	$441	$—	$—	$27,430	$441

U.S. agency obligations. The unrealized losses on the 5 investments in U.S. agency obligations at December 31, 2012 were caused by interest rate increases. The contractual terms of those investments do no permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2012. Each of these 5 investments carries an investment grade rating of AA.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 4 - Securities (continued)

Municipals. The unrealized losses on the 4 investments in municipal obligations at December 31, 2012 were caused by interest rate increases. The contractual terms of those investments do no permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2012. Each of these 4 investments carries an investment grade rating of AA or above.

The amortized costs and fair values of securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Values	Amortized Cost	Fair Values

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	979	980
Due after five years through ten years	2,062	2,369	12,063	12,264
Due after ten years	1,013	1,048	36,390	37,050

	$3,075	$3,417	$49,432	$50,294

The Bank sold $24,665 of securities available-for-sale in 2012. Gross realized gains amounted to $725 and gross realized losses amounted to $51. The Bank sold $44,671 of securities available-for-sale in 2011. Gross realized gains amounted to $1,228 and gross realized losses amounted to $46.

The amortized costs of securities pledged as collateral for public deposits and other short term borrowings were approximately $7,680 and $19,334 (fair value of $8,126 and $19,806) at December 31, 2012 and 2011, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

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

Loan Segments:	Loan Classes:

Commercial	Commercial and industrial loans

Commercial real estate	Commercial mortgages - owned occupied Commercial mortgages - non-owned occupied Commercial construction

Consumer	Consumer unsecured Consumer secured

Residential	Residential mortgages Residential consumer construction

The evaluation also considers the following risk characteristics of each loan segment:

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

December 31, 2012 and 2011

(dollars in thousands, except per share data)

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

December 31, 2012 and 2011

(dollars in thousands, except per share data)

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

•

“Doubtful.” These are loans having a risk rating of 8. Doubtful rated loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is high.

•

“Loss.” These are loans having a risk rating of 9. Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

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

A summary of loans, net is as follows:

	December 31,
	2012	2011

Commercial	$55,084	$59,623
Commercial real estate	153,416	150,622
Consumer	70,639	72,488
Residential	46,318	41,633

Total loans	325,457	324,366

Less allowance for loan losses	5,535	5,612

Net loans	$319,922	$318,754

The amount of overdrafts reclassified as loans was $11 and $14 as of December 31, 2012 and 2011, respectively.

The Company’s officers, directors and their related interests have various types of loan relationships with the Bank. The total outstanding balances of these related party loans at December 31, 2012 and 2011 were $9,606 and $9,187 respectively (the December 31, 2011 balance has been adjusted to reflect executive officers added during 2012). During 2012, new loans and advances amounted to $3,186 and repayments amounted to $2,767. Management believes the terms and interest rates of these loans are similar to those for comparable loans with other borrowers of the Bank.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 5 - Loans and allowance for loan losses (continued)

The following tables set forth information regarding impaired and non-accrual loans as of December 31, 2012 and 2011:

Financing Receivables on Non-Accrual Status

(Dollars in Thousands)

	As of December 31,
	2012	2011
Commercial	$2,100	$3,570
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	1,431	1,610
Commercial Mortgages-Non-Owner Occupied	853	2,793
Commercial Construction	849	782
Consumer
Consumer Unsecured	—	—
Consumer Secured	—	415
Residential:
Residential Mortgages	1,113	1,205
Residential Consumer Construction	—	—

Totals	$6,346	$10,375

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 5 - Loans and allowance for loan losses (continued)

	Impaired Loans For the Period Ending December 31, 2012
2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$2,530	$2,683	$—	$2,944	$30
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,592	2,754	—	2,402	167
Commercial Mortgage Non-Owner Occupied	6,369	6,528	—	5,625	330
Commercial Construction	740	742	—	922	52
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	469	554	—	381	34
Residential
Residential Mortgages	2,138	2,263	—	1,500	112
Residential Consumer Construction	—	—	—	—	—

With an Allowance Recorded:
Commercial	$620	$780	$373	$1,794	$42
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,671	3,869	525	3,094	226
Commercial Mortgage Non-Owner Occupied	840	842	189	1,715	42
Commercial Construction	823	1,048	94	1,262	2
Consumer
Consumer Unsecured	1	1	1	1	—
Consumer Secured	530	530	195	736	35
Residential
Residential Mortgages	1,015	1,303	160	1,469	42
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$3,150	$3,463	$373	$4,738	$72
Commercial Real Estate
Commercial Mortgages-Owner Occupied	6,263	6,623	525	5,496	393
Commercial Mortgage Non-Owner Occupied	7,209	7,370	189	7,340	372
Commercial Construction	1,563	1,790	94	2,184	54
Consumer
Consumer Unsecured	1	1	1	1	—
Consumer Secured	999	1,084	195	1,117	69
Residential
Residential Mortgages	3,153	3,566	160	2,969	154
Residential Consumer Construction	—	—	—	—	—

	$22,338	$23,897	$1,537	$23,845	$1,114

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 5 - Loans and allowance for loan losses (continued)

The following tables sets forth the allowance for loan losses activity for the years ended December 31, 2012 and 2011:

	Allowance for Credit Losses and Recorded Investment in Financing Receivables For the Year Ended December 31, 2012
2012	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:

Beginning Balance	$892	$2,677	$1,486	$557	$5,612
Charge-offs	(739)	(1,061)	(697)	(102)	(2,599)
Recoveries	18	129	77	9	233
Provision	816	1,104	191	178	2,289

Ending Balance	$987	$2,849	$1,057	$642	$5,535

Ending Balance: Individually evaluated for impairment	$373	$808	$196	$160	$1,537

Ending Balance: Collectively evaluated for impairment	614	2,041	861	482	3,998

Totals:	$987	$2,849	$1,057	$642	$5,535

Financing Receivables:

Ending Balance: Individually evaluated for impairment	$3,150	$15,035	$1,000	$3,153	$22,338

Ending Balance: Collectively evaluated for impairment	51,934	138,381	69,639	43,165	303,119

Totals:	$55,084	$153,416	$70,639	$46,318	$325,457

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 5 - Loans and allowance for loan losses (continued)

	Allowance for Credit Losses and Recorded Investment in Financing Receivables For the Year Ended December 31, 2011
2011	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:

Beginning Balance	$473	$2,897	$1,207	$890	$5,467
Charge-offs	(702)	(2,738)	(817)	(459)	(4,716)
Recoveries	16	3	31	4	54
Provision	1,105	2,515	1,065	122	4,807

Ending Balance	$892	$2,677	1,486	$557	$5,612

Ending Balance: Individually evaluated for impairment	$440	$1,058	$357	$128	$1,983

Ending Balance: Collectively evaluated for impairment	452	1,619	1,129	429	3,629

Totals:	$892	$2,677	$1,486	$557	$5,612

Financing Receivables:

Ending Balance: Individually evaluated for impairment	$6,325	$15,000	$1,235	2,784	$25,344

Ending Balance: Collectively evaluated for impairment	53,298	135,622	71,253	38,849	299,022

Totals:	$59,623	$150,622	$72,488	$41,633	$324,366

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 5 - Loans and allowance for loan losses (continued)

Age Analysis of Past Due Financing Receivables as of December 31, 2012

2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days & Accruing

Commercial	$223	$14	$2,100	$2,337	$52,747	$55,084	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	351	—	168	519	59,412	59,931	—
Commercial Mortgages-Non-Owner Occupied	559	50	853	1,462	82,654	84,116	—

Commercial Construction	547	—	849	1,396	7,973	9,369	—

Consumer:

Consumer Unsecured	2	8	—	10	3,494	3,504	—

Consumer Secured	193	—	—	193	66,942	67,135	—

Residential:

Residential Mortgages	590	68	472	1,130	40,290	41,420	—
Residential Consumer Construction	—	—	—	—	4,898	4,898	—

Total	$2,465	$140	$4,442	$7,047	$318,410	$325,457	$—

Age Analysis of Past Due Financing Receivables as of December 31, 2011

2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days & Accruing

Commercial	$532	$26	$3,570	$4,128	$55,495	$59,623	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	2,614	130	1,610	4,354	56,400	60,754	—
Commercial Mortgages-Non-Owner Occupied	504	72	2,793	3,369	74,520	77,889	—

Commercial Construction	782	—	424	1,206	10,773	11,979	—

Consumer:

Consumer Unsecured	6	—	—	6	3,231	3,237	—

Consumer Secured	202	277	415	894	68,357	69,251	—

Residential:

Residential Mortgages	523	162	863	1,548	37,450	38,998	—
Residential Consumer Construction	—	—	—	—	2,635	2,635	—

Total	$5,163	$667	$9,675	$15,505	$308,861	$324,366	$—

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 5 - Loans and allowance for loan losses (continued)

	Credit Loss Disclosures Credit Quality Information - by Class December 31, 2012
2012	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals

Commercial	$49,162	$1,422	$1,350	$3,150	$—	$55,084

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	49,717	2,952	1,000	6,262	—	59,931

Commercial Mortgages-Non-Owner Occupied	72,120	2,212	2,576	7,208	—	84,116

Commercial Construction	7,806	—	—	1,563	—	9,369

Consumer

Consumer Unsecured	3,503	—	—	1	—	3,504

Consumer Secured	63,948	1,343	867	977	—	67,135

Residential:

Residential Mortgages	37,784	—	483	3,153	—	41,420

Residential Consumer Construction	4,898	—	—	—	—	4,898

Totals	$288,938	$7,929	$6,276	$22,314	$—	$325,457

	Credit Loss Disclosures Credit Quality Information - by Class December 31, 2011
2011	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals

Commercial	$47,021	$3,978	$2,901	$5,723	$—	$59,623

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	48,622	3,003	4,696	4,283	150	60,754

Commercial Mortgages-Non-Owner Occupied	63,934	3,326	3,159	7,470	—	77,889

Commercial Construction	9,000	176	—	2,803	—	11,979

Consumer

Consumer Unsecured	3,237	—	—	—	—	3,237

Consumer Secured	67,295	488	304	1,164	—	69,251

Residential:

Residential Mortgages	35,109	557	548	2,784	—	38,998

Residential Consumer Construction	2,635	—	—	—	—	2,635

Totals	$276,853	$11,528	$11,608	$24,227	$150	$324,366

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 5 - Loans and allowance for loan losses (continued)

Troubled Debt Restructurings (TDRs)

For the Year Ended December 31, 2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial Real Estate	3	$572	$572

The two contracts above were modified in the form of interest rate reductions. After modification, each loan was individually reevaluated for impairment. As a result of the evaluation, it was determined that there was no additional impact to the allowance for loan loss.

For the Year Ended December 31, 2012
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment

Commercial Real Estate	3	$798

For the Year Ended December 31, 2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial Real Estate	5	$2,718	$2,718

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 6 - Other real estate owned

At December 31, 2012 and 2011, OREO was $2,112 and $3,253, respectively. OREO is primarily comprised of residential properties and non-residential properties associated with commercial relationships, and are located in Virginia. The following table represents the changes in OREO balance in 2012 and 2011.

OREO Changes

	Year Ended December 31,
	2012	2011
Balance at the beginning of the year (net)	$3,253	$3,440
Transfers from Loans	2,070	4,619
Capitalized Costs	5	20
Write-downs to OREO expense	(650)	(395)
Sales	(2,489)	(3,944)
(Loss) on disposition	(77)	(487)

Balance at the end of the year (net)	$2,112	$3,253

The following table sets forth the OREO expenses in 2012 and 2011

OREO Expense

	Year Ended December 31,
	2012	2011
Loss on disposition	$77	$487
Write-downs	650	395
Expenses	71	139

Total	$798	$1,021

Note 7 - Premises and equipment

Property and equipment at December 31, 2012 and 2011 are summarized as follows:

	December 31,
	2012	2011
Land	$2,235	$2,235
Building and improvements	5,158	5,092
Construction in progress	542	594
Furniture and equipment	5,033	4,927
Leasehold improvements	1,520	1,470

	14,508	14,318

Less accumulated depreciation	6,168	5,583

Net property and equipment	$8,340	$8,735

Total depreciation expense for the years ended December 31, 2012 and 2011 was $681 and $715, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 8 - Deposits

A summary of deposit accounts is as follows:

	December 31,
	2012	2011
Demand
Noninterest bearing	$66,917	$55,569
Interest bearing	100,067	65,781
Savings	139,745	164,605
Time, $100,000 or more	36,558	34,220
Other time	55,728	54,059

	$399,015	$374,234

At December 31, 2012, maturities of time deposits are scheduled as follows:

Year Ending December 31,	Amount

2013	$43,338
2014	17,385
2015	19,074
2016	4,392
2017	8,097

$92,286

The Bank held related party deposits of $3,708 and $2,936 at December 31, 2012 and 2011, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 9 - Business Segments

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

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for Years ended December 31, 2012 and 2011 was as follows (dollars in thousands):

Business Segments

	Community Banking	Mortgage	Total
For the year ended December 31, 2012
Net interest income	$15,737	$—	$15,737
Provision for loan losses	2,289	—	2,289

Net interest income after provision for loan losses	13,448	—	13,448
Noninterest income	2,361	1,257	3,618
Noninterest expenses	13,404	987	14,391

Income before income taxes	2,405	270	2,675
Income tax expense	451	92	543

Net income	$1,954	$178	$2,132

Total assets	$440,422	$959	$441,381

For the year ended December 31, 2011
Net interest income	$15,327	$—	$15,327
Provision for loan losses	4,807	—	4,807

Net interest income after provision for loan losses	10,520	—	10,520
Noninterest income	2,638	1,042	3,680
Noninterest expenses	12,810	883	13,693

Income before income taxes	348	159	507
Income tax expense	(147)	54	(93)

Net income	$495	$105	$600

Total assets	$426,936	$500	$427,436

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 10 - Capital notes

During the third quarter of 2012, Financial closed the private placement of unregistered debt securities (the “2012 Offering”) pursuant to which Financial issued $10,000,000 in principal of notes (the “2012 Notes”). The 2012 Notes have not been and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The 2012 Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. The 2012 Notes mature on April 1, 2017, but are subject to prepayment in whole or in part on or after April 1, 2013 at Financial’s sole discretion on 30 days written notice to the holders. Financial used $7,000,000 of the proceeds from the 2012 Offering in April to pay on maturity the principal due on notes issued in 2009.

Note 11 - Other borrowings

Short-term borrowings consist of the following at December 31, 2012 and 2011:

(dollars in thousands)	As of December 31,
	2012	2011
Short Term:
Securities sold under agreements to repurchase
Balance at end of year	$—	$8,379
Maximum month-end outstanding balance	8,498	$9,204
Average outstanding balance during the year	1,638	8,383
Average interest rate during the year	0.92%	0.89%
Average interest rate at end of year	—	0.91%

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings may also include Federal funds purchased, which are unsecured overnight borrowings from other financial institutions. The Dodd-Frank Act repealed the federal prohibition on the payment of interest on commercial demand deposits. As a result, the Bank discontinued offering sweep accounts (repurchase agreements) to its commercial customers during the second quarter of 2012 and these accounts were reclassified as interest-bearing checking accounts.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 11 - Other borrowings (continued)

The Bank is also a member of the Federal Home Loan Bank of Atlanta (“FHLBA”). The Bank’s available credit through the FHLBA is $86,280 as of December 31, 2012, the most recent calculation. Of this amount the Bank has borrowed $2,000 under the following terms:

Amount	Type	Rate	Ultimate Maturity Date

$2,000	Fixed rate credit	3.785%	4/15/2015

Note 12 - Income taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2009.

Income tax expense attributable to income before income tax expense is summarized as follows:

	December 31,
	2012	2011
Current federal income tax expense	$1,045	$(98)
Deferred federal income tax expense (benefit)	(312)	195
Tax credits	(190)	(190)

Income tax expense (benefit)	$543	$(93)

Income tax expense differed from amounts computed by applying the U.S. Federal income tax rate of 34% to income before income tax expense as a result of the following:

	2012	2011
Computed “expected” income tax provision	$910	$172
Increase (reduction) in income tax resulting from:
Non-taxable income	(186)	(86)
Non-deductible expenses	9	11
Tax credits	(190)	(190)

Income tax expense (benefit)	$543	$(93)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 12 - Income taxes (continued)

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

	2012	2011
Deferred tax assets
Allowance for loan losses	$1,121	$1,223
Unrealized loss on available-for-sale securities	—	28
OREO	218	—
Non-accrual interest	293	—
Carryover of tax credits	243	325

Gross deferred tax assets	1,875	1,576

Deferred tax liabilities
Depreciation	179	169
Unrealized gain on available-for-sale securities	293	—
Other	20	16
Prepaid expenses	16	16

Gross deferred tax liabilities	508	201

Net deferred tax asset	$1,367	$1,375

Note 13 - Earnings per share

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

The basic and diluted earnings per share calculations are as follows:

	2012	2011
Numerator:
Net income available to stockholders	$2,132	$600

Basic EPS weighted average shares outstanding	3,343,210	3,324,915
Effect of dilutive securities:
Incremental shares attributable to Stock Option Plan	297	—

Diluted EPS weighted-average shares outstanding	3,343,507	3,324,915

Basic earnings (loss) per share	$0.64	$0.18

Diluted earnings (loss) per share	$0.64	$0.18

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 13 - Earnings per share (continued)

In 2011, all 216,886 option shares were excluded from the 2011 earnings per share calculation because their effects were anti-dilutive. In 2012, 175,069 option shares were excluded from the 2012 earnings per share calculation because their effects were ant-dilutive.

Note 14 - Retirement plans

Defined contribution benefit plan. The Company adopted a 401(k) defined contribution plan on October 1, 2000, which is administered by the Virginia Bankers’ Association. Participants have the right to contribute up to a maximum of 19% of pretax annual compensation or the maximum allowed under Section 401(g) of the Internal Revenue Code, whichever is less. In 2012 and 2011, the Company did not make any contributions to the plan.

Supplemental Executive Retirement Plan. A Supplemental Executive Retirement Plan (SERP) was established to provide participating executives (as determined by the Company’s Board of Directors) with benefits that cannot be provided under the 401(k) as a result of limitations imposed by the Internal Revenue Code. The SERP will also provide benefits to eligible employees or their survivors , as applicable, if they die, retire, or are terminated under certain circumstances. SERP expense totaled $129,000 and $101,000 for the years ended December 31, 2012 and 2011, respectively.

The Company funds the plan through a modified endowment contract. Income recorded for the plan represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of December 31, 2012 and 2011, the life insurance policies had cash surrender values of approximately $8,931,000 and $8,609,000, respectively.

Note 15 - Stock option plan

On October 21, 1999, the Board of Directors adopted the “1999 Stock Option Plan” for officers and employees. The ability to grant shares under the 1999 Stock Option Plan expired on October 21, 2009. The plan expired with 25,832 shares not granted.

Stock option plan activity for the year ended December 31, 2012 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value

Options outstanding, January 1, 2012	216,886	$8.83
Granted	—	—
Exercised	(10,307)	5.20
Forfeited	(31,213)	$5.36

Options outstanding, December 31, 2012	175,366	9.66	2.1	$—

Options exercisable, December 31, 2012	175,366	$9.66	2.1	$—

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 15 - Stock option plan (continued)

The total approximate value of in-the-money options exercised during 2012 and 2011 respectively was $5 and $9. There is no additional unrecognized compensation expense related to option awards associated with the 1999 Stock Option Plan.

The following is summarized information concerning currently outstanding and exercisable options as adjusted for all stock dividends previously declared and paid:

Options Outstanding and Exercisable
Range of Exercise Prices ($)			Number of Options	Remaining Contractual Life	Weighted Average Exercise Price ($)
6.71	to	7.73	60,541	1.3 years	7.63
9.55	to	10.84	45,623	1.9 years	9.62
11.45	to	12.79	69,202	3.0 years	11.46

6.71	to	12.79	175,366	2.1 years	9.66

Note 16 - Stockholders’ equity

The Bank is subject to certain legal and regulatory restrictions on the amount of cash dividends it may declare.

All per share amounts have been adjusted to reflect all prior stock dividends and splits.

Note 17 - Regulatory matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2012 that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual regulatory capital amounts and ratios for December 31, 2012 and 2011 are also presented in the table below.

As of December 31, 2012, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 17 - Regulatory matters (continued)

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The capital ratios for the Bank for 2012 and 2011 are set forth in the following table:

	December 31, 2012
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$40,137	12.40%	$25,892	> 8.00%	$32,366	> 10.00%
Tier I capital (to risk-weighted assets)	$36,073	11.15%	$12,946	> 4.00%	$19,419	> 6.00%
Tier I capital (leverage) (to average assets)	$36,073	8.41%	$17,154	> 4.00%	$21,443	> 5.00%

	December 31, 2011
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$37,452	11.79%	$25,415	> 8.00%	$31,768	> 10.00%
Tier I capital (to risk-weighted assets)	$33,461	10.53%	$12,707	> 4.00%	$19,061	> 6.00%
Tier I capital (leverage) (to average assets)	$33,461	7.82%	$17,107	> 4.00%	$21,384	> 5.00%

Note 17 - Regulatory matters (continued)

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 18 - Contingent liabilities

The Bank rents, under non-cancelable leases, three of its banking facilities and one mortgage production office. The original lease for 615 Church Street expired on July 31, 2009. On August 1, 2009, the Bank elected to enter into a new 10 year lease for this property. The Bank has 6.5 years remaining on this lease.

The Bank entered into a lease agreement for 828 Main Street with Jamesview Investments, LLC of which a Board member is a 100% owner. The initial term of the lease is 10 years with two five year renewal options for a total of 20 years. The Bank has 11.5 years remaining on this lease including option periods. The total expense to be incurred by the Bank over the course of the lease, including options to extend, is $4,277.

In December 2005, the Bank entered into a lease agreement for 4935 Boonsboro Road with Forehand Family Limited Partnership. The initial term of the lease is 5 years with two five year renewal options for a total of 15 years. The Bank has 8 years remaining on this lease including one remaining option period.

In September 2008, the Bank entered into a lease agreement for a potential future branch facility located at 1152 Hendricks Store Road, Moneta, Virginia. The initial term of the lease is five years with one five year renewal option for a total of 10 years. The property is currently being utilized as a seasonal mortgage origination office. The Bank has 0.6 years remaining on the initial five year term of the lease.

Rental expenses under operating leases were $498 and $486 for the years ended December 31, 2012 and 2011, respectively.

The current minimum annual rental commitments under the non-cancelable leases in effect at December 31, 2012 are as follows:

Year Ending	Amount
2013	546
2014	417
2015	240
2016	196
2017	202
Thereafter	332

$1,933

Note 19 - Financial instruments with off-balance-sheet risk

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 19 - Financial instruments with off-balance-sheet risk (continued)

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

Financial instruments whose contract amounts represent credit risk are as follows:

	Contract Amounts at December 31,
	2012	2011

Commitments to extend credit	$60,545	$51,153

Standby letters of credit	$1,653	$2,574

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

Note 20 - Concentration of credit risk

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

The Bank maintains a significant portion of its cash balances with one financial institution. At December 31, 2012, accounts at this institution were 100% secured by the Federal Deposit Insurance Corporation as a result of

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 20 - Concentration of credit risk

the temporary FDIC insurance limit increases promulgated by the Emergency Economic Stabilization Act of 2008. The temporary FDIC limits were allowed to expire as of January 1, 2013. Uninsured cash balances were approximately $1,475 and $398, which consisted of the total balances in 2 accounts at the Federal Home Loan Bank of Atlanta, at December 31, 2012 and 2011, respectively.

Note 21 - Fair value measurements

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 21 - Fair value measurements (continued)

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

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period.

		Carrying Value at December 31, 2012
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. agency obligations	$23,069	$—	$23,069	$—
Mortgage-backed securities	1,812	—	1,812	—
Municipals	22,804	—	22,804	—
Corporates	2,609	—	2,609	—

Total available-for-sale securities	$50,294	$—	$50,294	$—

		Carrying Value at December 31, 2011
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. agency obligations	$25,485	$—	$25,485	$—
Mortgage-backed securities	3,939	—	3,939	—
Municipals	18,914	—	18,914	—

Total available-for-sale securities	$48,338	$—	$48,338	$—

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 21 - Fair value measurements (continued)

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

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The carrying values of all impaired loans are considered to be Level 3.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of ASC 820.

Real estate acquired through foreclosure is transferred to other real estate owned (“OREO”). The measurement of loss associated with OREO is based on the fair value of the collateral less anticipated selling costs compared to the unpaid loan balance. The value of OREO collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 21 - Fair value measurements (continued)

Any fair value adjustments are recorded in the period incurred and expensed against current earnings. The carrying values of all OREO are considered to be Level 3.

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period.

		Carrying Value at December 31, 2012
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans*	$6,836	$—	$—	$6,836

Loans held for sale	$904	$—	$904	$—

Other real estate	$2,112	$—	$—	$2,112

*	Includes loans charged down during the year to the net realizable value of the collateral.

		Carrying Value at December 31, 2011
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans*	$10,655	$—	$—	$10,655

Loans held for sale	$434	$—	$434	$—

Other real estate	$3,253	$—	$—	$3,253

*	Includes loans charged down during the year to the net realizable value of the collateral.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 21 - Fair value measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2012 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$6,836	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

OREO	$2,112	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

Financial Instruments

Cash, cash equivalents and federal funds sold

The carrying amounts of cash and short-term instruments approximate fair values.

Securities

Fair values of securities, excluding Federal Reserve Bank stock, Federal Home Loan Bank stock, and Community Bankers’ Bank stock are based on quoted market prices.

Loans

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain fixed rate loans are based on quoted market prices of similar loans adjusted for differences in loan characteristics. Fair values for other loans such as commercial real estate and commercial and industrial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values of impaired loans are estimated as described above. The carrying values of all loans are considered to be Level 3.

Bank owned life insurance (BOLI)

The carrying amount approximates fair value. The carrying values of all BOLI is considered to be Level 2.

Deposits

Fair values disclosed for demand deposits (e.g., interest and noninterest checking, savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed rate certificates of deposit are estimated using discounted cash flow analyses that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. The carrying values of all deposits are considered to be Level 2.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 21 - Fair value measurements (continued)

FHLB borrowings

The fair value of FHLB borrowings is estimated using discounted cash flow analysis based on the rates currently offered for borrowings of similar remaining maturities and collateral requirements. The carrying values of all FHLB borrowings are considered to be Level 2.

Short-term borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate fair value. The carrying values of all short term borrowings are considered to be Level 2.

Capital notes

Fair values of capital notes are based on market prices for debt securities having similar maturity and interest rate characteristics. The carrying values of all capital notes are considered to be Level 2.

Accrued interest

The carrying amounts of accrued interest approximate fair value. The carrying values of all accrued interest is considered to be Level 2.

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at December 31, 2012 and 2011 and therefore are not included in the table below.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 21 - Fair value measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows:

		Fair Value Measurements at December 31, 2012 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$16,827	$16,827	$—	$—	$16,827
Federal funds sold	24,171	24,171	—	—	24,171
Securities
Available-for-sale	50,294	—	50,294	—	50,294
Held-to-maturity	3,075	—	3,417	—	3,417
Loans, net	319,922	—	—	330,863	330,863
Loans held for sale	904	—	904	—	904
Interest receivable	1,557	—	1,557	—	1,557
BOLI	8,931	—	8,931	—	8,931

Liabilities
Deposits	$399,015	$—	$400,212	$—	$400,212
FHLB borrowings	2,000	—	2,160	—	2,160
Capital notes	10,000	—	10,006	—	10,006
Interest payable	70	—	70	—	70

		Fair Value Measurements at December 31, 2011 using
	Carrying Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash and due from banks	$17,678	$17,678	$—	$—	$17,678
Federal funds sold	5,662	5,662	—	—	5,662
Securities
Available-for-sale	48,338	—	48,338	—	48,338
Held-to-maturity	8,133	—	8,533	—	8,533
Loans, net	318,754	—	—	328,603	328,603
Loans held for sale	434	—	434	—	434
Interest receivable	1,583	—	1,583	—	1,583
BOLI	8,609	—	8,609	—	8,609

Liabilities
Deposits	$374,234	$—	$375,544	$—	$375,544
FHLB borrowings	10,000	—	9,752	—	9,752
Repurchase agreements	8,379		8,392		8,392
Capital notes	7,000	—	6,826	—	6,826
Interest payable	111	—	111	—	111

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 21 - Fair value measurements (continued)

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

Note 22 - Impact of recently issued accounting standards

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 22 - Impact of recently issued accounting standards (continued)

U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” The new guidance amends disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders’ equity. All changes in OCI must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The guidance does not change the items that must be reported in OCI. The Company adopted this guidance effective 2012, and has elected to present two separate but consecutive financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of ASU 2012-02 to have a material impact on its consolidated financial statements.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 22 - Impact of recently issued accounting standards (continued)

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements. An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not expect the adoption of ASU 2013-01 to have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Public companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 23 - Condensed financial statements of parent company

Financial information pertaining only to Bank of the James Financial Group, Inc. is as follows:

Balance Sheet

	December 31,
	2012	2011
Assets
Cash	$2,761	$229
Taxes receivable	176	243

Investment in Bank of the James subsidiary	36,641	33,408

Other assets	35	—

Total assets	$39,613	$33,880

Liabilities and stockholders’ equity

Capital notes, 6% due 4/2012	$—	$7,000
Capital notes, 6% due 4/2017	10,000	—
Other liabilities	—	75

Total liabilities	10,000	7,075

Common stock $2.14 par value	$7,175	$7,152
Additional paid-in-capital	22,806	22,775
Retained (deficit)	(936)	(3,068)
Accumulated other comprehensive (loss)	568	(54)

Total stockholders’ equity	$29,613	$26,805

Total liabilities and stockholders’ equity	$39,613	$33,880

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 23 - Condensed financial statements of parent company (continued)

Statements of Income

	Years Ended December 31,
	2012	2011

Income	$—	$—

Operating expenses
Interest on capital notes	537	420
Legal and professional fees	157	378
Other expense	32	22

Total expenses	$(726)	$(820)

Allocated income tax benefits	$247	$353

(Loss) before equity in undistributed income of subsidiaries	$(479)	$(467)

Equity in undistributed income - Bank of the James	$2,611	$1,346
Equity in undistributed (loss) - BOTJ Investment Group, Inc.	—	(279)

Net income	$2,132	$600

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(dollars in thousands, except per share data)

Note 23 - Condensed financial statements of parent company (continued)

Statements of Cash Flows

	Years Ended December 31,
	2012	2011

Cash flows from operating activities
Net income	$2,132	$600

Adjustments to reconcile net income to net cash used in operating activities
Decrease (increase) in income taxes receivable	67	(7)
(Increase) in other assets	(35)	—
Increase (decrease) in other liabilities	(75)	34
Equity in undistributed net (income) of Bank of the James	(2,611)	(1,346)
Equity in undistributed net loss of BOTJ Investment Group, Inc.	—	279

Net cash (used in) operating activities	$(522)	$(440)

Cash flows from financing activities
Proceeds from exercise of stock options	54	72
Payoff of 6% capital notes due 4/1/2012	(7,000)	—
Proceeds from issuance of 6% capital notes due 4/1/2017	10,000

Net cash provided by financing activities	$3,054	$72

Increase (decrease) in cash and cash equivalents	$2,532	$(368)

Cash and cash equivalents at beginning of period	229	597

Cash and cash equivalents at end of period	$2,761	$229

Note 24 - Subsequent events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2012. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2012, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.	Controls and Procedures

Financial’s management, including Financial’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2012. Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Financial’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that Financial files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management’s annual report on internal control over financial reporting is incorporated herein by reference to Financial’s audited Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

There have been no significant changes during the quarter ended December 31, 2012, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Part of the response to this Item will be included in the information set forth under the headings “Nominees and Continuing Directors,” “Corporate Governance and the Board of Directors Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Financial’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders, which Proxy Statement will be filed with the SEC within 120 days of the end of the Financial’s 2012 fiscal year (the “2013 Proxy Statement”), and such information is hereby incorporated by reference.

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

The response to this Item will be included in the information set forth under the headings “Compensation of Directors and Executive Officers,” “Compensation of Directors and Executive Officers — Outstanding Equity Awards at Fiscal Year End,” “Corporate Governance and the Board of Directors Matters,” and “Committees of the Board of Directors of Financial” in the 2013 Proxy Statement and such information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item 12 is included under “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 of this annual report on Form 10-K. The information required by this Item will be included in the information set forth under the heading “Security Ownership of Management” in the 2013 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this Item will be included in the information set forth under the heading “Transactions with Related Parties” and “Corporate Governance and the Board of Directors Matters – Independence of Directors” in the 2013 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The response to this Item will be included in the information set forth under the heading “Independent Public Accountants” in the 2013 Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements. Listed and included in Part II, Item 8.

(2)	Financial Statement Schedules. Not applicable.

(3)	Exhibits. The following exhibits are filed as a part of this Form 10-K:

No.	Description

2.1	Agreement and Plan of Share Exchange dated October 9, 2003 between Bank of the James Financial Group, Inc. and Bank of the James, dated as of October 9, 2003 (incorporated by reference to Exhibit 2.1 to Form 8-K12g-3 filed on January 13, 2004)

3.1	Amended and Restated Articles of Incorporation of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3(i) to Form 8-K filed on August 12, 2009)

3.2	Bylaws of Bank of the James (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 18, 2006)

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-KSB filed on March 26, 2004)

10.2	Amended and Restated Stock Option Plan (incorporated by reference to Form S-8 filed on August 14, 2004)

10.6	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003 (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on March 26, 2004)

21.1	List of subsidiaries (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)

101	The following materials from Bank of the James Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) Consolidated Statements of Income For the Years ended December 31, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2012 and 2011 (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Income For the Years ended December 31, 2012 and 2011; (v) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 19, 2013.

Signature	Capacity

/S/ Robert R. Chapman III Robert R. Chapman III	President (Principal Executive Officer) and Director

/S/ J. Todd Scruggs J. Todd Scruggs	Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer) and Director

/S/ Thomas W. Pettyjohn, Jr. Thomas W. Pettyjohn, Jr.	Director, Chairman

/S/ Lewis C. Addison Lewis C. Addison	Director

/S/ John R. Alford, Jr. John R. Alford, Jr.	Director

/S/ William C. Bryant III William C. Bryant III	Director

Donna Schewel Clark	Director

/S/ Julie P. Doyle Julie P. Doyle	Director

/S/ James F. Daly James F. Daly	Director

/S/ Watt R. Foster, Jr. Watt R. Foster, Jr.	Director

/S/ Donald M. Giles Donald M. Giles	Director

/S/ Augustus A. Petticolas, Jr. Augustus A. Petticolas, Jr.	Director

EXHIBIT INDEX

No.	Description

2.1	Agreement and Plan of Share Exchange dated October 9, 2003 between Bank of the James Financial Group, Inc. and Bank of the James, dated as of October 9, 2003 (incorporated by reference to Exhibit 2.1 to Form 8-K12g-3 filed on January 13, 2004)

3.1	Amended and Restated Articles of Incorporation of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3(i) to Form 8-K filed on August 12, 2009)

3.2	Bylaws of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed December 27, 2011)

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-KSB filed on March 26, 2004)

10.2	Amended and Restated Stock Option Plan (incorporated by reference to Form S-8 filed on August 14, 2004)

10.6	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003 (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on March 26, 2004)

21.1	List of subsidiaries (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)

101	The following materials from Bank of the James Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) Consolidated Statements of Income For the Years ended December 31, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2012 and 2011 (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Income For the Years ended December 31, 2012 and 2011; (v) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.