Form 10-Q
period 2013-03-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2013-05-10
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,352,725 shares of Common Stock, par value $2.14 per share, were outstanding at May 10, 2013.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2013 unaudited)

	3/31/2013	12/31/2012
Assets

Cash and due from banks	$20,249	$16,827
Federal funds sold	6,943	24,171

Total cash and cash equivalents	27,192	40,998

Securities held-to-maturity (fair value of $3,397 in 2013 and $3,417 in 2012)	3,069	3,075
Securities available-for-sale, at fair value	45,702	50,294
Restricted stock, at cost	1,428	1,538
Loans, net of allowance for loan losses of $5,606 in 2013 and $5,535 in 2012	325,510	319,922
Loans held for sale	804	904
Premises and equipment, net	8,221	8,340
Software, net	220	252
Interest receivable	1,375	1,557
Cash value - bank owned life insurance	9,006	8,931
Other real estate owned, net of valuation allowance	2,318	2,112
Income taxes receivable	291	624
Deferred tax asset	1,587	1,367
Other assets	1,363	1,467

Total assets	$428,086	$441,381

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$65,212	$66,917
NOW, money market and savings	226,619	239,812
Time	93,363	92,286

Total deposits	385,194	399,015

FHLB borrowings	2,000	2,000
Capital notes	10,000	10,000
Interest payable	73	70
Other liabilities	847	683

Total liabilities	$398,114	$411,768

Stockholders’ equity

Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 3,352,725 as of March 31, 2013 and December 31, 2012	$7,175	$7,175
Additional paid-in-capital	22,806	22,806
Accumulated other comprehensive income	139	568
Retained deficit	(148)	(936)

Total stockholders’ equity	$29,972	$29,613

Total liabilities and stockholders’ equity	$428,086	$441,381

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months
	Ended March 31,
	2013	2012
Interest Income
Loans	$4,163	$4,224
Securities
US Government and agency obligations	190	280
Mortgage backed securities	4	13
Municipals	152	154
Dividends	5	4
Other (Corporates)	16	6
Federal Funds sold	7	5

Total interest income	4,537	4,686

Interest Expense
Deposits
NOW, money market savings	124	205
Time Deposits	323	421
FHLB borrowings	19	74
Reverse repurchase agreements	—	15
Capital notes	150	105

Total interest expense	616	820

Net interest income	3,921	3,866

Provision for loan losses	235	750

Net interest income after provision for loan losses	3,686	3,116

Other operating income
Mortgage fee income	319	226
Service charges, fees and commissions	303	283
Increase in cash value of life insurance	75	82
Other	8	39
Gain on sale of available-for-sale securities	259	41

Total other operating income	964	671

Other operating expenses
Salaries and employee benefits	1,776	1,503
Occupancy	305	286
Equipment	261	253
Supplies	90	113
Professional, data processing, and other outside expense	561	498
Marketing	86	104
Credit expense	55	56
Other real estate expenses	79	48
FDIC insurance expense	144	144
Other	174	279
Amortization of tax credit investment	—	—

Total other operating expenses	3,531	3,284

Income before income taxes	1,119	503

Income tax expense	331	143

Net Income	$788	$360

Weighted average shares outstanding - basic	3,352,725	3,342,415

Weighted average shares outstanding - diluted	3,352,855	3,342,415

Income per common share - basic	$0.24	$0.11

Income per common share - diluted	$0.24	$0.11

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three months ended March 31, 2013 and 2012

(dollar amounts in thousands) (unaudited)

	Three months ended
	March 31,
	2013	2012
Net Income	$788	$360

Other comprehensive income (loss)
Unrealized gains (losses) on securities available-for-sale net of deferred taxes of $132 and $54 for the three month periods ended March 31, 2013 and 2012	(258)	(102)

Reclassification adjustment for gains included in net income, net of taxes of $88 and $14 for the three month periods ended March 31, 2013 and 2012	(171)	(27)

Other comprehensive income (loss), net of tax	(429)	(129)

Comprehensive income	$359	$231

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months ended March 31, 2013 and 2012

(dollar amounts in thousands) (unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities
Net Income	$788	$360

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation	179	165
Net amortization and accretion of premiums and discounts on securities	96	158
(Gain) on sale of available for sale securities	(259)	(41)
Provision for loan losses	235	750
Loss on sale of other real estate owned	21	16
Decrease (increase) in loans held-for-sale	100	(571)
(Increase) in cash value of life insurance	(75)	(82)
Decrease (increase) in interest receivable	182	(51)
Decrease in other assets	104	177
Decrease in income taxes receivable	333	141
Increase in interest payable	3	3
Increase in other liabilities	164	999
Writedown on other real estate owned	25	60

Net cash provided by operating activities	$1,896	$2,084

Cash flows from investing activities
Purchases of securities available for sale	$(7,972)	$(17,650)
Proceeds from maturities, calls and paydowns of securities available for sale	2,041	3,155
Proceeds from sale of securities available for sale	10,043	5,390
(Purchase) redemption of Federal Home Loan Bank stock, net	110	(3)
Proceeds from sale of other real estate owned	159	518
Origination of loans, net of principal collected	(6,234)	4,917
Purchases of premises and equipment	(28)	(74)

Net cash (used in) investing activities	$(1,881)	$(3,747)

Cash flows from financing activities
Net (decrease) increase in deposits	$(13,821)	$12,357
Net (decrease) in repurchase agreements	—	(7,654)

Net cash (used in) provided by financing activities	$(13,821)	$4,703

(Decrease) increase in cash and cash equivalents	(13,806)	3,040

Cash and cash equivalents at beginning of period	$40,998	$23,340

Cash and cash equivalents at end of period	$27,192	$26,380

Non cash transactions
Transfer of loans to foreclosed assets	$411	$902
Fair value adjustment for securities	(649)	(199)

Cash transactions
Cash paid for interest	$613	$817
Cash paid for taxes	—	—

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands) (unaudited)

	Total Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2011	3,342,415	$7,152	$22,775	$(3,068)	$(54)	$26,805

Net Income	—	—	—	360	—	360

Other Comprehensive Income	—	—	—	—	(129)	(129)

Balance at March 31, 2012	3,342,415	$7,152	$22,775	$(2,708)	$(183)	$27,036

Balance at December 31, 2012	3,352,725	$7,175	$22,806	$(936)	$568	29,613

Net Income	—	—	—	788	—	788

Other Comprehensive Income	—	—	—	—	(429)	(429)

Balance at March 31, 2013	3,352,725	$7,175	$22,806	$(148)	$139	$29,972

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2012. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2012 included in Financial’s Annual Report on Form 10-K. Results for the three month periods ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Note 3 – Earnings Per Share

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of 1999 Financial (the “1999 Plan”) are considered dilutive. The following is a summary of the earnings per share calculation for the three months ended March 31, 2013 and 2012.

Note 3 – Earnings Per Share (continued)

	Three months ended
	Mar 31,
	2013	2012

Net income	$788,000	$360,000

Weight average number of shares	3,352,725	3,342,415
Options affect of incremental shares	130	—

Weighted average diluted shares	3,352,855	3,342,415

Basic EPS (weighted avg shares)	$0.24	$0.11

Diluted EPS (Including Option Shares)	$0.24	$0.11

The following table sets forth the incremental shares associated with option shares that were not included in calculating the diluted earnings because their effect was anti-dilutive:

	Three months ended
	March 31,
	2013	2012
Incremental shares excluded from calculating diluted EPS because their effect was anti-dilutive	169,600	216,886

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Note 4 – Stock Based Compensation (continued)

Stock option plan activity for the three months ended March 31, 2013 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value

Options outstanding, January 1, 2013	175,366	$9.66

Granted	—	—

Exercised	—	—

Forfeited	—	$—

Options outstanding, March 31, 2013	175,366	9.66	1.8	$2,998

Options exercisable, March 31, 2013	175,366	$9.66	1.8	$2,998

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

Note 5 – Fair Value Measurements (continued)

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period.

		Carrying Value at March 31, 2013
Description	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$1,966	$—	$1,966	$—
US agency obligations	22,049	—	22,049
Mortgage-backed securities	1,769	—	1,769	—
Municipals	18,427	—	18,427	—
Other (corporates)	1,491	—	1,491	—

Total available-for-sale securities	$45,702	$—	$45,702	$—

		Carrying Value at December 31, 2012
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US agency obligations	$23,069	$—	$23,069	$—
Mortgage-backed securities	1,812	—	1,812	—
Municipals	22,804		22,804
Other (corporates)	2,609	—	2,609	—

Total available-for-sale securities	$50,294	$—	$50,294	$—

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

Note 5 – Fair Value Measurements (continued)

Loans held for sale

Loans held for sale are carried at estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended March 31, 2013. Gains and losses on the sale of loans are recorded within mortgage fee income on the Consolidated Statements of Income.

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

Any fair value adjustments are recorded in the period incurred and expensed against current earnings. The carrying values of all OREO properties are considered to be Level 3.

The following table summarizes the Company’s impaired loans, loans held for sale, and OREO measured at fair value on a nonrecurring basis during the period (in thousands).

		Carrying Value at March 31, 2013
Description	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$7,089	$—	$—	$7,089
Loans held for sale	804	—	804	—
Other real estate owned	2,318	—	—	2,318

*	Includes loans charged down during the quarter to the net realizable value of the collateral.

		Carrying Value at December 31, 2012
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$6,836	$—	$—	$6,836
Loans held for sale	904	—	904	—
Other real estate owned	2,112	—	—	2,112

*	Includes loans charged down during the quarter to the net realizable value of the collateral.

Note 5 – Fair Value Measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2013 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$7,089	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

OREO	2,318	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2012 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$6,836	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

OREO	2,112	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

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

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at March 31, 2013 and December 31, 2012 and therefore are not included in the table below.

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows (in thousands):

		Fair Value Measurements at March 31, 2013 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$20,249	$20,249	$—	$—	$20,249
Federal funds sold	6,943	6,943	—	—	6,943
Securities
Available-for-sale	45,702	—	45,702	—	45,702
Held-to-maturity	3,069	—	3,397	—	3,397
Loans, net	325,510	—	—	336,642	336,642
Loans held for sale	804	—	804	—	804
Interest receivable	1,375	—	1,375	—	1,375
BOLI	9,006	—	9,006	—	9,006

Liabilities
Deposits	$385,194	$—	$386,350	$—	$386,350
FHLB borrowings	2,000	—	2,160	—	2,160
Capital notes	10,000	—	10,006	—	10,006
Interest payable	73	—	73	—	73

Note 5 – Fair Value Measurements (continued)

		Fair Value Measurements at December 31, 2012 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$16,827	$16,827	$—	$—	$16,827
Federal funds sold	24,171	24,171	—	—	24,171
Securities
Available-for-sale	50,294	—	50,294	—	50,294
Held-to-maturity	3,075	—	3,417	—	3,417
Loans, net	319,922	—	—	330,863	330,863
Loans held for sale	904	—	904	—	904
Interest receivable	1,557	—	1,557	—	1,557
BOLI	8,931	—	8,931	—	8,931

Liabilities
Deposits	$399,015	$—	$400,212	$—	$400,212
FHLB borrowings	2,000	—	2,160	—	2,160
Capital notes	10,000	—	10,006	—	10,006
Interest payable	70	—	70	—	70

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

Note 6 – Capital Notes

During the third quarter of 2012, Financial closed the private placement of unregistered debt securities (the “2012 Offering”) pursuant to which Financial issued $10,000,000 in principal of notes (the “2012 Notes”). The 2012 Notes have not been and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The 2012 Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. The notes mature on April 1, 2017, but are subject to prepayment in whole or in part on or after April 1, 2013 at Financial’s sole discretion on 30 days written notice to the holders. Financial used $7,000,000 of the proceeds from the 2012 Offering in April 2012 to pay on maturity the principal due on notes issued in 2009.

Note 7 – Investments

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of March 31, 2013 and December 31, 2012 (amounts in thousands):

		March 31, 2013
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$3,069	$328	$—	$3,397

Available-for-Sale
US Treasuries	$1,959	$7	$—	$1,966
US agency obligations	21,965	186	(102)	22,049
Mortgage-backed securities	1,760	9	—	1,769
Municipals	18,284	323	(180)	18,427
Other	1,521	—	(30)	1,491

	$45,489	$525	$(312)	$45,702

		December 31, 2012
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$3,075	$342	$—	$3,417

Available-for-Sale
US agency obligations	$22,980	$184	$(95)	$23,069
Mortgage-backed securities	1,805	7	—	1,812
Municipals	22,099	780	(75)	22,804
Other	2,548	61	—	2,609

	$49,432	$1,032	$(170)	$50,294

Note 7 – Investments (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
March 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$7,881	$102	$—	$—	$7,881	$102
Municipals	7,239	180	—	—	7,239	180
Other	1,491	30			1,491	30

Total	$16,611	$312	$—	$—	$16,611	$312

	Less than 12 months		More than 12 months		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$9,116	$95	$—	$—	$9,116	$95
Municipals	1,879	75	—	—	1,879	75

Total	$10,995	$170	$—	$—	$10,995	$170

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

At March 31, 2013, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of March 31, 2013, the Bank owned 19 securities that were being evaluated for other than temporary impairment. Two of these securities were S&P rated AAA, 16 were S&P rated AA, and one was S&P rated A. As of March 31, 2013, five of these securities were obligations government sponsored entities, 12 were municipal issues, and two were publicly traded U.S. corporations.

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

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three months ended March 31, 2013 and 2012 was as follows (dollars in thousands):

Business Segments

	Community Banking	Mortgage	Total
Three months ended March 31, 2013
Net interest income	$3,921	$—	$3,921
Provision for loan losses	235	—	235

Net interest income after provision for loan losses	3,686	—	3,686
Noninterest income	645	319	964
Noninterest expenses	3,278	253	3,531

Income before income taxes	1,053	66	1,119
Income tax expense	309	22	331

Net income	$744	$44	$788

Total assets	$427,233	$853	$428,086

Three months ended March 31, 2012
Net interest income	$3,866	$—	$3,866
Provision for loan losses	750	—	750

Net interest income after provision for loan losses	3,116	—	3,116
Noninterest income	445	226	671
Noninterest expenses	3,089	195	3,284

Income before income taxes	472	31	503
Income tax expense	132	11	143

Net income	$340	$20	$360

Total assets	$432,291	$1,081	$433,372

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

Loan Segments:	Loan Classes:

Commercial	Commercial and industrial loans

Commercial real estate	Commercial mortgages – owner occupied
Commercial mortgages – non-owner occupied
Commercial construction

Consumer	Consumer unsecured
Consumer secured

Residential	Residential mortgages
Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	March 31, 2013	December 31, 2012

Commercial	$57,408	$55,084
Commercial real estate	156,912	153,416
Consumer	70,441	70,639
Residential	46,355	46,318

Total loans	331,116	325,457

Less allowance for loan losses	5,606	5,535

Net loans	$325,510	$319,922

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

Note 9 – Loans, allowance for loan losses and OREO (continued)

Financing Receivables on Non-Accrual Status

(dollars in thousands)

	As of
	March 31, 2013	December 31, 2012
Commercial	$1,882	$2,100
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	1,431	1,431
Commercial Mortgages-Non-Owner Occupied	1,201	853
Commercial Construction	726	849
Consumer
Consumer Unsecured	9	—
Consumer Secured	77	—
Residential:
Residential Mortgages	714	1,113
Residential Consumer Construction	—	—

Totals	$6,040	$6,346

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. OREO increased to $2,318,000 on March 31, 2013 from $2,112,000 on December 31, 2012. The following table represents the changes in OREO balance during the three months ended March 31, 2013.

OREO Changes

(dollars in thousands)

Three Months ended March 31, 2013
Balance at the beginning of the year (net)	$2,112
Transfers from loans	411
Capitalized costs	—
Writedowns	(25)
Sales proceeds	(159)
(Loss) on disposition	(21)

Balance at the end of the period (net)	$2,318

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans (dollars in thousands) For the Nine Months Ended March 31, 2013
2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:

Commercial	$3,887	$4,062	$—	$3,209	$27
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,778	1,789	—	2,185	14
Commercial Mortgage Non-Owner Occupied	3,975	4,144	—	5,172	47
Commercial Construction	672	672	—	706	9
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	355	355	—	412	5
Residential
Residential Mortgages	1,431	1,467	—	1,785	22
Residential Consumer Construction	—	—	—	—	—

With An Allowance Recorded:
Commercial	$176	$176	$176	$398	$3
Commercial Real Estate
Commercial Mortgages-Owner Occupied	4,141	4,505	737	3,906	63
Commercial Mortgage Non-Owner Occupied	1,169	1,173	198	1,005	12
Commercial Construction	731	956	107	777	—
Consumer
Consumer Unsecured	1	1	1	1	—
Consumer Secured	401	401	179	466	7
Residential
Residential Mortgages	1,145	1,433	158	1,080	20
Residential Consumer Construction	—	—	—	—	—

Totals:

Commercial	$4,063	$4,238	$176	$3,607	$30
Commercial Real Estate
Commercial Mortgages-Owner Occupied	5,919	6,294	737	6,091	77
Commercial Mortgage Non-Owner Occupied	5,144	5,317	198	6,177	59
Commercial Construction	1,403	1,628	107	1,483	9
Consumer
Consumer Unsecured	1	1	1	1	—
Consumer Secured	756	756	179	878	12
Residential
Residential Mortgages	2,576	2,900	158	2,865	42
Residential Consumer Construction	—	—	—	—	—

	$19,862	$21,134	$1,556	$21,102	$229

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans (dollars in thousands)
	For the Year Ended December 31, 2012
2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$2,530	$2,683	$—	$2,944	$30
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,592	2,754	—	2,402	167
Commercial Mortgage Non-Owner Occupied	6,369	6,528	—	5,625	330
Commercial Construction	740	742	—	922	52
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	469	554	—	381	34
Residential
Residential Mortgages	2,138	2,263	—	1,500	112
Residential Consumer Construction	—	—	—	—	—

With An Allowance Recorded:
Commercial	$620	$780	$373	$1,794	$42
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,671	3,869	525	3,094	226
Commercial Mortgage Non-Owner Occupied	840	842	189	1,715	42
Commercial Construction	823	1,048	94	1,262	2
Consumer
Consumer Unsecured	1	1	1	1	—
Consumer Secured	530	530	195	736	35
Residential
Residential Mortgages	1,015	1,303	160	1,469	42
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$3,150	$3,463	$373	$4,738	$72
Commercial Real Estate
Commercial Mortgages-Owner Occupied	6,263	6,623	525	5,496	393
Commercial Mortgage Non-Owner Occupied	7,209	7,370	189	7,340	372
Commercial Construction	1,563	1,790	94	2,184	54
Consumer
Consumer Unsecured	1	1	1	1	—
Consumer Secured	999	1,084	195	1,117	69
Residential
Residential Mortgages	3,153	3,566	160	2,969	154
Residential Consumer Construction	—	—	—	—	—

	$22,338	$23,897	$1,537	$23,845	$1,114

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Credit Losses and Recorded Investment in Financing Receivables
	(dollars in thousands)
	For the Three Months Ended March 31, 2013
		Commercial
2013	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:
Beginning Balance	$987	$2,849	$1,057	$642	$5,535
Charge-offs	(19)	(149)	(7)	(11)	(186)
Recoveries	8	—	14	—	22
Provision	(120)	329	77	(51)	235

Ending Balance	$856	$3,029	$1,141	$580	$5,606

Ending Balance: Individually evaluated for impairment	$176	$1,042	$180	$158	$1,556

Ending Balance: Collectively evaluated for impairment	680	1,987	961	422	4,050

Totals:	$856	$3,029	$1,141	$580	$5,606

Financing Receivables:

Ending Balance: Individually evaluated for impairment	4,063	12,466	757	2,576	19,862

Ending Balance: Collectively evaluated for impairment	53,345	144,446	69,684	43,779	311,254

Totals:	$57,408	$156,912	$70,441	$46,355	$331,116

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Credit Losses and Recorded Investment in Financing Receivables
	(dollars in thousands)
	For the Year Ended December 31, 2012
		Commercial
2012	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:
Beginning Balance	$892	$2,677	$1,486	$557	$5,612
Charge-offs	(739)	(1,061)	(697)	(102)	(2,599)
Recoveries	18	129	77	9	233
Provision	816	1,104	191	178	2,289

Ending Balance	$987	$2,849	$1,057	$642	$5,535

Ending Balance: Individually evaluated for impairment	$373	$808	$196	$160	$1,537

Ending Balance: Collectively evaluated for impairment	614	2,041	861	482	3,998

Totals:	$987	$2,849	$1,057	$642	$5,535

Financing Receivables:

Ending Balance: Individually evaluated for impairment	$3,150	$15,035	$1,000	$3,153	$22,338

Ending Balance: Collectively evaluated for impairment	51,934	138,381	69,639	43,165	303,119

Totals:	$55,084	$153,416	$70,639	$46,318	$325,457

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Financing Receivables as of March 31, 2013 (dollars in thousands)
2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days & Accruing
Commercial	$184	$—	$1,882	$2,066	$55,342	$57,408	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	1,202	535	168	1,905	56,665	58,570	—
Commercial Mortgages-Non-Owner Occupied	497	406	1,019	1,922	86,419	88,341	—

Commercial Construction	139	—	726	865	9,136	10,001	—

Consumer:

Consumer Unsecured	3	—	4	7	3,516	3,523	—

Consumer Secured	46	15	77	138	66,780	66,918	—

Residential:

Residential Mortgages	321	289	76	686	40,120	40,806	—
Residential Consumer Construction	—	—	—	—	5,549	5,549	—

Total	$2,392	$1,245	$3,952	$7,589	$323,527	$331,116	$—

	Age Analysis of Past Due Financing Receivables as of December 31, 2012 (dollars in thousands)
2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days & Accruing
Commercial	$223	$14	$2,100	$2,337	$52,747	$55,084	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	351	—	168	519	59,412	59,931	—
Commercial Mortgages-Non-Owner Occupied	559	50	853	1,462	82,654	84,116	—

Commercial Construction	547	—	849	1,396	7,973	9,369	—

Consumer:

Consumer Unsecured	2	8	—	10	3,494	3,504	—

Consumer Secured	193	—	—	193	66,942	67,135	—

Residential:

Residential Mortgages	590	68	472	1,130	40,290	41,420	—
Residential Consumer Construction	—	—	—	—	4,898	4,898	—

Total	$2,465	$140	$4,442	$7,047	$318,410	$325,457	$—

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Credit Loss Disclosures
	Credit Quality Information - by Class
	March 31, 2013
	(dollars in thousands)
2013	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals

Commercial	$50,031	$1,676	$1,600	$4,101	$—	$57,408

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	49,593	2,933	125	5,919	—	58,570

Commercial Mortgages-Non Owner Occupied	78,068	2,352	2,411	5,510	—	88,341

Commercial Construction	8,565	—	—	1,436	—	10,001

Consumer

Consumer Unsecured	3,518	—	—	5	—	3,523

Consumer Secured	63,773	1,356	775	1,014	—	66,918

Residential:

Residential Mortgages	37,379	84	480	2,863	—	40,806

Residential Consumer Construction	5,549	—	—	—	—	5,549

Totals	$296,476	$8,401	$5,391	$20,848	$—	$331,116

	Credit Loss Disclosures
	Credit Quality Information - by Class
	December 31, 2012
	(dollars in thousands)
2012	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals

Commercial	$49,162	$1,422	$1,350	$3,150	$—	$55,084

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	49,717	2,952	1,000	6,262	—	59,931

Commercial Mortgages-Non Owner Occupied	72,120	2,212	2,576	7,208	—	84,116

Commercial Construction	7,806	—	—	1,563	—	9,369

Consumer

Consumer Unsecured	3,503	—	—	1	—	3,504

Consumer Secured	63,948	1,343	867	977	—	67,135

Residential:

Residential Mortgages	37,784	—	483	3,153	—	41,420

Residential Consumer Construction	4,898	—	—	—	—	4,898

Totals	$288,938	$7,929	$6,276	$22,314	$—	$325,457

Note 9 – Loans, allowance for loan losses and OREO (continued)

There were no loan modifications that would have been classified as Troubled Debt Restructurings (TDR) during the three months ended March 31, 2013 and 2012.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three months ended March 31, 2013.

The following table describes TDRs that defaulted within 12 months of the modification during the three months ended March 31, 2012.

For the Three Months Ended March 31, 2012

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

Note 11 – Recent accounting pronouncements (continued)

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company has included the required disclosures from ASU 2013-02 in the consolidated financial statements.

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

Overview

Financial is a bank holding company headquartered in Lynchburg, Virginia. Our primary business is retail banking which we conduct through our wholly-owned subsidiary, Bank of the James (which we refer to as the “Bank”). We conduct three other business activities: mortgage banking through the Bank’s Mortgage division (which we refer to as “Mortgage”), investment services through the Bank’s Investment division (which we refer to as “Investment”), and insurance activities through BOTJ Insurance, Inc., a subsidiary of the Bank, (which we refer to as “Insurance”).

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

Timberlake Road Area, Campbell County (Lynchburg), Virginia. As previously disclosed, the Bank has purchased certain real property located at the intersection of Turnpike and Timberlake Roads, Campbell County, Virginia. The Bank does not anticipate opening a branch at this location prior to 2014. The Bank has determined that the existing structure is not suitable for use as a bank branch.

Rustburg, Virginia. In March, 2011 the Bank purchased certain real property near the intersection of Routes 501 and 24 in Rustburg, Virginia. The structure on the property is being demolished and removed. The Bank does not anticipate opening a branch at this location prior to 2014. The Bank has installed an ATM in a local municipal building in order to establish a presence in this market until the branch has been established.

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

March 31, 2013 (in thousands)
Commitments to extend credit	$64,122
Letters of Credit	2,535

Total	$66,657

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of March 31, 2013 and December 31, 2012 and the results of operations of Financial for the three month periods ended March 31, 2013 and 2012. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

March 31, 2013 as Compared to December 31, 2012

Total assets were $428,086,000 on March 31, 2013 compared with $441,381,000 at December 31, 2012, a decrease of 3.01%. Total assets as of December 31, 2012 temporarily increased because of several deposits to professional settlement accounts related to end-of-the-year real estate and business closings. The decrease as of March 31, 2013 reflects the expected disbursements from these accounts, which reflects the primary reason for the decrease. This led to a decrease in deposits and a corresponding decrease in Federal Funds sold. The Bank also had a slight decrease in its securities portfolio.

Total deposits decreased from $399,015,000 as of December 31, 2012 to $385,194,000 on March 31, 2013, a decrease of 3.46%. Total deposits decreased for the reasons set forth in the prior paragraph.

Total loans increased to $331,116,000 on March 31, 2013 from $325,457,000 on December 31, 2012. Loans, net of unearned income and allowance, increased slightly to $325,510,000 on March 31, 2013 from $319,922,000 on December 31, 2012, an increase of 1.75%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	March 31, 2013		December 31, 2012
	Amount	Percentage	Amount	Percentage
Commercial	$57,408	17.34%	$55,084	16.93%
Commercial Real Estate	156,912	47.39%	153,416	47.13%
Consumer	70,441	21.27%	70,639	21.71%
Residential	46,355	14.00%	46,318	14.23%

Total loans	$331,116	100.00%	$325,457	100.00%

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned (“OREO”) decreased to $8,358,000 on March 31, 2013 from $8,458,000 on December 31, 2012. This decrease was primarily due to a decrease in non-accrual (or nonperforming) loans which was partially offset by a slight increase in OREO. Non-accrual loans decreased 4.82% to $6,040,000 on March 31, 2013 from $6,346,000 on December 31, 2012. As discussed in more detail below under “Results of Operations—Allowance for Loan Losses”, management has provided for the anticipated losses on these loans in the loan loss reserve. If interest on non-accrual loans had been accrued, such interest on a cumulative basis would have approximated $847,000 and $862,000 as of March 31, 2013 and December 31, 2012, respectively. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the non-performing loan totals listed above.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure, deeds in lieu of foreclosure or repossession. On December 31, 2012, the Bank was carrying 17 OREO properties on its books at a value of $2,112,000. During the three months ended March 31, 2013, the Bank acquired 7 additional OREO properties and disposed of 2 OREO properties, and as of March 31, 2013 the Bank is carrying 22 OREO properties at a value of $2,318,000. The OREO properties are available for sale and are being actively marketed on the Bank’s website and through other means.

The Bank had loans in the amount of $569,000 at March 31, 2013 classified as performing Troubled Debt Restructurings (“TDRs”) as compared to $572,000 at December 31, 2012. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

Cash and cash equivalents decreased to $27,192,000 on March 31, 2013 from $40,998,000 on December 31, 2012. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). This decrease is in large part due to the decrease in Federal funds sold resulting from the decrease in deposits as explained above. Cash and cash equivalents can vary due to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, both of which are subject to fluctuations.

Securities held-to-maturity decreased to $3,069,000 on March 31, 2013 from $3,075,000 on December 31, 2012. Securities available-for-sale decreased to $45,702,000 on March 31, 2013, from $50,294,000 December 31, 2012. During the three months ended March 31, 2013 the Bank received $2,041,000 in proceeds from maturities and/or calls of securities available-for-sale and $10,043,000 in proceeds from the sale of securities available-for-sale. The Bank purchased $7,972,000 in securities available-for sale during the same period. The decrease from December 31, 2012 in securities available-for-sale was primarily due to the liquidation of securities in anticipation of funding loan growth.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $620,000 at March 31, 2013 and $731,000 at December 31, 2012, a decrease of $110,000. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At March 31, 2013, Financial, on a consolidated basis, had liquid assets of $72,894,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold and available-for-sale investments. Management believes that liquid assets were adequate at March 31, 2013. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, the Bank has the ability to purchase federal funds on the open market and borrow from the Federal Reserve Bank’s discount window, if necessary.

Financial has $12,000,000 categorized as “Other borrowings” which consists of the following: i) $2,000,000, on which the Bank pays a fixed rate of 3.785%, from a Federal Home Loan Bank Advance that matures in April 2015; and ii) $10,000,000 from the private placement of unregistered debt securities as previously disclosed (the “2012 Notes”). The 2012 Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. The notes mature on April 1, 2017, but are subject to prepayment in whole or in part on or after April 1, 2013 at Financial’s sole discretion on 30 days written notice to the holders.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material negative impact on Financial’s short-term or long-term liquidity.

At March 31, 2013, the Bank had a leverage ratio of 8.65%, a Tier 1 risk-based capital ratio of 11.51% and a total risk-based capital ratio of 12.77%. As of March 31, 2013 and December 31, 2012 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of March 31, 2013 and December 31, 2012:

Bank Level Only Capital Ratios

Analysis of Capital (in 000’s)	March 31, 2013	December 31, 2012

Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	19,325	19,325
Retained earnings	13,915	13,006

Total Tier 1 capital	$36,982	$36,073

Tier 2 capital
Allowance for loan losses	$4,035	$4,064

Total Tier 2 capital:	$4,035	$4,064

Total risk-based capital	$41,017	$40,137

Risk weighted assets	$321,195	$323,655
Average total assets	$427,633	$428,851

	Actual		Regulatory Benchmarks
	March 31, 2013	December 31, 2012	For Capital Adequacy Purposes	For Well Capitalized Purposes
Capital Ratios:
Tier 1 capital to average total assets	8.65%	8.41%	4.00%	5.00%
Tier 1 risk-based capital ratio	11.51%	11.15%	4.00%	6.00%
Total risk-based capital ratio	12.77%	12.40%	8.00%	10.00%

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $500,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis, while remaining “well capitalized,” would be lower than the comparable capital ratios of the Bank because the proceeds from the private placement of the 6% capital notes due on April 1, 2017 do not qualify as equity capital on a consolidated basis.

Results of Operations

Comparison of the Three months Ended March 31, 2013 and 2012

Earnings Summary

Financial had net income including all operating segments of $788,000 for the three months ended March 31, 2013 compared to $360,000 for the comparable period in 2012. The basic and diluted earnings per common share for the three months ended March 31, 2013 were $0.24, compared to basic and diluted earnings per share of $0.11 for the three months ended March 31, 2012.

The increase in net income was due in large part to a decreased provision to the allowance for loan loss reserve as discussed in more detail below (See “Allowance for Loan Losses”) and a decrease in interest expense. The increase was partially offset by an increase in non-interest expense.

These operating results represent an annualized return on stockholders’ equity of 11.02 for the three months ended March 31, 2013, compared with 5.38% for the same period in 2012. The Company had an annualized return on average assets for the three months ended March 31, 2013 of 0.74% and 0.34% for three months ended March 31, 2012.

See Non-Interest Income below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

Interest income decreased to $4,537,000 for the three months ended March 31, 2013 from $4,686,000 for the same period in 2012, a decrease of 3.18%. Interest income decreased primarily because the average rate received on earning assets decreased to 4.69% for the three months ended March 31, 2013 as compared with 4.78% for the comparable period in 2012. The rate on total average earning assets decreased largely because of a decrease in market rates of interest. Although management cannot be certain, management expects that interest rates will remain near historic lows for the remainder of 2013 and may continue to negatively impact our interest income.

Interest expense decreased to $616,000 for the three months ended March 31, 2013 from $820,000 for the same period in 2012, a decrease of 24.88%. This significant decrease in interest expense resulted in large part from a decrease in the rate paid on balances on deposits. The Bank’s average rate paid on deposits was 0.56% during the three month period ended March 31, 2013 as compared to 0.78% for the same period in 2012. This resulted from management’s efforts to minimize the Bank’s interest expense and maximize its net interest margin.

The fundamental source of the Bank’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three months ended March 31, 2013 was $3,921,000 compared with $3,866,000 for the same period in 2012. The increase in net interest income for the three months ended March 31, 2013 as compared with the comparable period in 2012 was due to a decrease in the rate paid on average interest-bearing liabilities as compared to 2012. The net interest margin was 4.06% for the three months ended March 31, 2013, up from 3.94% for the same period a year ago.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I on page 44.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency. Non-interest income exclusive of gains on sales of securities increased to $705,000 for the three months ended March 31, 2013 from $630,000 for the three months ended March 31, 2012. This increase for the three months ended March 31, 2013 as compared to the same period last year was due primarily to increases in mortgage origination fees and service charges, fees, and commissions. Gain on sales of securities increased to $259,000 for the three months ended March 31, 2013 as compared to $41,000 for the comparable period in 2012.

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

Management anticipates that residential mortgage rates will remain near the current historic lows for the remainder of 2013. Management expects that low rates and government-assisted programs such as Home Affordable Refinance Program (HARP) coupled with the Mortgage division’s reputation in Region 2000 will allow us to maintain revenue at the Mortgage division. Because many people able to refinance mortgages have already done so, management expects refinancing activity to decrease. We expect purchase loans to increase.

Revenue from mortgage origination fees increased in the three months period ended March 31, 2013 as compared to the same periods for 2012. Management believes that regulatory pressure may result in a decreased number of competitors to the Mortgage division and this could result in an increase in market share.

Our Investment division provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. The Investment division’s financial impact on our consolidated revenue has been immaterial. Although management cannot predict the financial impact of Investment with certainty, management anticipates the Investment division’s impact on noninterest income will remain immaterial in 2013.

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

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2013 increased to $3,531,000, or 7.52%, from $3,284,000 for the comparable period in 2012. This increase in non-interest expense from the comparable period in 2012 can be attributed in large part to an increase in compensation expense, discussed in more detail in the following paragraph, and professional data and outside expenses. Other real estate expenses consist primarily of insurance, maintenance, real estate taxes, and other expenses related to property ownership.

Total personnel expense was $1,776,000 for the three months period ended March 31, 2013 as compared to $1,503,000 for the same period in 2012. Compensation for some employees of the Mortgage division and the Investment division is commission-based and therefore subject to fluctuation.

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The provision to the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. Based on the application of the loan loss calculation, the Bank provided $235,000 to the allowance for loan loss for the three months ended March 31, 2013 compared to a provision of $750,000 for the comparable period in 2012.

The decrease in the loan loss provision for the three months ended March 31, 2013 as compared to the same periods in 2012 was due to the following factors:

•

The Bank’s asset quality has improved as problem assets, including certain commercial development loans and residential speculative housing construction loans have decreased as the collateral for those loans has been liquidated. Management’s evaluation of these asset classes resulted in the decreased provision in the quarter ended March 31, 2013.

•

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. The analysis resulted in a decrease in the provision for the quarter ended March 31, 2013 as compared to the same quarter in 2012.

•

General reserves related to consumer loans collectively evaluated for impairment have also increased, but this increase has been offset by a dramatic decline net charge-offs from $356,000 for period ended March 31, 2012 to $164,000 for the comparable period in 2013.

Management believes that the current allowance for loan loss of $5,606,000 (or 1.69% of total loans) at March 31, 2013, as compared to $5,535,000 (or 1.70% of total loans) as of December 31, 2012, is adequate.

The following tables summarize the allowance activity for the periods indicated:

2013	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands)
	For the Three Months Ended March 31, 2013
	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:
Beginning Balance	$987	$2,849	$1,057	$642	$5,535
Charge-offs	(19)	(149)	(7)	(11)	(186)
Recoveries	8	—	14	—	22
Provision	(120)	329	77	(51)	235

Ending Balance	856	3,029	1,141	580	5,606

Ending Balance: Individually evaluated for impairment	$176	$1,042	$180	$158	$1,556

Ending Balance: Collectively evaluated for impairment	680	1,987	961	422	4,050

Totals:	$856	$3,029	$1,141	$580	$5,606

Financing Receivables:

Ending Balance: Individually evaluated for impairment	4,063	12,466	757	2,576	19,862

Ending Balance: Collectively evaluated for impairment	53,345	144,446	69,684	43,779	311,254

Totals:	$57,408	$156,912	$70,441	$46,355	$331,116

2012	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands)
	For the Year Ended December 31, 2012
	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:
Beginning Balance	$892	$2,677	$1,486	$557	$5,612
Charge-offs	(739)	(1,061)	(697)	(102)	(2,599)
Recoveries	18	129	77	9	233
Provision	816	1,104	191	178	2,289

Ending Balance	987	2,849	1,057	642	5,535

Ending Balance: Individually evaluated for impairment	$373	$808	$196	$160	$1,537

Ending Balance: Collectively evaluated for impairment	614	2,041	861	482	3,998

Totals:	$987	$2,849	$1,057	$642	$5,535

Financing Receivables:

Ending Balance: Individually evaluated for impairment	3,150	15,035	1,000	3,153	22,338

Ending Balance: Collectively evaluated for impairment	51,934	138,381	69,639	43,165	303,119

Totals:	$55,084	$153,416	$70,639	$46,318	$325,457

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended March 31, (in thousands)
	2013	2012

Balance, beginning of period	$5,535	$5,612
Provision for loan losses	235	750
Loans charged off	(186)	(384)
Recoveries of loans charged off	22	28

Net charge offs	(164)	(356)

Balance, end of period	$5,606	$6,006

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

The increase in the balance in the allowance for loan loss reserve as of March 31, 2013 as compared to December 31, 2012 resulted from provisions being higher than the net charge-offs during the first three months of 2013. The loan loss reserve is determined as discussed above.

Net charge offs decreased to $164,000 for the three months ended March 31, 2013 from $356,000 for the same period in 2012. Charged off loans, which are loans that management deems uncollectible, are written against the loan loss reserve and constitute a realized loss. While a charged off loan may subsequently be collected, such recoveries generally are realized over an extended period of time.

Income Taxes

For the three months ended March 31, 2013, Financial had an income tax expense of $331,000 as compared to $143,000 for the three months ended March 31, 2012. This represents an effective tax rate of 29.58% and 28.43% for the respective periods.

Legislation

Expiration of the FDIC’s Transaction Account Guarantee Program (“TAG”). Temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts under the Dodd-Frank Act expired on December 31, 2012. TAG, which was originally part of the Temporary Liquidity Guarantee Program of 2008, added unlimited insurance coverage to noninterest bearing accounts, regardless of balance. This temporary unlimited coverage was in addition to, and separate from, the general FDIC deposit insurance coverage of up to $250,000 available to depositors. Depending on the perceptions by depositors of the safety and soundness of banking institutions, the termination of the TAG program could result in deposit disintermediation in individual banks and in the banking industry as a whole. As of the date hereof, we have not experienced any material disintermediation.

Net Interest Margin Analysis

Average Balance Sheets

For the Three Months Ended March 31, 2013 and 2012

	2013			2012
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$326,992	$4,154	5.09%	$322,002	$4,218	5.25%
Loans held for sale	964	9	3.74%	774	6	3.11%
Federal funds sold	8,544	7	0.33%	7,425	5	0.27%
Securities (3)	53,003	398	3.01%	61,017	457	3.00%
Federal agency equities	1,410	5	1.42%	1,861	—	—
CBB equity	116	—	—	116	—	—

Total earning assets	391,029	4,573	4.69%	393,195	4,686	4.78%

Allowance for loan losses	(5,561)			(5,749)
Non-earning assets	43,963			38,584

Total assets	$429,431			$426,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$91,069	$53	0.23%	$70,351	$60	0.34%
Savings	137,317	71	0.21%	159,395	145	0.36%
Time deposits	93,018	323	1.39%	90,902	421	1.86%

Total interest bearing deposits	321,404	447	0.56%	320,648	626	0.78%

Other borrowed funds
Repurchase agreements	—	—	—	6,560	15	0.92%
Other borrowings	2,000	19	3.81%	10,000	74	2.97%
Capital Notes	10,000	150	6.00%	7,000	105	6.00%

Total interest-bearing liabilities	333,404	616	0.74%	344,208	820	0.96%

Non-interest bearing deposits	66,595			54,787
Other liabilities	443			217

Total liabilities	400,442			399,212

Stockholders’ equity	28,989			26,818

Total liabilities and Stockholders’ equity	$429,431			$426,030

Net interest income		$3,957			$3,866

Net interest margin			4.06%			3.94%

Interest spread			3.95%			3.82%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

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

There have been no significant changes during the quarter ended March 31, 2013, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2013

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2013

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 10, 2013

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income (unaudited) for the Three months ended March 31, 2013 and 2011; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the Three months ended March 31, 2013 and 2011 (iv) Consolidated Statements of Cash Flows (unaudited) for the Three Months ended March 31, 2013 and 2011 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Three Months ended March 31, 2013 and the Three Months Ended March 31, 2013; (vi) Notes to Unaudited Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: May 10, 2013	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President
(Principal Executive Officer)

Date: May 10, 2013	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting
Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2013

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2013

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 10, 2013

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income (unaudited) for the Three months ended March 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the Three months ended March 31, 2013 and 2012 (iv) Consolidated Statements of Cash Flows (unaudited) for the Three Months ended March 31, 2013 and 2012 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Three Months ended March 31, 2013 and 2012; (vi) Notes to Unaudited Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.