Form 10-Q
period 2013-06-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2013-08-08
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,352,725 shares of Common Stock, par value $2.14 per share, were outstanding at August 8, 2013.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2013 unaudited)

	6/30/2013	12/31/2012
Assets

Cash and due from banks	$16,165	$16,827
Federal funds sold	9,302	24,171

Total cash and cash equivalents	25,467	40,998

Securities held-to-maturity (fair value of $3,322 in 2013 and $3,417 in 2012)	3,063	3,075
Securities available-for-sale, at fair value	43,022	50,294
Restricted stock, at cost	1,428	1,538

Loans, net of allowance for loan losses of $5,475 in 2013 and $5,535 in 2012	331,703	319,922
Loans held for sale	861	904
Premises and equipment, net	8,240	8,340
Software, net	260	252
Interest receivable	1,443	1,557
Cash value - bank owned life insurance	9,082	8,931
Other real estate owned, net of valuation allowance	1,817	2,112
Income taxes receivable	678	624
Deferred tax asset	2,472	1,367
Other assets	1,335	1,467

Total assets	$430,871	$441,381

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$50,745	$66,917
NOW, money market and savings	243,044	239,812
Time	94,999	92,286

Total deposits	388,788	399,015

FHLB borrowings	2,000	2,000
Capital notes	10,000	10,000
Interest payable	68	70
Other liabilities	962	683

Total liabilities	$401,818	$411,768

Stockholders’ equity

Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 3,352,725 as of June 30, 2013 and December 31, 2012	$7,175	$7,175
Additional paid-in capital	22,806	22,806
Accumulated other comprehensive income (loss)	(1,577)	568
Retained earnings (deficit)	649	(936)

Total stockholders’ equity	$29,053	$29,613

Total liabilities and stockholders’ equity	$430,871	$441,381

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Interest Income
Loans	$4,199	$4,178	$8,362	$8,402
Securities
US Government and agency obligations	172	241	362	521
Mortgage backed securities	10	7	14	20
Municipals	141	171	293	325
Dividends	25	25	30	29
Other (Corporates)	12	17	28	23
Federal Funds sold	8	6	15	11

Total interest income	4,567	4,645	9,104	9,331

Interest Expense
Deposits
NOW, money market savings	124	209	248	414
Time Deposits	317	392	640	813
FHLB borrowings	19	75	38	149
Reverse repurchase agreements	—	—	—	15
Capital notes	150	133	300	238

Total interest expense	610	809	1,226	1,629

Net interest income	3,957	3,836	7,878	7,702

Provision for loan losses	55	425	290	1,175

Net interest income after provision for loan losses	3,902	3,411	7,588	6,527

Other operating income
Mortgage fee income	340	289	659	515
Service charges, fees and commissions	325	311	628	594
Increase in cash value of life insurance	76	82	151	164
Other	29	32	37	71
Gain on sale of available-for-sale securities	135	129	394	170

Total other operating income	905	843	1,869	1,514

Other operating expenses
Salaries and employee benefits	1,726	1,546	3,502	3,049
Occupancy	285	291	590	577
Equipment	240	245	501	498
Supplies	93	103	183	216
Professional, data processing, and other outside expense	569	518	1,130	1,016
Marketing	95	145	181	249
Credit expense	64	56	119	112
Other real estate expenses	261	274	340	322
FDIC insurance expense	143	144	287	288
Other	195	237	369	516

Total other operating expenses	3,671	3,559	7,202	6,843

Income before income taxes	1,136	695	2,255	1,198

Income tax expense	339	209	670	352

Net Income	$797	$486	$1,585	$846

Weighted average shares outstanding - basic	3,352,725	3,342,415	3,352,725	3,342,415

Weighted average shares outstanding - diluted	3,353,141	3,343,250	3,353,002	3,342,833

Income per common share - basic	$0.24	$0.15	$0.47	$0.25

Income per common share - diluted	$0.24	$0.15	$0.47	$0.25

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Three and Six months ended June 30, 2013 and 2012

(dollar amounts in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$797	$486	$1,585	$846

Other comprehensive income (loss):

Unrealized (losses) gains on securities available-for-sale net of deferred taxes of $838 and $(444) for the three month periods and $971 and $(389) for the six month periods ended June 30, 2013 and 2012	(1,627)	862	(1,885)	760

Reclassification adjustment for gains included in net income, net of taxes of $46 and $44 for the three month periods and $134 and $58 for the six month periods ended June 30, 2013 and 2012	(89)	(85)	(260)	(112)

Other comprehensive income (loss), net of tax	(1,716)	777	(2,145)	648

Comprehensive income (loss)	$(919)	$1,263	$(560)	$1,494

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months ended June 30, 2013 and 2012

(dollar amounts in thousands) (unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities
Net Income	$1,585	$846

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	354	334
Net amortization and accretion of premiums and discounts on securities	183	299
(Gain) on sale of available for sale securities	(394)	(170)
Provision for loan losses	290	1,175
Loss on sale of other real estate owned	9	81
Impairment of other real estate owned	284	200
Decrease (increase) in loans held-for-sale	43	(730)
(Increase) in cash value of life insurance	(151)	(164)
Decrease in interest receivable	114	81
Decrease in other assets	132	309
(Increase) in income taxes payable	(54)	(22)
(Decrease) in interest payable	(2)	(4)
Increase (decrease) in other liabilities	279	(325)

Net cash provided by operating activities	$2,672	$1,910

Cash flows from investing activities
Proceeds from maturities and calls of securities held to maturity	$—	$5,000
Purchases of securities available for sale	(17,314)	(25,400)
Proceeds from maturities, calls and paydowns of securities available for sale	2,113	10,488
Proceeds from sale of securities available for sale	19,446	8,472
Redemption of Federal Home Loan Bank stock	110	61
Proceeds from sale of other real estate owned	493	2,088
Improvements to other real estate owned	—	(5)
Origination of loans, net of principal collected	(12,562)	(3,011)
Purchases of premises and equipment	(262)	(260)

Net cash (used in) investing activities	$(7,976)	$(2,567)

Cash flows from financing activities
Net (decrease) increase in deposits	$(10,227)	$10,355
Net (decrease) in repurchase agreements	—	(8,379)
Payoff of 6% senior capital notes due 4/1/2012	—	(7,000)
Proceeds from issuance of 6% senior capital notes due 4/1/2017	—	9,627

Net cash (used in) provided by financing activities	$(10,227)	$4,603

(Decrease) increase in cash and cash equivalents	(15,531)	3,946

Cash and cash equivalents at beginning of period	$40,998	$23,340

Cash and cash equivalents at end of period	$25,467	$27,286

Non cash transactions
Transfer of loans to foreclosed assets	$491	$1,434
Fair value adjustment for securities	(3,250)	979

Cash transactions
Cash paid for interest	$1,228	$1,633
Cash paid for taxes	724	370

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands) (unaudited)

	Total Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2011	3,342,415	$7,152	$22,775	$(3,068)	$(54)	$26,805

Net Income	—	—	—	846	—	846

Other Comprehensive Income	—	—	—	—	648	648

Balance at June 30, 2012	3,342,415	$7,152	$22,775	$(2,222)	$594	$28,299

Balance at December 31, 2012	3,352,725	$7,175	$22,806	$(936)	$568	29,613

Net Income	—	—	—	1,585	—	1,585

Other Comprehensive Loss	—	—	—	—	(2,145)	(2,145)

Balance at June 30, 2013	3,352,725	$7,175	$22,806	$649	$(1,577)	$29,053

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2012. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2012 included in Financial’s Annual Report on Form 10-K. Results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The Company’s primary market area consists of the area commonly referred to as Region 2000 which encompasses the seven jurisdictions of the Town of Altavista, Amherst County, Appomattox County, the Town of Bedford, Bedford County, Campbell County, and the City of Lynchburg.

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

Note 3 – Earnings Per Share

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of 1999 Financial (the “1999 Plan”) are considered dilutive. The following is a summary of the earnings per share calculation for the three and six months ended June 30, 2013 and 2012.

Note 3 – Earnings Per Share (continued)

	Three months ended		Year to date
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$797,000	$486,000	$1,585,000	$846,000

Weight average number of shares	3,352,725	3,342,415	3,352,725	3,342,415
Options affect of incremental shares	416	835	277	418

Weighted average diluted shares	3,353,141	3,343,250	3,353,002	3,342,833

Basic EPS (weighted avg shares)	$0.24	$0.15	$0.47	$0.25

Diluted EPS (Including Option Shares)	$0.24	$0.15	$0.47	$0.25

The following table sets forth the incremental shares associated with option shares that were not included in calculating the diluted earnings because their effect was anti-dilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Incremental shares excluded from calculating diluted EPS because their effect was anti-dilutive	169,600	175,847	169,600	216,492

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Note 4 – Stock Based Compensation (continued)

Stock option plan activity for the six months ended June 30, 2013 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value

Options outstanding, January 1, 2013	175,366	$9.66

Granted	—	—

Exercised	—	—

Forfeited	—	$—

Options outstanding, June 30, 2013	175,366	9.66	1.5	$7,092

Options exercisable, June 30, 2013	175,366	$9.66	1.5	$7,902

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

Note 5 – Fair Value Measurements (continued)

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period.

		Carrying Value at June 30, 2013
Description	Balance as of June 30, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$3,736	$—	$3,736	$—
US agency obligations	17,479	—	17,479
Mortgage-backed securities	3,745	—	3,745	—
Municipals	16,171	—	16,171	—
Other (corporates)	1,891	—	1,891	—

Total available-for-sale securities	$43,022	$—	$43,022	$—

		Carrying Value at December 31, 2012
Description	Balance as of December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US agency obligations	$23,069	$—	$23,069	$—
Mortgage-backed securities	1,812	—	1,812	—
Municipals	22,804		22,804
Other (corporates)	2,609	—	2,609	—

Total available-for-sale securities	$50,294	$—	$50,294	$—

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

Note 5 – Fair Value Measurements (continued)

Loans held for sale

Loans held for sale are carried at estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended June 30, 2013. Gains and losses on the sale of loans are recorded within mortgage fee income on the Consolidated Statements of Income.

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

		Carrying Value at June 30, 2013
Description	Balance as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$5,730	$—	$—	$5,730
Loans held for sale	861	—	861	—
Other real estate owned	1,817	—	—	1,817

*	Includes loans charged down during the quarter to the net realizable value of the collateral.

		Carrying Value at December 31, 2012
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$6,836	$—	$—	$6,836
Loans held for sale	904	—	904	—
Other real estate owned	2,112	—	—	2,112

*	Includes loans charged down during the quarter to the net realizable value of the collateral.

Note 5 – Fair Value Measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2013 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$5,730	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

OREO	1,817	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2012 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$6,836	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

OREO	2,112	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

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

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at June 30, 2013 and December 31, 2012 and therefore are not included in the table below.

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows (in thousands):

		Fair Value Measurements at June 30, 2013 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$16,165	$16,165	$—	$—	$16,165
Federal funds sold	9,302	9,302	—	—	9,302
Securities
Available-for-sale	43,022	—	43,022	—	43,022
Held-to-maturity	3,063	—	3,322	—	3,322
Loans, net	331,703	—	—	342,550	342,550
Loans held for sale	861	—	861	—	861
Interest receivable	1,443	—	1,443	—	1,443
BOLI	9,082	—	9,082	—	9,082

Liabilities
Deposits	$388,788	$—	$386,572	$—	$386,572
FHLB borrowings	2,000	—	2,024	—	2,024
Capital notes	10,000	—	10,122	—	10,122
Interest payable	68	—	68	—	68

		Fair Value Measurements at December 31, 2012 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$16,827	$16,827	$—	$—	$16,827
Federal funds sold	24,171	24,171	—	—	24,171
Securities
Available-for-sale	50,294	—	50,294	—	50,294
Held-to-maturity	3,075	—	3,417	—	3,417
Loans, net	319,922	—	—	330,863	330,863
Loans held for sale	904	—	904	—	904
Interest receivable	1,557	—	1,557	—	1,557
BOLI	8,931	—	8,931	—	8,931

Liabilities
Deposits	$399,015	$—	$400,212	$—	$400,212
FHLB borrowings	2,000	—	2,160	—	2,160
Capital notes	10,000	—	10,006	—	10,006
Interest payable	70	—	70	—	70

Note 5 – Fair Value Measurements (continued)

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

Note 6 – Capital Notes

During the third quarter of 2012, Financial closed the private placement of unregistered debt securities (the “2012 Offering”) pursuant to which Financial issued $10,000,000 in principal of notes (the “2012 Notes”). The 2012 Notes have not been and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The 2012 Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. The notes mature on April 1, 2017, but are subject to prepayment in whole or in part on or after April 1, 2013 at Financial’s sole discretion on 30 days written notice to the holders. Financial used $7,000,000 of the proceeds from the 2012 Offering in April 2012 to pay, on maturity, the principal due on notes issued in 2009.

Note 7 – Investments

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of June 30, 2013 and December 31, 2012 (amounts in thousands):

		June 30, 2013
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$3,063	$259	$—	$3,322

Available-for-Sale
US Treasuries	$3,903	$—	$(167)	$3,736
US agency obligations	18,897	—	(1,418)	17,479
Mortgage-backed securities	3,734	11	—	3,745
Municipals	16,864	72	(765)	16,171
Other	2,012	—	(121)	1,891

	$45,410	$83	$(2,471)	$43,022

		December 31, 2012
	Amortized	Gross Unrealized		Fair Value
	Costs	Gains	(Losses)
Held-to-Maturity
US agency obligations	$3,075	$342	$—	$3,417

Available-for-Sale
US agency obligations	$22,980	$184	$(95)	$23,069
Mortgage-backed securities	1,805	7	—	1,812
Municipals	22,099	780	(75)	22,804
Other	2,548	61	—	2,609

	$49,432	$1,032	$(170)	$50,294

Note 7 – Investments (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
June 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
US Treasuries	$3,736	$167	$—	$—	$3,736	$167
U.S. agency obligations	15,480	1,418	—	—	15,480	1,418
Municipals	12,211	765	—	—	12,211	765
Other	1,891	121	—	—	1,891	121

Total	$33,318	$2,471	$—	$—	$33,318	$2,471

	Less than 12 months		More than 12 months		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$9,116	$95	$—	$—	$9,116	$95
Municipals	1,879	75	—	—	1,879	75

Total	$10,995	$170	$—	$—	$10,995	$170

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

At June 30, 2013, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of June 30, 2013, the Bank owned 37 securities that were being evaluated for other than temporary impairment. Ten of these securities were S&P rated AAA, 26 were S&P rated AA, and one was S&P rated A. As of June 30, 2013, 12 of these securities were direct obligations of the U.S. government or government sponsored entities, 22 were municipal issues, and three were publicly traded U.S. corporations.

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

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three and six months ended June 30, 2013 and 2012 was as follows (dollars in thousands):

Business Segments

	Community Banking	Mortgage	Total
Six months ended June 30, 2013
Net interest income	$7,878	$—	$7,878
Provision for loan losses	290	—	290

Net interest income after provision for loan losses	7,588	—	7,588
Noninterest income	1,210	659	1,869
Noninterest expenses	6,683	519	7,202

Income before income taxes	2,115	140	2,255
Income tax expense	623	47	670

Net income	$1,492	$93	$1,585

Total assets	$429,937	$934	$430,871

Six months ended June 30, 2012
Net interest income	$7,702	$—	$7,702
Provision for loan losses	1,175	—	1,175

Net interest income after provision for loan losses	6,527	—	6,527
Noninterest income	999	515	1,514
Noninterest expenses	6,407	436	6,843

Income before income taxes	1,119	79	1,198
Income tax expense	325	27	352

Net income	$794	$52	$846

Total assets	$431,967	$1,237	$433,204

	Community Banking	Mortgage	Total
Three months ended June 30, 2013
Net interest income	$3,957	$—	$3,957
Provision for loan losses	55	—	55

Net interest income after provision for loan losses	3,902	—	3,902
Noninterest income	565	340	905
Noninterest expenses	3,405	266	3,671

Income before income taxes	1,062	74	1,136
Income tax expense	314	25	339

Net income	$748	$49	$797

Total assets	$429,937	$934	$430,871

Three months ended June 30, 2012
Net interest income	$3,836	$—	$3,836
Provision for loan losses	425	—	425

Net interest income after provision for loan losses	3,411	—	3,411
Noninterest income	554	289	843
Noninterest expenses	3,318	241	3,559

Income before income taxes	647	48	695
Income tax expense	193	16	209

Net income	$454	$32	$486

Total assets	$431,967	$1,237	$433,204

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

Loan Segments:		Loan Classes:
	Commercial		Commercial and industrial loans
	Commercial real estate		Commercial mortgages – owner occupied
Commercial mortgages – non-owner occupied
Commercial construction
	Consumer		Consumer unsecured
Consumer secured
	Residential		Residential mortgages
Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	June 30, 2013	December 31, 2012

Commercial	$59,623	$55,084
Commercial real estate	161,495	153,416
Consumer	70,567	70,639
Residential	45,493	46,318

Total loans	337,178	325,457

Less allowance for loan losses	5,475	5,535

Net loans	$331,703	$319,922

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

Note 9 – Loans, allowance for loan losses and OREO (continued)

Financing Receivables on Non-Accrual Status (dollars in thousands)
	As of
	June 30, 2013	December 31, 2012
Commercial	$1,876	$2,100
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	1,431	1,431
Commercial Mortgages-Non-Owner Occupied	866	853
Commercial Construction	726	849
Consumer
Consumer Unsecured	—	—
Consumer Secured	—	—
Residential:
Residential Mortgages	115	1,113
Residential Consumer Construction	—	—

Totals	$5,014	$6,346

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. OREO decreased to $1,817,000 on June 30, 2013 from $2,112,000 on December 31, 2012. The following table represents the changes in OREO balance during the six months ended June 30, 2013.

OREO Changes (dollars in thousands)
Six Months ended June 30, 2013
Balance at the beginning of the year (net)	$2,112
Transfers from loans	491
Capitalized costs	—
Writedowns	(284)
Sales proceeds	(493)
(Loss) on disposition	(9)

Balance at the end of the period (net)	$1,817

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans (dollars in thousands)
	For the Six Months Ended June 30, 2013
2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:

Commercial	$1,528	$1,677	$—	$2,029	$21
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,781	2,832	—	2,687	57
Commercial Mortgage Non-Owner Occupied	3,290	3,291	—	4,830	81
Commercial Construction	627	627	—	684	18
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	741	740	—	605	3
Residential
Residential Mortgages	738	776	—	1,438	22
Residential Consumer Construction	—	—	—	—	—

With An Allowance Recorded:

Commercial	$2,520	$2,723	$628	$1,570	$38
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,032	1,353	196	2,352	27
Commercial Mortgage Non-Owner Occupied	768	768	139	804	21
Commercial Construction	726	994	265	775	—
Consumer
Consumer Unsecured	1	1	1	1	—
Consumer Secured	166	166	162	348	6
Residential
Residential Mortgages	1,282	1,282	166	1,149	44
Residential Consumer Construction	—	—	—	—	—

Totals:

Commercial	$4,048	$4,400	$628	$3,599	$59
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,813	4,185	196	5,039	84
Commercial Mortgage Non-Owner Occupied	4,058	4,059	139	5,634	102
Commercial Construction	1,353	1,621	265	1,459	18
Consumer
Consumer Unsecured	1	1	1	1	—
Consumer Secured	907	906	162	953	9
Residential
Residential Mortgages	2,020	2,058	166	2,587	66
Residential Consumer Construction	—	—	—	—	—

	$16,200	$17,230	$1,557	$19,272	$338

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans (dollars in thousands)
	For the Year Ended December 31, 2012
2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$2,530	$2,683	$—	$2,944	$30
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,592	2,754	—	2,402	167
Commercial Mortgage Non-Owner Occupied	6,369	6,528	—	5,625	330
Commercial Construction	740	742	—	922	52
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	469	554	—	381	34
Residential
Residential Mortgages	2,138	2,263	—	1,500	112
Residential Consumer Construction	—	—	—	—	—

With An Allowance Recorded:
Commercial	$620	$780	$373	$1,794	$42
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,671	3,869	525	3,094	226
Commercial Mortgage Non-Owner Occupied	840	842	189	1,715	42
Commercial Construction	823	1,048	94	1,262	2
Consumer
Consumer Unsecured	1	1	1	1	—
Consumer Secured	530	530	195	736	35
Residential
Residential Mortgages	1,015	1,303	160	1,469	42
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$3,150	$3,463	$373	$4,738	$72
Commercial Real Estate
Commercial Mortgages-Owner Occupied	6,263	6,623	525	5,496	393
Commercial Mortgage Non-Owner Occupied	7,209	7,370	189	7,340	372
Commercial Construction	1,563	1,790	94	2,184	54
Consumer
Consumer Unsecured	1	1	1	1	—
Consumer Secured	999	1,084	195	1,117	69
Residential
Residential Mortgages	3,153	3,566	160	2,969	154
Residential Consumer Construction	—	—	—	—	—

	$22,338	$23,897	$1,537	$23,845	$1,114

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Credit Losses and Recorded Investment in Financing Receivables
	(dollars in thousands)
	For the Six Months Ended June 30, 2013
2013	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:
Beginning Balance	$987	$2,849	$1,057	$642	$5,535
Charge-offs	(19)	(321)	(89)	(28)	(457)
Recoveries	18	39	50	—	107
Provision	303	10	42	(65)	290

Ending Balance	1,289	2,577	1,060	549	5,475

Ending Balance: Individually evaluated for impairment	$628	$600	$163	$166	$1,557

Ending Balance: Collectively evaluated for impairment	661	1,977	897	383	3,918

Totals:	$1,289	$2,577	$1,060	$549	$5,475

Financing Receivables:

Ending Balance: Individually evaluated for impairment	4,048	9,224	908	2,020	16,200

Ending Balance: Collectively evaluated for impairment	55,575	152,271	69,659	43,473	320,978

Totals:	$59,623	$161,495	$70,567	$45,493	$337,178

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands) For the Year Ended December 31, 2012
2012	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:
Beginning Balance	$892	$2,677	$1,486	$557	$5,612
Charge-offs	(739)	(1,061)	(697)	(102)	(2,599)
Recoveries	18	129	77	9	233
Provision	816	1,104	191	178	2,289

Ending Balance	$987	$2,849	$1,057	$642	$5,535

Ending Balance: Individually evaluated for impairment	$373	$808	$196	$160	$1,537

Ending Balance: Collectively evaluated for impairment	614	2,041	861	482	3,998

Totals:	$987	$2,849	$1,057	$642	$5,535

Financing Receivables:

Ending Balance: Individually evaluated for impairment	$3,150	$15,035	$1,000	$3,153	$22,338

Ending Balance: Collectively evaluated for impairment	51,934	138,381	69,639	43,165	303,119

Totals:	$55,084	$153,416	$70,639	$46,318	$325,457

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Financing Receivables as of June 30, 2013 (dollars in thousands)
2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days & Accruing
Commercial	$1,808	$—	$1,877	$3,685	$55,938	$59,623	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	780	—	1,431	2,211	59,870	62,081	—
Commercial Mortgages-Non-Owner Occupied	957	402	—	1,359	87,785	89,144	—
Commercial Construction	—	—	726	726	9,544	10,270	—
Consumer:
Consumer Unsecured	2	—	—	2	3,814	3,816	—
Consumer Secured	101	87	—	188	66,563	66,751	—
Residential:
Residential Mortgages	299	115	—	414	39,483	39,897	—
Residential Consumer Construction	—	—	—	—	5,596	5,596	—

Total	$3,947	$604	$4,034	$8,585	$328,593	$337,178	$—

	Age Analysis of Past Due Financing Receivables as of December 31, 2012 (dollars in thousands)
2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days & Accruing
Commercial	$223	$14	$2,100	$2,337	$52,747	$55,084	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	351	—	168	519	59,412	59,931	—
Commercial Mortgages-Non-Owner Occupied	559	50	853	1,462	82,654	84,116	—
Commercial Construction	547	—	849	1,396	7,973	9,369	—
Consumer:
Consumer Unsecured	2	8	—	10	3,494	3,504	—
Consumer Secured	193	—	—	193	66,942	67,135	—
Residential:
Residential Mortgages	590	68	472	1,130	40,290	41,420	—
Residential Consumer Construction	—	—	—	—	4,898	4,898	—

Total	$2,465	$140	$4,442	$7,047	$318,410	$325,457	$—

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Credit Loss Disclosures Credit Quality Information - by Class June 30, 2013 (dollars in thousands)
2013	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$52,761	$2,514	$240	$4,108	$—	$59,623
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	54,184	3,959	100	3,662	176	62,081
Commercial Mortgages-Non Owner Occupied	80,814	2,667	1,256	4,369	38	89,144
Commercial Construction	8,375	542	—	1,353	—	10,270
Consumer
Consumer Unsecured	3,815	—	—	1	—	3,816
Consumer Secured	64,186	1,145	227	1,193	—	66,751
Residential:
Residential Mortgages	36,530	603	373	2,391	—	39,897
Residential Consumer Construction	5,596	—	—	—	—	5,596

Totals	$306,261	$11,430	$2,196	$17,077	$214	$337,178

	Credit Loss Disclosures Credit Quality Information - by Class December 31, 2012 (dollars in thousands)
2012	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$49,162	$1,422	$1,350	$3,150	$—	$55,084
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	49,717	2,952	1,000	6,262	—	59,931
Commercial Mortgages-Non Owner Occupied	72,120	2,212	2,576	7,208	—	84,116
Commercial Construction	7,806	—	—	1,563	—	9,369
Consumer
Consumer Unsecured	3,503	—	—	1	—	3,504
Consumer Secured	63,948	1,343	867	977	—	67,135
Residential:
Residential Mortgages	37,784	—	483	3,153	—	41,420
Residential Consumer Construction	4,898	—	—	—	—	4,898

Totals	$288,938	$7,929	$6,276	$22,314	$—	$325,457

Note 9 – Loans, allowance for loan losses and OREO (continued)

There were no loan modifications that would have been classified as Troubled Debt Restructurings (TDR) during the three and six months ended June 30, 2013 and 2012.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three and six months ended June 30, 2013.

The following table describes TDRs that defaulted within 12 months of the modification during the three and six months ended June 30, 2012.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived

Note 11 – Recent accounting pronouncements (continued)

intangible asset for impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

The Bank is a Virginia banking corporation headquartered in Lynchburg, Virginia. The Bank was incorporated under the laws of the Commonwealth of Virginia as a state chartered bank in 1998 and began banking operations in July 1999. The Bank was organized to engage in general retail and commercial banking business. The Bank is a community-oriented financial institution that provides varied banking services to individuals, small and medium-sized businesses, and professional concerns in the Central Virginia, Region 2000 area, which encompasses the seven jurisdictions of the Town of Altavista, Amherst County, Appomattox County, the Town of Bedford, Bedford County, Campbell County, and the City of Lynchburg. The Bank strives to provide its customers with products comparable to statewide regional banks located in its market area, while maintaining the prompt response time and level of service of a community bank. Management believes this operating strategy has particular appeal in the Bank’s market area.

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

The Bank now services its banking customers through the following nine full service branch locations in the Region 2000 area.

•	The main office located at 828 Main Street in Lynchburg (opened October 2004) (the “Main Street Office”),

•	A branch located at 615 Church Street in Lynchburg (opened July 1999) (the “Church Street Branch”),

•	A branch located at 5204 Fort Avenue in Lynchburg (opened November 2000) (the “Fort Avenue Branch”),

•	A branch located on South Amherst Highway in Amherst County (opened June 2002) (the “Madison Heights Branch”),

•	A branch located at 17000 Forest Road in Forest (opened February 2005) (the “Forest Branch”),

•	A branch located at 4935 Boonsboro Road, Suites C and D in Lynchburg (opened April 2006) (the “Boonsboro Branch”),

•	A branch located at 164 South Main Street, Amherst, Virginia (opened January 2007) (the “Amherst Branch”),

•	A branch located at 1405 Ole Dominion Boulevard in the Town of Bedford, Virginia, located off of Independence Boulevard (opened October 2008) (the “Bedford Branch”), and

•	A branch located at 1110 Main Street, Altavista, Virginia (relocated from temporary branch in June 2009) (the “Altavista Branch”).

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

Appomattox, Virginia. In July, 2013 the Bank purchased certain real property located near the intersection of Confederate Boulevard and Moses Avenue for future branch expansion. The Bank has not determined when it will open a branch at this location.

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

June 30, 2013 (in thousands)
Commitments to extend credit	$62,229
Letters of Credit	2,230

Total	$64,459

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of June 30, 2013 and December 31, 2012 and the results of operations of Financial for the three and six month periods ended June 30, 2013 and 2012. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

June 30, 2013 as Compared to December 31, 2012

Total assets were $430,871,000 on June 30, 2013 compared with $441,381,000 at December 31, 2012, a decrease of 2.38%. Total assets as of December 31, 2012 temporarily increased because of several deposits to professional settlement accounts related to end-of-the-year real estate and business closings. The decrease as of June 30, 2013 reflects the expected disbursements from these accounts, which reflects the primary reason for the decrease. This led to a decrease in deposits and a corresponding decrease in Federal Funds sold. The Bank also had a slight decrease in its securities portfolio.

Total deposits decreased from $399,015,000 as of December 31, 2012 to $388,788,000 on June 30, 2013, a decrease of 2.56%. Total deposits decreased for the reasons set forth in the prior paragraph.

Total loans, excluding loans held for sale, increased to $337,178,000 on June 30, 2013 from $325,457,000 on December 31, 2012. Loans, net of unearned income and allowance, increased to $331,703,000 on June 30, 2013 from $319,922,000 on December 31, 2012, an increase of 3.68%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	June 30, 2013		December 31, 2012
	Amount	Percentage	Amount	Percentage
Commercial	$59,623	17.69%	$55,084	16.93%
Commercial Real Estate	161,495	47.89%	153,416	47.13%
Consumer	70,567	20.92%	70,639	21.71%
Residential	45,493	13.50%	46,318	14.23%

Total loans	$337,178	100.00%	$325,457	100.00%

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned (“OREO”) decreased to $6,831,000 on June 30, 2013 from

$8,458,000 on December 31, 2012. This decrease was due to a decrease in both non-accrual (or nonperforming) loans and a slight decrease in OREO. Non-accrual loans decreased 20.99% to $5,014,000 on June 30, 2013 from $6,346,000 on December 31, 2012. As discussed in more detail below under “Results of Operations—Allowance for Loan Losses”, management has provided for the anticipated losses on these loans in the loan loss reserve. If interest on non-accrual loans had been accrued, such interest on a cumulative basis would have approximated $1,067,000 and $862,000 as of June 30, 2013 and December 31, 2012, respectively. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the non-performing loan totals listed above.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure, deeds in lieu of foreclosure or repossession. On December 31, 2012, the Bank was carrying 17 OREO properties on its books at a value of $2,112,000. During the six months ended June 30, 2013, the Bank acquired 9 additional OREO properties and disposed of 5 OREO properties, and as of June 30, 2013 the Bank is carrying 21 OREO properties at a value of $1,817,000. The OREO properties are available for sale and are being actively marketed on the Bank’s website and through other means.

The Bank had loans in the amount of $567,000 at June 30, 2013 classified as performing Troubled Debt Restructurings (“TDRs”) as compared to $572,000 at December 31, 2012. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

Cash and cash equivalents decreased to $25,467,000 on June 30, 2013 from $40,998,000 on December 31, 2012. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). This decrease is in large part due to the decrease in Federal funds sold resulting from the decrease in deposits as explained above. Cash and cash equivalents can vary due to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, both of which are subject to fluctuations.

Securities held-to-maturity decreased to $3,063,000 on June 30, 2013 from $3,075,000 on December 31, 2012. Securities available-for-sale decreased to $43,022,000 on June 30, 2013, from $50,294,000 December 31, 2012. During the six months ended June 30, 2013 the Bank received $2,113,000 in proceeds from maturities and/or calls of securities available-for-sale and $19,446,000 in proceeds from the sale of securities available-for-sale. The Bank purchased $17,314,000 in securities available-for sale during the same period. The decrease from December 31, 2012 in securities available-for-sale was primarily due to the liquidation of securities in anticipation of funding loan growth.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $620,000 at June 30, 2013 and $730,000 at December 31, 2012, a decrease of $110,000. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At June 30, 2013, Financial, on a consolidated basis, had liquid assets of $68,489,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold and available-for-sale investments. Management believes that liquid assets were adequate at June 30, 2013. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, the Bank has the ability to purchase federal funds on the open market and borrow from the Federal Reserve Bank’s discount window, if necessary.

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

At June 30, 2013, the Bank had a leverage ratio of 8.88%, a Tier 1 risk-based capital ratio of 11.58% and a total risk-based capital ratio of 12.83%. As of June 30, 2013 and December 31, 2012 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of June 30, 2013 and December 31, 2012:

Bank Level Only Capital Ratios

Analysis of Capital (in 000’s)	June 30, 2013	December 31, 2012

Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	19,325	19,325
Retained earnings	14,855	13,006

Total Tier 1 capital	$37,922	$36,073

Tier 2 capital
Allowance for loan losses	$4,111	$4,064

Total Tier 2 capital:	$4,111	$4,064

Total risk-based capital	$42,033	$40,137

Risk weighted assets	$327,524	$323,655
Average total assets	$427,039	$428,851

	Actual		Regulatory Benchmarks
	June 30, 2013	December 31, 2012	For Capital Adequacy Purposes	For Well Capitalized Purposes
Capital Ratios:
Tier 1 capital to average total assets	8.88%	8.41%	4.00%	5.00%
Tier 1 risk-based capital ratio	11.58%	11.15%	4.00%	6.00%
Total risk-based capital ratio	12.83%	12.40%	8.00%	10.00%

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2013 and 2012

Earnings Summary

Financial had net income including all operating segments of $797,000 and $1,585,000 for the three and six months ended June 30, 2013 compared to $486,000 and $846,000 for the comparable periods in 2012. The basic and diluted earnings per common share for the three and six months ended June 30, 2013 were $0.24 and $0.47, compared to basic and diluted earnings per share of $0.15 and $0.25 for the three and six months ended June 30, 2012.

The increase in net income was due in large part to a decreased provision to the allowance for loan loss reserve as discussed in more detail below (See “Allowance for Loan Losses”) and a decrease in interest expense. The increase was partially offset by an increase in non-interest expense, which included a write-down in OREO properties in the amount of $284,000.

These operating results represent an annualized return on stockholders’ equity of 10.74% and 10.88% for the three and six months ended June 30, 2013, compared with 7.18% and 6.28% for the same periods in 2012. The Company had an annualized return on average assets for the three and six months ended June 30, 2013 of 0.75% and 0.74% compared with 0.45% and 0.40% for the three and six months ended June 30, 2012.

See “Non-Interest Income” below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

Interest income decreased to $4,567,000 and $9,104,000 for the three and six months ended June 30, 2013 from $4,645,000 and $9,331,000 for the same periods in 2012, decreases of 1.68% and 2.43%, respectively. Interest income decreased primarily because the average rate received on earning assets decreased to 4.66% and 4.67% for the three and six months ended June 30, 2013 as compared with 4.73% and 4.76% for the comparable periods in 2012. The rate on total average earning assets decreased largely because of a decrease in market rates of interest. Although market interest rates recently have increased slightly, management expects that interest rates will remain near historic lows for the remainder of 2013 and may continue to negatively impact our interest income.

Interest expense decreased to $610,000 and $1,226,000 for the three and six months ended June 30, 2013 from $809,000 and $1,629,000 for the same periods in 2012, decreases of 24.60% and 24.74%, respectively. This significant decrease in interest expense resulted in large part from a decrease in the rate paid on balances on deposits. The Bank’s average rate paid on deposits was 0.55% and 0.55% during the three and six month periods ended June 30, 2013 as compared to 0.74% and 0.76% for the same periods in 2012. This resulted from management’s efforts to minimize the Bank’s interest expense and maximize its net interest margin.

The fundamental source of the Bank’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and six months ended June 30, 2013 was $3,957,000 and $7,878,000 compared with $3,836,000 and $7,702,000 for the same periods in 2012. The increase in net interest income for the three and six months ended June 30, 2013 as compared with the comparable periods in 2012 was due to a decrease in the rate paid on average interest-bearing liabilities as compared to 2012. The net interest margin was 4.10% for the both three and six months ended June 30, 2013, up from 3.91% and 3.95% for the same periods a year ago.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I on page 44.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency. Non-interest income exclusive of gains on sales of securities increased to $770,000 and $1,475,000 for the three and six months ended June 30, 2013 from $714,000 and $1,344,000 for the three and six months ended June 30, 2013. This increase for the three and six months ended June 30, 2013 as compared to the same periods last year was due primarily to increases in mortgage origination fees and service charges, fees, and commissions. Gain on sales of securities increased to $135,000 and $394,000 for the three and six months ended June 30, 2013 from $129,000 and $170,000 for the comparable periods in 2012.

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

Despite the recent increase in rates, management anticipates that residential mortgage rates will remain near the current historic lows for the remainder of 2013. Management expects that low rates and government-assisted programs such as Home Affordable Refinance Program (HARP) coupled with the Mortgage division’s reputation in Region 2000 will allow us to maintain revenue at the Mortgage division. Because many people able to refinance mortgages have already done so, management expects refinancing activity to decrease. As a result of the rising interest rates, management expects that loans for home purchases (as opposed to refinances) will constitute the majority of mortgage originations.

Revenue from mortgage origination fees increased in the three and six month periods ended June 30, 2013 as compared to the same periods for 2012. Management believes that regulatory pressure may result in a decreased number of competitors to the Mortgage division and this could result in an increase in market share.

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

Non-Interest Expense

Non-interest expense for the three and six months ended June 30, 2013 increased to $3,671,000 and $7,202,000, or 3.15% and 5.25%, from $3,559,000 and $6,843,000 for the comparable periods in 2012. This increase in non-interest expense from the comparable period in 2012 can be attributed in large part to an increase in compensation expense, discussed in more detail in the following paragraph, and professional data and outside expenses. Other real estate expenses consist primarily of insurance, maintenance, real estate taxes, and other expenses related to property ownership.

Total personnel expense was $1,726,000 and $3,502,000 for the three and six month periods ended June 30, 2013 as compared to $1,546,000 and $3,049,000 for the same periods in 2012. Compensation for some employees of the Mortgage division and the Investment division is commission-based and therefore subject to fluctuation.

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The provision to the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. Based on the application of the loan loss calculation, the Bank provided $55,000 and $290,000 to the allowance for loan loss for the three and six months ended June 30, 2013 compared to provisions of $425,000 and $1,175,000 for the comparable period in 2012, representing decreases of 87.06% and 75.32%, respectively.

The decrease in the loan loss provision for the three months ended June 30, 2013 as compared to the same periods in 2012 was due to the following factors:

•

The Bank’s asset quality has improved as problem assets, including certain commercial loans and residential speculative housing construction loans have decreased as the collateral for those loans has been liquidated or the loans have been paid off. Management’s evaluation of these asset classes resulted in the decreased provision in the quarter ended June 30, 2013.

•

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. The analysis resulted in a decrease in the provision for the quarter ended June 30, 2013 as compared to the same quarter in 2012.

•

General reserves related to consumer loans collectively evaluated for impairment have also increased, but this increase has been offset by a dramatic decline in charge-offs from $847,000 and $1,231,000 for the three and six month periods ended June 30, 2012 to $271,000 and $457,000 for the comparable periods in 2013.

Management believes that the current allowance for loan loss of $5,475,000 (or 1.62% of total loans) at June 30, 2013, as compared to $5,535,000 (or 1.70% of total loans) as of December 31, 2012, is adequate.

The following tables summarize the allowance activity for the periods indicated:

	Allowance for Credit Losses and Recorded Investment in Financing Receivables
	(dollars in thousands)
	For the Six Months Ended June 30, 2013
2013	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:
Beginning Balance	$987	$2,849	$1,057	$642	$5,535
Charge-offs	(19)	(321)	(89)	(28)	(457)
Recoveries	18	39	50	—	107
Provision	303	10	42	(65)	290

Ending Balance	1,289	2,577	1,060	549	5,475

Ending Balance: Individually evaluated for impairment	$628	$600	$163	$166	$1,557

Ending Balance: Collectively evaluated for impairment	661	1,977	897	383	3,918

Totals:	$1,289	$2,577	$1,060	$549	$5,475

Financing Receivables:

Ending Balance: Individually evaluated for impairment	4,048	9,224	908	2,020	16,200

Ending Balance: Collectively evaluated for impairment	55,575	152,271	69,659	43,473	320,978

Totals:	$59,623	$161,495	$70,567	$45,493	$337,178

	Allowance for Credit Losses and Recorded Investment in Financing Receivables
	(dollars in thousands)
	For the Year Ended December 31, 2012
2012	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:
Beginning Balance	$892	$2,677	$1,486	$557	$5,612
Charge-offs	(739)	(1,061)	(697)	(102)	(2,599)
Recoveries	18	129	77	9	233
Provision	816	1,104	191	178	2,289

Ending Balance	987	2,849	1,057	642	5,535

Ending Balance: Individually evaluated for impairment	$373	$808	$196	$160	$1,537

Ending Balance: Collectively evaluated for impairment	614	2,041	861	482	3,998

Totals:	$987	$2,849	$1,057	$642	$5,535

Financing Receivables:

Ending Balance: Individually evaluated for impairment	3,150	15,035	1,000	3,153	22,338

Ending Balance: Collectively evaluated for impairment	51,934	138,381	69,639	43,165	303,119

Totals:	$55,084	$153,416	$70,639	$46,318	$325,457

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended June 30,		Six months ended June 30,
	(in thousands)		(in thousands)
	2013	2012	2013	2012

Balance, beginning of period	$5,606	$6,006	$5,535	$5,612
Provision for loan losses	55	425	290	1,175
Loans charged off	(271)	(847)	(457)	(1,231)
Recoveries of loans charged off	85	109	107	137

Net charge offs	(186)	(738)	(350)	(1,094)

Balance, end of period	$5,475	$5,693	$5,475	$5,693

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

The decrease in the balance in the allowance for loan loss reserve as of June 30, 2013 as compared to December 31, 2012 resulted from provisions being lower than the net charge-offs during the first six months of 2013. Charge-offs realized during the first six months of 2013 had been provided for in the reserve in previous fiscal years. The loan loss reserve is determined as discussed above.

Net charge offs decreased to $186,000 and $350,000 for the three and six months ended June 30, 2013 from $738,000 and $1,094,000 for the same periods in 2012. Charged off loans, which are loans that management deems uncollectible, are written against the loan loss reserve and constitute a realized loss. While a charged off loan may subsequently be collected, such recoveries generally are realized over an extended period of time.

Income Taxes

For the three and months ended June 30, 2013, Financial had an income tax expense of $339,000 and $670,000, respectively, as compared to $209,000 and $352,000 for the three and six months ended June 30, 2013. This represents an effective tax rate of 29.84% and 29.71% for the for the three and six month periods ended June 30, 2013 and 30.07% and 29.38% for the three and six month periods ended June 30, 2012.

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

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended June 30, 2013 and 2012

	2013			2012
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$332,227	$4,191	5.06%	$320,588	$4,170	5.22%
Loans held for sale	915	8	3.51%	878	8	3.65%
Federal funds sold	7,052	8	0.46%	10,497	6	0.23%
Securities (3)	48,426	367	3.04%	59,741	432	2.90%
Federal agency equities	1,312	25	7.64%	1,829	29	6.36%
CBB equity	116	—	—	116	—	—

Total earning assets	390,048	4,599	4.73%	393,649	4,645	4.73%

Allowance for loan losses	(5,555)			(5,901)
Non-earning assets	44,453			44,499

Total assets	$428,946			$432,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$90,948	$52	0.23%	$81,765	$65	0.32%
Savings	135,132	72	0.21%	153,241	144	0.38%
Time deposits	94,664	317	1.34%	92,196	392	1.71%

Total interest bearing deposits	320,744	441	0.55%	327,202	601	0.74%

Other borrowed funds
Repurchase agreements	—	—	—	28	—	—
Other borrowings	2,000	19	3.81%	10,000	75	3.01%
Capital Notes	10,000	150	6.00%	8,865	133	6.00%

Total interest-bearing liabilities	332,744	610	0.74%	346,095	809	0.94%

Non-interest bearing deposits	66,034			57,593
Other liabilities	412			1,393

Total liabilities	399,190			405,081

Stockholders’ equity	29,756			27,166

Total liabilities and Stockholders’ equity	$428,946			$432,247

Net interest income		$3,989			$3,836

Net interest margin			4.10%			3.91%

Interest spread			3.99%			3.79%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

Net Interest Margin Analysis

Average Balance Sheets

For the Six Months Ended June 30, 2013 and 2012

	2013			2012
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$329,624	$8,345	5.08%	$321,295	$8,388	5.24%
Loans held for sale	936	17	3.64%	825	14	3.40%
Federal funds sold	7,838	15	0.38%	8,960	11	0.25%
Securities (3)	50,702	765	3.03%	60,379	889	2.95%
Federal agency equities	1,361	30	4.42%	1,845	29	3.15
CBB equity	116	—	—	116	—	—

Total earning assets	390,577	9,172	4.71%	393,420	9,331	4.76%

Allowance for loan losses	(5,558)			(5,825)
Non-earning assets	44,211			41,582

Total assets	$429,230			$429,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$90,988	$105	0.23%	$76,051	$125	0.33%
Savings	136,219	143	0.21%	156,318	289	0.37%
Time deposits	93,845	640	1.37%	91,549	813	1.78%

Total interest bearing deposits	321,052	888	0.55%	323,918	1,227	0.76%

Other borrowed funds
Fed funds purchased	25	—	—	—	—	—
Repurchase agreements	—	—	—	3,294	15	0.91%
Other borrowings	2,000	38	3.81%	10,000	149	2.99%
Capital Notes	10,000	300	6.00%	7,950	238	6.00%

Total interest-bearing liabilities	333,077	1,226	0.74%	345,162	1,629	0.95%

Non-interest bearing deposits	66,333			56,197
Other liabilities	431			821

Total liabilities	399,841			402,180

Stockholders’ equity	29,389			26,997

Total liabilities and Stockholders’ equity	$429,230			$429,177

Net interest income		$7,946			$7,702

Net interest margin			4.10%			3.95%

Interest spread			3.97%			3.81%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

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

There have been no significant changes during the quarter ended June 30, 2013, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2013

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2013

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 8, 2013

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income (unaudited) for the Three and Six Months ended June 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the Three and Six months ended June 30, 2013 and 2012 (iv) Consolidated Statements of Cash Flows (unaudited) for the Six Months ended June 30, 2013 and 2012 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Six Months ended June 30, 2012 and the Six Months Ended June 30, 2013; (vi) Notes to Unaudited Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: August 8, 2013	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President
(Principal Executive Officer)

Date: August 8, 2013	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2013

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2013

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 8, 2013

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income (unaudited) for the Three and Six Months ended June 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the Three and Six months ended June 30, 2013 and 2012 (iv) Consolidated Statements of Cash Flows (unaudited) for the Six Months ended June 30, 2013 and 2012 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Six Months ended June 30, 2012 and the Six Months Ended June 30, 2013; (vi) Notes to Unaudited Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.