Form 10-Q
period 2013-09-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2013-11-08
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,352,725 shares of Common Stock, par value $2.14 per share, were outstanding at November 8, 2013.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2013 unaudited)

	9/30/2013	12/31/2012
Assets

Cash and due from banks	$19,410	$16,827
Federal funds sold	7,375	24,171

Total cash and cash equivalents	26,785	40,998

Securities held-to-maturity (fair value of $3,777 in 2013 and $3,417 in 2012)	3,543	3,075
Securities available-for-sale, at fair value	46,811	50,294
Restricted stock, at cost	1,428	1,538

Loans, net of allowance for loan losses of $4,983 in 2013 and $5,535 in 2012	330,472	319,922
Loans held for sale	799	904
Premises and equipment, net	8,461	8,340
Software, net	226	252
Interest receivable	1,309	1,557
Cash value – bank owned life insurance	9,157	8,931
Other real estate owned, net of valuation allowance	1,701	2,112
Income taxes receivable	622	624
Deferred tax asset	2,795	1,367
Other assets	1,263	1,467

Total assets	$435,372	$441,381

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$70,535	$64,853
NOW, money market and savings	225,345	241,876
Time	97,248	92,286

Total deposits	393,128	399,015

FHLB borrowings	2,000	2,000
Capital notes	10,000	10,000
Interest payable	67	70
Other liabilities	939	683

Total liabilities	$406,134	$411,768

Stockholders’ equity

Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 3,352,725 as of September 30, 2013 and December 31, 2012	$7,175	$7,175
Additional paid-in-capital	22,806	22,806
Accumulated other comprehensive income (loss)	(2,205)	568
Retained earnings (deficit)	1,462	(936)

Total stockholders’ equity	$29,238	$29,613

Total liabilities and stockholders’ equity	$435,372	$441,381

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Interest Income
Loans	$4,213	$4,332	$12,575	$12,734
Securities
US Government and agency obligations	182	219	544	740
Mortgage backed securities	25	2	39	22
Municipals	124	182	417	507
Dividends	4	4	34	33
Other (Corporates)	16	17	44	40
Federal Funds sold	9	7	24	18

Total interest income	4,573	4,763	13,677	14,094

Interest Expense
Deposits
NOW, money market savings	121	164	369	578
Time Deposits	316	373	956	1,186
FHLB borrowings	19	50	57	199
Reverse repurchase agreements	—	—	—	15
Capital notes	150	149	450	387

Total interest expense	606	736	1,832	2,365

Net interest income	3,967	4,027	11,845	11,729

Provision for loan losses	—	601	290	1,776

Net interest income after provision for loan losses	3,967	3,426	11,555	9,953

Other operating income
Mortgage fee income	295	402	954	917

Service charges, fees and commissions	351	317	979	911
Increase in cash value of life insurance	75	81	226	244
Other	37	11	74	83
Gain on sale of available-for-sale securities	11	241	405	411

Total other operating income	769	1,052	2,638	2,566

Other operating expenses
Salaries and employee benefits	1,755	1,608	5,257	4,657
Occupancy	302	280	892	857
Equipment	259	250	760	748
Supplies	84	78	267	294
Professional, data processing, and other outside expense	582	508	1,712	1,524
Marketing	93	99	274	348
Credit expense	55	62	174	174
Other real estate expenses	60	586	400	908
FDIC insurance expense	143	145	430	433
Other	235	167	604	683

Total other operating expenses	3,568	3,783	10,770	10,626

Income before income taxes	1,168	695	3,423	1,893

Income tax expense	355	156	1,025	508

Net Income	$813	$539	$2,398	$1,385

Weighted average shares outstanding – basic	3,352,725	3,342,418	3,352,725	3,342,416

Weighted average shares outstanding – diluted	3,356,874	3,342,771	3,354,290	3,342,812

Income per common share – basic	$0.24	$0.16	$0.72	$0.41

Income per common share – diluted	$0.24	$0.16	$0.71	$0.41

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Three and Nine months ended September 30, 2013 and 2012

(dollar amounts in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income	$813	$539	$2,398	$1,385

Other comprehensive income (loss):

Unrealized (losses) gains on securities available-for-sale net of deferred taxes of $319 and $(170) for the three month periods and $1,290 and $(561) for the nine month periods ended September 30, 2013 and 2012	(621)	330	(2,506)	1,090

Reclassification adjustment for gains included in net income, net of taxes of $4 and $82 for the three month periods and $138 and $140 for the nine month periods ended September 30, 2013 and 2012	(7)	(159)	(267)	(271)

Other comprehensive income (loss), net of tax	(628)	171	(2,773)	819

Comprehensive income (loss)	$185	$710	$(375)	$2,204

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months ended September 30, 2013 and 2012

(dollar amounts in thousands) (unaudited)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities
Net Income	$2,398	$1,385

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	521	504

Net amortization and accretion of premiums and discounts on securities	260	426
(Gain) on sale of available for sale securities	(405)	(411)
Provision for loan losses	290	1,776
Loss on sale of other real estate owned	40	74
Impairment of other real estate owned	304	710
Decrease (increase) in loans held-for-sale	105	(3,729)
(Increase) in cash value of life insurance	(226)	(244)
Decrease in interest receivable	248	117
Decrease in other assets	204	246
(Increase) decrease in income taxes receivable	2	(194)
(Decrease) in interest payable	(3)	(34)
Increase (decrease) in other liabilities	256	(265)

Net cash provided by operating activities	$3,994	$361

Cash flows from investing activities
Purchases of securities held to maturity	$(485)	$—
Proceeds from maturities and calls of securities held to maturity	—	5,000
Purchases of securities available for sale	(25,162)	(34,930)

Proceeds from maturities, calls and paydowns of securities available for sale	2,188	16,696
Proceeds from sale of securities available for sale	22,418	15,585
Redemption of Federal Home Loan Bank stock	110	78
Proceeds from sale of other real estate owned	777	2,307
Improvements to other real estate owned	—	(5)
Origination of loans, net of principal collected	(11,550)	(3,834)
Purchases of premises and equipment	(616)	(316)

Net cash (used in) provided by investing activities	$(12,320)	$581

Cash flows from financing activities
Net (decrease) increase in deposits	$(5,887)	$10,115
Net (decrease) in repurchase agreements	—	(8,379)
Net (decrease) in Federal Home Loan Bank advances	—	(8,000)
Payoff of 6% senior capital notes due 4/1/2012	—	(7,000)
Proceeds from issuance of 6% senior capital notes due 4/1/2017	—	10,000

Net cash (used in) financing activities	$(5,887)	$(3,264)

(Decrease) in cash and cash equivalents	(14,213)	(2,322)

Cash and cash equivalents at beginning of period	$40,998	$23,340

Cash and cash equivalents at end of period	$26,785	$21,018

Non cash transactions
Transfer of loans to foreclosed assets	$710	$2,100
Fair value adjustment for securities	(4,201)	1,236

Cash transactions
Cash paid for interest	$1,835	$2,399
Cash paid for taxes	1,023	702

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands) (unaudited)

	Total Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2011	3,342,418	$7,152	$22,775	$(3,068)	$(54)	$26,805

Net Income	—	—	—	1,385	—	1,385

Other Comprehensive Income	—	—	—	—	819	819

Balance at September 30, 2012	3,342,418	$7,152	$22,775	$(1,683)	$765	$29,009

Balance at December 31, 2012	3,352,725	$7,175	$22,806	$(936)	$568	29,613

Net Income	—	—	—	2,398	—	2,398

Other Comprehensive Loss	—	—	—	—	(2,773)	(2,773)

Balance at September 30, 2013	3,352,725	$7,175	$22,806	$1,462	$(2,205)	$29,238

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2012. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2012 included in Financial’s Annual Report on Form 10-K. Results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Note 3 – Earnings Per Share

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of 1999 Financial (the “1999 Plan”) are considered dilutive. The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2013 and 2012.

Note 3 – Earnings Per Share (continued)

	Three months ended		Year to date
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$813,000	$539,000	$2,398,000	$1,385,000

Weight average number of shares	3,352,725	3,342,418	3,352,725	3,342,416
Options affect of incremental shares	4,149	353	1,565	396

Weighted average diluted shares	3,356,874	3,342,771	3,354,290	3,342,812

Basic EPS (weighted avg shares)	$0.24	$0.16	$0.72	$0.41

Diluted EPS (Including Option Shares)	$0.24	$0.16	$0.71	$0.41

The following table sets forth the incremental shares associated with option shares that were not included in calculating the diluted earnings because their effect was anti-dilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Incremental shares excluded from calculating diluted EPS because their effect was anti-dilutive	113,294	175,847	168,069	216,492

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Note 4 – Stock Based Compensation (continued)

Stock option plan activity for the nine months ended September 30, 2013 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value

Options outstanding, January 1, 2013	175,366	$9.66

Granted	—	—

Exercised	—	—

Forfeited	(1,531)	10.96

Options outstanding, September 30, 2013	173,835	9.65	1.3	$31,309

Options exercisable, September 30, 2013	173,835	$9.65	1.3	$31,309

Intrinsic value is calculated by subtracting exercise price of option shares from the market price of underlying shares as of September 30, 2013 and multiplying that amount by the number of options outstanding. No intrinsic value exists where the exercise price is greater than the market price on a given date.

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

Note 5 – Fair Value Measurements (continued)

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period.

		Carrying Value at September 30, 2013
Description	Balance as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$3,699	$—	$3,699	$—
US agency obligations	18,220	—	18,220	—
Mortgage-backed securities	8,354	—	8,354	—
Municipals	14,649	—	14,649	—
Other (corporates)	1,889	—	1,889	—

Total available-for-sale securities	$46,811	$—	$46,811	$—

		Carrying Value at December 31, 2012
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US agency obligations	$23,069	$—	$23,069	$—
Mortgage-backed securities	1,812	—	1,812	—
Municipals	22,804	—	22,804	—
Other (corporates)	2,609	—	2,609	—

Total available-for-sale securities	$50,294	$—	$50,294	$—

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

Note 5 – Fair Value Measurements (continued)

Loans held for sale

Loans held for sale are carried at estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended September 30, 2013. Gains and losses on the sale of loans are recorded within mortgage fee income on the Consolidated Statements of Income.

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

		Carrying Value at September 30, 2013
Description	Balance as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$5,990	$—	$—	$5,990
Loans held for sale	799	—	799	—
Other real estate owned	1,701	—	—	1,701

*	Includes loans charged down during the quarter to the net realizable value of the collateral.

		Carrying Value at December 31, 2012
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$6,836	$—	$—	$6,836
Loans held for sale	904	—	904	—
Other real estate owned	2,112	—	—	2,112

*	Includes loans charged down during the quarter to the net realizable value of the collateral.

Note 5 – Fair Value Measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2013 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets

Impaired loans	$5,990	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

OREO	1,701	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2012 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets

Impaired loans	$6,836	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

OREO	2,112	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

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

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at September 30, 2013 and December 31, 2012 and therefore are not included in the table below.

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows (in thousands):

		Fair Value Measurements at September 30, 2013 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$19,410	$19,410	$—	$—	$19,410
Federal funds sold	7,375	7,375	—	—	7,375
Securities
Available-for-sale	46,811	—	46,811	—	46,811
Held-to-maturity	3,543	—	3,777	—	3,777
Loans, net	330,472	—	—	338,436	338,436
Loans held for sale	799	—	799	—	799
Interest receivable	1,309	—	1,309	—	1,309
BOLI	9,157	—	9,157	—	9,157

Liabilities
Deposits	$393,128	$—	$394,285	$—	$394,285
FHLB borrowings	2,000	—	2,020	—	2,020
Capital notes	10,000	—	10,100	—	10,100
Interest payable	67	—	67	—	67

Note 5 – Fair Value Measurements (continued)

		Fair Value Measurements at December 31, 2012 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$16,827	$16,827	$—	$—	$16,827
Federal funds sold	24,171	24,171	—	—	24,171
Securities
Available-for-sale	50,294	—	50,294	—	50,294
Held-to-maturity	3,075	—	3,417	—	3,417
Loans, net	319,922	—	—	330,863	330,863
Loans held for sale	904	—	904	—	904
Interest receivable	1,557	—	1,557	—	1,557
BOLI	8,931	—	8,931	—	8,931

Liabilities
Deposits	$399,015	$—	$400,212	$—	$400,212
FHLB borrowings	2,000	—	2,160	—	2,160
Capital notes	10,000	—	10,006	—	10,006
Interest payable	70	—	70	—	70

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

Note 7 – Investments

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of September 30, 2013 and December 31, 2012 (amounts in thousands):

		September 30, 2013
	Amortized	Gross Unrealized		Fair Value
	Costs	Gains	(Losses)
Held-to-Maturity
US agency obligations	$3,543	$234	$—	$3,777

Available-for-Sale
US Treasuries	$3,905	$—	$(206)	$3,699
US agency obligations	20,312	3	(2,095)	18,220
Mortgage-backed securities	8,470	37	(153)	8,354
Municipals	15,451	33	(835)	14,649
Other	2,012	—	(123)	1,889

	$50,150	$73	$(3,412)	$46,811

		December 31, 2012
	Amortized	Gross Unrealized		Fair Value
	Costs	Gains	(Losses)
Held-to-Maturity
US agency obligations	$3,075	$342	$—	$3,417

Available-for-Sale
US agency obligations	$22,980	$184	$(95)	$23,069
Mortgage-backed securities	1,805	7	—	1,812
Municipals	22,099	780	(75)	22,804
Other	2,548	61	—	2,609

	$49,432	$1,032	$(170)	$50,294

Note 7 – Investments (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
September 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
US Treasuries	$3,699	$206	$—	$—	$3,699	$206
U.S. agency obligations	16,274	2,095	—	—	16,274	2,095
Mortgage-backed securities	4,833	153	—	—	4,833	153
Municipals	11,206	718	946	117	12,152	835
Other	1,889	123	—	—	1,889	123

Total	$37,901	$3,295	$946	$117	$38,847	$3,412

	Less than 12 months		More than 12 months		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$9,116	$95	$—	$—	$9,116	$95
Municipals	1,879	75	—	—	1,879	75

Total	$10,995	$170	$—	$—	$10,995	$170

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

At September 30, 2013, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of September 30, 2013, the Bank owned 42 securities that were being evaluated for other than temporary impairment. Eleven of these securities were S&P rated AAA, 30 were S&P rated AA, and one was S&P rated A. As of September 30, 2013, 17 of these securities were direct obligations of the U.S. government or government sponsored entities, 22 were municipal issues, and three were publicly traded U.S. corporations.

Based on the analysis performed by management as mandated by the Bank’s investment policy, management believes the default risk to be minimal. Because the Bank expects to recover the entire amortized cost basis, no declines currently are deemed to be other-than-temporary.

Note 8 – Business Segments

The Company has two reportable business segments: (i) a traditional full service community banking segment and, (ii) a mortgage loan origination business. The community banking business segment includes Bank of the James which provides loans, deposits, investments and insurance to retail and commercial customers throughout Region 2000 and other areas within Central Virginia. The mortgage segment provides a variety of mortgage loan products principally within Region 2000. Mortgage loans are originated and sold in the secondary market through purchase commitments from investors with servicing released. Because of the pre-arranged purchase commitments, there is minimal risk to the Company.

Both of the Company’s reportable segments are service based. The mortgage business is a fee-based business while the Bank’s primary source of revenue is net interest income. The Bank also provides a referral network for the mortgage origination business. The mortgage business may also be in a position to refer its customers to the Bank for banking services when appropriate.

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 was as follows (dollars in thousands):

Business Segments

	Community Banking	Mortgage	Total
Nine months ended September 30, 2013
Net interest income	$11,845	$—	$11,845
Provision for loan losses	290	—	290

Net interest income after provision for loan losses	11,555	—	11,555
Noninterest income	1,684	954	2,638
Noninterest expenses	10,006	764	10,770

Income before income taxes	3,233	190	3,423
Income tax expense	960	65	1,025

Net income	$2,273	$125	$2,398

Total assets	$434,493	$879	$435,372

Nine months ended September 30, 2012
Net interest income	$11,729	$—	$11,729
Provision for loan losses	1,776	—	1,776

Net interest income after provision for loan losses	9,953	—	9,953
Noninterest income	1,649	917	2,566
Noninterest expenses	9,898	728	10,626

Income before income taxes	1,704	189	1,893
Income tax expense	444	64	508

Net income	$1,260	$125	$1,385

Total assets	$421,830	$4,247	$426,077

	Community Banking	Mortgage	Total
Three months ended September 30, 2013
Net interest income	$3,967	$—	$3,967
Provision for loan losses	—	—	—

Net interest income after provision for loan losses	3,967	—	3,967
Noninterest income	474	295	769
Noninterest expenses	3,323	245	3,568

Income before income taxes	1,118	50	1,168
Income tax expense	337	18	355

Net income	$781	$32	$813

Total assets	$434,493	$879	$435,372

Three months ended September 30, 2012
Net interest income	$4,027	$—	$4,027
Provision for loan losses	601	—	601

Net interest income after provision for loan losses	3,426	—	3,426
Noninterest income	650	402	1,052
Noninterest expenses	3,491	292	3,783

Income before income taxes	585	110	695
Income tax expense	119	37	156

Net income	$466	$73	$539

Total assets	$421,830	$4,247	$426,077

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

Loan Segments:		Loan Classes:

	Commercial		Commercial and industrial loans

	Commercial real estate		Commercial mortgages – owner occupied

Commercial mortgages – non-owner occupied

Commercial construction

	Consumer		Consumer unsecured

Consumer secured

	Residential		Residential mortgages

Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	September 30, 2013	December 31, 2012

Commercial	$54,943	$55,084
Commercial real estate	164,275	153,416
Consumer	69,277	70,639
Residential	46,960	46,318

Total loans	335,455	325,457

Less allowance for loan losses	4,983	5,535

Net loans	$330,472	$319,922

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

We segregate loans into the above categories based on the following criteria and we review the characteristics of each rating at least annually, generally during the first quarter. The characteristics of these ratings are as follows:

•	“Pass.” These are loans having risk ratings of 1 through 4. Pass loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

•	“Monitor.” These are loans having a risk rating of 5. Monitor loans have currently acceptable risk but may have the potential for a specific defined weakness in the borrower’s operations and the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history may currently or in the future be characterized by late payments. The Bank’s risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

•	“Special Mention.” These are loans having a risk rating of 6. Special Mention loans have weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the bank’s credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. These loans do warrant more than routine monitoring due to a weakness caused by adverse events.

•	“Substandard.” These are loans having a risk rating of 7. Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Bank’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Bank. There is a distinct possibility that the Bank will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet our definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provides evidence that it is probable that the Bank will be unable to collect all amounts due.

•	“Doubtful.” These are loans having a risk rating of 8. Doubtful rated loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.

Note 9 – Loans, allowance for loan losses and OREO (continued)

•	“Loss.” These are loans having a risk rating of 9. Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

Financing Receivables on Non-Accrual Status
(dollars in thousands)
	As of
	September 30, 2013	December 31, 2012
Commercial	$1,810	$2,100
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	1,190	1,431
Commercial Mortgages-Non-Owner Occupied	353	853
Commercial Construction	508	849
Consumer
Consumer Unsecured	—	—
Consumer Secured	49	—
Residential:
Residential Mortgages	112	1,113
Residential Consumer Construction	—	—

Totals	$4,022	$6,346

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. OREO decreased to $1,701,000 on September 30, 2013 from $2,112,000 on December 31, 2012. The following table represents the changes in OREO balance during the nine months ended September 30, 2013.

OREO Changes
(dollars in thousands)
Nine Months ended September 30, 2013
Balance at the beginning of the year (net)	$2,112
Transfers from loans	710
Capitalized costs	—
Writedowns	(304)
Sales proceeds	(777)
(Loss) on disposition	(40)

Balance at the end of the period (net)	$1,701

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	For the Nine Months Ended September 30, 2013
2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$3,371	$3,765	$—	$2,951	$66
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,871	2,032	—	2,232	102
Commercial Mortgage Non-Owner Occupied	629	629	—	3,499	20
Commercial Construction	200	613	—	470	5
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	57	57	—	263	2
Residential
Residential Mortgages	732	775	—	1,435	33
Residential Consumer Construction	—	—	—	—	—

With An Allowance Recorded:
Commercial	$1,790	$1,790	$512	$1,205	$81
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,338	1,367	70	2,505	26
Commercial Mortgage Non-Owner Occupied	735	737	67	788	30
Commercial Construction	424	516	48	624	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	160	160	160	345	8
Residential
Residential Mortgages	2,156	2,503	226	1,586	112
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$5,161	$5,555	$512	$4,156	$147
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,209	3,399	70	4,737	128
Commercial Mortgage Non-Owner Occupied	1,364	1,366	67	4,287	50
Commercial Construction	624	1,129	48	1,094	5
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	217	217	160	608	10
Residential
Residential Mortgages	2,888	3,278	226	3,021	145
Residential Consumer Construction	—	—	—	—	—

	$13,463	$14,944	$1,083	$17,903	$485

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	For the Year Ended December 31, 2012
2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$2,530	$2,683	$—	$2,944	$30
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,592	2,754	—	2,402	167
Commercial Mortgage Non-Owner Occupied	6,369	6,528	—	5,625	330
Commercial Construction	740	742	—	922	52
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	469	554	—	381	34
Residential
Residential Mortgages	2,138	2,263	—	1,500	112
Residential Consumer Construction	—	—	—	—	—

With An Allowance Recorded:
Commercial	$620	$780	$373	$1,794	$42
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,671	3,869	525	3,094	226
Commercial Mortgage Non-Owner Occupied	840	842	189	1,715	42
Commercial Construction	823	1,048	94	1,262	2
Consumer
Consumer Unsecured	1	1	1	1	—
Consumer Secured	530	530	195	736	35
Residential
Residential Mortgages	1,015	1,303	160	1,469	42
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$3,150	$3,463	$373	$4,738	$72
Commercial Real Estate
Commercial Mortgages-Owner Occupied	6,263	6,623	525	5,496	393
Commercial Mortgage Non-Owner Occupied	7,209	7,370	189	7,340	372
Commercial Construction	1,563	1,790	94	2,184	54
Consumer
Consumer Unsecured	1	1	1	1	—
Consumer Secured	999	1,084	195	1,117	69
Residential
Residential Mortgages	3,153	3,566	160	2,969	154
Residential Consumer Construction	—	—	—	—	—

	$22,338	$23,897	$1,537	$23,845	$1,114

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands) For the Nine Months Ended September 30, 2013
2013	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:
Beginning Balance	$987	$2,849	$1,057	$642	$5,535
Charge-offs	(19)	(797)	(126)	(28)	(970)
Recoveries	30	38	60	—	128
Provision	103	152	28	(7)	290

Ending Balance	1,101	2,242	1,019	621	4,983

Ending Balance: Individually evaluated for impairment	$512	$185	$160	$226	$1,083

Ending Balance: Collectively evaluated for impairment	589	2,057	859	395	3,900

Totals:	$1,101	$2,242	$1,019	$621	$4,983

Financing Receivables:

Ending Balance: Individually evaluated for impairment	5,161	5,197	217	2,888	13,463

Ending Balance: Collectively evaluated for impairment	49,782	159,078	69,060	44,072	321,992

Totals:	$54,943	$164,275	$69,277	$46,960	$335,455

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands) For the Year Ended December 31, 2012
2012	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:
Beginning Balance	$892	$2,677	$1,486	$557	$5,612
Charge-offs	(739)	(1,061)	(697)	(102)	(2,599)
Recoveries	18	129	77	9	233
Provision	816	1,104	191	178	2,289

Ending Balance	$987	$2,849	$1,057	$642	$5,535

Ending Balance: Individually evaluated for impairment	$373	$808	$196	$160	$1,537

Ending Balance: Collectively evaluated for impairment	614	2,041	861	482	3,998

Totals:	$987	$2,849	$1,057	$642	$5,535

Financing Receivables:

Ending Balance: Individually evaluated for impairment	$3,150	$15,035	$1,000	$3,153	$22,338

Ending Balance: Collectively evaluated for impairment	51,934	138,381	69,639	43,165	303,119

Totals:	$55,084	$153,416	$70,639	$46,318	$325,457

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Financing Receivables as of
	September 30, 2013
	(dollars in thousands)
2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days & Accruing
Commercial	$51	$62	$1,810	$1,923	$53,020	$54,943	$—

Commercial Real Estate:

Commercial Mortgages-Owner Occupied	—	652	409	1,061	63,897	64,958	—
Commercial Mortgages-Non-Owner Occupied	377	180	718	1,275	89,712	90,987	718

Commercial Construction	—	—	508	508	7,822	8,330	—

Consumer:

Consumer Unsecured	—	—	—	—	4,224	4,224	—

Consumer Secured	64	—	49	113	64,940	65,053	—

Residential:

Residential Mortgages	201	—	112	313	40,375	40,688	—

Residential Consumer Construction	—	—	—	—	6,272	6,272	—

Total	$693	$894	$3,606	$5,193	$330,262	$335,455	$718

	Age Analysis of Past Due Financing Receivables as of
	December 31, 2012
	(dollars in thousands)
2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days & Accruing
Commercial	$223	$14	$2,100	$2,337	$52,747	$55,084	$—

Commercial Real Estate:

Commercial Mortgages-Owner Occupied	351	—	168	519	59,412	59,931	—
Commercial Mortgages-Non-Owner Occupied	559	50	853	1,462	82,654	84,116	—

Commercial Construction	547	—	849	1,396	7,973	9,369	—

Consumer:

Consumer Unsecured	2	8	—	10	3,494	3,504	—

Consumer Secured	193	—	—	193	66,942	67,135	—

Residential:

Residential Mortgages	590	68	472	1,130	40,290	41,420	—

Residential Consumer Construction	—	—	—	—	4,898	4,898	—

Total	$2,465	$140	$4,442	$7,047	$318,410	$325,457	$—

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Credit Loss Disclosures
	Credit Quality Information – by Class
	September 30, 2013
	(dollars in thousands)
2013	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$47,458	$2,038	$233	$5,214	$—	$54,943
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	57,832	2,606	1,287	3,233	—	64,958
Commercial Mortgages-Non Owner Occupied	80,612	2,593	5,807	1,975	—	90,987
Commercial Construction	7,706	—	—	624	—	8,330
Consumer
Consumer Unsecured	4,223	—	—	1	—	4,224
Consumer Secured	63,733	692	167	461	—	65,053
Residential:
Residential Mortgages	37,039	83	371	3,195	—	40,688
Residential Consumer Construction	6,272	—	—	—	—	6,272

Totals	$304,875	$8,012	$7,865	$14,703	$—	$335,455

	Credit Loss Disclosures
	Credit Quality Information – by Class
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

Note 9 – Loans, allowance for loan losses and OREO (continued)

There were no loan modifications that would have been classified as Troubled Debt Restructurings (TDR) during the three and nine months ended September 30, 2013 and 2012.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three and nine months ended September 30, 2013.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three months ended September 30, 2012.

The following table describes TDRs that defaulted within 12 months of the modification during the nine months ended September 30, 2012.

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

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU clarify the scope for

Note 11 – Recent accounting pronouncements (continued)

derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements. An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this ASU permit the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this Update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

The Bank now services its banking customers through the following nine full service branch locations in the Region 2000 area.

•	The main office located at 828 Main Street in Lynchburg (opened October 2004) (the “Main Street Office”),

•	A branch located at 615 Church Street in Lynchburg (opened July 1999) (the “Church Street Branch”),

•	A branch located at 5204 Fort Avenue in Lynchburg (opened November 2000) (the “Fort Avenue Branch”),

•	A branch located on South Amherst Highway in Amherst County (opened June 2002) (the “Madison Heights Branch”),

•	A branch located at 17000 Forest Road in Forest (opened February 2005) (the “Forest Branch”),

•	A branch located at 4935 Boonsboro Road, Suites C and D in Lynchburg (opened April 2006) (the “Boonsboro Branch”),

•	A branch located at 164 South Main Street, Amherst, Virginia (opened January 2007) (the “Amherst Branch”),

•	A branch located at 1405 Ole Dominion Boulevard in the Town of Bedford, Virginia, located off of Independence Boulevard (opened October 2008) (the “Bedford Branch”),

•	A branch located at 1110 Main Street, Altavista, Virginia (relocated from temporary branch in June 2009) (the “Altavista Branch”), and

The Bank also has opened a limited-service branch located in the Westminster-Canterbury facilities located at 501 VES Road, Lynchburg, Virginia 24503 and a commercial loan production office located at Luxor Office Park LLC, 1430 Rolkin Court Suite 203, Charlottesville, VA 22911

In addition, the Bank, through its Mortgage division, originates residential mortgage loans through two offices – one located at the Forest Branch and the other located at 1152 Hendricks Store Road, Moneta, Virginia.

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

September 30, 2013 (in thousands)
Commitments to extend credit	$67,257
Letters of Credit	1,219

Total	$68,476

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of September 30, 2013 and December 31, 2012 and the results of operations of Financial for the three and nine month periods ended September 30, 2013 and 2012. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

September 30, 2013 as Compared to December 31, 2012

Total assets were $435,372,000 on September 30, 2013 compared with $441,381,000 at December 31, 2012, a decrease of 1.36%. Total assets as of December 31, 2012 were temporarily elevated because of several deposits to professional settlement accounts related to end-of-the-year real estate and business closings. The decrease as of September 30, 2013 reflects the expected disbursements from these accounts, which reflects the primary reason for the decrease. This led to a decrease in deposits and a corresponding decrease in Federal Funds sold. The Bank also had a slight decrease in its securities portfolio.

Total deposits decreased from $399,015,000 as of December 31, 2012 to $393,128,000 on September 30, 2013, a decrease of 1.48%. Total deposits decreased for the reasons set forth in the prior paragraph.

Total loans, excluding loans held for sale, increased to $335,455,000 on September 30, 2013 from $325,457,000 on December 31, 2012. Loans, net of unearned income and allowance, increased to $330,472,000 on September 30, 2013 from $319,922,000 on December 31, 2012, an increase of 3.30%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	September 30, 2013		December 31, 2012
	Amount	Percentage	Amount	Percentage
Commercial	$54,943	16.38%	$55,084	16.93%
Commercial Real Estate	164,275	48.96%	153,416	47.13%
Consumer	69,277	20.66%	70,639	21.71%
Residential	46,960	14.00%	46,318	14.23%

Total loans	$335,455	100.00%	$325,457	100.00%

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned (“OREO”) decreased to $5,723,000 on September 30, 2013 from $8,458,000 on December 31, 2012. This decrease was due to a decrease in both non-accrual (or nonperforming) loans and a slight decrease in OREO. Non-accrual loans decreased 36.62% to $4,022,000 on September 30, 2013 from $6,346,000 on December 31, 2012. As discussed in more detail below under “Results of Operations – Allowance for Loan Losses,” management has provided for the anticipated losses on these loans in the loan loss reserve. If interest on non-accrual loans had been accrued, such interest on a cumulative basis would have approximated $1,181,000 and $862,000 as of September 30, 2013 and December 31, 2012, respectively. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the non-performing loan totals listed above.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure, deeds in lieu of foreclosure or repossession. On December 31, 2012, the Bank was carrying 17 OREO properties on its books at a value of $2,112,000. During the nine months ended September 30, 2013, the Bank acquired 18 additional OREO properties and disposed of 12 OREO properties, and as of September 30, 2013 the Bank is carrying 23 OREO properties at a value of $1,701,000. The OREO properties are available for sale and are being actively marketed on the Bank’s website and through other means.

The Bank had loans in the amount of $567,000 at September 30, 2013 classified as performing Troubled Debt Restructurings (“TDRs”) as compared to $572,000 at December 31, 2012. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

Cash and cash equivalents decreased to $26,785,000 on September 30, 2013 from $40,998,000 on December 31, 2012. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). This decrease is in large part due to the decrease in Federal funds sold resulting from the decrease in deposits as explained above. Cash and cash equivalents can vary due to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, both of which are subject to fluctuations.

Securities held-to-maturity increased to $3,543,000 on September 30, 2013 from $3,075,000 on December 31, 2012. Securities available-for-sale decreased to $46,811,000 on September 30, 2013, from $50,294,000 December 31, 2012. During the nine months ended September 30, 2013 the Bank received $2,188,000 in proceeds from maturities and/or calls of securities available-for-sale and $22,607,000 in proceeds from the sale of securities available-for-sale. The Bank purchased $25,162,000 in securities available-for sale during the same period. The decrease from December 31, 2012 in securities available-for-sale was primarily due to the liquidation of securities in anticipation of funding loan growth.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $620,000 at September 30, 2013 and $730,000 at December 31, 2012, a decrease of $110,000. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At September 30, 2013, Financial, on a consolidated basis, had liquid assets of $73,596,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold and available-for-sale investments. Management believes that liquid assets were adequate at September 30, 2013. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, the Bank has the ability to purchase federal funds on the open market and borrow from the Federal Reserve Bank’s discount window, if necessary.

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

At September 30, 2013, the Bank had a leverage ratio of 9.01%, a Tier 1 risk-based capital ratio of 11.90% and a total risk-based capital ratio of 13.15%. As of September 30, 2013 and December 31, 2012 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of September 30, 2013 and December 31, 2012:

Bank Level Only Capital Ratios

Analysis of Capital (in 000’s)	September 30, 2013	December 31, 2012

Tier 1 capital
Common Stock	$3,743	$3,742
Surplus	19,325	19,325
Retained earnings	15,787	13,006

Total Tier 1 capital	$38,855	$36,073

Tier 2 capital
Allowance for loan losses	$4,093	$4,064

Total Tier 2 capital:	$4,093	$4,064

Total risk-based capital	$42,948	$40,137

Risk weighted assets	$326,590	$323,655
Average total assets	$431,075	$428,851

	Actual		Regulatory Benchmarks
	September 30, 2013	December 31, 2012	For Capital Adequacy Purposes	For Well Capitalized Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.01%	8.41%	4.00%	5.00%
Tier 1 risk-based capital ratio	11.90%	11.15%	4.00%	6.00%
Total risk-based capital ratio	13.15%	12.40%	8.00%	10.00%

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

Results of Operations

Comparison of the Three and Nine months Ended September 30, 2013 and 2012

Earnings Summary

Financial had net income including all operating segments of $813,000 and $2,398,000 for the three and nine months ended September 30, 2013 compared to $539,000 and $1,385,000 for the comparable periods in 2012. The basic and diluted earnings per common share for the three months ended September 30, 2013 was $0.24 and the basic and diluted earnings per common share for the nine months ended September 30, 2013 was $0.72 and $0.71 respectively, compared to basic and diluted earnings per share of $0.16 and $0.41 for the three and nine months ended September 30, 2012.

The increase in net income was due in large part to a decreased provision to the allowance for loan loss reserve as discussed in more detail below (See “Allowance for Loan Losses”) and a decrease in interest expense. The increase was partially offset by an increase in non-interest expense, which included a write-down in OREO properties in the amount of $400,000.

These operating results represent an annualized return on stockholders’ equity of 10.55% and 10.76% for the three and nine months ended September 30, 2013, compared with 7.73% and 6.78% for the same periods in 2012. The Company had an annualized return on average assets for the three and nine months ended September 30, 2013 of 0.74% and 0.74% compared with 0.49% and 0.43% for the three and nine months ended September 30, 2012.

See “Non-Interest Income” below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

Interest income decreased to $4,573,000 and $13,677,000 for the three and nine months ended September 30, 2013 from $4,763,000 and $14,094,000 for the same periods in 2012, decreases of 3.99% and 2.96%, respectively. Interest income decreased primarily because the average rate received on earning assets decreased to 4.66% and 4.69% for the three and nine months ended September 30, 2013 as compared with 4.83% and 4.82% for the comparable periods in 2012. The rate on total average earning assets decreased largely because of a decrease in market rates of interest. Although market interest rates recently have increased slightly, management expects that interest rates will remain near historic lows for the remainder of 2013 and may continue to negatively impact our interest income.

Interest expense decreased to $606,000 and $1,832,000 for the three and nine months ended September 30, 2013 from $736,000 and $2,365,000 for the same periods in 2012, decreases of 17.66% and 22.54%, respectively. This significant decrease in interest expense resulted in large part from a decrease in the rate paid on balances on deposits. The Bank’s average rate paid on deposits was 0.53% and 0.55% during the three and nine month periods ended September 30, 2013 as compared to 0.65% and 0.73% for the same periods in 2012. This resulted from management’s efforts to minimize the Bank’s interest expense and maximize its net interest margin.

The fundamental source of the Bank’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and nine months ended September 30, 2013 was $3,967,000 and $11,845,000 compared with $4,027,000 and $11,729,000 for the same periods in 2012. The change in net interest income for the three and nine months ended September 30, 2013 as compared with the comparable periods in 2012 was immaterial because the net interest margin remained relatively stable. The net interest margin was 4.06% for the both three and nine months ended September 30, 2013, as compared to 4.09% and 4.01% for the same periods a year ago.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I on page 46.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency. Non-interest income exclusive of gains on sales of securities increased to

$758,000 and $2,233,000 for the three and nine months ended September 30, 2013 from $811,000 and $2,155,000 for the three and nine months ended September 30, 2013. This decrease for the three months ended September 30, 2013 as compared to the same period last year was due primarily to a decrease in mortgage originations resulting from an increase in interest rates and the resulting decrease in refinancing activity. The increase for the nine months ended September 30, 2013 as compared to the same period last year was due to increases in mortgage origination fees and service charges, fees, and commissions. The increase in mortgage loan rates occurred in the third quarter of 2013 and therefore did not impact the year to date mortgage revenue. Management expects that although purchase money loans will offset a portion of the decline in refinance activity, revenue from the mortgage segment will be under pressure during the rising interest rate environment. Gain on sales of securities decreased to $11,000 and $405,000 for the three and nine months ended September 30, 2013 from $241,000 and $411,000 for the comparable periods in 2012.

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

Revenue from mortgage origination fees decreased in the three month period and increased in the nine month period ended September 30, 2013 as compared to the same periods for 2012. Management believes that regulatory pressure may result in a decreased number of competitors to the Mortgage division and this could result in an increase in market share.

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

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2013 decreased to $3,568,000 from $3,783,000, or a decrease of 5.68%, for the comparable period in 2013. This decrease resulted from a decrease in expenses related to other real estate expenses. Non-interest expense for the nine months ended September 30, 2013 increased to $10,770,000 from $10,626,000, or 1.36%, for the comparable period in 2013. This increase in non-interest expense from the comparable period in 2012 can be attributed in large part to an increase in compensation expense, discussed in more detail in the following paragraph, and professional, data and other outside expense resulting from increased data processing charges related to a larger customer based and the startup costs related to the introduction of new products. Other real estate expenses consist primarily of insurance, maintenance, real estate taxes, and other expenses related to property ownership.

Total personnel expense was $1,755,000 and $5,257,000 for the three and nine month periods ended September 30, 2013 as compared to $1,608,000 and $4,657,000 for the same periods in 2012. Compensation for some employees of the Mortgage division and the Investment division is commission-based and therefore subject to fluctuation.

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The provision to the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. Based on the application of the loan loss calculation, no provision was required for the three month period ended September 30, 2013 and the Bank provided $290,000 to the allowance for loan loss for the nine months ended September 30, 2013. This compares to provisions of $601,000 and $1,776,000 for the comparable periods in 2012, representing decreases of 100.00% and 83.67%, respectively.

The decrease in the loan loss provision for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 was due to the following factors:

•	The Bank’s asset quality has improved as problem assets, including certain commercial loans and residential speculative housing construction loans have decreased as the collateral for those loans has been liquidated or the loans have been paid off. Management’s evaluation of these asset classes resulted in the decreased provision in the quarter and nine months ended September 30, 2013.

•	In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. The analysis resulted in a decrease in the provision for the quarter ended September 30, 2013 as compared to the same quarter in 2012.

•	General reserves related to consumer loans collectively evaluated for impairment have also increased, but this increase has been offset by a dramatic decline in charge-offs from $619,000 and $1,850,000 for the three and nine month periods ended September 30, 2012 to $513,000 and $970,000 for the comparable periods in 2013.

Management believes that the current allowance for loan loss of $4,983,000 (or 1.49% of total loans) at September 30, 2013, as compared to $5,535,000 (or 1.70% of total loans) as of December 31, 2012, is adequate.

The following tables summarize the allowance activity for the periods indicated:

	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands)
	For the Nine months Ended September 30, 2013
2013	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:
Beginning Balance	$987	$2,849	$1,057	$642	$5,535
Charge-offs	(19)	(797)	(126)	(28)	(970)
Recoveries	30	38	60	—	128
Provision	103	(152)	28	7	290

Ending Balance	1,101	2,242	1,019	621	4,983

Ending Balance: Individually evaluated for impairment	$512	$185	$160	$226	$1,083

Ending Balance: Collectively evaluated for impairment	589	2,057	859	395	3,900

Totals:	$1,101	$2,242	$1,019	$621	$4,983

Financing Receivables:

Ending Balance: Individually evaluated for impairment	5,161	5,197	217	2,888	13,463

Ending Balance: Collectively evaluated for impairment	49,782	159,078	69,060	44,072	321,992

Totals:	$54,943	$164,275	$69,277	$46,960	$335,455

	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands)
	For the Year Ended December 31, 2012
2012	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:
Beginning Balance	$892	$2,677	$1,486	$557	$5,612
Charge-offs	(739)	(1,061)	(697)	(102)	(2,599)
Recoveries	18	129	77	9	233
Provision	816	1,104	191	178	2,289

Ending Balance	987	2,849	1,057	642	5,535

Ending Balance: Individually evaluated for impairment	$373	$808	$196	$160	$1,537

Ending Balance: Collectively evaluated for impairment	614	2,041	861	482	3,998

Totals:	$987	$2,849	$1,057	$642	$5,535

Financing Receivables:

Ending Balance: Individually evaluated for impairment	3,150	15,035	1,000	3,153	22,338

Ending Balance: Collectively evaluated for impairment	51,934	138,381	69,639	43,165	303,119

Totals:	$55,084	$153,416	$70,639	$46,318	$325,457

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended September 30, (in thousands)		Nine months ended September 30, (in thousands)
	2013	2012	2013	2012

Balance, beginning of period	$5,475	$5,693	$5,535	$5,612
Provision for loan losses	—	601	290	1,776
Loans charged off	(513)	(619)	(970)	(1,850)
Recoveries of loans charged off	21	18	128	155

Net charge offs	(492)	(601)	(842)	(1,695)

Balance, end of period	$4,983	$5,693	$4,983	$5,693

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

The decrease in the balance in the allowance for loan loss reserve as of September 30, 2013 as compared to December 31, 2012 resulted from provisions being lower than the net charge-offs during the first nine months of 2013. Charge-offs realized during the first nine months of 2013 had been provided for in the reserve in previous fiscal years. The loan loss reserve is determined as discussed above.

Net charge offs decreased to $492,000 and $842,000 for the three and nine months ended September 30, 2013 from $601,000 and $1,695,000 for the same periods in 2012. Charged off loans, which are loans that management deems uncollectible, are written against the loan loss reserve and constitute a realized loss. While a charged off loan may subsequently be collected, such recoveries generally are realized over an extended period of time.

Income Taxes

For the three and nine months ended September 30, 2013, Financial had an income tax expense of $355,000 and $1,025,000, respectively, as compared to $156,000 and $508,000 for the three and nine months ended September 30, 2013. This represents an effective tax rate of 30.39% and 29.94% for the for the three and nine month periods ended September 30, 2013 and 22.45% and 26.84% for the three and nine month periods ended September 30, 2012.

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

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended September 30, 2013 and 2012

	2013			2012
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$334,296	$4,205	4.99%	$323,871	$4,318	5.29%
Loans held for sale	891	8	3.56%	1,663	14	1.69%
Federal funds sold	10,121	9	0.35%	8,804	7	0.32%
Securities (3)	50,404	440	3.47%	57,489	451	3.11%
Federal agency equities	1,312	4	1.21%	1,792	4	0.89%
CBB equity	116	—	—	116	—	—

Total earning assets	397,140	4,666	4.66%	393,735	4,794	4.83%

Allowance for loan losses	(5,349)			(5,766)
Non-earning assets	42,885			44,363

Total assets	$434,676			$432,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$95,997	$50	0.21%	$85,186	$56	0.26%
Savings	133,461	71	0.21%	147,880	108	0.29%
Time deposits	95,939	316	1.31%	93,766	373	1.58%

Total interest bearing deposits	325,397	437	0.53%	326,832	537	0.65%

Other borrowed funds
Other borrowings	2,000	19	3.77%	6,207	50	3.20%
Capital Notes	10,000	150	6.00%	9,848	149	6.00%

Total interest-bearing liabilities	337,397	606	0.71%	342,887	736	0.85%

Non-interest bearing deposits	66,267			61,703
Other liabilities	442			86

Total liabilities	404,106			404,676

Stockholders’ equity	30,570			27,656

Total liabilities and Stockholders’ equity	$434,676			$432,332

Net interest income		$4,060			$4,058

Net interest margin			4.06%			4.09%

Interest spread			3.95%			3.98%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

Net Interest Margin Analysis

Average Balance Sheets

For the Nine months Ended September 30, 2013 and 2012

	2013			2012
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$331,198	$12,550	5.07%	$322,160	$12,706	5.27%
Loans held for sale	921	25	3.63%	1,109	28	3.38%
Federal funds sold	8,607	24	0.37%	8,908	18	0.27%
Securities (3)	50,601	1,137	3.00%	59,409	1,388	3.12%
Federal agency equities	1,344	34	3.38%	1,827	33	2.41%
CBB equity	116	—	—	116	—	—

Total earning assets	392,787	13,770	4.69%	393,529	14,173	4.82%

Allowance for loan losses	(5,488)			(5,805)
Non-earning assets	43,774			41,932

Total assets	$431,073			$429,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$92,670	$155	0.22%	$79,113	$181	0.31%
Savings	135,289	214	0.21%	153,485	397	0.35%
Time deposits	94,551	956	1.35%	92,293	1,186	1.72%

Total interest bearing deposits	322,510	1,325	0.55%	324,891	1,764	0.73%

Other borrowed funds
Fed funds purchased	16	—	—	—	—	—
Repurchase agreements	—	—	—	2,188	15	0.92%
Other borrowings	2,000	57	3.81%	8,726	199	3.05%
Capital Notes	10,000	450	6.00%	8,002	387	6.00%

Total interest-bearing liabilities	334,526	1,832	0.73%	343,807	2,365	0.92%

Non-interest bearing deposits	66,317			58,051
Other liabilities	436			575

Total liabilities	401,279			402,433

Stockholders’ equity	29,794			27,223

Total liabilities and Stockholders’ equity	$431,073			$429,656

Net interest income		$11,938			$11,808

Net interest margin			4.06%			4.01%

Interest spread			3.96%			3.90%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

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

There have been no significant changes during the quarter ended September 30, 2013, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 1A.	Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2013

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2013

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 8, 2013

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income (unaudited) for the Three and Nine months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the Three and Nine months ended September 30, 2013 and 2012 (iv) Consolidated Statements of Cash Flows (unaudited) for the Nine months ended September 30, 2013 and 2012 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Nine months ended September 30, 2012 and the Nine months Ended September 30, 2013; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: November 8, 2013	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President
(Principal Executive Officer)

Date: November 8, 2013	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2013

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2013

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 8, 2013

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income (unaudited) for the Three and Nine months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the Three and Nine months ended September 30, 2013 and 2012 (iv) Consolidated Statements of Cash Flows (unaudited) for the Nine months ended September 30, 2013 and 2012 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Nine months ended September 30, 2012 and the Nine months Ended September 30, 2013; (vi) Notes to Unaudited Consolidated Financial Statements.