Form 10-K
period 2013-12-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2014-03-19
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate value of the voting common equity held by nonaffiliates as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $22,660,000 based on the price at which the common stock last traded on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $2.14 par value as of March 18, 2014 was approximately 3,364,874.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2014 Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 20, 2014, are incorporated by reference into Part III of this Form 10-K

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

Products and Services

Retail and Commercial Banking

The Bank currently conducts business within Region 2000 from nine full-service offices and one limited service office. Four of the full-service offices are located in Lynchburg, Virginia, one full-service location is located in Madison Heights, Virginia, one is located in the Town of Amherst, Virginia, one is located in Forest, Virginia, one is located in the City of Bedford, Virginia and one is located in the Town of Altavista, Virginia. The limited services branch is located in the Westminster-Canterbury facilities in Lynchburg. The Bank established a mortgage loan origination division that conducts business under the name “Bank of the James Mortgage, a Division of Bank of the James.” The mortgage division conducts business primarily from the division’s main office located in the Forest branch of the Bank. In addition, in 2013 the Bank expanded into Charlottesville, Virginia with a loan production office and Roanoke, Virginia with a mortgage production office. For a more detailed description of these facilities, see “Item 2. Properties” below.

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

Other Banking Services. Other services offered by the Bank include safe deposit boxes, traveler’s checks, direct deposit of payroll and social security checks, automatic drafts for various accounts, treasury management services and credit card merchant services. The Bank also has become associated with a shared network of automated teller machines (ATMs) that may be used by Bank customers throughout Virginia, the United States, and internationally.

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

Employees

As of March 15, 2014, we had approximately 120 full-time equivalent employees. None of our employees are represented by any collective bargaining agreements, and relations with employees are considered excellent. We maintain employee benefit programs that include health insurance, a flexible spending account, a health savings account, and a 401(k) plan.

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

In 2013 the Bank expanded into Charlottesville, Virginia (north of Region 2000) with a loan production office, and to Roanoke, Virginia (west of Region 2000) with a mortgage production office. Even with this expansion outside of Region 2000, the Bank continues to consider its primary market to be Region 2000.

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

Mortgage Banking

The Mortgage Division competes with large national and regional banks, credit unions, smaller regional mortgage lenders and small local mortgage brokers. Over the past five years, the industry has seen a consolidation in the number of competitors in the marketplace. However, the competition with regard to price has increased as the remaining participants struggle to achieve volume and profitability. The downturn in the housing markets related to declines in real estate values, increased payment defaults and foreclosures have had a dramatic effect on the secondary market. The guidelines surrounding agency business (i.e., loans sold to Fannie Mae and Freddie Mac) have become much more restrictive and the associated mortgage insurance for loans above 80 percent loan-to-value has continued to tighten. The jumbo markets have slowed considerably and pricing has increased dramatically for larger loans. These changes in the conventional market have caused a dramatic increase in government lending and state bond programs. The Mortgage Division competes by attracting the top sales people in the area, providing an operational infrastructure that manages the guideline changes efficiently and effectively, offering a product menu that is both competitive in loan parameters as well as price, and providing consistently high quality customer service.

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

Banking regulators have indicated that Virginia banking organizations should generally pay dividends only (1) from net undivided profits of the bank, after providing for all expenses, losses, interest and taxes accrued or due by the bank and (2) if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. In addition, the Federal Deposit Insurance Act (FDIA) prohibits insured depository institutions such as the Bank from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become undercapitalized as defined in the statute. In addition, the Federal Reserve is authorized to determine under certain circumstances relating to the financial condition of a bank that the payment of dividends would be an unsafe and unsound practice and to prohibit payment thereof. The payment of dividends that deplete a bank’s capital base could be deemed to constitute such an unsafe and unsound banking practice. The Federal Reserve has indicated that banking organizations generally pay dividends only out of current operating earnings. In addition, under Virginia law, no dividend may be declared or paid out of a Virginia bank’s paid-in capital. The Bank may be prohibited under Virginia law from the payment of dividends if the Virginia Bureau of Financial Institutions determines that a limitation of dividends is in the public interest and is necessary to ensure the Bank’s financial soundness, and may also permit the payment of dividends not otherwise allowed by Virginia law.

The Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Reform Act”) was signed into law. The Dodd-Frank Reform Act represents a significant overhaul of many aspects of the regulation of the financial services industry, although many of its provisions (e.g., the interchange and trust preferred capital limitations) apply to companies that are significantly larger than Financial. The Dodd-Frank Reform Act directs applicable regulatory authorities to promulgate regulations implementing its provisions, and its effect on Financial and on the financial services industry as a whole will be clarified as those regulations are issued. Major elements of the Dodd-Frank Reform Act include:

•	The Dodd-Frank Reform Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling on the size of the Deposit Insurance Fund (DIF) and increased the floor applicable to the size of the DIF. The Dodd-Frank Act also made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provided unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	The Dodd-Frank Reform Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•	The Dodd-Frank Reform Act required new disclosure relating to executive compensation and corporate governance.

•	The Dodd-Frank Reform Act implemented amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations.

•	The Dodd-Frank Reform Act established the Financial Stability Oversight Council, which will be responsible for identifying and monitoring systemic risks posed by financial firms, activities, and practices.

•	The Dodd-Frank Reform Act amended the Electronic Fund Transfer Act (EFTA) to, among other things, require that debit card interchange fees must be reasonable and proportional to the actual cost incurred by the issuer with respect to the transaction. In June 2011, the Federal Reserve Board adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements additional fraud-prevention standards. Although issuers that have assets of less than $10 billion are exempt from the Federal Reserve Board’s regulations that set maximum interchange fees, these regulations are expected to significantly affect the interchange fees that financial institutions with less than $10 billion in assets are able to collect.

•	The Dodd-Frank Reform Act eliminated (over time) the inclusion of trust preferred securities as a permitted element of Tier 1 capital.

•	The Dodd-Frank Reform Act created a special regime to allow for the orderly liquidation of systemically important financial companies, including the establishment of an orderly liquidation fund.

•	The Dodd-Frank Reform Act requires the development of regulations to address derivatives markets, including clearing and exchange trading requirements and a framework for regulating derivatives-market participants.

•	The Dodd-Frank Reform Act enhanced supervision of credit rating agencies through the Office of Credit Ratings within the SEC.

•	The Dodd-Frank Reform Act increased the regulation of asset-backed securities, including a requirement that issuers of asset-backed securities retain at least 5% of the risk of the asset-backed securities.

•	The Dodd-Frank Reform Act established a Bureau of Consumer Financial Protection, within the Federal Reserve, to serve as a dedicated consumer-protection regulatory body. The Consumer Financial Protection Bureau is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, small institutions. As a smaller institution, most consumer protection aspects of the Dodd-Frank Act will continue to be overseen by the Federal Reserve.

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

Regardless of our lack of participation in certain programs, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

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

Regulation of the Bank

The Bank is a Virginia chartered commercial bank and a state member bank. The Bank’s deposit accounts are insured by the DIF of the FDIC up to the maximum legal limits of the FDIC and it is subject to regulation, supervision and regular examination by the Virginia Bureau of Financial Institutions and the Federal Reserve. The regulations of these various agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends and location and number of branch offices. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting shareholders.

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

FDIC Insurance Premiums. The Bank has deposits that are insured by the Federal Deposit Insurance Corporation (FDIC). FDIC maintains a Deposit Insurance Fund (“DIF”) that is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations. FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the DIF declines in relation to the total amount of insured deposits. In 2013, the Bank expensed $573,000 in FDIC assessments which compared to $579,000 in 2012. It is anticipated that assessments may increase in the future to offset demands on the DIF from banks that fail in the troubled economy. Such increases could adversely affect the Bank’s profitability.

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

Under the current risk-based capital requirements of these federal bank regulatory agencies, the Bank is required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4.0 percent. At least half of the total capital must be Tier 1 capital, which includes common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments. The remainder may consist of Tier 2 capital, such as a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), other qualifying preferred stock and a limited amount of the general loan loss allowance. The total risk-based capital ratio of the Bank as of December 31, 2013 and December 31, 2012 was 13.18% and 12.40% respectively, exceeding the minimums required.

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

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems”. The Federal Reserve approved a final rule regarding capital requirements on July 2, 2013. The rule will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Basel III will require bank holding companies and their bank subsidiaries to maintain more capital, with a greater emphasis on common equity.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased-in, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5% plus a “capital conservation buffer” of 2.5%, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0% plus the capital conservation buffer, (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0% plus the capital conservation buffer, and (iv) as a newly adopted international standard, a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) may face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing assets, deferred tax assets related to temporary differences that could not be realized through net operating loss carrybacks, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. The Company does not have any recognized mortgage servicing assets, deferred tax assets, or significant investments in non-consolidated entities as of December 31, 2013.

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specifics changes to current rules impacting the Company’s determination of risk-weighted assets include, among other things:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

•	Providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction.

The new minimum capital requirements are effective January 1, 2015, whereas the capital conservation buffer and the deductions from common equity Tier 1 capital phase in between 2015 and 2019.

The Basel III Notice also changes the prompt corrective action capital requirements effective in 2015. After the change, an institution would be deemed to be: (i) “well capitalized” if it has a total risk based capital ratio of 10.0% or more, a Tier 1 risk based capital ratio of 8.0% or more, a CET1 risk based capital ratio of 6.5% or more, and a leverage capital ratio of 5.0% or more, (ii) “adequately capitalized” if it has a total risk based capital ratio of 8.0% or more, a Tier 1 risk based capital ratio of 6.0% or more, a CET1 risk based capital ratio of 4.5% or more, and a leverage capital ratio of 4.0% or more, (iii) “undercapitalized” if it has a total risk based capital ratio of less than 8.0%, a Tier 1 risk based capital ratio of less than 6.0%, a CET1 risk based capital ratio of less than 4.5%, and a leverage capital ratio of less than 4.0%, (iv) “significantly undercapitalized”

if it has a total risk based capital ratio of less than 6.0%, a Tier 1 risk based capital ratio of less than 4.0%, a CET1 risk based capital ratio of less than 3.0%, and a leverage capital ratio of less than 3.0%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is less than or equal to 2.0%. Tangible equity would be defined for this purpose as Tier 1 capital (common equity Tier 1 capital plus any additional Tier 1 capital elements) plus any outstanding perpetual preferred stock that is not already included in Tier 1 capital.

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

Safety and Soundness. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” all such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2013, the Bank was considered “well capitalized.”

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

Item 1A.	Risk Factors – Not applicable.

Item 1B.	Unresolved Staff Comments – Not applicable.

Item 2.	Properties

Current Locations and Property

As of December 31, 2013, the Bank conducted its banking business from 11 locations, its mortgage origination services business primarily from three locations, and its investment and insurance services business primarily from one location.

Depending on such factors as cost, availability, and location, we may either lease or purchase our facilities. The existing facilities that we have purchased typically have been former branches of other financial institutions. We own 6 of our locations and lease 6 of our locations. The following table describes the location and general character of our facilities:

Address	Type of Facility	Year Opened	Owned/Leased
5204 Fort Avenue Lynchburg, Virginia	Full service branch with drive thru and ATM	2000	Owned

4698 South Amherst Highway Madison Heights, Virginia	Full service branch with drive thru and ATM	2002	Owned

17000 Forest Road Forest, Virginia	Full service branch with drive thru and ATM Headquarters for Mortgage Division	2005	Owned

164 South Main Street Amherst, Virginia	Full service branch with drive thru and ATM	2007	Owned

1405 Ole Dominion Blvd. Bedford, Virginia	Full service branch with drive thru and ATM	2008	Owned

1110 Main Street Altavista, Virginia	Full service branch with drive thru and ATM	2009	Owned

828 Main Street Lynchburg, Virginia	Corporate Headquarters; Full service branch with ATM	2004	Leased (1)

615 Church Street Lynchburg, Virginia	Full service branch with drive thru and ATM Headquarters for Investment and Insurance Divisions	1999	Leased (2)

4935 Boonsboro Road, Suites C and D Lynchburg, Virginia	Full service branch with drive thru and ATM	2006	Leased (3)

501 VES Road Lynchburg, Virginia	Limited service branch	2010	Leased (4)

1430 Rolkin Court Suite 203 Charlottesville, Virginia	Commercial loan origination and mortgage office	2013	Leased (5)

133 Salem Avenue, SW Roanoke, Virginia	Mortgage banking office	2013	Leased (6)

(1)	Base lease expires July 31, 2014. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease. The Bank leases this property from Jamesview Investment, LLC, which is wholly-owned by William C. Bryant III, a member of the Board of Directors of both Financial and the Bank.
(2)	Base lease expires July 31, 2019. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.
(3)	The current term expires on December 31, 2015. The Bank has one renewal option to extend the lease for an additional five year period that we may exercise at our discretion subject to the terms and conditions outlined in the lease.”
(4)	Base lease expires May 31, 2015.
(5)	Base lease expires December 31, 2018. We have one renewal option that we may exercise at our discretion subject to the terms and conditions outlined in the lease.
(6)	This office is owned by employees (or a company owned by such employees) who work from that space. The office space is provided by the employees as part of their compensation arrangement with the Bank,

Our commercial banking segment conducts business from all of the above locations. Although the mortgage segment primarily conducts business from the Forest location, it has from time to time conducted business from all locations.

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

Interest in Additional Properties

As discussed in “Management’s Discussion and Analysis – Expansion Plans” in addition to the facilities set forth above, the Bank owns the following properties which are being held for possible expansion:

•	real property located in the Timberlake Road area of Campbell County (Lynchburg), Virginia. The Timberlake property is not suitable for its intended use as a branch bank. Management anticipates that it will be necessary to raze the current structures and replace it with appropriate new construction.

•	real property located at 5 Village Highway (near the intersection of Routes 501 and 24) in Rustburg, Virginia. The structure on the property has been demolished and removed. The Bank does not anticipate opening a branch at this location prior to 2015.

•	real property located near the intersection of Confederate Boulevard and Moses Avenue in Appomattox, Virginia. There is no structure on the property. The bank does not anticipate opening a branch at this location prior to 2015.

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

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4.	Mine Safety Disclosure – Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Prices and Dividends

As of January 25, 2012, the Common Stock of Financial is traded on the NASDAQ Capital Market LLC (NASDAQ) under the symbol “BOTJ.” Prior to this time, the Common Stock of Financial was quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol “BOJF (“BOJF.OB” on some systems) and transactions generally involved a small number of shares. The following table sets forth the quarterly high and low bid prices for each quarter in fiscal 2013 and 2012 for Financial and was obtained from Bloomberg. Management believes this source to be accurate.

	Market Prices and Dividends
	Bid Price ($)
	High	Low	Dividends ($)
Fiscal 2013
Fourth Quarter	9.00	7.93	0.00
Third Quarter	8.80	7.75	0.00
Second Quarter	7.84	6.80	0.00
First Quarter	8.11	5.60	0.00

Fiscal 2012
Fourth Quarter	6.26	5.15	0.00
Third Quarter	5.75	5.15	0.00
Second Quarter	5.60	5.31	0.00
First Quarter	5.87	4.40	0.00

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 18, 2014 (the most recent date available), the Common Stock traded for $         per share. As of March 18, 2014, there were approximately 3,364,874 shares of Common Stock outstanding, which shares are held by approximately 1,814 active shareholders of record. Neither Financial nor the Bank prior to the formation of Financial has declared or paid a cash dividend on its Common Stock.

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

Financial will continue to evaluate the foregoing when making a determination of whether to pay a cash dividend in 2014.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information concerning Financial’s equity compensation plans at December 31, 2013. All figures have been adjusted to reflect all prior stock dividends declared by Financial. All outstanding stock options have been issued under plans approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)
Equity compensation plans approved by shareholders - 1999 Stock Option Plan of Bank of the James Financial Group, Inc.	111,371	$10.73	—

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	111,371	$10.73	—

Recent Sales of Unregistered Equity Securities

None.

Item 6.	Selected Financial Data – Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist readers in understanding and evaluating our financial condition and results of operations. You should read this discussion in conjunction with our financial statements and accompanying notes included elsewhere in this report. Because Bank of the James Financial Group, Inc. (“Financial”) has no material operations and conducts no business other than the ownership of its operating subsidiary, Bank of the James (and its divisions and subsidiary), the discussion primarily concerns the business of the Bank. However, for ease of reading and because our financial statements are presented on a consolidated basis, references to “we,” “us,” or “our” refer to Financial, Bank of the James, and their divisions and subsidiaries as appropriate. The comparison of operating results for Financial between the years ended December 31, 2013 and 2012 should be read in the context of both the size and the relatively short operating history of the Bank.

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

As discussed in more detail below,

•	For the year ended December 31, 2013, Financial had net income of $3,060,000, an increase of $928,000 from net income of $2,132,000, from the year ended December 31, 2012;

•	For the year ended December 31, 2013, the income per basic and diluted share was $0.91, as compared to income of $0.64 per basic and diluted share for the year ended December 31, 2012;

•	Net interest income increased to $15,989,000 for the current year from $15,737,000 for the year ended December 31, 2012;

•	Noninterest income (exclusive of gains and losses on sales of securities) increased to $3,022,000 for the year ended December 31, 2013 from $2,994,000 for the year ended December 31, 2012;

•	Total assets as of December 31, 2013 were $434,511,000 compared to $441,381,000 at the end of 2012, a decrease of $6,870,000 or 1.56%;

•	Loans (excluding loans held for sale), net of unearned income and loan loss provision, increased to $339,994,000 as of December 31, 2013 from $319,922,000 as of the end of December 31, 2012, an increase of 6.27%; and

•	The net interest margin increased 5 basis points to 4.08% for 2013, compared to 4.03% for 2012.

The following table sets forth selected financial ratios:

	For the Year Ended December 31,
	2013	2012	2011
Return on average equity	10.13%	7.76%	2.25%
Return on average assets	0.71%	0.50%	0.14%
Dividend payout %	0.00%	0.00%	0.00%
Average equity to total average assets	6.97%	6.39%	6.24%

Effect of Economic Trends

The U.S. economy continued to experience slow growth throughout 2013. Locally, real estate values appear to have stabilized and there were positive trends in housing during 2012 and 2013. However, uncertainty for small and medium size businesses lessened the demand for lending. Even through the difficult economic environment, the Bank’s capital levels and asset quality continued to improve in 2013.

For additional information regarding the local economy and its impact on the Company’s business refer to the Business Section in this 10-K under the caption “Location and Market Area” (Part I. Item 1. Business Section – Location and Market Area).

Despite this improvement, management expects difficult economic conditions to persist in 2014. In light of these conditions, financial institutions also face continued heightened levels of scrutiny from federal and state regulators. Financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

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

The downward trend in short term interest rates beginning in the last quarter of 2007 was due to the actions of the Federal Open Market Committee (“FOMC”) resulting from a deteriorating economy. The federal funds target rate set by the Federal Reserve has remained at 0.00% to 0.25% since December 2008, following a decline from 4.25% in December 2007 through a series of rate reductions. As liquidity increased as a result of open market operations and other government actions, longer-term interest rates decreased and the yield curve remains positively sloped. Although it cannot be certain, as discussed below under “Results of Operations – Net Interest Income” management believes that short term interest rates will remain stable for the foreseeable future. An increase in long-term interest rates would have an adverse impact on the Mortgage Division, primarily due to reduced refinancing opportunities.

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

The allowance for loan losses is management’s estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450, Contingencies, which requires that losses be accrued when they are probable of occurring and are reasonably estimable and (ii) ASC 310, Receivables, which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Guidelines for determining allowances for loan losses are also provided in the SEC Staff Accounting Bulletin No. 102 – “Selected Loan Loss Allowance Methodology and Documentation Issues” and the Federal Financial Institutions Examination Council’s interagency guidance, “Interagency Policy Statement on the Allowance for Loan and Lease Losses” (the “FFIEC Policy Statement”). See “Management Discussion and Analysis Results of Operations – Allowance for Loan Losses and Loan Loss Reserve” below for further discussion of the allowance for loan losses.

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loans reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Bank had $564,000 and $572,000 classified as TDRs as of December 31, 2013 and 2012, respectively.

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

RESULTS OF OPERATIONS

December 31, 2013 compared to year ended December 31, 2012

Net Income

The net income for Financial for the year ended December 31, 2013 was $3,060,000 or $0.91 per basic and diluted share compared with net income of $2,132,000 or $0.64 per basic and diluted share for the year ended December 31, 2012. Note 13 of the Audited Financial Statements provide additional information with respect to the calculation of Financial’s earnings per share.

The increase of $928,000 in 2013 net income compared to 2012 was due in large part the following: i) a significant decrease in provisions for loan losses in 2013 as compared to 2012; ii) a slight increase in net interest income; and iii) a significant decrease in the loss on sale of other real estate owned. The increase was partially offset by a decrease in non-interest income and an increase in non-interest expense. As discussed in more detail below, we charged off $1,105,000 in nonperforming loans during the year ended December 31, 2013 as compared with $ 2,599,000 in 2012. The amount of the provision to the loan loss reserve was $540,000 in the year ended December 31, 2013 as compared to $2,289,000 in 2012.

These operating results represent a return on average shareholders’ equity of 10.13% for the year ended December 31, 2013 compared to 7.76% for the year ended December 31, 2012. The return on average assets for the year ended December 31, 2013 was 0.71% compared to 0.50% in 2012.

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

Interest income decreased to $18,428,000 for the year ended December 31, 2013 from $18,753,000 for the year ended December 31, 2012. This decrease was due to a decrease in the yields on average earning assets which primarily consist of loans and investment securities, as discussed below.

Interest expense decreased, as discussed more fully below.

Net interest income for 2013 increased slightly $252,000 to $15,989,000 or 1.60% from net interest income of $15,737,000 in 2012. The growth in net interest income was due in large part to a decrease in our interest expense of $577,000 from $3,016,000 for the year ended December 31, 2012 to $2,439,000 for the year ended December 31, 2013. This decrease in interest expense was primarily due to reductions in the interest rate paid on time deposits and savings accounts and an increase in the average balance held in non-interest bearing accounts. The average interest rate paid on time deposits decreased by 34 basis points during 2013 as compared to 2012.

The net interest margin increased to 4.08% in 2013 from 4.03% in 2012. The average rate on earning assets decreased 10 basis points from 4.80% in 2012 to 4.70% in 2013 and the average rate on interest-bearing liabilities decreased from 0.88% in 2012 to 0.73% in 2013. Although management cannot predict with certainty future interest rate decisions by the FOMC, statements from the Federal Reserve Board indicate that interest rates will remain low at least as long as the unemployment rate remains above 6-1/2 percent, inflation (between one and two years ahead) is projected to be no more than half a percentage point above the Committee’s 2 percent longer-run goal, and longer-term inflation expectations continue to be well anchored.

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

Net Interest Margin Analysis

Average Balance Sheets

For the Year Ended December 31, 2013 and 2012

(dollars in thousands)

	2013			2012
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS

Loans, including fees (1) (2)	$333,028	$16,891	5.07%	$322,989	$16,956	5.25%
Loans AFS	883	33	3.74%	1,109	42	3.79%
Federal funds sold	7,818	30	0.38%	9,515	25	0.26%
Securities (3)	51,370	1,533	2.98%	57,353	1,783	3.11%
Federal agency equities	1,336	59	4.42%	1,773	60	3.38%
CBB equity	116	—	0.00%	116	—	0.00%

Total earning assets	394,551	18,546	4.70%	392,855	18,866	4.80%

Allowance for loan losses	(5,376)			(5,791)
Non-earning assets	43,989			43,279

Total assets	$433,164			$430,343

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	$93,286	$208	0.22%	$81,448	$235	0.29%
Savings	134,427	286	0.21%	150,850	473	0.31%
Time deposits	95,268	1,268	1.33%	92,370	1,539	1.67%

Total interest bearing deposits	322,981	1,762	0.55%	324,668	2,247	0.69%

Other borrowed funds
Fed funds purchased	204	1	0.49%	—	—	0.00%
Repurchase agreements	—	—	0.00%	1,638	15	0.92%
Other borrowings	2,000	76	3.80%	7,036	218	3.10%
Capital notes	10,000	600	6.00%	8,950	537	6.00%

Total interest-bearing liabilities	335,185	2,439	0.73%	342,292	3,017	0.88%

Noninterest bearing deposits	67,113			60,134
Other liabilities	662			443

Total liabilities	402,960			402,869

Stockholders’ equity	30,204			27,474

Total liabilities and Stockholders’ equity	$433,164			$430,343

Net interest earnings		$16,107			$15,849

Net interest margin			4.08%			4.03%

Interest spread			3.97%			3.92%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with nonaccrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

Interest income and expenses are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest bearing liabilities, and by the interaction of rate and volume factors. The following table shows the direct causes of the year-to-year changes in components of net interest income on a taxable equivalent basis.

	Volume and Rate
	(dollars in thousands)
	Years Ending December 31,
	2013			2012
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense
Loans	$559	$(633)	$(74)	$(20)	$(554)	$(574)
Federal funds sold	(3)	8	5	1	1	2
Securities	(178)	(72)	(250)	(37)	(52)	(89)
Restricted stock	5	(6)	(1)	(4)	12	8

Total earning assets	383	(703)	(320)	(60)	(593)	(653)

Liabilities:
Demand interest bearing	41	(68)	(27)	169	(280)	(111)
Savings	(47)	(140)	(187)	(166)	(690)	(856)
Time deposits	49	(320)	(271)	187	(373)	(186)
Fed funds purchased	1	—	1	—	—	—
Capital notes	63	—	63	117	—	117
FHLB borrowings	(207)	65	(142)	(93)	14	(79)
Repurchase agreements	(8)	(8)	(15)	(63)	3	(60)

Total interest-bearing liabilities	$(108)	$(471)	$(578)	$151	$(1,326)	$(1,175)

Change in net interest income	$491	$(232)	$258	$(211)	$733	$522

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

The Mortgage Division originated 335 mortgage loans, totaling $59,286,000 in 2012 as compared with 298 mortgage loans, totaling $52,177,000 during the year ended December 31, 2013. Income remained relatively unchanged despite a decrease in volume, primarily due to renegotiated and improved pricing from the investors that purchase loans from the Mortgage Division. The primary driver of the improved pricing was the migration of the Mortgage Division’s broker relationships to hybrid correspondent. In 2013, the Mortgage Division faced an improving real estate market and loans for new home purchase comprised 68% of the total volume. Refinancing decreased in response to slightly higher long term mortgage rates, which limited the number of borrowers for whom refinancing made economic sense. For the year ended December 31, 2013, the Mortgage Division accounted for 5.73% of Financial’s total revenue as compared with 5.62% of Financial’s total revenue for the year ended December 31, 2012. Mortgage contributed $236,000 and $270,000 to Financial’s pre-tax net income in 2013 and 2012, respectively. Although management anticipates that residential mortgage rates will remain low by historical standards throughout 2014, management also anticipates that if rates trend higher, the loan mix will continue to shift towards new home purchases and away from refinancing. The Mortgage Division continues to improve its market share in Region 2000. We opened a new mortgage origination office in Roanoke in October and anticipate providing mortgage originations in Charlottesville beginning in March, 2014. Management expects that low rates coupled with the Mortgage Division’s reputation in Region 2000 and these new offices present an opportunity for us to grow the Mortgage Division’s revenue.

Service charges and fees and commissions increased to $1,350,000 for the year ended December 31, 2013 from $1,230,000 for the year ended December 31, 2012. This increase was due in large part to an increase in most significant service charge categories, including debit card fees, commissions on sales of securities, and NSF fees.

Our Investment division provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. The Investment division’s financial impact on our consolidated revenue has been immaterial. Although management cannot predict the financial impact of Investment with certainty, management anticipates it will continue to be an immaterial component of revenue in 2014.

In the third quarter of 2008, we began providing insurance and annuity products to Bank customers and others, through the Bank’s Insurance subsidiary. The Bank has one full-time and one part-time employee that are dedicated to selling insurance products through Insurance. Insurance generates minimal revenue and its financial impact on our consolidated revenue has been immaterial. Management anticipates that Insurance’s impact on noninterest income will remain immaterial in 2014.

Noninterest income, exclusive of gains and losses on sale of securities, increased to $3,022,000 in 2013 from $2,944,000 in 2012. Inclusive of gains and losses on sale of securities, noninterest income decreased slightly to $3,478,000 in 2013 from $3,618,000 in 2012. The following table summarizes our noninterest income for the periods indicated.

	Noninterest Income (dollars in thousands) December 31,
	2013	2012
Mortgage fee income	$1,255	$1,257
Service charges, fees and commissions	1,350	1,230
Increase in cash value of life insurance	299	323
Other	118	134
Gain on sale of available-for-sale securities	456	674

Total noninterest income	$3,478	$3,618

The decrease in noninterest income for 2013 as compared to 2012 was due to a decrease in gains on sales of available-for-sale securities. These gains were largely offset by increases in the other categories of non-interest income in the other categories of non-interest income.

Noninterest Expense of Financial

Noninterest expenses increased from $14,391,000 for the year ended December 31, 2012 to $14,825,000 for the year ended December 31, 2013. The following table summarizes our noninterest expense for the periods indicated.

	Noninterest Expense
	(dollars in thousands)
	December 31,
	2013	2012
Salaries and employee benefits	$7,161	$6,529
Occupancy	1,205	1,150
Equipment	1,043	991
Supplies	362	386
Professional, data processing and other outside expenses	2,294	2,033
Marketing	367	382
Credit expense	229	225
Other real estate expenses	506	798
Amortization of tax credit investment	247	247
FDIC insurance expense	573	579
Other	838	1,071

Total noninterest expense	$14,825	$14,391

The increase in noninterest expense was due in large part to an increase in salaries, professional fees, and data processing fees. The increase in these costs was partially offset by a decrease in other outside expenses and the loss on the sale or writedown of OREO. Our total personnel expense, net of direct salary costs incurred in originating certain loans (in accordance with current accounting rules), increased to $7,161,000 for the year ended December 31, 2013, from $6,529,000 for the twelve months ended December 31, 2012. Compensation for some employees of the Mortgage Division and Investment is commission-based and therefore subject to fluctuation. Because of an increase in the number of customers and accounts and additional services offered, our data processing expense increased from $1,110,000 in 2012 to $1,299,000 in 2013. The Bank’s occupancy expense also increased in large part due to increases in rent and increases in operating supplies and maintenance.

The efficiency ratio, that is the cost of producing each dollar of revenue, is determined by dividing noninterest expense by the sum of net interest income plus noninterest income. Financial’s efficiency ratio increased from 73.08% in 2012 to 74.89% in 2013, in large part due to the increases in the above expenses. Management intends that additional interest earning assets will help lower the efficiency ratio.

Income Tax Expense

For the year ended December 31, 2013, Financial had a federal income tax expense of $1,042,000, as compared to a federal income tax expense of $543,000 in 2012. Our effective rate was lower than the corporate tax rate in both 2013 and 2012 from federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance, certain tax free municipal securities, and tax credits. Note 12 of the Audited Financial Statements provide additional information with respect to our 2013 federal income tax expense and the deferred tax accounts.

ANALYSIS OF FINANCIAL CONDITION

As of December 31, 2013 and December 31, 2012

General

Our total assets were $434,511,000 at December 31, 2013, a decrease of $6,870,000 or 1.56% from $441,381,000 at December 31, 2012, primarily due to a decrease in cash and cash equivalents, securities available-for-sale which was offset in part by increases in securities held-to-maturity, the cash value of bank-owned life insurance, and the deferred tax asset. As explained in more detail below, deposits decreased from $399,015,000 on December 31, 2012 to $387,398,000 on December 31, 2013. Loans, net of unearned income and allowance, increased to $339,994,000 on December 31, 2013 from $319,922,000 on December 31, 2012.

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

Loans, net of unearned income and allowance, increased significantly to $339,994,000 on December 31, 2013 from $319,922,000 on December 31, 2012. Total loans, including loans held for sale increased to $347,101,000 on December 31, 2013 from $326,361,000 on December 31, 2012. The increase in total loans was due to enhanced marketing efforts and the employment of a Charlottesville-based lender. The efforts in Charlottesville began in September 2013. We anticipate that this office will continue to add to our loan balances. Despite these factors, the number of qualified buyers remains limited. Management expects that the number of qualified borrowers will remain limited until the economy further improves.

As of December 31, 2013, the Bank had $3,067,000, or 0.90% of its total loans, in non-accrual status compared with $6,346,000, or 1.98% of its total loans, at December 31, 2012. This decrease is due primarily to efforts to reduce non-performing assets through enhanced collection efforts and the liquidation of underlying collateral. The Bank attempts to work with borrowers on a case-by-case basis to attempt to protect the Bank’s interests. However, despite our commitment, continued reduction of non-accrual loans can be dependent on improvements in employment, housing, and overall economic conditions at the local, regional and national levels. See “Asset Quality” below.

The following table summarizes the composition of the Bank’s loan portfolio for the periods indicated by dollar amount:

	Loan Portfolio
	(dollars in thousands)
	December 31,
	2013	2012	2011	2010	2009

Commercial	$55,803	$55,084	$59,623	$62,786	$60,045
Commercial real estate	172,117	153,416	150,622	143,428	141,530
Consumer	71,165	70,639	72,488	68,289	67,744
Residential	46,095	46,318	41,633	51,679	53,421

Total loans	345,180	325,457	324,366	326,182	322,740

Less allowance for loan losses	5,186	5,535	5,612	5,467	4,288

Net loans	$339,994	$319,922	$318,754	$320,715	$318,452

The following table sets forth the maturities of the loan portfolio at December 31, 2013.

	Remaining Maturities of Selected Loans (dollars in thousands)
	At December 31, 2013
	Less than One Year	One to Five Years	Greater than Five Years	Total

Commercial	$18,100	$8,114	$29,589	$55,803
Commercial real estate	16,752	21,652	133,713	172,117
Consumer	3,951	30,415	36,799	71,165
Residential	6,722	9,868	29,505	46,095

Total	$45,525	$70,049	$229,606	$345,180

For maturities over one year:
Fixed Rates	$80,098	26.73%
Variable Rates	219,558	73.27%

Total	$299,656

Deposits

We experienced a decrease in deposits from $399,015,000 at December 31, 2012 to $387,398,000 at December 31, 2013, for a decrease of 2.91%. Noninterest-bearing deposits decreased $1,597,000 or 2.47% from $64,853,000 at December 31, 2012 to $63,256,000 at December 31, 2013. The decrease in non-interest bearing deposits was due almost entirely to amounts deposited in professional settlement accounts for end of the year real estate and business closings. This caused an equivalent increase in total deposits. Interest-bearing deposits decreased $10,020,000 from $334,162,000 at December 31, 2012 to $324,142,000 at December 31, 2013. This 3.00% decrease in interest bearing deposits was due primarily to the continued low interest rates paid on accounts. The Bank has not aggressively tried to increase deposits.

The following table sets forth the average deposit balance and the rates paid on deposits for the years indicated:

	Average Deposits and Rates Paid
	(dollars in thousands)
	Year Ended December 31,
	2013		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest - bearing deposits	$67,113	—	$60,134	—	$50,748	—

Interest - bearing deposits
Interest checking	$51,816	0.24%	$38,447	0.28%	$23,766	0.44%
Money market	41,470	0.21%	43,001	0.30%	39,900	0.61%
Savings	134,427	0.21%	150,850	0.31%	175,866	0.76%
Time deposits
Less than $100,000	56,495	1.33%	55,873	1.65%	51,926	2.00%
Greater than $100,000	38,773	1.33%	36,947	1.70%	32,896	2.08%

Total interest - bearing deposits	$322,981	0.55%	$324,668	0.69%	$324,354	1.05%

Total deposits	$390,094		$384,802		$375,138

The following table includes a summary of maturities of CDs greater than $100,000.

	Maturities of CD’s Greater than $ 100,000
	(dollars in thousands)
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total
At December 31, 2013	$5,256	$5,597	$9,059	$20,687	$40,599

Cash and Cash Equivalents

Cash and cash equivalents decreased from $40,998,000 on December 31, 2012 to $16,671,000 on December 31, 2013. Federal funds sold decreased from $24,171,000 on December 31, 2012 to $0 on December 31, 2013. These decreases were due primarily to routine fluctuations in deposits, the fluctuations in transactional accounts and professional settlement accounts as discussed above, and use of cash and cash equivalents to fund loan growth.

Investment Securities

The investment securities portfolio of the Bank is used as a source of income and liquidity.

The following table summarizes the fair value of the Bank’s securities portfolio for the periods indicated:

	Securities Portfolio (dollars in thousands) December 31,
	2013	2012	2011
Held-to-maturity
U.S. agency obligations	$3,740	$3,417	$8,533

Available-for-sale
U.S. treasuries	3,611	—	—
U.S. agency obligations	20,108	23,069	25,485
Mortgage - backed securities	5,311	1,812	3,939
Municipals	15,138	22,804	18,914
Corporates	1,923	2,609	—

Total available-for-sale	$46,091	$50,294	$48,338

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

Securities held-to-maturity at carrying cost increased from $3,075,000 as of December 31, 2012 to $3,537,000 as of December 31, 2013. This increase resulted from the purchase of an additional security.

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

The portfolio of securities available-for-sale decreased to $46,091,000 as of December 31, 2013 from $50,294,000 as of December 31, 2012. During 2013, the Bank purchased available-for-sale securities in the amount of $30,367,000 in order to maintain the ability to fund loans if demand and quality of credits increased.

The following table shows the maturities of held-to-maturity and available-for-sale securities at amortized cost and market value at December 31, 2013 and December 31, 2012 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are not shown on a tax equivalent basis. Financial attempts to maintain diversity in its portfolio and maintain credit quality and repricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on Financial’s securities, see Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution / Yield Analysis
	(dollars in thousands)
	At December 31, 2013
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Held-to-maturity
U.S. agency
Amortized cost	$—	$2,537	$1,000	$—	$3,537
Market value	$—	$2,738	$1,002	$—	$3,740
Weighted average yield		3.51%	4.05%

Available-for-sale securities
U.S. treasuries
Amortized cost	$—	$—	$3,907	$—	$3,907
Market value	$—	$—	$3,611	$—	$3,611
Weighted average yield			2.02%
U.S. agency
Amortized cost	$—	$—	$9,405	$13,139	$22,544
Market value	$—	$—	$8,583	$11,525	$20,108
Weighted average yield			2.79%	2.93%
Mortgage Backed Securities
Amortized cost	$—	$—	$2,047	$3,403	$5,450
Market value	$—	$—	$1,899	$3,412	$5,311
Weighted average yield			2.06%	2.65%
Municipals
Amortized cost	$—	$479	$2,878	$12,488	$15,845
Market value	$—	$480	$2,782	$11,876	$15,138
Weighted average yield		5.60%	1.72%	3.32%
Corporates
Amortized cost	$—	$—	$2,011	$—	$2,011
Market value	$—	$—	$1,923	$—	$1,923
Weighted average yield			3.05%

Total portfolio
Amortized cost	$—	$3,016	$21,248	$29,030	$53,294
Market value	$—	$3,218	$19,800	$26,813	$49,831
Weighted average yield		3.84%	2.52%	3.06%

	Securities Portfolio Maturity Distribution / Yield Analysis
	(dollars in thousands)
	At December 31, 2012
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Held-to-maturity
U.S. agency
Amortized cost	$—	$—	$2,062	$1,013	$3,075
Market value	$—	$—	$2,369	$1,048	$3,417
Weighted average yield			4.00%	4.05%

Available-for-sale securities
U.S. agency
Amortized cost	$—	$—	$5,985	$16,995	$22,980
Market value	$—	$—	$5,997	$17,072	$23,069
Weighted average yield			1.95%	2.85%
Mortgage Backed Securities
Amortized cost	$—	$—	$—	$1,805	$1,805
Market value	$—	$—	$—	$1,812	$1,812
Weighted average yield				1.53%
Municipals
Amortized cost	$—	$479	$4,030	$17,590	$22,099
Market value	$—	$480	$4,158	$18,166	$22,804
Weighted average yield		5.60%	2.29%	3.23%
Corporates
Amortized cost	$—	$500	$2,048	$—	$2,548
Market value	$—	$500	$2,109	$—	$2,609
Weighted average yield		1.50%	2.97%

Total portfolio
Amortized cost	$—	$979	$14,125	$37,403	$52,507
Market value	$—	$980	$14,633	$38,098	$53,711
Weighted average yield		3.51%	2.50%	3.00%

Cash surrender value of bank owned life insurance

On July 1, 2009, the Company funded bank owned life insurance (BOLI) for a chosen group of its officers, where the Company is the owner and sole beneficiary of the policies. As of December 31, 2013, the BOLI had a cash surrender value of $9,230,000, an increase of $299,000 from the cash surrender value of $8,931,000 as of December 31, 2012. The increase resulted from an increase in the cash surrender value relating to the aggregate earnings on all of the BOLI policies. The value of BOLI increases from the cash surrender values of the pool of insurance. The increase in cash surrender value is recorded as a component of noninterest income; however, the Company does not pay tax on increase in cash value. This profitability is used to offset a portion of current and future employee benefit costs. BOLI can be liquidated if necessary with associated tax costs. However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position. Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

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

At December 31, 2013, liquid assets, which include cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, and securities available-for-sale totaled $62,762,000 on December 31, 2013 as compared to $91,292,000 at December 31, 2012. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $7,385,000 of these securities are pledged against outstanding debt, public deposits, or lines of credit. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

The following table sets forth non-deposit sources of funding:

Funding Sources (dollars in thousands)
	December 31, 2013
Source	Capacity	Outstanding	Available
Fed funds purchased lines (unsecured)	$24,000	$4,108	$19,892
Reverse repurchase agreements	3,000	—	3,000
Borrowings from FHLB Atlanta	87,110	2,000	85,110

Total	$114,110	$6,108	$108,002

At the end of 2013, approximately 76.80%, or $265,082,000 of the loan portfolio would mature or could reprice within a one-year period. At December 31, 2013, non-deposit sources of available funds totaled $108,002,000, which included $85,110,000 available from the FHLBA.

Capital Resources

Capital adequacy is an important measure of financial stability and performance. Management’s objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profiles of financial institutions. The guidelines define capital as Tier 1 (primarily common stockholders’ equity, defined to include certain debt obligations) and Tier 2 (remaining capital generally consisting of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general valuation allowance for loan losses). The Bank’s regulatory capital levels exceed those established for well-capitalized institutions. The following table (along with Note 17 of the Audited Financial Statements) shows the minimum capital requirements and the Bank’s capital position as of December 31, 2013 and 2012.

Analysis of Capital for Bank of the James (Bank only) (dollars in thousands)
	December 31,
	2013	2012
Tier 1 Capital:
Common stock	$3,742	$3,742
Additional paid in capital	19,325	19,325
Retained earnings	16,563	13,006

Total Tier 1 Capital	$39,630	$36,073

Tier 2 Capital:
Allowable portion of allowance for loan losses	4,166	4,064

Total Tier 2 Capital	$4,166	$4,064

Total risk-based capital	$43,796	$40,137

Risk weighted assets	$332,280	$323,655

Average total assets	$435,236	$428,851

			Regulatory Minimums
	December 31,		Capital	Well
	2013	2012	Adequacy	Capitalized
Capital Ratios
Tier 1 capital to average total assets	9.11%	8.41%	4.00%	5.00%
Tier 1 risk-based capital ratio	11.93%	11.15%	4.00%	6.00%
Total risk-based capital ratio	13.18%	12.40%	8.00%	10.00%

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

In 2009, Financial completed a private placement of unregistered debt securities pursuant to which it issued notes to accredited investors in an amount of $7,000,000 (the “2009 Notes”). The debt issued pursuant to this offering bore interest at the rate of 6% per year with interest payable quarterly in arrears. The first interest payment was due and paid on July 1, 2009. Financial used $6,000,000 of the proceeds to provide additional capital to the Bank. Financial retained $1,000,000 which it used in part to service interest payments on the debt. The 2009 Notes were paid in full upon maturing on April 1, 2012 with proceeds from the private placement described in the following paragraph.

During the third quarter of 2012, Financial closed a private placement of unregistered debt securities (the “2012 Offering”) pursuant to which Financial issued $10,000,000 in principal of notes (the “2012 Notes”). The 2012 Notes have not been and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The 2012 Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. The 2012 Notes mature on April 1, 2017, but are subject to prepayment in whole or in part on or after April 1, 2013 at Financial’s sole discretion on 30 days written notice to the holders. Financial used $7,000,000 of the proceeds from the 2012 Offering to pay on maturity the principal due on 2009 Notes.

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

As further described under “Regulation of the Bank – Capital Requirements,” the Basel Committee released in June 2011 a revised framework for the regulation of capital and liquidity of internationally active banking organizations. The new framework is generally referred to as “Basel III”. As discussed above, when full phased in, Basel III will require certain bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. On July 2, 2013, the Federal Reserve adopted a final rule implementing the Basel III standards and complementary parts of Basel II and Basel 2.5.

Stockholder’s Equity

Stockholders’ equity increased by $159,000 from $29,613,000 on December 31, 2012 to $29,772,000 on December 31, 2013 because of the net income of $3,060,000, plus the adjustment for other comprehensive loss, in the year ended December 31, 2013.

ASSET QUALITY

We perform monthly reviews of all delinquent loans and loan officers are charged with working with customers to resolve potential payment issues. We generally classify a loan as nonaccrual when interest is deemed uncollectible or when the borrower is 90 days or more past due. We generally restore a loan if i) a borrower is no longer 90 days past due on the loan and the borrower has demonstrated the capacity to repay the loan for six consecutive months or ii) the loan committee of the Board of Directors determines that a borrower has the capacity to repay the loan.

During 2013, our asset quality improved. Specifically, we have been successful in resolving a significant portion of our problem assets. These problem assets resulted from the economic downturn, which severely impacted commercial development loans and residential speculative housing construction loans due in part to a decline in the value of the collateral supporting those loans. Although asset quality improved in 2013, management intends to continue to be proactive in quantifying and mitigating the ongoing risk. Non-accrual loans decreased to $3,067,000 on December 31, 2013 from $6,346,000 on December 31, 2012. Management has provided for the anticipated losses on its non-accrual loans in the allowance for loan loss.

We also classify other real estate owned (OREO) as a nonperforming asset. OREO is the value of real property acquired by the Bank either at a foreclosure sale of collateral on which the Bank has a lien or by deed in lieu of foreclosure. OREO decreased 31.30% to $1,451,000 on December 31, 2013 from $2,112,000 on December 31, 2012. The following table represents the changes in OREO balance in 2013 and 2012.

OREO Changes
(Dollars in Thousands)
	Year Ended December 31,
	2013	2012
Balance at the beginning of the year (net)	$2,112	$3,253
Transfers from Loans	860	2,070
Capitalized Costs	—	5
Write-downs to OREO expense	(368)	(650)
Sales proceeds	(1,140)	(2,489)
Gain (loss) on disposition	(13)	(77)

Balance at the end of the year (net)	$1,451	$2,112

We also classify troubled debt restructurings (TDRs) as both performing and nonperforming assets. We measure impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. TDRs occur when we agree to significantly modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. These concessions typically are made for loss mitigation purposes and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Performing TDRs decreased to $564,000 on December 31, 2013 from $572,000 on December 31, 2012.

The following table sets forth the number of outstanding TDR contracts and the total amount of the Bank’s TDRs as of December 31, 2013 and 2012.

Troubled Debt Restructurings (Dollars in Thousands)
	December 31,
	2013	2012
Number of performing TDR contracts	3	3
Number of nonperforming TDR contracts	—	—

Total number of TDR contracts	3	3

Amount of performing TDR contracts	$564	$572
Amount of nonperforming TDR contracts	—	—

Total amount of TDRs contracts	$564	$572

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

The Bank’s allowance for loan losses decreased 6.31% from $5,535,000 on December 31, 2012 to $5,186,000 on December 31, 2013. This decrease resulted primarily from improved economic conditions, charge-off trends, and overall improvement in the Bank’s asset quality. Impairment resulting from the individual impairment analysis (ASC 310) decreased and the overall reserve decreased slightly because of the application of the Bank’s loan rating system. The decrease in reserve was partially offset by a slight increase in general reserves (ASC 450). As of December 31, 2013 the allowance for loan losses was equal to 1.50% of the total loan portfolio as compared with 1.70% at December 31, 2012.

No nonaccrual loans were excluded from impaired loan disclosure under current accounting rules at December 31, 2013 and 2012. If interest on these loans had been accrued, such income would have approximated $1,173,000 and $862,000 for 2013 and 2012, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the nonperforming loan totals listed below.

The following table sets forth the detail of loans charged-off, recovered, and the changes in the allowance for loan losses as of the dates indicated:

	Allowance for Loan Losses
	(dollars in thousands)
	At December 31,
	2013	2012	2011	2010	2009
Balance, beginning of period	$5,535	$5,612	$5,467	$4,288	$2,859
Loans charged-off:
Commercial	19	739	702	845	733
Commercial real estate	932	1,061	2,738	300	917
Consumer	126	697	817	369	918
Residential	28	102	459	385	229

Total loans charged off	$1,105	$2,599	$4,716	$1,899	$2,797

Recoveries:
Commercial	$37	$18	$16	$132	$35
Commercial real estate	42	129	3	—	—
Consumer	137	77	31	119	—
Residential	—	9	4	44	40

Total recoveries	$216	$233	$54	$295	$75

Net charge-offs	$889	$2,366	$4,662	$1,604	$2,722
Provision for loan losses	540	2,289	4,807	2,783	4,151

Balance, end of period	$5,186	$5,535	$5,612	$5,467	$4,288

The following table shows the balance and percentage of the Bank’s allowance for loan losses allocated to each major category of loans:

	Allocation of Allowance for Loan Losses
	(dollars in thousands)
	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$1,015	16.17%	$987	16.93%	$892	18.36%	$473	19.25%	$777	18.60%
Commercial - real estate	2,631	49.86%	2,849	47.14%	2,677	46.37%	2,897	43.97%	697	52.44%
Consumer	935	20.62%	1,057	21.70%	1,486	22.31%	1,207	20.94%	619	19.00%
Residential	605	13.35%	642	14.23%	557	12.96%	890	15.84%	2,195	9.96%

	$5,186	100.00%	$5,535	100.00%	$5,612	100.00%	$5,467	100.00%	$4,288	100.00%

The following table provides information on the Bank’s nonperforming assets as of the dates indicated:

	Nonperforming Assets
	(dollars in thousands)
	At December 31,
	2013	2012	2011	2010	2009
Nonaccrual loans	$3,067	$6,346	$10,376	$8,366	$5,687

Foreclosed property (OREO)	1,451	2,112	3,253	3,440	666
Loans past due 90 days accruing interest	—	—	—	—	—

Total nonperforming assets	$4,518	$8,458	$13,629	$11,806	$6,353

Restructured loans - performing portion (TDR)	$564	$572	$783	$4,987	$916

Allowance for loan losses to period end loans	1.52%	1.70%	1.73%	1.68%	1.33%
Nonperforming assets to period end loans	1.33%	2.60%	4.20%	3.62%	2.25%
Net charge-offs (recoveries) to average loans	0.27%	0.74%	1.44%	0.49%	0.90%
Allowance for loan losses to non-performing loans	169.15%	87.22%	54.09%	65.35%	75.40%

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

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. As discussed above, the Bank ceased offering sweep accounts to its customers and therefore no longer has short term borrowings in the form repurchase agreements. Short-term borrowings may also include federal funds purchased, which are unsecured overnight borrowings from other financial institutions, which totaled $4,108,000 and $0 as of December 31, 2013 and December 31, 2012, respectively. Unsecured federal funds lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $11,000,000, PNC Bank $6,000,000, Suntrust Bank, $3,000,000, and Zions Bank, $4,000,000. In addition, the Bank maintains a $3,000,000 reverse repurchase agreement with Suntrust whereby securities may be pledged as collateral in exchange for funds for a minimum of 30 days with a maximum of 90 days. The Bank also maintains a secured federal funds line with Community Bankers’ Bank whereby it may pledge securities as collateral with no specified minimum or maximum amount or term. No amounts were outstanding on the facilities at December 31, 2012 and $4,108,000 was outstanding on the Community Bankers’ Bank unsecured fed funds line.

Long-term borrowings are obtained through the Federal Home Loan Bank of Atlanta (“FHLBA”). The Bank’s remaining available credit through the FHLBA is $85,110,000 as of December 31, 2013, the most recent calculation.

The following information is provided for borrowings balances, rates and maturities:

(dollars in thousands)	As of December 31,
	2013	2012
Short Term:
Securities sold under agreements to repurchase
Maximum month-end outstanding balance	$—	$8,498
Average outstanding balance during the year	$—	$1,638
Average interest rate during the year	—	0.92%
Average interest rate at end of year	—	—

Federal funds purchased
Maximum month-end outstanding balance	$4,108	$—
Average outstanding balance during the year	$204	$—
Average interest rate during the year	0.49%	—
Average interest rate at end of year	0.50%	—

Long Term:
Federal Home Loan Bank advances
Maximum month-end outstanding balance	$2,000	$10,000
Average outstanding balance during the year	2,000	7,036
Average interest rate during the year	3.79%	3.10%
Average interest rate at end of year	3.79%	3.79%

Maturities of FHLBA advances:

Amount (dollars in thousands)	Type	Rate	Ultimate Maturity Date
$2,000	Fixed rate credit	3.785%	4/15/2015

The maximum balance on the FHLBA credit was approximately $2,000,000 and $10,000,000 for the years ended December 31, 2013 and December 31, 2012, respectively.

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

	Contract Amounts (dollars in thousands) at
	December 31,
	2013	2012
Commitments to extend credit	$70,944	$60,545
Standby letters of credit	1,140	1,653

Total	$72,084	$62,198

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

The Bank rents, under non-cancelable leases, three of its banking facilities and one mortgage production office. The Bank has liability in the form of minimum annual rental commitments under these leases as follows:

Year Ending	Amount (in thousands)
2014	$558
2015	537
2016	494
2017	501
2018	509
Thereafter	279

$2,878

Expansion Plans

Subject to regulatory approval, the Bank anticipates opening additional branches during the next two fiscal years. Although numerous factors could influence the Bank’s expansion plans, the following discussion provides a general overview of the additional branch location that the Bank currently is considering.

Timberlake Road Area, Campbell County (Lynchburg), Virginia. As previously disclosed, the Bank has purchased certain real property located at the intersection of Turnpike and Timberlake Roads, Campbell County, Virginia. The Bank does not anticipate opening a branch at this location prior to 2014 or beyond. The Bank has determined that the existing structure is not suitable for use as a bank branch.

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

In order to ensure that Financial’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2013. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) in 1992, by the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2013.

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

/s/ Robert R. Chapman III	/s/ J. Todd Scruggs
Chief Executive Officer & President	Secretary-Treasurer (Principal Financial Officer)
March 18, 2014	March 18, 2014

See Notes to Consolidated Financial Statements

E-48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bank of the James Financial Group, Inc.

Lynchburg, Virginia

We have audited the accompanying consolidated balance sheets of Bank of the James Financial Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of the James Financial Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia
March 19, 2014

See Notes to Consolidated Financial Statements

E-49

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	12/31/2013	12/31/2012
Assets

Cash and due from banks	$16,671	$16,827
Federal funds sold	—	24,171

Total cash and cash equivalents	16,671	40,998

Securities held-to-maturity (fair value of $3,740 in 2013 and $3,417 in 2012)	3,537	3,075
Securities available-for-sale, at fair value	46,091	50,294
Restricted stock, at cost	1,428	1,538

Loans, net of allowance for loan losses of $5,186 in 2013 and $5,535 in 2012	339,994	319,922
Loans held for sale	1,921	904
Premises and equipment, net	8,408	8,340
Software, net	268	252
Interest receivable	1,360	1,557
Cash value - bank owned life insurance	9,230	8,931
Other real estate owned, net of valuation allowance	1,451	2,112
Income taxes receivable	448	624
Deferred tax asset	2,628	1,367
Other assets	1,076	1,467

Total assets	$434,511	$441,381

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$63,256	$64,853
NOW, money market and savings	226,709	241,876
Time	97,433	92,286

Total deposits	387,398	399,015

Federal funds purchased	4,108	—

FHLB borrowings	2,000	2,000
Capital notes	10,000	10,000
Interest payable	65	70
Other liabilities	1,168	683

Total liabilities	$404,739	$411,768

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 3,364,874 as of December 31, 2013 and 3,352,725 as of December 31, 2012	$7,201	$7,175
Preferred stock; authorized 1,000,000 shares; 0 issued and outstanding as of December 31, 2013 and 2012	—	—
Additional paid-in-capital	22,868	22,806
Accumulated other comprehensive income (loss)	(2,421)	568
Retained earnings (deficit)	2,124	(936)

Total stockholders’ equity	$29,772	$29,613

Total liabilities and stockholders’ equity	$434,511	$441,381

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except share data)

	Years Ended December 31,
	2013	2012
Interest Income
Loans	$16,924	$16,998
Securities
US Government and agency obligations	737	913
Mortgage backed securities	82	23
Municipals	537	675
Dividends	59	60
Other (Corporates)	59	58
Federal Funds sold	30	26

Total interest income	18,428	18,753

Interest Expense
Deposits
NOW, money market savings	494	708
Time Deposits	1,268	1,539
Federal Funds purchased	1	—
FHLB borrowings	76	218
Reverse repurchase agreements	—	15
Capital notes	600	536

Total interest expense	2,439	3,016

Net interest income	15,989	15,737

Provision for loan losses	540	2,289

Net interest income after provision for loan losses	15,449	13,448

Other operating income
Mortgage fee income	1,255	1,257
Service charges, fees and commissions	1,350	1,230
Increase in cash value of life insurance	299	323
Other	118	134
Gain on sale of available-for-sale securities	456	674

Total other operating income	3,478	3,618

Other operating expenses
Salaries and employee benefits	7,161	6,529
Occupancy	1,205	1,150
Equipment	1,043	991
Supplies	362	386
Professional, data processing, and other outside expense	2,294	2,033
Marketing	367	382
Credit expense	229	225
Other real estate expenses	506	798
FDIC insurance expense	573	579
Other	838	1,071
Amortization of tax credit investment	247	247

Total other operating expenses	14,825	14,391

Income before income taxes	4,102	2,675

Income tax expense	1,042	543

Net Income	$3,060	$2,132

Weighted average shares outstanding - basic	3,353,784	3,343,210

Weighted average shares outstanding - diluted	3,354,958	3,343,507

Income per common share - basic	$0.91	$0.64

Income per common share - diluted	$0.91	$0.64

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2013	2012
Net Income	$3,060	$2,132

Other comprehensive income (loss)
Unrealized gains (losses) on securities available-for-sale	(4,072)	1,616
Tax effect	1,384	(549)
Reclassification adjustment for gains included in net income (1)	(456)	(674)
Tax effect (2)	155	229

Other comprehensive income, net of tax	(2,989)	622

Comprehensive income	$71	$2,754

(1)	Gains are included in net “gain on sale of available-for-sale securities” on the consolidated statements of income.
(2)	The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Total Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2011	3,342,418	$7,152	$22,775	$(3,068)	$(54)	$26,805

Net Income	—	—	—	2,132	—	2,132

Exercise of stock options	10,307	23	31	—	—	54

Other Comprehensive Income	—	—	—	—	622	622

Balance at December 31, 2012	3,352,725	$7,175	$22,806	$(936)	$568	$29,613

Net Income	—	—	—	3,060	—	3,060

Exercise of stock options	12,149	26	62	—	—	88

Other Comprehensive Loss	—	—	—	—	(2,989)	(2,989)

Balance at December 31, 2013	3,364,874	$7,201	$22,868	$2,124	$(2,421)	$29,772

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2013	2012

Cash flows from operating activities
Net Income	$3,060	$2,132

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	720	681
Net amortization and accretion of premiums and discounts on securities	338	547
(Gain) on sale of available for sale securities	(456)	(674)
Provision for loan losses	540	2,289
Loss on sale of other real estate owned	13	77
(Increase) in loans held-for-sale	(1,017)	(470)
(Benefit) expense for deferred income taxes	278	(312)
Amortization of tax credit investment	247	247
(Increase) in cash value of life insurance	(299)	(323)
Loss on disposition of equipment	2	—
Decrease in interest receivable	197	26
Decrease in other assets	144	393
Decrease in income taxes receivable	176	51
(Decrease) in interest payable	(5)	(41)
Increase (decrease) in other liabilities	485	(224)
Writedown on other real estate owned	368	650

Net cash provided by operating activities	$4,791	$5,049

Cash flows from investing activities
Purchases of securities held to maturity	$(485)	$—
Proceeds from maturities and calls of securities held to maturity	—	5,000
Purchases of securities available for sale	(30,367)	(44,343)
Proceeds from maturities, calls and paydowns of securities available for sale	2,316	18,849
Proceeds from sale of securities available for sale	27,867	24,665
Redemption of Federal Home Loan Bank stock	110	439
Proceeds from sale of other real estate owned	716	1,283
Improvements to other real estate owned	—	(5)
Origination of loans, net of principal collected	(21,048)	(4,321)
Proceeds from disposition of fixed assets	15	—
Recoveries of loans charged off	—	—
Purchases of premises and equipment	(821)	(414)

Net cash (used in) provided by investing activities	$(21,697)	$1,153

Cash flows from financing activities
Net (decrease) increase in deposits	$(11,617)	$24,781
Net increase in federal funds purchased	4,108	—
Net (decrease) in repurchase agreements	—	(8,379)
Net (decrease) in Federal Home Loan Bank advances	—	(8,000)
Payoff of 6% senior capital notes due 4/1/2012	—	(7,000)
Proceeds from issuance of 6% senior capital notes due 4/1/2017	—	10,000
Proceeds from exercise of stock options	88	54

Net cash (used in) provided by financing activities	$(7,421)	$11,456

(Decrease) increase in cash and cash equivalents	(24,327)	17,658

Cash and cash equivalents at beginning of period	$40,998	$23,340

Cash and cash equivalents at end of period	$16,671	$40,998

Non cash transactions
Transfer of loans to foreclosed assets	$860	$2,070
Portion of foreclosed assets financed	424	1,206
Fair value adjustment for securities	(4,528)	942

Cash transactions
Cash paid for interest	$2,444	$3,057
Cash paid for taxes	1,275	800

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 1 – Organization

Bank of the James Financial Group, Inc. (“Financial” or the “Company”), a Virginia corporation, was organized in 2003 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Financial is headquartered in Lynchburg, Virginia. Financial conducts its business activities through the branch offices and loan production offices of its wholly owned subsidiary bank, Bank of the James (the “Bank”), the Bank’s wholly-owned subsidiary, BOTJ Insurance, Inc. (“BOTJ-Ins.”), and through the Bank’s two divisions, Bank of the James Mortgage division (“Mortgage division”) and BOTJ Investment Services division (“Investment Services division”). The Mortgage division originates conforming and non-conforming home mortgages primarily in the Region 2000 area, which includes the counties of Amherst, Appomattox, Bedford and Campbell (which includes the Town of Altavista) and the cities of Bedford and Lynchburg, Virginia. Financial exists primarily for the purpose of holding the stock of its subsidiaries, the Bank and such other subsidiaries as it may acquire or establish. Financial also has one wholly-owned non-operating subsidiary.

Bank of the James was incorporated on October 23, 1998, and began banking operations on July 22, 1999. The Bank is a Virginia chartered bank and is engaged in lending and deposit gathering activities in Region 2000 and other markets in Central Virginia. It operates under the laws of Virginia and the Rules and Regulations of the Federal Reserve System and the Federal Deposit Insurance Corporation. The Bank’s locations consist of five branches (one of which is a limited service branch) in Lynchburg, Virginia, one in Forest, Virginia which includes the Mortgage Division, one in Madison Heights, Virginia, one in the Town of Amherst, Virginia, one in the City of Bedford, Virginia, and one in the Town of Altavista, Virginia. The Bank also operates loan production offices in Charlottesville, Virginia and Roanoke, Virginia.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 2 – Summary of significant accounting policies (continued)

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held-to-maturity or trading, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 2 – Summary of significant accounting policies (continued)

Past due status

Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual and potentially charged-off at an earlier date if collection of principal or interest is considered doubtful.

Non-accrual status

Financial stops accruing interest on a loan at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. At the time the loan is placed on non-accrual status, all previously accrued but not collected interest is reversed against interest income. While the loan is classified as non-accrual, any payments collected are accounted for using the cost-recovery method which requires the entire amount of the payment to be applied directly to principal, until qualifying for return to performing status. Loans may be returned to performing status when all the principal and interest amounts contractually due are brought current (within 90 days past due), future payments are reasonably assured, and contractually required payments have been made on a timely basis for at least six consecutive months.

Charge-off

At the time a loan is placed on non-accrual status, it is generally reevaluated for expected loss and a specific reserve, if not already assigned, is established against the loan. Consumer term loans are typically charged-off no later than 120 days whereas consumer revolving credit loans are typically charged-off no later than 180 days. Although the goal for commercial and commercial real estate loans is for charge off no later than 180 days, a commercial or commercial real estate loan may not be fully charged off until there is reasonable certainty that no additional workout efforts, troubled debt restructurings or any other types of concession can or will be made by Financial.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are sold, servicing released, and carried at the lower of cost or estimated fair value, which is determined in the aggregate based on sales commitments to permanent investors or on current market rates for loans of similar quality and type. In addition, the Company requires a firm purchase commitment from a permanent investor before a loan can be closed, thus limiting interest rate risk. As a result, loans held for sale are stated at fair value.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 2 – Summary of significant accounting policies (continued)

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

Management considers the following four components when calculating its loan loss reserve requirement:

•	In accordance with current accounting rules (ASC 310), the Bank performs an individual impairment analysis on all loans having a principal balance greater than $100,000 (unless related to another classified relationship or a TDR) with a risk rating of substandard, doubtful, and loss (our internal risk ratings of 7 through 9). The Bank also performs individual loan analysis and assesses potential future losses associated with those relationships risk rated as special mention (our internal risk rating of 6).

•	In accordance with current accounting rules (ASC 450), the Bank examines historical charge-off data by segment in order to determine a portion of the reserve related to homogeneous pools. The Bank updates its historical charge-off data quarterly and adjusts the reserve accordingly.

•	The Bank applies various risk factors, including, for example, levels of trends in delinquencies, current and expected economic conditions, and levels of and trends in recoveries of prior charge-offs.

•	The Bank applies factors to determine the method by which to determine the general reserve for inherent losses related to the loan pool, including, for example, loan concentrations, policy and procedure changes, national and local economic trends and conditions, and overall portfolio quality.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 2 – Summary of significant accounting policies (continued)

Troubled debt restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loans reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. In cases where borrowers are granted new terms that generally (although not required to be considered a TDR) provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Bank had $564 and $572 classified as TDRs as of December 31, 2013 and 2012, respectively.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 2 – Summary of significant accounting policies (continued)

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income. At December 31, 2013 and 2012, there were no liabilities recorded for unrecognized tax benefits.

Stock options

Current accounting guidance requires the costs resulting from all share-based payments to employees be recognized in the financial statements. Stock-based compensation is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value.

There were no options granted in 2013 or 2012.

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

As of December 31, 2013, all compensation expense related to the Company’s option plan had been recognized. The Company’s ability to grant additional option shares under the 1999 Plan has expired.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 2 – Summary of significant accounting policies (continued)

Reclassification

Management has made certain immaterial reclassifications to conform to the 2013 presentation.

Comprehensive income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains (losses) on available-for-sale securities.

Marketing

The Company expenses advertising costs as incurred. Advertising expenses were $367 and $382 for 2013 and 2012, respectively.

Note 3 – Restrictions on cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were approximately $3,381 and $3,819 for the weeks including December 31, 2013 and 2012, respectively.

Note 4 – Securities

A summary of the amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$3,537	$203	$—	$3,740

Available-for-sale
U.S. Treasuries	$3,907	$—	$(296)	$3,611
U.S. agency obligations	22,544	—	(2,436)	20,108
Mortgage-backed securities	5,450	11	(150)	5,311
Municipals	15,845	35	(742)	15,138
Corporates	2,011	—	(88)	1,923

	$49,757	$46	$(3,712)	$46,091

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 4 – Securities (continued)

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$3,075	$342	$—	$3,417

Available-for-sale
U.S. agency obligations	$22,980	$184	$(95)	$23,069
Mortgage-backed securities	1,805	7	—	1,812
Municipals	22,099	780	(75)	22,804
Corporates	2,548	61	—	2,609

	$49,432	$1,032	$(170)	$50,294

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 4 – Securities (continued)

Temporarily Impaired Securities

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013 and 2012:

December 31, 2013	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasuries	$3,611	$296	$—	$—	$3,611	$296
U.S. agency obligations	14,087	1,473	5,021	963	19,108	2,436
Mortgage-backed securities	4,830	150	—	—	4,830	150
Municipals	11,163	574	1,479	168	12,642	742
Corporates	1,923	88	—	—	1,923	88

Total temporarily impaired securities	$35,614	$2,581	$6,500	$1,131	$42,114	$3,712

December 31, 2012	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. agency obligations	$9,116	$95	$—	$—	$9,116	$95
Municipals	1,879	75	—	—	1,879	75

Total temporarily impaired securities	$10,995	$170	$—	$—	$10,995	$170

U.S. Treasuries. The unrealized losses on the 2 U.S. Treasury investments as December 31, 2013 were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2013. Each of these 2 investments carries an S&P investment grade rating of AA+.

U.S. agency obligations. The unrealized losses on the 15 investments in U.S. agency obligations at December 31, 2013 were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2013. Each of these 15 investments carries an S&P investment grade rating of AA.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 4 – Securities (continued)

Mortgage-backed securities. The unrealized losses on the 3 investments in U.S. government agency mortgage-backed securities at December 31, 2013 were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2013. Each of these 3 investments carries an S&P investment grade rating of AA.

Municipals. The unrealized losses on the 23 investments in municipal obligations at December 31, 2013 were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2013. Each of these 23 investments carries an S&P investment grade rating of AA or above.

Corporates. The unrealized losses on the 3 investments in domestic corporate issued securities at December 31, 2013 were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2013. Each of these 3 investments carries an S&P investment grade rating of AA.

The amortized costs and fair values of securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Values	Amortized Cost	Fair Values

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	479	480
Due after five years through ten years	2,537	2,738	20,249	18,798
Due after ten years	1,000	1,002	29,029	26,813

	$3,537	$3,740	$49,757	$46,091

The Bank sold $27,867 of securities available-for-sale in 2013. Gross realized gains amounted to $514 and gross realized losses amounted to $58. The Bank sold $24,665 of securities available-for-sale in 2012. Gross realized gains amounted to $725 and gross realized losses amounted to $51.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 4 – Securities (continued)

The amortized costs of securities pledged as collateral for public deposits and other short term borrowings were approximately $7,666 and $7,680 (fair value of $7,385 and $8,126) at December 31, 2013 and 2012, respectively.

Note 5 – Loans and allowance for loan losses

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

Loan Segments:	Loan Classes:

Commercial	Commercial and industrial loans

Commercial real estate	Commercial mortgages – owned occupied Commercial mortgages – non-owned occupied Commercial construction

Consumer	Consumer unsecured Consumer secured

Residential	Residential mortgages Residential consumer construction

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

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

December 31, 2013 and 2012

(dollars in thousands, except per share data)

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

December 31, 2013 and 2012

(dollars in thousands, except per share data)

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

A summary of loans, net is as follows:

	December 31,
	2013	2012

Commercial	$55,803	$55,084
Commercial real estate	172,117	153,416
Consumer	71,165	70,639
Residential	46,095	46,318

Total loans	345,180	325,457

Less allowance for loan losses	5,186	5,535

Net loans	$339,994	$319,922

The amount of overdrafts reclassified as loans was $8 and $11 as of December 31, 2013 and 2012, respectively.

The Company’s officers, directors and their related interests have various types of loan relationships with the Bank. The total outstanding balances of these related party loans at December 31, 2013 and 2012 were $12,399 and $9,606 respectively. During 2013, new loans and advances amounted to $6,054 and repayments amounted to $3,261. Management believes the terms and interest rates of these loans are similar to those for comparable loans with other borrowers of the Bank.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 5 – Loans and allowance for loan losses (continued)

The following tables set forth information regarding impaired and non-accrual loans as of December 31, 2013 and 2012:

Financing Receivables on Non-Accrual Status
(Dollars in Thousands)
	As of December 31,
	2013	2012
Commercial	$1,585	$2,100
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	537	1,431
Commercial Mortgages-Non-Owner Occupied	353	853
Commercial Construction	375	849
Consumer
Consumer Unsecured	—	—
Consumer Secured	33	—
Residential:
Residential Mortgages	183	1,113
Residential Consumer Construction	—	—

Totals	$3,066	$6,346

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 5 – Loans and allowance for loan losses (continued)

	Impaired Loans
	For the Period Ending December 31, 2013
2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$3,265	$3,699	$—	$2,898	$101
Commercial Real Estate
Commercial Mortgages-Owner Occupied	539	593	—	1,566	38
Commercial Mortgage Non-Owner Occupied	1,003	1,003	—	3,686	47
Commercial Construction	751	1,274	—	746	8
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	21	21	—	245	1
Residential
Residential Mortgages	470	517	—	1,304	24
Residential Consumer Construction	—	—	—	—	—

With an Allowance Recorded:
Commercial	$573	$573	$406	$597	$38
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,420	2,617	280	3,046	108
Commercial Mortgage Non-Owner Occupied	220	221	14	530	15
Commercial Construction	—	—	—	412	—
Consumer
Consumer Unsecured	—	—	—	1	—
Consumer Secured	40	40	40	285	3
Residential
Residential Mortgages	1,684	1,820	224	1,350	118
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$3,838	$4,272	$406	$3,495	$139
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,959	3,210	280	4,612	146
Commercial Mortgage Non-Owner Occupied	1,223	1,224	14	4,216	62
Commercial Construction	751	1,274	—	1,158	8
Consumer
Consumer Unsecured	—	—	—	1	—
Consumer Secured	61	61	40	530	4
Residential
Residential Mortgages	2,154	2,337	224	2,654	142
Residential Consumer Construction	—	—	—	—	—

	$10,986	$12,378	$964	$16,666	$501

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

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

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 5 – Loans and allowance for loan losses (continued)

The following tables sets forth the allowance for loan losses activity for the years ended December 31, 2013 and 2012:

	Allowance for Credit Losses and Recorded Investment in Financing Receivables
	For the Year Ended December 31, 2013
2013	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:

Beginning Balance	$987	$2,849	$1,057	$642	$5,535
Charge-offs	(19)	(932)	(126)	(28)	(1,105)
Recoveries	37	42	137	—	216
Provision	10	672	(133)	(9)	540

Ending Balance	$1,015	$2,631	$935	$605	$5,186

Ending Balance: Individually evaluated for impairment	$406	$294	$40	$224	$964

Ending Balance: Collectively evaluated for impairment	609	2,337	895	381	4,222

Totals:	$1,015	$2,631	$935	$605	$5,186

Financing Receivables:

Ending Balance: Individually evaluated for impairment	$3,838	$4,933	$61	$2,154	$10,986

Ending Balance: Collectively evaluated for impairment	51,965	167,184	71,104	43,941	334,194

Totals:	$55,803	$172,117	$71,165	$46,095	$345,180

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 5 – Loans and allowance for loan losses (continued)

Age Analysis of Past Due Financing Receivables as of December 31, 2013
2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days & Accruing
Commercial	$389	$—	$1,586	$1,975	$53,828	$55,803	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	1,099	—	409	1,508	63,813	65,321	—
Commercial Mortgages-Non-Owner Occupied	96	—	85	181	94,542	94,723	—

Commercial Construction	—	—	375	375	11,698	12,073	—

Consumer:

Consumer Unsecured	5	—	—	5	4,717	4,722	—

Consumer Secured	71	—	33	104	66,339	66,443	—

Residential:

Residential Mortgages	704	—	183	887	39,909	40,796	—
Residential Consumer Construction	—	95	—	95	5,204	5,299	—

Total	$2,364	$95	$2,671	$5,130	$340,050	$345,180	$—

Age Analysis of Past Due Financing Receivables as of December 31, 2012
2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days & Accruing
Commercial	$223	$14	$2,100	$2,337	$52,747	$55,084	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	351	—	168	519	59,412	59,931	—
Commercial Mortgages-Non-Owner Occupied	559	50	853	1,462	82,654	84,116	—

Commercial Construction	547	—	849	1,396	7,973	9,369	—

Consumer:

Consumer Unsecured	2	8	—	10	3,494	3,504	—

Consumer Secured	193	—	—	193	66,942	67,135	—

Residential:

Residential Mortgages	590	68	472	1,130	40,290	41,420	—
Residential Consumer Construction	—	—	—	—	4,898	4,898	—

Total	$2,465	$140	$4,442	$7,047	$318,410	$325,457	$—

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 5 – Loans and allowance for loan losses (continued)

	Credit Loss Disclosures
	Credit Quality Information - by Class
	December 31, 2013
2013	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$48,827	$2,109	$979	$3,888	$—	$55,803

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	58,740	2,355	1,356	2,870	—	65,321

Commercial Mortgages-Non-Owner Occupied	85,474	2,737	5,468	1,044	—	94,723

Commercial Construction	11,455	—	—	618	—	12,073

Consumer

Consumer Unsecured	4,721	—	—	1	—	4,722

Consumer Secured	65,056	814	283	290	—	66,443

Residential:

Residential Mortgages	36,962	786	589	2,459	—	40,796

Residential Consumer Construction	5,299	—	—	—	—	5,299

Totals	$316,534	$8,801	$8,675	$11,170	$—	$345,180

	Credit Loss Disclosures
	Credit Quality Information - by Class
	December 31, 2012
2012	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$49,162	$1,422	$1,350	$3,150	$—	$55,084

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	49,717	2,952	1,000	6,262	—	59,931

Commercial Mortgages-Non-Owner Occupied	72,120	2,212	2,576	7,208	—	84,116

Commercial Construction	7,806	—	—	1,563	—	9,369

Consumer

Consumer Unsecured	3,503	—	—	1	—	3,504

Consumer Secured	63,948	1,343	867	977	—	67,135

Residential:

Residential Mortgages	37,784	—	483	3,153	—	41,420

Residential Consumer Construction	4,898	—	—	—	—	4,898

Totals	$288,938	$7,929	$6,276	$22,314	$—	$325,457

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 5 – Loans and allowance for loan losses (continued)

Troubled Debt Restructurings (TDRs)

There were no loan modifications that would have been classified as Troubled Debt Restructurings (TDR) during the twelve months ended December 31, 2013.

There were no loan modifications classified as TDRs within the last twelve months that defaulted (90 days past due) during the twelve months ended December 31, 2013.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 6 – Other real estate owned

At December 31, 2013 and 2012, OREO was $1,451 and $2,112 respectively. OREO is primarily comprised of residential properties and non-residential properties associated with commercial relationships, and are located in Virginia. The following table represents the changes in OREO balance in 2013 and 2012.

OREO Changes
	Year Ended December 31,
	2013	2012
Balance at the beginning of the year (net)	$2,112	$3,253
Transfers from Loans	860	2,070
Capitalized Costs	—	5
Write-downs to OREO expense	(368)	(650)
Sales	(1,140)	(2,489)
(Loss) on disposition	(13)	(77)

Balance at the end of the year (net)	$1,451	$2,112

The following table sets forth the OREO expenses in 2013 and 2012

OREO Expense
	Year Ended December 31,
	2013	2012
Loss on disposition	$13	$77
Write-downs	368	650
Expenses	125	71

Total	$506	$798

Note 7 – Premises and equipment

Property and equipment at December 31, 2013 and 2012 are summarized as follows:

	December 31,
	2013	2012
Land	$3,014	$2,235
Building and improvements	5,361	5,158
Construction in progress	55	542
Furniture and equipment	5,185	5,053
Leasehold improvements	1,535	1,520

	15,150	14,508

Less accumulated depreciation	6,742	6,168

Net property and equipment	$8,408	$8,340

Total depreciation expense for the years ended December 31, 2013 and 2012 was $586 and $586, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 8 – Deposits

A summary of deposit accounts is as follows:

	December 31,
	2013	2012
Demand
Noninterest bearing	$63,256	$64,853
Interest bearing	96,001	102,131
Savings	130,708	139,745
Time, $100,000 or more	40,599	36,558
Other time	56,834	55,728

	$387,398	$399,015

At December 31, 2013, maturities of time deposits are scheduled as follows:

Year Ending December 31,	Amount

2014	$49,183
2015	22,625
2016	7,467
2017	7,891
2018	10,267

$97,433

The Bank held related party deposits of $3,472 and $3,708 at December 31, 2013 and 2012, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 9 – Business Segments

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

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for years ended December 31, 2013 and 2012 was as follows (dollars in thousands):

Business Segments

	Community Banking	Mortgage	Total
For the year ended December 31, 2013
Net interest income	$15,989	$—	$15,989
Provision for loan losses	540	—	540

Net interest income after provision for loan losses	15,449	—	15,449
Noninterest income	2,223	1,255	3,478
Noninterest expenses	13,853	972	14,825

Income before income taxes	3,819	283	4,102
Income tax expense	962	80	1,042

Net income	$2,857	$203	$3,060

Total assets	$432,522	$1,989	$434,511

For the year ended December 31, 2012
Net interest income	$15,737	$—	$15,737
Provision for loan losses	2,289	—	2,289

Net interest income after provision for loan losses	13,448	—	13,448
Noninterest income	2,361	1,257	3,618
Noninterest expenses	13,404	987	14,391

Income before income taxes	2,405	270	2,675
Income tax expense	451	92	543

Net income	$1,954	$178	$2,132

Total assets	$440,452	$929	$441,381

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 10 – Capital notes

During the third quarter of 2012, Financial closed the private placement of unregistered debt securities (the “2012 Offering”) pursuant to which Financial issued $10 million in principal of notes (the “2012 Notes”). The 2012 Notes have not been and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The 2012 Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. The 2012 Notes mature on April 1, 2017, but are subject to prepayment in whole or in part on or after April 1, 2013 at Financial’s sole discretion on 30 days written notice to the holders. Financial used $7 million of the proceeds from the 2012 Offering in April to pay on maturity the principal due on notes issued in 2009.

Note 11 – Other borrowings

Short-term borrowings consist of the following at December 31, 2013 and 2012:

(dollars in thousands)	As of December 31,
Short Term:	2013	2012
Securities sold under agreements to repurchase
Balance at end of year	$—	$—
Maximum month-end outstanding balance	$—	$8,498
Average outstanding balance during the year	—	1,638
Average interest rate during the year	—	0.92%
Average interest rate at end of year	—	—

Federal funds purchased
Maximum month-end outstanding balance	$4,108	$—
Average outstanding balance during the year	$204	$—
Average interest rate during the year	0.49%	—
Average interest rate at end of year	0.50%	—

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

Unsecured federal fund lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $11,000, Zions Bank, $4,000, PNC Bank, $6,000 and Suntrust Bank, $3,000. In addition, the Bank maintains a $3,000 reverse repurchase agreement with Suntrust whereby securities may be pledged as collateral in exchange for funds for a minimum of 30 days with a maximum of 90 days. The Bank also maintains a secured federal funds line with Community Bankers’ Bank whereby it may pledge securities as collateral with no specified minimum or maximum amount or term.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 11 – Other borrowings (continued)

The Bank is also a member of the Federal Home Loan Bank of Atlanta (“FHLBA”). The Bank’s available credit through the FHLBA is $87,110 as of December 31, 2013, the most recent calculation. Of this amount the Bank has borrowed $2,000 under the following terms:

Amount	Type	Rate	Ultimate Maturity Date

$2,000	Fixed rate credit	3.785%	4/15/2015

Note 12 – Income taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2010.

Income tax expense attributable to income before income tax expense is summarized as follows:

	December 31,
	2013	2012
Current federal income tax expense	$954	$1,045
Deferred federal income tax expense (benefit)	278	(312)
Tax credits	(190)	(190)

Income tax expense	$1,042	$543

Income tax expense differed from amounts computed by applying the U.S. Federal income tax rate of 34% to income before income tax expense as a result of the following:

	2013	2012
Computed “expected” income tax provision	$1,395	$910
Increase (reduction) in income tax resulting from:
Non-taxable income	(180)	(186)
Non-deductible expenses	17	9
Tax credits	(190)	(190)

Income tax expense	$1,042	$543

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 12 – Income taxes (continued)

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

	2013	2012
Deferred tax assets
Allowance for loan losses	$977	$1,121
Unrealized loss on available-for-sale securities	1,246	—
OREO	197	218
Non-accrual interest	399	293
Carryover of tax credits	109	243

Gross deferred tax assets	2,928	1,875

Deferred tax liabilities
Depreciation	246	179
Unrealized gain on available-for-sale securities	—	293
Other	38	20
Prepaid expenses	16	16

Gross deferred tax liabilities	300	508

Net deferred tax asset	$2,628	$1,367

Note 13 – Earnings per share

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

The basic and diluted earnings per share calculations are as follows:

	2013	2012
Numerator:
Net income available to stockholders	$3,060	$2,132

Basic EPS weighted average shares outstanding	3,353,784	3,343,210
Effect of dilutive securities:
Incremental shares attributable to Stock Option Plan	1,174	297

Diluted EPS weighted-average shares outstanding	3,354,958	3,343,507

Basic earnings per share	$0.91	$0.64

Diluted earnings per share	$0.91	$0.64

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 13 – Earnings per share (continued)

At December 31, 2012, 175,069 option shares were excluded from the 2012 earnings per share calculation because their effects were anti-dilutive. At December 31, 2013, 111,371 option shares were excluded from the 2013 earnings per share calculation because their effects were ant-dilutive.

Note 14 – Retirement plans

Defined contribution benefit plan. The Company adopted a 401(k) defined contribution plan on October 1, 2000, which is administered by the Virginia Bankers’ Association. Participants have the right to contribute up to a maximum of 19% of pretax annual compensation or the maximum allowed under Section 401(g) of the Internal Revenue Code, whichever is less. In 2013, the Company contributed $125 to the plan on behalf of the employees. In 2012, the Company did not make any contributions to the plan.

Supplemental Executive Retirement Plan. A Supplemental Executive Retirement Plan (SERP) was established to provide participating executives (as determined by the Company’s Board of Directors) with benefits that cannot be provided under the 401(k) as a result of limitations imposed by the Internal Revenue Code. The SERP will also provide benefits to eligible employees or their survivors, as applicable, if they die, retire, or are terminated under certain circumstances. SERP expense totaled $171 and $129 for the years ended December 31, 2013 and 2012, respectively.

The Company funds the plan through a modified endowment contract. Income recorded for the plan represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of December 31, 2013 and 2012, the life insurance policies had cash surrender values of approximately $9,230 and $8,931, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 15 – Stock option plan

On October 21, 1999, the Board of Directors adopted the “1999 Stock Option Plan” for officers and employees. The ability to grant shares under the 1999 Stock Option Plan expired on October 21, 2009. The plan expired with 25,832 shares not granted.

Stock option plan activity for the year ended December 31, 2013 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value

Options outstanding, January 1, 2013	175,366	$9.66

Granted	—	—

Exercised	(12,149)	7.25

Forfeited	(51,846)	7.93

Options outstanding, December 31, 2013	111,371	10.73	1.6	$—

Options exercisable, December 31, 2013	111,371	$10.73	1.6	$—

The total approximate value of in-the-money options exercised during 2013 and 2012 respectively was $25 and $5. There is no additional unrecognized compensation expense related to option awards associated with the 1999 Stock Option Plan.

The following is summarized information concerning currently outstanding and exercisable options as adjusted for all stock dividends previously declared and paid:

Options Outstanding and Exercisable
Range of Exercise Prices ($)	Number of Options	Remaining Contractual Life	Weighted Average Exercise Price ($)
9.55 to 10.84	44,182	0.9 years	9.63
11.45 to 12.79	67,189	2.0 years	11.46

9.55 to 12.79	111,371	1.6 years	10.73

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 16 – Stockholders’ equity

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

Note 17 – Regulatory matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2013 that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual regulatory capital amounts and ratios for December 31, 2013 and 2012 are also presented in the table below.

As of December 31, 2013, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 17 – Regulatory matters (continued)

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The capital ratios for the Bank for 2013 and 2012 are set forth in the following table:

	December 31, 2013
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)	$43,796	13.18%	$26,582	> 8.00%	$32,228	> 10.00%
Tier I capital
(to risk-weighted assets)	$39,630	11.93%	$13,291	> 4.00%	$19,937	> 6.00%
Tier I capital (leverage)
(to average assets)	$39,630	9.11%	$17,409	> 4.00%	$21,762	> 5.00%

	December 31, 2012
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)	$40,137	12.40%	$25,892	> 8.00%	$32,366	> 10.00%
Tier I capital
(to risk-weighted assets)	$36,073	11.15%	$12,946	> 4.00%	$19,419	> 6.00%
Tier I capital (leverage)
(to average assets)	$36,073	8.41%	$17,154	> 4.00%	$21,443	> 5.00%

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 18 – Contingent liabilities

The Bank rents, under non-cancelable leases, four of its banking facilities, one mortgage production office, and one commercial loan production office. The original lease for 615 Church Street expired on July 31, 2009. On August 1, 2009, the Bank elected to enter into a new 10 year lease for this property. The Bank has 5.5 years remaining on this lease.

The Bank entered into a lease agreement for 828 Main Street with Jamesview Investments, LLC of which a Board member is a 100% owner. The initial term of the lease is 10 years with two five year renewal options for a total of 20 years. The Bank has 10.5 years remaining on this lease including option periods. The total expense to be incurred by the Bank over the entire course of the lease, including options to extend, is estimated to be $4,277.

In December 2005, the Bank entered into a lease agreement for 4935 Boonsboro Road with Forehand Family Limited Partnership. The initial term of the lease was 5 years with two five year renewal options for a total of 15 years. The Bank has 7 years remaining on this lease including one remaining option period.

In September 2013, the Bank entered into a lease agreement for 1430 Rolkin Court in Charlottesville, VA with Luxor Office Park, LLC. Lease payments did not begin on the property until the upfit was completed on January 1, 2014. The initial term of the lease is 5 years with one five year renewal option for a total of 10 years. The Bank has 10 years remaining on this lease including the one option period.

Rental expenses under operating leases were $516 and $498 for the years ended December 31, 2013 and 2012, respectively.

The current minimum annual rental commitments under the non-cancelable leases in effect at December 31, 2013 are as follows:

Year Ending	Amount
2014	558
2015	537
2016	494
2017	501
2018	509
Thereafter	279

$2,878

Note 19 – Financial instruments with off-balance-sheet risk

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 19 – Financial instruments with off-balance-sheet risk (continued)

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

The Bank requires collateral or other security to support financial instruments when it is deemed necessary. The Bank evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Types of collateral vary but may include marketable securities, accounts receivable, inventory, and property, plant and equipment.

At December 31, 2013, the Bank had rate lock commitments to originate mortgage loans through its Mortgage Division amounting to approximately $3,053 and loans held for sale of $1,921. The Bank has entered into corresponding commitments with third party investors to sell each of these loans that close. No other obligation exists. As a result of these contractual relationships with these investors, the Bank is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

Financial instruments whose contract amounts represent credit risk are as follows:

	Contract Amounts at December 31,
	2013	2012

Commitments to extend credit	$70,944	$60,545

Standby letters of credit	$1,140	$1,653

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 20 – Concentration of credit risk

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

The Bank maintains a significant portion of its cash balances with one financial institution. Uninsured cash balances were approximately $5,529 and $1,475, which consisted of the total balances in two accounts at the Federal Home Loan Bank of Atlanta and the balance held in one account at Community Bankers’ Bank, at December 31, 2013 and 2012, respectively. The increase from 2012 to 2013 is primarily due to the expiration of the temporary FDIC limits promulgated by the Emergency Economic Stabilization Act of 2008 that expired on January 1, 2013.

Note 21 – Fair value measurements

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 21 – Fair value measurements (continued)

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 21 – Fair value measurements (continued)

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period.

		Carrying Value at December 31, 2013
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S treasuries	$3,611	$—	$3,611	$—
U.S. agency obligations	20,108		20,108
Mortgage-backed securities	5,311	—	5,311	—
Municipals	15,138	—	15,138	—
Corporates	1,923	—	1,923	—

Total available-for-sale securities	$46,091	$—	$46,091	$—

		Carrying Value at December 31, 2012
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. agency obligations	$23,069	$—	$23,069	$—
Mortgage-backed securities	1,812	—	1,812	—
Municipals	22,804	—	22,804	—
Corporates	2,609	—	2,609	—

Total available-for-sale securities	$50,294	$—	$50,294	$—

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 21 – Fair value measurements (continued)

Loans held for sale

Loans held for sale are measured at lower of cost or fair value. Under ASC 820, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 21 – Fair value measurements (continued)

Any fair value adjustments are recorded in the period incurred and expensed against current earnings. The carrying values of all OREO are considered to be Level 3.

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period.

		Carrying Value at December 31, 2013
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans*	$4,307	$—	$—	$4,307

Loans held for sale	$1,921	$—	$1,921	$—

Other real estate	$1,451	$—	$—	$1,451

*	Includes loans charged down during the year to the net realizable value of the collateral.

		Carrying Value at December 31, 2012
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans*	$6,836	$—	$—	$6,836

Loans held for sale	$904	$—	$904	$—

Other real estate	$2,112	$—	$—	$2,112

*	Includes loans charged down during the year to the net realizable value of the collateral.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 21 – Fair value measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2013 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$4,307	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

OREO	$1,451	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

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

Loans held for sale are also based on carrying values. Fair values of loans held for sale are estimated as described above. The carrying values of all loans held for sale are considered to be Level 2.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 21 – Fair value measurements (continued)

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

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at December 31, 2013 and 2012 and therefore are not included in the table below.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 21 – Fair value measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows:

		Fair Value Measurements at December 31, 2013 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$16,671	$16,671	$—	$—	$16,671
Securities
Available-for-sale	46,091	—	46,091	—	46,091
Held-to-maturity	3,537	—	3,740	—	3,740
Loans, net	339,994	—	—	346,658	346,658
Loans held for sale	1,921	—	1,921	—	1,921
Interest receivable	1,360	—	1,360	—	1,360
BOLI	9,230	—	9,230	—	9,230

Liabilities
Deposits	$387,398	$—	$388,363	$—	$388,363
FHLB borrowings	2,000	—	2,018	—	2,018
Fed funds purchased	4,108	4,108	—	—	4,108
Capital notes	10,000	—	10,091	—	10,091
Interest payable	65	—	65	—	65

		Fair Value Measurements at December 31, 2012 using
	Carrying Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash and due from banks	$16,827	$16,827	$—	$—	$16,827
Federal funds sold	24,171	24,171	—	—	24,171
Securities
Available-for-sale	50,294	—	50,294	—	50,294
Held-to-maturity	3,075	—	3,417	—	3,417
Loans, net	319,922	—	—	330,863	330,863
Loans held for sale	904	—	904	—	904
Interest receivable	1,557	—	1,557	—	1,557
BOLI	8,931	—	8,931	—	8,931

Liabilities
Deposits	$399,015	$—	$400,212	$—	$400,212
FHLB borrowings	2,000	—	2,160	—	2,160
Capital notes	10,000	—	10,006	—	10,006
Interest payable	70	—	70	—	70

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 21 – Fair value measurements (continued)

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

Financial assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of Financial’s financial instruments will change when interest rate levels change, and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.

Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Note 22 – Impact of recently issued accounting standards

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 22 – Impact of recently issued accounting standards (continued)

intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 22 – Impact of recently issued accounting standards (continued)

applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company is currently assessing the impact that ASU 2014-01 will have on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently assessing the impact that ASU 2014-04 will have on its consolidated financial statements.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 23 – Condensed financial statements of parent company

Financial information pertaining only to Bank of the James Financial Group, Inc. is as follows:

Balance Sheet

	December 31,
	2013	2012
Assets
Cash	$2,430	$2,761
Taxes receivable	175	176

Investment in Bank of the James subsidiary	37,210	36,641

Other assets	26	35

Total assets	$39,841	$39,613

Liabilities and stockholders’ equity

Capital notes, 6% due 4/2017	$10,000	$10,000
Other liabilities	69	—

Total liabilities	10,069	10,000

Common stock $2.14 par value	$7,201	$7,175
Additional paid-in-capital	22,868	22,806
Retained earnings (deficit)	2,124	(936)
Accumulated other comprehensive income (loss)	(2,421)	568

Total stockholders’ equity	$29,772	$29,613

Total liabilities and stockholders’ equity	$39,841	$39,613

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 23 – Condensed financial statements of parent company (continued)

Statements of Income

	Years Ended December 31,
	2013	2012

Income	$—	$—

Operating expenses
Interest on capital notes	600	537
Legal and professional fees	101	157
Other expense	53	32

Total expenses	$754	$726

Income tax (benefit)	$(256)	$(247)

(Loss) before equity in undistributed income of subsidiaries	$(498)	$(479)

Equity in undistributed income - Bank of the James	$3,558	$2,611

Net income	$3,060	$2,132

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

(dollars in thousands, except per share data)

Note 23 – Condensed financial statements of parent company (continued)

Statements of Cash Flows

	Years Ended December 31,
	2013	2012

Cash flows from operating activities
Net income	$3,060	$2,132

Adjustments to reconcile net income to net cash used in operating activities
Decrease in income taxes receivable	1	67
(Increase) decrease in other assets	9	(35)
Increase (decrease) in other liabilities	69	(75)
Equity in undistributed net (income) of Bank of the James	(3,558)	(2,611)

Net cash (used in) operating activities	$(419)	$(522)

Cash flows from financing activities
Proceeds from exercise of stock options	88	54
Payoff of 6% capital notes due 4/1/2012	—	(7,000)
Proceeds from issuance of 6% capital notes due 4/1/2017	—	10,000

Net cash provided by financing activities	$88	$3,054

Increase (decrease) in cash and cash equivalents	$(331)	$2,532

Cash and cash equivalents at beginning of period	2,761	229

Cash and cash equivalents at end of period	$2,430	$2,761

Note 24 – Subsequent events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2013. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2013, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.	Controls and Procedures

Financial’s management, including Financial’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2013. Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Financial’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that Financial files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management’s annual report on internal control over financial reporting is incorporated herein by reference to Financial’s audited Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

There have been no significant changes during the quarter ended December 31, 2013, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Part of the response to this Item will be included in the information set forth under the headings “Nominees and Continuing Directors,” “Corporate Governance and the Board of Directors Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Financial’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders, which Proxy Statement will be filed with the SEC within 120 days of the end of the Financial’s 2013 fiscal year (the “2014 Proxy Statement”), and such information is hereby incorporated by reference.

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

The response to this Item will be included in the information set forth under the headings “Compensation of Directors and Executive Officers,” “Compensation of Directors and Executive Officers – Outstanding Equity Awards at Fiscal Year End,” “Corporate Governance and the Board of Directors Matters,” and “Committees of the Board of Directors of Financial” in the 2014 Proxy Statement and such information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item 12 is included under “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 of this annual report on Form 10-K. The information required by this Item will be included in the information set forth under the heading “Corporate Governance and the Board of Directors Matters – Independence of Directors” and “Security Ownership of Management” in the 2014 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this Item will be included in the information set forth under the heading “Transactions with Related Parties” in the 2014 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The response to this Item will be included in the information set forth under the heading “Independent Public Accountants” in the 2014 Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements. Listed and included in Part II, Item 8.

(2)	Financial Statement Schedules. Not applicable.

(3)	Exhibits. The following exhibits are filed as a part of this Form 10-K:

No.	Description

2.1	Agreement and Plan of Share Exchange dated October 9, 2003 between Bank of the James Financial Group, Inc. and Bank of the James, dated as of October 9, 2003 (incorporated by reference to Exhibit 2.1 to Form 8-K12g-3 filed on January 13, 2004)

3.1	Amended and Restated Articles of Incorporation of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3(i) to Form 8-K filed on August 12, 2009)

3.2	Bylaws of Bank of the James (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 18, 2006)

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-KSB filed on March 26, 2004)

10.2	Amended and Restated Stock Option Plan (incorporated by reference to Form S-8 filed on August 14, 2004)

10.6	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003 (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on March 26, 2004)

21.1	List of subsidiaries (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)

101	The following materials from Bank of the James Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) Consolidated Statements of Income For the Years ended December 31, 2013 and 2012; (iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2013 and 2012 (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Income For the Years ended December 31, 2013 and 2012; (v) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 18, 2014.

Signature	Capacity

/S/ Robert R. Chapman III Robert R. Chapman III	President (Principal Executive Officer) and Director

/S/ J. Todd Scruggs J. Todd Scruggs	Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer) and Director

Thomas W. Pettyjohn, Jr.	Director, Chairman

/S/ Lewis C. Addison Lewis C. Addison	Director

/S/ John R. Alford, Jr. John R. Alford, Jr.	Director

/S/ William C. Bryant III William C. Bryant III	Director

/S/ Donna Schewel Clark Donna Schewel Clark	Director

/S/ Julie P. Doyle Julie P. Doyle	Director

/S/ James F. Daly James F. Daly	Director

/S/ Watt R. Foster, Jr. Watt R. Foster, Jr.	Director

/S/ Donald M. Giles Donald M. Giles	Director

/S/ Augustus A. Petticolas, Jr. Augustus A. Petticolas, Jr.	Director

EXHIBIT INDEX

No.	Description

2.1	Agreement and Plan of Share Exchange dated October 9, 2003 between Bank of the James Financial Group, Inc. and Bank of the James, dated as of October 9, 2003 (incorporated by reference to Exhibit 2.1 to Form 8-K12g-3 filed on January 13, 2004)

3.1	Amended and Restated Articles of Incorporation of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3(i) to Form 8-K filed on August 12, 2009)

3.2	Bylaws of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed December 27, 2011)

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-KSB filed on March 26, 2004)

10.2	Amended and Restated Stock Option Plan (incorporated by reference to Form S-8 filed on August 14, 2004)

10.6	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003 (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on March 26, 2004)

21.1	List of subsidiaries (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)

101	The following materials from Bank of the James Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) Consolidated Statements of Income For the Years ended December 31, 2013 and 2012; (iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2013 and 2012 (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Income For the Years ended December 31, 2013 and 2012; (v) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.