Form 10-Q
period 2014-03-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2014-05-12
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,364,874 shares of Common Stock, par value $2.14 per share, were outstanding at May 12, 2014.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2014 unaudited)

	3/31/2014	12/31/2013

Assets

Cash and due from banks	$17,853	$16,671
Federal funds sold	62	—

Total cash and cash equivalents	17,915	16,671

Securities held-to-maturity (fair value of $2,737 in 2014 and $3,740 in 2013)	2,535	3,537
Securities available-for-sale, at fair value	45,336	46,091
Restricted stock, at cost	1,289	1,428

Loans, net of allowance for loan losses of $5,261 in 2014 and $5,186 in 2013	349,156	339,994
Loans held for sale	1,831	1,921
Premises and equipment, net	8,340	8,408
Software, net	331	268
Interest receivable	1,356	1,360
Cash value - bank owned life insurance	9,301	9,230
Other real estate owned, net of valuation allowance	1,714	1,451
Income taxes receivable	145	448
Deferred tax asset	2,193	2,628
Other assets	1,142	1,076

Total assets	$442,584	$434,511

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$71,665	$63,256
NOW, money market and savings	228,305	226,709
Time	98,156	97,433

Total deposits	398,126	387,398

Federal funds purchased	—	4,108
FHLB borrowings	2,000	2,000
Capital notes	10,000	10,000
Interest payable	67	65
Other liabilities	1,068	1,168

Total liabilities	$411,261	$404,739

Stockholders’ equity

Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 3,364,874 as of March 31, 2014 and December 31, 2013	$7,201	$7,201

Preferred stock; authorized 1,000,000 shares; 0 issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Additional paid-in-capital	22,868	22,868
Accumulated other comprehensive (loss)	(1,575)	(2,421)
Retained earnings	2,829	2,124

Total stockholders’ equity	$31,323	$29,772

Total liabilities and stockholders’ equity	$442,584	$434,511

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended March 31,
	2014	2013
Interest Income
Loans	$4,188	$4,163
Securities
US Government and agency obligations	180	190
Mortgage backed securities	33	4
Municipals	120	152
Dividends	6	5
Other (Corporates)	15	16
Federal Funds sold	3	7

Total interest income	4,545	4,537

Interest Expense
Deposits
NOW, money market savings	118	124
Time Deposits	301	323
Federal Funds purchased	2	—
FHLB borrowings	19	19
Reverse repurchase agreements	1	—
Capital notes	150	150

Total interest expense	591	616

Net interest income	3,954	3,921

Provision for loan losses	55	235

Net interest income after provision for loan losses	3,899	3,686

Other operating income
Mortgage fee income	289	319
Service charges, fees and commissions	350	303
Increase in cash value of life insurance	71	75
Other	13	8
Gain (loss) on sale of available-for-sale securities, net	(6)	259

Total other operating income	717	964

Other operating expenses
Salaries and employee benefits	1,885	1,776
Occupancy	313	305
Equipment	287	261
Supplies	105	90
Professional, data processing, and other outside expense	613	561
Marketing	97	86
Credit expense	37	55
Other real estate expenses	57	79
FDIC insurance expense	30	144
Other	185	174

Total other operating expenses	3,609	3,531

Income before income taxes	1,007	1,119

Income tax expense	302	331

Net Income	$705	$788

Weighted average shares outstanding - basic	3,364,874	3,352,725

Weighted average shares outstanding - diluted	3,364,874	3,352,855

Income per common share - basic	$0.21	$0.24

Income per common share - diluted	$0.21	$0.24

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three months ended March 31, 2014 and 2013

(dollar amounts in thousands) (unaudited)

	For the Three Months Ended March 31,
	2014	2013
Net Income	$705	$788

Other comprehensive income (loss):

Unrealized gains (losses) on securities available-for-sale net of deferred taxes of $431 and $(132)	842	(258)

Reclassification adjustment for (gains) losses included in net income (1), net of taxes of $(2) and $88 (2)	4	(171)

Other comprehensive income (loss), net of tax	846	(429)

Comprehensive income	$1,551	$359

(1)	Gains are included in net “gain on sale of available-for-sale securities” on the consolidated statements of income.
(2)	The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months ended March 31, 2014 and 2013

(dollar amounts in thousands) (unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities
Net Income	$705	$788

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	193	179

Net amortization and accretion of premiums and discounts on securities	84	96
(Gain) loss on sale of available for sale securities	6	(259)
Provision for loan losses	55	235
(Gain) loss on sale of other real estate owned	(3)	21
Impairment of other real estate owned	46	25
Decrease in loans held-for-sale	90	100
(Increase) in cash value of life insurance	(71)	(75)
Decrease in interest receivable	4	182
(Increase) decrease in other assets	(64)	104
Decrease in income taxes receivable	303	333
(Decrease) in interest payable	2	3
(Decrease) increase in other liabilities	(100)	164

Net cash provided by operating activities	$1,250	$1,896

Cash flows from investing activities
Proceeds from maturities and calls of securities held to maturity	$1,000	$—
Purchases of securities available for sale	—	(7,972)

Proceeds from maturities, calls and paydowns of securities available for sale	60	2,041
Proceeds from sale of securities available for sale	1,886	10,043
Redemption of Federal Home Loan Bank stock	139	110
Proceeds from sale of other real estate owned	—	159
Origination of loans, net of principal collected	(9,523)	(6,234)
Purchases of premises and equipment	(188)	(28)

Net cash (used in) provided by investing activities	$(6,626)	$(1,881)

Cash flows from financing activities
Net increase (decrease) in deposits	$10,728	$(13,821)
Net (decrease) in federal funds purchased	(4,108)	—

Net cash provided by (used in) financing activities	$6,620	$(13,821)

Increase (decrease) in cash and cash equivalents	1,244	(13,806)

Cash and cash equivalents at beginning of period	$16,671	$40,998

Cash and cash equivalents at end of period	$17,915	$27,192

Non cash transactions
Transfer of loans to foreclosed assets	$384	$411
Portion of foreclosed assets financed	78	—
Fair value adjustment for securities	1,279	(649)

Cash transactions
Cash paid for interest	$589	$613
Cash paid for taxes	—	—

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands) (unaudited)

	Total Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2012	3,352,725	$7,175	$22,806	$(936)	$568	$29,613

Net Income	—	—	—	788	—	788

Other Comprehensive Loss	—	—	—	—	(429)	(429)

Balance at March 31, 2013	3,352,725	$7,175	$22,806	$(148)	$139	$29,972

Balance at December 31, 2013	3,364,874	$7,201	$22,868	$2,124	$(2,421)	$29,772

Net Income	—	—	—	705	—	705

Other Comprehensive Income	—	—	—	—	846	846

Balance at March 31, 2014	3,364,874	$7,201	$22,868	$2,829	$(1,575)	$31,323

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2013. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2013 included in Financial’s Annual Report on Form 10-K. Results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Note 3 – Earnings Per Share

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of 1999 Financial (the “1999 Plan”) are considered in calculating dilutive earnings per share. The following is a summary of the earnings per share calculation for the three months ended March 31, 2014 and 2013.

	Three months ended
	March 31,
	2014	2013

Net income	$705,000	$788,000

Weight average number of shares	3,364,874	3,352,725
Options affect of incremental shares	—	130

Weighted average diluted shares	3,364,874	3,352,855

Basic EPS (weighted avg shares)	$0.21	$0.24

Diluted EPS (Including Option Shares)	$0.21	$0.24

The following table sets forth the incremental shares associated with option shares that were not included in calculating the diluted earnings because their effect was anti-dilutive:

	Three months ended March 31,
	2014	2013
Incremental shares excluded from calculating diluted EPS because their effect was anti-dilutive	111,371	169,600

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Note 4 – Stock Based Compensation (continued)

Stock option plan activity for the three months ended March 31, 2014 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value

Options outstanding, January 1, 2014	111,371	$10.73

Granted	—	—

Exercised	—	—

Forfeited	—	—

Options outstanding, March 31, 2014	111,371	10.73	1.3	$—

Options exercisable, March 31, 2014	111,371	$10.73	1.3	$—

Intrinsic value is calculated by subtracting the exercise price of option shares from the market price of underlying shares as of March 31, 2014 and multiplying that amount by the number of options outstanding. No intrinsic value exists where the exercise price is greater than the market price on a given date.

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

Note 5 – Fair Value Measurements (continued)

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period.

		Carrying Value at March 31, 2014
Description	Balance as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$3,699	$—	$3,699	$—
US agency obligations	19,447	—	19,447	—
Mortgage-backed securities	4,829	—	4,829	—
Municipals	15,392	—	15,392	—
Other (corporates)	1,969	—	1,969	—

Total available-for-sale securities	$45,336	$—	$45,336	$—

		Carrying Value at December 31, 2013
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$3,611	$—	$3,611	$—
US agency obligations	20,108	—	20,108	—
Mortgage-backed securities	5,311	—	5,311	—
Municipals	15,138	—	15,138	—
Other (corporates)	1,923	—	1,923	—

Total available-for-sale securities	$46,091	$—	$46,091	$—

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

Note 5 – Fair Value Measurements (continued)

Loans held for sale

Loans held for sale are carried at estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended March 31, 2014. Gains and losses on the sale of loans are recorded within mortgage fee income on the Consolidated Statements of Income.

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

		Carrying Value at March 31, 2014
Description	Balance as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$4,397	$—	$—	$4,397
Loans held for sale	1,831	—	1,831	—
Other real estate owned	1,714	—	—	1,714

*	Includes loans charged down during the quarter to the net realizable value of the collateral.

		Carrying Value at December 31, 2013
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$4,307	$—	$—	$4,307
Loans held for sale	1,921	—	1,921	—
Other real estate owned	1,451	—	—	1,451

*	Includes loans charged down during the quarter to the net realizable value of the collateral.

Note 5 – Fair Value Measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2014 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$4,397	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

OREO	1,714	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

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

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at March 31, 2014 and December 31, 2013 and therefore are not included in the table below.

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows (in thousands):

		Fair Value Measurements at March 31, 2014 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance

Assets
Cash and due from banks	$17,853	$17,853	$—	$—	$17,853
Federal funds sold	62	62	—	—	62
Securities
Available-for-sale	45,336	—	45,336	—	45,336
Held-to-maturity	2,535	—	2,737	—	2,737
Loans, net	349,156	—	—	353,625	353,625
Loans held for sale	1,831	—	1,831	—	1,831
Interest receivable	1,356	—	1,356	—	1,356
BOLI	9,301	—	9,301	—	9,301

Liabilities
Deposits	$398,126	$—	$399,206	$—	$399,206
FHLB borrowings	2,000	—	2,011	—	2,011
Capital notes	10,000	—	10,057	—	10,057
Interest payable	67	—	67	—	67

		Fair Value Measurements at December 31, 2013 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance

Assets
Cash and due from banks	$16,671	$16,671	$—	$—	$16,671
Securities
Available-for-sale	46,091	—	46,091	—	46,091
Held-to-maturity	3,537	—	3,740	—	3,740
Loans, net	339,994	—	—	346,658	346,658
Loans held for sale	1,921	—	1,921	—	1,921
Interest receivable	1,360	—	1,360	—	1,360
BOLI	9,230	—	9,230	—	9,230

Liabilities
Deposits	$387,398	$—	$388,363	$—	$388,363
FHLB borrowings	2,000	—	2,018	—	2,018
Federal funds purchased	4,108	4,108	—	—	4,108
Capital notes	10,000	—	10,091	—	10,091
Interest payable	65	—	65	—	65

Note 5 – Fair Value Measurements (continued)

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time Financial’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of Financial’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Financial assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of Financial’s financial instruments will change when interest rate levels change, and that change may be either favorable or unfavorable to Financial. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.

Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate Financial’s overall interest rate risk.

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

Note 7 – Investments

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	March 31, 2014
		Gross Unrealized
	Amortized Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$2,535	$202	$—	$2,737

Available-for-Sale
US Treasuries	$3,909	$—	$(210)	$3,699
US agency obligations	21,093	7	(1,653)	19,447
Mortgage-backed securities	4,928	44	(143)	4,829
Municipals	15,782	81	(471)	15,392
Other (corporates)	2,011	—	(42)	1,969

	$47,723	$132	$(2,519)	$45,336

	December 31, 2013
		Gross Unrealized
	Amortized Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$3,537	$203	$—	$3,740

Available-for-Sale
US Treasuries	$3,907	$—	$(296)	$3,611
US agency obligations	22,544	—	(2,436)	20,108
Mortgage-backed securities	5,450	11	(150)	5,311
Municipals	15,845	35	(742)	15,138
Other (corporates)	2,011	—	(88)	1,923

	$49,757	$46	$(3,712)	$46,091

Note 7 – Investments (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2014	Value	Losses	Value	Losses	Value	Losses

Description of securities
US Treasuries	$3,699	$210	$—	$—	$3,699	$210
U.S. agency obligations	10,141	752	7,081	901	17,222	1,653
Mortgage-backed securities	1,903	143	—	—	1,903	143
Municipals	5,059	211	6,170	260	11,229	471
Other (corporates)	491	2	1,478	40	1,969	42

Total	$21,293	$1,318	$14,729	$1,201	$36,022	$2,519

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Losses	Value	Losses	Value	Losses

Description of securities
US Treasuries	$3,611	$296	$—	$—	$3,611	$296
U.S. agency obligations	14,087	1,473	5,021	963	19,108	2,436
Mortgage-backed securities	4,830	150	—	—	4,830	150
Municipals	11,163	574	1,479	168	12,642	742
Other (corporates)	1,923	88	—		1,923	88

Total	$35,614	$2,581	$6,500	$1,131	$42,114	$3,712

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

At March 31, 2014, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of March 31, 2014, the Bank owned 41 securities that were being evaluated for other than temporary impairment. Eleven of these securities were S&P rated AAA, 29 were S&P rated AA, and one was S&P rated A. As of March 31, 2014, 15 of these securities were direct obligations of the U.S. government or government sponsored entities, 23 were municipal issues, and three were investments in domestic corporate issued securities.

Note 7 – Investments (continued)

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

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three months ended March 31, 2014 and 2013 was as follows (dollars in thousands):

Business Segments

	Community Banking	Mortgage	Total

Three months ended March 31, 2014
Net interest income	$3,954	$—	$3,954
Provision for loan losses	55	—	55

Net interest income after provision for loan losses	3,899	—	3,899
Noninterest income	428	289	717
Noninterest expenses	3,350	259	3,609

Income before income taxes	977	30	1,007
Income tax expense	292	10	302

Net income	$685	$20	$705

Total assets	$440,610	$1,974	$442,584

Three months ended March 31, 2013
Net interest income	$3,921	$—	$3,921
Provision for loan losses	235	—	235

Net interest income after provision for loan losses	3,686	—	3,686
Noninterest income	645	319	964
Noninterest expenses	3,278	253	3,531

Income before income taxes	1,053	66	1,119
Income tax expense	309	22	331

Net income	$744	$44	$788

Total assets	$427,233	$853	$428,086

Note 9 – Loans, allowance for loan losses and OREO

Management has an established methodology used to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Bank has segmented certain loans in the portfolio by product type. Within these segments, the Bank has sub-segmented its portfolio into classes, based on the associated risks. The classifications set forth below do not correspond directly to the classifications set forth in the call report (Form FFIEC 041). Management has determined that the classifications set forth below are more appropriate for use in identifying and managing risk in the loan portfolio.

Loan Segments:		Loan Classes:
	Commercial		Commercial and industrial loans
	Commercial real estate		Commercial mortgages – owner occupied
Commercial mortgages – non-owner occupied
Commercial construction
	Consumer		Consumer unsecured
Consumer secured
	Residential		Residential mortgages
Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	March 31,	December 31,
	2014	2013

Commercial	$58,951	$55,803
Commercial real estate	178,352	172,117
Consumer	71,651	71,165
Residential	45,463	46,095

Total loans	354,417	345,180

Less allowance for loan losses	5,261	5,186

Net loans	$349,156	$339,994

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

Note 9 – Loans, allowance for loan losses and OREO (continued)

Financing Receivables on Non-Accrual Status

(dollars in thousands)

	As of
	March 31, 2014	December 31, 2013
Commercial	$1,941	$1,585
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	323	537
Commercial Mortgages-Non-Owner Occupied	83	353
Commercial Construction	460	375
Consumer
Consumer Unsecured	—	—
Consumer Secured	123	33
Residential:
Residential Mortgages	377	183
Residential Consumer Construction	—	—

Totals	$3,307	$3,066

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. OREO increased to $1,714,000 on March 31, 2014 from $1,451,000 on December 31, 2013. The following table represents the changes in OREO balance during the three months ended March 31, 2014.

OREO Changes

(dollars in thousands)

Three Months ended
March 31, 2014
Balance at the beginning of the year (net)	$1,451
Transfers from loans	384
Capitalized costs	—
Writedowns	(46)
Sales proceeds	(78)
Gain on disposition	3

Balance at the end of the period (net)	$1,714

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	For the Three Months Ended March 31, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2014	Investment	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded:
Commercial	$3,987	$4,456	$—	$3,626	$35
Commercial Real Estate
Commercial Mortgages-Owner Occupied	749	807	—	644	11
Commercial Mortgage Non-Owner Occupied	598	598	—	801	8
Commercial Construction	460	1,135	—	606	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	21	21	—	21	—
Residential
Residential Mortgages	330	330	—	400	3
Residential Consumer Construction	—	—	—	—	—

With An Allowance Recorded:
Commercial	$921	$929	$482	$747	$11
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,826	2,027	308	2,123	25
Commercial Mortgage Non-Owner Occupied	218	218	12	219	3
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	40	40	40	40	1
Residential
Residential Mortgages	2,129	2,277	252	1,907	26
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$4,908	$5,385	$482	$4,373	$46
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,575	2,834	308	2,767	36
Commercial Mortgage Non-Owner Occupied	816	816	12	1,020	11
Commercial Construction	460	1,135	—	606	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	61	61	40	61	1
Residential
Residential Mortgages	2,459	2,607	252	2,307	29
Residential Consumer Construction	—	—	—	—	—

	$11,279	$12,838	$1,094	$11,134	$123

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	For the Year Ended December 31, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2013	Investment	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded:
Commercial	$3,265	$3,699	$—	$2,898	$101
Commercial Real Estate
Commercial Mortgages-Owner Occupied	539	593	—	1,566	38
Commercial Mortgage Non-Owner Occupied	1,003	1,003	—	3,686	47
Commercial Construction	751	1,274	—	746	8
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	21	21	—	245	1
Residential
Residential Mortgages	470	517	—	1,304	24
Residential Consumer Construction	—	—	—	—	—

With An Allowance Recorded:
Commercial	$573	$573	$406	$597	$38
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,420	2,617	280	3,046	108
Commercial Mortgage Non-Owner Occupied	220	221	14	530	15
Commercial Construction	—	—	—	412	—
Consumer
Consumer Unsecured	—	—	—	1	—
Consumer Secured	40	40	40	285	3
Residential
Residential Mortgages	1,684	1,820	224	1,350	118
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$3,838	$4,272	$406	$3,495	$139
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,959	3,210	280	4,612	146
Commercial Mortgage Non-Owner Occupied	1,223	1,224	14	4,216	62
Commercial Construction	751	1,274	—	1,158	8
Consumer
Consumer Unsecured	—	—	—	1	—
Consumer Secured	61	61	40	530	4
Residential
Residential Mortgages	2,154	2,337	224	2,654	142
Residential Consumer Construction	—	—	—	—	—

	$10,986	$12,378	$964	$16,666	$501

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands) For the Three Months Ended March 31, 2014
		Commercial
2014	Commercial	Real Estate	Consumer		Residential	Total

Allowance for Credit Losses:
Beginning Balance	$1,015	$2,631	$935		$605	$5,186
Charge-offs	—	—	(4)		—	(4)
Recoveries	10	7	—		7	24
Provision	87	93	(117	)(1)	(8)	55

Ending Balance	1,112	2,731	814		604	5,261

Ending Balance: Individually evaluated for impairment	$482	$320	$40		$252	$1,094

Ending Balance: Collectively evaluated for impairment	630	2,411	774		352	4,167

Totals:	$1,112	$2,731	$814		$604	$5,261

Financing Receivables:

Ending Balance: Individually evaluated for impairment	$4,908	$3,851	$61		$2,459	$11,279

Ending Balance: Collectively evaluated for impairment	54,043	174,501	71,590		43,004	343,138

Totals:	$58,951	$178,352	$71,651		$45,463	$354,417

(1)	The experience within the historical charge-off period used to calculate the allowance has improved which reduced the need for a provision relating to this segment.

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands) For the Year Ended December 31, 2013
		Commercial
2013	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:
Beginning Balance	$987	$2,849	$1,057	$642	$5,535
Charge-offs	(19)	(932)	(126)	(28)	(1,105)
Recoveries	37	42	137	—	216
Provision	10	672	(133)	(9)	540

Ending Balance	$1,015	$2,631	$935	$605	$5,186

Ending Balance: Individually evaluated for impairment	$406	$294	$40	$224	$964

Ending Balance: Collectively evaluated for impairment	609	2,337	895	381	4,222

Totals:	$1,015	$2,631	$935	$605	$5,186

Financing Receivables:

Ending Balance: Individually evaluated for impairment	$3,838	$4,933	$61	$2,154	$10,986

Ending Balance: Collectively evaluated for impairment	51,965	167,184	71,104	43,941	334,194

Totals:	$55,803	$172,117	$71,165	$46,095	$345,180

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Financing Receivables as of
	March 31, 2014
	(dollars in thousands)
2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days & Accruing
Commercial	$623	$22	$1,941	$2,586	$56,365	$58,951	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	1,081	—	323	1,404	66,970	68,374	—
Commercial Mortgages-Non-Owner Occupied	404	—	83	487	99,575	100,062	—
Commercial Construction	—	—	460	460	9,456	9,916	—
Consumer:
Consumer Unsecured	5	—	—	5	3,572	3,577	—
Consumer Secured	17	17	100	134	67,940	68,074	—
Residential:
Residential Mortgages	154	366	410	930	39,554	40,484	—
Residential Consumer Construction	—	95	—	95	4,884	4,979	—

Total	$2,284	$500	$3,317	$6,101	$348,316	$354,417	$—

	Age Analysis of Past Due Financing Receivables as of
	December 31, 2013
	(dollars in thousands)
2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days & Accruing
Commercial	$389	$—	$1,586	$1,975	$53,828	$55,803	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	1,099	—	409	1,508	63,813	65,321	—
Commercial Mortgages-Non-Owner Occupied	96	—	85	181	94,542	94,723	—
Commercial Construction	—	—	375	375	11,698	12,073	—
Consumer:
Consumer Unsecured	5	—	—	5	4,717	4,722	—
Consumer Secured	71	—	33	104	66,339	66,443	—
Residential:
Residential Mortgages	704	—	183	887	39,909	40,796	—
Residential Consumer Construction	—	95	—	95	5,204	5,299	—

Total	$2,364	$95	$2,671	$5,130	$340,050	$345,180	$—

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Credit Loss Disclosures
	Credit Quality Information - by Class
	March 31, 2014
	(dollars in thousands)
2014	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$51,567	$1,549	$878	$4,957	$—	$58,951

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	62,857	1,674	1,343	2,500	—	68,374
Commercial Mortgages-Non Owner Occupied	92,143	1,988	5,294	637	—	100,062
Commercial Construction	9,032	424	—	460	—	9,916

Consumer
Consumer Unsecured	3,576	—	—	1	—	3,577
Consumer Secured	66,653	703	340	378	—	68,074

Residential:
Residential Mortgages	36,402	783	587	2,712	—	40,484
Residential Consumer Construction	4,979	—	—	—	—	4,979

Totals	$327,209	$7,121	$8,442	$11,645	$—	$354,417

	Credit Loss Disclosures
	Credit Quality Information - by Class
	December 31, 2013
	(dollars in thousands)
2013	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$48,827	$2,109	$979	$3,888	$—	$55,803

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	58,740	2,355	1,356	2,870	—	65,321
Commercial Mortgages-Non Owner Occupied	85,474	2,737	5,468	1,044	—	94,723
Commercial Construction	11,455	—	—	618	—	12,073

Consumer
Consumer Unsecured	4,721	—	—	1	—	4,722
Consumer Secured	65,056	814	283	290	—	66,443

Residential:
Residential Mortgages	36,962	786	589	2,459	—	40,796
Residential Consumer Construction	5,299	—	—	—	—	5,299

Totals	$316,534	$8,801	$8,675	$11,170	$—	$345,180

Note 9 – Loans, allowance for loan losses and OREO (continued)

There were no loan modifications that would have been classified as Troubled Debt Restructurings (TDR) during the three months ended March 31, 2014 and 2013.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three months ended March 31, 2014 and 2013.

Note 10 – Subsequent Events

In preparing these financial statements, Financial has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Note 11 – Recent accounting pronouncements

In January 2014, the FASB issued ASU 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company is currently assessing the impact that ASU 2014-01 will have on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently assessing the impact that ASU 2014-04 will have on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results and include

Note 11 – Recent accounting pronouncements (continued)

disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

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

The Bank also has opened a limited-service branch located in the Westminster-Canterbury facilities located at 501 VES Road, Lynchburg, Virginia 24503 and a commercial loan production office located at Luxor Office Park LLC, 1430 Rolkin Court Suite 203, Charlottesville, Virginia

In addition, the Bank, through its Mortgage division, originates residential mortgage loans through two offices—one located at the Forest Branch and the other located at 133 Salem Avenue, NW, in Roanoke, Virginia.

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

Rustburg, Virginia. As previously disclosed, in March, 2011 the Bank purchased certain real property near the intersection of Routes 501 and 24 in Rustburg, Virginia. The structure on the property is being demolished and removed. The Bank has not determined when it will open a branch at this location.

Appomattox, Virginia. As previously disclosed, in July, 2013 the Bank purchased certain real property located near the intersection of Confederate Boulevard and Moses Avenue for future branch expansion. The Bank has not determined when it will open a branch at this location.

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

March 31, 2014 (in thousands)
Commitments to extend credit	$72,123
Letters of Credit	762

Total	$72,885

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of March 31, 2014 and December 31, 2013 and the results of operations of Financial for the three month periods ended March 31, 2014 and 2013. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

March 31, 2014 as Compared to December 31, 2013

Total assets were $442,584,000 on March 31, 2014 compared with $434,511,000 at December 31, 2013, an increase of 1.86%. The increase as of March 31, 2014 reflects the increased demand deposit accounts generated from new commercial relationships.

Total deposits increased from $387,398,000 as of December 31, 2013 to $398,126,000 on March 31, 2014, an increase of 2.77%. Total deposits increased for the reasons set forth in the prior paragraph.

Total loans, excluding loans held for sale, increased to $354,417,000 on March 31, 2014 from $345,180,000 on December 31, 2013. Loans, net of unearned income and allowance, increased to $349,156,000 on March 31, 2014 from $339,994,000 on December 31, 2013, an increase of 2.69%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	March 31, 2014		December 31, 2013
	Amount	Percentage	Amount	Percentage
Commercial	$58,951	16.64%	$55,803	16.17%
Commercial Real Estate	178,352	50.32%	172,117	49.86%
Consumer	71,651	20.21%	71,165	20.61%
Residential	45,463	12.83%	46,095	13.36%

Total loans	$354,417	100.00%	$345,180	100.00%

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned (“OREO”) increased to $5,021,000 on March 31, 2014 from $4,517,000 on December 31, 2013. This increase was due to an increase in both non-accrual (or nonperforming) loans and OREO. Non-accrual loans increased 7.08% to $3,307,000 on March 31, 2014 from $3,066,000 on December 31, 2013. As discussed in more detail below under “Results of Operations—Allowance for Loan Losses,” management has provided for the anticipated losses on these loans in the loan loss reserve. If interest on non-accrual loans had been accrued, such interest on a cumulative basis would have approximated $1,214,000 and $1,173,000 as of March 31, 2014 and December 31, 2013, respectively. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the non-performing loan totals listed above.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure, deeds in lieu of foreclosure or repossession. On December 31, 2013, the Bank was carrying 17 OREO properties on its books at a value of $1,451,000. During the three months ended March 31, 2014, the Bank acquired 2 additional OREO properties and disposed of 3 OREO properties, and as of March 31, 2014 the Bank is carrying 16 OREO properties at a value of $1,714,000. The OREO properties are available for sale and are being actively marketed on the Bank’s website and through other means.

The Bank had loans in the amount of $561,000 at March 31, 2014 classified as performing Troubled Debt Restructurings (“TDRs”) as compared to $564,000 at December 31, 2013. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

Cash and cash equivalents increased to $17,915,000 on March 31, 2014 from $16,671,000 on December 31, 2013. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). This increase is in large part due to the increase in Federal funds sold and due from bank balances resulting from the increase in deposits as explained above. Cash and cash equivalents can vary due to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, both of which are subject to fluctuations.

Securities held-to-maturity decreased to $2,535,000 on March 31, 2014 from $3,537,000 on December 31, 2013. Securities available-for-sale decreased to $45,336,000 on March 31, 2014, from $46,091,000 December 31, 2013. During the three months ended March 31, 2014 the Bank received $60,000 in proceeds from maturities, paydowns, and/or calls of securities available-for-sale and $1,886,000 in proceeds from the sale of securities available-for-sale. The Bank purchased no securities held-to-maturity or available-for sale during the same period. The decrease from December 31, 2013 in securities available-for-sale was primarily due to the liquidation of securities in anticipation of funding loan growth.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $481,000 at March 31, 2014 and $620,000 at December 31, 2013, a decrease of $139,000. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At March 31, 2014, Financial, on a consolidated basis, had liquid assets of $63,251,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold and available-for-sale investments. Management believes that liquid assets were adequate at March 31, 2014. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, the Bank has the ability to purchase federal funds on the open market and borrow from the Federal Reserve Bank’s discount window, if necessary.

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

At March 31, 2014, the Bank had a leverage ratio of 9.29%, a Tier 1 risk-based capital ratio of 11.96% and a total risk-based capital ratio of 13.21%. As of March 31, 2014 and December 31, 2013 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of March 31, 2014 and December 31, 2013:

Bank Level Only Capital Ratios

Analysis of Capital (in 000’s)	March 31, 2014	December 31, 2013

Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	19,325	19,325
Retained earnings	17,389	16,563

Total Tier 1 capital	$40,456	$39,630

Tier 2 capital
Allowance for loan losses	$4,241	$4,166

Total Tier 2 capital:	$4,241	$4,166

Total risk-based capital	$44,697	$43,796

Risk weighted assets	$338,271	$332,280
Average total assets	$435,532	$435,236

	Actual		Regulatory Benchmarks
	March 31, 2014	December 31, 2013	For Capital Adequacy Purposes	For Well Capitalized Purposes

Capital Ratios:
Tier 1 capital to average total assets	9.29%	9.11%	4.00%	5.00%
Tier 1 risk-based capital ratio	11.96%	11.93%	4.00%	6.00%
Total risk-based capital ratio	13.21%	13.18%	8.00%	10.00%

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

In July 2013, the Federal Reserve Board approved a final rule establishing a regulatory capital framework for smaller, less complex financial institutions. The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. The phase-in period for this rule is not scheduled to begin until January 2015. We are currently evaluating the impact of the implementation of the new capital standards.

Results of Operations

Comparison of the Three months Ended March 31, 2014 and 2013

Earnings Summary

Financial had net income including all operating segments of $705,000 for the three months ended March 31, 2014 compared to $788,000 for the comparable period in 2013. The basic and diluted earnings per common share for the three months ended March 31, 2014 was $0.21, compared to basic and diluted earnings per share of $0.24 for the three months ended March 31, 2013.

The decrease in net income was due in large part to a decrease in non-interest income, which primarly was due to decrease in loan originations and the Mortgage Division, and a decrease in gains on sales of securities-available-for-sale. The decrease income was partially offset by a decrease in the expense associated with the loan loss provision.

These operating results represent an annualized return on stockholders’ equity of 8.90% for the three months ended March 31, 2014, compared with 11.02% for the same period in 2013 The Company had an annualized return on average assets for the three months ended March 31, 2014 of 0.65% compared with 0.74% for the same period in 2013.

See “Non-Interest Income” below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

Interest income increased to $4,545,000 for the three months ended March 31, 2014 from $4,537,000 for the same period in 2013, an increase of 0.18%. Interest income increased primarily because increased balances in the loan portfolio. The average rate received on earning assets decreased to 4.60% for the three months ended March 31, 2014 as compared with 4.74% for the comparable period in 2013. The rate on total average earning assets decreased largely because of a decrease in market rates of interest resulting from a competitive banking environment. Management expects that competition will continue to pressure the rates we receive on loans and therefore may negatively impact our interest income.

Interest expense decreased to $591,000 for the three months ended March 31, 2014 from $616,000 for the same period in 2013, a decrease of 4.06%. This decrease in interest expense resulted in large part from a decrease in rates paid on time deposits and demand interest bearing accounts. The Bank’s average rate paid on interest earning deposits was 0.52% during the three month period ended March 31, 2014 as compared to 0.56% for the same period in 2013. This resulted from management’s efforts to minimize the Bank’s interest expense and maximize its net interest margin.

The fundamental source of the Bank’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three months ended March 31, 2014 was $3,954,000 compared with $3,921,000 for the same period in 2013. The change in net interest income for the three months ended March 31, 2014 as compared with the comparable period in 2013 was immaterial because the increase in interest earning assets offset the decrease in rates received. The net interest margin was 4.01% for the three months ended March 31, 2014, as compared to 4.10% for the same period a year ago.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I below.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency. Non-interest income exclusive of gains on sales of securities increased to $723,000 for the three months ended March 31, 2014 from $705,000 for the three months ended March 31, 2013. This increase for the three months ended March 31, 2014 as compared to the same period last year was due primarily to an increase in service charges, fees and commissions which were partially offset by a decrease in mortgage fee income. Purchase mortgage originations comprised 75% of the mortgage loans originated in the quarter ended March 31, 2014. The percentage and amount of home purchase mortgages increased as a result of an increase in interest rates and the resulting decrease in refinancing activity. Management expects that although purchase money loans will offset a portion of the decline in refinance activity, revenue from the mortgage segment will be under pressure during the rising interest rate environment. In addition, Management believes that regulatory pressure may result in a decreased number of competitors to the Mortgage division and this could result in an increase in market share. Net gain (loss) on sales of securities decreased to ($6,000) for the three months ended March 31, 2014 from $259,000 for the same period in 2013.

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

Despite the recent increase in rates, management anticipates that residential mortgage rates will remain near the current historic lows for the remainder of 2014. Management expects that low rates and government-assisted programs such as Home Affordable Refinance Program (HARP) coupled with the Mortgage division’s reputation in Region 2000 will allow us to maintain revenue at the Mortgage division. Because many people able to refinance mortgages have already done so, management expects refinancing activity to decrease. As a result of the rising interest rates, management expects that loans for home purchases (as opposed to refinances) will constitute the majority of mortgage originations.

Our Investment division provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. The Investment division’s financial impact on our consolidated revenue has been immaterial. Although management cannot predict the financial impact of Investment with certainty, management anticipates the Investment division’s impact on noninterest income will remain immaterial in 2014.

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

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2014 increased to $3,609,000 from $3,531,000, or a increase of 2.21%, for the comparable period in 2013. This increase resulted from an increase in expenses related to increased data processing charges related to a larger customer based and the startup costs related to the introduction of new products. Total personnel expense was $1,885,000 for the three month period ended March 31, 2014 as compared to $1,776,000 for the same period in 2013. The increase in personnel expense can primarily be attributed to an increase in pay for some staff and the cost of additional staff in the new Charlottesville loan production office.

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The provision to the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. Based on the application of the loan loss calculation, the bank provided $55,000 to the allowance for loan loss for the three month period ended March 31, 2014. This compares to provisions of $235,000 for the comparable period in 2013, representing a decrease of 76.60%.

The decrease in the loan loss provision for the three months ended March 31, 2014 as compared to the same period in 2013 was due to the following factors:

•	The Bank’s asset quality has improved as problem assets, including certain commercial loans and residential speculative housing construction loans have decreased as the collateral for those loans has been liquidated or the loans have been paid off. Management’s evaluation of these asset classes resulted in the decreased provision in the quarter ended March 31, 2014.

•	In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. The analysis resulted in a decrease in the provision for the quarter ended March 31, 2014 as compared to the same quarter in 2013.

•	General reserves related to consumer loans collectively evaluated for impairment have also increased, but this increase has been offset by a significant decline in charge-offs from $186,000 for the three month period ended March 31, 2013 to $4,000 for the comparable period in 2014.

The decrease in the percentage of the allowance for loan loss reserve to total loans as of March 31, 2014 to 1.48% as compared to 1.50% as of December 31, 2013 is a direct result of the increase in the average balances in the loan portfolio. The overall balance in the allowance for loan loss increased from $5,186,000 as of December 31, 2013 to $5,261,000 as of March 31, 2014. This increase is a result of the slight increase in non-performing loans and OREO previously discussed in “Financial Condition Summary.”

Management believes that the current allowance for loan loss of $5,261,000 (or 1.48% of total loans) at March 31, 2014, as compared to $5,186,000 (or 1.50% of total loans) as of December 31, 2013, is adequate.

The following tables summarize the allowance activity for the periods indicated:

2014	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands) For the Three months Ended March 31, 2014

	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:
Beginning Balance	$1,015	$2,631	$935	$605	$5,186
Charge-offs	—	—	(4)	—	(4)
Recoveries	10	7	—	7	24
Provision	87	93	(117)	(8)	55

Ending Balance	1,112	2,731	814	604	5,261

Ending Balance: Individually evaluated for impairment	$482	$320	$40	$252	$1,094

Ending Balance: Collectively evaluated for impairment	630	2,411	774	352	4,167

Totals:	$1,112	$2,731	$814	$604	$5,261

Financing Receivables:

Ending Balance: Individually evaluated for impairment	$4,908	$3,851	$61	$2,459	$11,279

Ending Balance: Collectively evaluated for impairment	54,043	174,501	71,590	43,004	343,138

Totals:	$58,951	$178,352	$71,651	$45,463	$354,417

2013	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands) For the Year Ended December 31, 2013

	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:
Beginning Balance	$987	$2,849	$1,057	$642	$5,535
Charge-offs	(19)	(932)	(126)	(28)	(1,105)
Recoveries	37	42	137	—	216
Provision	10	672	(133)	(9)	540

Ending Balance	1,015	2,631	935	605	5,186

Ending Balance: Individually evaluated for impairment	$406	$294	$40	$224	$964

Ending Balance: Collectively evaluated for impairment	609	2,337	895	381	4,222

Totals:	$1,015	$2,631	$935	$605	$5,186

Financing Receivables:

Ending Balance: Individually evaluated for impairment	$3,838	$4,933	$61	$2,154	$10,986

Ending Balance: Collectively evaluated for impairment	51,965	167,184	71,104	43,941	334,194

Totals:	$55,803	$172,117	$71,165	$46,095	$345,180

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended March 31, (in thousands)
	2014	2013

Balance, beginning of period	$5,186	$5,535
Provision for loan losses	55	235
Loans charged off	(4)	(186)
Recoveries of loans charged off	24	22

Net charge offs	20	(164)

Balance, end of period	$5,261	$5,606

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

The decrease in the percentage of the allowance for loan loss reserve to total loans as of March 31, 2014 to 1.48% as compared to 1.50% as of December 31, 2013 is a direct result of the increase in the average balances in the loan portfolio. The overall balance in the allowance for loan loss increased from $5,186,000 as of December 31, 2013 to $5,261,000 as of March 31, 2014. This increase is a result of the slight increase in non-performing loans and OREO previously discussed above. The loan loss reserve is determined as discussed above.

In the three months ended March 31, 2014, the Bank’s recoveries exceeded its charge offs by $20,000. In the comparable period in 2013, charge offs exceeded recoveries by $164,000. Charged off loans, which are loans that management deems uncollectible, are written against the loan loss reserve and constitute a realized loss. While a charged off loan may subsequently be collected, such recoveries generally are realized over an extended period of time.

Income Taxes

For the three months ended March 31, 2014, Financial had an income tax expense of $302,000, as compared to $331,000 for the three months ended March 31, 2013. This represents an effective tax rate of 29.99% the for the three month period ended March 31, 2014 and 29.58% for the three month period ended March 31, 2013.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended March 31, 2014 and 2013

	2014			2013
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$348,611	$4,180	4.86%	$326,992	$4,154	5.15%
Loans held for sale	634	8	5.12%	964	9	3.79%
Federal funds sold	922	3	1.32%	8,544	7	0.33%
Securities (3)	51,287	373	2.94%	53,003	398	3.04%
Federal agency equities	1,295	6	1.88%	1,410	5	1.44%
CBB equity	116	—	—	116	—	—

Total earning assets	402,865	4,570	4.60%	391,029	4,573	4.74%

Allowance for loan losses	(5,219)			(5,561)
Non-earning assets	42,178			43,963

Total assets	$439,824			$429,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$96,660	$52	0.22%	$91,069	$53	0.24%
Savings	129,925	66	0.21%	137,317	71	0.21%
Time deposits	98,166	301	1.24%	93,018	323	1.41%

Total interest bearing deposits	324,751	419	0.52%	321,404	447	0.56%

Other borrowed funds
Fed funds purchased	766	2	1.06%	—	—	—
Repurchase agreements	900	1	0.45%	—	—	—
Other borrowings	2,000	19	3.65%	2,000	19	3.85%
Capital Notes	10,000	150	6.00%	10,000	150	6.00%

Total interest-bearing liabilities	338,417	591	0.71%	333,404	616	0.75%

Non-interest bearing deposits	68,422			66,595
Other liabilities	843			443

Total liabilities	407,682			400,442

Stockholders’ equity	32,142			28,989

Total liabilities and Stockholders’ equity	$439,824			$429,431

Net interest income		$3,979			$3,956

Net interest margin			4.01%			4.10%

Interest spread			3.89%			3.99%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

(1)	Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

There have been no significant changes during the quarter ended March 31, 2014, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2014

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2014

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 12, 2014

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income (unaudited) for the Three Months Ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the Three Months Ended March 31, 2014 and 2013 (iv) Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2014 and 2013 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2014 and 2013; (vi) Notes to Unaudited Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: May 12, 2014	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President
(Principal Executive Officer)

Date: May 12, 2014	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2014

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2014

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 12, 2014

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income (unaudited) for the Three Months Ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the Three Months Ended March 31, 2014 and 2013 (iv) Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2014 and 2013 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2014 and 2013; (vi) Notes to Unaudited Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.