Form 10-Q
period 2014-06-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2014-08-08
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,364,874 shares of Common Stock, par value $2.14 per share, were outstanding at August 8, 2014.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2014 unaudited)

	6/30/2014	12/31/2013
Assets
Cash and due from banks	$21,374	$16,671
Securities held-to-maturity (fair value of $2,729 in 2014 and $3,740 in 2013)	2,532	3,537
Securities available-for-sale, at fair value	36,514	46,091
Restricted stock, at cost	1,289	1,428
Loans, net of allowance for loan losses of $5,177 in 2014 and $5,186 in 2013	358,451	339,994
Loans held for sale	3,180	1,921
Premises and equipment, net	8,297	8,408
Software, net	324	268
Interest receivable	1,227	1,360
Cash value - bank owned life insurance	9,373	9,230
Other real estate owned, net of valuation allowance	1,329	1,451
Income taxes receivable	489	448
Deferred tax asset, net	1,865	2,628
Other assets	1,116	1,076

Total assets	$447,360	$434,511

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing demand	$73,917	$63,256
NOW, money market and savings	229,537	226,709
Time	96,807	97,433

Total deposits	400,261	387,398
Federal funds purchased	1,167	4,108
FHLB borrowings	2,000	2,000
Capital notes	10,000	10,000
Interest payable	61	65
Other liabilities	1,238	1,168

Total liabilities	$414,727	$404,739

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 3,364,874 as of June 30, 2014 and December 31, 2013	$7,201	$7,201
Preferred stock; authorized 1,000,000 shares; 0 issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Additional paid-in-capital	22,868	22,868
Accumulated other comprehensive (loss)	(940)	(2,421)
Retained earnings	3,504	2,124

Total stockholders’ equity	$32,633	$29,772

Total liabilities and stockholders’ equity	$447,360	$434,511

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Interest Income
Loans	$4,268	$4,199	$8,456	$8,362
Securities
US Government and agency obligations	174	172	354	362
Mortgage backed securities	25	10	58	14
Municipals	100	141	220	293
Dividends	26	25	32	30
Other (Corporates)	11	12	26	28
Federal Funds sold	6	8	9	15

Total interest income	4,610	4,567	9,155	9,104

Interest Expense
Deposits
NOW, money market savings	121	124	239	248
Time Deposits	297	317	598	640
Federal Funds purchased	—	—	2	—
FHLB borrowings	19	19	38	38
Reverse repurchase agreements	—	—	1	—
Capital notes	150	150	300	300

Total interest expense	587	610	1,178	1,226

Net interest income	4,023	3,957	7,977	7,878
Provision for loan losses	—	55	55	290

Net interest income after provision for loan losses	4,023	3,902	7,922	7,588

Other operating income
Mortgage fee income	407	340	696	659
Service charges, fees and commissions	364	325	714	628
Increase in cash value of life insurance	72	76	143	151
Other	28	29	41	37
Gain on sale of available-for-sale securities, net	86	135	80	394

Total other operating income	957	905	1,674	1,869

Other operating expenses
Salaries and employee benefits	1,904	1,726	3,789	3,502
Occupancy	312	285	625	590
Equipment	328	240	615	501
Supplies	97	93	202	183
Professional, data processing, and other outside expense	562	569	1,175	1,130
Marketing	132	95	229	181
Credit expense	50	64	87	119
Other real estate expenses	100	261	157	340
FDIC insurance expense	77	143	107	287
Other	195	195	380	369

Total other operating expenses	3,757	3,671	7,366	7,202

Income before income taxes	1,223	1,136	2,230	2,255
Income tax expense	380	339	682	670

Net Income	$843	$797	$1,548	$1,585

Weighted average shares outstanding - basic	3,364,874	3,352,725	3,364,874	3,352,725

Weighted average shares outstanding - diluted	3,364,874	3,353,141	3,364,874	3,353,002

Income per common share - basic	$0.25	$0.24	$0.46	$0.47

Income per common share - diluted	$0.25	$0.24	$0.46	$0.47

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months ended June 30, 2014 and 2013

(dollar amounts in thousands) (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$843	$797	$1,548	$1,585

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale net of deferred taxes of $357 and $(838) for the three month periods and $788 and $(971) for the six month periods ended June 30, 2014 and 2013 respectively.	692	(1,627)	1,534	(1,885)
Reclassification adjustment for (gains) included in net income (1), net of taxes of $(29) and $(46) for the three month periods and $(27) and $(134) for the six month periods ended June 30, 2014 and 2013 respectively (2)	(57)	(89)	(53)	(260)

Other comprehensive income (loss), net of tax	635	(1,716)	1,481	(2,145)

Comprehensive income (loss)	$1,478	$(919)	$3,029	$(560)

(1)	Gains are included in net “gain on sale of available-for-sale securities” on the consolidated statements of income.
(2)	The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months ended June 30, 2014 and 2013

(dollar amounts in thousands) (unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net Income	$1,548	$1,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	352	354
Net amortization and accretion of premiums and discounts on securities	155	183
(Gain) on sale of available for sale securities	(80)	(394)
Provision for loan losses	55	290
(Gain) loss on sale of other real estate owned	(2)	9
Impairment of other real estate owned	143	284
(Increase) decrease in loans held-for-sale	(1,259)	43
(Increase) in cash value of life insurance	(143)	(151)
Decrease in interest receivable	133	114
(Increase) decrease in other assets	(38)	132
(Increase) in income taxes receivable	(41)	(54)
(Decrease) in interest payable	(4)	(2)
Increase in other liabilities	70	279

Net cash provided by operating activities	$889	$2,672

Cash flows from investing activities
Proceeds from maturities and calls of securities held to maturity	$1,000	$—
Purchases of securities available for sale	(1,553)	(17,314)
Proceeds from maturities, calls and paydowns of securities available for sale	103	2,113
Proceeds from sale of securities available for sale	13,199	19,446
Redemption of Federal Home Loan Bank stock	139	110
Proceeds from sale of other real estate owned	287	493
Origination of loans, net of principal collected	(18,818)	(12,562)
Purchases of premises and equipment	(297)	(262)

Net cash (used in) investing activities	$(5,940)	$(7,976)

Cash flows from financing activities
Net increase (decrease) in deposits	$12,863	$(10,227)
Net (decrease) in federal funds purchased	(2,941)	—
Dividends paid to common stockholders	(168)	—

Net cash provided by (used in) financing activities	$9,754	$(10,227)

Increase (decrease) in cash and cash equivalents	4,703	(15,531)
Cash and cash equivalents at beginning of period	$16,671	$40,998

Cash and cash equivalents at end of period	$21,374	$25,467

Non cash transactions
Transfer of loans to foreclosed assets	$384	$491
Portion of foreclosed assets financed	78	—
Fair value adjustment for securities	2,242	(3,250)

Cash transactions
Cash paid for interest	$1,182	$1,228
Cash paid for taxes	723	724

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands) (unaudited)

					Accumulated
			Additional	Retained	Other
	Total Shares	Common	Paid-in	Earnings	Comprehensive
	Outstanding	Stock	Capital	(Deficit)	Income (Loss)	Total
Balance at December 31, 2012	3,352,725	$7,175	$22,806	$(936)	$568	$29,613

Net Income	—	—	—	1,585	—	1,585
Other Comprehensive Loss	—	—	—	—	(2,145)	(2,145)

Balance at June 30, 2013	3,352,725	$7,175	$22,806	$649	$(1,577)	$29,053

Balance at December 31, 2013	3,364,874	$7,201	$22,868	$2,124	$(2,421)	$29,772

Net Income	—	—	—	1,548	—	1,548
Dividends paid on common stock ($0.05 per share)	—	—	—	(168)	—	(168)
Other Comprehensive Income	—	—	—	—	1,481	1,481

Balance at June 30, 2014	3,364,874	$7,201	$22,868	$3,504	$(940)	$32,633

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2013. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2013 included in Financial’s Annual Report on Form 10-K. Results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The Company’s primary market area consists of the area commonly referred to as Region 2000 which encompasses the seven jurisdictions of the Town of Altavista, Amherst County, Appomattox County, the Town of Bedford, Bedford County, Campbell County, and the City of Lynchburg.

Financial’s critical accounting policy relates to the evaluation of the allowance for loan losses which is based on management’s opinion of an amount that is adequate to absorb loss in the existing loan portfolio of Bank of the James (the “Bank”), Financial’s wholly-owned subsidiary. The allowance for loan losses is established through a provision for loan loss based on available information including the composition of the loan portfolio, historical loan losses, specific impaired loans, availability and quality of collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. Different assumptions used in evaluating the adequacy of the Bank’s allowance for loan losses could result in material changes in Financial’s financial condition and results of operations. The Bank’s policies with respect to the methodology for determining the allowance for loan losses involve a higher degree of complexity and require management to make subjective judgments that often require assumptions or estimates about uncertain matters. These critical policies and their assumptions are periodically reviewed with the Board of Directors.

Note 2 – Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3 – Earnings Per Share

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of 1999 Financial (the “1999 Plan”) are considered in calculating dilutive earnings per share. The following is a summary of the earnings per share calculation for the three and six months ended June 30, 2014 and 2013.

Note 3 – Earnings Per Share (continued)

	Three Months ended		Year to date
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$843,000	$797,000	$1,548,000	$1,585,000
Weight average number of shares	3,364,874	3,352,725	3,364,874	3,352,725
Options affect of incremental shares	—	416	—	277

Weighted average diluted shares	3,364,874	3,353,141	3,364,874	3,353,002

Basic EPS (weighted avg shares)	$0.25	$0.24	$0.46	$0.47

Diluted EPS (Including Option Shares)	$0.25	$0.24	$0.46	$0.47

The following table sets forth the incremental shares associated with option shares that were not included in calculating the diluted earnings because their effect was anti-dilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Incremental shares excluded from calculating diluted EPS because their effect was anti-dilutive	110,147	169,600	110,147	169,600

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Note 4 – Stock Based Compensation (continued)

Stock option plan activity for the six months ended June 30, 2014 is summarized below:

			Weighted
		Weighted	Average
		Average	Remaining	Average
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (in years)	Value
Options outstanding, January 1, 2014	111,371	$10.73
Granted	—	—
Exercised	—	—
Forfeited	(1,224)	10.23

Options outstanding, June 30, 2014	110,147	10.74	1.1	$—

Options exercisable, June 30, 2014	110,147	$10.74	1.1	$—

Intrinsic value is calculated by subtracting the exercise price of option shares from the market price of underlying shares as of June 30, 2014 and multiplying that amount by the number of options outstanding. No intrinsic value exists where the exercise price is greater than the market price on a given date.

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

Note 5 – Fair Value Measurements (continued)

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period.

		Carrying Value at June 30, 2014
Description	Balance as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$3,786	$—	$3,786	$—
US agency obligations	18,808	—	18,808	—
Mortgage-backed securities	2,958	—	2,958	—
Municipals	9,956	—	9,956	—
Other (corporates)	1,006	—	1,006	—

Total available-for-sale securities	$36,514	$—	$36,514	$—

		Carrying Value at December 31, 2013
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$3,611	$—	$3,611	$—
US agency obligations	20,108	—	20,108	—
Mortgage-backed securities	5,311	—	5,311	—
Municipals	15,138	—	15,138	—
Other (corporates)	1,923	—	1,923	—

Total available-for-sale securities	$46,091	$—	$46,091	$—

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

Note 5 – Fair Value Measurements (continued)

Loans held for sale

Loans held for sale are carried at estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended June 30, 2014. Gains and losses on the sale of loans are recorded within mortgage fee income on the Consolidated Statements of Income.

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

		Carrying Value at June 30, 2014
Description	Balance as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$5,019	$—	$—	$5,019
Loans held for sale	3,180	—	3,180	—
Other real estate owned	1,329	—	—	1,329

*	Includes loans charged down during the quarter to the net realizable value of the collateral.

		Carrying Value at December 31, 2013
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$4,307	$—	$—	$4,307
Loans held for sale	1,921	—	1,921	—
Other real estate owned	1,451	—	—	1,451

*	Includes loans charged down during the quarter to the net realizable value of the collateral.

Note 5 – Fair Value Measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2014 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$5,019	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)
OREO	1,329	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

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

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at June 30, 2014 and December 31, 2013 and therefore are not included in the table below.

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows (in thousands):

		Fair Value Measurements at June 30, 2014 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash and due from banks	$21,374	$21,374	$—	$—	$21,374
Securities
Available-for-sale	36,514	—	36,514	—	36,514
Held-to-maturity	2,532	—	2,729	—	2,729
Loans, net	358,451	—	—	363,541	363,541
Loans held for sale	3,180	—	3,180	—	3,180
Interest receivable	1,227	—	1,227	—	1,227
BOLI	9,373	—	9,373	—	9,373
Liabilities
Deposits	$400,261	$—	$401,432	$—	$401,432
FHLB borrowings	2,000	—	2,013	—	2,013
Federal funds purchased	1,167	1,167	—	—	1,167
Capital notes	10,000	—	10,064	—	10,064
Interest payable	61	—	61	—	61

		Fair Value Measurements at December 31, 2013 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash and due from banks	$16,671	$16,671	$—	$—	$16,671
Securities
Available-for-sale	46,091	—	46,091	—	46,091
Held-to-maturity	3,537	—	3,740	—	3,740
Loans, net	339,994	—	—	346,658	346,658
Loans held for sale	1,921	—	1,921	—	1,921
Interest receivable	1,360	—	1,360	—	1,360
BOLI	9,230	—	9,230	—	9,230
Liabilities
Deposits	$387,398	$—	$388,363	$—	$388,363
FHLB borrowings	2,000	—	2,018	—	2,018
Federal funds purchased	4,108	4,108	—	—	4,108
Capital notes	10,000	—	10,091	—	10,091
Interest payable	65	—	65	—	65

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

Note 7 – Investments

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of June 30, 2014 and December 31, 2013 (amounts in thousands):

		June 30, 2014
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$2,532	$197	$—	$2,729

Available-for-Sale
US Treasuries	$3,911	$—	$(125)	$3,786
US agency obligations	19,981	—	(1,173)	18,808
Mortgage-backed securities	3,004	38	(84)	2,958
Municipals	10,020	136	(200)	9,956
Other (corporates)	1,022	—	(16)	1,006

	$37,938	$174	$(1,598)	$36,514

		December 31, 2013
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$3,537	$203	$—	$3,740

Available-for-Sale
US Treasuries	$3,907	$—	$(296)	$3,611
US agency obligations	22,544	—	(2,436)	20,108
Mortgage-backed securities	5,450	11	(150)	5,311
Municipals	15,845	35	(742)	15,138
Other (corporates)	2,011	—	(88)	1,923

	$49,757	$46	$(3,712)	$46,091

Note 7 – Investments (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2014	Value	Losses	Value	Losses	Value	Losses
Description of securities
US Treasuries	$—	$—	$3,786	$125	$3,786	$125
U.S. agency obligations	1,927	73	15,766	1,100	17,693	1,173
Mortgage-backed securities	1,960	84	—	—	1,960	84
Municipals	1,496	34	6,008	166	7,504	200
Other (corporates)	—	—	1,006	16	1,006	16

Total	$5,383	$191	$26,566	$1,407	$31,949	$1,598

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Losses	Value	Losses	Value	Losses
Description of securities
US Treasuries	$3,611	$296	$—	$—	$3,611	$296
U.S. agency obligations	14,087	1,473	5,021	963	19,108	2,436
Mortgage-backed securities	4,830	150	—	—	4,830	150
Municipals	11,163	574	1,479	168	12,642	742
Other (corporates)	1,923	88	—		1,923	88

Total	$35,614	$2,581	$6,500	$1,131	$42,114	$3,712

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

At June 30, 2014, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of June 30, 2014, the Bank owned 32 securities that were being evaluated for other than temporary impairment. Nine of these securities were S&P rated AAA, 22 were S&P rated AA, and one was S&P rated A. As of June 30, 2014, 15 of these securities were direct obligations of the U.S. government or government sponsored entities, 16 were municipal issues, and one was an investment in a domestic corporate issued security.

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

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three and six months ended June 30, 2014 and 2013 was as follows (dollars in thousands):

Note 8 – Business Segments (continued)

Business Segments

	Community Banking	Mortgage	Total
Six months ended June 30, 2014
Net interest income	$7,977	$—	$7,977
Provision for loan losses	55	—	55

Net interest income after provision for loan losses	7,922	—	7,922
Noninterest income	978	696	1,674
Noninterest expenses	6,847	519	7,366

Income before income taxes	2,053	177	2,230
Income tax expense	635	47	682

Net income	$1,418	$130	$1,548

Total assets	$444,081	$3,279	$447,360

Six months ended June 30, 2013
Net interest income	$7,878	$—	$7,878
Provision for loan losses	290	—	290

Net interest income after provision for loan losses	7,588	—	7,588
Noninterest income	1,210	659	1,869
Noninterest expenses	6,630	572	7,202

Income before income taxes	2,168	87	2,255
Income tax expense	628	42	670

Net income	$1,540	$45	$1,585

Total assets	$429,937	$934	$430,871

	Community Banking	Mortgage	Total
Three months ended June 30, 2014
Net interest income	$4,023	$—	$4,023
Provision for loan losses	—	—	—

Net interest income after provision for loan losses	4,023	—	4,023
Noninterest income	550	407	957
Noninterest expenses	3,497	260	3,757

Income before income taxes	1,076	147	1,223
Income tax expense	343	37	380

Net income	$733	$110	$843

Total assets	$444,081	$3,279	$447,360

Three months ended June 30, 2013
Net interest income	$3,957	$—	$3,957
Provision for loan losses	55	—	55

Net interest income after provision for loan losses	3,902	—	3,902
Noninterest income	565	340	905
Noninterest expenses	3,352	319	3,671

Income before income taxes	1,115	21	1,136
Income tax expense	319	20	339

Net income	$796	$1	$797

Total assets	$429,937	$934	$430,871

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

Loan Segments:	Loan Classes:

	Commercial	Commercial and industrial loans

	Commercial real estate	Commercial mortgages – owner occupied
Commercial mortgages – non-owner occupied
Commercial construction

	Consumer	Consumer unsecured
Consumer secured

	Residential	Residential mortgages
Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	June 30,	December 31,
	2014	2013
Commercial	$62,275	$55,803
Commercial real estate	183,340	172,117
Consumer	71,331	71,165
Residential	46,682	46,095

Total loans	363,628	345,180
Less allowance for loan losses	5,177	5,186

Net loans	$358,451	$339,994

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

We segregate loans into the above categories based on the following criteria and we review the characteristics of each rating at least annually, generally during the first quarter. The characteristics of these ratings are as follows:

•	“Pass.” These are loans having risk ratings of 1 through 4. Pass loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

•	“Monitor.” These are loans having a risk rating of 5. Monitor loans have currently acceptable risk but may have the potential for a specific defined weakness in the borrower’s operations and the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history may currently or in the future be characterized by late payments. The Bank’s risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

•	“Special Mention.” These are loans having a risk rating of 6. Special Mention loans have weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the bank’s credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. These loans do warrant more than routine monitoring due to a weakness caused by adverse events.

•	“Substandard.” These are loans having a risk rating of 7. Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Bank’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Bank. There is a distinct possibility that the Bank will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet our definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provides evidence that it is probable that the Bank will be unable to collect all amounts due.

•	“Doubtful.” These are loans having a risk rating of 8. Doubtful rated loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.

Note 9 – Loans, allowance for loan losses and OREO (continued)

•	“Loss.” These are loans having a risk rating of 9. Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

Financing Receivables on Non-Accrual Status

(dollars in thousands)

	As of
	June 30, 2014	December 31, 2013
Commercial	$1,911	$1,585
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	91	537
Commercial Mortgages-Non-Owner Occupied	75	353
Commercial Construction	459	375
Consumer
Consumer Unsecured	—	—
Consumer Secured	139	33
Residential:
Residential Mortgages	385	183
Residential Consumer Construction	93	—

Totals	$3,153	$3,066

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. OREO decreased to $1,329,000 on June 30, 2014 from $1,451,000 on December 31, 2013. The following table represents the changes in OREO balance during the six months ended June 30, 2014.

OREO Changes

(dollars in thousands)

Six Months ended
June 30, 2014
Balance at the beginning of the year (net)	$1,451
Transfers from loans	384
Capitalized costs	—
Writedowns	(143)
Sales proceeds	(365)
Gain on disposition	2

Balance at the end of the period (net)	$1,329

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	For the Six Months Ended June 30, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2014	Investment	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded:
Commercial	$2,271	$2,480	$—	$2,768	$35
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,611	1,661	—	1,075	11
Commercial Mortgage Non-Owner Occupied	595	595	—	799	8
Commercial Construction	376	632	—	564	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	21	21	—	21	—
Residential
Residential Mortgages	330	330	—	400	3
Residential Consumer Construction	—	—	—	—	—
With An Allowance Recorded:
Commercial	$2,591	$2,953	$985	$1,582	$11
Commercial Real Estate
Commercial Mortgages-Owner Occupied	949	1,153	144	1,685	25
Commercial Mortgage Non-Owner Occupied	297	297	35	259	3
Commercial Construction	84	522	17	42	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	120	120	120	80	1
Residential
Residential Mortgages	1,343	1,498	223	1,514	26
Residential Consumer Construction	—	—	—	—	—
Totals:
Commercial	$4,862	$5,433	$985	$4,350	$46
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,560	2,814	144	2,760	36
Commercial Mortgage Non-Owner Occupied	892	892	35	1,058	11
Commercial Construction	460	1,154	17	606	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	141	141	120	101	1
Residential
Residential Mortgages	1,673	1,828	223	1,914	29
Residential Consumer Construction	—	—	—	—	—

	$10,588	$12,262	$1,524	$10,789	$123

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	For the Year Ended December 31, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2013	Investment	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded:
Commercial	$3,265	$3,699	$—	$2,898	$101
Commercial Real Estate
Commercial Mortgages-Owner Occupied	539	593	—	1,566	38
Commercial Mortgage Non-Owner Occupied	1,003	1,003	—	3,686	47
Commercial Construction	751	1,274	—	746	8
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	21	21	—	245	1
Residential
Residential Mortgages	470	517	—	1,304	24
Residential Consumer Construction	—	—	—	—	—
With An Allowance Recorded:
Commercial	$573	$573	$406	$597	$38
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,420	2,617	280	3,046	108
Commercial Mortgage Non-Owner Occupied	220	221	14	530	15
Commercial Construction	—	—	—	412	—
Consumer
Consumer Unsecured	—	—	—	1	—
Consumer Secured	40	40	40	285	3
Residential
Residential Mortgages	1,684	1,820	224	1,350	118
Residential Consumer Construction	—	—	—	—	—
Totals:
Commercial	$3,838	$4,272	$406	$3,495	$139
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,959	3,210	280	4,612	146
Commercial Mortgage Non-Owner Occupied	1,223	1,224	14	4,216	62
Commercial Construction	751	1,274	—	1,158	8
Consumer
Consumer Unsecured	—	—	—	1	—
Consumer Secured	61	61	40	530	4
Residential
Residential Mortgages	2,154	2,337	224	2,654	142
Residential Consumer Construction	—	—	—	—	—

	$10,986	$12,378	$964	$16,666	$501

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands) For the Six Months Ended June 30, 2014
2014	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:
Beginning Balance	$1,015	$2,631	$935	$605	$5,186
Charge-offs	(3)	(50)	(8)	(40)	(101)
Recoveries	15	7	14	1	37
Provision	491	(296)	(120)	(20)	55

Ending Balance	$1,518	$2,292	$821	$546	$5,177

Ending Balance: Individually evaluated for impairment	$985	$196	$120	$223	$1,524

Ending Balance: Collectively evaluated for impairment	533	2,096	701	323	3,653

Totals:	$1,518	$2,292	$821	$546	$5,177

Financing Receivables:
Ending Balance: Individually evaluated for impairment	$4,862	$3,912	$141	$1,673	$10,588

Ending Balance: Collectively evaluated for impairment	57,413	179,428	71,190	45,009	353,040

Totals:	$62,275	$183,340	$71,331	$46,682	$363,628

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands) For the Year Ended December 31, 2013
2013	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:
Beginning Balance	$987	$2,849	$1,057	$642	$5,535
Charge-offs	(19)	(932)	(126)	(28)	(1,105)
Recoveries	37	42	137	—	216
Provision	10	672	(133)	(9)	540

Ending Balance	$1,015	$2,631	$935	$605	$5,186

Ending Balance: Individually evaluated for impairment	$406	$294	$40	$224	$964

Ending Balance: Collectively evaluated for impairment	609	2,337	895	381	4,222

Totals:	$1,015	$2,631	$935	$605	$5,186

Financing Receivables:
Ending Balance: Individually evaluated for impairment	$3,838	$4,933	$61	$2,154	$10,986

Ending Balance: Collectively evaluated for impairment	51,965	167,184	71,104	43,941	334,194

Totals:	$55,803	$172,117	$71,165	$46,095	$345,180

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Financing Receivables as of
	June 30, 2014
	(dollars in thousands)
			Greater			Total	Recorded Investment
	30-59 Days	60-89 Days	than	Total Past		Financing	> 90 Days &
2014	Past Due	Past Due	90 Days	Due	Current	Receivables	Accruing
Commercial	$385	$236	$1,912	$2,534	$59,741	$62,275	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	1,079	—	91	1,170	70,105	71,275	—
Commercial Mortgages-Non-Owner Occupied	52	55	75	181	99,986	100,167	—
Commercial Construction	—	—	460	460	11,438	11,898	—
Consumer:
Consumer Unsecured	9	—	—	9	3,732	3,741	—
Consumer Secured	47	22	117	186	67,404	67,590	—
Residential:
Residential Mortgages	615	432	317	1,364	40,872	42,236	—
Residential Consumer Construction	—	—	—	—	4,446	4,446	—

Total	$2,187	$745	$2,972	$5,904	$357,724	$363,628	$—

	Age Analysis of Past Due Financing Receivables as of
	December 31, 2013
	(dollars in thousands)
			Greater			Total	Recorded Investment
	30-59 Days	60-89 Days	than	Total Past		Financing	> 90 Days &
2013	Past Due	Past Due	90 Days	Due	Current	Receivables	Accruing
Commercial	$389	$—	$1,586	$1,975	$53,828	$55,803	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	1,099	—	409	1,508	63,813	65,321	—
Commercial Mortgages-Non-Owner Occupied	96	—	85	181	94,542	94,723	—
Commercial Construction	—	—	375	375	11,698	12,073	—
Consumer:
Consumer Unsecured	5	—	—	5	4,717	4,722	—
Consumer Secured	71	—	33	104	66,339	66,443	—
Residential:
Residential Mortgages	704	—	183	887	39,909	40,796	—
Residential Consumer Construction	—	95	—	95	5,204	5,299	—

Total	$2,364	$95	$2,671	$5,130	$340,050	$345,180	$—

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Credit Loss Disclosures
	Credit Quality Information - by Class
	June 30, 2014
	(dollars in thousands)
			Special
2014	Pass	Monitor	Mention	Substandard	Doubtful	Totals
Commercial	$56,181	$578	$587	$4,929	$—	$62,275
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	66,548	1,026	1,234	2,467	—	71,275
Commercial Mortgages-Non Owner Occupied	93,410	1,624	4,429	704	—	100,167
Commercial Construction	11,014	424	—	460	—	11,898
Consumer
Consumer Unsecured	3,740	—	—	1	—	3,741
Consumer Secured	66,427	514	211	438	—	67,590
Residential:
Residential Mortgages	38,681	779	846	1,930	—	42,236
Residential Consumer Construction	4,353	—	—	93	—	4,446

Totals	$340,354	$4,945	$7,307	$11,022	$—	$363,628

	Credit Loss Disclosures
	Credit Quality Information - by Class
	December 31, 2013
	(dollars in thousands)
			Special
2013	Pass	Monitor	Mention	Substandard	Doubtful	Totals
Commercial	$48,827	$2,109	$979	$3,888	$—	$55,803
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	58,740	2,355	1,356	2,870	—	65,321
Commercial Mortgages-Non Owner Occupied	85,474	2,737	5,468	1,044	—	94,723
Commercial Construction	11,455	—	—	618	—	12,073
Consumer
Consumer Unsecured	4,721	—	—	1	—	4,722
Consumer Secured	65,056	814	283	290	—	66,443
Residential:
Residential Mortgages	36,962	786	589	2,459	—	40,796
Residential Consumer Construction	5,299	—	—	—	—	5,299

Totals	$316,534	$8,801	$8,675	$11,170	$—	$345,180

Note 9 – Loans, allowance for loan losses and OREO (continued)

There were no loan modifications that would have been classified as Troubled Debt Restructurings (TDR) during the three and six months ended June 30, 2014 and 2013.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three and six months ended June 30, 2014 and 2013.

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The

Note 11 – Recent accounting pronouncements (continued)

new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”. This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts”. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation. Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”. This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-11 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a

Note 11 – Recent accounting pronouncements (continued)

performance condition. Existing guidance in “Compensation – Stock Compensation (Topic 718)”, should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company is currently assessing the impact that ASU 2014-12 will have on its consolidated financial statements.

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

June 30, 2014 (in thousands)
Commitments to extend credit	$73,323
Letters of Credit	1,566

Total	$74,889

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of June 30, 2014 and December 31, 2013 and the results of operations of Financial for the three and six month periods ended June 30, 2014 and 2013. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

June 30, 2014 as Compared to December 31, 2013

Total assets were $447,360,000 on June 30, 2014 compared with $434,511,000 at December 31, 2013, an increase of 2.96%. The increase as of June 30, 2014 reflects the increased demand deposit accounts generated from new commercial relationships.

Total deposits increased from $387,398,000 as of December 31, 2013 to $400,261,000 on June 30, 2014, an increase of 3.32%. Total deposits increased for the reasons set forth in the prior paragraph.

Total loans, excluding loans held for sale, increased to $363,628,000 on June 30, 2014 from $345,180,000 on December 31, 2013. Loans, excluding loans held for sale and net of unearned income and allowance, increased to $358,451,000 on June 30, 2014 from $339,994,000 on December 31, 2013, an increase of 5.43%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	June 30, 2014		December 31, 2013
	Amount	Percentage	Amount	Percentage
Commercial	$62,275	17.13%	$55,803	16.17%
Commercial Real Estate	183,340	50.41%	172,117	49.86%
Consumer	71,331	19.62%	71,165	20.61%
Residential	46,682	12.84%	46,095	13.36%

Total loans	$363,628	100.00%	$345,180	100.00%

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned (“OREO”) decreased slightly to $4,482,000 on June 30, 2014 from $4,518,000 on December 31, 2013. This decrease was due a decrease in OREO, which was partially offset by an increase in total non-accrual loans. Non-accrual loans increased 2.84% to $3,153,000 on June 30, 2014 from $3,066,000 on December 31, 2013. As discussed in more detail below under “Results of Operations—Allowance for Loan Losses,” management has provided for the anticipated losses on these loans in the loan loss reserve. If interest on non-accrual loans had been accrued, such interest on a cumulative basis would have approximated $1,284,000 and $1,173,000 as of June 30, 2014 and December 31, 2013, respectively. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the non-performing loan totals listed above.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure, deeds in lieu of foreclosure or repossession. On December 31, 2013, the Bank was carrying 17 OREO properties on its books at a value of $1,451,000. During the six months ended June 30, 2014, the Bank acquired 2 additional OREO properties and disposed of 9 OREO properties, and as of June 30, 2014 the Bank is carrying 10 OREO properties at a value of $1,329,000. The OREO properties are available for sale and are being actively marketed on the Bank’s website and through other means.

The Bank had loans in the amount of $559,000 at June 30, 2014 classified as performing Troubled Debt Restructurings (“TDRs”) as compared to $564,000 at December 31, 2013. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

Cash and cash equivalents increased to $21,374,000 on June 30, 2014 from $16,671,000 on December 31, 2013. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). This increase is in large part due to increase in deposits as explained above. Cash and cash equivalents can vary due to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, both of which are subject to fluctuations.

Securities held-to-maturity decreased to $2,532,000 on June 30, 2014 from $3,537,000 on December 31, 2013. Securities available-for-sale decreased to $36,514,000 on June 30, 2014, from $46,091,000 December 31, 2013. During the six months ended June 30, 2014 the Bank received $1,000,000 in proceeds from maturities, paydowns, and/or calls of securities held to maturity and $103,000 in proceeds from principal payments received from securities available-for-sale and proceeds from the sale of securities available-for-sale were $13,199,000. The Bank purchased no securities held-to-maturity and $1,553,000 in securities available-for sale during the same period. The decrease from December 31, 2013 in securities available-for-sale was primarily due to the liquidation of securities in anticipation of funding loan growth.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $481,000 at June 30, 2014 and $620,000 at December 31, 2013, a decrease of $139,000. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At June 30, 2014, Financial, on a consolidated basis, had liquid assets of $57,888,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold and available-for-sale investments. Management believes that liquid assets were adequate at June30, 2014. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, the Bank has the ability to purchase federal funds on the open market and borrow from the Federal Reserve Bank’s discount window, if necessary.

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

At June 30, 2014, the Bank had a leverage ratio of approximately 9.31%, a Tier 1 risk-based capital ratio of approximately 12.05% and a total risk-based capital ratio of approximately 13.30%. As of June 30, 2014 and December 31, 2013 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of June 30, 2014 and December 31, 2013:

Bank Level Only Capital Ratios

	June 30,	December 31,
Analysis of Capital (in 000’s)	2014	2013
Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	19,325	19,325
Retained earnings	18,364	16,563

Total Tier 1 capital	$41,431	$39,630

Tier 2 capital
Allowance for loan losses	$4,310	$4,166
Total Tier 2 capital:	$4,310	$4,166

Total risk-based capital	$45,741	$43,796

Risk weighted assets	$343,899	$332,280
Average total assets	$445,163	$435,236

	Actual		Regulatory Benchmarks
			For Capital	For Well
	June 30,	December 31,	Adequacy	Capitalized
	2014	2013	Purposes	Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.31%	9.11%	4.00%	5.00%
Tier 1 risk-based capital ratio	12.05%	11.93%	4.00%	6.00%
Total risk-based capital ratio	13.30%	13.18%	8.00%	10.00%

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2014 and 2013

Earnings Summary

Financial had net income including all operating segments of $843,000 and $1,548,000 for the three and six months ended June 30, 2014 compared to $797,000 and $1,585,000 for the comparable periods in 2013. The basic and diluted earnings per common share for the three and six months ended June 30, 2014 were $0.25 and $0.46, compared to basic and diluted earnings per share of $0.24 and $0.47 for the three and six months ended June 30, 2013.

The increase in net income for the three months ended June 30, 2014 as compared to the prior year was due primarily to an increase in interest received due to an increase in interest earning assets, an increase in non-interest income, and was partially offset by an increase in non-interest expense. The decrease for the six months ended June 30, 2014 as compared to the same period in 2013 was due primarily to a decrease in non-interest income, which primarly was due to a decrease in gains on sales of securities-available-for-sale. The decrease in net income was partially offset by a decrease in the expense associated with the loan loss provision.

These operating results represent an annualized return on stockholders’ equity of 10.30% and 9.61% for the three and six months ended June 30, 2014, compared with 10.74% and 10.88% for the same periods in 2013. The Company had an annualized return on average assets for the three and six months ended June 30, 2014 of 0.75% and 0.70% compared with 0.75% and 0.74% for the same periods in 2013.

See “Non-Interest Income” below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

Interest income increased to $4,610,000 and $9,155,000 for the three and six months ended June 30, 2014 from $4,567,000 and $9,104,000 for the same periods in 2013, an increase of 0.94% and 0.56%, respectively. Interest income increased primarily because of increased balances in the loan portfolio. The average rate received on earning assets decreased to 4.53% and 4.56% for the three and six months ended June 30, 2014 as compared with 4.73% and 4.71% for the comparable periods in 2013. The rate on total average earning assets decreased primarily because of a decrease in market rates of interest resulting from a competitive banking environment. Management expects that competition will continue to pressure the rates we receive on loans and therefore may negatively impact our interest income.

Interest expense decreased to $587,000 and $1,178,000 for the three and six months ended June 30, 2014 from $610,000 and $1,226,000 for the same periods in 2013, decreases of 3.77% and 3.92%, respectively. These decreases in interest expense resulted in large part from a decrease in rates paid on time deposits and demand interest bearing accounts. The Bank’s average rate paid on interest earning deposits was 0.51% and 0.52% during the three and six month periods ended June 30, 2014 as compared to 0.55% and 0.55% for the same periods in 2013. This resulted from management’s efforts to minimize the Bank’s interest expense and maximize its net interest margin.

The fundamental source of the Bank’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and six months ended June 30, 2014 was $4,023,000 and $7,977,000 compared with $3,957,000 and $7,878,000 for the same periods in 2013. The change in net interest income for the three and six months ended June 30, 2014 as compared with the comparable period in 2013 was minor because the increase in interest earning assets offset the decrease in rates received. The net interest margin was 3.96% and 3.98% for the three and six months ended June 30, 2014, as compared to 4.10% and 4.10% for the same periods a year ago.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I below.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency. Non-interest income exclusive of gains on sales of securities increased to $871,000 and $1,594,000 for the three and six months ended June 30, 2014 from $770,000 and $1,475,000 for the three and six months ended June 30, 2013. This increase for the three and six months ended June 30, 2014 as compared to the same periods last year was due primarily to an increase in service charges, fees and commissions, and mortgage fee income. The service charges, fees and commissions increase was primarily due to increases in debit card fees, treasury management fees, and commissions on the sales of securities, as well as an increase in mortgage origination volume.

Purchase mortgage originations totaled $12,733,000 or 76.95% of the total mortgage loans originated and $18,898,000 or 70.36% of the total mortgage loans originated in the three and six months ended June 30, 2014 respectively. The percentage and amount of home purchase mortgages increased as a result of an increase in interest rates and the resulting decrease in refinancing activity. Management expects that although purchase money loans will offset a portion of the decline in refinance activity, revenue from the mortgage segment will be under pressure during the rising interest rate environment. In addition, Management believes that regulatory pressure may result in a decreased number of competitors to the Mortgage division and this could result in an increase in market share. Net gain on sales of securities decreased to $86,000 and $80,000 for the three and six months ended June 30, 2014 from $135,000 and $394,000 for the same periods in 2013.

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

The Bank provides insurance and annuity products to Bank customers and others, through the Bank’s Insurance subsidiary. The Bank has two full-time and one part-time employee that are dedicated to selling insurance products through Insurance. Insurance generates minimal revenue and its financial impact on our consolidated revenue has been immaterial. Management anticipates that Insurance’s impact on noninterest income will remain immaterial in 2014.

Non-Interest Expense

Non-interest expense for the three and six months ended June 30, 2014 increased to $3,757,000 and $7,366,000 from $3,671,000 and $7,202,000, an increase of 2.34% and 2.28%, respectively, for the comparable periods in 2013. This resulted from increases for data processing, compensation and employee benefit expense, equipment, marketing and occupancy expenses, primarily related to the expansion into Roanoke and Charlottesville. Total personnel expense was $1,904,000 and $3,789,000 for the three and month periods ended June 30, 2014 as compared to $1,726,000 and $3,502,000 for the same periods in 2013. The Bank also had an increase in credit expenses which is directly related to the volume of loans originated by the Mortgage Division.

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The provision to the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. Based on the application of the loan loss calculation, the Bank provided $0 and $55,000 to the allowance for loan loss for the three and six month periods ended June 30, 2014. This compares to provisions of $55,000 and $290,000 for the comparable periods in 2013, representing decreases of 100.00% and 81.03%, respectively.

The decrease in the loan loss provision for the three and six months ended June 30, 2014 as compared to the same periods in 2013 was due to the following factors:

•	The Bank’s asset quality has improved as problem assets, including certain commercial loans and residential speculative housing construction loans have decreased as the collateral for those loans has been liquidated or the loans have been paid off. Management’s evaluation of these asset classes resulted in the decreased provision in the three and six months ended June 30, 2014.

•	In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. The analysis resulted in an increase to the specific impairment component of the reserve. This increase was offset by a decrease in the unallocated reserves, which resulted in a decrease in the provision for the three and six months ended June 30, 2014 as compared to the same periods in 2013.

•	Charged off loans, which are loans that management deems uncollectible, are written against the loan loss reserve and constitute a realized loss. While a charged off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. In the three and six months ended June 30, 2014, the Bank had recoveries of charged off loans of $13,000 and $37,000 as compared with $85,000 and $107,000 for the comparable periods in 2013. This decrease in recoveries was offset by a decrease in charged-off loans of $97,000 and $101,000 for the three and six months ended June 30, 2014 from $271,000 and $457,000 for the comparable periods in 2013. A decline in historical charge-offs has had the effect of lowering the provision. In addition, improvements in credit quality as shown in the above tables have also lowered the need for additional reserves.

The decrease in the percentage of the allowance for loan loss reserve to total loans as of June 30, 2014 to 1.42% as compared to 1.50% as of December 31, 2013 is a direct result of the increase in the average balances in the loan portfolio. The overall balance in the allowance for loan loss decreased from $5,186,000 as of December 31, 2013 to $5,177,000 as of June 30, 2014. Management believes that the current allowance for loan is adequate.

The following tables summarize the allowance activity for the periods indicated:

	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands)
	For the Six months Ended June 30, 2014
2014	Commercial	Commercial Real Estate		Consumer		Residential		Total
Allowance for Credit Losses:
Beginning Balance	$1,015	$2,631		$935		$605		$5,186
Charge-offs	(3)	(50)		(8)		(40)		(101)
Recoveries	15	7		14		1		37
Provision	491	(296	)(1)	(120	)(1)	(20	)(1)	55

Ending Balance	$1,518	$2,292		$821		$546		$5,177

Ending Balance: Individually evaluated for impairment	$985	$196		$120		$223		$1,524

Ending Balance: Collectively evaluated for impairment	533	2,096		701		323		3,653

Totals:	$1,518	$2,292		$821		$546		$5,177

Financing Receivables:
Ending Balance: Individually evaluated for impairment	$4,862	$3,912		$141		$1,673		$10,588

Ending Balance: Collectively evaluated for impairment	57,413	179,428		71,190		45,009		353,040

Totals:	$62,275	$183,340		$71,331		$46,682		$363,628

(1)	The experience within the historical charge-off period used to calculate the allowance has improved which reduced the need for a provision relating to these segments.

	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands)
	For the Year Ended December 31, 2013
2013	Commercial	Commercial Real Estate	Consumer		Residential	Total
Allowance for Credit Losses:
Beginning Balance	$987	$2,849	$1,057		$642	$5,535
Charge-offs	(19)	(932)	(126)		(28)	(1,105)
Recoveries	37	42	137		—	216
Provision	10	672	(133	)(1)	(9)	540

Ending Balance	1,015	2,631	935		605	5,186
Ending Balance: Individually evaluated for impairment	$406	$294	$40		$224	$964

Ending Balance: Collectively evaluated for impairment	609	2,337	895		381	4,222

Totals:	$1,015	$2,631	$935		$605	$5,186

Financing Receivables:
Ending Balance: Individually evaluated for impairment	$3,838	$4,933	$61		$2,154	$10,986

Ending Balance: Collectively evaluated for impairment	51,965	167,184	71,104		43,941	334,194

Totals:	$55,803	$172,117	$71,165		$46,095	$345,180

(1)	The experience within the historical charge-off period used to calculate the allowance has improved which reduced the need for a provision relating to these segments.

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended June 30, (in thousands)		Six months ended June 30, (in thousands)
	2014	2013	2014	2013
Balance, beginning of period	$5,261	$5,606	$5,186	$5,535
Provision for loan losses	—	55	55	290
Loans charged off	(97)	(271)	(101)	(457)
Recoveries of loans charged off	13	85	37	107

Net charge offs	(84)	(186)	(64)	(350)

Balance, end of period	$5,177	$5,475	$5,177	$5,475

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

Income Taxes

For the three and six months ended June 30, 2014, Financial had an income tax expense of $380,000 and $682,000, as compared to $339,000 and $670,000 for the three and six months ended June 30, 2013. This represents an effective tax rate of 31.10% and 30.60% the for the three and six month periods ended June 30, 2014 as compared with 29.84% and 29.71% for the three and six month periods ended June 30, 2013.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended June 30, 2014 and 2013

	2014			2013
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$357,583	$4,256	4.77%	$332,227	$4,191	5.06%
Loans held for sale	1,539	12	3.13%	915	8	3.51%
Federal funds sold	4,141	6	0.58%	7,052	8	0.46%
Securities (3)	45,089	330	2.94%	48,426	367	3.04%
Federal agency equities	1,173	26	8.89%	1,312	25	7.64%
CBB equity	116	—	—	116	—	—

Total earning assets	409,641	4,630	4.53%	390,048	4,599	4.73%

Allowance for loan losses	(5,250)			(5,555)
Non-earning assets	43,972			44,453

Total assets	$448,363			$428,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$101,775	$53	0.21%	$90,948	$52	0.23%
Savings	127,724	68	0.21%	135,132	72	0.21%
Time deposits	98,102	297	1.21%	94,664	317	1.34%

Total interest bearing deposits	327,601	418	0.51%	320,744	441	0.55%
Other borrowed funds
Fed funds purchased	65	—	—	—	—	—
Repurchase agreements	—	—	—	—	—	—
Other borrowings	2,000	19	4.01%	2,000	19	3.81%
Capital Notes	10,000	150	6.00%	10,000	150	6.00%

Total interest-bearing liabilities	339,666	587	0.69%	332,744	610	0.74%

Non-interest bearing deposits	75,122			66,034
Other liabilities	743			412

Total liabilities	415,531			399,190
Stockholders’ equity	32,832			29,756

Total liabilities and Stockholders’ equity	$448,363			$428,946

Net interest income		$4,043			$3,989

Net interest margin			3.96%			4.10%

Interest spread			3.84%			3.99%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

Net Interest Margin Analysis

Average Balance Sheets

For the Six Months Ended June 30, 2014 and 2013

	2014			2013
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$353,122	$8,436	4.82%	$329,624	$8,345	5.08%
Loans held for sale	1,089	20	3.70%	936	17	3.64%
Federal funds sold	2,541	9	0.71%	7,838	15	0.38%
Securities (3)	48,216	702	2.94%	50,702	765	3.03%
Federal agency equities	1,234	32	5.23%	1,361	30	4.42%
CBB equity	116	—	—	116	—	—

Total earning assets	406,318	9,199	4.56%	390,577	9,172	4.71%

Allowance for loan losses	(5,235)			(5,558)
Non-earning assets	43,045			44,211

Total assets	$444,128			$429,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$99,209	$105	0.21%	$90,988	$105	0.23%
Savings	128,819	134	0.21%	136,219	143	0.21%
Time deposits	98,134	598	1.23%	93,845	640	1.37%

Total interest bearing deposits	326,162	837	0.52%	321,052	888	0.55%
Other borrowed funds
Fed funds purchased	411	2	0.98%	25	—	—
Repurchase agreements	448	1	0.45%	—	—	—
Other borrowings	2,000	38	3.83%	2,000	38	3.81%
Capital Notes	10,000	300	6.00%	10,000	300	6.00%

Total interest-bearing liabilities	339,021	1,178	0.70%	333,077	1,226	0.74%

Non-interest bearing deposits	71,813			66,333
Other liabilities	795			431

Total liabilities	411,629			399,841
Stockholders’ equity	32,499			29,389

Total liabilities and Stockholders’ equity	$444,128			$429,230

Net interest income		$8,021			$7,946

Net interest margin			3.98%			4.10%

Interest spread			3.86%			3.97%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

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

There have been no significant changes during the three and six months ended June 30, 2014, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2014

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2014

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 8, 2014

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income (unaudited) for the Three and Six Months Ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the Three and Six Months Ended June 30, 2014 and 2013 (iv) Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2014 and 2013 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2014 and 2013; (vi) Notes to Unaudited Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: August 8, 2014	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President (Principal Executive Officer)

Date: August 8, 2014	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2014

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2014

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 8, 2014

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income (unaudited) for the Three and Six Months Ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the Three and Six Months Ended June 30, 2014 and 2013 (iv) Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2014 and 2013 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2014 and 2013; (vi) Notes to Unaudited Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.