Form 10-Q
period 2014-09-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2014-11-07
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,364,874 shares of Common Stock, par value $2.14 per share, were outstanding at November 7, 2014.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2014 unaudited)

	9/30/2014	12/31/2013
Assets

Cash and due from banks	$14,850	$16,671

Securities held-to-maturity (fair value of $2,702 in 2014 and $3,740 in 2013)	2,530	3,537
Securities available-for-sale, at fair value	33,940	46,091
Restricted stock, at cost	1,289	1,428

Loans, net of allowance for loan losses of $4,874 in 2014 and $5,186 in 2013	373,390	339,994
Loans held for sale	2,003	1,921
Premises and equipment, net	8,177	8,408
Software, net	384	268
Interest receivable	1,219	1,360
Cash value - bank owned life insurance	9,443	9,230
Other real estate owned, net of valuation allowance	1,160	1,451
Income taxes receivable	415	448
Deferred tax asset, net	1,836	2,628
Other assets	1,050	1,076

Total assets	$451,686	$434,511

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$77,507	$63,256
NOW, money market and savings	224,257	226,709
Time	97,067	97,433

Total deposits	398,831	387,398

Federal funds purchased	5,976	4,108
FHLB borrowings	2,000	2,000
Capital notes	10,000	10,000
Interest payable	58	65
Other liabilities	1,385	1,168

Total liabilities	$418,250	$404,739

Stockholders’ equity

Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 3,364,874 as of September 30, 2014 and December 31, 2013	$7,201	$7,201
Preferred stock; authorized 1,000,000 shares; 0 issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Additional paid-in-capital	22,868	22,868
Accumulated other comprehensive (loss)	(883)	(2,421)
Retained earnings	4,250	2,124

Total stockholders’ equity	$33,436	$29,772

Total liabilities and stockholders’ equity	$451,686	$434,511

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Interest Income
Loans	$4,453	$4,213	$12,909	$12,575
Securities
US Government and agency obligations	172	182	526	544
Mortgage backed securities	13	25	71	39
Municipals	71	124	291	417
Dividends	5	4	37	34
Other (Corporates)	8	16	34	44
Federal Funds sold	4	9	13	24

Total interest income	4,726	4,573	13,881	13,677

Interest Expense
Deposits
NOW, money market savings	125	121	364	369
Time Deposits	281	316	879	956
Federal Funds purchased	2	—	4	—
FHLB borrowings	19	19	57	57
Reverse repurchase agreements	—	—	1	—
Capital notes	150	150	450	450

Total interest expense	577	606	1,755	1,832

Net interest income	4,149	3,967	12,126	11,845

Provision for loan losses	—	—	55	290

Net interest income after provision for loan losses	4,149	3,967	12,071	11,555

Other operating income
Mortgage fee income	518	295	1,214	954
Service charges, fees and commissions	322	351	1,036	979

Increase in cash value of life insurance	70	75	213	226
Other	13	37	54	74
Gain on sale of available-for-sale securities, net	6	11	86	405

Total other operating income	929	769	2,603	2,638

Other operating expenses
Salaries and employee benefits	1,978	1,755	5,767	5,257
Occupancy	287	302	912	892
Equipment	322	259	937	760
Supplies	92	84	294	267
Professional, data processing, and other outside expense	593	582	1,768	1,712
Marketing	113	93	342	274
Credit expense	80	55	167	174
Other real estate expenses	9	60	166	400
FDIC insurance expense	77	143	184	430
Other	188	235	568	604

Total other operating expenses	3,739	3,568	11,105	10,770

Income before income taxes	1,339	1,168	3,569	3,423

Income tax expense	425	355	1,107	1,025

Net Income	$914	$813	$2,462	$2,398

Weighted average shares outstanding - basic	3,364,874	3,352,725	3,364,874	3,352,725

Weighted average shares outstanding - diluted	3,364,874	3,356,874	3,364,874	3,354,290

Income per common share - basic	$0.27	$0.24	$0.73	$0.72

Income per common share - diluted	$0.27	$0.24	$0.73	$0.71

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine months ended September 30, 2014 and 2013

(dollar amounts in thousands) (unaudited)

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2014	2013	2014	2013
Net Income	$914	$813	$2,462	$2,398

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale net of deferred taxes of $33 and $(319) for the three month periods and $821 and $(1,290) for the nine month periods ended September 30, 2014 and 2013 respectively.	61	(621)	1,595	(2,506)

Reclassification adjustment for (gains) included in net income (1), net of taxes of $(2) and $(4) for the three month periods and $(29) and $(138) for the nine month periods ended September 30, 2014 and 2013 respectively (2)	(4)	(7)	(57)	(267)

Other comprehensive income (loss), net of tax	57	(628)	1,538	(2,773)

Comprehensive income (loss)	$971	$185	$4,000	$(375)

(1)	Gains are included in net “gain on sale of available-for-sale securities” on the consolidated statements of income.
(2)	The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine months ended September 30, 2014 and 2013

(dollar amounts in thousands) (unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities
Net Income	$2,462	$2,398

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	546	521
Net amortization and accretion of premiums and discounts on securities	199	260
(Gain) on sale of available for sale securities	(86)	(405)
(Gain) on sale of assets	(3)	—
Provision for loan losses	55	290
(Gain) loss on sale of other real estate owned	(1)	40
Impairment of other real estate owned	178	304
(Increase) decrease in loans held-for-sale	(82)	105
(Increase) in cash value of life insurance	(213)	(226)
Decrease in interest receivable	141	248
Decrease in other assets	26	204
Decrease in income taxes receivable	33	2
(Decrease) in interest payable	(7)	(3)
Increase in other liabilities	217	256

Net cash provided by operating activities	$3,465	$3,994

Cash flows from investing activities
Purchases of securities held to maturity	$—	$(485)
Proceeds from maturities and calls of securities held to maturity	1,000	—
Purchases of securities available for sale	(3,139)	(25,162)
Proceeds from maturities, calls and paydowns of securities available for sale	120	2,188
Proceeds from sale of securities available for sale	17,394	22,418
Redemption of Federal Home Loan Bank stock	139	110
Proceeds from sale of other real estate owned	318	777
Origination of loans, net of principal collected	(33,655)	(11,550)
Proceeds from sale of fixed assets	3	—
Purchases of premises and equipment	(431)	(616)

Net cash (used in) investing activities	$(18,251)	$(12,320)

Cash flows from financing activities
Net increase (decrease) in deposits	$11,433	$(5,887)
Net increase in federal funds purchased	1,868	—
Dividends paid to common stockholders	(336)	—

Net cash provided by (used in) financing activities	$12,965	$(5,887)

(Decrease) in cash and cash equivalents	(1,821)	(14,213)

Cash and cash equivalents at beginning of period	$16,671	$40,998

Cash and cash equivalents at end of period	$14,850	$26,785

Non cash transactions
Transfer of loans to foreclosed assets	$459	$710
Portion of foreclosed assets financed	255	347
Fair value adjustment for securities	2,330	(4,201)

Cash transactions
Cash paid for interest	$1,762	$1,835
Cash paid for taxes	1,075	1,023

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands, except per share amounts) (unaudited)

					Accumulated
			Additional	Retained	Other
	Total	Common	Paid-in	Earnings	Comprehensive
	Outstanding	Stock	Capital	(Deficit)	Income (Loss)	Total

Balance at December 31, 2012	3,352,725	$7,175	$22,806	$(936)	$568	$29,613

Net Income	—	—	—	2,398	—	2,398

Other Comprehensive Loss	—	—	—	—	(2,773)	(2,773)

Balance at September 30, 2013	3,352,725	$7,175	$22,806	$1,462	$(2,205)	$29,238

Balance at December 31, 2013	3,364,874	$7,201	$22,868	$2,124	$(2,421)	$29,772

Net Income	—	—	—	2,462	—	2,462

Dividends paid on common stock (total of $0.10 per share year-to-date)	—	—	—	(336)	—	(336)

Other Comprehensive Income	—	—	—	—	1,538	1,538

Balance at September 30, 2014	3,364,874	$7,201	$22,868	$4,250	$(883)	$33,436

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2013. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2013 included in Financial’s Annual Report on Form 10-K. Results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Note 3 – Earnings Per Share

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of 1999 Financial (the “1999 Plan”) are considered in calculating dilutive earnings per share. The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Year to date
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$914,000	$813,000	$2,462,000	$2,398,000

Weighted average number of shares	3,364,874	3,352,725	3,364,874	3,352,725
Options affect of incremental shares	—	4,149	—	1,565

Weighted average diluted shares	3,364,874	3,356,874	3,364,874	3,354,290

Basic EPS (weighted avg shares)	$0.27	$0.24	$0.73	$0.72

Diluted EPS (Including Option Shares)	$0.27	$0.24	$0.73	$0.71

The following table sets forth the incremental shares associated with option shares that were not included in calculating the diluted earnings because their effect was anti-dilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Incremental shares excluded from calculating diluted EPS because their effect was anti-dilutive	110,147	113,294	110,645	168,069

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Note 4 – Stock Based Compensation (continued)

Stock option plan activity for the nine months ended September 30, 2014 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Average Intrinsic Value

Options outstanding, January 1, 2014	111,371	$10.73
Granted	—	—
Exercised	—	—
Forfeited	(1,224)	10.23

Options outstanding, September 30, 2014	110,147	10.74	0.8	$—

Options exercisable, September 30, 2014	110,147	$10.74	0.8	$—

Intrinsic value is calculated by subtracting the exercise price of option shares from the market price of underlying shares as of September 30, 2014 and multiplying that amount by the number of options outstanding. No intrinsic value exists where the exercise price is greater than the market price on a given date.

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

Note 5 – Fair Value Measurements (continued)

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period.

		Carrying Value at September 30, 2014
Description	Balance as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$3,797	$—	$3,797	$—
US agency obligations	17,789	—	17,789	—
Mortgage-backed securities	1,951	—	1,951	—
Municipals	8,403	—	8,403	—
Other (corporates)	2,000	—	2,000	—

Total available-for-sale securities	$33,940	$—	$33,940	$—

		Carrying Value at December 31, 2013
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$3,611	$—	$3,611	$—
US agency obligations	20,108	—	20,108	—
Mortgage-backed securities	5,311	—	5,311	—
Municipals	15,138	—	15,138	—
Other (corporates)	1,923	—	1,923	—

Total available-for-sale securities	$46,091	$—	$46,091	$—

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

Note 5 – Fair Value Measurements (continued)

Loans held for sale

Loans held for sale are carried at estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended September 30, 2014. Gains and losses on the sale of loans are recorded within mortgage fee income on the Consolidated Statements of Income.

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

		Carrying Value at September 30, 2014
Description	Balance as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$4,842	$—	$—	$4,842
Loans held for sale	2,003	—	2,003	—
Other real estate owned	1,160	—	—	1,160

*	Includes loans charged down during the quarter to the net realizable value of the collateral.

		Carrying Value at December 31, 2013
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$4,307	$—	$—	$4,307
Loans held for sale	1,921	—	1,921	—
Other real estate owned	1,451	—	—	1,451

*	Includes loans charged down during the quarter to the net realizable value of the collateral.

Note 5 – Fair Value Measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2014
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$4,842	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

OREO	1,160	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

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

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at September 30, 2014 and December 31, 2013 and therefore are not included in the table below.

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows (in thousands):

		Fair Value Measurements at September 30, 2014 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$14,850	$14,850	$—	$—	$14,850
Securities
Available-for-sale	33,940	—	33,940	—	33,940
Held-to-maturity	2,530	—	2,702	—	2,702
Loans, net	373,390	—	—	378,841	378,841
Loans held for sale	2,003	—	2,003	—	2,003
Interest receivable	1,219	—	1,219	—	1,219
BOLI	9,443	—	9,443	—	9,443

Liabilities
Deposits	$398,831	$—	$400,006	$—	$400,006
FHLB borrowings	2,000	—	2,009	—	2,009
Federal funds purchased	5,976	5,976	—	—	5,976
Capital notes	10,000	—	10,045	—	10,045
Interest payable	58	—	58	—	58

		Fair Value Measurements at December 31, 2013 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$16,671	$16,671	$—	$—	$16,671
Securities
Available-for-sale	46,091	—	46,091	—	46,091
Held-to-maturity	3,537	—	3,740	—	3,740
Loans, net	339,994	—	—	346,658	346,658
Loans held for sale	1,921	—	1,921	—	1,921
Interest receivable	1,360	—	1,360	—	1,360
BOLI	9,230	—	9,230	—	9,230

Liabilities
Deposits	$387,398	$—	$388,363	$—	$388,363
FHLB borrowings	2,000	—	2,018	—	2,018
Federal funds purchased	4,108	4,108	—	—	4,108
Capital notes	10,000	—	10,091	—	10,091
Interest payable	65	—	65	—	65

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

Note 7 - Investments

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of September 30, 2014 and December 31, 2013 (amounts in thousands):

	September 30, 2014
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	(Losses)
Held-to-Maturity
US agency obligations	$2,530	$172	$—	$2,702

Available-for-Sale
US Treasuries	$3,914	$—	$(117)	$3,797
US agency obligations	18,859	—	(1,070)	17,789
Mortgage-backed securities	2,043	—	(92)	1,951
Municipals	8,425	109	(131)	8,403
Other (corporates)	2,035	—	(35)	2,000

	$35,276	$109	$(1,445)	$33,940

	December 31, 2013
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	(Losses)
Held-to-Maturity
US agency obligations	$3,537	$203	$—	$3,740

Available-for-Sale
US Treasuries	$3,907	$—	$(296)	$3,611
US agency obligations	22,544	—	(2,436)	20,108
Mortgage-backed securities	5,450	11	(150)	5,311
Municipals	15,845	35	(742)	15,138
Other (corporates)	2,011	—	(88)	1,923

	$49,757	$46	$(3,712)	$46,091

Note 7 – Investments (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
September 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
US Treasuries	$—	$—	$3,797	$117	$3,797	$117
U.S. agency obligations	994	6	16,795	1,064	17,789	1,070
Mortgage-backed securities	—	—	1,951	92	1,951	92
Municipals	1,510	17	4,348	114	5,858	131
Other (corporates)	1,004	11	996	24	2,000	35

Total	$3,508	$34	$27,887	$1,411	$31,395	$1,445

	Less than 12 months		More than 12 months		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
US Treasuries	$3,611	$296	$—	$—	$3,611	$296
U.S. agency obligations	14,087	1,473	5,021	963	19,108	2,436
Mortgage-backed securities	4,830	150	—	—	4,830	150
Municipals	11,163	574	1,479	168	12,642	742
Other (corporates)	1,923	88	—		1,923	88

Total	$35,614	$2,581	$6,500	$1,131	$42,114	$3,712

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

At September 30, 2014, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of September 30, 2014, the Bank owned 31 securities that were being evaluated for other than temporary impairment. Eight of these securities were S&P rated AAA, 22 were S&P rated AA, and one was S&P rated A. As of September 30, 2014, 15 of these securities were direct obligations of the U.S. government or government sponsored entities, 14 were municipal issues, and two were investments in domestic corporate issued securities.

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

Note 8 – Business Segments (continued)

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 was as follows (dollars in thousands):

Business Segments

	Community Banking	Mortgage	Total
Nine months ended September 30, 2014
Net interest income	$12,126	$—	$12,126
Provision for loan losses	55	—	55

Net interest income after provision for loan losses	12,071	—	12,071
Noninterest income	1,389	1,214	2,603
Noninterest expenses	10,071	1,034	11,105

Income before income taxes	3,389	180	3,569
Income tax expense	1,044	63	1,107

Net income	$2,345	$117	$2,462

Total assets	$449,623	$2,063	$451,686

Nine months ended September 30, 2013
Net interest income	$11,845	$—	$11,845
Provision for loan losses	290	—	290

Net interest income after provision for loan losses	11,555	—	11,555
Noninterest income	1,684	954	2,638
Noninterest expenses	10,006	764	10,770

Income before income taxes	3,233	190	3,423
Income tax expense	960	65	1,025

Net income	$2,273	$125	$2,398

Total assets	$434,493	$879	$435,372

	Community Banking	Mortgage	Total
Three months ended September 30, 2014
Net interest income	$4,149	$—	$4,149
Provision for loan losses	—	—	—

Net interest income after provision for loan losses	4,149	—	4,149
Noninterest income	411	518	929
Noninterest expenses	3,224	515	3,739

Income before income taxes	1,336	3	1,339
Income tax expense	409	16	425

Net income (loss)	$927	$(13)	$914

Total assets	$449,623	$2,063	$451,686

Three months ended September 30, 2013
Net interest income	$3,967	$—	$3,967
Provision for loan losses	—	—	—

Net interest income after provision for loan losses	3,967	—	3,967
Noninterest income	474	295	769
Noninterest expenses	3,376	192	3,568

Income before income taxes	1,065	103	1,168
Income tax expense	332	23	355

Net income	$733	$80	$813

Total assets	$434,493	$879	$435,372

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

Loan Segments:		Loan Classes:
	Commercial		Commercial and industrial loans
	Commercial real estate		Commercial mortgages – owner occupied
Commercial mortgages – non-owner occupied
Commercial construction
	Consumer		Consumer unsecured
Consumer secured
	Residential		Residential mortgages
Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	September 30,	December 31,
	2014	2013

Commercial	$65,050	$55,803
Commercial real estate	190,675	172,117
Consumer	72,528	71,165
Residential	50,011	46,095

Total loans	378,264	345,180

Less allowance for loan losses	4,874	5,186

Net loans	$373,390	$339,994

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

Note 9 – Loans, allowance for loan losses and OREO (continued)

Financing Receivables on Non-Accrual Status

(dollars in thousands)

	As of
	September 30, 2014	December 31, 2013
Commercial	$2,116	$1,585
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	212	537
Commercial Mortgages-Non-Owner Occupied	72	353
Commercial Construction	460	375
Consumer
Consumer Unsecured	—	—
Consumer Secured	—	33
Residential:
Residential Mortgages	312	183
Residential Consumer Construction	91	—

Totals	$3,263	$3,066

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. OREO decreased to $1,160,000 on September 30, 2014 from $1,451,000 on December 31, 2013. The following table represents the changes in OREO balance during the nine months ended September 30, 2014.

OREO Changes

(dollars in thousands)

Nine Months ended
September 30, 2014
Balance at the beginning of the year (net)	$1,451
Transfers from loans	459
Capitalized costs	—
Writedowns	(178)
Sales proceeds	(573)
Gain on disposition	1

Balance at the end of the period (net)	$1,160

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the Nine Months Ended September 30, 2014
2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$2,558	$2,798	$—	$2,912	$68
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,300	2,350	—	1,420	110
Commercial Mortgage Non-Owner Occupied	712	712	—	858	32
Commercial Construction	84	531	—	418	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	21	21	—	21	1
Residential
Residential Mortgages	463	463	—	467	47
Residential Consumer Construction	—	—	—	—	—

With An Allowance Recorded:
Commercial	$1,806	$2,234	$832	$1,190	$32
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,056	1,225	60	1,738	45
Commercial Mortgage Non-Owner Occupied	306	306	33	263	12
Commercial Construction	376	644	17	188	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	119	119	119	80	6
Residential
Residential Mortgages	1,497	1,659	284	1,591	50
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$4,364	$5,032	$832	$4,102	$100
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,356	3,575	60	3,158	155
Commercial Mortgage Non-Owner Occupied	1,018	1,018	33	1,121	44
Commercial Construction	460	1,175	17	606	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	140	140	119	101	7
Residential
Residential Mortgages	1,960	2,122	284	2,058	97
Residential Consumer Construction	—	—	—	—	—

	$11,298	$13,062	$1,345	$11,146	$403

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2013
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

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Credit Losses and Recorded Investment in Financing Receivables
	(dollars in thousands)
	For the Nine Months Ended September 30, 2014
2014	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:
Beginning Balance	$1,015	$2,631	$935	$605	$5,186
Charge-offs	(165)	(188)	(34)	(40)	(427)
Recoveries	27	9	24	—	60
Provision	473	(490)	(182)	254	55

Ending Balance	$1,350	$1,962	$743	$819	$4,874

Ending Balance: Individually evaluated for impairment	$832	$110	$119	$284	$1,345

Ending Balance: Collectively evaluated for impairment	518	1,852	624	535	3,529

Totals:	$1,350	$1,962	$743	$819	$4,874

Financing Receivables:

Ending Balance: Individually evaluated for impairment	$4,364	$4,834	$140	$1,960	$11,298

Ending Balance: Collectively evaluated for impairment	60,686	185,841	72,388	48,051	366,966

Totals:	$65,050	$190,675	$72,528	$50,011	$378,264

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

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Financing Receivables as of
	September 30, 2014
	(dollars in thousands)
2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days & Accruing
Commercial	$88	$94	$2,116	$2,298	$62,752	$65,050	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	646	857	212	1,715	68,798	70,513	—
Commercial Mortgages-Non-Owner Occupied	—	55	72	127	111,078	111,205	—
Commercial Construction	—	—	460	460	8,497	8,957	—
Consumer:
Consumer Unsecured	32	—	—	32	4,204	4,236	—
Consumer Secured	379	107	—	486	67,806	68,292	—
Residential:
Residential Mortgages	595	657	312	1,564	41,347	42,911	—
Residential Consumer Construction	—	—	—	—	7,100	7,100	—

Total	$1,740	$1,770	$3,172	$6,682	$371,582	$378,264	$—

	Age Analysis of Past Due Financing Receivables as of
	December 31, 2013
	(dollars in thousands)
2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days & Accruing
Commercial	$389	$—	$1,586	$1,975	$53,828	$55,803	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	1,099	—	409	1,508	63,813	65,321	—
Commercial Mortgages-Non-Owner Occupied	96	—	85	181	94,542	94,723	—
Commercial Construction	—	—	375	375	11,698	12,073	—
Consumer:
Consumer Unsecured	5	—	—	5	4,717	4,722	—
Consumer Secured	71	—	33	104	66,339	66,443	—
Residential:
Residential Mortgages	704	—	183	887	39,909	40,796	—
Residential Consumer Construction	—	95	—	95	5,204	5,299	—

Total	$2,364	$95	$2,671	$5,130	$340,050	$345,180	$—

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Credit Loss Disclosures
	Credit Quality Information - by Class
	September 30, 2014
	(dollars in thousands)
2014	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$59,258	$1,210	$90	$4,492	$—	$65,050
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	65,844	1,098	308	3,263	—	70,513
Commercial Mortgages-Non Owner Occupied	104,323	1,809	4,338	735	—	111,205
Commercial Construction	8,073	424	—	460	—	8,957
Consumer
Consumer Unsecured	4,236	—	—	—	—	4,236
Consumer Secured	67,260	510	97	425	—	68,292
Residential:
Residential Mortgages	39,149	776	843	2,143	—	42,911
Residential Consumer Construction	7,009	—	—	91	—	7,100

Totals	$355,152	$5,827	$5,676	$11,609	$—	$378,264

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

Note 9 – Loans, allowance for loan losses and OREO (continued)

There were no loan modifications that would have been classified as Troubled Debt Restructurings (TDR) during the three and nine months ended September 30, 2014 and 2013.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three and nine months ended September 30, 2014 and 2013.

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

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, “Development Stage Entities”, from the FASB Accounting Standards Codification. In addition, this ASU adds an example disclosure and removes an exception provided to development stage entities in Topic 810, “Consolidation”, for determining whether an entity is a variable interest entity. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective for annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-10 to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”. This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the

Note 11 – Recent accounting pronouncements (continued)

exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-11 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation – Stock Compensation (Topic 718)”, should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company is currently assessing the impact that ASU 2014-12 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

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

The Bank also has opened a limited-service branch located in the Westminster-Canterbury facilities located at 501 VES Road, Lynchburg, Virginia 24503 and a limited service branch and commercial loan production office located at Luxor Office Park LLC, 1430 Rolkin Court Suite 203, Charlottesville, Virginia.

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

September 30, 2014 (in thousands)
Commitments to extend credit	$76,907
Letters of Credit	1,905

Total	$78,812

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of September 30, 2014 and December 31, 2013 and the results of operations of Financial for the three and nine month periods ended September 30, 2014 and 2013. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

September 30, 2014 as Compared to December 31, 2013

Total assets were $451,686,000 on September 30, 2014 compared with $434,511,000 at December 31, 2013, an increase of 3.95%. The increase as of September 30, 2014 reflects the increased demand deposit accounts generated from new commercial relationships.

Total deposits increased from $387,398,000 as of December 31, 2013 to $398,831,000 on September 30, 2014, an increase of 2.95%. Total deposits increased for the reasons set forth in the prior paragraph.

Total loans, excluding loans held for sale, increased to $378,264,000 on September 30, 2014 from $345,180,000 on December 31, 2013. Loans, excluding loans held for sale and net of unearned income and allowance, increased to $373,390,000 on September 30, 2014 from $339,994,000 on December 31, 2013, an increase of 9.82%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	September 30, 2014		December 31, 2013
	Amount	Percentage	Amount	Percentage
Commercial	$65,050	17.20%	$55,803	16.17%
Commercial Real Estate	190,675	50.40%	172,117	49.86%
Consumer	72,528	19.17%	71,165	20.61%
Residential	50,011	13.23%	46,095	13.36%

Total loans	$378,264	100.00%	$345,180	100.00%

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned (“OREO”) decreased slightly to $4,423,000 on September 30, 2014 from $4,518,000 on December 31, 2013. This decrease was due to a decrease in OREO, which was partially offset by an increase in total non-accrual loans. Non-accrual loans increased 6.42% to $3,263,000 on September 30, 2014 from $3,066,000 on December 31, 2013. As discussed in more detail below under “Results of Operations—Allowance for Loan Losses,” management has provided for the anticipated losses on these loans in the loan loss reserve. If interest on non-accrual loans had been accrued, such interest on a cumulative basis would have approximated $823,000 and $676,000 as of September 30, 2014 and December 31, 2013, respectively. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the non-performing loan totals listed above.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure, deeds in lieu of foreclosure or repossession. On December 31, 2013, the Bank was carrying 17 OREO properties on its books at a value of $1,451,000. During the nine months ended September 30, 2014, the Bank acquired 3 additional OREO properties and disposed of 16 OREO properties, and as of September 30, 2014 the Bank is carrying 4 OREO properties at a value of $1,160,000. The OREO properties are available for sale and are being actively marketed on the Bank’s website and through other means.

The Bank had loans in the amount of $556,000 at September 30, 2014 classified as performing Troubled Debt Restructurings (“TDRs”) as compared to $564,000 at December 31, 2013. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

Cash and cash equivalents decreased to $14,850,000 on September 30, 2014 from $16,671,000 on December 31, 2013. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). This decrease is in large part due to a decrease in the target balance held in a settlement account at the Bank’s primary correspondent. The proceeds from this decrease were used to fund loans. Cash and cash equivalents also vary due to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, both of which are subject to fluctuations.

Securities held-to-maturity decreased to $2,530,000 on September 30, 2014 from $3,537,000 on December 31, 2013. Securities available-for-sale decreased to $33,940,000 on September 30, 2014, from $46,091,000 December 31, 2013. During the nine months ended September 30, 2014 the Bank received $1,000,000 in proceeds from maturities, paydowns, and/or calls of securities held to maturity and $120,000 in proceeds from principal payments received from securities available-for-sale and proceeds from the sale of securities available-for-sale were $17,394,000. The Bank purchased no securities held-to-maturity and $3,139,000 in securities available-for sale during the same period. The decrease from December 31, 2013 in securities available-for-sale was primarily due to the liquidation of securities in funding loan growth and anticipating future loan growth.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $481,000 at September 30, 2014 and $620,000 at December 31, 2013, a decrease of $139,000. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At September 30, 2014, Financial, on a consolidated basis, had liquid assets of $48,790,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold and available-for-sale investments. Management believes that liquid assets were adequate at September 30, 2014. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, the Bank has the ability to purchase federal funds on the open market and borrow from the Federal Reserve Bank’s discount window, if necessary.

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

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material negative impact on Financial’s short-term or long-term liquidity. Based in part on recent loan growth, the Bank is monitoring liquidity to ensure it is able to fund future loans.

At September 30, 2014, the Bank had a leverage ratio of approximately 9.43%, a Tier 1 risk-based capital ratio of approximately 12.07% and a total risk-based capital ratio of approximately 13.32%. As of September 30, 2014 and December 31, 2013 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of September 30, 2014 and December 31, 2013:

Bank Level Only Capital Ratios

Analysis of Capital (in 000’s)	September 30, 2014	December 31, 2013

Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	19,325	19,325
Retained earnings	19,403	16,563

Total Tier 1 capital	$42,470	$39,630

Tier 2 capital
Allowance for loan losses	$4,405	$4,166

Total Tier 2 capital:	$4,405	$4,166

Total risk-based capital	$46,875	$43,796

Risk weighted assets	$351,936	$332,280
Average total assets	$450,347	$435,236

	Actual		Regulatory Benchmarks
	September 30, 2014	December 31, 2013	For Capital Adequacy Purposes	For Well Capitalized Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.43%	9.11%	4.00%	5.00%
Tier 1 risk-based capital ratio	12.07%	11.93%	4.00%	6.00%
Total risk-based capital ratio	13.32%	13.18%	8.00%	10.00%

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

Results of Operations

Comparison of the Three and Nine months Ended September 30, 2014 and 2013

Earnings Summary

Financial had net income including all operating segments of $914,000 and $2,462,000 for the three and nine months ended September 30, 2014 compared to $813,000 and $2,398,000 for the comparable periods in 2013. The basic and diluted earnings per common share for the three and nine months ended September 30, 2014 were $0.27 and $0.73, compared to basic and diluted earnings per share of $0.24 for the three months and basic earnings of $0.72 ($0.71 diluted) for the nine months ended September 30, 2013.

The increase in net income for the three and nine months ended September 30, 2014 as compared to the prior year was due primarily to an increase in interest received due to an increase in interest earning assets, a decrease in the provision for loan losses, and was partially offset by an increase in non-interest expense. Non-interest income increased for the three months ended September 30, 2014 but decreased for the nine months ended September 30, 2014 due to higher gains on sales of securities in the nine months ended September 30, 2013 as compared to 2014.

These operating results represent an annualized return on stockholders’ equity of 10.82% and 10.02% for the three and nine months ended September 30, 2014, compared with 10.55% and 10.76% for the same periods in 2013. The Company had an annualized return on average assets for the three and nine months ended September 30, 2014 of 0.80% and 0.74% compared with 0.74% and 0.74% for the same periods in 2013.

See “Non-Interest Income” below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

Interest income increased to $4,726,000 and $13,881,000 for the three and nine months ended September 30, 2014 from $4,573,000 and $13,677,000 for the same periods in 2013, an increase of 3.35% and 1.49%, respectively. Interest income increased primarily because of increased balances in the loan portfolio. The average rate received on earning assets decreased to 4.52% and 4.55% for the three and nine months ended September 30, 2014 as compared with 4.66% and 4.69% for the comparable periods in 2013. The rate on total average earning assets decreased primarily because of a decrease in market rates of interest resulting from a competitive banking environment. Management expects that competition will continue to pressure the rates we receive on loans and therefore may negatively impact our interest income.

Interest expense decreased to $577,000 and $1,755,000 for the three and nine months ended September 30, 2014 from $606,000 and $1,832,000 for the same periods in 2013, decreases of 4.79% and 4.20%, respectively. These decreases in interest expense resulted in large part from a decrease in rates paid on time deposits. The Bank’s average rate paid on interest earning deposits was 0.49% and 0.51% during the three and nine month periods ended September 30, 2014 as compared to 0.53% and 0.55% for the same periods in 2013. This resulted from management’s efforts to minimize the Bank’s interest expense and maximize its net interest margin.

The fundamental source of the Bank’s revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and nine months ended September 30, 2014 was $4,149,000 and $12,126,000 compared with $3,967,000 and $11,845,000 for the same periods in 2013. The change in net interest income for the three and nine months ended September 30, 2014 as compared with the comparable period in 2013 was minor because the increase in interest earning assets offset the decrease in rates received. The net interest margin was 3.97% and 3.98% for the three and nine months ended September 30, 2014, as compared to 4.06% and 4.06% for the same periods a year ago.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I below.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency. Non-interest income exclusive of gains on sales of securities increased to $923,000 and $2,517,000 for the three and nine months ended September 30, 2014 from $758,000 and $2,233,000 for the three and nine months ended September 30, 2013. This increase for the three and nine months ended September 30, 2014 as compared to the same periods last year was due primarily to an increase in mortgage fee income of $223,000 and $260,000, respectively. The increase in mortgage fee income is directly attributable to the production in the Bank’s Roanoke mortgage office in 2014. For the three months ended September 30, 2014, service charges and commissions decreased by $29,000 and for the nine months ended September 30, 2014, service charges and fees increased by $57,000.

Purchase mortgage originations totaled $13,427,000 or 67.91% of the total mortgage loans originated and $32,325,115 or 69.32% of the total mortgage loans originated in the three and nine months ended September 30, 2014 respectively. The percentage and amount of home purchase mortgages increased as a result of an increase in interest rates and the resulting decrease in refinancing activity. Management expects that although purchase money loans will offset a portion of the decline in refinance activity, revenue from the mortgage segment will be under pressure during the rising interest rate environment. In addition, Management believes that regulatory pressure may result in a decreased number of competitors to the Mortgage division and this could result in an increase in market share. Net gain on sales of securities decreased to $6,000 and $86,000 for the three and nine months ended September 30, 2014 from $11,000 and $405,000 for the same periods in 2013.

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

Non-Interest Expense

Non-interest expense for the three and nine months ended September 30, 2014 increased to $3,739,000 and $11,105,000 from $3,568,000 and $10,770,000, an increase of 4.79% and 3.11%, respectively, for the comparable periods in 2013. This resulted from increases for data processing, compensation and employee benefit expense, equipment, and marketing expenses, primarily related to the expansion into Roanoke and Charlottesville. These increases were offset in part by a decrease in OREO expense from $60,000 and $400,000 for the three and nine months ended September 30, 2013 to $9,000 and $166,000 for the same periods in 2014. Total personnel expense was $1,978,000 and $5,767,000 for the three and nine month periods ended September 30, 2014 as compared to $1,755,000 and $5,257,000 for the same periods in 2013. For the three months ended September 30, 2014, the Bank also had an increase in credit expenses which is directly related to the volume of loans originated by the Mortgage Division.

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The provision to the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon many factors, including calculations of specific impairment of certain loans, general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower. Based on the application of the loan loss calculation, the Bank provided $0 and $55,000 to the allowance for loan losses for the three and nine month periods ended September 30, 2014. This compares to a provision of $0 and $290,000 for the comparable periods in 2013, representing decreases of 100.00% and 81.03%, respectively.

The decrease in the loan loss provision for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 was due to the following factors:

•	The Bank’s asset quality has improved as problem assets, including certain commercial loans and residential speculative housing construction loans have decreased as the collateral for those loans has been liquidated or the loans have been paid off. Management’s evaluation of these asset classes resulted in the decreased provision in the three and nine months ended September 30, 2014.

•	In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. The Bank’s provision for the three and nine months ended September 30, 2014 decreased as compared to the same periods in 2013. The decrease resulted from a decrease in the unallocated environmental reserves. That decrease was offset by an increase to the specific impairment component of the reserve as allocations within the reserve were reclassified from general to specific on a small number of loans within the commercial real estate and consumer segments.

•

Charged-off loans, which are loans that management deems uncollectible, are written against the loan loss reserve and constitute a realized loss. Charged-off loans decreased to $326,000 and $427,000 for the three and nine months ended September 30, 2014 from $513,000 and $970,000 for the comparable periods in 2013. While a charged off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. In the three and nine months ended September 30, 2014, the Bank had recoveries of charged off loans of $23,000 and $60,000 as compared with $21,000 and $128,000 for the comparable periods in 2013.

•	A decline in historical charge-offs resulting from an improvement in credit quality has had the effect of lowering the need for provision. The improvements in credit quality are reflected in the below tables.

The decrease in the percentage of the allowance for loan loss reserve to total loans as of September 30, 2014 to 1.29% as compared to 1.50% as of December 31, 2013 resulted from a decline in historical charge offs as discussed above. The overall balance in the allowance for loan loss decreased from $5,186,000 as of December 31, 2013 to $4,874,000 as of September 30, 2014. Management believes that the current allowance for loan is adequate.

The following tables summarize the allowance activity for the periods indicated:

	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands) For the Nine months Ended September 30, 2014
2014	Commercial	Commercial Real Estate		Consumer		Residential	Total

Allowance for Credit Losses:
Beginning Balance	$1,015	$2,631		$935		$605	$5,186
Charge-offs	(165)	(188)		(34)		(40)	(427)
Recoveries	27	9		24		—	60
Provision	473	(490	) (1)	(182	) (1)	254	55

Ending Balance	$1,350	$1,962		$743		$819	$4,874

Ending Balance: Individually evaluated for impairment	$832	$110		$119		$284	$1,345

Ending Balance: Collectively evaluated for impairment	518	1,852		624		535	3,529

Totals:	$1,350	$1,962		$743		$819	$4,874

Financing Receivables:

Ending Balance: Individually evaluated for impairment	$4,364	$4,834		$140		$1,960	$11,298

Ending Balance: Collectively evaluated for impairment	60,686	185,841		72,388		48,051	366,966

Totals:	$65,050	$190,675		$72,528		$50,011	$378,264

(1)	The experience within the historical charge-off period used to calculate the allowance has improved which reduced the need for a provision relating to these segments.

	Allowance for Credit Losses and Recorded Investment in Financing Receivables (dollars in thousands) For the Year Ended December 31, 2013
2013	Commercial	Commercial Real Estate	Consumer		Residential		Total

Allowance for Credit Losses:
Beginning Balance	$987	$2,849	$1,057		$642		$5,535
Charge-offs	(19)	(932)	(126)		(28)		(1,105)
Recoveries	37	42	137		—		216
Provision	10	672	(133	) (1)	(9	) (1)	540

Ending Balance	1,015	2,631	935		605		5,186

Ending Balance: Individually evaluated for impairment	$406	$294	$40		$224		$964

Ending Balance: Collectively evaluated for impairment	609	2,337	895		381		4,222

Totals:	$1,015	$2,631	$935		$605		$5,186

Financing Receivables:

Ending Balance: Individually evaluated for impairment	$3,838	$4,933	$61		$2,154		$10,986

Ending Balance: Collectively evaluated for impairment	51,965	167,184	71,104		43,941		334,194

Totals:	$55,803	$172,117	$71,165		$46,095		$345,180

(1)	The experience within the historical charge-off period used to calculate the allowance has improved which reduced the need for a provision relating to these segments.

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended September 30, (in thousands)		Nine months ended September 30, (in thousands)
	2014	2013	2014	2013

Balance, beginning of period	$5,177	$5,475	$5,186	$5,535
Provision for loan losses	—	—	55	290
Loans charged off	(326)	(513)	(427)	(970)
Recoveries of loans charged off	23	21	60	128

Net charge offs	(303)	(492)	(367)	(842)

Balance, end of period	$4,874	$4,983	$4,874	$4,983

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

Income Taxes

For the three and nine months ended September 30, 2014, Financial had an income tax expense of $425,000 and $1,107,000, as compared to $355,000 and $1,025,000 for the three and nine months ended September 30, 2013. This represents an effective tax rate of 31.70% and 31.00% the for the three and nine month periods ended September 30, 2014 as compared with 30.40% and 29.90% for the three and nine month periods ended September 30, 2013.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended September 30, 2014 and 2013

	2014			2013
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$371,244	$4,427	4.73%	$334,296	$4,205	4.99%
Loans held for sale	2,198	26	4.69%	891	8	3.56%
Federal funds sold	2,333	4	0.68%	10,121	9	0.35%
Securities (3)	38,033	271	2.83%	50,404	440	3.46%
Federal agency equities	1,173	5	1.69%	1,312	4	1.21%
CBB equity	116	—	—	116	—	—

Total earning assets	415,097	4,733	4.52%	397,140	4,666	4.66%

Allowance for loan losses	(5,349)			(5,349)
Non-earning assets	43,000			42,885

Total assets	$452,748			$434,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$104,645	$53	0.21%	$95,997	$50	0.21%
Savings	126,176	69	0.22%	133,461	71	0.21%
Time deposits	96,563	281	1.15%	95,939	316	1.31%

Total interest bearing deposits	327,384	406	0.49%	325,397	437	0.53%

Other borrowed funds
Fed funds purchased	913	2	0.87%	—	—	—
Other borrowings	2,000	19	3.77%	2,000	19	3.77%
Capital Notes	10,000	150	6.00%	10,000	150	6.00%

Total interest-bearing liabilities	340,297	577	0.67%	337,397	606	0.71%

Non-interest bearing deposits	78,086			66,267
Other liabilities	849			442

Total liabilities	419,232			404,106

Stockholders’ equity	33,516			30,570

Total liabilities and Stockholders’ equity	$452,748			$434,676

Net interest income		$4,156			$4,060

Net interest margin			3.97%			4.06%

Interest spread			3.85%			3.95%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

Net Interest Margin Analysis

Average Balance Sheets

For the Nine months Ended September 30, 2014 and 2013

	2014			2013
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$359,229	$12,863	4.79%	$331,198	$12,550	5.07%
Loans held for sale	1,463	46	4.20%	921	25	3.63%
Federal funds sold	2,471	13	0.70%	8,607	24	0.37%
Securities (3)	44,785	973	2.90%	50,601	1,137	3.00%
Federal agency equities	1,213	37	4.08%	1,344	34	3.38%
CBB equity	116	—	—	116	—	—

Total earning assets	409,277	13,932	4.55%	392,787	13,770	4.69%

Allowance for loan losses	(5,174)			(5,488)
Non-earning assets	42,935			43,774

Total assets	$447,038			$431,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$101,038	$161	0.21%	$92,670	$155	0.22%
Savings	127,928	203	0.21%	135,289	214	0.21%
Time deposits	97,605	879	1.20%	94,551	956	1.35%

Total interest bearing deposits	326,571	1,243	0.51%	322,510	1,325	0.55%

Other borrowed funds
Fed funds purchased	581	4	0.92%	16	—	—
Repurchase agreements	297	1	0.45%	—	—	—
Other borrowings	2,000	57	3.81%	2,000	57	3.81%
Capital Notes	10,000	450	6.00%	10,000	450	6.00%

Total interest-bearing liabilities	339,449	1,755	0.69%	334,526	1,832	0.73%

Non-interest bearing deposits	73,930			66,317
Other liabilities	814			436

Total liabilities	414,193			401,279

Stockholders’ equity	32,845			29,794

Total liabilities and Stockholders’ equity	$447,038			$431,073

Net interest income		$12,177			$11,938

Net interest margin			3.98%			4.06%

Interest spread			3.86%			3.96%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

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

There have been no significant changes during the three and nine months ended September 30, 2014, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 1A.	Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 7, 2014

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income (unaudited) for the Three and Nine months Ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the Three and Nine months Ended September 30, 2014 and 2013 (iv) Consolidated Statements of Cash Flows (unaudited) for the Nine months Ended September 30, 2014 and 2013 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Nine months Ended September 30, 2014 and 2013; (vi) Notes to Unaudited Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: November 7, 2014	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President
(Principal Executive Officer)

Date: November 7, 2014	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 7, 2014

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income (unaudited) for the Three and Nine months Ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the Three and Nine months Ended September 30, 2014 and 2013 (iv) Consolidated Statements of Cash Flows (unaudited) for the Nine months Ended September 30, 2014 and 2013 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Nine months Ended September 30, 2014 and 2013; (vi) Notes to Unaudited Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.