Form 10-K
period 2014-12-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2015-03-20
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate value of the voting common equity held by nonaffiliates as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $26,078,000 based on the price at which the common stock last traded on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $2.14 par value as of March 20, 2015 was approximately 3,371,616.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2015 Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 19, 2015, are incorporated by reference into Part III of this Form 10-K

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

Financial conducts two principal activities: (1) general retail and commercial banking through Bank of the James; (2) mortgage orginiation services through Bank of the James Mortgage, a division of the Bank.

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

The Bank, BOTJ Insurance, and BOTJ Investment Group, Inc., a non-operating subsidiary, are our only subsidiaries and primary assets.

Products and Services

Retail and Commercial Banking. The Bank currently conducts business within Region 2000 from nine full-service branch and one limited service branch. Four of the full-service offices are located in Lynchburg, Virginia and a full-service branch is located in each of Madison Heights, Virginia, the Town of Amherst, Virginia, Forest, Virginia, the City of Bedford, Virginia and the Town of Altavista, Virginia. The limited services branch is located in the Westminster-Canterbury facilities in Lynchburg. The Bank established a mortgage loan origination division that conducts business under the name “Bank of the James Mortgage, a Division of Bank of the James.” The mortgage division conducts business primarily from the division’s main office located in the Forest branch of the Bank. In addition, in 2013 the Bank expanded into Charlottesville, Virginia with a loan production office (as of July 2014 this location became a limited service branch) and Roanoke, Virginia with a mortgage production office. For a more detailed description of these facilities, see “Item 2. Properties” below.

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

Lending Services. The Bank offers a full range of short- to medium-term commercial and consumer loans. Our primary focus is on making loans to small businesses and consumers in the Region 2000 market area, and on a smaller scale, in Charlottesville and Roanoke. In addition, we also provide a wide range of real estate finance services. Our primary lending activities are principally directed to our primary market area in the Region 2000 area. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. Additionally, the Bank originates fixed and floating-rate mortgage loans and real estate construction and acquisition loans. Where appropriate, the Bank attempts to limit interest rate risk through the use of variable interest rates and terms of less than five years.

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

Other Banking Services. Other services offered by the Bank include safe deposit boxes, traveler’s checks, direct deposit of payroll and social security checks, automatic drafts for various accounts, treasury management services and credit card merchant services. The Bank also is associated with a shared network of automated teller machines (ATMs) that may be used by Bank customers throughout Virginia, the United States, and internationally.

The Bank intends to introduce new products and services desired by the public and as permitted by the regulatory authorities. The Bank remains committed to meeting the challenges that require technology. The Bank provides its customers with access to the latest technological products, such as telephone banking and internet banking, including on-line bill pay. This service allows customers to handle routine transactions using a standard touch tone telephone, applications for mobile devices, and via the internet at the Bank’s website.

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

Employees

As of March 20, 2015, we had approximately 121 full-time equivalent employees. None of our employees are represented by any collective bargaining agreements, and relations with employees are considered excellent. We maintain employee benefit programs that include health insurance, a flexible spending account, a health savings account, and a 401(k) plan.

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

Region 2000 has a broad range of services, light industry, and manufacturing plants. Principal service, industrial, research and development employers include: BWX Technologies, Inc. (nuclear fuel); AREVA (nuclear services); Centra Health, Inc. (health care services); C.B. Fleet, Inc. (consumer healthcare products); Genworth Financial (life insurance and other financial products); Frito-Lay, Inc. (snack foods); Griffin Pipe Products Co. (ductile iron pipe); R.R. Donnelley Printing Inc. (printed products); as well as six colleges including Randolph College, Sweet Briar College, Liberty University, and Lynchburg College.

In 2013 the Bank expanded into Charlottesville, Virginia (north of Region 2000) with a loan production office which subsequently became a limited service branch in July 2014, and to Roanoke, Virginia (west of Region 2000) with a mortgage production office. Even with this expansion outside of Region 2000, the Bank continues to consider its primary market to be Region 2000.

In December 2014, we purchased improved real property located 1391 South High Street, Harrisonburg, VA. The property was previously used as a bank branch by another financial institution. We have filed an application and received authorization to open a full-service bank branch at this location.

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

Mortgage Banking

The Mortgage Division competes with large national and regional banks, credit unions, regional mortgage lenders and local mortgage brokers. Following 2008, the mortgage industry experienced consolidation. Despite the consolidation, the competition with regard to price has increased as the remaining participants struggle to achieve volume and profitability. The downturn in the housing markets related to declines in real estate values, increased payment defaults and foreclosures have had a dramatic effect on the secondary market. The guidelines surrounding agency business (i.e., loans sold to Fannie Mae and Freddie Mac) have become much more restrictive and the associated mortgage insurance for loans above 80 percent loan-to-value has continued to tighten. These changes in the conventional market have caused a dramatic increase in government lending and state bond programs. The Mortgage Division competes by attracting the top sales people in the industry, providing an operational infrastructure that manages the guideline changes efficiently and effectively, offering a product menu that is both competitive in loan parameters as well as price, and providing consistently high quality customer service.

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

The Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Reform Act”) was signed into law. The Dodd-Frank Reform Act represents a significant overhaul of many aspects of the regulation of the financial services industry, although many of its provisions (e.g., the interchange and trust preferred capital limitations) apply to companies that are significantly larger than Financial. The Dodd-Frank Reform Act directs applicable regulatory authorities to promulgate regulations implementing its provisions, and its effect on Financial and on the financial services industry as a whole will be clarified as those regulations are issued. Major elements of the Dodd-Frank Reform Act include:

•	The Dodd-Frank Reform Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling on the size of the Deposit Insurance Fund (DIF) and increased the floor applicable to the size of the DIF. The Dodd-Frank Act also made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.

•	The Dodd-Frank Reform Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•	The Dodd-Frank Reform Act required new disclosure relating to executive compensation and corporate governance.

•	The Dodd-Frank Reform Act implemented amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations.

•	The Dodd-Frank Reform Act established the Financial Stability Oversight Council, which will be responsible for identifying and monitoring systemic risks posed by financial firms, activities, and practices.

•	The Dodd-Frank Reform Act amended the Electronic Fund Transfer Act (EFTA) to, among other things, require that debit card interchange fees must be reasonable and proportional to the actual cost incurred by the issuer with respect to the transaction. In June 2011, the Federal Reserve Board adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements additional fraud-prevention standards. Although issuers that have assets of less than $10 billion are exempt from the Federal Reserve Board’s regulations that set maximum interchange fees, these regulations are expected to significantly affect the interchange fees that financial institutions with less than $10 billion in assets are able to collect.

•	The Dodd-Frank Reform Act eliminated (over time) the inclusion of trust preferred securities as a permitted element of Tier 1 capital.

•	The Dodd-Frank Reform Act created a special regime to allow for the orderly liquidation of systemically important financial companies, including the establishment of an orderly liquidation fund.

•	The Dodd-Frank Reform Act requires the development of regulations to address derivatives markets, including clearing and exchange trading requirements and a framework for regulating derivatives-market participants.

•	The Dodd-Frank Reform Act enhanced supervision of credit rating agencies through the Office of Credit Ratings within the SEC.

•	The Dodd-Frank Reform Act established a Bureau of Consumer Financial Protection, within the Federal Reserve, to serve as a dedicated consumer-protection regulatory body. The Consumer Financial Protection Bureau is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, small institutions. As a smaller institution, most consumer protection aspects of the Dodd-Frank Act will continue to be overseen by the Federal Reserve.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years. As a result, it is difficult to anticipate the overall impact of the act on Financial. Financial continues to evaluate the potential impact of the Dodd-Frank Reform Act.

Economic Emergency Stabilization Act of 2008. In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Through its authority under the EESA, the Treasury announced in October 2008 the Troubled Asset Relief Program—Capital Purchase Program (the “CPP”) a program designed to bolster healthy institutions, like Financial, by making $250 billion of capital available to U.S. financial institutions in the form of preferred stock. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. Although Financial received preliminary approval from the United States Treasury to participate in the TARP Capital Purchase Program, Financial decided not to participate in the program.

Regardless of our lack of participation in certain programs, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

Incentive Compensation. In June 2010, the Federal Reserve, the Office of the Comptroller of the Currency (OCC) and the FDIC issued a comprehensive final guidance on incentive compensation intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

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

FDIC Insurance Premiums. The Bank has deposits that are insured by the Federal Deposit Insurance Corporation (FDIC). FDIC maintains a Deposit Insurance Fund (“DIF”) that is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations. FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the DIF declines in relation to the total amount of insured deposits. In 2014, the Bank expensed $262,000 in FDIC assessments which compared to $573,000 in 2013. Any increases in FDIC insurance premiums could adversely affect the Bank’s profitability.

Deposits at FDIC-insured institutions are insured up to $250,000 per depositor, subject to aggregation rules.

After giving primary regulators an opportunity to first take action, FDIC may initiate an enforcement action against any depository institution it determines is engaging in unsafe or unsound actions or which is in an unsound condition, and the FDIC may terminate that institution’s deposit insurance.

New Capital Requirements. On June 7, 2012, the Federal Reserve issued a series of proposed rules that would revise and strengthen its risk-based and leverage capital requirements and its method for calculating risk-weighted assets. The rules were proposed to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. On July 2, 2013, the Federal Reserve approved certain revisions to the proposals and finalized new capital requirements for banking organizations.

Effective January 1, 2015, the final rules require Financial and the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the current requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from current requirement); and (iv) a leverage ratio of 4.0% of total assets. These are the initial capital requirements, which will be phased in over a five-year period. When fully phased in on January 1, 2019, the rules will require Financial and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

With respect to the Bank, the rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized.

The new capital requirements also include changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights (from 0% to up to 600%) for equity exposures.

If the new minimum capital ratios described above had been effective as of December 31, 2014, based on management’s interpretation and understanding of the new rules, Financial would have remained “well capitalized” as of such date.

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

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency or the Office of Thrift Supervision shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. An institution’s CRA activities are considered in, among other things, evaluating mergers, acquisitions and applications to open a branch or facility, as well as determining whether the institution will be permitted to exercise certain of the powers allowed by the GLB Act. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank currently has a CRA rating of “satisfactory.”

Safety and Soundness. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” all such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2014, the Bank was considered “well capitalized.”

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

USA Patriot Act. The USA Patriot Act became effective on October 26, 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA Patriot Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorist activities. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Although it does create a reporting obligation, the USA Patriot Act has not to materially affected the Bank’s products, services or other business activities.

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

Not applicable.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Current Locations and Property

As of December 31, 2014, the Bank conducted its banking business from 12 locations, its mortgage origination services business primarily from three locations, and its investment and insurance services business primarily from one location.

Depending on such factors as cost, availability, and location, we may either lease or purchase our facilities. The existing facilities that we have purchased typically have been former branches of other financial institutions. We own 6 of our locations and lease 6 of our locations. The following table describes the location and general character of our operating facilities:

Address	Type of Facility	Year Opened	Owned/Leased
5204 Fort Avenue Lynchburg, Virginia	Full service branch with drive thru and ATM	2000	Owned

4698 South Amherst Highway Madison Heights, Virginia	Full service branch with drive thru and ATM	2002	Owned

17000 Forest Road Forest, Virginia	Full service branch with drive thru and ATM Headquarters for Mortgage Division	2005	Owned

164 South Main Street Amherst, Virginia	Full service branch with drive thru and ATM	2007	Owned

1405 Ole Dominion Blvd. Bedford, Virginia	Full service branch with drive thru and ATM	2008	Owned

1110 Main Street Altavista, Virginia	Full service branch with drive thru and ATM	2009	Owned

828 Main Street Lynchburg, Virginia	Corporate Headquarters; Full service branch with ATM	2004	Leased (1)

615 Church Street Lynchburg, Virginia	Full service branch with drive thru and ATM Headquarters for Investment and Insurance Divisions	1999	Leased (2)

4935 Boonsboro Road, Suites C and D Lynchburg, Virginia	Full service branch with drive thru and ATM	2006	Leased (3)

501 VES Road Lynchburg, Virginia	Limited service branch	2010	Leased (4)

1430 Rolkin Court Suite 203 Charlottesville, Virginia	Commercial loan origination and mortgage office as well as a limited service branch	2013	Leased (5)

133 Salem Avenue, SW Roanoke, Virginia	Mortgage banking office	2013	Leased (6)

(1)	Base lease expired July 31, 2014 at which the Bank elected to exercise its first five-year renewal option. The Bank currently has one more five-year renewal option that we may exercise at our discretion subject to the terms and conditions outlined in the lease. The Bank leases this property from Jamesview Investment, LLC, which is wholly-owned by William C. Bryant III, a member of the Board of Directors of both Financial and the Bank.

(2)	Base lease expires July 31, 2019. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.
(3)	The current term expires on December 31, 2015. The Bank has one renewal option to extend the lease for an additional five year period that we may exercise at our discretion subject to the terms and conditions outlined in the lease.”
(4)	Base lease expires May 31, 2015. The Bank intends to continue operating at this location.
(5)	Base lease expires December 31, 2018. We have one renewal option that we may exercise at our discretion subject to the terms and conditions outlined in the lease.
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

Interest in Additional Properties

As discussed in “Management’s Discussion and Analysis—Expansion Plans” in addition to the facilities set forth above, the Bank owns the following properties which are being held for possible expansion:

•	real property located in the Timberlake Road area of Campbell County (Lynchburg), Virginia. The Timberlake property is not suitable for its intended use as a branch bank. Management anticipates that it will be necessary to raze the current structures and replace it with appropriate new construction.

•	real property located at 5 Village Highway (near the intersection of Routes 501 and 24) in Rustburg, Virginia. The structure on the property has been demolished and removed. The Bank does not anticipate opening a branch at this location prior to 2016.

•	real property located near the intersection of Confederate Boulevard and Moses Avenue in Appomattox, Virginia. There is no structure on the property. The bank does not anticipate opening a branch at this location prior to the fourth quarter of 2015.

•	real property located 1391 South High Street, Harrisonburg, VA. There is a former bank branch building located on the property. Management anticipates minimal, if any, additional investment in the property in order to open a bank branch/commercial loan production office at this location. Regulatory approval has been granted to open at this location and it is anticipated that this location will open some time in the next 3-9 months.

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

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices and Dividends

As of January 25, 2012, the Common Stock of Financial is traded on the NASDAQ Capital Market LLC (NASDAQ) under the symbol “BOTJ.” Prior to this time, the Common Stock of Financial was quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol “BOJF” and transactions generally involved a small number of shares. The following table sets forth the quarterly high and low bid prices for each quarter in fiscal 2014 and 2013 for Financial and was obtained from Bloomberg. Management believes this source to be accurate.

	Market Prices and Dividends
	Bid Price ($)
	High	Low	Dividends ($)
Fiscal 2014
Fourth Quarter	10.50	8.90	0.05
Third Quarter	9.40	8.90	0.05
Second Quarter	9.24	8.50	0.05
First Quarter	9.25	8.88	0.00

Fiscal 2013
Fourth Quarter	9.00	7.93	0.00
Third Quarter	8.80	7.75	0.00
Second Quarter	7.84	6.80	0.00
First Quarter	8.11	5.60	0.00

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 18, 2015 (the most recent date available), the Common Stock traded for $10.85 per share. As of March 18, 2015, there were approximately 3,371,616 shares of Common Stock outstanding, which shares are held by approximately 1,720 active shareholders of record.

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

Financial will evaluate the foregoing when making a determination of whether to continue to pay a cash dividend in 2015.

Stock Buyback Plan

In October, 2014, Financial’s board of directors authorized a share repurchase program. The plan, which expires in October, 2015, authorizes Financial to buy back up to 100,000 shares of common stock on such terms and conditions as the Company deems favorable. As of March 20, 2015, Financial has not repurchased any shares under the plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information concerning Financial’s equity compensation plans at December 31, 2014. All figures have been adjusted to reflect all prior stock dividends declared by Financial. All outstanding stock options have been issued under plans approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)
Equity compensation plans approved by shareholders - 1999 Stock Option Plan of Bank of the James Financial Group, Inc.	69,372	$11.44	—

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	69,372	$11.44	—

Recent Sales of Unregistered Equity Securities

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist readers in understanding and evaluating our financial condition and results of operations. You should read this discussion in conjunction with our financial statements and accompanying notes included elsewhere in this report. Because Bank of the James Financial Group, Inc. (“Financial”) has no material operations and conducts no business other than the ownership of its operating subsidiary, Bank of the James (and its divisions and subsidiary), the discussion primarily concerns the business of the Bank. However, for ease of reading and because our financial statements are presented on a consolidated basis, references to “we,” “us,” or “our” refer to Financial, Bank of the James, and their divisions and subsidiaries as appropriate. The comparison of operating results for Financial between the years ended December 31, 2014 and 2013 should be read in the context of both the size and the time frame in which the Bank has been operating.

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

As discussed in more detail below,

•	For the year ended December 31, 2014, Financial had net income of $3,413,000, an increase of $353,000 from net income of $3,060,000, from the year ended December 31, 2013;

•	For the year ended December 31, 2014, earnings per basic and diluted common share was $1.01, as compared earnings of $0.91 per basic and diluted common share for the year ended December 31, 2013;

•	Net interest income increased to $16,404,000 for the current year from $15,989,000 for the year ended December 31, 2013;

•	Noninterest income (exclusive of net gains on sales of securities) increased to $3,444,000 for the year ended December 31, 2014 from $3,022,000 for the year ended December 31, 2013;

•	Total assets as of December 31, 2014 were $460,865,000 compared to $434,511,000 at the end of 2013, an increase of $26,354,000 or 6.07%;

•	Loans (excluding loans held for sale), net of unearned income and loan loss provision, increased to $394,573,000 as of December 31, 2014 from $339,994,000 as of the end of December 31, 2013, an increase of 16.05%; and

•	The net interest margin decreased 11 basis points to 3.97% for 2014, compared to 4.08% for 2013.

The following table sets forth selected financial ratios:

	For the Year Ended December 31,
	2014	2013	2012
Return on average equity	10.28%	10.13%	7.76%
Return on average assets	0.76%	0.71%	0.50%
Dividend payout %	1.46%	0.00%	0.00%
Average equity to total average assets	7.39%	6.97%	6.39%

Effect of Economic Trends

Although the U.S. economy improved in 2014, the U.S. economy continued to experience slow growth. Locally, real estate values appear to have stabilized and has begun to show signs of increasing valuation. Region 2000 experienced positive trends in housing during 2013 and 2014. However, uncertainty for small and medium size businesses continued to lessen demand for lending despite the continued low interest rate environment. Despite the difficult economic environment, the Bank’s capital levels and asset quality continued to improve in 2014.

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

The downward trend in short term interest rates beginning in the last quarter of 2007 was due to the actions of the Federal Open Market Committee (“FOMC”) resulting from a deteriorating economy. The federal funds target rate set by the Federal Reserve has remained at 0.00% to 0.25% since December 2008, following a decline from 4.25% in December 2007 through a series of rate reductions. As liquidity increased as a result of open market operations and other government actions, longer-term interest rates decreased and the yield curve remains positively sloped. Although it cannot be certain, as discussed below under “Results of Operations—Net Interest Income” management believes that short term interest rates will remain stable for the foreseeable future. An increase in long-term interest rates would have an adverse impact on the Mortgage Division, primarily due to reduced refinancing opportunities.

Stock Dividends

All share amounts and dollar amounts per share in this report with regard to the common stock have been adjusted to reflect all prior stock splits and stock dividends.

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

The allowance for loan losses is management’s estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450, Contingencies, which requires that losses be accrued when they are probable of occurring and are reasonably estimable and (ii) ASC 310, Receivables, which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Guidelines for determining allowances for loan losses are also provided in the SEC Staff Accounting Bulletin No. 102 – “Selected Loan Loss Allowance Methodology and Documentation Issues” and the Federal Financial Institutions Examination Council’s interagency guidance, “Interagency Policy Statement on the Allowance for Loan and Lease Losses” (the “FFIEC Policy Statement”). See “Management Discussion and Analysis Results of Operations – Asset Quality” below for further discussion of the allowance for loan losses.

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loans reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Bank had loans totaling $376,000 and $564,000 that were classified as TDRs as of December 31, 2014 and 2013, respectively.

Management considers historical trends, industry trends, peer comparisons, as well as individual classified impaired loans, in addition to historical experience to evaluate the allowance for loan losses. Our method for determining the allowance for loan losses is discussed more fully under “Management Discussion and Analysis Results of Operations – Asset Quality” below.

RESULTS OF OPERATIONS

December 31, 2014 compared to year ended December 31, 2013

Net Income

The net income for Financial for the year ended December 31, 2014 was $3,413,000 or $1.01 per basic and diluted share compared with net income of $3,060,000 or $0.91 per basic and diluted share for the year ended December 31, 2013. Note 13 of the Audited Financial Statements provide additional information with respect to the calculation of Financial’s earnings per share.

The increase of $353,000 in 2014 net income compared to 2013 net income was due in large part the following: i) a significant decrease in provisions for loan losses in 2014 as compared to 2013; ii) a slight increase in net interest income; iii) a decrease in expenses associated with other real estate owned; iv) a decrease in FDIC insurance expense, and v) an increase in mortgage origination income. The increase was partially offset by increases in salary and employee benefits expense, occupancy and equipment expense, and marketing expense. As discussed in more detail below, we charged off $551,000 in nonperforming loans during the year ended December 31, 2014 as compared with $1,105,000 in 2013. The amount of the provision for loan losses was $55,000 in the year ended December 31, 2014 as compared to $540,000 in 2013.

These operating results represent a return on average stockholders’ equity of 10.28% for the year ended December 31, 2014 compared to 10.13% for the year ended December 31, 2013. The return on average assets for the year ended December 31, 2014 was 0.76% compared to 0.71% in 2013.

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

Interest income increased to $18,729,000 for the year ended December 31, 2014 from $18,428,000 for the year ended December 31, 2013. This increase was due to an increase in loan balances and was mitigated by a decrease in the yields on average earning assets which primarily consist of loans and investment securities, as discussed below.

Interest expense decreased, as discussed more fully below.

Net interest income for 2014 increased $415,000 to $16,404,000 or 2.60% from net interest income of $15,989,000 in 2013. The growth in net interest income was due partially to a decrease in our interest expense of $114,000 from $2,439,000 for the year ended December 31, 2013 to $2,325,000 for the year ended December 31, 2014. This decrease in interest expense was primarily due to reductions in the interest rate paid on time deposits and an increase in the average balance held in non-interest bearing accounts. The average interest rate paid on time deposits decreased by 15 basis points during 2014 as compared to 2013.

The net interest margin decreased to 3.97% in 2014 from 4.08% in 2013. The average rate on earning assets decreased 17 basis points from 4.70% in 2013 to 4.53% in 2014 and the average rate on interest-bearing liabilities decreased from 0.73% in 2013 to 0.69% in 2014. Although management cannot predict with certainty future interest rate decisions by the FOMC, statements from the Federal Reserve Board indicate that interest rates will remain low through at least the next six months.

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

Net Interest Margin Analysis

Average Balance Sheets

For the Year Ended December 31, 2014 and 2013

(dollars in thousands)

	2014			2013
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS

Loans, including fees (1) (2)	$365,942	$17,447	4.77%	$333,028	$16,891	5.07%
Loans AFS	1,499	64	4.27%	883	33	3.74%
Federal funds sold	2,052	4	0.19%	7,818	30	0.38%
Interest bearing deposits with other banks	5,000	13	0.26%	—	—	0.00%
Securities (3)	39,093	1,195	3.06%	51,370	1,533	2.98%
Federal agency equities	1,207	63	5.22%	1,336	59	4.42%
CBB equity	116	—	0.00%	116	—	0.00%

Total earning assets	414,909	18,786	4.53%	394,551	18,546	4.70%

Allowance for loan losses	(5,099)			(5,376)
Non-earning assets	39,651			43,989

Total assets	$449,461			$433,164

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	$101,337	$215	0.21%	$93,286	$208	0.22%
Savings	126,791	271	0.21%	134,427	286	0.21%
Time deposits	97,228	1,152	1.18%	95,268	1,268	1.33%

Total interest bearing deposits	325,356	1,638	0.50%	322,981	1,762	0.55%

Other borrowed funds
Fed funds purchased	963	9	0.93%	204	1	0.49%
Other borrowings	3,444	78	3.14%	2,000	76	3.80%
Capital notes	10,000	600	6.00%	10,000	600	6.00%

Total interest-bearing liabilities	338,801	2,325	0.68%	335,185	2,439	0.73%

Noninterest bearing deposits	75,584			67,113
Other liabilities	909			662

Total liabilities	416,256			402,960

Stockholders’ equity	33,205			30,204

Total liabilities and Stockholders’ equity	$449,461			$433,164

Net interest earnings		$16,461			$16,107

Net interest margin			3.97%			4.08%

Interest spread			3.84%			3.97%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with nonaccrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

Interest income and expenses are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest bearing liabilities, and by the interaction of rate and volume factors. The following table shows the direct causes of the year-to-year changes in components of net interest income on a taxable equivalent basis.

	Volume and Rate
	(dollars in thousands)
	Years Ending December 31,
	2014			2013
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense
Loans	$1,429	$(842)	$587	$559	$(633)	$(74)
Federal funds sold	(15)	(11)	(26)	(3)	8	5
Interest bearing deposits	13	—	13	—	—	—
Securities	(381)	43	(338)	(178)	(72)	(250)
Restricted stock	(2)	6	4	5	(6)	(1)

Total earning assets	1,044	(804)	240	383	(703)	(320)

Liabilities:
Demand interest bearing	17	(9)	8	41	(68)	(27)
Savings	(15)	—	(15)	(47)	(140)	(187)
Time deposits	26	(143)	(117)	49	(320)	(271)
Fed funds purchased	6	2	8	1	—	1
Capital notes	—	—	—	63	—	63
FHLB borrowings	(3)	5	2	(207)	65	(142)
Repurchase agreements	—	—	—	(8)	(8)	(15)

Total interest-bearing liabilities	$32	$(146)	$(114)	$(108)	$(471)	$(578)

Change in net interest income	$1,013	$(659)	$354	$491	$(232)	$258

Noninterest Income of Financial

Noninterest income has been and will continue to be an important factor for increasing our profitability. Our management continues to review and consider areas where noninterest income can be increased. Noninterest income (excluding securities gains and losses) consists of mortgage income, service fees, distributions from a title insurance agency in which we have an ownership interest, and fees generated by the investment services of Investment. Service fees consist primarily of monthly service and minimum account balance fees and charges on transactional deposit accounts, overdraft charges, and ATM service fees.

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

The Mortgage Division originated 298 mortgage loans, totaling $52,177,000 in 2013 as compared with 350 mortgage loans, totaling $62,545,000 during the year ended December 31, 2014. Income improved with the increased volume and the improved pricing from the investors that purchase loans from the Mortgage Division. The primary driver of the improved pricing was the migration of the Mortgage Division’s broker relationships to hybrid correspondent in 2013. The hybrid correspondent relationship allows the Bank to close loans in its name before an investor purchases the loan. By using the Bank’s funds to close the loan (as compared to a broker relationship in which loans are funded by the purchaser of the mortgage), the Bank is able to obtain better pricing due to the slight increase in risk. In 2014, the Mortgage Division faced an improving real estate market and loans for new home purchase comprised 67% of the total volume. Refinancing decreased in response to slightly higher long term mortgage rates, which limited the number of borrowers for whom refinancing made economic sense. For the year ended December 31, 2014, the Mortgage Division accounted for 7.75 % of Financial’s total revenue as compared with 5.73% of Financial’s total revenue for the year ended December 31, 2013. Mortgage contributed $306,000 and $236,000 to Financial’s pre-tax net income in 2014 and 2013, respectively. Although management anticipates that residential mortgage rates will remain low by historical standards throughout 2015, management also anticipates that if rates trend higher, the loan mix will continue to shift towards new home purchases and away from refinancing. The Mortgage Division continues to improve its market share in Region 2000. We opened a new mortgage origination office in Roanoke in October, 2013 and began originating mortgages in Charlottesville in March, 2014. Management expects that low rates coupled with the Mortgage Division’s reputation in Region 2000 and these new offices present an opportunity for us to continue to grow the Mortgage Division’s revenue.

Service charges and fees and commissions increased slightly to $1,352,000 for the year ended December 31, 2014 from $1,350,000 for the year ended December 31, 2013.

Our Investment division provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. The Investment division’s financial impact on our consolidated revenue has been immaterial. Although management cannot predict the financial impact of Investment with certainty, management anticipates it will continue to be an immaterial component of revenue in 2015.

In the third quarter of 2008, we began providing insurance and annuity products to Bank customers and others, through the Bank’s Insurance subsidiary. The Bank has one full-time and one part-time employee that are dedicated to selling insurance products through Insurance. Insurance generates minimal revenue and its financial impact on our consolidated revenue has been immaterial. Management anticipates that Insurance’s impact on noninterest income will remain immaterial in 2015.

Noninterest income, exclusive of gains and losses on sale of securities, increased to $3,444,000 in 2014 from $3,022,000 in 2013. Inclusive of gains and losses on sale of securities, noninterest income increased slightly to $3,587,000 in 2014 from $3,478,000 in 2013. The following table summarizes our noninterest income for the periods indicated.

	Noninterest Income (dollars in thousands) December 31,
	2014	2013
Mortgage income	$1,716	$1,255
Service charges, fees and commissions	1,352	1,350
Increase in cash value of life insurance	282	299
Other	94	118
Gain on sale of available-for-sale securities	143	456

Total noninterest income	$3,587	$3,478

The increase in noninterest income for 2014 as compared to 2013 was due to an increase in income from the Mortgage Division. These gains were partially offset by a decrease in income on gains on sales of securities available-for-sale.

Noninterest Expense of Financial

Noninterest expenses increased from $14,825,000 for the year ended December 31, 2013 to $15,235,000 for the year ended December 31, 2014. The following table summarizes our noninterest expense for the periods indicated.

	Noninterest Expense
	(dollars in thousands)
	December 31,
	2014	2013
Salaries and employee benefits	$7,940	$7,161
Occupancy	1,214	1,205
Equipment	1,234	1,043
Supplies	387	362
Professional, data processing and other outside expenses	2,241	2,294
Marketing	472	367
Credit expense	220	229
Other real estate expenses	206	506
Amortization of tax credit investment	247	247
FDIC insurance expense	262	573
Other	812	838

Total noninterest expense	$15,235	$14,825

The increase in noninterest expense was due in large part to an increase in compensation, equipment, occupancy, and marketing expense. The increase in these costs was partially offset by a decrease in OREO, professional, credit, and FDIC insurance expenses. Our total personnel expense, net of direct salary costs incurred in originating certain loans (in accordance with current accounting rules), increased to $7,940,000 for the year ended December 31, 2014, from $7,161,000 for the year ended December 31, 2013. Compensation for some employees of the Mortgage Division and Investment is commission-based and therefore subject to fluctuation.

The efficiency ratio, that is the cost of producing each dollar of revenue, is determined by dividing noninterest expense by the sum of net interest income plus noninterest income. Financial’s efficiency ratio increased from 74.89% in 2013 to 76.21% in 2014, in large part due to the increases in the above expenses.

Income Tax Expense

For the year ended December 31, 2014, Financial had a federal income tax expense of $1,288,000, as compared to a federal income tax expense of $1,042,000 in 2013, which equate to effective tax rates of 27.39% and 25.40%, respectively. Our effective rate was lower than the corporate tax rate in both 2014 and 2013 from federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance, certain tax free municipal securities, and tax credits. Note 12 of the Audited Financial Statements provide additional information with respect to our 2014 federal income tax expense and the deferred tax accounts.

ANALYSIS OF FINANCIAL CONDITION

As of December 31, 2014 and December 31, 2013

General

Our total assets were $460,865,000 at December 31, 2014, an increase of $26,354,000 or 6.07% from $434,511,000 at December 31, 2013, primarily due to an increase in loan balances which was offset in part by decreases in securities available-for-sale and held-to-maturity, cash and cash equivalents, and the deferred tax asset. As explained in more detail below, deposits increased from $387,398,000 on December 31, 2013 to $399,497,000 on December 31, 2014. Loans, net of unearned income and allowance, increased to $394,573,000 on December 31, 2014 from $339,994,000 on December 31, 2013.

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

Loans, net of unearned income and allowance, increased significantly to $394,573,000 on December 31, 2014 from $339,994,000 on December 31, 2013. Total loans, including loans held for sale increased to $400,393,000 on December 31, 2014 from $347,101,000 on December 31, 2013. The increase in total loans was partially due to enhanced marketing efforts and the employment of a Charlottesville-based lender in September 2013. We anticipate that this office will continue to add to our loan balances. The increase is also attributed to increased calling and sales efforts by our lenders. Despite these factors, the number of qualified buyers remains limited. Management expects that the number of qualified borrowers will remain limited until the economy further improves.

As of December 31, 2014, the Bank had $3,506,000, or 0.88% of its total loans, in non-accrual status compared with $3,066,000, or 0.90% of its total loans, at December 31, 2013. This slight increase is due primarily to one relationship that became non-accrual in December 2014. Despite the increase, efforts are ongoing to reduce non-performing assets through enhanced collection efforts and the liquidation of underlying collateral. The Bank attempts to work with borrowers on a case-by-case basis to attempt to protect the Bank’s interests. However, despite our commitment, a reduction of non-accrual loans can be dependent on improvements in employment, housing, and overall economic conditions at the local, regional and national levels. See “Asset Quality” below.

The following table summarizes the composition of the Bank’s loan portfolio for the periods indicated by dollar amount:

	Loan Portfolio
	(dollars in thousands)
	December 31,
	2014	2013	2012	2011	2010

Commercial	$63,259	$55,803	$55,084	$59,623	$62,786
Commercial real estate	207,262	172,117	153,416	150,622	143,428
Consumer	76,380	71,165	70,639	72,488	68,289
Residential	52,462	46,095	46,318	41,633	51,679

Total loans	399,363	345,180	325,457	324,366	326,182

Less allowance for loan losses	4,790	5,186	5,535	5,612	5,467

Net loans	$394,573	$339,994	$319,922	$318,754	$320,715

The following table sets forth the maturities of the loan portfolio at December 31, 2014.

	Remaining Maturities of Selected Loans (dollars in thousands)
	At December 31, 2014
	Less than One Year	One to Five Years	Greater than Five Years	Total

Commercial	$18,742	$13,364	$31,153	$63,259
Commercial real estate	13,324	35,904	158,034	207,262
Consumer	4,428	38,557	33,395	76,380
Residential	10,491	14,947	27,024	52,462

Total	$46,985	$102,772	$249,606	$399,363

For maturities over one year:
Fixed Rates	$92,287	26.19%
Variable Rates	260,091	73.81%

Total	$352,378

Deposits

We experienced an increase in deposits from $387,398,000 at December 31, 2013 to $399,497,000 at December 31, 2014, for an increase of 3.12%. Noninterest-bearing deposits increased $11,426,000 or 18.06% from $63,256,000 at December 31, 2013 to $74,682,000 at December 31, 2014. The increase in non-interest bearing deposits was due to increased and continued efforts to procure the primary checking accounts of our commercial loan customers. The increase can also be attributed to end of the year real estate and business closings related to our professional settlement accounts. Interest-bearing deposits increased slightly $673,000 from $324,142,000 at December 31, 2013 to $324,815,000 at December 31, 2014. This modest 0.21% increase in interest bearing deposits was due primarily to the continued low interest rates paid on accounts. The Bank has not aggressively tried to increase deposits in the current environment but anticipates the need to increase deposit levels in 2015 to fund loan growth.

The following table sets forth the average deposit balance and the rates paid on deposits for the years indicated:

	Average Deposits and Rates Paid
	(dollars in thousands)
	Year Ended December 31,
	2014		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$75,584	—	$67,113	—	$60,134	—

Interest-bearing deposits
Interest checking	$61,048	0.22%	$51,816	0.24%	$38,447	0.28%
Money market	40,289	0.20%	41,470	0.21%	43,001	0.30%
Savings	126,791	0.21%	134,427	0.21%	150,850	0.31%
Time deposits
Less than $100,000 (1)	55,664	1.19%	56,495	1.33%	55,873	1.65%
Greater than $100,000 (1)	41,563	1.18%	38,773	1.33%	36,947	1.70%

Total interest-bearing deposits	$325,355	0.50%	$322,981	0.55%	$324,668	0.69%

Total deposits	$400,939		$390,094		$384,802

(1)	Although the FDIC currently insures accounts up to $250,000, the Bank considers $100,0000 time deposits (“CDs” as high balance accounts and therefore continues to monitor CDs at and above this amount in order to plan for liquidity needs. The total balance in $250,000 and above CDs totaled approximately $8,785,000 at December 31, 2014.

The following table includes a summary of maturities of CDs greater than $100,000.

	Maturities of CDs Greater than $ 100,000
	(dollars in thousands)
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total
At December 31, 2014	$5,743	$5,138	$10,498	$19,500	$40,879

Cash and Cash Equivalents

Cash and cash equivalents decreased from $16,671,000 on December 31, 2013 to $12,743,000 on December 31, 2014. Federal funds sold amounted to $0 on December 31, 2014 and December 31, 2013. The decrease was due primarily to routine fluctuations in deposits, the fluctuations in transactional accounts and professional settlement accounts as discussed above, and use of cash and cash equivalents to fund loan growth.

Investment Securities

The investment securities portfolio of the Bank is used as a source of income and liquidity.

The following table summarizes the fair value of the Bank’s securities portfolio for the periods indicated:

	Securities Portfolio (dollars in thousands) December 31,
	2014	2013	2012
Held-to-maturity
U.S. agency obligations	$2,699	$3,740	$3,417

Available-for-sale
U.S. treasuries	—	3,611	—
U.S. agency obligations	13,498	20,108	23,069
Mortgage - backed securities	1,982	5,311	1,812
Municipals	7,899	15,138	22,804
Corporates	1,016	1,923	2,609

Total available-for-sale	$24,395	$46,091	$50,294

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

Securities held-to-maturity at carrying cost decreased from $3,537,000 as of December 31, 2013 to $2,528,000 as of December 31, 2014. This decrease resulted from an issuer exercising the call provision of one security within the held-to-maturity portfolio. The decision to invest in securities held-to-maturity is based on the same factors as the decision to invest in securities available-for-sale except that management invests surplus funds in securities held-to-maturity only after concluding that such funds will not be necessary for liquidity purposes during the term of such security. However, the held-to-maturity securities may be pledged for such purposes as short term borrowings and as collateral for public deposits.

The portfolio of securities available-for-sale decreased to $24,395,000 as of December 31, 2014 from $46,091,000 as of December 31, 2013. During 2014, the Bank sold higher duration available-for-sale securities and received $27,708,000 in proceeds which were used to fund loan growth.

The following table shows the maturities of held-to-maturity and available-for-sale securities at amortized cost and market value at December 31, 2014 and December 31, 2013 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are not shown on a tax equivalent basis. Financial attempts to maintain diversity in its portfolio and maintain credit quality and repricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on Financial’s securities, see Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution / Yield Analysis
	(dollars in thousands)
	At December 31, 2014
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Held-to-maturity
U.S. agency
Amortized cost	$—	$2,528	$—	$—	$2,528
Market value	$—	$2,699	$—	$—	$2,699
Weighted average yield		3.51%

Available-for-sale securities
U.S. agency
Amortized cost	$—	$—	$7,982	$6,108	$14,090
Market value	$—	$—	$7,710	$5,788	$13,498
Weighted average yield			2.50%	3.22%
Mortgage Backed Securities
Amortized cost	$—	$—	$2,042	$—	$2,042
Market value	$—	$—	$1,982	$—	$1,982
Weighted average yield			2.06%
Municipals
Amortized cost	$—	$479	$1,505	$5,848	$7,832
Market value	$—	$515	$1,511	$5,873	$7,899
Weighted average yield		5.60%	2.11%	3.34%
Corporates
Amortized cost	$—	$—	$1,020	$—	$1,020
Market value	$—	$—	$1,016	$—	$1,016
Weighted average yield			2.85%

Total portfolio
Amortized cost	$—	$3,007	$12,549	$11,956	$27,512
Market value	$—	$3,214	$12,219	$11,661	$27,094
Weighted average yield		3.84%	2.41%	3.28%

	Securities Portfolio Maturity Distribution / Yield Analysis
	(dollars in thousands)
	At December 31, 2013
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Held-to-maturity
U.S. agency
Amortized cost	$—	$2,537	$1,000	$—	$3,537
Market value	$—	$2,738	$1,002	$—	$3,740
Weighted average yield		3.51%	4.05%

Available-for-sale securities
U.S. treasuries
Amortized cost	$—	$—	$3,907	$—	$3,907
Market value	$—	$—	$3,611	$—	$3,611
Weighted average yield			2.02%
U.S. agency
Amortized cost	$—	$—	$9,405	$13,139	$22,544
Market value	$—	$—	$8,583	$11,525	$20,108
Weighted average yield			2.79%	2.93%
Mortgage Backed Securities
Amortized cost	$—	$—	$2,047	$3,403	$5,450
Market value	$—	$—	$1,899	$3,412	$5,311
Weighted average yield			2.06%	2.65%
Municipals
Amortized cost	$—	$479	$2,878	$12,488	$15,845
Market value	$—	$480	$2,782	$11,876	$15,138
Weighted average yield		5.60%	1.72%	3.32%
Corporates
Amortized cost	$—	$—	$2,011	$—	$2,011
Market value	$—	$—	$1,923	$—	$1,923
Weighted average yield			3.05%

Totals
Amortized cost	$—	$3,016	$21,248	$29,030	$53,294
Market value	$—	$3,218	$19,800	$26,813	$49,831
Weighted average yield		3.84%	2.52%	3.06%

Cash surrender value of bank owned life insurance

On July 1, 2009, the Company funded bank owned life insurance (BOLI) for a small group of its officers, where the Company is the owner and sole beneficiary of the policies. As of December 31, 2014, the BOLI had a cash surrender value of $9,512,000, an increase of $282,000 from the cash surrender value of $9,230,000 as of December 31, 2013. The increase resulted from an increase in the cash surrender value relating to the aggregate earnings on all of the BOLI policies. The value of BOLI increases from the cash surrender values of the pool of insurance. The increase in cash surrender value is recorded as a component of noninterest income; however, the Company does not pay tax on increase in cash value. This profitability is used to offset a portion of current and future employee benefit costs. BOLI can be liquidated if necessary with associated tax costs. However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position. Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

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

At December 31, 2014, liquid assets, which include cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, and securities available-for-sale totaled $37,138,000 on December 31, 2014 as compared to $62,762,000 at December 31, 2013. Despite this decrease, management deems liquidity to be adequate. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $11,630,000 of these securities are pledged against outstanding debt, public deposits, or lines of credit. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

The following table sets forth non-deposit sources of funding:

Funding Sources (dollars in thousands)
	December 31, 2014
Source	Capacity	Outstanding	Available
Fed funds purchased lines (unsecured)	$24,000	$3,189	$20,811
Fed funds purchased lines (secured)	4,317	—	4,317
Reverse repurchase agreements	5,000	—	5,000
Borrowings from FHLB Atlanta (1)	90,370	12,000	78,370

Total	$123,687	$15,189	$108,498

(1)	Currently the Bank has in place pledged collateral in the amount of approximately $25,000,000 against which $12,000,000 was drawn and outstanding on December 31, 2014. Additional collateral would be required to be pledged in order for the full $78,370,000 to be available.

At the end of 2014, approximately 76.89%, or $307,073,000 of the loan portfolio would mature or could reprice within a one-year period. At December 31, 2014, non-deposit sources of available funds totaled $108,498,000, which included $78,370,000 available from the FHLBA.

Capital Resources

Capital adequacy is an important measure of financial stability and performance. Management’s objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profiles of financial institutions. The guidelines define capital as Tier 1 (primarily common stockholders’ equity, defined to include certain debt obligations) and Tier 2 (remaining capital generally consisting of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general valuation allowance for loan losses). The Bank’s regulatory capital levels exceed those established for well-capitalized institutions. The following table (along with Note 17 of the Audited Financial Statements) shows the minimum capital requirements and the Bank’s capital position as of December 31, 2014 and 2013.

Analysis of Capital for Bank of the James (Bank only) (dollars in thousands)
	December 31,
	2014	2013
Tier 1 Capital:
Common stock	$3,742	$3,742
Additional paid in capital	19,325	19,325
Retained earnings	20,479	16,563

Total Tier 1 Capital	$43,546	$39,630

Tier 2 Capital:
Allowable portion of allowance for loan losses	4,619	4,166

Total Tier 2 Capital	$4,619	$4,166

Total risk-based capital	$48,165	$43,796

Risk weighted assets	$369,348	$332,280

Average total assets	$452,276	$435,236

			Regulatory Minimums
	December 31,		Capital Adequacy	Well Capitalized
	2014	2013
Capital Ratios
Tier 1 capital to average total assets	9.63%	9.11%	4.00%	5.00%
Tier 1 risk-based capital ratio	11.79%	11.93%	4.00%	6.00%
Total risk-based capital ratio	13.04%	13.18%	8.00%	10.00%

During the third quarter of 2012, Financial closed a private placement of unregistered debt securities (the “2012 Offering”) pursuant to which Financial issued $10,000,000 in principal of notes (the “2012 Notes”). The 2012 Notes have not been and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The 2012 Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. The 2012 Notes mature on April 1, 2017, but are subject to prepayment in whole or in part on or after April 1, 2013 at Financial’s sole discretion on 30 days written notice to the holders. Financial used $7 million of the proceeds from the 2012 Offering in April 2012 to pay on maturity the principal due on notes issued in 2009.

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

Stockholders’ Equity

Stockholders’ equity increased by $5,004,000 from $29,772,000 on December 31, 2013 to $34,776,000 on December 31, 2014 because of the net income of $3,413,000, plus the adjustment for other comprehensive loss net of dividends, in the year ended December 31, 2014.

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

Non-accrual loans increased slightly to $3,506,000 on December 31, 2014 from $3,066,000 on December 31, 2013. We have been successful in resolving a significant portion of our problem assets despite a slight increase in year over year non-accrual loans. These problem assets resulted from the economic downturn, which severely impacted commercial development loans and residential speculative housing construction loans due in part to a decline in the value of the collateral supporting those loans. Management intends to continue to be proactive in quantifying and mitigating the ongoing risk. Management has provided for the anticipated losses on its non-accrual loans through specific impairment in the allowance for loan loss.

We also classify other real estate owned (OREO) as a nonperforming asset. OREO is the value of real property acquired by the Bank either at a foreclosure sale of collateral on which the Bank has a lien or by deed in lieu of foreclosure. OREO decreased 34.11% to $956,000 on December 31, 2014 from $1,451,000 on December 31, 2013. The following table represents the changes in OREO balance in 2014 and 2013.

OREO Changes (Dollars in Thousands)
	Year Ended December 31,
	2014	2013
Balance at the beginning of the year (net)	$1,451	$2,112
Transfers from Loans	473	860
Write-downs to OREO expense	(167)	(368)
Sales proceeds	(780)	(1,140)
Gain (loss) on disposition	(21)	(13)

Balance at the end of the year (net)	$956	$1,451

Overall asset quality improved as the increase in non-accrual loans was offset by a decrease in OREO. Non-accrual loans plus OREO decreased to $4,462,000 on December 31, 2014 from $4,517,000 on December 31, 2013, a decrease of 1.26%.

We also classify troubled debt restructurings (TDRs) as both performing and nonperforming assets. We measure impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. TDRs occur when we agree to significantly modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. These concessions typically are made for loss mitigation purposes and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Performing TDRs decreased to $376,000 on December 31, 2014 from $564,000 on December 31, 2013.

The following table sets forth the number of outstanding TDR contracts and the total amount of the Bank’s TDRs as of December 31, 2014 and 2013.

Troubled Debt Restructurings (Dollars in Thousands)
	December 31,
	2014	2013
Number of performing TDR contracts	2	3
Number of nonperforming TDR contracts	—	—

Total number of TDR contracts	2	3

Amount of performing TDR contracts	$376	$564
Amount of nonperforming TDR contracts	—	—

Total amount of TDRs contracts	$376	$564

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

The Bank’s allowance for loan losses decreased 7.64% from $5,186,000 on December 31, 2013 to $4,790,000 on December 31, 2014. This decrease resulted primarily from improved economic conditions, charge-off trends, and overall improvement in the Bank’s asset quality.

Impairment resulting from the individual impairment analysis (ASC 310) increased slightly but the overall reserve decreased slightly because of the application of the Bank’s loan rating system. The increase in individual loan impairment was offset by a decrease in general reserves (ASC 450). The reasons for the decrease in general reserves and subsequent changes to the ALLL methodology are discussed immediately below.

Change in Look Back Period for Charge off History in Relation to General Reserves

General reserves have trended downward for several quarters. This downward trend is directly attributable to the Bank’s charge-off history through the most recent negative credit cycle. A significant part of the general reserve calculation incorporates how a particular loan class performs over a period of time (that is, its charge-off history). Following the financial crisis in 2008 and beyond that disrupted the banking and financial systems, the Bank’s asset quality deteriorated. This deterioration resulted in a significant increase in charge-offs against the Bank’s loan portfolio. The elevated charge-offs continued through 2011. During this period, the Bank’s loan loss methodology, which is based in part on the Bank’s charge-off history, dictated an increase in the amount allocated to the general reserve component of the loan loss reserve. Beginning in 2011, asset quality began to rapidly improve. Because the Bank used a three year charge-off history in calculating general reserves, the general reserves remained elevated (relative to our historical norms) through 2013.

In 2014, general reserves would have decreased significantly because, based on the three year charge off history, 2011 charge-off experience would no longer be reflected in the calculation. Management was concerned that this decrease would not accurately reflect the increased risk related to expansion in Charlottesville and Harrisonburg and the related loan growth, as well as continuing economic conditions. Throughout the fourth quarter of 2014, management and the Bank’s board of directors had numerous discussions to address this concern regarding the adequacy of the allowance for loan losses going forward. To insure that the general reserves accurately incorporated the additional risks noted above, management recommended to the board that the historical loss history be expanded from 3 years to 4 years within the ALLL calculation. We believe the expanded four year charge-off history more closely reflects the ongoing economic cycle and the Bank’s current operations in the new markets. This recommendation to replace the three year history with the four year history was approved by the board. As of December 31, 2014 the allowance for loan losses was equal to 1.20% of the total loan portfolio as compared with 1.50% at December 31, 2013.

No nonaccrual loans were excluded from impaired loan disclosure under current accounting rules at December 31, 2014 and 2013. If interest on these loans had been accrued, such income cumulatively would have approximated $915,000 and $1,173,000 for 2014 and 2013, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the nonperforming loan totals listed below. The following table sets forth the detail of loans charged-off, recovered, and the changes in the allowance for loan losses as of the dates indicated:

	Allowance for Loan Losses
	(dollars in thousands)
	At December 31,
	2014	2013	2012	2011	2010
Balance, beginning of period	$5,186	$5,535	$5,612	$5,467	$4,288
Loans charged-off:
Commercial	165	19	739	702	845
Commercial real estate	187	932	1,061	2,738	300
Consumer	79	126	697	817	369
Residential	120	28	102	459	385

Total loans charged off	$551	$1,105	$2,599	$4,716	$1,899

Recoveries:
Commercial	$51	$37	$18	$16	$132
Commercial real estate	10	42	129	3	—
Consumer	39	137	77	31	119
Residential	—	—	9	4	44

Total recoveries	$100	$216	$233	$54	$295

Net charge-offs	$451	$889	$2,366	$4,662	$1,604
Provision for loan losses	55	540	2,289	4,807	2,783

Balance, end of period	$4,790	$5,186	$5,535	$5,612	$5,467

The following table shows the balance and percentage of the Bank’s allowance for loan losses allocated to each major category of loans:

	Allocation of Allowance for Loan Losses
	(dollars in thousands)
	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$1,235	15.84%	$1,015	16.17%	$987	16.93%	$892	18.36%	$473	19.25%
Commercial – real estate	2,194	51.89%	2,631	49.86%	2,849	47.14%	2,677	46.37%	2,897	43.97%
Consumer	812	19.13%	935	20.62%	1,057	21.70%	1,486	22.31%	1,207	20.94%
Residential	549	13.14%	605	13.35%	642	14.23%	557	12.96%	890	15.84%

	$4,790	100.00%	$5,186	100.00%	$5,535	100.00%	$5,612	100.00%	$5,467	100.00%

The following table provides information on the Bank’s nonperforming assets as of the dates indicated:

	Nonperforming Assets
	(dollars in thousands)
	At December 31,
	2014	2013	2012	2011	2010
Nonaccrual loans	$3,506	$3,066	$6,346	$10,376	$8,366
Foreclosed property (OREO)	956	1,451	2,112	3,253	3,440
Loans past due 90 days accruing interest	—	—	—	—	—

Total nonperforming assets	$4,462	$4,517	$8,458	$13,629	$11,806

Restructured loans – performing portion (TDR)	$376	$564	$572	$783	$4,987

Allowance for loan losses to period end loans	1.20%	1.50%	1.70%	1.73%	1.68%
Nonperforming assets to period end loans	1.13%	1.33%	2.60%	4.20%	3.62%
Net charge-offs (recoveries) to average loans	0.12%	0.27%	0.74%	1.44%	0.49%
Allowance for loan losses to non-performing loans	136.62%	169.15%	87.22%	54.09%	65.35%

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

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. As discussed above, the Bank ceased offering sweep accounts to its customers and therefore no longer has short term borrowings in the form repurchase agreements. Short-term borrowings may also include federal funds purchased, which are unsecured overnight borrowings from other financial institutions, which totaled $3,189,000 and $4,108,000 as of December 31, 2014 and December 31, 2013, respectively. Unsecured federal funds lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $11,000,000, PNC Bank $6,000,000, Suntrust Bank, $3,000,000, and Zions Bank, $4,000,000. In addition, the Bank maintains a $5,000,000 reverse repurchase agreement with Suntrust whereby securities may be pledged as collateral in exchange for funds for a minimum of 30 days with a maximum of 90 days. The Bank also maintains a secured federal funds line with Community Bankers’ Bank whereby it may pledge securities as collateral with no specified minimum or maximum amount or term. The amount outstanding on the Community Bankers’ Bank unsecured fed funds line was $3,189,000 and $4,108,000 as of December 31, 2014 and 2013, respectively.

Long-term borrowings are obtained through the Federal Home Loan Bank of Atlanta (“FHLBA”). The Bank’s remaining available credit through the FHLBA is $78,370,000 as of December 31, 2014, the most recent calculation.

The following information is provided for borrowings balances, rates and maturities:

(dollars in thousands)	As of December 31,
	2014	2013
Short Term:
Federal funds purchased
Balance at end of year	$3,189	$4,108
Maximum month-end outstanding balance	5,976	4,108
Average outstanding balance during the year	963	204
Average interest rate during the year	0.93%	0.49%
Average interest rate at end of year	0.96%	0.50%

Long Term:
Federal Home Loan Bank advances
Balance at end of year	$12,000	$2,000
Maximum month-end outstanding balance	12,000	2,000
Average outstanding balance during the year	2,082	2,000
Average interest rate during the year	3.65%	3.79%
Average interest rate at end of year	2.56%	3.79%

Maturities of FHLBA advances:

Amount (dollars in thousands)	Type	Rate	Ultimate Maturity Date
$2,000	Fixed rate credit	3.785%	4/15/2015
10,000	Daily rate credit	0.300%	N/A

$12,000	Total	0.880%

The maximum balance on the FHLBA credit was approximately $12,000,000 and $2,000,000 for the years ended December 31, 2014 and December 31, 2013, respectively.

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

	Contract Amounts (dollars in thousands) at
	December 31,
	2014	2013
Commitments to extend credit	$83,312	$70,944
Standby letters of credit	4,252	1,140

Total	$87,564	$72,084

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

Year Ending	Amount (in thousands)
2015	$503
2016	461
2017	468
2018	475
2019	260

$2,167

Expansion Plans

Subject to regulatory approval, the Bank anticipates opening additional branches during the next two fiscal years. Although numerous factors could influence the Bank’s expansion plans, the following discussion provides a general overview of the additional branch location that the Bank currently is considering.

Developed real property:

1391 South High Street, Harrisonburg, Virginia. There is a former bank branch building located on the property. Management anticipates minimal, if any, additional investment in the property in order to open a bank branch/commercial loan office at this location. The Bank has filed application for and received permission to open a branch at this location within the next 3-9 months.

Undeveloped real property:

Timberlake Road Area, Campbell County (Lynchburg), Virginia. As previously disclosed, the Bank has purchased real property located at the intersection of Turnpike and Timberlake Roads, Campbell County, Virginia. The Bank does not anticipate opening a branch at this location prior to 2015. The Bank has determined that the existing structure is not suitable for use as a bank branch.

Rustburg, Virginia. In March 2011, the Bank purchased real property near the intersection of Routes 501 and 24 in Rustburg, Virginia. The structure on the property has been removed. The Bank has not determined when it will open a branch at this location.

Appomattox, Virginia. In July, 2013 the Bank purchased real property located near the intersection of Confederate Boulevard and Moses Avenue for future branch expansion. The Bank has not determined when it will open a branch at this location.

The Bank estimates that the cost of improvements, furniture, fixtures, and equipment necessary to upfit the property at the undeveloped locations will be between $900,000 and $1,500,000 per location.

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

The following financial statements are filed as a part of this report:

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Balance Sheets, December 31, 2014 and December 31, 2013

Statements of Income, Years Ended December 31, 2014 and December 31, 2013

Statements of Comprehensive Income, Years Ended December 31, 2014 and December 31, 2013

Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2014 and December 31, 2013

Statements of Cash Flows, Years Ended December 31, 2014 and December 31, 2013

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

In order to ensure that Financial’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2014. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) in 2013, by the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2014.

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

/s/ Robert R. Chapman III	/s/ J. Todd Scruggs
Chief Executive Officer & President	Secretary-Treasurer (Principal Financial Officer)
March 20, 2015	March 20, 2015

See Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bank of the James Financial Group, Inc.

Lynchburg, Virginia

We have audited the accompanying consolidated balance sheets of Bank of the James Financial Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of the James Financial Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia March 20, 2015

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2014	2013
Assets

Cash and due from banks	$12,743	$16,671

Securities held-to-maturity (fair value of $2,699 in 2014 and $3,740 in 2013)	2,528	3,537
Securities available-for-sale, at fair value	24,395	46,091
Restricted stock, at cost	1,739	1,428

Loans, net of allowance for loan losses of $4,790 in 2014 and $5,186 in 2013	394,573	339,994
Loans held for sale	1,030	1,921
Premises and equipment, net	9,262	8,676
Interest receivable	1,246	1,360
Cash value - bank owned life insurance	9,512	9,230
Other real estate owned, net of valuation allowance	956	1,451
Income taxes receivable	945	448
Deferred tax asset, net	1,221	2,628
Other assets	715	1,076

Total assets	$460,865	$434,511

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$74,682	$63,256
NOW, money market and savings	227,761	226,709
Time	97,054	97,433

Total deposits	399,497	387,398

Federal funds purchased	3,189	4,108
FHLB borrowings	12,000	2,000
Capital notes	10,000	10,000
Interest payable	58	65
Other liabilities	1,345	1,168

Total liabilities	$426,089	$404,739

Stockholders’ equity

Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 3,371,616 as of December 31, 2014 and 3,364,874 as of December 31, 2013	$7,215	$7,201

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	2014	2013
Preferred stock; authorized 1,000,000 shares; none issued and outstanding as of December 31, 2014 and December 31, 2013	—	—
Additional paid-in-capital	22,919	22,868
Retained earnings	5,031	2,124
Accumulated other comprehensive (loss)	(389)	(2,421)

Total stockholders’ equity	$34,776	$29,772

Total liabilities and stockholders’ equity	$460,865	$434,511

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	For the Year Ended
	December 31,
	2014	2013
Interest Income
Loans	$17,511	$16,924
Securities

US Government and agency obligations	658	737
Mortgage backed securities	82	82
Municipals - taxable	244	308
Municipals - taxable exempt	111	229
Dividends	63	59
Other (Corporates)	43	59
Federal Funds sold	17	30

Total interest income	18,729	18,428

Interest Expense
Deposits
NOW, money market savings	486	494
Time Deposits	1,152	1,268
Federal Funds purchased	9	1
FHLB borrowings	76	76
Reverse repurchase agreements	2	—
Capital notes	600	600

Total interest expense	2,325	2,439

Net interest income	16,404	15,989

Provision for loan losses	55	540

Net interest income after provision for loan losses	16,349	15,449

Other operating income
Mortgage income	1,716	1,255

Service charges, fees and commissions	1,352	1,350

Increase in cash value of life insurance	282	299
Other	94	118

Gain on sales of available-for-sale securities, net	143	456

Total other operating income	3,587	3,478

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	2014	2013
Other operating expenses
Salaries and employee benefits	7,940	7,161
Occupancy	1,214	1,205
Equipment	1,234	1,043
Supplies	387	362

Professional, data processing, and other outside expense	2,241	2,294
Marketing	472	367
Credit expense	220	229
Other real estate expenses	206	506
FDIC insurance expense	262	573
Other	812	838
Amortization of tax credit investment	247	247

Total other operating expenses	15,235	14,825

Income before income taxes	4,701	4,102

Income tax expense	1,288	1,042

Net Income	$3,413	$3,060

Weighted average shares outstanding - basic	3,365,410	3,353,784

Weighted average shares outstanding - diluted	3,365,410	3,354,958

Earnings per common share - basic	$1.01	$0.91

Earnings per common share - diluted	$1.01	$0.91

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	For the Year Ended December 31,
	2014	2013
Net Income	$3,413	$3,060

Other comprehensive income (loss)
Unrealized gains (losses) on securities available-for-sale	3,220	(4,072)
Tax effect	(1,094)	1,384
Reclassification adjustment for gains included in net income (1)	(143)	(456)
Tax effect (2)	49	155

Other comprehensive income (loss), net of tax	2,032	(2,989)

Comprehensive income	$5,445	$71

(1)	Gains are included in “gain on sale of available-for-sale securities, net” on the consolidated statements of income.
(2)	The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands except per share amounts)

					Accumulated
			Additional	Retained	Other
	Total Shares	Common	Paid-in	Earnings	Comprehensive
	Outstanding	Stock	Capital	(Deficit)	Income (Loss)	Total

Balance at December 31, 2012	3,352,725	$7,175	$22,806	$(936)	$568	$29,613

Net Income	—	—	—	3,060	—	3,060

Exercise of stock options	12,149	26	62	—	—	88

Other Comprehensive Loss	—	—	—	—	(2,989)	(2,989)

Balance at December 31, 2013	3,364,874	$7,201	$22,868	$2,124	$(2,421)	$29,772

Net Income	—	—	—	3,413	—	3,413

Dividends paid on common stock ($0.15 per share)	—	—	—	(506)	—	(506)

Exercise of stock options	6,742	14	51	—	—	65

Other Comprehensive Income	—	—	—	—	2,032	2,032

Balance at December 31, 2014	3,371,616	$7,215	$22,919	$5,031	$(389)	$34,776

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2014	2013

Cash flows from operating activities
Net Income	$3,413	$3,060

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	756	720
Net amortization and accretion of premiums and discounts on securities	237	338
(Gain) on sales of available-for-sale securities	(143)	(456)
Provision for loan losses	55	540
Loss on sale of other real estate owned	21	13
Decrease (increase) in loans held-for-sale	891	(1,017)
Expense for deferred income taxes	362	278
Amortization of tax credit investment	247	247
(Increase) in cash value of life insurance	(282)	(299)
Loss on disposition of equipment	—	2
Decrease in interest receivable	114	197
Decrease in other assets	114	144
(Increase) decrease in income taxes receivable	(497)	176
(Decrease) in interest payable	(7)	(5)
Increase in other liabilities	177	485
Writedown on other real estate owned	167	368

Net cash provided by operating activities	$5,625	$4,791

Cash flows from investing activities
Purchases of securities held-to-maturity	$—	$(485)
Proceeds from maturities and calls of securities held-to-maturity	1,000	—
Purchases of securities available-for-sale	(3,140)	(30,367)
Proceeds from maturities, calls and paydowns of securities available-for-sale	120	2,316
Proceeds from sale of securities available-for-sale	27,708	27,867
Redemption of Federal Home Loan Bank stock	(311)	110
Proceeds from sale of other real estate owned	474	716
Origination of loans, net of principal collected	(54,801)	(21,048)
Proceeds from sale of equipment	—	15
Purchases of premises and equipment	(1,342)	(821)

Net cash (used in) investing activities	$(30,292)	$(21,697)

Cash flows from financing activities
Net increase (decrease) in deposits	$12,099	$(11,617)
Net increase (decrease) in federal funds purchased	(919)	4,108
Net increase in Federal Home Loan Bank advances	10,000	—
Dividends paid to common stockholders	(506)	—
Proceeds from exercise of stock options	65	88

Net cash provided by (used in) financing activities	$20,739	$(7,421)

(Decrease) in cash and cash equivalents	(3,928)	(24,327)

Cash and cash equivalents at beginning of period	$16,671	$40,998

Cash and cash equivalents at end of period	$12,743	$16,671

Non cash transactions
Transfer of loans to other real estate owned	$473	$860
Loans made to finance the sale of other real estate owned	306	424
Fair value adjustment for securities	3,077	(4,528)

Cash transactions
Cash paid for interest	$2,332	$2,444
Cash paid for taxes	1,425	1,275

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

Bank of the James was incorporated on October 23, 1998, and began banking operations on July 22, 1999. The Bank is a Virginia chartered bank and is engaged in lending and deposit gathering activities in Region 2000 and other markets in Central Virginia. It operates under the laws of Virginia and the Rules and Regulations of the Federal Reserve System and the Federal Deposit Insurance Corporation. The Bank’s locations consist of five branches (one of which is a limited service branch) in Lynchburg, Virginia, one in Forest, Virginia which includes the Mortgage Division, one in Madison Heights, Virginia, one in the Town of Amherst, Virginia, one in the City of Bedford, Virginia, and one in the Town of Altavista, Virginia. The Bank also operates a mortgage loan production office in Roanoke, Virginia and a limited service branch/loan production office in Charlottesville, Virginia.

Note 2 - Summary of significant accounting policies

Consolidation

The consolidated financial statements include the accounts of Bank of the James Financial Group, Inc. and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation and use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and valuation of other real estate owned.

Cash and cash equivalents

Cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within ninety days. Generally, federal funds are purchased and sold for one-day periods.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 2 - Summary of significant accounting policies (continued)

Past due status

Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual and potentially charged-off at an earlier date if collection of principal or interest is considered doubtful.

Non-accrual status

Financial stops accruing interest on a loan at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. At the time the loan is placed on non-accrual status, all previously accrued but not collected interest is reversed against interest income. While the loan is classified as non-accrual, any payments collected are accounted for using the cost-recovery method which requires the entire amount of the payment to be applied directly to principal, until qualifying for return to performing status. Loans may be, but are not always, returned to performing status when all the principal and interest amounts contractually due are brought current (within 90 days past due), future payments are reasonably assured, and contractually required payments have been made on a timely basis for at least six consecutive months.

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market are sold, servicing released, and carried at the lower of cost or estimated fair value, which is determined in the aggregate based on sales commitments to permanent investors or on current market rates for loans of similar quality and type. In addition, the Company requires a firm purchase commitment from a permanent investor before a loan can be closed, thus limiting interest rate risk. The amount of interest rate lock commitments is currently an immaterial amount.

Allowance for loan losses

The allowance for loan losses is established as losses that are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

December 31, 2014 and 2013

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

A loan is considered impaired when, based on current information and events, it is probable that Financial will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by evaluating the discounted cash flows or fair value of the underlying collateral, if the loan is collateral dependent.

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

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 2 - Summary of significant accounting policies (continued)

Troubled debt restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loans reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. In cases where borrowers are granted new terms that generally (although not required to be considered a TDR) provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Bank had $376 and $564 classified as TDRs as of December 31, 2014 and 2013, respectively.

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

Bank owned life insurance

Financial has purchased life insurance policies on certain key employees. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value.

Other real estate owned

Other real estate owned consists of properties acquired through foreclosure or deed in lieu of foreclosure. These properties are carried at fair market value less estimated costs to sell at the date of foreclosure. Losses from the acquisition of property in full or partial satisfaction of loans are charged against the allowance for loan losses. Subsequent write-downs, if any, are charged against expense. Gains and losses on the sales of foreclosed properties are included in determining net income in the year of the sale. Operating costs after acquisition are expensed.

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

December 31, 2014 and 2013

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income. At December 31, 2014 and 2013, there were no liabilities recorded for unrecognized tax benefits.

Stock options

Current accounting guidance requires the costs resulting from all share-based payments to employees be recognized in the financial statements. Stock-based compensation is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value.

There were no options granted in 2014 or 2013.

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

As of December 31, 2014, all compensation expense related to the Company’s option plan had been recognized. The Company’s ability to grant additional option shares under the 1999 Plan has expired.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 2 - Summary of significant accounting policies (continued)

Earnings per common share

Basic earnings per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

Reclassification

Management has made certain immaterial reclassifications to conform to the 2014 presentation.

Comprehensive income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains (losses) on available-for-sale securities.

Marketing

The Company expenses advertising costs as incurred. Advertising expenses were $472 and $367 for 2014 and 2013, respectively.

Note 3 - Restrictions on cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were approximately $4,987 and $3,381 for the weeks including December 31, 2014 and 2013, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 4 - Securities

A summary of the amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Held-to-maturity
U.S. agency obligations	$2,528	$171	$—	$2,699

Available-for-sale
U.S. agency obligations	$14,090	$—	$(592)	$13,498
Mortgage-backed securities	2,042	—	(60)	1,982
Municipals	7,832	114	(47)	7,899
Corporates	1,020	—	(4)	1,016

	$24,984	$114	$(703)	$24,395

	December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Held-to-maturity
U.S. agency obligations	$3,537	$203	$—	$3,740

Available-for-sale
U.S Treasuries	$3,907	$—	$(296)	$3,611
U.S. agency obligations	22,544	—	(2,436)	20,108
Mortgage-backed securities	5,450	11	(150)	5,311
Municipals	15,845	35	(742)	15,138
Corporates	2,011	—	(88)	1,923

	$49,757	$46	$(3,712)	$46,091

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 4 –Securities (continued)

Temporarily Impaired Securities

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014 and 2013:

December 31, 2014	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. agency obligations	$999	$1	$11,502	$591	$12,501	$592
Mortgage-backed securities	—	—	1,982	60	1,982	60
Corporates	—	—	1,016	4	1,016	4
Municipals	771	9	3,192	38	3,963	47

Total temporarily impaired securities	$1,770	$10	$17,692	$693	$19,462	$703

December 31, 2013	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasuries	$3,611	$296	$—	$—	$3,611	$296
U.S. agency obligations	14,087	1,473	5,021	963	19,108	2,436
Mortgage-backed securities	4,830	150	—	—	4,830	150
Municipals	11,163	574	1,479	168	12,642	742
Corporates	1,923	88	—	—	1,923	88

Total temporarily impaired securities	$35,614	$2,581	$6,500	$1,131	$42,114	$3,712

U.S. agency obligations. The unrealized losses on the 9 investments in U.S. agency obligations at December 31, 2014 were caused by an increase in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2014. Each of these 9 investments carries an S&P investment grade rating of AA.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 4 –Securities (continued)

Mortgage-backed securities. The unrealized loss on the single investment in a U.S. government agency mortgage-backed security at December 31, 2014 was caused by an increase in interest rates. The contractual terms of this investment does not permit the issuer to settle the security at a price less than the amortized cost basis of the investment. Because the Bank does not intend to sell this investment and it is not more likely than not that the Bank will be required to sell the investment before recovery of the amortized cost basis, which may be maturity, the Bank does not consider this investment to be other-than-temporarily impaired at December 31, 2014. This investment carries an S&P investment grade rating of AA.

Municipals. The unrealized losses on the 8 investments in municipal obligations at December 31, 2014 were caused by an increase in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2014. Each of these 8 investments carries an S&P investment grade rating of AA or above.

Corporates. The unrealized loss on the single investment in a domestic corporate issued security at December 31, 2014 was caused by an increase in interest rates. The contractual terms of this investment does not permit the issuer to settle the security at a price less than the amortized cost basis of the investment. Because the Bank does not intend to sell the investment and it is not more likely than not that the Bank will be required to sell the investment before recovery of the amortized cost basis, which may be maturity, the Bank does not consider this investment to be other-than-temporarily impaired at December 31, 2014. This investment carries an S&P investment grade rating of AA.

The amortized costs and fair values of securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Values	Amortized Cost	Fair Values

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	2,528	2,699	479	515
Due after five years through ten years	—	—	12,549	12,218
Due after ten years	—	—	11,956	11,662

	$2,528	$2,699	$24,984	$24,395

The Bank received $27,708 in proceeds from sales of securities available-for-sale in 2014. Gross realized gains amounted to $160 and gross realized losses amounted to $17. The Bank received $27,867 in proceeds from sales of securities available-for-sale in 2013. Gross realized gains amounted to $514 and gross realized losses amounted to $58.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 4 –Securities (continued)

The amortized costs of securities pledged as collateral for public deposits and other short term borrowings were approximately $11,828 and $7,666 (fair value of $11,828 and $7,385) at December 31, 2014 and 2013, respectively.

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

December 31, 2014 and 2013

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

December 31, 2014 and 2013

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

December 31, 2014 and 2013

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

A summary of loans, net is as follows:

	December 31,
	2014	2013

Commercial	$63,259	$55,803
Commercial real estate	207,262	172,117
Consumer	76,380	71,165
Residential	52,462	46,095

Total loans (1)	399,363	345,180

Less allowance for loan losses	4,790	5,186

Net loans	$394,573	$339,994

(1)	Includes net deferred loan costs of $330 and $561, respectively.

The amount of overdrafts reclassified as loans was $12 and $8 as of December 31, 2014 and 2013, respectively.

The Company’s officers, directors and their related interests have various types of loan relationships with the Bank. The total outstanding balances of these related party loans at December 31, 2014 and 2013 were $16,786 and $12,399 respectively. During 2014, new loans and advances amounted to $6,874 and repayments amounted to $2,487.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 5 - Loans and allowance for loan losses (continued)

The following tables set forth information regarding impaired and non-accrual loans as of December 31, 2014 and 2013:

Loans on Non-Accrual Status

	As of December 31,
	2014	2013
Commercial	$1,965	$1,585
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	212	537
Commercial Mortgages-Non-Owner Occupied	70	353
Commercial Construction	460	375
Consumer
Consumer Unsecured	—	—
Consumer Secured	20	33
Residential:
Residential Mortgages	689	183
Residential Consumer Construction	90	—

Totals	$3,506	$3,066

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 5 - Loans and allowance for loan losses (continued)

	Impaired Loans As of and for the Year Ended December 31, 2014
2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$2,017	$2,280	$—	$2,641	$63
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,835	2,835	—	1,687	152
Commercial Mortgage Non-Owner Occupied	1,078	1,128	—	1,041	75
Commercial Construction	460	1,194	—	606	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	21	21	—	21	1
Residential
Residential Mortgages	934	1,058	—	702	58
Residential Consumer Construction	—	—	—	—	—

With an Allowance Recorded:
Commercial	$1,406	$1,861	$713	$990	$29
Commercial Real Estate
Commercial Mortgages-Owner Occupied	852	1,029	63	1,636	36
Commercial Mortgage Non-Owner Occupied	126	126	32	173	7
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	119	119	119	80	7
Residential
Residential Mortgages	829	968	131	1,257	52
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$3,423	$4,141	$713	$3,631	$92
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,687	3,864	63	3,323	188
Commercial Mortgage Non-Owner Occupied	1,204	1,254	32	1,214	82
Commercial Construction	460	1,194	—	606	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	140	140	119	101	8
Residential
Residential Mortgages	1,763	2,026	131	1,959	110
Residential Consumer Construction	—	—	—	—	—

	$10,677	$12,619	$1,058	$10,834	$480

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 5 - Loans and allowance for loan losses (continued)

	Impaired Loans As of and for the Year Ended December 31, 2013
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

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 5 - Loans and allowance for loan losses (continued)

Changes in Allowance Methodology

Beginning with the quarter ended December 31, 2014, the Company changed its methodology for determining the historical loss portion of general reserves assigned to unimpaired credits. In prior periods, a rolling three year historical “look-back” period was utilized in the determination of historical loss rates to apply to the segments of the loan portfolio in the determination of general reserves. At December 31, 2014, the Company changed this period to a four year rolling historical “look-back” period.

The Company believes the expanded four year “look-back” period is more indicative of the losses and risks inherent in the portfolio, given the ongoing economic cycle and as the Bank expands into new markets.

The following table represents the effect on the loan loss provision for the year ended December 31, 2014 as a result of the change in allowance methodology from that used in prior periods.

	Calculated Provision Based on Current Methodology	Calculated Provision Based on Prior Methodology	Difference
Portfolio Segment:	(in thousands)	(in thousands)	(in thousands)
Commercial	$334	$234	$100
Commercial Real Estate	(260)	(1,006)	746
Consumer	(83)	(259)	176
Residential	64	41	23

Total	$55	$(990)	$1,045

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 5 - Loans and allowance for loan losses (continued)

The following tables set forth the allowance for loan losses activity for the years ended December 31, 2014 and 2013:

	Allowance for Loan Losses and Recorded Investment in Loans For the Year Ended December 31, 2014
2014	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Loan Losses:

Beginning Balance	$1,015	$2,631	$935	$605	$5,186
Charge-offs	(165)	(187)	(79)	(120)	(551)
Recoveries	51	10	39	—	100
Provision	334	(260)	(83)	64	55

Ending Balance	$1,235	$2,194	$812	$549	$4,790

Ending Balance: Individually evaluated for impairment	$713	$95	$119	$131	$1,058

Ending Balance: Collectively evaluated for impairment	522	2,099	693	418	3,732

Totals:	$1,235	$2,194	$812	$549	$4,790

Loans:

Ending Balance: Individually evaluated for impairment	$3,423	$5,351	$140	$1,763	$10,677

Ending Balance: Collectively evaluated for impairment	59,386	201,911	76,240	50,699	388,686

Totals:	$63,259	$207,262	$76,380	$52,462	$399,363

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 5 - Loans and allowance for loan losses (continued)

	Allowance for Loan Losses and Recorded Investment in Loans For the Year Ended December 31, 2013
2013	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Loan Losses:

Beginning Balance	$987	$2,849	$1,057	$642	$5,535
Charge-offs	(19)	(932)	(126)	(28)	(1,105)
Recoveries	37	42	137	—	216
Provision	10	672	(133)	(9)	540

Ending Balance	$1,015	$2,631	$935	$605	$5,186

Ending Balance: Individually evaluated for impairment	$406	$294	$40	$224	$964

Ending Balance: Collectively evaluated for impairment	609	2,337	895	381	4,222

Totals:	$1,015	$2,631	$935	$605	$5,186

Loans:

Ending Balance: Individually evaluated for impairment	$3,838	$4,933	$61	$2,154	$10,986

Ending Balance: Collectively evaluated for impairment	51,965	167,184	71,104	43,941	334,194

Totals:	$55,803	$172,117	$71,165	$46,095	$345,180

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 5 - Loans and allowance for loan losses (continued)

Age Analysis of Past Due Loans as of December 31, 2014
2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$21	$80	$1,965	$2,066	$61,193	$63,259	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	192	—	212	404	77,304	77,708	—
Commercial Mortgages-Non-Owner Occupied	86	—	70	156	119,019	119,175	—

Commercial Construction	—	—	460	460	9,919	10,379	—

Consumer:

Consumer Unsecured	11	—	—	11	5,749	5,760	—

Consumer Secured	15	—	—	15	70,605	70,620	—

Residential:

Residential Mortgages	626	48	525	1,199	43,745	44,944	—
Residential Consumer Construction	29	—	—	29	7,489	7,518	—

Total	$980	$128	$3,232	$4,340	$395,023	$399,363	$—

Age Analysis of Past Due Loans as of December 31, 2013
2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$389	$—	$1,586	$1,975	$53,828	$55,803	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	1,099	—	409	1,508	63,813	65,321	—
Commercial Mortgages-Non-Owner Occupied	96	—	85	181	94,542	94,723	—

Commercial Construction	—	—	375	375	11,698	12,073	—

Consumer:

Consumer Unsecured	5	—	—	5	4,717	4,722	—

Consumer Secured	71	—	33	104	66,339	66,443	—

Residential:

Residential Mortgages	704	—	183	887	39,909	40,796	—
Residential Consumer Construction	—	95	—	95	5,204	5,299	—

Total	$2,364	$95	$2,671	$5,130	$340,050	$345,180	$—

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 5 - Loans and allowance for loan losses (continued)

	Credit Quality Information - by Class December 31, 2014
2014	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$58,745	$725	$224	$3,565	$—	$63,259

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	71,087	1,718	1,216	3,687	—	77,708

Commercial Mortgages-Non-Owner Occupied	112,560	1,586	3,971	1,058	—	119,175

Commercial Construction	9,919	—	—	460	—	10,379

Consumer

Consumer Unsecured	5,673	—	—	87	—	5,760

Consumer Secured	69,527	554	136	403	—	70,620

Residential:

Residential Mortgages	41,578	1,258	120	1,988	—	44,944

Residential Consumer Construction	7,428	—	—	90	—	7,518

Totals	$376,517	$5,841	$5,667	$11,338	$—	$399,363

	Credit Quality Information - by Class December 31, 2013
2013	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$48,827	$2,109	$979	$3,888	$—	$55,803

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	58,740	2,355	1,356	2,870	—	65,321

Commercial Mortgages-Non-Owner Occupied	85,474	2,737	5,468	1,044	—	94,723

Commercial Construction	11,455	—	—	618	—	12,073

Consumer

Consumer Unsecured	4,721	—	—	1	—	4,722

Consumer Secured	65,056	814	283	290	—	66,443

Residential:

Residential Mortgages	36,962	786	589	2,459	—	40,796

Residential Consumer Construction	5,299	—	—	—	—	5,299

Totals	$316,534	$8,801	$8,675	$11,170	$—	$345,180

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 5 - Loans and allowance for loan losses (continued)

Troubled Debt Restructurings (TDRs)

There were no loan modifications that would have been classified as Troubled Debt Restructurings (TDR) during the twelve months ended December 31, 2014 and 2013.

There were no loan modifications classified as TDRs within the last twelve months that defaulted (90 days past due) during the twelve months ended December 31, 2014 and 2013.

Note 6 - Other real estate owned

At December 31, 2014 and 2013, OREO was $956 and $1,451 respectively. OREO is primarily comprised of residential properties and non-residential properties associated with commercial relationships, and are located in Virginia. The following table represents the changes in OREO balance in 2014 and 2013.

OREO Changes
	Year Ended December 31,
	2014	2013
Balance at the beginning of the year (net)	$1,451	$2,112
Transfers from Loans	473	860
Write-downs to OREO expense	(167)	(368)
Sales	(780)	(1,140)
(Loss) on sales	(21)	(13)

Balance at the end of the year (net)	$956	$1,451

The following table sets forth the OREO expenses in 2014 and 2013

OREO Expense
	Year Ended December 31,
	2014	2013
Loss on sales	$21	$13
Write-downs	167	368
Expenses	18	125

Total	$206	$506

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 7 – Premises and equipment

Premises and equipment at December 31, 2014 and 2013 are summarized as follows:

	December 31,
	2014	2013
Land	$3,014	$3,014
Building and improvements	5,261	5,361
Construction in progress	877	55
Furniture and equipment	5,477	5,185
Leasehold improvements	1,579	1,535
Software	1,981	1,724

	18,189	16,874

Less accumulated depreciation	8,927	8,198

Net premises and equipment	$9,262	$8,676

Total depreciation and amortization expense related to premises and equipment for the years ended December 31, 2014 and 2013 was $756 and $720, respectively.

Note 8 - Deposits

A summary of deposit accounts is as follows:

	December 31,
	2014	2013
Demand
Noninterest bearing	$74,682	$63,256
Interest bearing	104,786	96,001
Savings	122,975	130,708
Time, $250,000 or more	8,785	7,708
Other time	88,269	89,725

	$399,497	$387,398

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 8 - Deposits (continued)

At December 31, 2014, maturities of time deposits are scheduled as follows:

Year Ending December 31,	Amount

2015	$54,424
2016	11,035
2017	10,608
2018	9,917
2019	11,070

$97,054

The Bank held related party deposits of $2,241 and $3,472 at December 31, 2014 and 2013, respectively.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 9 – Business Segments (continued)

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for years ended December 31, 2014 and 2013 was as follows:

Business Segments

	Community Banking	Mortgage	Total
For the year ended December 31, 2014
Net interest income	$16,404	$—	$16,404
Provision for loan losses	55	—	55

Net interest income after provision for loan losses	16,349	—	16,349
Noninterest income	1,857	1,730	3,587
Noninterest expenses	13,811	1,424	15,235

Income before income taxes	4,395	306	4,701
Income tax expense	1,184	104	1,288

Net income	$3,211	$202	$3,413

Total assets	$459,804	$1,061	$460,865

For the year ended December 31, 2013
Net interest income	$15,989	$—	$15,989
Provision for loan losses	540	—	540

Net interest income after provision for loan losses	15,449	—	15,449
Noninterest income	2,223	1,255	3,478
Noninterest expenses	13,853	972	14,825

Income before income taxes	3,819	283	4,102
Income tax expense	962	80	1,042

Net income	$2,857	$203	$3,060

Total assets	$432,522	$1,989	$434,511

Note 10 – Capital notes

During the third quarter of 2012, Financial closed the private placement of unregistered debt securities (the “2012 Offering”) pursuant to which Financial issued $10 million in principal of notes (the “2012 Notes”). The 2012 Notes have not been and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The 2012 Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. The 2012 Notes mature on April 1, 2017, but are subject to prepayment in whole or in part on or after April 1, 2013 at Financial’s sole discretion on 30 days written notice to the holders. Financial used $7 million of the proceeds from the 2012 Offering in April 2012 to pay on maturity the principal due on notes issued in 2009.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 11 – Other borrowings

Other borrowings consist of the following at December 31, 2014 and 2013:

	As of December 31,
	2014	2013
Short Term:
Federal funds purchased
Balance at end of year	$3,189	$4,108
Maximum month-end outstanding balance	5,976	4,108
Average outstanding balance during the year	963	204
Average interest rate during the year	0.93%	0.49%
Average interest rate at end of year	0.96%	0.50%

FHLB Borrowings:
Federal Home Loan Bank advances
Balance at end of year	$12,000	$2,000
Maximum month-end outstanding balance	12,000	2,000
Average outstanding balance during the year	2,082	2,000
Average interest rate during the year	3.65%	3.79%
Average interest rate at end of year	2.56%	3.79%

Short-term borrowings may consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings may also include Federal funds purchased, which are unsecured overnight borrowings from other financial institutions.

Unsecured federal fund lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $11,000, Zions Bank, $4,000, PNC Bank, $6,000 and Suntrust Bank, $3,000. In addition, the Bank maintains a $5,000 reverse repurchase agreement with Suntrust whereby securities may be pledged as collateral in exchange for funds for a minimum of 30 days with a maximum of 90 days. The Bank also maintains a secured federal funds line with Community Bankers’ Bank whereby it may pledge securities as collateral with no specified minimum or maximum amount or term.

The Bank is also a member of the Federal Home Loan Bank of Atlanta (“FHLBA”). The Bank’s available credit through the FHLBA is $90,370 as of December 31, 2014, the most recent calculation. Of this amount the Bank has borrowed $12,000 under the following terms:

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 11 – Other borrowings (continued)

Amount	Type	Rate	Ultimate Maturity Date

$2,000	Fixed rate credit	3.785%	4/15/2015
10,000	Daily rate credit	0.300%	N/A

$12,000	Total	0.880%

These advances are secured by first liens on 1-4 family residential mortgages in the Company’s portfolio.

Note 12 - Income taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2011.

Income tax expense attributable to income before income tax expense is summarized as follows:

	December 31,
	2014	2013
Current federal income tax expense	$1,130	$954
Deferred federal income tax expense	362	278
Tax credits	(204)	(190)

Income tax expense	$1,288	$1,042

Income tax expense differed from amounts computed by applying the U.S. Federal income tax rate of 34% to income before income tax expense as a result of the following:

	2014	2013
Computed “expected” income tax expense	$1,599	$1,395
Increase (reduction) in income tax resulting from:
Non-taxable income	(134)	(180)
Non-deductible expenses	27	17
Tax credits	(204)	(190)

Income tax expense	$1,288	$1,042

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 12 - Income taxes (continued)

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

	2014	2013
Deferred tax assets
Allowance for loan losses	$785	$977
Unrealized loss on available-for-sale securities	201	1,246
OREO	169	197
Non-accrual interest	484	399
Carryover of tax credits	—	240

Gross deferred tax assets	1,639	3,059

Deferred tax liabilities
Depreciation	208	246
Other	194	169
Prepaid expenses	16	16

Gross deferred tax liabilities	418	431

Net deferred tax asset	$1,221	$2,628

Note 13 – Earnings per common share (EPS)

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

The basic and diluted earnings per share calculations are as follows:

	2014	2013
Numerator:
Net income available to stockholders	$3,413	$3,060

Basic EPS weighted average shares outstanding	3,365,410	3,353,784
Effect of dilutive securities:
Incremental shares attributable to stock options	—	1,174

Diluted EPS weighted-average shares outstanding	3,365,410	3,354,958

Basic earnings per common share	$1.01	$0.91

Diluted earnings per common share	$1.01	$0.91

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 13 – Earnings per share (EPS) (continued)

At December 31, 2014, 69,372 option shares were excluded from the 2014 earnings per share calculation because their effects were anti-dilutive. At December 31, 2013, 111,371 option shares were excluded from the 2013 earnings per share calculation because their effects were anti-dilutive.

Note 14 – Retirement plans

Defined contribution benefit plan. The Company adopted a 401(k) defined contribution plan on October 1, 2000, which is administered by the Virginia Bankers’ Association. Participants have the right to contribute up to a maximum of 19% of pretax annual compensation or the maximum allowed under Section 401(g) of the Internal Revenue Code, whichever is less. The Company contributed $148 and $125 to the plan on behalf of the employees for the years ended December 31, 2014 and 2013, respectively.

Supplemental Executive Retirement Plan. A Supplemental Executive Retirement Plan (SERP) was established to provide participating executives (as determined by the Company’s Board of Directors) with benefits that cannot be provided under the 401(k) as a result of limitations imposed by the Internal Revenue Code. The SERP will also provide benefits to eligible employees or their survivors, as applicable, if they die, retire, or are terminated under certain circumstances. SERP expense totaled $207 and $171 for the years ended December 31, 2014 and 2013, respectively.

The Company funds the plan through a modified endowment contract. Income recorded for the plan represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of December 31, 2014 and 2013, the life insurance policies had cash surrender values of approximately $9,512 and $9,230, respectively.

Note 15 – Stock option plan

On October 21, 1999, the Board of Directors adopted the “1999 Stock Option Plan” for officers and employees. The ability to grant shares under the 1999 Stock Option Plan expired on October 21, 2009. The plan expired with 25,832 shares not granted.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 15 – Stock option plan (continued)

Stock option plan activity for the year ended December 31, 2014 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value

Options outstanding, January 1, 2014	111,371	$10.73

Exercised	(6,742)	9.55

Forfeited	(35,257)	9.57

Options outstanding, December 31, 2014	69,372	11.44	0.96	$—

Options exercisable, December 31, 2014	69,372	$11.44	0.96	$—

The intrinsic value of options exercised during 2014 and 2013 respectively was $5 and $25. The intrinsic value represents the amount by which the current market value of the underlying stock exceeds the exercise price. This amount changes based on changes in the market value of the Company’s common stock. There is no additional unrecognized compensation expense related to option awards associated with the 1999 Stock Option Plan.

The following is summarized information concerning currently outstanding and exercisable options as adjusted for all stock dividends previously declared and paid:

Options Outstanding and Exercisable
Range of Exercise Prices ($)	Number of Options	Remaining Contractual Life	Weighted Average Exercise Price ($)
10.84	2,620	0.1 years	10.84
11.45 to 12.79	66,752	0.99 years	11.46
10.84 to 12.79	69,372	0.96 years	11.44

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

In October, 2014, Financial’s board of directors authorized a share repurchase program. The plan, which expires in October, 2015, authorizes Financial to buy back up to 100,000 shares of common stock on such terms and conditions as the Company deems favorable. As of March 20, 2015, Financial has not repurchased any shares under the plan.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2014 that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual regulatory capital amounts and ratios for December 31, 2014 and 2013 are also presented in the table below.

As of December 31, 2014, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 17 - Regulatory matters (continued)

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The capital ratios for the Bank for 2014 and 2013 are set forth in the following table:

	December 31, 2014
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)	$48,165	13.04%	$29,548	> 8.00%	$36,935	> 10.00%
Tier I capital
(to risk-weighted assets)	$43,546	11.79%	$14,774	> 4.00%	$22,161	> 6.00%
Tier I capital (leverage)
(to average assets)	$43,546	9.63%	$18,091	> 4.00%	$22,614	> 5.00%

	December 31, 2013
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)	$43,796	13.18%	$26,582	> 8.00%	$32,228	> 10.00%
Tier I capital
(to risk-weighted assets)	$39,630	11.93%	$13,291	> 4.00%	$19,937	> 6.00%
Tier I capital (leverage)
(to average assets)	$39,630	9.11%	$17,409	> 4.00%	$21,762	> 5.00%

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

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 18 – Contingent liabilities

The Bank rents, under non-cancelable leases, four of its banking facilities, one mortgage production office, and one commercial loan production office. The original lease for 615 Church Street expired on July 31, 2009. On August 1, 2009, the Bank elected to enter into a new 10 year lease for this property. The Bank has 4.5 years remaining on this lease.

The Bank entered into a lease agreement for 828 Main Street with Jamesview Investments, LLC of which a Board member is a 100% owner. The initial term of the lease is 10 years with two five year renewal options for a total of 20 years. The Bank has 9.5 years remaining on this lease including option periods. The total expense to be incurred by the Bank over the entire course of the lease, including options to extend, is estimated to be $4,277.

In December 2005, the Bank entered into a lease agreement for 4935 Boonsboro Road. The initial term of the lease was 5 years with two five year renewal options for a total of 15 years. The Bank has 6 years remaining on this lease including one remaining option period.

In September 2013, the Bank entered into a lease agreement for 1430 Rolkin Court in Charlottesville, VA. Lease payments did not begin on the property until the upfit was completed on January 1, 2014. The initial term of the lease is 5 years with one five year renewal option for a total of 10 years. The Bank has 9 years remaining on this lease including the one option period.

Rental expenses under operating leases were $542 and $516 for the years ended December 31, 2014 and 2013, respectively.

The current minimum annual rental commitments under the non-cancelable leases in effect at December 31, 2014 are as follows:

Year Ending	Amount
2015	503
2016	461
2017	468
2018	475
2019	260
Thereafter	—

$2,167

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

December 31, 2014 and 2013

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

At December 31, 2014, the Bank had rate lock commitments to originate mortgage loans through its Mortgage Division amounting to approximately $4,534 and loans held for sale of $1,030. The Bank has entered into corresponding commitments with third party investors to sell each of these loans that close. No other obligation exists. As a result of these contractual relationships with these investors, the Bank is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

Financial instruments whose contract amounts represent credit risk are as follows:

	Contract Amounts at
	December 31,
	2014	2013

Commitments to extend credit	$83,312	$70,944

Standby letters of credit	$4,252	$1,140

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

December 31, 2014 and 2013

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

The Bank maintains a significant portion of its cash balances with one financial institution. Uninsured cash balances were approximately $2,463 and $5,529, which consisted of the total balances in two accounts at the Federal Home Loan Bank of Atlanta and the balance (net of $250 FDIC coverage) held in one account at Community Bankers’ Bank, at December 31, 2014 and 2013, respectively. The decrease from 2013 to 2014 is primarily due to a decrease in the required balance related to the Bank’s account with Community Bankers’ Bank.

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

December 31, 2014 and 2013

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

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 21 – Fair value measurements (continued)

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period.

		Carrying Value at December 31, 2014
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. agency obligations	$13,498	$—	$13,498	$—
Mortgage-backed securities	1,982	—	1,982	—
Municipals	7,899	—	7,899	—
Corporates	1,016	—	1,016	—

Total available-for-sale securities	$24,395	$—	$24,395	$—

		Carrying Value at December 31, 2013
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S treasuries	$3,611	$—	$3,611	$—
U.S. agency obligations	20,108		20,108
Mortgage-backed securities	5,311	—	5,311	—
Municipals	15,138	—	15,138	—
Corporates	1,923	—	1,923	—

Total available-for-sale securities	$46,091	$—	$46,091	$—

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 21 – Fair value measurements (continued)

Loans held for sale

Loans held for sale are measured at lower of cost or fair value. Under ASC 820, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. Because quotes and bids on loans held for sale are available in active markets, loans held for sale are considered to be Level 2.

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

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected when due. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. The carrying values of all impaired loans are considered to be Level 3.

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

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 21 – Fair value measurements (continued)

Any fair value adjustments are recorded in the period incurred and expensed against current earnings. The carrying values of all OREO are considered to be Level 3.

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period.

		Carrying Value at December 31, 2014
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans*	$3,045	$—	$—	$3,045

Loans held for sale	$1,030	$—	$1,030	$—

Other real estate	$956	$—	$—	$956

*	Includes loans charged down during the year to the net realizable value of the collateral.

		Carrying Value at December 31, 2013
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans*	$4,307	$—	$—	$4,307

Loans held for sale	$1,921	$—	$1,921	$—

Other real estate	$1,451	$—	$—	$1,451

*	Includes loans charged down during the year to the net realizable value of the collateral.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 21 – Fair value measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2014 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$3,045	Discounted appraised value	Selling cost	5% - 10%(6%)
			Discount for lack of marketability and age of appraisal	0% - 45%(15%)
OREO	$956	Discounted appraised value	Selling cost	5% - 10%(6%)
			Discount for lack of marketability and age of appraisal	0% - 25%(15%)

Financial Instruments

Cash, cash equivalents and federal funds sold

The carrying amounts of cash and short-term instruments approximate fair values.

Securities

Fair values of securities, excluding restricted investments in Federal Reserve Bank stock, Federal Home Loan Bank stock, and Community Bankers’ Bank stock are based on quoted prices available in an active market. If quoted prices are available, these securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow.

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

Restricted securities noted above are classified as such because their ownership is restricted to certain types of entities and there is no established market for their resale. When the stock is repurchased, the shares are repurchased at the stock’s book value; therefore, the carrying amount of restricted securities approximate fair value. Restricted securities are considered to be Level 2.

Loans

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain fixed rate loans are based on quoted market prices of similar loans

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

Loans held for sale are measured at the lower of cost or fair value. Fair values of loans held for sale are estimated as described above. The carrying values of all loans held for sale are considered to be Level 2.

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

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at December 31, 2014 and 2013 and therefore are not included in the table below.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 21 – Fair value measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows:

		Fair Value Measurements at December 31, 2014 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$12,743	$12,743	$—	$—	$12,743
Securities
Available-for-sale	24,395	—	24,395	—	24,395
Held-to-maturity	2,528	—	2,699	—	2,699
Restricted stock	1,739	—	1,739	—	1,739
Loans, net	394,573	—	—	401,281	401,281
Loans held for sale	1,030	—	1,030	—	1,030
Interest receivable	1,246	—	1,246	—	1,246
BOLI	9,512	—	9,512	—	9,512

Liabilities
Deposits	$399,497	$—	$400,351	$—	$400,351
FHLB borrowings	12,000	10,000	2,005	—	12,005
Fed funds purchased	3,189	3,189	—	—	3,189
Capital notes	10,000	—	10,023	—	10,023
Interest payable	58	—	58	—	58

		Fair Value Measurements at December 31, 2013 using
	Carrying Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash and due from banks	$16,671	$16,671	$—	$—	$16,671
Securities
Available-for-sale	46,091	—	46,091	—	46,091
Held-to-maturity	3,537	—	3,740	—	3,740
Restricted stock	1,428	—	1,428	—	1,428
Loans, net	339,994	—	—	346,658	346,658
Loans held for sale	1,921	—	1,921	—	1,921
Interest receivable	1,360	—	1,360	—	1,360
BOLI	9,230	—	9,230	—	9,230

Liabilities
Deposits	$387,398	$—	$388,363	$—	$388,363
FHLB borrowings	2,000	—	2,018	—	2,018
Fed funds purchased	4,108	4,108	—	—	4,108
Capital notes	10,000	—	10,091	—	10,091
Interest payable	65	—	65	—	65

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

December 31, 2014 and 2013

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

In June 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation. Additionally, the existing requirements for the

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 22 - Impact of recently issued accounting standards (continued)

recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-11 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and are intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure. The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-14. Early adoption is permitted provided the entity has already adopted ASU 2014-14. The Company is currently assessing the impact that ASU 2014-14 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 22 - Impact of recently issued accounting standards (continued)

reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

Note 23 – Condensed financial statements of parent company

Financial information pertaining only to Bank of the James Financial Group, Inc. is as follows:

Balance Sheet

	December 31,
	2014	2013
Assets
Cash	$1,375	$2,430
Taxes receivable	225	175

Investment in subsidiaries	43,157	37,210

Other assets	19	26

Total assets	$44,776	$39,841

Liabilities and stockholders’ equity

Capital notes	$10,000	$10,000
Other liabilities	—	69

Total liabilities	10,000	10,069

Common stock $2.14 par value	$7,215	$7,201
Additional paid-in-capital	22,919	22,868
Retained earnings	5,031	2,124
Accumulated other comprehensive (loss)	(389)	(2,421)

Total stockholders’ equity	$34,776	$29,772

Total liabilities and stockholders’ equity	$44,776	$39,841

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 23 – Condensed financial statements of parent company (continued)

Statements of Income

	Years Ended December 31,
	2014	2013

Income	$—	$—

Operating expenses
Interest on capital notes	600	600
Legal and professional fees	103	101
Other expense	58	53

Total expenses	761	754

Income tax (benefit)	(259)	(256)

(Loss) before equity in undistributed income of subsidiaries	(502)	(498)

Equity in undistributed income of subsidiaries	3,915	3,558

Net income	$3,413	$3,060

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

(dollars in thousands, except per share data)

Note 23 – Condensed financial statements of parent company (continued)

Statements of Cash Flows

	Years Ended December 31,
	2014	2013

Cash flows from operating activities
Net income	$3,413	$3,060

Adjustments to reconcile net income to net cash used in operating activities
(Increase) decrease in income taxes receivable	(50)	1
Decrease in other assets	7	9
Increase (decrease) in other liabilities	(69)	69
Equity in undistributed net (income) of Bank of the James	(3,915)	(3,558)

Net cash (used in) operating activities	$(614)	$(419)

Cash flows from financing activities
Proceeds from exercise of stock options	65	88
Dividends paid to common stockholders	(506)	—

Net cash (used in) provided by financing activities	$(441)	$88

(Decrease) in cash and cash equivalents	$(1,055)	$(331)

Cash and cash equivalents at beginning of period	2,430	2,761

Cash and cash equivalents at end of period	$1,375	$2,430

Note 24 - Subsequent events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2014. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2014, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.	Controls and Procedures

Financial’s management, including Financial’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2014. Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Financial’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that Financial files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management’s annual report on internal control over financial reporting is incorporated herein by reference to Financial’s audited Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

There have been no significant changes during the quarter ended December 31, 2014, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Part of the response to this Item will be included in the information set forth under the headings “Nominees and Continuing Directors,” “Corporate Governance and the Board of Directors Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Financial’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, which Proxy Statement will be filed with the SEC within 120 days of the end of the Financial’s 2014 fiscal year (the “2015 Proxy Statement”), and such information is hereby incorporated by reference.

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

The response to this Item will be included in the information set forth under the headings “Compensation of Directors and Executive Officers,” “Compensation of Directors and Executive Officers — Outstanding Equity Awards at Fiscal Year End,” “Corporate Governance and the Board of Directors Matters,” and “Committees of the Board of Directors of Financial” in the 2015 Proxy Statement and such information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item 12 is included under “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 of this annual report on Form 10-K. The information required by this Item will be included in the information set forth under the heading “Corporate Governance and the Board of Directors Matters – Independence of Directors” and “Security Ownership of Management” in the 2015 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this Item will be included in the information set forth under the heading “Transactions with Related Parties” in the 2015 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The response to this Item will be included in the information set forth under the heading “Independent Public Accountants” in the 2015 Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements. Listed and included in Part II, Item 8.

(2)	Financial Statement Schedules. Not applicable.

(3)	Exhibits. The following exhibits are filed as a part of this Form 10-K:

No.	Description

2.1	Agreement and Plan of Share Exchange dated October 9, 2003 between Bank of the James Financial Group, Inc. and Bank of the James, dated as of October 9, 2003 (incorporated by reference to Exhibit 2.1 to Form 8-K12g-3 filed on January 13, 2004)

3.1	Amended and Restated Articles of Incorporation of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3(i) to Form 8-K filed on August 12, 2009)

3.2	Bylaws of Bank of the James (incorporated by reference to Exhibit 3.2 to Form 8-K filed May 24, 2013)

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-KSB filed on March 26, 2004)

10.2	Amended and Restated Stock Option Plan (incorporated by reference to Form S-8 filed on August 14, 2004)

10.6	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003 (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on March 26, 2004)

21.1	List of subsidiaries (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)

101	Pursuant to Rule 405 of Regulation S-T, the following materials from Bank of the James Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) Consolidated Statements of Income For the Years ended December 31, 2014 and 2013; (iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2014 and 2013 (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Income For the Years ended December 31, 2014 and 2013; (v) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 20, 2015.

Signature	Capacity

/S/ Robert R. Chapman III Robert R. Chapman III	President (Principal Executive Officer) and Director

/S/ J. Todd Scruggs J. Todd Scruggs	Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer) and Director

/S/ Thomas W. Pettyjohn, Jr. Thomas W. Pettyjohn, Jr.	Director, Chairman

/S/ Lewis C. Addison Lewis C. Addison	Director

/S/ John R. Alford, Jr. John R. Alford, Jr.	Director

/S/ William C. Bryant III William C. Bryant III	Director

Director
Donna Schewel Clark

/S/ Julie P. Doyle Julie P. Doyle	Director

/S/ James F. Daly James F. Daly	Director

/S/ Watt R. Foster, Jr. Watt R. Foster, Jr.	Director

/S/ Donald M. Giles Donald M. Giles	Director

/S/ Augustus A. Petticolas, Jr. Augustus A. Petticolas, Jr.	Director

EXHIBIT INDEX

No.	Description

2.1	Agreement and Plan of Share Exchange dated October 9, 2003 between Bank of the James Financial Group, Inc. and Bank of the James, dated as of October 9, 2003 (incorporated by reference to Exhibit 2.1 to Form 8-K12g-3 filed on January 13, 2004)

3.1	Amended and Restated Articles of Incorporation of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3(i) to Form 8-K filed on August 12, 2009)

3.2	Bylaws of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed May 24, 2013)

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-KSB filed on March 26, 2004)

10.2	Amended and Restated Stock Option Plan (incorporated by reference to Form S-8 filed on August 14, 2004)

10.6	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003 (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on March 26, 2004)

21.1	List of subsidiaries (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)

101	Pursuant to Rule 405 of Regulation S-T, the following materials from Bank of the James Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) Consolidated Statements of Income For the Years ended December 31, 2014 and 2013; (iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2014 and 2013 (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Income For the Years ended December 31, 2014 and 2013; (v) Notes to Consolidated Financial Statements.