Form 10-Q
period 2015-03-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2015-05-13
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,371,616 shares of Common Stock, par value $2.14 per share, were outstanding at May 13, 2015.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2015 unaudited)

	3/31/2015	12/31/2014

Assets
Cash and due from banks	$17,595	$12,743
Federal funds sold	12,700	—

Total cash and cash equivalents	30,295	12,743

Securities held-to-maturity (fair value of $2,699 in 2015 and $2,699 in 2014)	2,526	2,528
Securities available-for-sale, at fair value	24,103	24,395
Restricted stock, at cost	1,313	1,739

Loans, net of allowance for loan losses of $4,746 in 2015 and $4,790 in 2014	403,572	394,573
Loans held for sale	1,742	1,030
Premises and equipment, net	9,151	9,262
Interest receivable	1,164	1,246
Cash value - bank owned life insurance	9,579	9,512
Other real estate owned, net of valuation allowance	2,081	956
Income taxes receivable	508	945
Deferred tax assets, net	1,116	1,221
Other assets	857	715

Total assets	$488,007	$460,865

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing demand	$82,171	$74,682
NOW, money market and savings	218,825	227,761
Time	137,810	97,054

Total deposits	438,806	399,497

Federal funds purchased	—	3,189
FHLB borrowings	2,000	12,000
Capital notes	10,000	10,000
Interest payable	82	58
Other liabilities	1,381	1,345

Total liabilities	$452,269	$426,089

Stockholders’ equity

Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 3,371,616 as of March 31, 2015 and December 31, 2014	$7,215	$7,215
Preferred stock; authorized 1,000,000 shares; none issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Additional paid-in-capital	22,919	22,919
Retained earnings	5,789	5,031
Accumulated other comprehensive (loss)	(185)	(389)

Total stockholders’ equity	$35,738	$34,776

Total liabilities and stockholders’ equity	$488,007	$460,865

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months
	Ended March 31,
	2015	2014
Interest Income
Loans	$4,628	$4,188
Securities
US Government and agency obligations	140	180
Mortgage backed securities	10	33
Municipals - taxable	25	73
Municipals - taxable exempt	10	47
Dividends	5	6
Other (Corporates)	1	15
Interest bearing deposits	2	—
Federal Funds sold	5	3

Total interest income	4,826	4,545

Interest Expense
Deposits
NOW, money market savings	122	118
Time Deposits	332	301
Federal Funds purchased	1	2
FHLB borrowings	25	19
Reverse repurchase agreements	—	1
Capital notes	150	150

Total interest expense	630	591

Net interest income	4,196	3,954

Provision for loan losses	100	55

Net interest income after provision for loan losses	4,096	3,899

Other operating income
Mortgage income	523	289
Service charges, fees and commissions	318	350
Increase in cash value of life insurance	67	71
Other	10	13
Gain (loss) on sales of available-for-sale securities, net	29	(6)

Total other operating income	947	717

Other operating expenses
Salaries and employee benefits	2,083	1,885
Occupancy	289	313
Equipment	299	287
Supplies	96	105
Professional, data processing, and other outside expense	486	613
Marketing	76	97
Credit expense	73	37
Other real estate expenses	5	57
FDIC insurance expense	74	30
Other	199	185

Total other operating expenses	3,680	3,609

Income before income taxes	1,363	1,007

Income tax expense	436	302

Net Income	$927	$705

Weighted average common shares outstanding - basic	3,371,616	3,364,874

Weighted average common shares outstanding - diluted	3,371,616	3,364,874

Earnings per common share - basic	$0.27	$0.21

Earnings per common share - diluted	$0.27	$0.21

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Three months ended March 31, 2015 and 2014

(dollar amounts in thousands) (unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net Income	$927	$705

Other comprehensive income:
Unrealized gains on securities available-for-sale	338	1,273
Tax effect	(115)	(431)
Reclassification adjustment for (gains) losses included in net income (1)	(29)	6
Tax effect (2)	10	(2)

Other comprehensive income, net of tax	204	846

Comprehensive income	$1,131	$1,551

(1)	Gains (losses) are included in “gain (loss) on sale of available-for-sale securities, net” on the consolidated statements of income.
(2)	The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three months ended March 31, 2015 and 2014

(dollar amounts in thousands) (unaudited)

	March 31,
	2015	2014
Cash flows from operating activities
Net Income	$927	$705

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193	193
Net amortization and accretion of premiums and discounts on securities	12	84
(Gain) loss on sales of available-for-sale securities	(29)	6
Provision for loan losses	100	55
(Gain) on sale of other real estate owned	—	(3)
Impairment of other real estate owned	—	46
Decrease (increase) in loans held-for-sale	(712)	90
(Increase) in cash value of life insurance	(67)	(71)
Decrease in interest receivable	82	4
(Increase) in other assets	(142)	(64)
Decrease in income taxes receivable	437	303
Increase in interest payable	24	2
Increase (decrease) in other liabilities	36	(100)

Net cash provided by operating activities	$861	$1,250

Cash flows from investing activities
Proceeds from maturities and calls of securities held-to-maturity	$—	$1,000
Purchases of securities available-for-sale	(5,740)	—
Proceeds from maturities, calls and paydowns of securities available-for-sale	1,000	60
Proceeds from sale of securities available-for-sale	5,360	1,886
Redemption of Federal Home Loan Bank stock	426	139
Origination of loans, net of principal collected	(10,224)	(9,523)
Purchases of premises and equipment	(82)	(188)

Net cash (used in) investing activities	$(9,260)	$(6,626)

Cash flows from financing activities
Net increase in deposits	$39,309	$10,728
Net (decrease) in federal funds purchased	(3,189)	(4,108)
Net (decrease) in Federal Home Loan Bank advances	(10,000)	—
Dividends paid to common stockholders	(169)	—

Net cash provided by financing activities	$25,951	$6,620

Increase in cash and cash equivalents	17,552	1,244

Cash and cash equivalents at beginning of period	$12,743	$16,671

Cash and cash equivalents at end of period	$30,295	$17,915

Non cash transactions
Transfer of loans to other real estate owned	$1,125	$384
Loans made to finance the sale of other real estate owned	—	78
Fair value adjustment for securities available-for-sale	309	1,279

Cash transactions
Cash paid for interest	$606	$589
Cash paid for taxes	—	—

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands, except per share amounts) (unaudited)

	Total Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total

Balance at December 31, 2013	3,364,874	$7,201	$22,868	$2,124	$(2,421)	$29,772

Net Income	—	—	—	705	—	705

Other Comprehensive Income	—	—	—	—	846	846

Balance at March 31, 2014	3,364,874	$7,201	$22,868	$2,829	$(1,575)	$31,323

Balance at December 31, 2014	3,371,616	$7,215	$22,919	$5,031	$(389)	$34,776

Net Income	—	—	—	927	—	927

Dividends paid on common stock ($0.05 per share)	—	—	—	(169)	—	(169)

Other Comprehensive Income	—	—	—	—	204	204

Balance at March 31, 2015	3,371,616	$7,215	$22,919	$5,789	$(185)	$35,738

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2014. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2014 included in Financial’s Annual Report on Form 10-K. Results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Note 3 – Earnings Per Common Share (EPS)

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of 1999 Financial (the “1999 Plan”) are considered in calculating dilutive earnings per share. The following is a summary of the earnings per share calculation for the three months ended March 31, 2015 and 2014.

Note 3 – Earnings Per Share (continued)

	Three Months Ended
	March 31,
	2015	2014

Net income	$927,000	$705,000

Basic EPS weighted average shares outstanding	3,371,616	3,364,874
Incremental shares attributable to stock options	—	—

Diluted EPS weighted average shares outstanding	3,371,616	3,364,874

Basic earnings per common share	$0.27	$0.21

Diluted earnings per common share	$0.27	$0.21

The following table sets forth the incremental shares associated with option shares that were not included in calculating the diluted earnings because their effect was anti-dilutive:

	Three months ended
	March 31,
	2015	2014
Incremental shares excluded from calculating diluted EPS because their effect was anti-dilutive	66,752	111,371

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Note 4 – Stock Based Compensation (continued)

Stock option plan activity for the three months ended March 31, 2015 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value

Options outstanding, January 1, 2015	69,372	$11.44

Exercised	—	—

Forfeited	(2,620)	10.84

Options outstanding, March 31, 2015	66,752	11.46	0.75	$—

Options exercisable, March 31, 2015	66,752	$11.46	0.75	$—

Intrinsic value is calculated by subtracting the exercise price of option shares from the market price of underlying shares as of March 31, 2015 and multiplying that amount by the number of options outstanding. No intrinsic value exists where the exercise price is greater than the market price on a given date.

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

Fair Value on a Recurring Basis

Securities Available-for-Sale

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

Note 5 – Fair Value Measurements (continued)

		Carrying Value at March 31, 2015 (in thousands)
Description	Balance as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US agency obligations	$18,453	$—	$18,453	$—
Mortgage-backed securities	2,027	—	2,027	—
Municipals	3,623	—	3,623	—

Total available-for-sale securities	$24,103	$—	$24,103	$—

		Carrying Value at December 31, 2014 (in thousands)
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US agency obligations	$13,498	$—	$13,498	$—
Mortgage-backed securities	1,982	—	1,982	—
Municipals	7,899	—	7,899	—
Corporates	1,016	—	1,016	—

Total available-for-sale securities	$24,395	$—	$24,395	$—

Fair Value on a Non-recurring Basis

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

Note 5 – Fair Value Measurements (continued)

Loans held for sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended March 31, 2015. Gains and losses on the sale of loans are recorded within mortgage fee income on the Consolidated Statements of Income.

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

		Carrying Value at March 31, 2015
Description	Balance as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$3,128	$—	$—	$3,128
Loans held for sale	1,742	—	1,742	—
Other real estate owned	2,081	—	—	2,081

*	Includes loans charged down during the quarter to the net realizable value of the collateral.

		Carrying Value at December 31, 2014
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$3,045	$—	$—	$3,045
Loans held for sale	1,030	—	1,030	—
Other real estate owned	956	—	—	956

*	Includes loans charged down during the quarter to the net realizable value of the collateral.

Note 5 – Fair Value Measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2015 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$3,128	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

OREO	2,081	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

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

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at March 31, 2015 and December 31, 2014 and therefore are not included in the table below.

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows (in thousands):

		Fair Value Measurements at March 31, 2015 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$17,595	$17,595	$—	$—	$17,595
Fed funds sold	12,700	12,700	—	—	12,700
Securities
Available-for-sale	24,103	—	24,103	—	24,103
Held-to-maturity	2,526	—	2,699	—	2,699
Restricted stock	1,313		1,313		1,313
Loans, net	403,572	—	—	409,666	409,666
Loans held for sale	1,742	—	1,742	—	1,742
Interest receivable	1,164	—	1,164	—	1,164
BOLI	9,579	—	9,579	—	9,579

Liabilities
Deposits	$438,806	$—	$439,840	$—	$439,840
FHLB borrowings	2,000	—	2,001	—	2,001
Capital notes	10,000	—	10,003	—	10,003
Interest payable	82	—	82	—	82

		Fair Value Measurements at December 31, 2014 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$12,743	$12,743	$—	$—	$12,743
Securities
Available-for-sale	24,395	—	24,395	—	24,395
Held-to-maturity	2,528	—	2,699	—	2,699
Restricted stock	1,739	—	1,739		1,739
Loans, net	394,573	—	—	401,281	401,281
Loans held for sale	1,030	—	1,030	—	1,030
Interest receivable	1,246	—	1,246	—	1,246
BOLI	9,512	—	9,512	—	9,512

Liabilities
Deposits	$399,497	$—	$400,351	$—	$400,351
FHLB borrowings	12,000	10,000	2,005	—	12,005
Federal funds purchased	3,189	3,189	—	—	3,189
Capital notes	10,000	—	10,023	—	10,023
Interest payable	58	—	58	—	58

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

Note 7 – Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of March 31, 2015 and December 31, 2014 (amounts in thousands):

		March 31, 2015
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	(Losses)
Held-to-Maturity
US agency obligations	$2,526	$173	$—	$2,699

Available-for-Sale
US agency obligations	18,827	11	(385)	18,453
Mortgage-backed securities	2,041	—	(14)	2,027
Municipals	3,515	118	(10)	3,623

	$24,383	$129	$(409)	$24,103

		December 31, 2014
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	(Losses)
Held-to-Maturity
US agency obligations	$2,528	$171	$—	$2,699

Available-for-Sale
US agency obligations	14,090	—	(592)	13,498
Mortgage-backed securities	2,042	—	(60)	1,982
Municipals	7,832	114	(47)	7,899
Corporates	1,020	—	(4)	1,016

	$24,984	$114	$(703)	$24,395

Note 7 – Securities (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
March 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$5,639	$99	$11,811	$286	$17,450	$385
Mortgage-backed securities	—	—	2,027	14	2,027	14
Municipals	773	10	—	—	773	10

Total	$6,412	$109	$13,838	$300	$20,250	$409

	Less than 12 months		More than 12 months		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$999	$1	$11,502	$591	$12,501	$592
Mortgage-backed securities	—	—	1,982	60	1,982	60
Municipals	771	9	3,192	38	3,963	47
Corporates	—	—	1,016	4	1,016	4

Total	$1,770	$10	$17,692	$693	$19,462	$703

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

At March 31, 2015, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of March 31, 2015, the Bank owned 20 securities that were being evaluated for other than temporary impairment. One of these securities was S&P rated AAA and 19 were S&P rated AA. As of March 31, 2015, 18 of these securities were direct obligations of the U.S. government or government sponsored entities and 2 were municipal issues.

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

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three months ended March 31, 2015 and 2014 was as follows (dollars in thousands):

Business Segments

	Community Banking	Mortgage	Total
For the three months ended March 31, 2015
Net interest income	$4,196	$—	$4,196
Provision for loan losses	100	—	100

Net interest income after provision for loan losses	4,096	—	4,096
Noninterest income	413	534	947
Noninterest expenses	3,293	387	3,680

Income before income taxes	1,216	147	1,363
Income tax expense	386	50	436

Net income	$830	$97	$927

Total assets	$486,184	$1,823	$488,007

For the three months ended March 31, 2014
Net interest income	$3,954	$—	$3,954
Provision for loan losses	55	—	55

Net interest income after provision for loan losses	3,899	—	3,899
Noninterest income	428	289	717
Noninterest expenses	3,350	259	3,609

Income before income taxes	977	30	1,007
Income tax expense	292	10	302

Net income	$685	$20	$705

Total assets	$440,610	$1,974	$442,584

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

Loan Segments:		Loan Classes:
	Commercial	Commercial and industrial loans
	Commercial real estate	Commercial mortgages – owner occupied
Commercial mortgages – non-owner occupied
Commercial construction
	Consumer	Consumer unsecured
Consumer secured
	Residential	Residential mortgages
Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	March 31, 2015	December 31, 2014

Commercial	$63,396	$63,259
Commercial real estate	214,426	207,262
Consumer	77,724	76,380
Residential	52,772	52,462

Total loans	408,318	399,363

Less allowance for loan losses	4,746	4,790

Net loans	$403,572	$394,573

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

Note 9 – Loans, allowance for loan losses and OREO (continued)

Loans on Non-Accrual Status

(dollars in thousands)

	As of
	March 31, 2015	December 31, 2014
Commercial	$679	$1,965
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	—	212
Commercial Mortgages-Non-Owner Occupied	137	70
Commercial Construction	460	460
Consumer
Consumer Unsecured	—	—
Consumer Secured	19	20
Residential:
Residential Mortgages	718	689
Residential Consumer Construction	89	90

Totals	$2,102	$3,506

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. OREO increased to $2,081,000 on March 31, 2015 from $956,000 on December 31, 2014. The following table represents the changes in OREO balance during the three months ended March 31, 2015 and year-end December 31, 2014.

OREO Changes

(dollars in thousands)

	Three Months ended	Year ended
	March 31, 2015	December 31, 2014
Balance at the beginning of the year (net)	$956	$1,451
Transfers from loans	1,125	473
Capitalized costs	—	—
Writedowns	—	(167)
Sales proceeds	—	(780)
(Loss) on disposition	—	(21)

Balance at the end of the period (net)	$2,081	$956

Note 9 – Loans, allowance for loan losses and OREO (continued)

At March 31, 2015 and December 31, 2014, the Company had no consumer mortgage loans secured by residential real estate for which foreclosure was in process. The Company held $65,000 of residential real estate in other real estate owned at both March 31, 2015 and December 31, 2014.

	Impaired Loans
	(dollars in thousands)
	As of and For the Three Months Ended March 31, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2015	Investment	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded:
Commercial	$50	$463	$—	$1,034	$—
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,803	2,803	—	2,819	41
Commercial Mortgage Non-Owner Occupied	1,030	1,030	—	1,054	13
Commercial Construction	84	548	—	272	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	129	129	—	75	1
Residential
Residential Mortgages	922	1,049	—	928	18
Residential Consumer Construction	—	—	—	—	—

With An Allowance Recorded:
Commercial	$1,027	$1,085	$435	$1,217	$7
Commercial Real Estate
Commercial Mortgages-Owner Occupied	639	639	40	746	7
Commercial Mortgage Non-Owner Occupied	498	549	83	312	7
Commercial Construction	376	666	91	188	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	119	119	119	119	2
Residential
Residential Mortgages	821	961	123	825	11
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$1,077	$1,548	$435	$2,251	$7
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,442	3,442	40	3,565	48
Commercial Mortgage Non-Owner Occupied	1,528	1,579	83	1,366	20
Commercial Construction	460	1,214	91	460	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	248	248	119	194	3
Residential
Residential Mortgages	1,743	2,010	123	1,753	29
Residential Consumer Construction	—	—	—	—	—

	$8,498	$10,041	$891	$9,589	$107

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2014
2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$2,017	$2,280	$—	$2,641	$63
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,835	2,835	—	1,687	152
Commercial Mortgage Non-Owner Occupied	1,078	1,128	—	1,041	75
Commercial Construction	460	1,194	—	606	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	21	21	—	21	1
Residential
Residential Mortgages	934	1,058	—	702	58
Residential Consumer Construction	—	—	—	—	—

With An Allowance Recorded:
Commercial	$1,406	$1,861	$713	$990	$29
Commercial Real Estate
Commercial Mortgages-Owner Occupied	852	1,029	63	1,636	36
Commercial Mortgage Non-Owner Occupied	126	126	32	173	7
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	119	119	119	80	7
Residential
Residential Mortgages	829	968	131	1,257	52
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$3,423	$4,141	$713	$3,631	$92
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,687	3,864	63	3,323	188
Commercial Mortgage Non-Owner Occupied	1,204	1,254	32	1,214	82
Commercial Construction	460	1,194	—	606	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	140	140	119	101	8
Residential
Residential Mortgages	1,763	2,026	131	1,959	110
Residential Consumer Construction	—	—	—	—	—

	$10,677	$12,619	$1,058	$10,834	$480

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) For the Three Months Ended March 31, 2015
2015	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Loan Losses:
Beginning Balance	$1,235	$2,194	$812	$549	$4,790
Charge-offs	(80)	(14)	(107)	—	(201)
Recoveries	2	43	12	—	57
Provision	(150)	190	59	1	100

Ending Balance	$1,007	$2,413	$776	$550	$4,746

Ending Balance: Individually evaluated for impairment	$435	$214	$119	$123	$891

Ending Balance: Collectively evaluated for impairment	572	2,199	657	427	3,855

Totals:	$1,007	$2,413	$776	$550	$4,746

Loans:

Ending Balance: Individually evaluated for impairment	$1,077	$5,430	$248	$1,743	$8,498

Ending Balance: Collectively evaluated for impairment	62,319	208,996	77,476	51,029	399,820

Totals:	$63,396	$214,426	$77,724	$52,772	$408,318

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) For the Year Ended December 31, 2014
2014	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Loan Losses:
Beginning Balance	$1,015	$2,631	$935	$605	$5,186
Charge-offs	(165)	(187)	(79)	(120)	(551)
Recoveries	51	10	39	—	100
Provision	334	(260)	(83)	64	55

Ending Balance	$1,235	$2,194	$812	$549	$4,790

Ending Balance: Individually evaluated for impairment	$713	$95	$119	$131	$1,058

Ending Balance: Collectively evaluated for impairment	522	2,099	693	418	3,732

Totals:	$1,235	$2,194	$812	$549	$4,790

Loans:

Ending Balance: Individually evaluated for impairment	$3,423	$5,351	$140	$1,763	$10,677

Ending Balance: Collectively evaluated for impairment	59,836	201,911	76,240	50,699	388,686

Totals:	$63,259	$207,262	$76,380	$52,462	$399,363

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Loans as of
	March 31, 2015
	(dollars in thousands)
2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$168	$—	$679	$847	$62,549	$63,396	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	19	—	—	19	79,006	79,025	—
Commercial Mortgages-Non-Owner Occupied	229	—	137	366	121,301	121,667	—
Commercial Construction	—	—	460	460	13,274	13,734	—
Consumer:
Consumer Unsecured	—	23	—	23	5,064	5,087	—
Consumer Secured	178	296	—	474	72,163	72,637	—
Residential:
Residential Mortgages	544	209	509	1,262	44,488	45,750	—
Residential Consumer Construction	89	—	—	89	6,933	7,022	—

Total	$1,227	$528	$1,785	$3,540	$404,778	$408,318	$—

	Age Analysis of Past Due Loans as of
	December 31, 2014
	(dollars in thousands)
2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$21	$80	$1,965	$2,066	$61,193	$63,259	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	192	—	212	404	77,304	77,708	—
Commercial Mortgages-Non-Owner Occupied	86	—	70	156	119,019	119,175	—
Commercial Construction	—	—	460	460	9,919	10,379	—
Consumer:
Consumer Unsecured	11	—	—	11	5,749	5,760	—
Consumer Secured	15	—	—	15	70,605	70,620	—
Residential:
Residential Mortgages	626	48	525	1,199	43,745	44,944	—
Residential Consumer Construction	29	—	—	29	7,489	7,518	—

Total	$980	$128	$3,232	$4,340	$395,023	$399,363	$—

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Credit Quality Information - by Class March 31, 2015 (dollars in thousands)
2015	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$60,888	$676	$737	$1,095	$—	$63,396

Commercial Real Estate:

Commercial Mortgages-Owner Occupied	72,558	1,732	1,209	3,526	—	79,025

Commercial Mortgages-Non Owner Occupied	113,064	3,095	4,059	1,449	—	121,667

Commercial Construction	13,274	—	—	460	—	13,734

Consumer

Consumer Unsecured	5,087	—	—	—	—	5,087

Consumer Secured	71,433	550	127	527	—	72,637

Residential:

Residential Mortgages	42,500	1,252	106	1,892	—	45,750

Residential Consumer Construction	6,933	—	—	89	—	7,022

Totals	$385,737	$7,305	$6,238	$9,038	$—	$408,318

	Credit Quality Information - by Class December 31, 2014 (dollars in thousands)
2014	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$58,745	$725	$224	$3,565	$—	$63,259

Commercial Real Estate:

Commercial Mortgages-Owner Occupied	71,087	1,718	1,216	3,687	—	77,708

Commercial Mortgages-Non Owner Occupied	112,560	1,586	3,971	1,058	—	119,175

Commercial Construction	9,919	—	—	460	—	10,379

Consumer

Consumer Unsecured	5,673	—	—	87	—	5,760

Consumer Secured	69,527	554	136	403	—	70,620

Residential:

Residential Mortgages	41,578	1,258	120	1,988	—	44,944

Residential Consumer Construction	7,428	—	—	90	—	7,518

Totals	$376,517	$5,841	$5,667	$11,338	$—	$399,363

Note 9 – Loans, allowance for loan losses and OREO (continued)

There was one loan modification in the amount of $20,000 that was classified as a Troubled Debt Restructuring (TDR) during the three months ended March 31, 2015.

There were no loan modifications that would have been classified as TDRs during the three months ended March 31, 2014.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three months ended March 31, 2015 and 2014.

Note 10 – Recent accounting pronouncements

In January 2014, the FASB issued ASU 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The core principle of the guidance is that an entity should recognize revenue to depict the

Note 10 – Recent accounting pronouncements (continued)

transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation. Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In April 2015, the FASB voted in favor of a one year deferral of the effective date of this amendment. An exposure draft is expected with a 30 day comment period. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and are intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure. The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. Early adoption is permitted provided the entity has already adopted ASU 2014-04. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

Note 10 – Recent accounting pronouncements (continued)

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

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The amendments in this ASU eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification™ and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE), and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement

Note 10 – Recent accounting pronouncements (continued)

guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2)  retrospectively. The Company is currently assessing the impact that ASU 2015-05 will have on its consolidated financial statements.

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

The Bank also has opened a limited-service branch located in the Westminster-Canterbury facilities located at 501 VES Road, Lynchburg, Virginia and a limited service branch and commercial loan production office located at Luxor Office Park LLC, 1430 Rolkin Court Suite 203, Charlottesville, Virginia.

The Bank anticipates opening the following branches in 2015:

•	A full service branch located at 1391 South High Street, Harrisonburg, VA in the third or fourth quarter of 2015.

•	A limited service branch located in the Westminster-Canterbury facilities located at 250 Pantops Mountain Road, Charlottesville, Virginia in the second or third quarter of 2015.

In addition, the Bank, through its Mortgage division, originates residential mortgage loans for sale to investors through three offices—one located at the Forest Branch, one located at 2404 Electric Road, Suite B, Roanoke, Virginia, and the third located at 133 Salem Avenue, NW, in Roanoke, Virginia.

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

March 31, 2015 (in thousands)
Commitments to extend credit	$83,973
Letters of Credit	4,133

Total	$88,106

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of March 31, 2015 and December 31, 2014 and the results of operations of Financial for the three month periods ended March 31, 2015 and 2014. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

March 31, 2015 as Compared to December 31, 2014

Total assets were $488,007,000 on March 31, 2015 compared with $460,865,000 at December 31, 2014, an increase of 5.89%. The increase as of March 31, 2015 resulted largely from an increase in total deposits.

Total deposits increased from $399,497,000 as of December 31, 2014 to $438,806,000 on March 31, 2015, an increase of 9.84%. The increase largely resulted from an increase in time deposits from $97,054,000 on December 31, 2014 to $137,810,000 on March 31, 2015. $10,000,000 of this increase in time deposits, resulted from management’s decision to lock in attractive rates by accepting a brokered certificate of deposit. The balance of the increase in time deposits was raised through a local offering of certificates of deposit. The cash provided from the increase in time deposits from which funds have and will be used to fund loan growth.

Total loans, excluding loans held for sale, increased to $408,318,000 on March 31, 2015 from $399,363,000 on December 31, 2014. Loans, excluding loans held for sale and net of unearned income and allowance, increased to $403,572,000 on March 31, 2015 from $394,573,000 on December 31, 2014, an increase of 2.28%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	March 31, 2015		December 31, 2014
	Amount	Percentage	Amount	Percentage
Commercial	$63,396	15.53%	$63,259	15.84%
Commercial Real Estate	214,426	52.51%	207,262	51.89%
Consumer	77,724	19.04%	76,380	19.13%
Residential	52,772	12.92%	52,462	13.14%

Total loans	$408,318	100.00%	$399,363	100.00%

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned (“OREO”) decreased to $4,183,000 on March 31, 2015 from $4,462,000 on December 31, 2014. Although OREO increased to $2,081,000 on March 31, 2015 from $956,000 on December 31, 2014, the increase was due the Bank’s foreclosure on real estate that secured a loan that had been categorized as a non-performing loan. Following the foreclosure and subsequent re-categorization, non-performing loans decreased from $3,506,000 at December 31, 2014 to $2,102,000 at March 31, 2015. As discussed in more detail below under “Results of Operations—Allowance for Loan Losses,” management has provided for the anticipated losses on these loans in the loan loss reserve. If interest on non-accrual loans had been accrued, such interest cumulatively would have approximated $378,000 and $915,000 as of March 31, 2015 and December 31, 2014, respectively. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the non-performing loan totals listed above.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure, deeds in lieu of foreclosure or repossession. On December 31, 2014, the Bank was carrying 4 OREO properties on its books at a value of $956,000. During the three months ended March 31, 2015, the Bank acquired 1 additional OREO property and disposed of no OREO properties, and as of March 31, 2015 the Bank is carrying 5 OREO properties at a value of $2,081,000. The OREO properties are available for sale and are being actively marketed on the Bank’s website and through other means.

The Bank had loans in the amount of $394,000 at March 31, 2015 classified as performing Troubled Debt Restructurings (“TDRs”) as compared to $376,000 at December 31, 2014. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

Cash and cash equivalents increased to $30,295,000 on March 31, 2015 from $12,743,000 on December 31, 2014. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). This increase is in large part due to the increase in time deposits and non-interest bearing demand deposits which was partially offset by a decrease in NOW, money market and savings accounts. The increase in time deposits will be used to fund loans and investments. Cash and cash equivalents also vary due to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, both of which are subject to fluctuations.

Securities held-to-maturity decreased slightly to $2,526,000 on March 31, 2015 from $2,528,000 on December 31, 2014. Securities available-for-sale also decreased slightly to $24,103,000 on March 31,

2015, from $24,395,000 December 31, 2014. During the three months ended March 31, 2015 the Bank received $1,000,000 in proceeds from calls of securities available-for-sale and $5,360,000 in proceeds from the sale of securities available-for-sale. The Bank purchased no securities held-to-maturity and $5,740,000 in securities available-for sale during the same period. The slight decrease from December 31, 2014 in securities available-for-sale was primarily due to the liquidation of securities in funding loan growth and anticipating future loan growth.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $505,000 at March 31, 2015 and $931,000 at December 31, 2014, a decrease of $426,000. This decrease is attributable to the Bank’s decision to payoff $10,000,000 in FHLBA advances during the quarter and the subsequent repurchase of stock necessary to support that advance by the FHLBA from the Bank. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At March 31, 2015, Financial, on a consolidated basis, had liquid assets of $54,398,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold and available-for-sale investments. Management believes that liquid assets were adequate at March 31, 2015. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, the Bank has the ability to purchase federal funds on the open market and borrow from the Federal Reserve Bank’s discount window, if necessary.

Financial has $12,000,000 categorized as “Other borrowings” which as of March 31, 2015 consisted of the following: i) $2,000,000, on which the Bank pays a fixed rate of 3.785%, from a Federal Home Loan Bank Advance that matures in April 2015; and ii) $10,000,000 from the private placement of unregistered debt securities as previously disclosed (the “2012 Notes”). The 2012 Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. The notes mature on April 1, 2017, but are subject to prepayment in whole or in part on or after April 1, 2013 at Financial’s sole discretion on 30 days written notice to the holders. The Bank elected to pay off the $2,000,000 borrowing from the FHLBA mentioned above in April 2015.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material negative impact on Financial’s short-term or long-term liquidity. Based in part on recent loan growth, the Bank is monitoring liquidity to ensure it is able to fund future loans.

At March 31, 2015, the Bank had a leverage ratio of approximately 9.40%, a Tier 1 risk-based capital ratio of approximately 10.50% and a total risk-based capital ratio of approximately 11.62%. As of March 31, 2015 and December 31, 2014 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of March 31, 2015 and December 31, 2014:

Bank Level Only Capital Ratios

Analysis of Capital (in 000’s)	March 31, 2015	December 31, 2014

Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	19,325	19,325
Retained earnings	21,527	20,479

Total Tier 1 capital	$44,594	$43,546

Common Equity Tier 1 capital	$44,594	N/A

Tier 2 capital
Allowance for loan losses	$4,746	$4,619

Total Tier 2 capital:	$4,746	$4,619

Total risk-based capital	$49,340	$48,165

Risk weighted assets	$424,707	$369,348
Average total assets	$474,282	$452,276

	Actual		Regulatory Benchmarks
	March 31, 2015	December 31, 2014	For Capital Adequacy Purposes	For Well Capitalized Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.40%	9.63%	4.00%	5.00%
Common Equity Tier 1 capital	10.50%	N/A	4.50%	6.50%
Tier 1 risk-based capital ratio	10.50%	11.79%	6.00%	8.00%
Total risk-based capital ratio	11.62%	13.04%	8.00%	10.00%

The capital ratios and minimums for 2015 have been updated to conform with the Basel III requirements.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $1,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis, while remaining “well capitalized,” would be lower than the comparable capital ratios of the Bank because the proceeds from the private placement of the 6% capital notes due on April 1, 2017 do not qualify as equity capital on a consolidated basis.

In July 2013, the Federal Reserve Board approved a final rule establishing a regulatory capital framework for smaller, less complex financial institutions. The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. The phase-in period for this rule began in January 2015. We are currently evaluating the impact of the implementation of the new capital standards.

Results of Operations

Comparison of the Three months Ended March 31, 2015 and 2014

Earnings Summary

Financial had net income including all operating segments of $927,000 for the three months ended March 31, 2015 compared to $705,000 for the comparable period in 2014. The basic and diluted earnings per common share for the three months ended March 31, 2015 were $0.27, compared to basic and diluted earnings per share of $0.21 for the three months ended March 31, 2014.

The increase in net income for the three months ended March 31, 2015 as compared to the prior year was due primarily to an increase in interest received due to an increase in interest earning assets, and was partially offset by an increase in non-interest expense and an increase in the provision for loan losses. Non-interest income increased for the three months ended March 31, 2015 due to an increase in fees related to an increase in mortgage origination volume from the same period in 2014.

These operating results represent an annualized return on stockholders’ equity of 10.71% for the three months ended March 31, 2015, compared with 8.90% for the same period in 2014. The Company had an annualized return on average assets for the three months ended March 31, 2015 of 0.79% compared with 0.65% for the same period in 2014.

See “Non-Interest Income” below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

Interest income increased to $4,826,000 for the three months ended March 31, 2015 from $4,545,000 for the same period in 2014, an increase of 6.18%. Interest income increased primarily because of increased balances in the loan portfolio. The average rate received on earning assets decreased to 4.38% for the three months ended March 31, 2015 as compared with 4.60% for the comparable period in 2014. The rate on total average earning assets decreased primarily because of a decrease in market rates of interest resulting from a competitive banking environment. Management expects that competition will continue to pressure the rates we receive on loans and therefore may negatively impact our interest income.

Interest expense increased to $630,000 for the three months ended March 31, 2015 from $591,000 for the same period in 2014, an increase of 6.60%. This increase in interest expense resulted in large part from an increased balance in time deposits which typically pay depositors a higher rate of interest than do demand, money market, and savings accounts. The Bank’s average rate paid on interest earning deposits was 0.55% during the three month period ended March 31, 2015 as compared to 0.52% for the same period in 2014.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three months ended March 31, 2015 was $4,196,000 compared to $3,954,000 for the same period in 2014. The change in net interest income for the three months ended March 31, 2015 as compared with the comparable period in 2014 primarily is attributable to the increase in loan balances previously discussed.

The net interest margin was 3.81% for the three months ended March 31, 2015, as compared to 4.01% for the same period a year ago.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I below.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency. Non-interest income exclusive of gains on sales of securities increased to $918,000 for the three months ended March 31, 2015 from $723,000 for the three months ended March 31, 2014. This increase for the three months ended March 31, 2015 as compared to the same period last year was due primarily to an increase in mortgage fee income to $523,000 for the three months ended March 31, 2015 as compared to $289,000 for the comparable period last year. The increase in mortgage fee income is directly attributable to the production in the Bank’s Roanoke mortgage office in 2015. For the three months ended March 31, 2015, service charges, fees, and commissions decreased by $32,000 as compared to the three months ended March 31, 2014.

Purchase mortgage originations totaled $10,941,000 or 63% of the total mortgage loans originated in the three months ended March 31, 2015 as compared to $7,165,000 or 70% of the total mortgage loans originated in the same period in 2014. The increase in amount of purchase mortgage originations resulted from an increased market presence in Roanoke as well as an increase in home purchase activity. Refinancing activity also increased because rates remained at historically low levels. Despite the increase in refinancing, management anticipates that purchase mortgage originations will continue to represent a majority of mortgage originations. Management expects revenue from the mortgage segment will be under pressure during the rising interest rate environment. In addition, Management believes that regulatory pressure may result in a decreased number of competitors to the Mortgage division and this could result in an increase in market share.

Net gain on sales of securities increased to $29,000 for the three months ended March 31, 2015 from a loss of $6,000 for the same period in 2014.

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

Despite the recent increase in rates, management anticipates that residential mortgage rates will remain near the current historic lows for the remainder of 2015. Management expects that attractive rates coupled with the Mortgage division’s reputation in Region 2000 will allow us to maintain or increase revenue at the Mortgage division. Because many people able to refinance mortgages have already done so, management expects refinancing activity to continue to decrease. As a result of the rising interest rates, management expects that loans for home purchases (as opposed to refinances) will constitute the majority of mortgage originations.

Our Investment division provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. The Investment division’s financial impact on our consolidated revenue has been immaterial. Although management cannot predict the financial impact of Investment with certainty, management anticipates the Investment division’s impact on noninterest income will remain immaterial in 2015.

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

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2015 increased to $3,680,000 from $3,609,000, an increase of 1.97% for the comparable period in 2014. This resulted from increases for compensation and employee benefit expense, credit expense, and equipment, primarily related to the expansion into Roanoke and Charlottesville. These increases were offset in part by a decrease in data processing fees resulting from a renegotiated contract with a core processing provider and other outside expense from $613,000 for the three months ended March 31, 2014 to $486,000 for the same period in 2015 and a decrease in OREO expense from $57,000 for the three months ended March 31, 2014 to $5,000 for the same period in 2015. Total personnel expense was $2,083,000 for the three month period ended March 31, 2015 as compared to $1,885,000 for the same period in 2014.

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The provision to the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon two components – specific impairment and general reserves. As discussed below, loans having a risk rating of 7 or below that are significantly past due, and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts due, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, loan performance measures. Based on the application of the loan loss calculation, the Bank provided $100,000 to the allowance for loan losses for the three month period ended March 31, 2015. This compares to a provision of $55,000 for the comparable period in 2014, representing an increase of 81.82%.

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

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for loan losses and constitute a realized loss. Charged-off loans increased to $201,000 for the three months ended March 31, 2015 from $4,000 for the comparable period in 2014. While a charged off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. In the three months ended March 31, 2015, the Bank had recoveries of charged off loans of $57,000 as compared with $24,000 for the comparable period in 2014.

In 2014, general reserves would have decreased significantly because, based on the three year charge off history, 2011 charge-off experience would no longer be reflected in the calculation. Management was concerned that this decrease would not accurately reflect the increased risk related to expansion in Charlottesville and Harrisonburg and the related loan growth, as well as continuing economic conditions. Throughout the fourth quarter of 2014, management and the Bank’s board of directors had numerous discussions to address this concern regarding the adequacy of the allowance for loan losses going forward. To ensure that the general reserves accurately incorporated the additional risks noted above, management recommended to the board that the historical loss history be expanded from 3 years to 4 years within the ALLL calculation. We believe the expanded four year charge-off history more closely reflects the ongoing economic cycle and the Bank’s current operations in the new markets. This recommendation to replace the three year history with the four year history was approved by the board.

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. As set forth in the tables below, the Bank’s allowance arising from the specific impairment evaluation for the three months ended March 31, 2015 decreased as compared to the same period in 2014. That decrease was offset by an increase to the general reserves component of the reserve for the reasons discussed above.

The decrease in the percentage of the allowance for loan losses to total loans as of March 31, 2015 to 1.16% from 1.20% as of December 31, 2014 resulted from a decline in historical charge offs as discussed above. The overall balance in the allowance for loan losses decreased from $4,790,000 as of December 31, 2014 to $4,746,000 as of March 31, 2015. Management believes that the current allowance for loan losses is adequate.

The following tables summarize the allowance activity for the periods indicated:

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands)
	For the Three months Ended March 31, 2015
2015	Commercial		Commercial Real Estate	Consumer	Residential	Total

Allowance for Loan Losses:
Beginning Balance	$1,235		$2,194	$812	$549	$4,790
Charge-offs	(80)		(14)	(107)	—	(201)
Recoveries	2		43	12	—	57
Provision	(150	)(1)	190	59	1	100

Ending Balance	$1,007		$2,413	$776	$550	$4,746

Ending Balance: Individually evaluated for impairment	$435		$214	$119	$123	$891

Ending Balance: Collectively evaluated for impairment	572		2,199	657	427	3,855

Totals:	$1,007		$2,413	$776	$550	$4,746

Loans:

Ending Balance: Individually evaluated for impairment	$1,077		$5,430	$248	$1,743	$8,498

Ending Balance: Collectively evaluated for impairment	62,319		208,996	77,476	51,029	399,820

Totals:	$63,396		$214,426	$77,724	$52,772	$408,318

(1)	The experience within the historical charge-off period used to calculate the allowance has improved which reduced the need for a provision relating to these segments.

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands)
	For the Year Ended December 31, 2014
2014	Commercial	Commercial Real Estate		Consumer		Residential	Total

Allowance for Loan Losses:
Beginning Balance	$1,015	$2,631		$935		$605	$5,186
Charge-offs	(165)	(187)		(79)		(120)	(551)
Recoveries	51	10		39		—	100
Provision	334	(260	)(1)	(83	)(1)	64	55

Ending Balance	1,235	2,194		812		549	4,790

Ending Balance: Individually evaluated for impairment	$713	$95		$119		$131	$1,058

Ending Balance: Collectively evaluated for impairment	522	2,099		693		418	3,732

Totals:	$1,235	$2,194		$812		$549	$4,790

Loans:

Ending Balance: Individually evaluated for impairment	$3,423	$5,351		$140		$1,763	$10,677

Ending Balance: Collectively evaluated for impairment	59,836	201,911		76,240		50,699	388,686

Totals:	$63,259	$207,262		$76,380		$52,462	$399,363

(1)	The experience within the historical charge-off period used to calculate the allowance has improved which reduced the need for a provision relating to these segments.

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended March 31, (in thousands)
	2015	2014

Balance, beginning of period	$4,790	$5,186
Provision for loan losses	100	55
Loans charged off	(201)	(4)
Recoveries of loans charged off	57	24

Net (charge offs) recoveries	(144)	20

Balance, end of period	$4,746	$5,261

No nonaccrual loans were excluded from impaired loan disclosure under current accounting rules at March 31, 2015 and December 31, 2014. If interest on these loans had been accrued, such income cumulatively would have approximated $915,000 and $1,173,000 for 2015 and 2014, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

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

Income Taxes

For the three months ended March 31, 2015, Financial had an income tax expense of $436,000 as compared to $302,000 for the three months ended March 31, 2014. This represents an effective tax rate of 31.99% for the three months ended March 31, 2015 as compared with 29.99% for the three months ended March 31, 2014.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended March 31, 2015 and 2014

	2015			2014
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$401,983	$4,613	4.65%	$348,611	$4,180	4.86%
Loans held for sale	1,565	15	3.89%	634	8	5.12%
Fed funds sold	10,059	5	0.20%	922	3	1.32%
Interest bearing bank balances	5,000	2	0.16%	—	—	—
Securities (3)	27,046	196	2.94%	51,287	373	2.94%
Federal agency equities	1,486	5	1.36%	1,295	6	1.88%
CBB equity	116	—	—	116	—	—

Total earning assets	447,255	4,836	4.39%	402,865	4,570	4.60%

Allowance for loan losses	(4,762)			(5,219)
Non-earning assets	32,973			42,178

Total assets	$475,466			$439,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$103,875	$56	0.22%	$96,660	$52	0.22%
Savings	118,413	66	0.23%	129,925	66	0.21%
Time deposits	110,710	332	1.22%	98,166	301	1.24%

Total interest bearing deposits	332,998	454	0.55%	324,751	419	0.52%

Other borrowed funds
Fed funds purchased	435	1	0.93%	766	2	1.06%
Repurchase agreements	—	—	—	900	1	0.45%
Other borrowings	18,445	25	0.55%	2,000	19	3.65%
Capital Notes	10,000	150	6.00%	10,000	150	6.00%

Total interest-bearing liabilities	361,878	630	0.71%	338,417	591	0.71%

Non-interest bearing deposits	77,870			68,422
Other liabilities	619			843

Total liabilities	440,367			407,682

Stockholders’ equity	35,099			32,142

Total liabilities and Stockholders’ equity	$475,466			$439,824

Net interest income		$4,206			$3,979

Net interest margin			3.81%			4.01%

Interest spread			3.68%			3.89%

(1)	Net accretion or amortization of deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

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

There have been no significant changes during the three months ended March 31, 2015, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

In October, 2014, Financial’s board of directors authorized a share repurchase program. The plan, which expires in October, 2015, authorizes Financial to buy back up to 100,000 shares of its common stock. The shares reported in the table as shares that may be repurchased under the plan represent shares eligible through the term of the plan. The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason. The following table lists shares repurchased during the quarter ended March 31, 2015 and the maximum amount available to repurchase under the repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Month # 1 January 1 through January 31, 2015	0	N/A	0	100,000

Month # 2 February 1 through February 28, 2015	0	N/A	0	100,000

Month # 3 March 1 through March 31, 2015	0	N/A	0	100,000

Total	0	N/A	0	100,000

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2015

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2015

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 13, 2015

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Income (unaudited) for the Three months Ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the Three months Ended March 31, 2015 and 2014 (iv) Consolidated Statements of Cash Flows (unaudited) for the Three months Ended March 31, 2015 and 2014 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Three months Ended March 31, 2015 and 2014; (vi) Notes to Unaudited Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: May 13, 2015	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President
(Principal Executive Officer)

Date: May 13, 2015	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2015

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2015

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 13, 2015

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Income (unaudited) for the Three months Ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the Three months Ended March 31, 2015 and 2014 (iv) Consolidated Statements of Cash Flows (unaudited) for the Three months Ended March 31, 2015 and 2014 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Three months Ended March 31, 2015 and 2014; (vi) Notes to Unaudited Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.