Form 10-Q
period 2015-06-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2015-08-07
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,371,616 shares of Common Stock, par value $2.14 per share, were outstanding at August 7, 2015.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2015 unaudited)

	6/30/2015	12/31/2014
Assets
Cash and due from banks	$16,498	$12,743
Federal funds sold	2,339	—

Total cash and cash equivalents	18,837	12,743

Securities held-to-maturity (fair value of $2,684 in 2015 and $2,699 in 2014)	2,524	2,528
Securities available-for-sale, at fair value	29,448	24,395
Restricted stock, at cost	1,313	1,739

Loans, net of allowance for loan losses of $4,586 in 2015 and $4,790 in 2014	412,425	394,573
Loans held for sale	2,972	1,030
Premises and equipment, net	9,186	9,262
Interest receivable	1,216	1,246
Cash value - bank owned life insurance	9,648	9,512
Other real estate owned, net of valuation allowance	2,065	956
Income taxes receivable	1,006	945
Deferred tax assets, net	1,384	1,221
Other assets	812	715

Total assets	$492,836	$460,865

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing demand	$83,828	$74,682
NOW, money market and savings	220,092	227,761
Time	141,466	97,054

Total deposits	445,386	399,497

Federal funds purchased	—	3,189
FHLB borrowings	—	12,000
Capital notes	10,000	10,000
Interest payable	74	58
Dividends payable	202	—
Other liabilities	1,368	1,345

Total liabilities	$457,030	$426,089

Stockholders’ equity

Preferred stock; authorized 1,000,000 shares; none issued and outstanding as of June 30, 2015 and December 31, 2014	$—	$—
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 3,371,616 as of June 30, 2015 and December 31, 2014	7,215	7,215
Additional paid-in-capital	22,919	22,919
Retained earnings	6,376	5,031
Accumulated other comprehensive (loss)	(704)	(389)

Total stockholders’ equity	$35,806	$34,776

Total liabilities and stockholders’ equity	$492,836	$460,865

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Interest Income
Loans	$4,758	$4,268	$9,386	$8,456
Securities
US Government and agency obligations	143	174	283	354
Mortgage backed securities	18	25	28	58
Municipals - taxable	22	64	47	137
Municipals - tax exempt	11	36	21	83
Dividends	29	26	34	32
Other (Corporates)	2	11	3	26
Interest bearing deposits	4	—	6	—
Federal Funds sold	4	6	9	9

Total interest income	4,991	4,610	9,817	9,155

Interest Expense
Deposits
NOW, money market savings	123	121	245	239
Time Deposits	391	297	723	598
Federal Funds purchased	—	—	1	2
FHLB borrowings	3	19	28	38
Reverse repurchase agreements	—	—	—	1
Capital notes	150	150	300	300

Total interest expense	667	587	1,297	1,178

Net interest income	4,324	4,023	8,520	7,977

Provision for loan losses	57	—	157	55

Net interest income after provision for loan losses	4,267	4,023	8,363	7,922

Non-interest income
Mortgage income	613	407	1,136	696
Service charges, fees and commissions	348	364	666	714
Increase in cash value of life insurance	68	72	136	143
Other	45	28	54	41
Gain on sales of available-for-sale securities, net	4	86	33	80

Total non-interest income	1,078	957	2,025	1,674

See accompanying notes to these consolidated financial statements

	2015	2014	2015	2014
Non-interest expenses
Salaries and employee benefits	2,128	1,904	4,211	3,789
Occupancy	312	312	601	625
Equipment	304	328	603	615
Supplies	108	97	204	202

Professional, data processing, and other outside expense	560	562	1,046	1,175
Marketing	148	132	224	229
Credit expense	63	50	136	87
Other real estate expenses	32	100	37	157
FDIC insurance expense	79	77	153	107
Other	201	195	400	380

Total non-interest expenses	3,935	3,757	7,615	7,366

Income before income taxes	1,410	1,223	2,773	2,230

Income tax expense	453	380	889	682

Net Income	$957	$843	$1,884	$1,548

Weighted average common shares outstanding - basic	3,371,616	3,364,874	3,371,616	3,364,874

Weighted average common shares outstanding - diluted	3,371,616	3,364,874	3,371,616	3,364,874

Earnings per common share - basic	$0.28	$0.25	$0.56	$0.46

Earnings per common share - diluted	$0.28	$0.25	$0.56	$0.46

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2015 and 2014

(dollar amounts in thousands) (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net Income	$957	$843	$1,884	$1,548

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	(783)	1,049	(445)	2,322
Tax effect	267	(357)	152	(788)
Reclassification adjustment for gains included in net income (1)	(4)	(86)	(33)	(80)
Tax effect (2)	1	29	11	27

Other comprehensive income (loss), net of tax	(519)	635	(315)	1,481

Comprehensive income	$438	$1,478	$1,569	$3,029

(1)	Gains are included in “gain (loss) on sale of available-for-sale securities, net” on the consolidated statements of income.
(2)	The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2015 and 2014

(dollar amounts in thousands) (unaudited)

	June 30,
	2015	2014

Cash flows from operating activities
Net Income	$1,884	$1,548

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	381	352
Net amortization and accretion of premiums and discounts on securities	34	155
(Gain) on sales of available-for-sale securities	(33)	(80)
Provision for loan losses	157	55
Loss (gain) on sale of other real estate owned	1	(2)
Impairment of other real estate owned	15	143
(Increase) in loans held-for-sale	(1,942)	(1,259)
(Increase) in cash value of life insurance	(136)	(143)
Decrease in interest receivable	30	133
Decrease (increase) in other assets	(97)	(38)
(Increase) in income taxes receivable	(61)	(41)
Increase (decrease) in interest payable	16	(4)
Increase in other liabilities	23	70

Net cash provided by operating activities	$272	$889

Cash flows from investing activities

Proceeds from maturities and calls of securities held-to-maturity	$—	$1,000
Purchases of securities available-for-sale	(12,414)	(1,553)
Proceeds from maturities, calls and paydowns of securities available-for-sale	30	103
Proceeds from sale of securities available-for-sale	6,856	13,199
Redemption of Federal Home Loan Bank stock	426	139
Proceeds from sale of other real estate owned	25	287
Improvements to other real estate owned	(25)	—
Origination of loans, net of principal collected	(19,134)	(18,818)
Purchases of premises and equipment	(305)	(297)

Net cash (used in) investing activities	$(24,541)	$(5,940)

Cash flows from financing activities
Net increase in deposits	$45,889	$12,863
Net (decrease) in federal funds purchased	(3,189)	(2,941)
Net (decrease) in Federal Home Loan Bank advances	(12,000)	—
Dividends paid to common stockholders	(337)	(168)

Net cash provided by financing activities	$30,363	$9,754

Increase in cash and cash equivalents	6,094	4,703

Cash and cash equivalents at beginning of period	$12,743	$16,671

Cash and cash equivalents at end of period	$18,837	$21,374

Non cash transactions
Transfer of loans to other real estate owned	$1,125	$384
Loans made to finance the sale of other real estate owned	—	78
Unrealized gains (losses) on securities available-for-sale	(478)	2,242
Common stock dividends declared, not paid	202	—

Cash transactions
Cash paid for interest	$1,281	$1,182
Cash paid for taxes	1,109	723

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2015 and 2014

(dollars in thousands, except per share amounts) (unaudited)

	Total Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total

Balance at December 31, 2013	3,364,874	$7,201	$22,868	$2,124	$(2,421)	$29,772

Net Income	—	—	—	1,548	—	1,548

Dividends declared on common stock ($0.05 per share)	—	—	—	(168)	—	(168)

Other Comprehensive Income	—	—	—	—	1,481	1,481

Balance at June 30, 2014	3,364,874	$7,201	$22,868	$3,504	$(940)	$32,633

Balance at December 31, 2014	3,371,616	$7,215	$22,919	$5,031	$(389)	$34,776

Net Income	—	—	—	1,884	—	1,884

Dividends declared on common stock ($0.16 per share)	—	—	—	(539)	—	(539)

Other Comprehensive Loss	—	—	—	—	(315)	(315)

Balance at June 30, 2015	3,371,616	$7,215	$22,919	$6,376	$(704)	$35,806

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2014. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2014 included in Financial’s Annual Report on Form 10-K. Results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The Company’s primary market area consists of the area commonly referred to as Region 2000 which encompasses the seven jurisdictions of the Town of Altavista, Amherst County, Appomattox County, the Town of Bedford, Bedford County, Campbell County, and the City of Lynchburg. Recently, the Company has expanded into Charlottesville, Roanoke, and Harrisonburg.

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

Note 3 – Earnings Per Common Share (EPS)

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of 1999 Financial (the “1999 Plan”) are considered in calculating dilutive earnings per share. The following is a summary of the earnings per share calculation for the three and six months ended June 30, 2015 and 2014.

Note 3 – Earnings Per Share (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$957,000	$843,000	$1,884,000	$1,548,000

Basic EPS weighted average shares outstanding	3,371,616	3,364,874	3,371,616	3,364,874
Incremental shares attributable to stock options	—	—	—	—

Diluted EPS weighted average shares outstanding	3,371,616	3,364,874	3,371,616	3,364,874

Basic earnings per common share	$0.28	$0.25	$0.56	$0.46

Diluted earnings per common share	$0.28	$0.25	$0.56	$0.46

The following table sets forth the incremental shares associated with option shares that were not included in calculating the diluted earnings because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Incremental shares excluded from calculating diluted EPS because their effect was anti-dilutive	66,576	110,147	66,576	110,147

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Note 4 – Stock Based Compensation (continued)

Stock option plan activity for the six months ended June 30, 2015 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value

Options outstanding, January 1, 2015	69,372	$11.44

Exercised	—	—

Forfeited	(2,796)	10.88

Options outstanding, June 30, 2015	66,576	11.46	0.50	$—

Options exercisable, June 30, 2015	66,576	$11.46	0.50	$—

Intrinsic value is calculated by subtracting the exercise price of option shares from the market price of underlying shares as of June 30, 2015 and multiplying that amount by the number of options outstanding. No intrinsic value exists where the exercise price is greater than the market price on a given date.

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

Note 5 – Fair Value Measurements (continued)

		Carrying Value at June 30, 2015 (in thousands)
Description	Balance as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US agency obligations	$21,360	$—	$21,360	$—
Mortgage-backed securities	4,048	—	4,048	—
Municipals	3,553	—	3,553	—
Corporates	487		487

Total available-for-sale securities	$29,448	$—	$29,448	$—

		Carrying Value at December 31, 2014 (in thousands)
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US agency obligations	$13,498	$—	$13,498	$—
Mortgage-backed securities	1,982	—	1,982	—
Municipals	7,899	—	7,899	—
Corporates	1,016	—	1,016	—

Total available-for-sale securities	$24,395	$—	$24,395	$—

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

Note 5 – Fair Value Measurements (continued)

Loans held for sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended June 30, 2015. Gains and losses on the sale of loans are recorded within mortgage fee income on the Consolidated Statements of Income.

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

		Carrying Value at June 30, 2015
Description	Balance as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$4,115	$—	$—	$4,115
Loans held for sale	2,972	—	2,972	—
Other real estate owned	2,065	—	—	2,065

*	Includes loans charged down during the quarter to the net realizable value of the collateral.

		Carrying Value at December 31, 2014
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$3,045	$—	$—	$3,045
Loans held for sale	1,030	—	1,030	—
Other real estate owned	956	—	—	956

*	Includes loans charged down during the quarter to the net realizable value of the collateral.

Note 5 – Fair Value Measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2015 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$4,115	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

OREO	2,065	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

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

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at June 30, 2015 and December 31, 2014 and therefore are not included in the table below.

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows (in thousands):

		Fair Value Measurements at June 30, 2015 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$16,498	$16,498	$—	$—	$16,498
Fed funds sold	2,339	2,339	—	—	2,339
Securities
Available-for-sale	29,448	—	29,448	—	29,448
Held-to-maturity	2,524	—	2,684	—	2,684
Restricted stock	1,313		1,313		1,313
Loans, net	412,425	—	—	419,189	419,189
Loans held for sale	2,972	—	2,972	—	2,972
Interest receivable	1,216	—	1,216	—	1,216
BOLI	9,648	—	9,648	—	9,648

Liabilities
Deposits	$445,386	$—	$446,532	$—	$446,532
Capital notes	10,000	—	9,989	—	9,989
Interest payable	74	—	74	—	74

		Fair Value Measurements at December 31, 2014 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$12,743	$12,743	$—	$—	$12,743
Securities
Available-for-sale	24,395	—	24,395	—	24,395
Held-to-maturity	2,528	—	2,699	—	2,699
Restricted stock	1,739	—	1,739		1,739
Loans, net	394,573	—	—	401,281	401,281
Loans held for sale	1,030	—	1,030	—	1,030
Interest receivable	1,246	—	1,246	—	1,246
BOLI	9,512	—	9,512	—	9,512

Liabilities
Deposits	$399,497	$—	$400,351	$—	$400,351
FHLB borrowings	12,000	10,000	2,005	—	12,005
Federal funds purchased	3,189	3,189	—	—	3,189
Capital notes	10,000	—	10,023	—	10,023
Interest payable	58	—	58	—	58

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

Note 7 - Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of June 30, 2015 and December 31, 2014 (amounts in thousands):

	Amortized	June 30, 2015 Gross Unrealized		Fair Value
	Costs	Gains	(Losses)
Held-to-Maturity
US agency obligations	$2,524	$160	$—	$2,684

Available-for-Sale
US agency obligations	22,355	—	(995)	21,360
Mortgage-backed securities	4,137	—	(89)	4,048
Municipals	3,510	79	(36)	3,553
Corporates	513	—	(26)	487

	$30,515	$79	$(1,146)	$29,448

	Amortized	December 31, 2014 Gross Unrealized		Fair Value
	Costs	Gains	(Losses)
Held-to-Maturity
US agency obligations	$2,528	$171	$—	$2,699

Available-for-Sale
US agency obligations	14,090	—	(592)	13,498
Mortgage-backed securities	2,042	—	(60)	1,982
Municipals	7,832	114	(47)	7,899
Corporates	1,020	—	(4)	1,016

	$24,984	$114	$(703)	$24,395

Note 7 – Securities (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
June 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$9,890	$370	$11,470	$625	$21,360	$995
Mortgage-backed securities	2,065	33	1,983	56	4,048	89
Municipals	1,141	15	760	21	1,901	36
Corporates	487	26	—	—	487	26

Total	$13,583	$444	$14,213	$702	$27,796	$1,146

	Less than 12 months		More than 12 months		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$999	$1	$11,502	$591	$12,501	$592
Mortgage-backed securities	—	—	1,982	60	1,982	60
Municipals	771	9	3,192	38	3,963	47
Corporates	—	—	1,016	4	1,016	4

Total	$1,770	$10	$17,692	$693	$19,462	$703

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

At June 30, 2015, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of June 30, 2015, the Bank owned 27 securities that were being evaluated for other than temporary impairment. Four of these securities were S&P rated AAA and 23 were S&P rated AA. As of June 30, 2015, 21 of these securities were direct obligations of the U.S. government or government sponsored entities, 5 were municipal issues, and one was an investment in a domestic corporate issued security.

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

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three and six months ended June 30, 2015 and 2014 was as follows (dollars in thousands):

Business Segments

	Community Banking	Mortgage	Total
For the six months ended June 30, 2015
Net interest income	$8,520	$—	$8,520
Provision for loan losses	157	—	157

Net interest income after provision for loan losses	8,363	—	8,363
Noninterest income	867	1,158	2,025
Noninterest expenses	6,777	838	7,615

Income before income taxes	2,453	320	2,773
Income tax expense	780	109	889

Net income	$1,673	$211	$1,884

Total assets	$489,821	$3,015	$492,836

For the six months ended June 30, 2014
Net interest income	$7,977	$—	$7,977
Provision for loan losses	55	—	55

Net interest income after provision for loan losses	7,922	—	7,922
Noninterest income	978	696	1,674
Noninterest expenses	6,847	519	7,366

Income before income taxes	2,053	177	2,230
Income tax expense	635	47	682

Net income	$1,418	$130	$1,548

Total assets	$444,081	$3,279	$447,360

	Community Banking	Mortgage	Total
For the three months ended June 30, 2015
Net interest income	$4,324	$—	$4,324
Provision for loan losses	57	—	57

Net interest income after provision for loan losses	4,267	—	4,267
Noninterest income	454	624	1,078
Noninterest expenses	3,484	451	3,935

Income before income taxes	1,237	173	1,410
Income tax expense	394	59	453

Net income (loss)	$843	$114	$957

Total assets	$489,821	$3,015	$492,836

For the three months ended June 30, 2014
Net interest income	$4,023	$—	$4,023
Provision for loan losses	—	—	—

Net interest income after provision for loan losses	4,023	—	4,023
Noninterest income	550	407	957
Noninterest expenses	3,497	260	3,757

Income before income taxes	1,076	147	1,223
Income tax expense	343	37	380

Net income	$733	$110	$843

Total assets	$444,081	$3,279	$447,360

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

Loan Segments:		Loan Classes:

	Commercial		Commercial and industrial loans

	Commercial real estate		Commercial mortgages – owner occupied

Commercial mortgages – non-owner occupied

Commercial construction

	Consumer		Consumer unsecured

Consumer secured

	Residential		Residential mortgages

Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	June 30, 2015	December 31, 2014

Commercial	$68,427	$63,259
Commercial real estate	215,755	207,262
Consumer	78,675	76,380
Residential	54,154	52,462

Total loans	417,011	399,363

Less allowance for loan losses	4,586	4,790

Net loans	$412,425	$394,573

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

We segregate loans into the above categories based on the following criteria and we review the characteristics of each rating at least annually, generally during the first quarter. The characteristics of these ratings are as follows:

•	“Pass.” These are loans having risk ratings of 1 through 4. Pass loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

•	“Monitor.” These are loans having a risk rating of 5. Monitor loans have currently acceptable risk but may have the potential for a specific defined weakness in the borrower’s operations and the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history may currently or in the future be characterized by late payments. The Bank’s risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

•	“Special Mention.” These are loans having a risk rating of 6. Special Mention loans have weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the bank’s credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. These loans do warrant more than routine monitoring due to a weakness caused by adverse events.

•	“Substandard.” These are loans having a risk rating of 7. Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Bank’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Bank. There is a distinct possibility that the Bank will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet our definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provides evidence that it is probable that the Bank will be unable to collect all amounts due.

•	“Doubtful.” These are loans having a risk rating of 8. Doubtful rated loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.

Note 9 – Loans, allowance for loan losses and OREO (continued)

•	“Loss.” These are loans having a risk rating of 9. Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

Loans on Non-Accrual Status

(dollars in thousands)

	As of
	June 30, 2015	December 31, 2014
Commercial	$678	$1,965
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	—	212
Commercial Mortgages-Non-Owner Occupied	314	70
Commercial Construction	367	460
Consumer
Consumer Unsecured	—	—
Consumer Secured	258	20
Residential:
Residential Mortgages	205	689
Residential Consumer Construction	87	90

Totals	$1,909	$3,506

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. OREO increased to $2,065,000 on June 30, 2015 from $956,000 on December 31, 2014. The following table represents the changes in OREO balance during the six months ended June 30, 2015 and year end December 31, 2014.

OREO Changes

(dollars in thousands)

	Six Months ended June 30, 2015	Year ended December 31, 2014
Balance at the beginning of the year (net)	$956	$1,451
Transfers from loans	1,125	473
Capitalized costs	25	—
Writedowns	(15)	(167)
Sales proceeds	(25)	(780)
(Loss) on disposition	(1)	(21)

Balance at the end of the period (net)	$2,065	$956

At June 30, 2015 and December 31, 2014, the Company had no consumer mortgage loans secured by residential real estate for which foreclosure was in process. The Company held $50,000 and $65,000 of residential real estate in other real estate owned as of June 30, 2015 and December 31, 2014, respectively.

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans (dollars in thousands) As of and For the Six Months Ended June 30, 2015
2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$50	$53	$—	$1,034	$—
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,960	3,960	—	3,398	116
Commercial Mortgage Non-Owner Occupied	1,021	1,021	—	1,050	27
Commercial Construction	27	499	—	244	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	20	20	—	21	1
Residential
Residential Mortgages	1,588	1,668	—	1,261	62
Residential Consumer Construction	—	—	—	—	—

With An Allowance Recorded:
Commercial	$1,197	$1,270	$499	$1,302	$16
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,227	1,227	61	1,040	30
Commercial Mortgage Non-Owner Occupied	497	550	81	312	14
Commercial Construction	340	677	78	170	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	444	501	233	282	8
Residential
Residential Mortgages	812	956	114	821	24
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$1,247	$1,323	$499	$2,336	$16
Commercial Real Estate
Commercial Mortgages-Owner Occupied	5,187	5,187	61	4,438	146
Commercial Mortgage Non-Owner Occupied	1,518	1,571	81	1,362	41
Commercial Construction	367	1,176	78	414	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	464	521	233	303	9
Residential
Residential Mortgages	2,400	2,624	114	2,082	86
Residential Consumer Construction	—	—	—	—	—

	$11,183	$12,402	$1,066	$10,935	$298

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans (dollars in thousands) As of and For the Year Ended December 31, 2014
2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$2,017	$2,280	$—	$2,641	$63
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,835	2,835	—	1,687	152
Commercial Mortgage Non-Owner Occupied	1,078	1,128	—	1,041	75
Commercial Construction	460	1,194	—	606	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	21	21	—	21	1
Residential
Residential Mortgages	934	1,058	—	702	58
Residential Consumer Construction	—	—	—	—	—

With An Allowance Recorded:
Commercial	$1,406	$1,861	$713	$990	$29
Commercial Real Estate
Commercial Mortgages-Owner Occupied	852	1,029	63	1,636	36
Commercial Mortgage Non-Owner Occupied	126	126	32	173	7
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	119	119	119	80	7
Residential
Residential Mortgages	829	968	131	1,257	52
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$3,423	$4,141	$713	$3,631	$92
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,687	3,864	63	3,323	188
Commercial Mortgage Non-Owner Occupied	1,204	1,254	32	1,214	82
Commercial Construction	460	1,194	—	606	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	140	140	119	101	8
Residential
Residential Mortgages	1,763	2,026	131	1,959	110
Residential Consumer Construction	—	—	—	—	—

	$10,677	$12,619	$1,058	$10,834	$480

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Six Months Ended June 30, 2015
2015	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Loan Losses:
Beginning Balance	$1,235	$2,194	$812	$549	$4,790
Charge-offs	(256)	(49)	(155)	—	(460)
Recoveries	4	71	24	—	99
Provision	70	(73)	182	(22)	157

Ending Balance	$1,053	$2,413	$863	$527	$4,586

Ending Balance: Individually evaluated for impairment	$499	$220	$233	$114	$1,066

Ending Balance: Collectively evaluated for impairment	554	1,923	630	413	3,520

Totals:	$1,053	$2,143	$863	$527	$4,586

Loans:

Ending Balance: Individually evaluated for impairment	$1,247	$7,072	$464	$2,400	$11,183

Ending Balance: Collectively evaluated for impairment	67,180	208,683	78,211	51,754	405,828

Totals:	$68,427	$215,755	$78,675	$54,154	$417,011

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Year Ended December 31, 2014
2014	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Loan Losses:
Beginning Balance	$1,015	$2,631	$935	$605	$5,186
Charge-offs	(165)	(187)	(79)	(120)	(551)
Recoveries	51	10	39	—	100
Provision	334	(260)	(83)	64	55

Ending Balance	$1,235	$2,194	$812	$549	$4,790

Ending Balance: Individually evaluated for impairment	$713	$95	$119	$131	$1,058

Ending Balance: Collectively evaluated for impairment	522	2,099	693	418	3,732

Totals:	$1,235	$2,194	$812	$549	$4,790

Loans:

Ending Balance: Individually evaluated for impairment	$3,423	$5,351	$140	$1,763	$10,677

Ending Balance: Collectively evaluated for impairment	59,836	201,911	76,240	50,699	388,686

Totals:	$63,259	$207,262	$76,380	$52,462	$399,363

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Loans as of June 30, 2015 (dollars in thousands)
2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing

Commercial	$230	$10	$678	$918	$67,509	$68,427	$—

Commercial Real Estate:

Commercial Mortgages- Owner Occupied	776	846	—	1,622	76,726	78,348	—
Commercial Mortgages-Non-Owner Occupied	196	80	135	411	123,129	123,540	—
Commercial Construction	—	—	367	367	13,500	13,867	—

Consumer:

Consumer Unsecured	3	4	—	7	5,415	5,422	—

Consumer Secured	364	130	230	724	72,529	73,253	—

Residential:

Residential Mortgages	240	—	205	445	45,981	46,426	—

Residential Consumer Construction	231	—	—	231	7,497	7,728	—

Total	$2,040	$1,070	$1,615	$4,725	$412,286	$417,011	$—

	Age Analysis of Past Due Loans as of December 31, 2014 (dollars in thousands)
2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$21	$80	$1,965	$2,066	$61,193	$63,259	$—

Commercial Real Estate:

Commercial Mortgages-Owner Occupied	192	—	212	404	77,304	77,708	—
Commercial Mortgages-Non-Owner Occupied	86	—	70	156	119,019	119,175	—

Commercial Construction	—	—	460	460	9,919	10,379	—

Consumer:

Consumer Unsecured	11	—	—	11	5,749	5,760	—

Consumer Secured	15	—	—	15	70,605	70,620	—

Residential:

Residential Mortgages	626	48	525	1,199	43,745	44,944	—

Residential Consumer Construction	29	—	—	29	7,489	7,518	—

Total	$980	$128	$3,232	$4,340	$395,023	$399,363	$—

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Credit Quality Information - by Class June 30, 2015 (dollars in thousands)
2015	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$65,676	$130	$1,357	$1,264	$—	$68,427
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	69,293	1,378	2,406	5,271	—	78,348
Commercial Mortgages-Non Owner Occupied	116,099	1,984	4,023	1,434	—	123,540
Commercial Construction	13,500	—	—	367	—	13,867
Consumer
Consumer Unsecured	5,422	—	—	—	—	5,422
Consumer Secured	72,080	297	127	749	—	73,253
Residential:
Residential Mortgages	43,790	—	92	2,544	—	46,426
Residential Consumer Construction	7,641	—	—	87	—	7,728

Totals	$393,501	$3,789	$8,005	$11,716	$—	$417,011

	Credit Quality Information - by Class December 31, 2014 (dollars in thousands)
2014	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$58,745	$725	$224	$3,565	$—	$63,259
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	71,087	1,718	1,216	3,687	—	77,708
Commercial Mortgages-Non Owner Occupied	112,560	1,586	3,971	1,058	—	119,175
Commercial Construction	9,919	—	—	460	—	10,379
Consumer
Consumer Unsecured	5,673	—	—	87	—	5,760
Consumer Secured	69,527	554	136	403	—	70,620
Residential:
Residential Mortgages	41,578	1,258	120	1,988	—	44,944
Residential Consumer Construction	7,428	—	—	90	—	7,518

Totals	$376,517	$5,841	$5,667	$11,338	$—	$399,363

Note 9 – Loans, allowance for loan losses and OREO (continued)

The following tables describe the loan modifications classified as TDRs during the three and six months ended June 30, 2015:

For the Three Months Ended June 30, 2015 (dollars in thousands)
Troubled Debt Restructurings During the Period	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Outstanding Recorded Investment
Commercial Real Estate	2	$454	$454

For the Six Months Ended June 30, 2015 (dollars in thousands)
Troubled Debt Restructurings During the Period	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Outstanding Recorded Investment
Commercial	1	$20	$20
Commercial Real Estate	2	$454	$454

There were no loan modifications that would have been classified as TDRs during the three and six months ended June 30, 2014.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three and six months ended June 30, 2015 and 2014.

The loans noted in the tables above were modified during the periods to extend maturity only. These loans are factored into the determination of the allowance for loan losses as of the periods indicated and are included in the Bank’s impaired loan analysis and individually evaluated for impairment.

At June 30, 2015 and December 31, 2014, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

Note 10 – Recent accounting pronouncements

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

Note 10 – Recent accounting pronouncements (continued)

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation – Stock Compensation (Topic 718),” should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

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

In November 2014, the FASB issued ASU No. 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.” The amendments in ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Company does not expect the adoption of ASU 2014-16 to have a material impact on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The amendments in this ASU eliminate from U.S. GAAP the concept of

Note 10 – Recent accounting pronouncements (continued)

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

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

Note 10 – Recent accounting pronouncements (continued)

2015. Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The Company is currently assessing the impact that ASU 2015-05 will have on its consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-08, “Business Combinations (Topic 805): Pushdown Accounting – Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.” The amendments in ASU 2015-08 amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115, Topic 5: Miscellaneous Accounting, regarding various pushdown accounting issues, and did not have a material impact on our consolidated financial statements.

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

Overview

Financial is a bank holding company headquartered in Lynchburg, Virginia. Our primary business is retail banking which we conduct through our wholly-owned subsidiary, Bank of the James (which we refer to as the “Bank”). We conduct three other business activities: mortgage banking through the Bank’s Mortgage division (which we refer to as “Mortgage division”), investment services through the Bank’s Investment division (which we refer to as “Investment division”), and insurance activities through BOTJ Insurance, Inc., a subsidiary of the Bank, (which we refer to as “Insurance division”). Of these three business activities, only the Mortgage division is material to the Bank’s results and operations.

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

The Bank services its banking customers through the following locations in Region 2000 and surrounding areas:

Full Service Branches

•	The main office located at 828 Main Street in Lynchburg (the “Main Street Office”),

•	A branch located at 615 Church Street in Lynchburg (the “Church Street Branch”),

•	A branch located at 5204 Fort Avenue in Lynchburg (the “Fort Avenue Branch”),

•	A branch located on South Amherst Highway in Amherst County (the “Madison Heights Branch”),

•	A branch located at 17000 Forest Road in Forest (the “Forest Branch”),

•	A branch located at 4935 Boonsboro Road, Suites C and D in Lynchburg (the “Boonsboro Branch”),

•	A branch located at 164 South Main Street, Amherst, Virginia (the “Amherst Branch”),

•	A branch located at 1405 Ole Dominion Boulevard in the Town of Bedford, Virginia, located off of Independence Boulevard (the “Bedford Branch”),

•	A branch located at 1110 Main Street, Altavista, Virginia (the “Altavista Branch”).

Limited Service Branches

•	Westminster-Canterbury facilities located at 501 VES Road, Lynchburg, Virginia,

•	Westminster-Canterbury facilities located at 250 Pantops Mountain Road, Charlottesville, Virginia,

•	Luxor Office Park LLC, 1430 Rolkin Court Suite 203, Charlottesville, Virginia (the “Charlottesville Branch”).

Loan Production Offices

•	Residential mortgage loan production office located at the Forest Branch,

•	Residential mortgage loan production office located at 2404 Electric Road, Suite B, Roanoke, Virginia,

•	Residential mortgage loan production office located at 133 Salem Avenue, NW, in Roanoke, Virginia,

•	Commercial and consumer loan production office located at the Charlottesville Branch.

The Bank anticipates opening the following branch in 2015:

•	A full service branch located at 1391 South High Street, Harrisonburg, VA in the fourth quarter of 2015.

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

June 30, 2015 (in thousands)
Commitments to extend credit	$88,886
Letters of Credit	4,133

Total	$93,019

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of June 30, 2015 and December 31, 2014 and the results of operations of Financial for the three and six month periods ended June 30, 2015 and 2014. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

June 30, 2015 as Compared to December 31, 2014

Total assets were $492,836,000 on June 30, 2015 compared with $460,865,000 at December 31, 2014, an increase of 6.94%. This increase in total assets as of June 30, 2015 was funded largely from an increase in total deposits.

Total deposits increased from $399,497,000 as of December 31, 2014 to $445,386,000 on June 30, 2015, an increase of 11.49%. The increase largely resulted from an increase in time deposits from $97,054,000 on December 31, 2014 to $141,466,000 on June 30, 2015. A total of $10,000,000 of this increase in time deposits, resulted from management’s decision to lock in attractive rates by accepting a brokered certificate of deposit. The balance of the increase in time deposits was raised through a local offering of certificates of deposit. Specifically, the Bank offered an 18-month certificate of deposit at 1.16% APY. The total raised with this offer was approximately $34,000,000. The cash provided from the increase in time deposits has and will be used to fund loan growth and provide additional on-balance sheet liquidity through the purchase of additional available-for-sale securities.

Total loans, excluding loans held for sale, increased to $417,011,000 on June 30, 2015 from $399,363,000 on December 31, 2014. Loans, excluding loans held for sale and net of unearned income and allowance, increased to $412,425,000 on June 30, 2015 from $394,573,000 on December 31, 2014, an increase of 4.52%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	June 30, 2015		December 31, 2014
	Amount	Percentage	Amount	Percentage
Commercial	$68,427	16.41%	$63,259	15.84%
Commercial Real Estate	215,755	51.74%	207,262	51.89%
Consumer	78,675	18.87%	76,380	19.13%
Residential	54,154	12.98%	52,462	13.14%

Total loans	$417,011	100.00%	$399,363	100.00%

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned (“OREO”) decreased to $3,974,000 on June 30, 2015 from $4,462,000 on December 31, 2014. Although OREO increased to $2,065,000 on June 30, 2015 from $956,000 on December 31, 2014, the increase was due to the Bank’s foreclosure in the first quarter on real estate that secured a loan that had been categorized as a non-performing loan. Following the foreclosure and subsequent re-categorization, non-performing loans decreased from $3,506,000 at December 31, 2014 to $1,909,000 at June 30, 2015. As discussed in more detail below under “Results of Operations—Allowance for Loan Losses,” management has provided for the anticipated losses on these loans in the loan loss reserve. If interest on non-accrual loans had been accrued, such interest cumulatively would have approximated $388,000 and $915,000 as of June 30, 2015 and December 31, 2014, respectively. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the non-performing loan totals listed above.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure, deeds in lieu of foreclosure or repossession. On December 31, 2014, the Bank was carrying 4 OREO properties on its books at a value of $956,000. During the six months ended June 30, 2015, the Bank acquired 1 additional OREO property and disposed of 1 OREO property, and as of June 30, 2015 the Bank is carrying 4 OREO properties at a value of $2,065,000. The OREO properties are available for sale and are being actively marketed on the Bank’s website and through other means.

The Bank had loans in the amount of $847,000 at June 30, 2015 classified as performing Troubled Debt Restructurings (“TDRs”) as compared to $376,000 at December 31, 2014. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

Cash and cash equivalents increased to $18,837,000 on June 30, 2015 from $12,743,000 on December 31, 2014. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). This increase is in large part due to the increase in time deposits and non-interest bearing demand deposits which was partially offset by a decrease in NOW, money market and savings accounts. The increase in time deposits will be used to fund loans and investments. Cash and cash equivalents also vary due to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts, both of which are subject to fluctuations.

Securities held-to-maturity decreased slightly to $2,524,000 on June 30, 2015 from $2,528,000 on December 31, 2014. Securities available-for-sale increased to $29,448,000 on June 30, 2015, from $24,395,000 on December 31, 2014. The increase is a result of management’s desire to increase on-balance sheet liquidity. During the six months ended June 30, 2015 the Bank received no proceeds from calls of securities available-for-sale and $6,856,000 in proceeds from the sale of securities available-for-sale. The Bank purchased no securities held-to-maturity and $12,414,000 in securities available-for sale during the same period.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $505,000 at June 30, 2015 and $931,000 at December 31, 2014, a decrease of $426,000. This decrease is attributable to the Bank’s decision to payoff $10,000,000 and $2,000,000 in FHLBA advances during the first and second quarters, respectively, and the subsequent repurchase of stock necessary to support those advances by the FHLBA from the Bank. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At June 30, 2015, Financial, on a consolidated basis, had liquid assets of $48,285,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold and available-for-sale investments. Management believes that liquid assets were adequate at June 30, 2015. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, the Bank has the ability to purchase federal funds on the open market and borrow from the Federal Reserve Bank’s discount window, if necessary.

Financial has $10,000,000 categorized as “Capital Notes” which as of June 30, 2015 is the result of the private placement of $10,000,000 unregistered debt securities as previously disclosed (the “2012 Notes”). The 2012 Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. The notes mature on April 1, 2017, but are subject to prepayment in whole or in part on or after April 1, 2013 at Financial’s sole discretion on 30 days written notice to the holders.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material negative impact on Financial’s short-term or long-term liquidity. Based in part on recent loan growth, the Bank is monitoring liquidity to ensure it is able to fund future loans.

At June 30, 2015, the Bank had a leverage ratio of approximately 9.40%, a Tier 1 risk-based capital ratio of approximately 10.80% and a total risk-based capital ratio of approximately 11.89%. As of June 30, 2015 and December 31, 2014 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of June 30, 2015 and December 31, 2014:

Bank Level Only Capital Ratios

Analysis of Capital (in 000’s)	June 30, 2015	December 31, 2014

Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	19,325	19,325
Retained earnings	22,631	20,479

Total Tier 1 capital	$45,698	$43,546

Common Equity Tier 1 capital	$45,698	N/A

Tier 2 capital
Allowance for loan losses	$4,586	$4,619

Total Tier 2 capital:	$4,586	$4,619

Total risk-based capital	$50,284	$48,165

Risk weighted assets	$423,057	$369,348
Average total assets	$486,301	$452,276

	Actual		Regulatory Benchmarks
	June 30, 2015	December 31, 2014	For Capital Adequacy Purposes	For Well Capitalized Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.40%	9.63%	4.00%	5.00%
Common Equity Tier 1 capital	9.40%	N/A	4.50%	6.50%
Tier 1 risk-based capital ratio	10.80%	11.79%	6.00%	8.00%
Total risk-based capital ratio	11.89%	13.04%	8.00%	10.00%

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

Earnings Summary

Financial had net income including all operating segments of $957,000 and $1,884,000 for the three and six months ended June 30, 2015, compared to $843,000 and $1,548,000 for the comparable periods in 2014. The basic and diluted earnings per common share for the three and six months ended June 30, 2015 were $0.28 and $0.56, compared to basic and diluted earnings per share of $0.25 and $0.46 for the three and six months ended June 30, 2014.

The increase in net income for the three and six months ended June 30, 2015 as compared to the prior year was due primarily to an increase in interest received due to an increase in interest earning assets, and was partially offset by an increase in non-interest expense, a slight increase in interest expense paid on deposits, and an increase in the provision for loan losses. Non-interest income increased for the three and six months ended June 30, 2015 due to an increase in fees related to an increase in mortgage origination volume from the same periods in 2014.

These operating results represent an annualized return on stockholders’ equity of 10.71% for both the three and six months ended June 30, 2015, compared with 10.30% and 9.61% for the same periods in 2014. The Company had an annualized return on average assets of 0.79% for both the three and six months ended June 30, 2015 compared with 0.75% and 0.70% for the same periods in 2014.

See “Non-Interest Income” below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

Interest income increased to $4,991,000 and $9,817,000 for the three and six months ended June 30, 2015 from $4,610,000 and $9,155,000 for the same periods in 2014, an increase of 8.26% and 7.23%, respectively. Interest income increased primarily because of increased balances in the loan portfolio. The average rate received on earning assets decreased to 4.38% and 4.38% for the three and six months ended June 30, 2015 as compared with 4.53% and 4.56% for the comparable periods in 2014. The rate on total average earning assets decreased primarily because of a decrease in market rates of interest resulting from a competitive banking environment. Management expects that competition will continue to pressure the rates we receive on loans and therefore may negatively impact our interest income.

Interest expense increased to $667,000 and $1,297,000 for the three and six months ended June 30, 2015 from $587,000 and $1,178,000 for the same periods in 2014, an increase of 13.63% and 10.10%, respectively. These increases in interest expense resulted in large part from an increased balance in time deposits which typically pay depositors a higher rate of interest than do demand, money market, and savings accounts. The Bank’s average rate paid on interest earning deposits was 0.58% and 0.56% during the three and six month periods ended June 30, 2015 as compared to 0.51% and 0.52% for the same periods in 2014.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and six months ended June 30, 2015 was $4,324,000 and $8,520,000 compared to $4,023,000 and

$7,977,000 for the same periods in 2014. The change in net interest income for the three and six months ended June 30, 2015 as compared with the comparable periods in 2014 primarily is attributable to the increase in loan balances previously discussed. The net interest margin was 3.79% and 3.80% for the three and six months ended June 30, 2015, as compared to 3.96% and 3.98% for the same periods a year ago.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I below.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency. Non-interest income exclusive of gains on sales of securities increased to $1,074,000 and $1,992,000 for the three and six months ended June 30, 2015 from $871,000 and $1,594,000 for the three and six months ended June 30, 2014. This increase for the three and six months ended June 30, 2015 as compared to the same periods last year was due primarily to an increase in mortgage fee income to $613,000 and $1,136,000 for the three and six months ended June 30, 2015 as compared to $407,000 and $696,000 for the comparable periods last year. The increase in mortgage fee income is directly attributable to the production in the Bank’s Roanoke mortgage office in 2015. For the three and six months ended June 30, 2015, service charges, fees, and commissions decreased by $16,000 and $48,000 as compared to the three and six months ended June 30, 2014.

Purchase mortgage originations totaled $10,941,000 and $26,310,000, or 63.05% and 60.92% respectively, of the total mortgage loans originated in the three and six months ended June 30, 2015 as compared to $12,733,000 and $18,898,000, or 76.95% and 70.36%, respectively, of the total mortgage loans originated in the same periods in 2014. The increase in amount of purchase mortgage originations resulted from an increased market presence in Roanoke as well as an increase in home purchase activity. Refinancing activity also increased because rates remained at historically low levels. Despite the increase in refinancing, management anticipates that purchase mortgage originations will continue to represent a majority of mortgage originations. Management expects revenue from the mortgage segment will be under pressure during the rising interest rate environment. In addition, Management believes that regulatory pressure may result in a decreased number of competitors to the Mortgage division and this could result in an increase in market share.

Net gain on sales of securities available-for-sale decreased to $4,000 and $33,000 for the three and six months ended June 30, 2015 from $86,000 and $80,000 for the same periods in 2014.

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

Non-Interest Expense

Non-interest expense for the three and six months ended June 30, 2015 increased to $3,935,000 and $7,615,000 from $3,757,000 and $7,366,000, an increase of 4.74% and 3.38% for the comparable periods in 2014. This resulted from increases for compensation and employee benefit expense and credit expense, primarily related to the expansion into Charlottesville. Commissions paid on mortgages originated through the Roanoke mortgage production office also increased. These increases were offset in part by a slight decrease in data processing fees resulting from a renegotiated contract with a core processing provider and other outside expense from $562,000 and $1,175,000 for the three and six months ended June 30, 2014 to $560,000 and $1,046,000 for the same periods in 2015. The increase was also offset by a decrease in OREO expense from $100,000 and $157,000 for the three and six months ended June 30, 2014 to $32,000 and $37,000 for the same periods in 2015. Total personnel expense was $2,128,000 and $4,211,000 for the three and six month periods ended June 30, 2015 as compared to $1,904,000 and $3,789,000 for the same periods in 2014.

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The provision to the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon two components – specific impairment and general reserves. As discussed below, loans having a risk rating of 7 or below that are significantly past due, and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, loan performance measures. Based on the application of the loan loss calculation, the Bank provided $57,000 and $157,000 to the allowance for loan losses for the three and six month periods ended June 30, 2015. This compares to a provision of $0 and $55,000 for the comparable periods in 2014. This results in a year-to-date increase in the amount provided of 185.45% during the six month periods ended June 30, 2014 to June 30, 2015.

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

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for loan losses and constitute a realized loss. Charged-off loans increased to $259,000 and $460,000 for the three and six months ended June 30, 2015 from $97,000 and $101,000 for the comparable periods in 2014. A total of $175,000 of this amount arose from one borrowing relationship. Management does not believe that this increase represents an ongoing negative trend. While a charged off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. In the three and six months ended June 30, 2015, the Bank had recoveries of charged off loans of $42,000 and $99,000 as compared with $13,000 and $37,000 for the comparable period in 2014.

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

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. As set forth in the tables below, the Bank’s allowance arising from the specific impairment evaluation as of June 30, 2015 decreased as compared to June 30, 2014 but increased slightly as compared to December 31, 2014. General reserves as of June 30, 2015 were down as compared to both December 31, 2014 and June 30, 2014 primarily due to the improved charge-off history over the recently expanded four year look back period referenced above.

The decrease in the percentage of the allowance for loan losses to total loans as of June 30, 2015 to 1.10% and from and 1.20% as of December 31, 2014 resulted from improved asset quality. As a result, the Bank was not required to replenish charged-off balances within the reserve. The overall balance in the allowance for loan losses decreased from $4,790,000 as of December 31, 2014 to $4,586,000 as of June 30, 2015. Management believes that the current allowance for loan losses is adequate.

The following tables summarize the allowance activity for the periods indicated:

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Six months Ended June 30, 2015
2015	Commercial	Commercial Real Estate		Consumer	Residential		Total

Allowance for Loan Losses:
Beginning Balance	$1,235	$2,194		$812	$549		$4,790
Charge-offs	(256)	(49)		(155)	—		(460)
Recoveries	4	71		24	—		99
Provision	70	(73	)(1)	182	(22	)(1)	157

Ending Balance	$1,053	$2,143		$863	$527		$4,586

Ending Balance: Individually evaluated for impairment	$499	$220		$233	$114		$1,0661

Ending Balance: Collectively evaluated for impairment	554	1,923		630	413		3,520

Totals:	$1,053	$2,143		$863	$527		$4,586

Loans:

Ending Balance: Individually evaluated for impairment	$1,247	$7,072		$464	$2,400		$11,183

Ending Balance: Collectively evaluated for impairment	67,180	208,683		78,211	51,754		405,828

Totals:	$68,427	$215,755		$78,675	$54,154		$417,011

(1)	The experience within the historical charge-off period used to calculate the allowance has improved which reduced the need for a provision relating to these segments.

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Year Ended December 31, 2014
2014	Commercial	Commercial Real Estate		Consumer		Residential	Total

Allowance for Loan Losses:
Beginning Balance	$1,015	$2,631		$935		$605	$5,186
Charge-offs	(165)	(187)		(79)		(120)	(551)
Recoveries	51	10		39		—	100
Provision	334	(260	)(1)	(83	)(1)	64	55

Ending Balance	$1,235	$2,194		$812		$549	$4,790

Ending Balance: Individually evaluated for impairment	$713	$95		$119		$131	$1,058

Ending Balance: Collectively evaluated for impairment	522	2,099		693		418	3,732

Totals:	$1,235	$2,194		$812		$549	$4,790

Loans:

Ending Balance: Individually evaluated for impairment	$3,423	$5,351		$140		$1,763	$10,677

Ending Balance: Collectively evaluated for impairment	59,836	201,911		76,240		50,699	388,686

Totals:	$63,259	$207,262		$76,380		$52,462	$399,363

(1)	The experience within the historical charge-off period used to calculate the allowance has improved which reduced the need for a provision relating to these segments.

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended June 30, (in thousands)		Six Months ended June 30, (in thousands)
	2015	2014	2015	2014

Balance, beginning of period	$4,746	$5,261	$4,790	$5,186
Provision for loan losses	57	—	157	55
Loans charged off	(259)	(97)	(460)	(101)
Recoveries of loans charged off	42	13	99	37

Net (charge offs) recoveries	(217)	(84)	(361)	(64)

Balance, end of period	$4,586	$5,177	$4,586	$5,177

No nonaccrual loans were excluded from impaired loan disclosure under current accounting rules at June 30, 2015 and December 31, 2014. If interest on these loans had been accrued, such income cumulatively would have approximated $388,000 and $915,000 on June 30, 2015 and December 31,

2014, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

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

Income Taxes

For the three and six months ended June 30, 2015, Financial had an income tax expense of $453,000 and $889,000 as compared to $380,000 and $682,000 for the same periods in in 2014. This represents an effective tax rate of 32.13% and 32.06% for the three and six months ended June 30, 2015 as compared with 31.10% and 30.60% for the three and six months ended June 30, 2014.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended June 30, 2015 and 2014

(dollars in thousands)

	2015			2014
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid

ASSETS
Loans, including fees (1) (2)	$411,723	$4,739	4.62%	$357,583	$4,256	4.77%
Loans held for sale	2,199	19	3.47%	1,539	12	3.13%
Fed funds sold	6,606	4	0.24%	4,141	6	0.58%
Interest bearing bank balances	5,000	4	0.24%	—	—	—
Securities (3)	30,728	202	2.63%	45,089	330	2.94%
Federal agency equities	1,197	29	9.72%	1,173	26	8.89%
CBB equity	116	—	—	116	—	—

Total earning assets	457,569	4,997	4.38%	409,641	4,630	4.53%

Allowance for loan losses	(4,729)			(5,250)
Non-earning assets	34,234			43,972

Total assets	$487,074			$448,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$105,462	$59	0.22%	$101,775	$53	0.21%
Savings	114,052	64	0.23%	127,724	68	0.21%
Time deposits	138,562	391	1.13%	98,102	297	1.21%

Total interest bearing deposits	358,076	514	0.58%	327,601	418	0.51%

Other borrowed funds
Fed funds purchased	57	—	—	65	—	—
Other borrowings	308	3	3.91%	2,000	19	4.01%
Capital Notes	10,000	150	6.00%	10,000	150	6.00%

Total interest-bearing liabilities	368,441	667	0.73%	339,666	587	0.69%

Non-interest bearing deposits	82,178			75,122
Other liabilities	621			743

Total liabilities	451,240			415,531

Stockholders’ equity	35,834			32,832

Total liabilities and Stockholders’ equity	$487,074			$448,363

Net interest income		$4,330			$4,043

Net interest margin			3.79%			3.96%

Interest spread			3.65%			3.84%

(1)	Net accretion or amortization of deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

Net Interest Margin Analysis

Average Balance Sheets

For the Six Months Ended June 30, 2015 and 2014

(dollars in thousands)

	2015			2014
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid

ASSETS
Loans, including fees (1) (2)	$406,880	$9,352	4.64%	$353,122	$8,436	4.82%
Loans held for sale	1,884	34	3.64%	1,089	20	3.70%
Federal funds sold	8,323	9	0.22%	2,541	9	0.71%
Interest bearing bank balances	5,000	6	0.24%	—	—
Securities (3)	28,897	393	2.74%	48,216	702	2.94%
Federal agency equities	1,341	34	5.11%	1,234	32	5.23%
CBB equity	116	—	—	116	—	—

Total earning assets	452,441	9,828	4.38%	406,318	9,199	4.56%

Allowance for loan losses	(4,746)			(5,235)
Non-earning assets	33,621			43,045

Total assets	$481,316			$444,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$104,656	$115	0.22%	$99,209	$105	0.21%
Savings	116,220	130	0.23%	128,819	134	0.21%
Time deposits	129,464	723	1.13%	98,134	598	1.23%

Total interest bearing deposits	350,340	968	0.56%	326,162	837	0.52%

Other borrowed funds
Fed funds purchased	245	1	0.82%	411	2	0.98%
Repurchase agreements	—	—	—	448	1	0.45%
Other borrowings	4,575	28	1.23%	2,000	38	3.83%
Capital Notes	10,000	300	6.00%	10,000	300	6.00%

Total interest-bearing liabilities	365,160	1,297	0.72%	339,021	1,178	0.70%

Non-interest bearing deposits	80,053			71,813
Other liabilities	622			795

Total liabilities	445,835			411,629

Stockholders’ equity	35,481			32,499

Total liabilities and Stockholders’ equity	$481,316			$444,128

Net interest income		$8,531			$8,021

Net interest margin			3.80%			3.98%

Interest spread			3.66%			3.86%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

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

There have been no significant changes during the three and six months ended June 30, 2015, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 1A.	Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

In October, 2014, Financial’s board of directors authorized a share repurchase program. The plan, which expires in October, 2015, authorizes Financial to buy back up to 100,000 shares of its common stock. The shares reported in the table as shares that may be repurchased under the plan represent shares eligible through the term of the plan. The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason. The following table lists shares repurchased during the quarter ended June 30, 2015 and the maximum amount available to repurchase under the repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Month # 1 April 1 through April 30, 2015	0	N/A	0	100,000

Month # 2 May 1 through May 31, 2015	0	N/A	0	100,000

Month # 3 June 1 through June 30, 2015	0	N/A	0	100,000

Total	0	N/A	0	100,000

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2015

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2015

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 7, 2015

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income (unaudited) for the Three and Six months Ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the Three and Six months Ended June 30, 2015 and 2014 (iv) Consolidated Statements of Cash Flows (unaudited) for the Six months Ended June 30, 2015 and 2014 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Six months Ended June 30, 2015 and 2014; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: August 7, 2015	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President
(Principal Executive Officer)

Date: August 7, 2015	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2015

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2015

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 7, 2015

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income (unaudited) for the Three and Six months Ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the Three and Six months Ended June 30, 2015 and 2014 (iv) Consolidated Statements of Cash Flows (unaudited) for the Six months Ended June 30, 2015 and 2014 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Six months Ended June 30, 2015 and 2014; (vi) Notes to Unaudited Consolidated Financial Statements.