Form 10-Q
period 2015-09-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2015-11-06
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,371,616 shares of Common Stock, par value $2.14 per share, were outstanding at November 6, 2015.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2015 unaudited)

	9/30/2015	12/31/2014
Assets
Cash and due from banks	$14,416	$12,743

Securities held-to-maturity (fair value of $2,674 in 2015 and $2,699 in 2014)	2,523	2,528
Securities available-for-sale, at fair value	33,122	24,395
Restricted stock, at cost	1,313	1,739

Loans, net of allowance for loan losses of $4,748 in 2015 and $4,790 in 2014	426,850	394,573
Loans held for sale	3,823	1,030
Premises and equipment, net	9,228	9,262
Interest receivable	1,224	1,246
Cash value - bank owned life insurance	9,716	9,512
Other real estate owned, net of valuation allowance	2,265	956
Income taxes receivable	939	945
Deferred tax assets, net	1,194	1,221
Other assets	1,002	715

Total assets	$507,615	$460,865

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing demand	$87,933	$74,682
NOW, money market and savings	224,908	227,761
Time	145,815	97,054

Total deposits	458,656	399,497

Federal funds purchased	360	3,189
FHLB borrowings	—	12,000
Capital notes	10,000	10,000
Interest payable	76	58
Other liabilities	1,365	1,345

Total liabilities	$470,457	$426,089

Stockholders’ equity

Preferred stock; authorized 1,000,000 shares; none issued and outstanding as of September 30, 2015 and December 31, 2014	$—	$—
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 3,371,616 as of September 30, 2015 and December 31, 2014	7,215	7,215
Additional paid-in-capital	22,919	22,919
Retained earnings	7,358	5,031
Accumulated other comprehensive (loss)	(334)	(389)

Total stockholders’ equity	$37,158	$34,776

Total liabilities and stockholders’ equity	$507,615	$460,865

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Interest Income
Loans	$4,968	$4,453	$14,354	$12,909
Securities
US Government and agency obligations	144	172	427	526
Mortgage backed securities	30	13	58	71
Municipals - taxable	29	55	76	192
Municipals - tax exempt	10	16	31	99
Dividends	6	5	40	37
Other (Corporates)	2	8	5	34
Interest bearing deposits	3	—	9	—
Federal Funds sold	3	4	12	13

Total interest income	5,195	4,726	15,012	13,881

Interest Expense
Deposits
NOW, money market savings	130	125	375	364
Time Deposits	423	281	1,146	879
Federal Funds purchased	1	2	2	4
FHLB borrowings	—	19	28	57
Reverse repurchase agreements	—	—	—	1
Capital notes	150	150	450	450

Total interest expense	704	577	2,001	1,755

Net interest income	4,491	4,149	13,011	12,126

Provision for loan losses	120	—	277	55

Net interest income after provision for loan losses	4,371	4,149	12,734	12,071

Non-interest income
Mortgage income	623	518	1,759	1,214
Service charges, fees and commissions	397	322	1,063	1,036
Increase in cash value of life insurance	68	70	204	213
Other	100	13	154	54
Gain on sales of available-for-sale securities, net	10	6	43	86

Total non-interest income	1,198	929	3,223	2,603

See accompanying notes to these consolidated financial statements

	2015	2014	2015	2014
Non-interest expenses
Salaries and employee benefits	2,135	1,978	6,346	5,767
Occupancy	302	287	903	912
Equipment	360	322	963	937
Supplies	100	92	304	294
Professional, data processing, and other outside expense	591	593	1,637	1,768
Marketing	97	113	321	342
Credit expense	94	80	230	167
Other real estate expenses	63	9	100	166
FDIC insurance expense	87	77	240	184
Other	289	188	689	568

Total non-interest expenses	4,118	3,739	11,733	11,105

Income before income taxes	1,451	1,339	4,224	3,569

Income tax expense	468	425	1,357	1,107

Net Income	$983	$914	$2,867	$2,462

Weighted average common shares outstanding - basic	3,371,616	3,364,874	3,371,616	3,364,874

Weighted average common shares outstanding - diluted	3,371,616	3,364,874	3,371,616	3,364,874

Earnings per common share - basic	$0.29	$0.27	$0.85	$0.73

Earnings per common share - diluted	$0.29	$0.27	$0.85	$0.73

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2015 and 2014

(dollar amounts in thousands) (unaudited)

	For the Three Months Ended Sept 30,		For the Nine Months Ended Sept 30,
	2015	2014	2015	2014
Net Income	$983	$914	$2,867	$2,462

Other comprehensive income:
Unrealized gains on securities available-for-sale	570	94	125	2,416
Tax effect	(194)	(33)	(42)	(821)
Reclassification adjustment for gains included in net income (1)	(10)	(6)	(43)	(86)
Tax effect (2)	4	2	15	29

Other comprehensive income, net of tax	370	57	55	1,538

Comprehensive income	$1,353	$971	$2,922	$4,000

(1)	Gains are included in “gain on sales of available-for-sale securities, net” on the consolidated statements of income.
(2)	The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2015 and 2014

(dollar amounts in thousands) (unaudited)

	September 30,
	2015	2014

Cash flows from operating activities
Net Income	$2,867	$2,462

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	571	546
Net amortization and accretion of premiums and discounts on securities	69	199
(Gain) on sales of available-for-sale securities	(43)	(86)
(Gain) on sale of assets	—	(3)
Provision for loan losses	277	55
(Gain) on sale of other real estate owned	—	(1)
Impairment of other real estate owned	75	178
(Increase) in loans held-for-sale	(2,793)	(82)
(Increase) in cash value of life insurance	(204)	(213)
Decrease in interest receivable	22	141
Decrease (increase) in other assets	(287)	26
Decrease in income taxes receivable	6	33
Increase (decrease) in interest payable	18	(7)
Increase in other liabilities	20	217

Net cash provided by operating activities	$598	$3,465

Cash flows from investing activities
Proceeds from maturities and calls of securities held-to-maturity	$—	$1,000
Purchases of securities available-for-sale	(20,257)	(3,139)
Proceeds from maturities, calls and paydowns of securities available-for-sale	1,206	120
Proceeds from sale of securities available-for-sale	10,385	17,394
Redemption of Federal Home Loan Bank stock	426	139
Proceeds from sale of other real estate owned	66	318
Improvements to other real estate owned	(25)	—
Origination of loans, net of principal collected	(33,979)	(33,655)
Purchases of premises and equipment	(537)	(431)
Proceeds from sale of fixed assets	—	3

Net cash (used in) investing activities	$(42,715)	$(18,251)

Cash flows from financing activities
Net increase in deposits	$59,159	$11,433
Net (decrease) increase in federal funds purchased	(2,829)	1,868
Net (decrease) in Federal Home Loan Bank advances	(12,000)	—
Dividends paid to common stockholders	(540)	(336)

Net cash provided by financing activities	$43,790	$12,965

Increase (decrease) in cash and cash equivalents	1,673	(1,821)

Cash and cash equivalents at beginning of period	$12,743	$16,671

Cash and cash equivalents at end of period	$14,416	$14,850

Non cash transactions
Transfer of loans to other real estate owned	$1,425	$459
Loans made to finance the sale of other real estate owned	—	255
Unrealized gains (losses) on securities available-for-sale	82	2,330

Cash transactions
Cash paid for interest	$1,983	$1,762
Cash paid for taxes	1,350	1,075

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2015 and 2014

(dollars in thousands, except per share amounts) (unaudited)

	Total Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total

Balance at December 31, 2013	3,364,874	$7,201	$22,868	$2,124	$(2,421)	$29,772

Net Income	—	—	—	2,462	—	2,462

Dividends declared on common stock ($0.10 per share year-to-date)	—	—	—	(336)	—	(336)

Other Comprehensive Income	—	—	—	—	1,538	1,538

Balance at September 30, 2014	3,364,874	$7,201	$22,868	$4,250	$(883)	$33,436

Balance at December 31, 2014	3,371,616	$7,215	$22,919	$5,031	$(389)	$34,776

Net Income	—	—	—	2,867	—	2,867

Dividends declared on common stock ($0.16 per share year-to-date)	—	—	—	(540)	—	(540)

Other Comprehensive Income	—	—	—	—	55	55

Balance at September 30, 2015	3,371,616	$7,215	$22,919	$7,358	$(334)	$37,158

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2014. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2014 included in Financial’s Annual Report on Form 10-K. Results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The Company’s primary market area consists of the area commonly referred to as Region 2000 which encompasses the seven jurisdictions of the Town of Altavista, Amherst County, Appomattox County, the Town of Bedford, Bedford County, Campbell County, and the City of Lynchburg. Recently, the Company has expanded into Charlottesville, Roanoke, and Harrisonburg.

Financial’s critical accounting policy relates to the evaluation of the allowance for loan losses which is based on management’s estimate of an amount that is adequate to absorb probable losses inherent in the loan portfolio of Bank of the James (the “Bank”), Financial’s wholly-owned subsidiary. The allowance for loan losses is established through a provision for loan loss based on available information including the composition of the loan portfolio, historical loan losses, specific impaired loans, availability and quality of collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. Different assumptions used in evaluating the adequacy of the Bank’s allowance for loan losses could result in material changes in Financial’s financial condition and results of operations. The Bank’s policies with respect to the methodology for determining the allowance for loan losses involve a higher degree of complexity and require management to make subjective judgments that often require assumptions or estimates about uncertain matters. These critical policies and their assumptions are periodically reviewed with the Board of Directors.

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

Note 3 – Earnings Per Common Share (EPS)

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of 1999 Financial (the “1999 Plan”) are considered in calculating diluted earnings per share. The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2015 and 2014.

Note 3 – Earnings Per Share (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$983,000	$914,000	$2,867,000	$2,462,000

Basic EPS weighted average shares outstanding	3,371,616	3,364,874	3,371,616	3,364,874
Incremental shares attributable to stock options	—	—	—	—

Diluted EPS weighted average shares outstanding	3,371,616	3,364,874	3,371,616	3,364,874

Basic earnings per common share	$0.29	$0.27	$0.85	$0.73

Diluted earnings per common share	$0.29	$0.27	$0.85	$0.73

The following table sets forth the incremental shares associated with option shares that were not included in calculating the diluted earnings because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Incremental shares excluded from calculating diluted EPS because their effect was anti-dilutive	66,313	110,147	66,313	110,645

The foregoing shares were anti-dilutive because the exercise price of the options was greater than the average bid price for the three and nine month periods ended September 30, 2015 and 2014.

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Note 4 – Stock Based Compensation (continued)

Stock option plan activity for the nine months ended September 30, 2015 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value

Options outstanding, January 1, 2015	69,372	$11.44

Exercised	—	—

Forfeited	(3,059)	10.93

Options outstanding, September 30, 2015	66,313	11.46	0.25	$—

Options exercisable, September 30, 2015	66,313	$11.46	0.25	$—

Intrinsic value is calculated by subtracting the exercise price of option shares from the market price of underlying shares as of September 30, 2015 and multiplying that amount by the number of options outstanding. No intrinsic value exists where the exercise price is greater than the market price on a given date.

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

Note 5 – Fair Value Measurements (continued)

		Carrying Value at September 30, 2015 (in thousands)
Description	Balance as of September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US agency obligations	$17,270	$—	$17,270	$—
Mortgage-backed securities	10,226	—	10,226	—
Municipals	5,128	—	5,128	—
Corporates	498		498

Total available-for-sale securities	$33,122	$—	$33,122	$—

		Carrying Value at December 31, 2014 (in thousands)
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US agency obligations	$13,498	$—	$13,498	$—
Mortgage-backed securities	1,982	—	1,982	—
Municipals	7,899	—	7,899	—
Corporates	1,016	—	1,016	—

Total available-for-sale securities	$24,395	$—	$24,395	$—

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

Note 5 – Fair Value Measurements (continued)

Loans held for sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended September 30, 2015. Gains and losses on the sale of loans are recorded within mortgage fee income on the Consolidated Statements of Income.

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

		Carrying Value at September 30, 2015
Description	Balance as of September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$3,707	$—	$—	$3,707
Loans held for sale	3,823	—	3,823	—
Other real estate owned	2,265	—	—	2,265

*	Includes loans charged down during the quarter to the net realizable value of the collateral.

		Carrying Value at December 31, 2014
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$3,045	$—	$—	$3,045
Loans held for sale	1,030	—	1,030	—
Other real estate owned	956	—	—	956

*	Includes loans charged down during the quarter to the net realizable value of the collateral.

Note 5 – Fair Value Measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2015 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$3,707	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

OREO	2,265	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

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

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at September 30, 2015 and December 31, 2014 and therefore are not included in the table below.

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows (in thousands):

		Fair Value Measurements at September 30, 2015 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$14,416	$14,416	$—	$—	$14,416
Securities
Available-for-sale	33,122	—	33,122	—	33,122
Held-to-maturity	2,523	—	2,674	—	2,674
Restricted stock	1,313		1,313		1,313
Loans, net	426,850	—	—	434,192	434,192
Loans held for sale	3,823	—	3,823	—	3,823
Interest receivable	1,224	—	1,224	—	1,224
BOLI	9,716	—	9,716	—	9,716

Liabilities
Deposits	$458,656	$—	$459,746	$—	$459,746
Federal funds purchased	360	360	—		360
Capital notes	10,000	—	10,025	—	10,025
Interest payable	76	—	76	—	76

		Fair Value Measurements at December 31, 2014 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$12,743	$12,743	$—	$—	$12,743
Securities
Available-for-sale	24,395	—	24,395	—	24,395
Held-to-maturity	2,528	—	2,699	—	2,699
Restricted stock	1,739	—	1,739		1,739
Loans, net	394,573	—	—	401,281	401,281
Loans held for sale	1,030	—	1,030	—	1,030
Interest receivable	1,246	—	1,246	—	1,246
BOLI	9,512	—	9,512	—	9,512

Liabilities
Deposits	$399,497	$—	$400,351	$—	$400,351
FHLB borrowings	12,000	10,000	2,005	—	12,005
Federal funds purchased	3,189	3,189	—	—	3,189
Capital notes	10,000	—	10,023	—	10,023
Interest payable	58	—	58	—	58

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

Note 7 – Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	Amortized	September 30, 2015 Gross Unrealized		Fair
	Costs	Gains	(Losses)	Value
Held-to-Maturity
US agency obligations	$2,523	$151	$—	$2,674

Available-for-Sale
US agency obligations	17,827	—	(557)	17,270
Mortgage-backed securities	10,239	18	(31)	10,226
Municipals	5,051	95	(18)	5,128
Corporates	512	—	(14)	498

	$33,629	$113	$(620)	$33,122

	Amortized	December 31, 2014 Gross Unrealized		Fair
	Costs	Gains	(Losses)	Value
Held-to-Maturity
US agency obligations	$2,528	$171	$—	$2,699

Available-for-Sale
US agency obligations	14,090	—	(592)	13,498
Mortgage-backed securities	2,042	—	(60)	1,982
Municipals	7,832	114	(47)	7,899
Corporates	1,020	—	(4)	1,016

	$24,984	$114	$(703)	$24,395

Note 7 – Securities (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
September 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$5,470	$264	$11,800	$293	$17,270	$557
Mortgage-backed securities	1,955	15	2,021	16	3,976	31
Municipals	1,920	5	766	13	2,686	18
Corporates	498	14	—	—	498	14

Total	$9,843	$298	$14,587	$322	$24,430	$620

	Less than 12 months		More than 12 months		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$999	$1	$11,502	$591	$12,501	$592
Mortgage-backed securities	—	—	1,982	60	1,982	60
Municipals	771	9	3,192	38	3,963	47
Corporates	—	—	1,016	4	1,016	4

Total	$1,770	$10	$17,692	$693	$19,462	$703

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

At September 30, 2015, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of September 30, 2015, the Bank owned 25 securities that were being evaluated for other than temporary impairment. Three of these securities were S&P rated AAA and 22 were S&P rated AA. As of September 30, 2015, 18 of these securities were direct obligations of the U.S. government or government sponsored entities, 6 were municipal issues, and one was an investment in a domestic corporate issued security.

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

Note 8 – Business Segments (continued)

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 was as follows (dollars in thousands):

Business Segments

	Community Banking	Mortgage	Total
For the nine months ended September 30, 2015
Net interest income	$13,011	$—	$13,011
Provision for loan losses	277	—	277

Net interest income after provision for loan losses	12,734	—	12,734
Noninterest income	1,428	1,795	3,223
Noninterest expenses	10,390	1,343	11,733

Income before income taxes	3,772	452	4,224
Income tax expense	1,203	154	1,357

Net income	$2,569	$298	$2,867

Total assets	$503,741	$3,874	$507,615

For the nine months ended September 30, 2014
Net interest income	$12,126	$—	$12,126
Provision for loan losses	55	—	55

Net interest income after provision for loan losses	12,071	—	12,071
Noninterest income	1,389	1,214	2,603
Noninterest expenses	10,071	1,034	11,105

Income before income taxes	3,389	180	3,569
Income tax expense	1,044	63	1,107

Net income	$2,345	$117	$2,462

Total assets	$449,623	$2,063	$451,686

	Community Banking	Mortgage	Total
For the three months ended September 30, 2015
Net interest income	$4,491	$—	$4,491
Provision for loan losses	120	—	120

Net interest income after provision for loan losses	4,371	—	4,371
Noninterest income	561	637	1,198
Noninterest expenses	3,613	505	4,118

Income before income taxes	1,319	132	1,451
Income tax expense	423	45	468

Net income	$896	$87	$983

Total assets	$503,741	$3,874	$507,615

For the three months ended September 30, 2014
Net interest income	$4,149	$—	$4,149
Provision for loan losses	—	—	—

Net interest income after provision for loan losses	4,149	—	4,149
Noninterest income	411	518	929
Noninterest expenses	3,224	515	3,739

Income before income taxes	1,336	3	1,339
Income tax expense	409	16	425

Net income (loss)	$927	$(13)	$914

Total assets	$449,623	$2,063	$451,686

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

Loan Segments:		Loan Classes:

	Commercial		Commercial and industrial loans

	Commercial real estate		Commercial mortgages – owner occupied

Commercial mortgages – non-owner occupied

Commercial construction

	Consumer		Consumer unsecured

Consumer secured

	Residential		Residential mortgages

Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	September 30, 2015	December 31, 2014

Commercial	$73,372	$63,259
Commercial real estate	218,827	207,262
Consumer	80,296	76,380
Residential	59,103	52,462

Total loans	431,598	399,363

Less allowance for loan losses	4,748	4,790

Net loans	$426,850	$394,573

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

Note 9 – Loans, allowance for loan losses and OREO (continued)

Loans on Non-Accrual Status

(dollars in thousands)

	As of
	September 30, 2015	December 31, 2014
Commercial	$485	$1,965
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	164	212
Commercial Mortgages-Non-Owner Occupied	141	70
Commercial Construction	367	460
Consumer
Consumer Unsecured	—	—
Consumer Secured	151	20
Residential:
Residential Mortgages	198	689
Residential Consumer Construction	87	90

Totals	$1,593	$3,506

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. OREO increased to $2,265,000 on September 30, 2015 from $956,000 on December 31, 2014. The following table represents the changes in OREO balance during the nine months ended September 30, 2015 and year ended December 31, 2014.

OREO Changes

(dollars in thousands)

	Nine Months ended September 30, 2015	Year ended December 31, 2014
Balance at the beginning of the year (net)	$956	$1,451
Transfers from loans	1,425	473
Capitalized costs	25	—
Writedowns	(75)	(167)
Sales proceeds	(66)	(780)
(Loss) on disposition	—	(21)

Balance at the end of the period (net)	$2,265	$956

At September 30, 2015 and December 31, 2014, the Company had 1 consumer mortgage loan secured by residential real estate for which foreclosure was in process. The Company held $0 and $65,000 of residential real estate in other real estate owned as of September 30, 2015 and December 31, 2014, respectively.

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the Nine Months Ended September 30, 2015
2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$—	$—	$—	$1,009	$—
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,250	3,250	—	3,043	138
Commercial Mortgage Non-Owner Occupied	179	179	—	629	9
Commercial Construction	27	506	—	244	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	115	115	—	68	3
Residential
Residential Mortgages	1,502	1,518	—	1,218	84
Residential Consumer Construction	—	—	—	—	—

With An Allowance Recorded:
Commercial	$950	$1,013	$500	$1,178	$21
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,143	1,146	179	998	41
Commercial Mortgage Non-Owner Occupied	867	917	178	497	44
Commercial Construction	340	688	78	170	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	191	191	155	155	10
Residential
Residential Mortgages	801	945	103	815	38
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	950	$1,013	$500	$2,187	$21
Commercial Real Estate
Commercial Mortgages-Owner Occupied	4,393	4,396	179	4,041	179
Commercial Mortgage Non-Owner Occupied	1,046	1,096	178	1,126	53
Commercial Construction	367	1,194	78	414	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	306	306	155	223	13
Residential
Residential Mortgages	2,303	2,463	103	2,033	122
Residential Consumer Construction	—	—	—	—	—

	$9,365	$10,468	$1,193	$10,024	$388

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2014
2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$2,017	$2,280	$—	$2,641	$63
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,835	2,835	—	1,687	152
Commercial Mortgage Non-Owner Occupied	1,078	1,128	—	1,041	75
Commercial Construction	460	1,194	—	606	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	21	21	—	21	1
Residential
Residential Mortgages	934	1,058	—	702	58
Residential Consumer Construction	—	—	—	—	—

With An Allowance Recorded:
Commercial	$1,406	$1,861	$713	$990	$29
Commercial Real Estate
Commercial Mortgages-Owner Occupied	852	1,029	63	1,636	36
Commercial Mortgage Non-Owner Occupied	126	126	32	173	7
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	119	119	119	80	7
Residential
Residential Mortgages	829	968	131	1,257	52
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$3,423	$4,141	$713	$3,631	$92
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,687	3,864	63	3,323	188
Commercial Mortgage Non-Owner Occupied	1,204	1,254	32	1,214	82
Commercial Construction	460	1,194	—	606	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	140	140	119	101	8
Residential
Residential Mortgages	1,763	2,026	131	1,959	110
Residential Consumer Construction	—	—	—	—	—

	$10,677	$12,619	$1,058	$10,834	$480

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Nine Months Ended September 30, 2015
2015	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Loan Losses:
Beginning Balance	$1,235	$2,194	$812	$549	$4,790
Charge-offs	(256)	(64)	(169)	—	(489)
Recoveries	13	73	48	36	170
Provision	86	2	17	172	277

Ending Balance	$1,078	$2,205	$708	$757	$4,748

Ending Balance: Individually evaluated for impairment	$500	$435	$155	$103	$1,193

Ending Balance: Collectively evaluated for impairment	578	1,770	553	654	3,555

Totals:	$1,078	$2,205	$708	$757	$4,748

Loans:

Ending Balance: Individually evaluated for impairment	$950	$5,806	$306	$2,303	$9,365

Ending Balance: Collectively evaluated for impairment	72,422	213,021	79,990	56,800	422,233

Totals:	$73,372	$218,827	$80,296	$59,103	$431,598

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Year Ended December 31, 2014
2014	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Loan Losses:
Beginning Balance	$1,015	$2,631	$935	$605	$5,186
Charge-offs	(165)	(187)	(79)	(120)	(551)
Recoveries	51	10	39	—	100
Provision	334	(260)	(83)	64	55

Ending Balance	$1,235	$2,194	$812	$549	$4,790

Ending Balance: Individually evaluated for impairment	$713	$95	$119	$131	$1,058

Ending Balance: Collectively evaluated for impairment	522	2,099	693	418	3,732

Totals:	$1,235	$2,194	$812	$549	$4,790

Loans:

Ending Balance: Individually evaluated for impairment	$3,423	$5,351	$140	$1,763	$10,677

Ending Balance: Collectively evaluated for impairment	59,836	201,911	76,240	50,699	388,686

Totals:	$63,259	$207,262	$76,380	$52,462	$399,363

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Loans as of September 30, 2015 (dollars in thousands)
2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$38	$222	$485	$745	$72,627	$73,372	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	702	639	164	1,505	76,789	78,294	—
Commercial Mortgages-Non-Owner Occupied	—	—	64	64	124,838	124,902	—
Commercial Construction	—	—	367	367	15,264	15,631	—
Consumer:
Consumer Unsecured	32	—	—	32	5,714	5,746	—
Consumer Secured	141	—	—	141	74,409	74,550	—
Residential:
Residential Mortgages	488	245	198	931	48,867	49,798	—
Residential Consumer Construction	171	—	87	258	9,047	9,305	—

Total	$1,572	$1,106	$1,365	$4,043	$427,555	$431,598	$—

	Age Analysis of Past Due Loans as of December 31, 2014 (dollars in thousands)
2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$21	$80	$1,965	$2,066	$61,193	$63,259	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	192	—	212	404	77,304	77,708	—
Commercial Mortgages-Non-Owner Occupied	86	—	70	156	119,019	119,175	—
Commercial Construction	—	—	460	460	9,919	10,379	—
Consumer:
Consumer Unsecured	11	—	—	11	5,749	5,760	—
Consumer Secured	15	—	—	15	70,605	70,620	—
Residential:
Residential Mortgages	626	48	525	1,199	43,745	44,944	—
Residential Consumer Construction	29	—	—	29	7,489	7,518	—

Total	$980	$128	$3,232	$4,340	$395,023	$399,363	$—

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Credit Quality Information - by Class September 30, 2015 (dollars in thousands)
2015	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$70,827	$302	$1,277	$966	$—	$73,372
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	70,084	1,366	2,367	4,477	—	78,294
Commercial Mortgages-Non Owner Occupied	118,371	1,759	3,823	949	—	124,902
Commercial Construction	15,264	—	—	367	—	15,631
Consumer
Consumer Unsecured	5,746	—	—	—	—	5,746
Consumer Secured	73,656	278	50	566	—	74,550
Residential:
Residential Mortgages	47,303	—	—	2,495	—	49,798
Residential Consumer Construction	9,218	—	—	87	—	9,305

Totals	$410,469	$3,705	$7,517	$9,907	$—	$431,598

	Credit Quality Information - by Class December 31, 2014 (dollars in thousands)
2014	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$58,745	$725	$224	$3,565	$—	$63,259
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	71,087	1,718	1,216	3,687	—	77,708
Commercial Mortgages-Non Owner Occupied	112,560	1,586	3,971	1,058	—	119,175
Commercial Construction	9,919	—	—	460	—	10,379
Consumer
Consumer Unsecured	5,673	—	—	87	—	5,760
Consumer Secured	69,527	554	136	403	—	70,620
Residential:
Residential Mortgages	41,578	1,258	120	1,988	—	44,944
Residential Consumer Construction	7,428	—	—	90	—	7,518

Totals	$376,517	$5,841	$5,667	$11,338	$—	$399,363

Note 9 – Loans, allowance for loan losses and OREO (continued)

There were no loan modifications that would have been classified as TDRs during the three months ended September 30, 2015.

The following table describe the loan modifications classified as TDRs during the nine months ended September 30, 2015:

For the Nine Months Ended September 30, 2015 (dollars in thousands)
Troubled Debt Restructurings During the Period	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Outstanding Recorded Investment
Commercial	1	$19	$19
Commercial Real Estate	2	$452	$452

There were no loan modifications that would have been classified as TDRs during the three and nine months ended September 30, 2014.

The loans noted in the table above were modified during the periods to extend maturity only. These loans are factored into the determination of the allowance for loan losses as of the periods indicated and are included in the Bank’s impaired loan analysis and individually evaluated for impairment.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three and nine months ended September 30, 2015 and 2014.

At September 30, 2015 and December 31, 2014, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

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

Note 10 – Recent accounting pronouncements (continued)

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

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date.” The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09. The Company does not expect the adoption of ASU 2015-14 (or ASU 2014-09) to have a material impact on its consolidated financial statements.

Note 10 – Recent accounting pronouncements (continued)

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting).” On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds these SEC comments to the “S” section of the Codification. The Company does not expect the adoption of ASU 2015-15 to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of ASU 2015-16 to have a material impact on its consolidated financial statements.

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

The allowance for loan losses is management’s estimate of an amount that is adequate to absorb probable losses inherent in the loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450 “Contingencies”, which requires that losses be accrued when they are probable of occurring and are reasonably estimable and (ii) ASC 310 “Impairment of a Loan”, which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Guidelines for determining allowances for loan losses are also provided in the SEC Staff Accounting Bulletin No. 102 – “Selected Loan Loss Allowance Methodology and Documentation Issues” and the Federal Financial Institutions Examination Council’s interagency guidance, “Interagency Policy Statement on the Allowance for Loan and Lease Losses” (the “FFIEC Policy Statement”). See “Management Discussion and Analysis Results of Operations – Allowance for Loan Losses and Loan Loss Reserve” below for further discussion of the allowance for loan losses.

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

The Bank is a Virginia banking corporation headquartered in Lynchburg, Virginia. The Bank was incorporated under the laws of the Commonwealth of Virginia as a state chartered bank in 1998 and began banking operations in July 1999. The Bank was organized to engage in general retail and commercial banking business. The Bank is a community-oriented financial institution that provides varied banking services to individuals, small and medium-sized businesses, and professional concerns. Historically, our primary market area has been the Central Virginia, Region 2000 area, which encompasses the seven jurisdictions of the Town of Altavista, Amherst County, Appomattox County, the

Town of Bedford, Bedford County, Campbell County, and the City of Lynchburg. Within the past three years, the Bank has begun to expand to other areas in Virginia, specifically Roanoke, Charlottesville, and Harrisonburg. The Bank strives to provide its customers with products comparable to statewide regional banks located in its market area, while maintaining the prompt response time and level of service of a community bank. Management believes this operating strategy has particular appeal in the Bank’s market areas.

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

The Bank intends to enhance its profitability by increasing its market share in our service areas, providing additional services to its customers, and controlling costs.

The Bank services its banking customers through the following locations in Virginia:

Full Service Branches

•	The main office located at 828 Main Street in Lynchburg (the “Main Street Office”),

•	A branch located at 615 Church Street in Lynchburg (the “Church Street Branch”),

•	A branch located at 5204 Fort Avenue in Lynchburg (the “Fort Avenue Branch”),

•	A branch located on South Amherst Highway in Amherst County (the “Madison Heights Branch”),

•	A branch located at 17000 Forest Road in Forest (the “Forest Branch”),

•	A branch located at 4935 Boonsboro Road, Suites C and D in Lynchburg (the “Boonsboro Branch”),

•	A branch located at 164 South Main Street, Amherst, Virginia (the “Amherst Branch”),

•	A branch located at 1405 Ole Dominion Boulevard in the Town of Bedford, Virginia, located off of Independence Boulevard (the “Bedford Branch”),

•	A branch located at 1110 Main Street, Altavista, Virginia (the “Altavista Branch”), and

•	A branch located at 1391 South High Street, Harrisonburg, VA (the “Harrisonburg Branch”).

Limited Service Branches

•	Westminster-Canterbury facilities located at 501 VES Road, Lynchburg, Virginia,

•	Westminster-Canterbury facilities located at 250 Pantops Mountain Road, Charlottesville, Virginia,

•	Luxor Office Park LLC, 1430 Rolkin Court Suite 203, Charlottesville, Virginia (the “Charlottesville Branch”).

Loan Production Offices

•	Residential mortgage loan production office located at the Forest Branch,

•	Residential mortgage loan production office located at 2404 Electric Road, Suite B, Roanoke, Virginia,

•	Residential mortgage loan production office located at 133 Salem Avenue, NW, in Roanoke, Virginia,

•	Commercial and consumer loan production office located at the Charlottesville Branch.

The Investment division operates primarily out of its office located at the Church Street Branch.

The Bank continuously evaluates areas located within our service areas to identify additional viable branch locations. Based on this ongoing evaluation, the Bank may acquire one or more additional suitable sites.

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

September 30, 2015 (in thousands)
Commitments to extend credit	$89,378
Letters of Credit	3,520

Total	$92,898

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of September 30, 2015 and December 31, 2014 and the results of operations of Financial for the three and nine month periods ended September 30, 2015 and 2014. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

September 30, 2015 as Compared to December 31, 2014

Total assets were $507,615,000 on September 30, 2015 compared with $460,865,000 at December 31, 2014, an increase of 10.14%. This increase in total assets as of September 30, 2015 was funded largely from an increase in total deposits.

Total deposits increased from $399,497,000 as of December 31, 2014 to $458,656,000 on September 30, 2015, an increase of 14.81%. The increase largely resulted from an increase in time deposits from $97,054,000 on December 31, 2014 to $145,815,000 on September 30, 2015. A total of $10,000,000 of this increase in time deposits, resulted from management’s decision to lock in attractive rates by accepting a brokered certificate of deposit. The majority of the increase in time deposits was raised through a local offering of certificates of deposit. Specifically, the Bank offered an 18-month certificate of deposit at 1.16% APY. The total raised with this offer was approximately $34,000,000. The cash provided from the increase in time deposits has and will be used to fund loan growth and provide additional on-balance sheet liquidity through the purchase of additional available-for-sale securities.

Total loans, excluding loans held for sale, increased to $431,598,000 on September 30, 2015 from $399,363,000 on December 31, 2014. Loans, excluding loans held for sale and net of unearned income and allowance, increased to $426,850,000 on September 30, 2015 from $394,573,000 on December 31, 2014, an increase of 8.18%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	September 30, 2015		December 31, 2014
	Amount	Percentage	Amount	Percentage
Commercial	$73,372	17.00%	$63,259	15.84%
Commercial Real Estate	218,827	50.71%	207,262	51.89%
Consumer	80,296	18.60%	76,380	19.13%
Residential	59,103	13.69%	52,462	13.14%

Total loans	$431,598	100.00%	$399,363	100.00%

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned (“OREO”) decreased to $3,858,000 on September 30, 2015 from $4,462,000 on December 31, 2014. Although OREO increased to $2,265,000 on September 30, 2015 from $956,000 on December 31, 2014, the increase was due to the Bank’s foreclosure in the first quarter on real estate that secured a loan that had been categorized as a non-performing loan. Following the foreclosure and subsequent re-categorization, non-performing loans decreased from $3,506,000 at December 31, 2014 to $1,593,000 at September 30, 2015. As discussed in more detail below under “Results of Operations—Allowance for Loan Losses,” management had provided for the anticipated losses on these loans in the loan loss reserve. If interest on non-accrual loans had been accrued, such interest cumulatively would have approximated $371,000 and $915,000 as of September 30, 2015 and December 31, 2014, respectively. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the non-performing loan totals listed above.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure, deeds in lieu of foreclosure or repossession. On December 31, 2014, the Bank was carrying 4 OREO properties on its books at a value of $956,000. During the nine months ended

September 30, 2015, the Bank acquired 3 additional OREO properties and disposed of 2 OREO properties, and as of September 30, 2015 the Bank is carrying 5 OREO properties at a value of $2,265,000. The OREO properties are available for sale and are being actively marketed on the Bank’s website and through other means.

The Bank had loans in the amount of $843,000 at September 30, 2015 classified as performing Troubled Debt Restructurings (“TDRs”) as compared to $376,000 at December 31, 2014. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

Cash and cash equivalents increased to $14,416,000 on September 30, 2015 from $12,743,000 on December 31, 2014. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). Cash and cash equivalents increased due to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts. The increase in time deposits discussed above has been used to fund loans and investments.

Securities held-to-maturity decreased slightly to $2,523,000 on September 30, 2015 from $2,528,000 on December 31, 2014. Securities available-for-sale increased to $33,122,000 on September 30, 2015, from $24,395,000 on December 31, 2014. The increase is a result of management’s desire to continue to increase on-balance sheet liquidity. During the nine months ended September 30, 2015 the Bank received $1,206,000 in proceeds from calls of securities available-for-sale and $10,385,000 in proceeds from the sale of securities available-for-sale. The Bank purchased no securities held-to-maturity and $20,257,000 in securities available-for sale during the same period.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $505,000 at September 30, 2015 and $931,000 at December 31, 2014, a decrease of $426,000. This decrease is attributable to the Bank’s decision to payoff $10,000,000 and $2,000,000 in FHLBA advances during the first and second quarters, respectively, and the subsequent repurchase of stock necessary to support those advances by the FHLBA from the Bank. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At September 30, 2015, Financial, on a consolidated basis, had liquid assets of $47,538,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, and available-for-sale investments. Of this amount, approximately $11,500,000 of the available-for-sale securities are pledged as collateral with $7,000,000 pledged as security for public deposits and $4,500,000 pledged as security on a line of credit the Bank may draw on from time to time to meet liquidity needs. This line of credit currently has a zero balance. Management believes that liquid assets were adequate at September 30, 2015. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, if additional liquidity is needed, the Bank has the ability to purchase federal funds on the open market, borrow from the FHLBA using loans or investments within the Bank’s portfolio as collateral, and to borrow from the Federal Reserve Bank’s discount window.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material negative impact on Financial’s short-term or long-term liquidity. Based in part on recent loan growth, the Bank is monitoring liquidity to ensure it is able to fund future loans.

As of September 30, 2015 Financial has $10,000,000 categorized as “Capital Notes” which represents the proceeds of the private placement of $10,000,000 in unregistered debt securities as previously disclosed (the “2012 Notes”). The 2012 Notes bear interest at the rate of 6% per year with interest payable quarterly in arrears. The 2012 Notes mature on April 1, 2017, but are subject to prepayment in whole or in part on or after April 1, 2013 at Financial’s sole discretion on 30 days written notice to the holders.

At September 30, 2015, the Bank had a leverage ratio of approximately 9.30%, a Tier 1 risk-based capital ratio of approximately 10.74% and a total risk-based capital ratio of approximately 11.83%. As of September 30, 2015 and December 31, 2014 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of September 30, 2015 and December 31, 2014:

Bank Level Only Capital Ratios

	September 30,	December 31,
Analysis of Capital (in 000’s)	2015	2014

Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	19,325	19,325
Retained earnings	23,756	20,479

Total Tier 1 capital	$46,823	$43,546

Common Equity Tier 1 capital	$46,823	N/A

Tier 2 capital
Allowance for loan losses	$4,748	$4,619

Total Tier 2 capital:	$4,748	$4,619

Total risk-based capital	$51,571	$48,165

Risk weighted assets	$436,783	$369,348
Average total assets	$503,444	$452,276

	Actual		Regulatory Benchmarks
			For Capital	For Well
	September 30,	December 31,	Adequacy	Capitalized
	2015	2014	Purposes	Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.30%	9.63%	4.00%	5.00%
Common Equity Tier 1 capital	9.30%	N/A	4.50%	6.50%
Tier 1 risk-based capital ratio	10.72%	11.79%	6.00%	8.00%
Total risk-based capital ratio	11.81%	13.04%	8.00%	10.00%

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014

Earnings Summary

Financial had net income including all operating segments of $983,000 and $2,867,000 for the three and nine months ended September 30, 2015, compared to $914,000 and $2,462,000 for the comparable periods in 2014. The basic and diluted earnings per common share for the three and nine months ended September 30, 2015 were $0.29 and $0.85, compared to basic and diluted earnings per share of $0.27 and $0.73 for the three and nine months ended September 30, 2014.

The increase in net income for the three and nine months ended September 30, 2015 as compared to the prior year was due primarily to an increase in interest received due to an increase in interest earning assets, and was partially offset by an increase in non-interest expense, an increase in interest expense paid on deposits, and an increase in the provision for loan losses. Non-interest income increased for the three and nine months ended September 30, 2015 due to an increase in fees related to an increase in mortgage origination volume from the same periods in 2014.

These operating results represent an annualized return on stockholders’ equity of 10.64% for both the three and nine months ended September 30, 2015, compared with 10.82% and 10.02% for the same periods in 2014. The Company had an annualized return on average assets of 0.79% and 0.78% for the three and nine months ended September 30, 2015, respectively, compared with 0.80% and 0.74% for the same periods in 2014.

See “Non-Interest Income” below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

Interest income increased to $5,195,000 and $15,012,000 for the three and nine months ended September 30, 2015 from $4,726,000 and $13,881,000 for the same periods in 2014, an increase of 22.01% and 14.02%, respectively. Interest income increased primarily because of increased balances in the loan portfolio. The average rate received on earning assets decreased to 4.35% and 4.37% for the three and nine months ended September 30, 2015 as compared with 4.52% and 4.55% for the comparable periods in 2014. The rate on total average earning assets decreased primarily because of a decrease in market rates of interest resulting from a competitive banking environment. Management expects that competition will continue to pressure the rates we receive on loans and therefore may negatively impact our interest income.

Interest expense increased to $704,000 and $2,001,000 for the three and nine months ended September 30, 2015 from $577,000 and $1,755,000 for the same periods in 2014, an increase of 8.24% and 7.30%, respectively. These increases in interest expense resulted in large part from an increased balance in time deposits which typically pay depositors a higher rate of interest than do demand, money market, and savings accounts. As previously discussed, the Bank significantly increased its outstanding time deposit balance through a local offering of an 18-month certificate of deposit paying 1.16%. The Bank’s average rate paid on interest bearing deposits was 0.62% and 0.57% during the three and nine month periods ended September 30, 2015 as compared to 0.49% and 0.51% for the same periods in 2014.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and nine months ended September 30, 2015 was $4,491,000 and $13,011,000 compared to $4,149,000 and $12,126,000 for the same periods in 2014. The change in net interest income for the three and nine months ended September 30, 2015 as compared with the comparable periods in 2014 primarily is attributable to the increase in loan balances previously discussed. The net interest margin was 3.76% and 3.79% for the three and nine months ended September 30, 2015, as compared to 3.97% and 3.98% for the same periods a year ago.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I below.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency. Non-interest income exclusive of gains on sales of securities increased to $1,188,000 and $3,180,000 for the three and nine months ended September 30, 2015 from $923,000 and $2,517,000 for the three and nine months ended September 30, 2014. This increase for the three and nine months ended September 30, 2015 as compared to the same periods last year was due primarily to an increase in mortgage fee income to $623,000 and $1,759,000 for the three and nine months ended September 30, 2015 as compared to $518,000 and $1,214,000 for the comparable periods last year. The increase in mortgage fee income is directly attributable to the production in the Bank’s Roanoke mortgage office in 2015. For the three and nine months ended September 30, 2015, service charges, fees, and commissions increased by $75,000 and $27,000 as compared to the three and nine months ended September 30, 2014.

Purchase mortgage originations totaled $16,118,000 and $42,427,000, or 70.42% and 67.74% respectively, of the total mortgage loans originated in the three and nine months ended September 30, 2015 as compared to $13,427,000 and $32,325,000, or 67.91% and 69.23%, respectively, of the total mortgage loans originated in the same periods in 2014. The increase in amount of purchase mortgage originations resulted from an increased market presence in Roanoke as well as an increase in home purchase activity. Refinancing activity also increased because rates remained at historically low levels. Despite the increase in refinancing, management anticipates that purchase mortgage originations will continue to represent a majority of mortgage originations. Management expects revenue from the mortgage segment will be under pressure during the rising interest rate environment. In addition, Management believes that regulatory pressure may result in a decreased number of competitors to the Mortgage division and this could result in an increase in market share.

Net gain on sales of securities available-for-sale were $10,000 and $43,000 for the three and nine months ended September 30, 2015 as compared to $6,000 and $86,000 for the same periods in 2014.

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

Despite the recent fluctuations in rates, management anticipates that residential mortgage rates will remain near the current historic lows for the remainder of 2015. Management expects that attractive rates coupled with the Mortgage division’s reputation in Region 2000 will allow us to maintain or increase revenue at the Mortgage division. Because many people able to refinance mortgages have already done so, management expects refinancing activity to continue to decrease. As a result of the rising interest rates, management expects that loans for home purchases (as opposed to refinances) will constitute the majority of mortgage originations.

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

Non-Interest Expense

Non-interest expense for the three and nine months ended September 30, 2015 increased to $4,118,000 and $11,733,000 from $3,739,000 and $11,105,000, an increase of 10.14% and 5.66% for the comparable periods in 2014. This resulted from increases for compensation and employee benefit expense primarily related to the expansion into Charlottesville and Harrisonburg, an increase credit expense primarily related to the increase in mortgage volume, and an increase in FDIC insurance due to the increase in deposits. Commissions paid on mortgages originated through the Roanoke mortgage production office also increased. These increases were offset in part by a slight decrease in data processing fees resulting from a renegotiated contract with a core processing provider and other outside expense from $593,000 and $1,768,000 for the three and nine months ended September 30, 2014 to $591,000 and $1,637,000 for the same periods in 2015. OREO expense increased from $9,000 for the three months ended September 30, 2014 to $63,000 for the same three month period in 2015. OREO expense decreased from $166,000 for the nine month period ended September 30, 2014 to $100,000 for the same nine month period in 2015. Total personnel expense was $2,135,000 and $6,346,000 for the three and nine month periods ended September 30, 2015 as compared to $1,978,000 and $5,767,000 for the same periods in 2014.

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The provision to the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon two components – specific impairment and general reserves. As discussed below, loans having a risk rating of 7 or below that are significantly past due, and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, loan performance measures. Based on the application of the loan loss calculation, the Bank provided $120,000 and $277,000 to the allowance for loan losses for the three and nine month periods ended September 30, 2015. This compares to a provision of $0 and $55,000 for the comparable periods in 2014. This results in a year-to-date increase in the amount provided of 403.64% when comparing the nine month periods ended September 30, 2014 and September 30, 2015.

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

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for loan losses and constitute a realized loss. Charged-off loans were $29,000 and $489,000 for the three and nine months ended September 30, 2015 as compared to $326,000 and $427,000 for the comparable periods in 2014. A total of $175,000 of the year to date increase arose from one borrowing relationship. Management does not believe that this increase represents an ongoing negative trend. While a charged off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. In the three and nine months ended September 30, 2015, the Bank had recoveries of charged off loans of $71,000 and $170,000 as compared with $23,000 and $60,000 for the comparable period in 2014.

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

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. As set forth in the tables below, the Bank’s allowance arising from the specific impairment evaluation as of September 30, 2015 decreased as compared to September 30, 2014 but increased slightly as compared to December 31, 2014. General reserves as of September 30, 2015 were down as compared to December 31, 2014 primarily due to the improved charge-off history over the recently expanded four year look back period referenced above. General reserves as of September 30, 2015 were slightly increased when comparing September 30, 2014. However, general reserves as a percentage of non-impaired loans were slightly less as of September 30, 2015 as compared to both December 31, 2014 and September 30, 2014.

The decrease in the percentage of the allowance for loan losses to total loans as of September 30, 2015 to 1.10% from 1.20% as of December 31, 2014 resulted from improved asset quality. As a result, the Bank was not required to fully replenish charged-off balances within the reserve. The overall balance in the allowance for loan losses decreased from $4,790,000 as of December 31, 2014 to $4,748,000 as of September 30, 2015. Management believes that the current allowance for loan losses is adequate.

The following tables summarize the allowance activity for the periods indicated:

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands)
	As of and For the Nine months Ended September 30, 2015
2015	Commercial	Commercial Real Estate	Consumer	Residential	Total

Allowance for Loan Losses:
Beginning Balance	$1,235	$2,194	$812	$549	$4,790
Charge-offs	(256)	(64)	(169)	—	(489)
Recoveries	13	73	48	36	170
Provision	86	2	17	172	277

Ending Balance	$1,078	$2,205	$708	$757	$4,748

Ending Balance: Individually evaluated for impairment	$500	$435	$155	$103	$1,193

Ending Balance: Collectively evaluated for impairment	578	1,770	553	654	3,555

Totals:	$1,078	$2,205	$708	$757	$4,748

Loans:

Ending Balance: Individually evaluated for impairment	$950	$5,806	$306	$2,303	$9,365

Ending Balance: Collectively evaluated for impairment	72,422	213,021	79,990	56,800	422,233

Totals:	$73,372	$218,827	$80,296	$59,103	$431,598

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands)
	As of and For the Year Ended December 31, 2014
2014	Commercial	Commercial Real Estate		Consumer		Residential	Total

Allowance for Loan Losses:
Beginning Balance	$1,015	$2,631		$935		$605	$5,186
Charge-offs	(165)	(187)		(79)		(120)	(551)
Recoveries	51	10		39		—	100
Provision	334	(260	)(1)	(83	)(1)	64	55

Ending Balance	$1,235	$2,194		$812		$549	$4,790

Ending Balance: Individually evaluated for impairment	$713	$95		$119		$131	$1,058

Ending Balance: Collectively evaluated for impairment	522	2,099		693		418	3,732

Totals:	$1,235	$2,194		$812		$549	$4,790

Loans:

Ending Balance: Individually evaluated for impairment	$3,423	$5,351		$140		$1,763	$10,677

Ending Balance: Collectively evaluated for impairment	59,836	201,911		76,240		50,699	388,686

Totals:	$63,259	$207,262		$76,380		$52,462	$399,363

(1)	The experience within the historical charge-off period used to calculate the allowance has improved which reduced the need for a provision relating to these segments.

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended September 30, (in thousands)		Nine Months ended September 30, (in thousands)
	2015	2014	2015	2014

Balance, beginning of period	$4,586	$5,177	$4,790	$5,186
Provision for loan losses	120	—	277	55
Loans charged off	(29)	(326)	(489)	(427)
Recoveries of loans charged off	71	23	170	60

Net (charge offs) recoveries	42	(303)	(319)	(367)

Balance, end of period	$4,748	$4,874	$4,748	$4,874

No nonaccrual loans were excluded from impaired loan disclosure under current accounting rules at September 30, 2015 and December 31, 2014. If interest on these loans had been accrued, such income cumulatively would have approximated $371,000 and $915,000 on September 30, 2015 and December 31,

2014, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

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

Income Taxes

For the three and nine months ended September 30, 2015, Financial had an income tax expense of $468,000 and $1,357,000 as compared to $425,000 and $1,107,000 for the same periods in in 2014. This represents an effective tax rate of 32.25% and 32.13% for the three and nine months ended September 30, 2015 as compared with 31.74% and 31.02% for the three and nine months ended September 30, 2014.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended September 30, 2015 and 2014

(dollars in thousands)

	2015			2014
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$423,988	$4,940	4.62%	$371,244	$4,427	4.73%
Loans held for sale	3,009	28	3.69%	2,198	26	4.69%
Fed funds sold	5,935	3	0.20%	2,333	4	0.68%
Interest bearing bank balances	5,000	3	0.24%	—	—	—
Securities (3)	34,726	220	2.52%	38,033	271	2.83%
Federal agency equities	1,197	6	1.99%	1,173	5	1.69%
CBB equity	116	—	—	116	—	—

Total earning assets	473,971	5,200	4.35%	415,097	4,733	4.52%

Allowance for loan losses	(4,629)			(5,349)
Non-earning assets	24,681			43,000

Total assets	$494,023			$452,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$108,260	$69	0.25%	$104,645	$53	0.21%
Savings	112,833	61	0.21%	126,176	69	0.22%
Time deposits	135,627	423	1.24%	96,563	281	1.15%

Total interest bearing deposits	356,720	553	0.62%	327,384	406	0.49%

Other borrowed funds
Fed funds purchased	16	1	24.80%	913	2	0.87%
Other borrowings	—	—	—	2,000	19	3.77%
Capital Notes	10,000	150	6.00%	10,000	150	6.00%

Total interest-bearing liabilities	366,736	704	0.76%	340,297	577	0.67%

Non-interest bearing deposits	90,103			78,086
Other liabilities	540			849

Total liabilities	457,379			419,232

Stockholders’ equity	36,644			33,516

Total liabilities and Stockholders’ equity	$494,023			$452,748

Net interest income		$4,496			$4,156

Net interest margin			3.76%			3.97%

Interest spread			3.59%			3.85%

(1)	Net accretion or amortization of deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

Net Interest Margin Analysis

Average Balance Sheets

For the Nine Months Ended September 30, 2015 and 2014

(dollars in thousands)

	2015			2014
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$412,366	$14,292	4.63%	$359,229	$12,863	4.79%
Loans held for sale	2,263	62	3.66%	1,463	46	4.20%
Federal funds sold	7,520	12	0.21%	2,471	13	0.70%
Interest bearing bank balances	5,000	9	0.24%	—	—	—
Securities (3)	30,862	613	2.66%	44,785	973	2.90%
Federal agency equities	1,292	40	4.14%	1,213	37	4.08%
CBB equity	116	—	—	116	—	—

Total earning assets	459,419	15,028	4.37%	409,277	13,932	4.55%

Allowance for loan losses	(4,706)			(5,174)
Non-earning assets	34,412			42,935

Total assets	$489,125			$447,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$105,866	$184	0.23%	$101,038	$161	0.21%
Savings	115,079	191	0.22%	127,928	203	0.21%
Time deposits	134,912	1,146	1.14%	97,605	879	1.20%

Total interest bearing deposits	355,857	1,521	0.57%	326,571	1,243	0.51%

Other borrowed funds
Fed funds purchased	168	2	1.59%	581	4	0.92%
Repurchase agreements	—	—	—	297	1	0.45%
Other borrowings	3,033	28	1.23%	2,000	57	3.81%
Capital Notes	10,000	450	6.00%	10,000	450	6.00%

Total interest-bearing liabilities	369,058	2,001	0.72%	339,449	1,755	0.69%

Non-interest bearing deposits	83,444			73,930
Other liabilities	595			814

Total liabilities	453,097			414,193

Stockholders’ equity	36,028			32,845

Total liabilities and Stockholders’ equity	$489,125			$447,038

Net interest income		$13,027			$12,177

Net interest margin			3.79%			3.98%

Interest spread			3.65%			3.86%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

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

There have been no significant changes during the three and nine months ended September 30, 2015, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 1A. Risk Factors

Not required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

In October, 2014, Financial’s board of directors authorized a share repurchase program. The plan, which expires in October, 2015, authorizes Financial to buy back up to 100,000 shares of its common stock. The shares reported in the table as shares that may be repurchased under the plan represent shares eligible through the term of the plan. The repurchases are to be made from time to time in the open market as conditions allow and will be structured to comply with Commission Rule 10b-18. Management reports monthly to the Board of Directors on the status of the repurchase program. The Board of Directors has reserved the right to suspend, terminate, modify or cancel this repurchase program at any time for any reason. The following table lists shares repurchased during the quarter ended September 30, 2015 and the maximum amount available to repurchase under the repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Month # 1 July 1 through July 31, 2015	0	N/A	0	100,000

Month # 2 August 1 through August 31, 2015	0	N/A	0	100,000

Month # 3 September 1 through September 30, 2015	0	N/A	0	100,000

Total	0	N/A	0	100,000

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2015

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2015

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 6, 2015

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income (unaudited) for the Three and Nine months Ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the Three and Nine months Ended September 30, 2015 and 2014 (iv) Consolidated Statements of Cash Flows (unaudited) for the Nine months Ended September 30, 2015 and 2014 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Nine months Ended September 30, 2015 and 2014; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: November 6, 2015	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President
(Principal Executive Officer)

Date: November 6, 2015	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2015

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2015

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 6, 2015

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income (unaudited) for the Three and Nine months Ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the Three and Nine months Ended September 30, 2015 and 2014 (iv) Consolidated Statements of Cash Flows (unaudited) for the Nine months Ended September 30, 2015 and 2014 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Nine months Ended September 30, 2015 and 2014; (vi) Notes to Unaudited Consolidated Financial Statements.