Form 10-K
period 2015-12-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2016-03-17
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate value of the voting common equity held by nonaffiliates as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $33,451,713 based on the price at which the common stock last traded on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $2.14 par value as of March 16, 2016 was approximately 4,378,436.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2016 Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 17, 2016, are incorporated by reference into Part III of this Form 10-K

PART I

Item 1.	Business

General

Bank of the James Financial Group, Inc. (“Financial” or the “Company”) is a bank holding company with its headquarters in Lynchburg, Virginia. Financial was incorporated at the direction of Bank of the James (the “Bank” or “Bank of the James”) on October 3, 2003 to serve as a bank holding company of the Bank. Financial acquired all of the shares of the Bank in a statutory share exchange on a one-for-one basis on January 1, 2004.

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

Products and Services

Retail and Commercial Banking

The Bank currently conducts business within Virginia from ten full-service offices and three limited service offices, one loan production office, and three mortgage production offices. Four of the full-service offices are located in Lynchburg, Virginia, one full-service location is located in Madison Heights, Virginia, one is located in the Town of Amherst, Virginia, one is located in Forest, Virginia, one is located in the City of Bedford, Virginia, one is located in the Town of Altavista, Virginia, and one is located in the City of Harrisonburg, Virginia. Of the limited services branches, one is located in the Westminster-Canterbury facilities in Lynchburg, one is located in the Westminster-Canterbury facilities in Charlottesville, Virginia and one is located in the Pantops area of Charlottesville. The Bank established a mortgage loan origination division that conducts business under the name “Bank of the James Mortgage, a Division of Bank of the James.” The mortgage division conducts business primarily from the division’s main office located in the Forest branch of the Bank. In addition, in 2013 the Bank expanded into Charlottesville with a loan production office (which also houses the limited service branch referenced above) and Roanoke, Virginia with a mortgage/loan production office. For a more detailed description of these facilities, see “Item 2. Properties” below.

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

Lending Services. The Bank offers a full range of short- to medium-term commercial and consumer loans. Our primary focus is on making loans to small businesses and consumers in the Region 2000 (Lynchburg, Amherst, Bedford, Campbell) area, Charlottesville, Harrisonburg, and Roanoke. In addition, we also provide a wide range of real estate finance services. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. Additionally, the Bank originates fixed and floating-rate mortgage loans and real estate construction and acquisition loans. Where appropriate, the Bank attempts to limit interest rate risk through the use of variable interest rates and terms of less than five years.

In general, the Bank offers the following lending services:

•	Commercial Business Lending. We make loans to small- and medium-sized businesses in Region 2000, Charlottesville, Harrisonburg, and Roanoke for purposes such as purchases of equipment, facilities upgrades, inventory acquisition and various working capital purposes.

•	Real Estate Construction. We make commercial and residential construction and development loans to customers in our market area.

•	Commercial Real Estate Mortgage. We make loans to borrowers secured by commercial real estate. In underwriting these types of loans we consider the historic and projected future cash flows of the real estate.

•	Consumer. We offer various types of secured and unsecured consumer loans, including personal loans, lines of credit, overdraft lines of credit, automobile loans, installment loans, demand loans, and home equity loans. We make consumer loans primarily for personal, family or household purposes.

•	Loan Participations. We sell loan participations in the ordinary course of business when a loan originated by us exceeds our legal lending limit or we otherwise want to share risk with another bank. We also purchase loan participations from time to time from other banks in the ordinary course of business, usually without recourse against that bank. Purchased loan participations are underwritten in accordance with our loan policy and represent a source of loan growth.

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

Employees

As of March 17, 2016, we had approximately 125 full-time equivalent employees. None of our employees are represented by any collective bargaining agreements, and relations with employees are considered excellent. We maintain employee benefit programs that include health insurance, a flexible spending account, a health savings account, and a 401(k) plan.

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

In 2013 the Bank expanded into Charlottesville, Virginia (north of Region 2000) with a loan production office which subsequently became a limited service branch and to Roanoke, Virginia (west of Region 2000) with a mortgage production office. As of the first quarter of 2016, the Roanoke office now houses a full time commercial lender within the mortgage production office.

In 2015 the Bank expanded into Harrisonburg, Virginia (northwest of Region 2000) with a full service branch located at 1391 South High Street. The property was previously used as a bank branch by another financial institution.

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

FDIC Insurance Premiums. The Bank has deposits that are insured by the Federal Deposit Insurance Corporation (FDIC). FDIC maintains a Deposit Insurance Fund (“DIF”) that is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations. FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the DIF declines in relation to the total amount of insured deposits. In 2015, the Bank expensed $331,000 in FDIC assessments which compared to $262,000 in 2014. Any increases in FDIC insurance premiums could adversely affect the Bank’s profitability.

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

Effective January 1, 2015, the final rules required Financial and the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the previous requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the previous requirement); and (iv) a leverage ratio of 4.0% of total assets. These are the initial capital requirements, which will be phased in over a five-year period. When fully phased in on January 1, 2019, the rules will require Financial and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

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

With respect to the Bank, the rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the previous 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized.

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

Safety and Soundness. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” all such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2015, the Bank was considered “well capitalized.”

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

RISK FACTORS

In addition to the other information included in this Annual Report on Form 10-K, the following risk factors should be carefully considered in connection with evaluating our business and any forward-looking statements contained herein. Our business, financial condition, results of operations and cash flows could be harmed by any of the risk factors described below, or other risks that have not been identified or which we believe are immaterial or unlikely. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our business, financial condition, operating results and cash flows could be materially adversely affected.

RISKS RELATED TO OUR BUSINESS

Our profitability depends significantly on local economic conditions.

Our success depends primarily on the general economic conditions of the primary markets in Virginia in which we operate and where our loans are concentrated. Unlike nationwide banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Lynchburg metropolitan statistical area (“MSA”). Lynchburg’s MSA, which is often referred to as Region 2000, consists of approximately 2,122 square miles, and includes the City of Lynchburg and the Counties of Bedford, Campbell, Amherst and Appomattox. To a lesser extent, our lending market includes the Roanoke, Charlottesville and Harrisonburg MSAs. While our Roanoke office now houses, as of the first quarter of 2016, a full time commercial lending officer, our Roanoke presence otherwise has been limited to mortgage origination, and while we operate a Charlottesville loan production office, our Charlottesville banking operations are limited services branches, offering less than full-service banking. Our existing business presence in localities outside of Region 2000 has a short operating history or is presently limited in scope, or both. As of December 2015, the Lynchburg MSA had an unemployment rate of 4.3%, as compared to a statewide average unemployment rate of 4.2%.

The local economic conditions in these areas have a significant impact on the Company’s commercial and industrial, real estate and construction loans, the ability of its borrowers to repay their loans and the value of the collateral securing these loans. In addition, if the population or income growth in the Company’s market areas is slower than projected, income levels, deposits and housing starts could be adversely affected and could result in a reduction of the Company’s expansion, growth and profitability. If the Company’s market areas experience a downturn or a recession for a prolonged period of time, the Company could experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreaks of hostilities or other international or domestic calamities, unemployment, monetary and fiscal policies of the federal government or other factors could impact these local economic conditions and could negatively affect the Company’s financial condition, results of operations and cash flows.

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.

The United States has not returned to the level of growth typical prior to the severe economic recession in 2008 and 2009. Loan portfolio quality is impacted by weak general economic conditions, which hamper prospects for loan repayment and pressure the value of real estate collateral that supports many commercial and residential loans. These events have also reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans in many markets in the United States.

Our lending business is tied in part to the real estate market, which could be weakened if economic conditions worsen. We remain vulnerable to adverse changes affecting the real estate market and business conditions. Such conditions or a significant weakening in general economic conditions such as inflation, recession, unemployment or other factors beyond our control, or both, could negatively affect the credit quality of the Company’s loans, results of operations and our financial results. Finally, negative developments in the securities markets could adversely affect the value of our securities.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

At December 31, 2015, a substantial majority of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Because most of our loans are concentrated in the Region 2000 area in and surrounding the City of Lynchburg, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. A weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Additionally, acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

Our loan portfolio contains a number of real estate loans with relatively large balances.

At December 31, 2015, a significant portion of our total loan portfolio contained real estate loans with balances in excess of $1,000,000. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, which could result in a net loss of earnings, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Commercial real estate loans increase our exposure to credit risk.

At December 31, 2015, a majority of our loan portfolio was secured by commercial real estate. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. An adverse development with respect to one lending relationship can expose us to a significantly greater risk of loss as compared with a single-family residential mortgage loan because we typically have more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. These loans represent higher risk and could result in a sharp increase in loans charged-off and could require us to significantly increase our allowance for loan losses, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

A percentage of the loans in our portfolio currently include exceptions to our loan policies and supervisory guidelines.

All of the loans that we make are subject to written loan policies adopted by our board of directors and to supervisory guidelines imposed by our regulators. Our loan policies are designed to reduce the risks associated with the loans that we make by requiring our loan officers to take certain steps that vary depending on the type and amount of the loan, prior to closing a loan. These steps include, among other things, making sure the proper liens are documented and perfected on property securing a loan, and requiring proof of adequate insurance coverage on property securing loans. Loans that do not fully comply with our loan policies are known as “exceptions.” We categorize exceptions as policy exceptions, financial statement exceptions and document exceptions. As a result of these exceptions, such loans may have a higher risk of loan loss than the other loans in our portfolio that fully comply with our loan policies. In addition, we may be subject to regulatory action by federal or state banking authorities if they believe the number of exceptions in our loan portfolio represents an unsafe banking practice.

As a community bank, we have different lending risks than larger banks. We provide services to individuals and small to medium-sized businesses in our local markets who may have fewer financial resources to weather a downturn in the economy.

Our ability to diversify our economic risks is limited by our own local markets and economies. We lend primarily to small to medium-sized businesses, professionals and individuals, which may expose us to greater lending risks than those of banks lending to larger, better-capitalized businesses with longer operating histories. For instance, small to medium-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, have fewer financial resources in terms of capital or borrowing capacity than larger entities, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. Any one or more of these factors may impair the borrower’s ability to repay a loan. In addition, the success of a small to medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact the Company’s market areas could cause the Company to incur substantial credit losses that could negatively affect the Company’s results of operations and financial condition.

We depend on the accuracy and completeness of information about clients and counterparties, and our financial condition could be adversely affected if we rely on misleading information.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify as a matter of course. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to customers, we may assume that a customer’s audited financial statements conform with U.S. Generally Accepted Accounting Principles (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

If we suffer loan losses from a decline in credit quality, our earnings will decrease.

We could sustain losses if borrowers, guarantors or related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for loan losses that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

These policies and procedures necessarily rely on our making various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. Any future additions to our allowance could materially decrease our net income.

In addition, the Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions (the “BFI”) periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by regulatory authorities might have a material adverse effect on our financial condition and results of operations.

The markets for our deposit and lending products and services are highly competitive, and we face substantial competition.

The banking and financial services industry is highly competitive. We compete as a financial intermediary with other commercial banks, savings banks, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms soliciting business from residents of and businesses located in the Virginia localities where the Bank has a presence, surrounding areas and elsewhere. Many of these competing institutions have nationwide or regional operations and have greater resources than we have. We also face competition from local community institutions, such as ones that serve local markets only. Many of our competitors enjoy competitive advantages, including greater name recognition, financial resources, a wider geographic presence or more accessible branch office locations, the ability to offer additional services, greater marketing resources, more favorable pricing alternatives for loans and deposits and lower origination and operating costs. We are also subject to lower lending limits than our larger competitors. Our profitability depends upon our continued ability to successfully compete in our market areas. Increased deposit competition could increase our cost of funds and could adversely affect our ability to generate the funds necessary for our lending operations. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected. Competition could result in a decrease in loans we originate and could negatively affect our ability to grow and the results of operations.

Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services.

We have increased and plan to continue to increase our levels of commercial and industrial loans. We may not be successful in continuing to penetrate this market segment, which has helped to drive some of our recent earnings.

At December 31, 2015, a significant percentage of our loans were commercial and industrial loans. Our portfolio of commercial and industrial loans has increased during the past year.

While we intend to originate these types of loans in a manner that is consistent with safety and soundness, these non-residential loans generally expose us to greater risk of loss than one- to four-family residential mortgage loans, as repayment of such commercial and industrial loans generally depends, in large part, on the borrower’s business to cover operating expenses and debt service. In addition, these types of loans typically involve larger loan balances to single borrowers or groups of related borrowers, as compared to one- to four-family residential mortgage loans. Changes in economic conditions that are beyond our or the borrower’s control could adversely affect the value of the security for the loan, including the future cash flow of the affected business. As we increase our portfolio of these loans, we may experience higher levels of non-performing assets or loan losses, or both.

Opening new branches may not result in increased assets or revenues for us, or may negatively impact our earnings.

We opened a new branch in Harrisonburg, Virginia on October 1, 2015 and plan to open an additional branch in Charlottesville, Virginia in 2016. The initial costs to start up, and the additional costs to operate, these new branches may negatively impact our earnings and efficiency ratio in the short term. There is a risk that we will be unable to manage our growth, as the process of opening new branches may divert our time and resources. There is a risk that, if we do open the Charlottesville branch or other new branches, they may not be profitable, which would negatively impact our results of operations. In addition, any new branches will be subject to regulatory approval, and there can be no assurance that we will succeed in securing such approval.

Our plans for future expansion depend, in some instances, on factors beyond our control, and an unsuccessful attempt to achieve growth could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We expect to continue to engage in new branch expansion in the future. We may also seek to acquire other financial institutions, or parts of those institutions, though we have no present plans in that regard. Expansion involves a number of risks, including, without limitation:

•	the time and costs of evaluating new markets, hiring experienced local management and opening new offices;

•	the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our entrance into new markets where we lack experience;

•	the introduction of new products and services with which we have no prior experience into our business;

•	failure to culturally integrate an acquisition target or new branches or failing to identify and select the optimal candidate for integration or expansion; and

•	failure to identify and retain experienced key management members with local expertise and relationships in new markets.

We may continue to acquire and hold other real estate owned (OREO) properties, which could lead to increased operating expenses and vulnerability to additional declines in the market value of real estate in our areas of operations.

From time-to-time, we foreclose upon and take title to the real estate serving as collateral for our loans as part of our business. If our OREO balance increases, management expects that our earnings will be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership. Also, at the time that we foreclose upon a loan and take possession of a property, we estimate the value of that property using third-party appraisals and opinions and internal judgments. OREO property is valued on our books at the estimated market value of the property, less the estimated costs to sell (or “fair value”). Upon foreclosure, a charge-off to the allowance for loan losses is recorded for any excess between the value of the asset on our books over its fair value. Thereafter, we periodically reassess our judgment of fair value based on updated appraisals or other factors, including, at times, at the request of our regulators. Any further declines in our estimate of fair value for OREO will result in additional valuation adjustments, with a corresponding expense in our statements of income that is recorded under the line item for “Other real estate expenses.” As a result, our results of operations are vulnerable to additional declines in the market for residential and commercial real estate in the areas in which we operate. The expenses associated with OREO and any further property write downs could have a material adverse effect on our results of operations and financial condition. Any increase in nonaccrual loans may lead to further increases in our OREO balance in the future.

Additional growth and regulatory requirements may require us to raise additional capital in the future, and capital may not be available when it is needed or may have unfavorable terms, which could adversely affect our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. While the boards of the Company and the Bank intend to take steps to ensure that the capital plan aligns with the Bank’s strategic plan, that all material risks to the Bank are identified and measured and that capital limits are appropriate for the institution’s risk profile, failure to successfully implement such steps could have a material adverse effect on our financial condition and results of operations. We may at some point need to raise additional capital to support our continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we can make no assurances of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired.

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

Our success is, and is expected to remain, highly dependent on our executive management team. Four of our key executives are Robert R. Chapman III (President of the Company and President and CEO of the Bank), J. Todd Scruggs (Secretary-Treasurer of the Company and Executive Vice President and CFO of the Bank), Harry P. “Chip” Umberger (Executive Vice President and Senior Credit Officer of the Bank), and Michael A. Syrek (Executive Vice President and Senior Loan Officer of the Bank). We are especially dependent on these executives as well as other key personnel because, as a community bank, we depend on our management team’s ties to the community to generate business for us, and our executives have key expertise needed to implement our business strategy. Our executive management and other key personnel have not signed non-competition covenants.

Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel, or the loss of the services of several of such key personnel, could adversely affect our growth strategy and seriously harm our business, results of operations, and financial condition.

As a community bank, our ability to maintain our reputation is critical to the success of our business, and our failure to do so may materially adversely affect our performance.

As a community bank, our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. Negative publicity can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, acquisitions and actions taken or threatened by government regulators and community organizations in response to those activities. If our reputation is negatively affected by the actions of our employees or otherwise, there may be an adverse effect on our ability to keep and attract customers, and we might be exposed to litigation and regulatory action. Any of such events could harm our business, and, therefore, our operating results may be materially adversely affected. As a financial services company with a high profile in our market area, we are inherently exposed to this risk. While we take steps to minimize reputation risk in dealing with customers and other constituencies, we will continue to face additional challenges maintaining our reputation with respect to customers of the Bank in our current primary market area in Region 2000 and in establishing our reputation in new market areas.

Our decisions regarding how we manage our credit exposure may materially and adversely affect our business.

We manage our credit exposure through careful monitoring of lending relationships and loan concentrations in particular industries, and through loan approval and review procedures.

We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment and expectations regarding our borrowers and the economies in which we and our borrowers operate, as well as the judgment of our regulators. While our board and senior management are continuing to improve the Bank’s risk management framework and align the Bank’s risk philosophy with its capital and strategic plans, failure to continue to improve such risk management framework could have a material adverse effect on our financial condition and results of operations. We can make no assurances that our loan loss reserves will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, financial condition or results of operations.

Our profitability is vulnerable to interest rate fluctuations and changes in monetary policies.

Our profitability depends substantially upon our net interest income. Net interest income is the difference between the interest earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as NOW accounts, savings accounts, time deposits and other borrowings. Market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control. Interest rate spreads have seen a sustained period of narrowness due to many factors, such as market conditions, policies of various government and regulatory authorities and competitive pricing pressures, and we cannot predict whether these rate spreads will narrow further. This narrowing of interest rate spreads could adversely affect our financial condition and results of operations. In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. Actions by monetary and fiscal authorities, including the Federal Reserve Board, could have an adverse effect on our deposit levels, loan demand or business and earnings.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer-relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur; or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability; any of which could have a material adverse effect on our financial condition and results of operations.

We face the risk of cyber-attack to our computer systems.

Our computer systems, software and networks have been and will continue to be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events. These threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. If one or more of these events occurs, it could result in the disclosure of confidential client information, damage to our reputation with our clients and the market, additional costs to us (such as repairing systems or adding new personnel or protection technologies), costs of breach response, regulatory penalties and financial losses, to both us and our clients and customers. Such events could also cause interruptions or malfunctions in our operations (such as the lack of availability of our online banking system), as well as the operations of our clients, customers or other third parties. Although we maintain safeguards to protect against these risks, there can be no assurance that we will not suffer losses in the future that may be material in amount or nature.

Changes in consumers’ use of banks and changes in consumers’ spending and saving habits could adversely affect our financial results.

Technology and other changes now allow many consumers to complete financial transactions without using banks. For example, consumers can pay bills and transfer funds directly without going through a bank. This disintermediation could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits. In addition, changes in consumer spending and saving habits could adversely affect our operations, and we may be unable to timely develop competitive new products and services in response to these changes that are accepted by new and existing customers.

Failure to implement new technologies in our operations may adversely affect our growth or profits.

The market for financial services, including banking services and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking and telebanking. Our ability to compete successfully in our markets may depend on the extent to which we are able to exploit such technological changes. However, we can provide no assurance that we will be able to properly or timely anticipate or implement such technologies or properly train our staff to use such technologies. Any failure to adapt to new technologies could adversely affect our business, financial condition or operating results.

We are subject to operational risks.

The Company may also be subject to disruptions of its systems arising from events that are wholly or partially beyond its control (including, for example, computer viruses or electrical or telecommunications outages), which may give rise to losses in service to customers and to financial loss or liability. The Company is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as is the Company) and to the risk that the Company’s (or its vendors’) business continuity and data security systems prove to be inadequate.

We are subject to liquidity risk.

Liquidity risk is the potential that we will be unable to meet our obligations as they become due, capitalize on growth opportunities as they arise or pay regular cash dividends because of an inability to liquidate assets or obtain adequate funding in a timely basis, at a reasonable cost and within acceptable risk tolerances. At the direction of the Federal Reserve, the boards and senior management of the Company and the Bank are in the process of enhancing liquidity risk management practices, including developing a liquidity policy that establishes limits on the use of aggregate wholesale funding as well as individual specific wholesale funding sources and unencumbered liquid assets, and improving management information services (MIS) to ensure that accurate reporting is aligned with approved policies, commensurate with the Bank’s liquidity profile and growth strategies. These practices are being refined to manage, but will not be effective to eliminate, liquidity risk. A failure to adequately manage our liquidity risk could adversely affect our business, financial condition or operating results, especially in the event of another financial crisis. Further, the Federal Reserve could impose additional requirements on the Company if the agency determines that our enhanced liquidity risk management practices do not adequately manage our liquidity risk.

We may lose lower-cost funding sources.

Checking, savings and money market deposit account balances and other forms of customer deposits can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, the Bank could lose a relatively low-cost source of funds, thereby increasing its funding costs and reducing the Bank’s net interest income and net income.

If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent or detect fraud.

Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent or detect fraud and to operate successfully as a public company.

The Company faces the risk that the design of its controls and procedures, including those to mitigate the risk of fraud by employees or outsiders, may prove to be inadequate or are circumvented, thereby causing delays in detection of errors or inaccuracies in data and information. We regularly review and update the Company’s internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could hinder our ability to accurately report our operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with The NASDAQ Capital Market. Ineffective internal and disclosure controls could also harm our reputation, negatively impact our operating results or cause investors to lose confidence in our reported financial information, which likely would have a negative effect on the trading price of our securities.

Changes in the financial markets could impair the value of our investment portfolio.

Our investment securities portfolio is a significant component of our total earning assets. Turmoil in the financial markets could impair the market value of our investment portfolio, which could adversely affect our net income and possibly our capital.

We hold as investments certain securities that have unrealized losses (representing a significant majority of our securities portfolio). While we currently maintain substantial liquidity which supports our intent and ability to hold these investments until they mature, or until there is a market price recovery, if we were to cease to have the ability and intent to hold these investments until maturity or if the market prices do not recover, and we were to sell these securities at a loss, it could adversely affect our net income and possibly our capital.

Our deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on our future earnings.

The FDIC insures deposits at FDIC-insured depository institutions, such as the Bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Recent market developments and bank failures significantly depleted the FDIC’s Deposit Insurance Fund and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of the Dodd-Frank Reform Act, banks are now assessed deposit insurance premiums based on the bank’s average consolidated total assets, and the FDIC has modified certain risk-based adjustments, which increase or decrease a bank’s overall assessment rate. This has resulted in increases to the deposit insurance assessment rates, and thus raised deposit premiums for many insured depository institutions. If these increases are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities or otherwise negatively impact our operations.

We may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by the Bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Bank. Any such losses could have a material adverse effect on our financial condition and results of operations.

REGULATORY AND LEGAL RISKS

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, which limitations or restrictions could adversely affect our profitability.

As a bank holding company, we are primarily regulated by the Federal Reserve. The Bank is primarily regulated by the BFI. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a financial institution, the classification of assets by a financial institution and the adequacy of a financial institution’s allowance for loan losses. The Company periodically reviews its policies, procedures and limits, and undertakes reporting, to ensure all guidance is appropriate for the Bank’s current and planned operations and aligns with regulatory expectations. In this regard, regulatory authorities may impose particular requirements on the Bank, which could have a material adverse effect on our results of operations. Upon the direction of the Federal Reserve, the boards and management of the Company and the Bank are taking a more proactive role in strengthening and implementing the Bank’s risk management framework; improving the existing capital plan to ensure that it aligns with the Bank’s strategic plan; and enhancing liquidity risk management practices commensurate with the Bank’s liquidity profile and growth strategies. Any change in such regulation and regulatory oversight, whether in the form of regulatory policy, regulations or legislation, could have a material impact on us and our operations. Further, our compliance with Federal Reserve and the BFI regulations is costly. Because our business is highly regulated, the applicable laws, rules and regulations are subject to regular modification and change. Laws, rules and regulations may be adopted in the future that could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects. For instance, such changes may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements by our regulators.

The laws and regulations, including the Dodd-Frank Reform Act, applicable to the banking industry could change at any time, and these changes may adversely affect our business and profitability.

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

The Consumer Financial Protection Bureau (the “CFPB”) recently issued “ability-to-repay” and “qualified mortgage” rules that may have a negative impact on our loan origination process and foreclosure proceedings, which could adversely affect our business, operating results and financial condition.

On January 10, 2013, the CFPB issued a final rule to implement the “qualified mortgage” provisions of the Dodd-Frank Reform Act requiring mortgage lenders to consider consumers’ ability to repay home loans before extending them credit. The CFPB’s “qualified mortgage” rule, which became effective on January 10, 2014, describes certain minimum requirements for lenders making ability-to-repay determinations, but does not dictate that they follow particular underwriting models. Lenders will be presumed to have complied with the ability-to-repay rule if they issue “qualified mortgages,” which are generally defined as mortgage loans prohibiting or limiting certain risky features. Loans that do not meet the ability-to-repay standard can be challenged in court by borrowers who default, and the absence of ability-to-repay status can be used against a lender in foreclosure proceedings. Any loans that we make outside of the “qualified mortgage” criteria could expose us to an increased risk of liability and reduce or delay our ability to foreclose upon the underlying property. Any decreases in loan origination volume or increases in compliance and foreclosure costs caused by the rule could negatively affect our business, operating results and financial condition.

Compliance with the Dodd-Frank Reform Act will increase our regulatory compliance burdens, and may increase our operating costs and may adversely impact our earnings or capital ratios, or both.

On July 21, 2010, President Obama signed the Dodd-Frank Reform Act, which represented a significant overhaul of many aspects of the regulation of the financial services industry. Among other things, the Dodd-Frank Reform Act created the CFPB, tightened capital standards, imposed clearing and margining requirements on many derivatives activities and generally increased oversight and regulation of financial institutions and financial activities.

In addition to the self-implementing provisions of the statute, the Dodd-Frank Reform Act calls for over 200 administrative rulemakings by numerous federal agencies to implement various parts of the legislation. While many rules have been finalized or issued in proposed form, additional rules have yet to be proposed. It is not possible at this time to predict when all such additional rules will be issued or finalized, and what the content of such rules will be. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Reform Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings or capital, or both.

The Dodd-Frank Reform Act and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment and our ability to conduct business.

Negative developments in the financial services industry and in the credit markets may adversely impact our operations and results.

Financial institution regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.

On July 2, 2013, the Federal Reserve Board, and shortly thereafter, the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Reform Act. The final rule applies to all depository institutions, top-tier bank holding companies and top-tier savings and loan holding companies with total consolidated assets of $1 billion or more. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The Bank exercised this one-time opt-out. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Under the new capital standards, in order to be well-capitalized, the Bank is required to have a common equity to Tier 1 capital ratio of 6.5% and a Tier 1 capital ratio of 8.0%. The application of more stringent capital requirements for the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models or increase our holdings of liquid assets, or all or any combination of the foregoing. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, or both, could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Specifically, beginning in 2016, the Bank’s ability to pay dividends will be limited if the Bank does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders.

RISKS RELATED TO OUR STOCK

Our ability to pay cash dividends is limited, and we may be unable to pay future dividends even if we desire to do so.

The Company is a legal entity, separate and distinct from the Bank. The Company currently does not have any significant sources of revenue other than cash dividends paid to it by its subsidiaries. Both the Company and the Bank are subject to laws and regulations that limit the payment of cash dividends, including requirements to maintain capital at or above regulatory minimums. As a bank that is a member of the Federal Reserve System, the Bank must obtain prior written approval for any cash dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years.

Banking regulators have indicated that Virginia banking organizations should generally pay dividends only (1) from net undivided profits of the bank, after providing for all expenses, losses, interest and taxes accrued or due by the bank and (2) if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. In addition, the FDIA prohibits insured depository institutions such as the Bank from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become undercapitalized as defined in the statute. Moreover, the Federal Reserve is authorized to determine under certain circumstances relating to the financial condition of a bank that the payment of dividends would be an unsafe and unsound practice and to prohibit payment thereof. The payment of dividends that deplete a bank’s capital base could be deemed to constitute such an unsafe and unsound banking practice. The Federal Reserve has indicated that banking organizations generally pay dividends only out of current operating earnings. The Bank may be prohibited under Virginia law from the payment of dividends, including in the event the BFI determines that a limitation of dividends is in the public interest and is necessary to ensure the Bank’s financial soundness.

The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

If the Bank is not permitted to pay cash dividends to the Company, it is unlikely that the Company would be able to pay cash dividends on our common stock. Moreover, holders of our common stock are entitled to receive dividends only when and if declared by our board of directors. Although we currently pay cash dividends on our common stock, we are not required to do so and our board of directors could reduce or eliminate the amount of our common stock dividends in the future.

A limited market exists for our common stock.

Our common stock commenced trading on The NASDAQ Capital Market on January 25, 2012, and trading volumes since that time have been relatively low as compared to other larger financial services companies. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market. Accordingly, holders of our common stock may have difficulty selling our common stock at prices which holders find acceptable or which accurately reflect the value of the Company.

Future offerings of debt or other securities may adversely affect the market price of our stock.

In the future, we may attempt to increase our capital resources or, if our or the Bank’s capital ratios fall below the required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Upon liquidation, holders of any debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

Virginia law and the provisions of our articles of incorporation and bylaws could deter or prevent takeover attempts by a potential purchaser of our common stock that would be willing to pay holders a premium for their shares of our common stock.

Our articles of incorporation and bylaws contain provisions that may be deemed to have the effect of discouraging or delaying uninvited attempts by third parties to gain control of us. These provisions include the division of our board of directors into classes with staggered terms, the ability of our board of directors to set the price, terms and rights of, and to issue, one or more series of our preferred stock and the ability of our board of directors, in evaluating a proposed business combination or other fundamental change transaction, to consider the effect of the business combination on us and our stockholders, employees, customers and the communities which we serve. Similarly, the Virginia Stock Corporation Act contains provisions designed to protect Virginia corporations and employees from the adverse effects of hostile corporate takeovers. These provisions reduce the possibility that a third party could effect a change in control without the support of our incumbent directors. These provisions may also strengthen the position of current management by restricting the ability of stockholders to change the composition of the board of directors, to affect its policies generally and to benefit from actions which are opposed by the current board of directors.

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. An investment in our common stock is inherently risky for the reasons described in these “Risk Factors” and the Company’s filings with the SEC and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

Item 1B.	Unresolved Staff Comments – Not applicable.

Item 2.	Properties

Current Locations and Property

Depending on such factors as cost, availability, and location, we may either lease or purchase our operating facilities. The existing facilities that we have purchased typically have been former branches of other financial institutions. As of December 31, 2015, the Bank conducts its operations from 14 locations, of which we own 7 and lease 7. The following table describes the location and general character of our operating facilities:

Address	Type of Facility	Year Opened	Owned/Leased
5204 Fort Avenue Lynchburg, Virginia	Full service branch with drive thru and ATM	2000	Owned

4698 South Amherst Highway Madison Heights, Virginia	Full service branch with drive thru and ATM	2002	Owned

17000 Forest Road Forest, Virginia	Full service branch with drive thru and ATM Headquarters for Mortgage Division	2005	Owned

164 South Main Street Amherst, Virginia	Full service branch with drive thru and ATM	2007	Owned

1405 Ole Dominion Blvd. Bedford, Virginia	Full service branch with drive thru and ATM	2008	Owned

1110 Main Street Altavista, Virginia	Full service branch with drive thru and ATM	2009	Owned

828 Main Street Lynchburg, Virginia	Corporate Headquarters; Full service branch with ATM	2004	Leased (1)

615 Church Street Lynchburg, Virginia	Full service branch with drive thru and ATM Headquarters for Investment and Insurance operations	1999	Leased (2)

4935 Boonsboro Road, Suites C and D Lynchburg, Virginia	Full service branch with drive thru and ATM	2006	Leased (3)

501 VES Road Lynchburg, Virginia	Limited service branch	2010	Leased (4)

1430 Rolkin Court Suite 203 Charlottesville, Virginia	Commercial loan origination and mortgage office as well as a limited service branch	2013	Leased (5)

26 Church Ave Roanoke, Virginia	Mortgage banking office (also houses a full time commercial lending officer as of first quarter 2016)	2013	Leased (6)

1391 South High Street Harrisonburg, Virginia	Full service branch with drive thru and ATM	2015	Owned

250 Pantops Mountain Road Charlottesville, Virginia	Limited service branch	2015	Leased (7)

(1)	Base lease expired July 31, 2014 at which the Bank elected to exercise its first five-year renewal option. The Bank currently has one more five-year renewal option that we may exercise at our discretion subject to the terms and conditions outlined in the lease. The Bank leases this property from Jamesview Investment, LLC, which is wholly-owned by William C. Bryant III, a member of the Board of Directors of both Financial and the Bank.

(2)	Base lease expires July 31, 2019. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.
(3)	The current term expires on December 31, 2020. The Bank intends to continue operating at this location.
(4)	Base lease expires May 31, 2020. The Bank intends to continue operating at this location.
(5)	Base lease expires December 31, 2018. We have one renewal option that we may exercise at our discretion subject to the terms and conditions outlined in the lease.
(6)	This office is owned by employees (or a company owned by such employees) who work from that space. The office space is provided by the employees as part of their compensation arrangement with the Bank.
(7)	Base lease expires April 30, 2020. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.

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

Interest in Additional Properties

As discussed in “Management’s Discussion and Analysis—Expansion Plans” in addition to the facilities set forth above, the Bank owns the following properties which are being held for possible expansion:

•	real property located in the Timberlake Road area of Campbell County (Lynchburg), Virginia. The Timberlake property is not suitable for its intended use as a branch bank. Management anticipates that it will be necessary to raze the current structures and replace it with appropriate new construction.

•	real property located at 5 Village Highway (near the intersection of Routes 501 and 24) in Rustburg, Virginia. The structure on the property has been demolished and removed. The Bank does not anticipate opening a branch at this location prior to 2017.

•	real property located near the intersection of Confederate Boulevard and Moses Avenue in Appomattox, Virginia. There is no structure on the property. The bank does not anticipate opening a branch at this location prior to the fourth quarter of 2016.

•	real property located at 45 South Main Street, Lexington, Virginia. The bank does not anticipate opening a branch at this location prior to the second quarter of 2017.

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

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4.	Mine Safety Disclosures — Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices and Dividends

As of January 25, 2012, the Common Stock of Financial is traded on the NASDAQ Capital Market LLC (NASDAQ) under the symbol “BOTJ.” Prior to this time, the Common Stock of Financial was quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol “BOJF (“BOJF.OB” on some systems) and transactions generally involved a small number of shares. The following table sets forth the quarterly high and low bid prices for each quarter in fiscal 2015 and 2014 for Financial and was obtained from Bloomberg. Management believes this source to be accurate.

	Market Prices and Dividends
	Bid Price ($)
	High	Low	Dividends ($)
Fiscal 2015
Fourth Quarter	13.06	10.97	0.06
Third Quarter	11.50	10.80	0.06
Second Quarter	11.60	10.46	0.05
First Quarter	10.97	10.30	0.05

Fiscal 2014
Fourth Quarter	10.50	8.90	0.05
Third Quarter	9.40	8.90	0.05
Second Quarter	9.24	8.50	0.05
First Quarter	9.25	8.88	0.00

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 15, 2016 (the most recent date available), the Common Stock traded for $11.80 per share. As of March 15, 2016, there were approximately 4,378,436 shares of Common Stock outstanding, which shares are held by approximately 1,634 active shareholders of record.

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

Financial declared a cash dividend for the fourth quarter of 2015 of $0.06 per common share. The dividend is payable on March 25, 2016 to shareholders of record at the close of business on March 11, 2016. Financial will evaluate the factors set forth above when making a determination of whether to continue to pay a cash dividend in 2016.

Stock Buyback Plan

In October, 2014, Financial’s board of directors authorized a share repurchase program. The plan, which expired in October, 2015, authorized Financial to buy back up to 100,000 shares of common stock on such terms and conditions as the Company deems favorable. Financial did not repurchase any shares under the plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information concerning Financial’s equity compensation plans at December 31, 2015. All figures have been adjusted to reflect all prior stock dividends declared by Financial. All outstanding stock options have been issued under plans approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)
Equity compensation plans approved by shareholders - 1999 Stock Option Plan of Bank of the James Financial Group, Inc.	636	$12.79	—

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	636	$12.79	—

Recent Sales of Unregistered Equity Securities

On December 3, 2015, Financial closed on the sale of 1,000,000 shares of common stock, par value $2.14 at a price of $11.52 per share. Gross proceeds from the sale equaled $11,520,000. Raymond James & Associates, Inc. acted as the placement agent for the sale of the common stock. The proceeds of the sale were used as follows:

Commission to Placement Agent	$691,200
Fees and Expenses	175,800
Payment of corporate debt*	10,000,000
General corporate purposes	653,000

Total	$11,520,000

*	The corporate debt was comprised of the principal amount of notes that Financial issued in the second quarter of 2012 and described in more detail in Note 10 to the Company’s Consolidated Financial Statements included in this filing.

The issuance of shares of Common Stock pursuant to the Private Placement was a private placement to “accredited investors” (as that term is defined under Rule 501 of Regulation D), and is exempt from registration under the Securities Act of 1933 (“Securities Act”), in reliance upon Section 4(2) of the Securities Act and Regulation D Rule 506, as a transaction by an issuer not involving a public offering.

Item 6.	Selected Financial Data — Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist readers in understanding and evaluating our financial condition and results of operations. You should read this discussion in conjunction with our financial statements and accompanying notes included elsewhere in this report. Because Bank of the James Financial Group, Inc. (“Financial”) has no material operations and conducts no business other than the ownership of its operating subsidiary, Bank of the James (and its divisions and subsidiary), the discussion primarily concerns the business of the Bank. However, for ease of reading and because our financial statements are presented on a consolidated basis, references to “we,” “us,” or “our” refer to Financial, Bank of the James, and their divisions and subsidiaries as appropriate. The comparison of operating results for Financial between the years ended December 31, 2015 and 2014 should be read in the context of both the size and the time frame in which the Bank has been operating.

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

As discussed in more detail below,

•	For the year ended December 31, 2015, Financial had net income of $3,692,000, an increase of $279,000 from net income of $3,413,000, from the year ended December 31, 2014;

•	For the year ended December 31, 2015, earnings per basic and diluted common share was $1.07, as compared earnings of $1.01 per basic and diluted common share for the year ended December 31, 2014;

•	Net interest income increased to $17,611,000 for the current year from $16,404,000 for the year ended December 31, 2014;

•	Noninterest income (exclusive of net gains on sales of securities) increased to $4,144,000 for the year ended December 31, 2015 from $3,444,000 for the year ended December 31, 2014;

•	Total assets as of December 31, 2015 were $527,143,000 compared to $460,865,000 at the end of 2014, an increase of $66,278,000 or 14.38%;

•	Loans (excluding loans held for sale), net of unearned income and allowance for loan loss, increased to $430,445,000 as of December 31, 2015 from $394,573,000 as of the end of December 31, 2014, an increase of 9.09%; and

•	The net interest margin decreased 19 basis points to 3.78% for 2015, compared to 3.97% for 2014.

The following table sets forth selected financial ratios:

	For the Year Ended
	December 31,
	2015	2014	2013
Return on average equity	9.78%	10.28%	10.13%
Return on average assets	0.74%	0.76%	0.71%
Dividend yield %	1.70%	1.46%	0.00%
Average equity to total average assets	7.59%	7.39%	6.97%

Effect of Economic Trends

Although the U.S. economy improved in 2015, the U.S. economy continued to experience slow growth. Locally, real estate values appear to have stabilized and have begun to show signs of increasing valuation. Region 2000 experienced positive trends in housing during 2014 and 2015. In 2015, the Bank saw a modest increase in loan demand from small and medium size businesses. However, to date in 2016, loan demand from these small and medium size businesses has diminished, which management believes is the result of global and national market turmoil and a variety of economic uncertainties. Management expects loan demand to remain slow despite the continued low interest rate environment. Despite the difficult economic environment, the Bank’s capital levels continued to improve in 2015. Management does not anticipate that the modest decline in asset quality will have a material impact on Financial.

For additional information regarding the local economy and its impact on the Company’s business refer to the Business Section in this 10-K under the caption “Location and Market Area” (Part I. Item 1. Business Section – Location and Market Area).

Despite this improvement, management expects difficult economic conditions to persist in 2016. In light of these conditions, financial institutions also face continued heightened levels of scrutiny from federal and state regulators. Financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

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

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loans reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Bank had loans totaling $646,000 and $376,000 that were classified as TDRs as of December 31, 2015 and 2014, respectively.

Management considers historical trends, industry trends, peer comparisons, as well as individual classified impaired loans, in addition to historical experience to evaluate the allowance for loan losses. Our method for determining the allowance for loan losses is discussed more fully under “Provision and Allowance for Loan Losses for the Bank” below.

RESULTS OF OPERATIONS

December 31, 2015 compared to year ended December 31, 2014

Net Income

The net income for Financial for the year ended December 31, 2015 was $3,692,000 or $1.07 per basic and diluted share compared with net income of $3,413,000 or $1.01 per basic and diluted share for the year ended December 31, 2014. Note 13 of the consolidated financial statements provides additional information with respect to the calculation of Financial’s earnings per share.

The increase of $279,000 in 2015 net income compared to 2014 was due in large part the following: i) a 7.36% increase in net interest income; ii) a decrease in expenses associated with other real estate owned. These increases were partially offset by increases in interest expense, salary and employee benefits expense, occupancy and equipment expense, marketing expense, and “other” expenses, which include such expenses as business development, training, and travel (all of which were related to the Bank’s market expansion). As discussed in more detail below, we charged off $615,000 in nonperforming loans during the year ended December 31, 2015 as compared with $551,000 in 2014. The amount of the provision for loan losses was $282,000 in the year ended December 31, 2015 as compared to $55,000 in 2014.

These operating results represent a return on average stockholders’ equity of 9.78% for the year ended December 31, 2015 compared to 10.28% for the year ended December 31, 2014. As discussed below, Financial issued $11,520,000 in additional common stock on December 3, 2015. This increased capital is the primary reason for a decrease in the return on average stockholders’ equity in 2015 from 2014. The return on average assets for the year ended December 31, 2015 was 0.74% compared to 0.76% in 2014.

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

Interest income increased to $20,302,000 for the year ended December 31, 2015 from $18,729,000 for the year ended December 31, 2014. This increase was due to the interest earned on the increase in loan balances and was mitigated by a decrease in the yields on average earning assets which primarily consist of loans and investment securities, as discussed below.

Net interest income for 2015 increased $1,207,000 to $17,611,000 or 7.36% from net interest income of $16,404,000 in 2014. The growth in net interest income was due primarily to the interest generated from loan growth and resulting increased loan balances. The increase was partially offset by an increase in our interest expense of $366,000 from $2,325,000 for the year ended December 31, 2014 to $2,691,000 for the year ended December 31, 2015. This increase in interest expense was primarily due to an increase in the average balances of time deposits from $97,228,000 during 2014 to $137,374,000 in 2015. Time deposits typically pay depositors a higher rate of interest than demand accounts. The increase was mitigated by the fact that the average interest rate paid on time deposits decreased by 5 basis points during 2015 as compared to 2014.

The net interest margin decreased to 3.78% in 2015 from 3.97% in 2014. The average rate on earning assets decreased 18 basis points from 4.53% in 2014 to 4.35% in 2015 and the average rate on interest-bearing liabilities increased from 0.68% in 2014 to 0.72% in 2015. Management cannot predict with certainty future interest rate decisions by the FOMC and statements from the Federal Reserve Board have been ambiguous. While rates may increase, management anticipates that short term interest rates will remain low through at least the next six months.

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

Net Interest Margin Analysis

Average Balance Sheets

For the Year Ended December 31, 2015 and 2014

(dollars in thousands)

	2015			2014
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance Sheet	Income/ Expense	Earned/ Paid	Balance Sheet	Income/ Expense	Earned/ Paid
ASSETS

Loans, including fees (1) (2)	$417,594	$19,291	4.62%	$365,942	$17,447	4.77%
Loans AFS	2,220	86	3.87%	1,499	64	4.27%
Federal funds sold	7,883	18	0.23%	2,052	4	0.19%
Interest bearing deposits with other banks	5,197	14	0.27%	5,000	13	0.26%
Securities (3)	32,578	847	2.60%	39,093	1,195	3.06%
Federal agency equities	1,268	67	5.28%	1,207	63	5.22%
CBB equity	116	—	0.00%	116	—	0.00%

Total earning assets	466,856	20,323	4.35%	414,909	18,786	4.53%

Allowance for loan losses	(4,705)			(5,099)
Non-earning assets	34,876			39,651

Total assets	$497,027			$449,461

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	$108,139	$256	0.24%	$101,337	$215	0.21%
Savings	114,828	253	0.22%	126,791	271	0.21%
Time deposits	137,374	1,552	1.13%	97,228	1,152	1.18%

Total interest bearing deposits	360,341	2,061	0.57%	325,356	1,638	0.50%

Other borrowed funds
Federal funds purchased	184	2	1.09%	963	9	0.93%
Other borrowings	2,269	28	1.23%	3,444	78	3.14%
Capital notes	10,000	600	6.00%	10,000	600	6.00%

Total interest-bearing liabilities	372,794	2,691	0.72%	339,763	2,325	0.68%

Noninterest bearing deposits	85,853			75,584
Other liabilities	634			909

Total liabilities	459,281			416,256

Stockholders’ equity	37,746			33,205

Total liabilities and Stockholders’ equity	$497,027			$449,461

Net interest earnings		$17,632			$16,461

Net interest margin			3.78%			3.97%

Interest spread			3.63%			3.84%

(1)	Net deferred loan fees and costs are included in interest income.

(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with nonaccrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

Interest income and expenses are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest bearing liabilities, and by the interaction of rate and volume factors. The following table shows the direct causes of the year-to-year changes in components of net interest income on a taxable equivalent basis.

	Volume and Rate
	(dollars in thousands)
	Years Ending December 31,
	2015			2014
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense
Loans	$2,307	$(441)	$1,866	$1,429	$(842)	$587
Federal funds sold	13	1	14	(15)	(11)	(26)
Interest bearing deposits	1	—	1	13	—	13
Securities	(183)	(165)	(348)	(381)	43	(338)
Restricted stock	3	1	4	(2)	6	4

Total earning assets	2,141	(604)	1,537	1,044	(804)	240

Liabilities:
Demand interest bearing	13	28	41	17	(9)	8
Savings	(36)	18	(18)	(15)	—	(15)
Time deposits	446	(46)	400	26	(143)	(117)
Federal funds purchased	(9)	2	(7)	6	2	8
Capital notes	—	—	—	—	—	—
Other borrowings	(18)	(32)	(50)	(3)	5	2

Total interest-bearing liabilities	$396	$(30)	$366	$32	$(146)	$(114)

Change in net interest income	$1,745	$(574)	$1,171	$1,013	$(659)	$354

Noninterest Income of Financial

Noninterest income has been and will continue to be an important factor for increasing our profitability. Our management continues to review and consider areas where noninterest income can be increased. Noninterest income (excluding securities gains and losses) consists of income from mortgage originations and sales, service fees, distributions from a title insurance agency in which we have an ownership interest, income from credit and debit card transactions, and fees generated by the investment services of Investment. Service fees consist primarily of monthly service and minimum account balance fees and charges on transactional deposit accounts, treasury management fees, overdraft charges, and ATM service fees.

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

The Mortgage Division originated 350 mortgage loans, totaling $62,545,000 in 2014 as compared with 444 mortgage loans, totaling $78,549,000 during the year ended December 31, 2015. Income improved with the increased origination volume. We continued to benefit from an improved pricing model that resulted from the migration of the Mortgage Division’s broker relationships to hybrid correspondent in 2013. The hybrid correspondent relationship allows the Bank to close loans in its name before an investor purchases the loan. By using the Bank’s funds to close the loan (as compared to a broker relationship in which loans are funded by the purchaser of the mortgage), the Bank is able to obtain better pricing due to the slight increase in risk. In 2015, the Mortgage Division continued to operate in an environment in which real estate values continued to improve. Loans for new home purchases comprised 66% of the total volume as compared to 67% in 2014. For the year ended December 31, 2015, the Mortgage Division accounted for 9.30% of Financial’s total revenue as compared with 7.75% of Financial’s total revenue for the year ended December 31, 2014. Mortgage contributed $579,000 and $306,000 to Financial’s pre-tax net income in 2015 and 2014, respectively. Although management anticipates that residential mortgage rates will remain low by historical standards throughout 2016, management also anticipates that if rates trend higher, the loan mix will continue to shift towards new home purchases and away from refinancing. The Mortgage Division continues to improve its market share in its markets. We opened a new mortgage origination office in Roanoke in October, 2013 and began originating mortgages in Charlottesville in March, 2014. In addition, in the first quarter of 2016, we also hired a new mortgage loan origination officer for the Harrisonburg Market. Management expects that low rates coupled with the Mortgage Division’s reputation in its markets and our recently-added offices and producers present an opportunity for us to continue to grow the Mortgage Division’s revenue.

Service charges and fees and commissions increased slightly to $1,390,000 for the year ended December 31, 2015 from $1,352,000 for the year ended December 31, 2014.

Our Investment division provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. The Investment division’s financial impact on our consolidated revenue has been immaterial. Although management cannot predict the financial impact of Investment with certainty, management anticipates it will continue to be an immaterial component of revenue in 2016.

In the third quarter of 2008, we began providing insurance and annuity products to Bank customers and others, through the Bank’s Insurance subsidiary. The Bank has one full-time and one part-time employee that are dedicated to selling insurance products through Insurance. Insurance generates minimal revenue and its financial impact on our consolidated revenue has been immaterial. Management anticipates that Insurance’s impact on noninterest income will remain immaterial in 2016.

Noninterest income, exclusive of gains and losses on sale of securities, increased to $4,144,000 in 2015 from $3,444,000 in 2014. Inclusive of gains and losses on sale of securities, noninterest income increased to $4,193,000 in 2015 from $3,587,000 in 2014. The following table summarizes our noninterest income for the periods indicated.

	Noninterest Income (dollars in thousands) December 31,
	2015	2014
Gains on sale of loans held for sale	$2,278	$1,716
Service charges, fees and commissions	1,390	1,352
Increase in cash value of life insurance	269	282
Other	207	94
Gain on sale of available-for-sale securities	49	143

Total noninterest income	$4,193	$3,587

The increase in noninterest income for 2015 as compared to 2014 was primarily due to an increase in income from gains on loans held for sale. These gains were partially offset by a decrease in income on gains on sales of securities available-for-sale.

Noninterest Expense of Financial

Noninterest expenses increased from $15,235,000 for the year ended December 31, 2014 to $16,179,000 for the year ended December 31, 2015. The following table summarizes our noninterest expense for the periods indicated.

	Noninterest Expense
	(dollars in thousands)
	December 31,
	2015	2014
Salaries and employee benefits	$8,727	$7,940
Occupancy	1,204	1,214
Equipment	1,275	1,234
Supplies	419	387
Professional, data processing and other outside expenses	2,218	2,241
Marketing	465	472
Credit expense	301	220
Other real estate expenses	122	206
FDIC insurance expense	331	262
Other	1,003	812
Amortization of tax credit investment	114	247

Total noninterest expense	$16,179	$15,235

The increase in noninterest expense was due in large part to an increase in compensation, equipment, supplies, credit, FDIC insurance and other expense. The increase in these costs was partially offset by a decrease in occupancy, professional, marketing, and other real estate expenses as well as a decrease in the amortization expense associated with a tax credit investment. Our total personnel expense, net of direct salary costs incurred in originating certain loans (in accordance with current accounting rules), increased to $8,727,000 for the year ended December 31, 2015, from $7,940,000 for the year ended December 31, 2014. Compensation for some employees of the Mortgage Division and Investment is commission-based and therefore subject to fluctuation.

The efficiency ratio, that is the cost of producing each dollar of revenue, is determined by dividing noninterest expense by the sum of net interest income plus noninterest income. Financial’s efficiency ratio decreased from 76.21% in 2014 to 74.20% in 2015, in large part due to the increases in the above revenues.

Income Tax Expense

For the year ended December 31, 2015, Financial had federal income tax expense of $1,651,000, as compared to a federal income tax expense of $1,288,000 in 2014, which equates to effective tax rates of 30.90% and 27.39%, respectively. Our effective rate was lower than the statutory corporate tax rate in both 2015 and 2014 because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance, certain tax free municipal securities, and tax credits. Note 12 of the consolidated financial statements provide additional information with respect to our 2015 federal income tax expense and the deferred tax accounts.

ANALYSIS OF FINANCIAL CONDITION

As of December 31, 2015 and December 31, 2014

General

Our total assets were $527,143,000 at December 31, 2015, an increase of $66,278,000 or 14.38% from $460,865,000 at December 31, 2014, primarily due to an increase in cash and cash equivalents and loan balances, as well as increases in securities available-for-sale, and premises and equipment. As explained in more detail below, deposits increased from $399,497,000 on December 31, 2014 to $467,610,000 on December 31, 2015. Loans, net of unearned income and allowance, increased to $430,445,000 on December 31, 2015 from $394,573,000 on December 31, 2014.

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

Loans, net of unearned income and allowance, increased to $430,445,000 on December 31, 2015 from $394,573,000 on December 31, 2014. Total loans, including loans held for sale increased to $437,092,000 on December 31, 2015 from $400,393,000 on December 31, 2014. The increase in total loans was partially due to enhanced marketing efforts and the employment of a Charlottesville-based lender in September 2013 as well as Harrisonburg-based lender in April 2015. We anticipate that these offices will continue to add to our loan balances. The increase is also attributed to increased calling and sales efforts by our lenders. Despite these factors, the number of qualified borrowers remains limited. Management expects that the number of qualified borrowers will remain limited until the economy further improves and economic uncertainties subside.

As of December 31, 2015, the Bank had $3,406,000, or 0.78% of its total loans, in non-accrual status compared with $3,506,000, or 0.88% of its total loans, at December 31, 2014. Management is continuing its efforts to reduce non-performing assets through enhanced collection efforts and the liquidation of underlying collateral. The Bank attempts to work with borrowers on a case-by-case basis to attempt to protect the Bank’s interests. However, despite our commitment, a reduction of non-accrual loans can be dependent on improvements in employment, housing, and overall economic conditions at the local, regional and national levels. See “Asset Quality” below.

The following table summarizes the composition of the Bank’s loan portfolio for the periods indicated by dollar amount:

	Loan Portfolio
	(dollars in thousands)
	December 31,
	2015	2014	2013	2012	2011
Commercial	$76,773	$63,259	$55,803	$55,084	$59,623
Commercial real estate	217,125	207,262	172,117	153,416	150,622
Consumer	81,531	76,380	71,165	70,639	72,488
Residential	59,699	52,462	46,095	46,318	41,633

Total loans	435,128	399,363	345,180	325,457	324,366

Less allowance for loan losses	4,683	4,790	5,186	5,535	5,612

Net loans	$430,445	$394,573	$339,994	$319,922	$318,754

The following table sets forth the maturities of the loan portfolio at December 31, 2015.

	Remaining Maturities of Selected Loans (dollars in thousands)
	At December 31, 2015
	Less than One Year	One to Five Years	Greater than Five Years	Total
Commercial	$19,701	$17,370	$39,702	$76,773
Commercial real estate	19,425	37,653	160,047	217,125
Consumer	4,707	40,383	36,441	81,531
Residential	12,493	18,132	29,074	59,699

Total	$56,326	$113,538	$265,264	$435,128

For maturities over one year:
Fixed Rates	$102,528	27.07%
Variable Rates	276,274	72.93%

Total	$378,802

Deposits

We experienced an increase in deposits from $399,497,000 at December 31, 2014 to $467,610,000 at December 31, 2015, for an increase of 17.05%. Noninterest-bearing deposits increased $16,643,000 or 22.29% from $74,682,000 at December 31, 2014 to $91,325,000 at December 31, 2015. The increase in non-interest bearing deposits was due to increased and continued efforts to procure the primary checking accounts of our commercial loan customers. The increase can also be attributed to end of the year real estate and business closings related to our professional settlement accounts. Interest-bearing deposits increased $51,470,000, or 15.85%, from $324,815,000 at December 31, 2014 to $376,285,000 at December 31, 2015. A total of $10,000,000 of this increase in time deposits, resulted from management’s decision to lock in attractive rates by accepting a brokered certificate of deposit. The majority of the increase in time deposits was raised through a local offering of certificates of deposit. Specifically, the Bank offered an 18-month certificate of deposit at 1.16% APY. The total raised with this offer was approximately $34,000,000.

The following table sets forth the average deposit balance and the rates paid on deposits for the years indicated:

	Average Deposits and Rates Paid
	(dollars in thousands)
	Year Ended December 31,
	2015		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$85,853	—	$75,584	—	$67,113	—

Interest-bearing deposits
Interest checking	$68,686	0.25%	$61,048	0.22%	$51,816	0.24%
Money market	39,453	0.21%	40,289	0.20%	41,470	0.21%
Savings	114,828	0.22%	126,791	0.21%	134,427	0.21%
Time deposits
Less than $100,000 (1)	78,236	1.11%	55,664	1.19%	56,495	1.33%
Greater than $100,000 (1)	59,138	1.16%	41,563	1.18%	38,773	1.33%

Total interest-bearing deposits	$360,341	0.57%	$325,355	0.50%	$322,981	0.55%

Total deposits	$446,194		$400,939		$390,094

(1)	Although the FDIC currently insures accounts up to $250,000, the Bank considers CDs $100,000 and above as high balance CDs and therefore continues to monitor CDs at and above this amount in order to plan for liquidity needs. The total balance in CDs $250,000 and above totaled approximately $25,190,000 at December 31, 2015. Of this amount, $10,000,000 is a single brokered CD that comes due on July 24, 2017.

The following table includes a summary of maturities of CDs greater than $100,000:

	Maturities of CD’s Greater than $ 100,000
	(dollars in thousands)
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total
At December 31, 2015	$3,143	$4,057	$22,843	$42,603	$72,646

Cash and Cash Equivalents

Cash and cash equivalents increased from $12,743,000 on December 31, 2014 to $28,655,000 on December 31, 2015. Federal funds sold amounted to $12,703,000 on December 31, 2015 compared to $0 on December 31, 2014. The increase was due primarily to the increase in deposits discussed above, the fluctuations in transactional accounts and professional settlement accounts as discussed above, and use of cash and cash equivalents to fund loan growth.

Investment Securities

The investment securities portfolio of the Bank is used as a source of income and liquidity.

The following table summarizes the fair value of the Bank’s securities portfolio for the periods indicated:

	Securities Portfolio (dollars in thousands) December 31,
	2015	2014	2013
Held-to-maturity
U.S. agency obligations	$2,649	$2,699	$3,740

Available-for-sale
U.S. treasuries	—	—	3,611
U.S. agency obligations	18,810	13,498	20,108
Mortgage - backed securities	10,647	1,982	5,311
Municipals	5,034	7,899	15,138
Corporates	1,505	1,016	1,923

Total available-for-sale	$35,996	$24,395	$46,091

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

Securities held-to-maturity at carrying cost decreased from $2,528,000 as of December 31, 2014 to $2,519,000 as of December 31, 2015. This decrease resulted from the amortization of premiums within the held-to-maturity portfolio. The decision to invest in securities held-to-maturity is based on the same factors as the decision to invest in securities available-for-sale except that management invests surplus funds in securities held-to-maturity only after concluding that such funds will not be necessary for liquidity purposes during the term of such security. However, the held-to-maturity securities may be pledged for such purposes as short term borrowings and as collateral for public deposits.

The portfolio of securities available-for-sale increased to $35,996,000 as of December 31, 2015 from $24,395,000 as of December 31, 2014. The increase is a result of management’s desire to continue to increase on-balance sheet liquidity. During 2015, the Bank purchased $27,019,000 of available-for-sale securities and sold available-for-sale securities totaling $13,440,000.

The following table shows the maturities of held-to-maturity and available-for-sale securities at amortized cost and market value at December 31, 2015 and December 31, 2014 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are not shown on a tax equivalent basis. Financial attempts to maintain diversity in its portfolio and maintain credit quality and repricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on Financial’s securities, see Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution / Yield Analysis
	(dollars in thousands)
	At December 31, 2015
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Held-to-maturity
U.S. agency
Amortized cost	$—	$2,519	$—	$—	$2,519
Market value	$—	$2,649	$—	$—	$2,649
Weighted average yield		3.50%

Available-for-sale securities
U.S. agency
Amortized cost	$—	$—	$8,197	$11,409	$19,606
Market value	$—	$—	$7,967	$10,843	$18,810
Weighted average yield			2.32%	3.06%
Mortgage Backed Securities
Amortized cost	$—	$—	$2,036	$8,742	$10,778
Market value	$—	$—	$1,979	$8,668	$10,647
Weighted average yield			2.06%	1.96%
Municipals
Amortized cost	$—	$479	$1,416	$3,088	$4,983
Market value	$—	$496	$1,402	$3,136	$5,034
Weighted average yield		5.60%	2.96%	3.51%
Corporates
Amortized cost	$—	$—	$1,521	$—	$1,521
Market value	$—	$—	$1,505	$—	$1,505
Weighted average yield			2.78%

Total portfolio
Amortized cost	$—	$2,998	$13,171	$23,239	$39,408
Market value	$—	$3,145	$12,853	$22,647	$38,645
Weighted average yield		3.84%	2.40%	2.70%

	Securities Portfolio Maturity Distribution / Yield Analysis
	(dollars in thousands)
	At December 31, 2014
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Held-to-maturity
U.S. agency
Amortized cost	$—	$2,528	$—	$—	$2,528
Market value	$—	$2,699	$—	$—	$2,699
Weighted average yield		3.51%

Available-for-sale securities
U.S. agency
Amortized cost	$—	$—	$7,982	$6,108	$14,090
Market value	$—	$—	$7,710	$5,788	$13,498
Weighted average yield			2.50%	3.22%
Mortgage Backed Securities
Amortized cost	$—	$—	$2,042	$—	$2,042
Market value	$—	$—	$1,982	$—	$1,982
Weighted average yield			2.06%
Municipals
Amortized cost	$—	$479	$1,505	$5,848	$7,832
Market value	$—	$515	$1,511	$5,873	$7,899
Weighted average yield		5.60%	2.11%	3.34%
Corporates
Amortized cost	$—	$—	$1,020	$—	$1,020
Market value	$—	$—	$1,016	$—	$1,016
Weighted average yield			2.85%

Total portfolio
Amortized cost	$—	$3,007	$12,549	$11,956	$27,512
Market value	$—	$3,214	$12,219	$11,661	$27,094
Weighted average yield		3.84%	2.41%	3.28%

Cash surrender value of bank owned life insurance

On July 1, 2009, the Company funded bank owned life insurance (BOLI) for a small group of its officers, where the Company is the owner and sole beneficiary of the policies. As of December 31, 2015, the BOLI had a cash surrender value of $9,781,000, an increase of $269,000 from the cash surrender value of $9,512,000 as of December 31, 2014. The increase resulted from an increase in the cash surrender value relating to the aggregate earnings on all of the BOLI policies. The value of BOLI increases from the cash surrender values of the pool of insurance. The increase in cash surrender value is recorded as a component of noninterest income; however, the Company does not pay tax on increase in cash value. This profitability is used to offset a portion of current and future employee benefit costs. BOLI can be liquidated if necessary with associated tax costs. However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position. Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

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

At December 31, 2015, liquid assets, which include cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, and securities available-for-sale totaled $64,863,000 as compared to $37,138,000 at December 31, 2014. Management deems liquidity to be adequate. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $11,795,000 (current book value) of these securities are pledged against outstanding debt, public deposits, or lines of credit. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

The following table sets forth non-deposit sources of funding:

Funding Sources (dollars in thousands)
	December 31, 2015
Source	Capacity	Outstanding	Available
Federal funds purchased lines (unsecured)	$24,000	$—	$24,000
Federal funds purchased lines (secured)	4,384	—	4,384
Reverse repurchase agreements	5,000	—	5,000
Borrowings from FHLB Atlanta (1)	105,493	—	105,493

Total	$138,877	$—	$138,877

(1)	Currently the Bank has in place pledged collateral in the amount of approximately $25,000,000 against which $0 was drawn and outstanding on December 31, 2015. Additional collateral would be required to be pledged in order for the full $105,493,000 to be available.

At the end of 2015, approximately 76.44%, or $332,599,000 of the loan portfolio would mature or could reprice within a one-year period. At December 31, 2015, non-deposit sources of available funds totaled $138,877,000, which included $105,493,000 available from the FHLBA.

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

Effective January 1, 2015, the final rules required Financial and the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the previous requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the previous requirement); and (iv) a leverage ratio of 4.0% of total assets. These are the initial capital requirements, which will be phased in over a five-year period. When fully phased in on January 1, 2019, the rules will require Financial and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least

8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

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

With respect to the Bank, the rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the previous 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized.

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

The Bank’s regulatory capital levels exceed those established for well-capitalized institutions. If the new minimum capital ratios described above had been effective as of December 31, 2014, based on management’s interpretation and understanding of the new rules, Financial would have remained “well capitalized” as of such date.

The following table (along with Note 17 of the consolidated financial statements) shows the minimum capital requirements and the Bank’s capital position as of December 31, 2015 and 2014.

Analysis of Capital for Bank of the James (Bank only) (dollars in thousands)
	December 31,
	2015	2014
Tier 1 Capital:
Common stock	$3,742	$3,742
Additional paid in capital	19,325	19,325
Retained earnings	24,711	20,479

Total Tier 1 Capital	$47,778	$43,546

Common Equity Tier 1 Capital (CET1)	$47,778	$43,546

Tier 2 Capital:
Allowable portion of allowance for loan losses	4,683	4,619
Total Tier 2 Capital	$4,683	$4,619

Total risk-based capital	$52,461	$48,165

Risk weighted assets	$446,201	$369,348

Average total assets	$518,096	$452,276

			Regulatory Minimums
	December 31,		Capital Adequacy	Well Capitalized
	2015	2014
Capital Ratios
Tier 1 capital to average total assets	9.22%	9.63%	4.00%	5.00%
Common Equity Tier 1 capital	10.71%	n/a	4.50%	6.50%
Tier 1 risk-based capital ratio	10.71%	11.79%	4.00%	6.00%
Total risk-based capital ratio	11.76%	13.04%	8.00%	10.00%

During the third quarter of 2012, Financial closed a private placement of unregistered debt securities (the “2012 Offering”) pursuant to which Financial issued $10,000,000 in principal of notes (the “2012 Notes”). The 2012 Notes bore interest at the rate of 6% per year with interest payable quarterly in arrears. The 2012 Notes were scheduled to mature on April 1, 2017, but were subject to prepayment in whole or in part on or after April 1, 2013 at Financial’s sole discretion on 30 days written notice to the holders. The notes were called on December 3, 2015 and paid in full on January 5, 2016 with the proceeds from a private placement of Financial’s common stock discussed in the following paragraph.

On December 3, 2015, Financial closed a private placement of common stock pursuant to which it received gross proceeds of $11,520,000 by selling an aggregate of 1,000,000 shares of Financials’ Common Stock at a price of $11.52 per share, as part of a private placement (the “Common Stock Private Placement”). Financial used $10,000,000 of the proceeds from the Common Stock Private Placement to prepay in full the 2012 Notes.

The proceeds from the Common Stock Private Placement, existing capital, and funds generated from operations provide Financial with sufficient liquidity and capital with which to operate.

The capital ratios set forth in above tables state the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $1,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis would be comparable to the capital ratios of the Bank because the prepayment of the 2012 Notes with the proceeds from the Common Stock Private Placement had the effect of replacing $10,000,000 in debt at the holding company level with equity.

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

Stockholders’ Equity

Stockholders’ equity increased by $13,420,000 from $34,776,000 on December 31, 2014 to $48,196,000 on December 31, 2015 because of the net income of $3,692,000 less cash dividends paid, the adjustment for other comprehensive loss, and the proceeds from the Common Stock Private Placement previously discussed.

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

Non-accrual loans decreased slightly to $3,406,000 on December 31, 2015 from $3,506,000 on December 31, 2014. We have been successful in resolving a significant portion of our problem assets. These problem assets resulted from the economic downturn, which severely impacted commercial development loans and residential speculative housing construction loans due in part to a decline in the value of the collateral supporting those loans. Management intends to continue to be proactive in quantifying and mitigating the ongoing risk. Management has provided for the anticipated losses on its non-accrual loans through specific impairment in the allowance for loan loss.

We also classify other real estate owned (OREO) as a nonperforming asset. OREO is the value of real property acquired by the Bank either at a foreclosure sale of collateral on which the Bank has a lien or by deed in lieu of foreclosure. OREO increased 105.54% to $1,965,000 on December 31, 2015 from $956,000 on December 31, 2014. The increase in OREO resulted almost entirely from the Bank’s purchase of one property at foreclosure. The following table represents the changes in OREO balance in 2015 and 2014.

OREO Changes (Dollars in Thousands)
	Year Ended December 31,
	2015	2014
Balance at the beginning of the year (net)	$956	$1,451
Transfers from Loans	1,425	473
Capitalized costs	25	—
Write-downs to OREO expense	(75)	(167)
Sales proceeds	(360)	(780)
Gain (loss) on disposition	(6)	(21)

Balance at the end of the year (net)	$1,965	$956

Non-accrual loans plus OREO increased to $5,371,000 on December 31, 2015 from $4,462,000 on December 31, 2014, an increase of 20.37%.

We also classify troubled debt restructurings (TDRs) as both performing and nonperforming assets. We measure impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. TDRs occur when we agree to significantly modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. These concessions typically are made for loss mitigation purposes and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Performing TDRs increased to $646,000 on December 31, 2015 from $376,000 on December 31, 2014.

The following table sets forth the number of outstanding TDR contracts and the total amount of the Bank’s TDRs as of December 31, 2015 and 2014.

Troubled Debt Restructurings (Dollars in Thousands)
	December 31,
	2015	2014
Number of performing TDR contracts	4	2
Number of nonperforming TDR contracts	—	—

Total number of TDR contracts	4	2

Amount of performing TDR contracts	$646	$376
Amount of nonperforming TDR contracts	—	—

Total amount of TDRs contracts	$646	$376

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

The Bank’s allowance for loan losses decreased 2.23% from $4,790,000 on December 31, 2014 to $4,683,000 on December 31, 2015. This decrease resulted primarily from improved economic conditions, historical charge-off trends, and overall improvement in the Bank’s non-performing loans.

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

In 2014, general reserves would have decreased significantly because based on the three year charge off history, 2011 charge-off experience would no longer be reflected in the calculation. Management was concerned that this decrease would not accurately reflect the increased risk related to expansion in Charlottesville and Harrisonburg and the related loan growth, as well as continuing economic conditions. Throughout the fourth quarter of 2014, management and the Bank’s board of directors had numerous discussions to address this concern regarding the adequacy of the allowance for loan losses going forward. To insure that the general reserves accurately incorporated the additional risks noted above, management recommended to the board that the historical loss history be expanded from 3 years to 4 years within the ALLL calculation. We believe the expanded four year charge off history more closely reflects the ongoing economic cycle and the Bank’s current operations in the new markets. This recommendation to replace the three year history with the four year history was approved by the board.

In 2015 the four year look-back period no longer includes 2011. As discussed above, 2011 contained elevated charge-offs. As a result, the general reserves related to the historical charge off component decreased. This decrease was offset by an increase in the qualitative portion of the reserve. The qualitative portion of the reserve increased because of an increase in the amplification of the home equity credits. The amplification increased because management determined that home equity credits, which are a significant concentration relative to capital and higher than the Bank’s peers, could be particularly impacted in the event of an economic downturn. In addition, because the Bank is operating in new markets where it does not have adequate charge-off history to formulate a quantitative adjustment to the reserve calculation, which has resulted in an increase in the qualitative component.

As of December 31, 2015 the allowance for loan losses was equal to 1.08% of the total loan portfolio as compared with 1.20% at December 31, 2014.

No nonaccrual loans were excluded from impaired loan disclosure under current accounting rules at December 31, 2015 and 2014. If interest on these loans had been accrued, such income cumulatively would have approximated $472,000 and $915,000 for 2015 and 2014, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the nonperforming loan totals listed below. The following table sets forth the detail of loans charged-off, recovered, and the changes in the allowance for loan losses as of the dates indicated:

	Allowance for Loan Losses
	(dollars in thousands)
	At December 31,
	2015	2014	2013	2012	2011
Balance, beginning of period	$4,790	$5,186	$5,535	$5,612	$5,467
Loans charged-off:
Commercial	294	165	19	739	702
Commercial real estate	64	187	932	1,061	2,738
Consumer	257	79	126	697	817
Residential	—	120	28	102	459

Total loans charged off	$615	$551	$1,105	$2,599	$4,716

Recoveries:
Commercial	$14	$51	$37	$18	$16
Commercial real estate	122	10	42	129	3
Consumer	54	39	137	77	31
Residential	36	—	—	9	4

Total recoveries	$226	$100	$216	$233	$54

Net charge-offs	$389	$451	$889	$2,366	$4,662
Provision for loan losses	282	55	540	2,289	4,807

Balance, end of period	$4,683	$4,790	$5,186	$5,535	$5,612

The following table shows the balance and percentage of the Bank’s allowance for loan losses allocated to each major category of loans:

	Allocation of Allowance for Loan Losses
	(dollars in thousands)
	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$1,195	17.64%	$1,235	15.84%	$1,015	16.17%	$987	16.93%	$892	18.36%
Commercial – real estate	1,751	49.90%	2,194	51.89%	2,631	49.86%	2,849	47.14%	2,677	46.37%
Consumer	1,073	18.74%	812	19.13%	935	20.62%	1,057	21.70%	1,486	22.31%
Residential	664	13.72%	549	13.14%	605	13.35%	642	14.23%	557	12.96%

	$4,683	100.00%	$4,790	100.00%	$5,186	100.00%	$5,535	100.00%	$5,612	100.00%

The following table provides information on the Bank’s nonperforming assets as of the dates indicated:

	Nonperforming Assets
	(dollars in thousands)
	At December 31,
	2015	2014	2013	2012	2011
Nonaccrual loans	$3,406	$3,506	$3,066	$6,346	$10,376
Foreclosed property (OREO)	1,965	956	1,451	2,112	3,253
Loans past due 90 days accruing interest	—	—	—	—	—

Total nonperforming assets	$5,371	$4,462	$4,517	$8,458	$13,629

Restructured loans – performing portion (TDR)	$646	$376	$564	$572	$783

Allowance for loan losses to period end loans	1.08%	1.20%	1.50%	1.70%	1.73%
Nonperforming assets to period end loans	1.23%	1.13%	1.33%	2.60%	4.20%
Net charge-offs (recoveries) to average loans	0.09%	0.12%	0.27%	0.74%	1.44%
Allowance for loan losses to non-performing loans	137.49%	136.62%	169.15%	87.22%	54.09%

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

Management monitors interest rate levels on a daily basis and meets in the form of the Enterprise Risk Management and Asset/Liability Committee (“ALCO”) at least quarterly or when a special situation arises (e.g., FOMC unscheduled rate change). The following reports and/or tools are used to assess the current interest rate environment and its impact on Financial’s earnings and liquidity: monthly and year-to-date net interest margin and spread calculations, monthly and year-to-date balance sheet and income statements versus budget (including quarterly interest rate shock analysis), quarterly economic value of equity analysis, a weekly survey of rates offered by other local competitive institutions, and gap analysis which matches maturities or repricing dates of interest sensitive assets to those of interest sensitive liabilities.

Financial currently subscribes to computer simulated modeling tools made available through its consultant, FinPro, Inc., to aid in asset/liability analysis. In addition to monitoring by ALCO, the board is informed of the current asset/liability position and its potential effect on earnings at least quarterly.

Other Borrowings

Financial uses borrowing in conjunction with deposits to fund lending and investing activities. Borrowings include funding of a short-term nature.

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. As discussed above, the Bank ceased offering sweep accounts to its customers and therefore no longer has short term borrowings in the form repurchase agreements. Short-term borrowings may also include federal funds purchased, which are unsecured overnight borrowings from other financial institutions, which totaled $0 and $3,189,000 as of December 31, 2015 and December 31, 2014, respectively. Unsecured federal funds lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $11,000,000, PNC Bank $6,000,000, Suntrust Bank, $3,000,000, and Zions Bank, $4,000,000. In addition, the Bank maintains a $5,000,000 reverse repurchase agreement with Suntrust whereby securities may be pledged as collateral in exchange for funds for a minimum of 30 days with a maximum of 90 days. The Bank also maintains a secured federal funds line with Community Bankers’ Bank whereby it may pledge securities as collateral with no specified minimum or maximum amount or term. The amount outstanding on the Community Bankers’ Bank unsecured fed funds line was $0 and $3,189,000 as of December 31, 2015 and 2014, respectively.

Long-term borrowings are obtained through the Federal Home Loan Bank of Atlanta (“FHLBA”). The Bank’s remaining available credit through the FHLBA is $105,493,000 as of December 31, 2015, the most recent calculation.

The following information is provided for borrowings balances, rates and maturities:

	As of and for the Year Ended December 31,
	2015	2014
Short Term:
Federal funds purchased
Balance at end of year	$—	$3,189
Maximum month-end outstanding balance	814	5,976
Average outstanding balance during the year	184	963
Average interest rate during the year	1.09%	0.93%
Average interest rate at end of year	N/A	0.96%

FHLB Borrowings:
Federal Home Loan Bank advances
Balance at end of year	$—	$12,000
Maximum month-end outstanding balance	12,000	12,000
Average outstanding balance during the year	2,269	2,082
Average interest rate during the year	1.23%	3.65%
Average interest rate at end of year	N/A	2.56%

The maximum balance on the FHLBA credit was approximately $12,000,000 for each of the years ended December 31, 2015 and December 31, 2014.

Off-Balance Sheet Arrangements

At December 31, 2015, the Bank had rate lock commitments to originate mortgage loans through its Mortgage Division amounting to approximately $5,598 and loans held for sale of $1,964. The Bank has entered into corresponding commitments with third party investors to sell each of these loans that close. No other obligation exists. As a result of these contractual relationships with these investors, the Bank is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

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

	Contract Amounts (dollars in thousands) at
	December 31,
	2015	2014
Commitments to extend credit	$90,809	$83,312
Standby letters of credit	3,097	4,252

Total	$93,906	$87,564

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

The Bank rents, under non-cancelable leases, three of its banking facilities and one mortgage production office. The Bank has liability in the form of minimum annual rental commitments under these leases as follows:

Year Ending	Amount (in thousands)
2016	$512
2017	521
2018	530
2019	316
2020	58
Thereafter	—

$1,937

Expansion Plans

Subject to regulatory approval, the Bank anticipates opening additional branches during the next two fiscal years. Although numerous factors could influence the Bank’s expansion plans, the following discussion provides a general overview of the additional branch location that the Bank currently is considering.

Developed real property:

45 South Main Street, Lexington, Virginia. In December 2015, the Bank purchased a former bank branch building located at 45 South Main Street, Lexington, Virginia. Management is in the process of determining how much additional investment in the property is necessary in order to open a bank branch/commercial loan office at this location. The Bank has not determined when it will open a branch at this location.

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

The following financial statements are filed as a part of this report:

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Balance Sheets, December 31, 2015 and December 31, 2014

Statements of Income, Years Ended December 31, 2015 and December 31, 2014

Statements of Comprehensive Income, Years Ended December 31, 2015 and December 31, 2014

Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2015 and December 31, 2014

Statements of Cash Flows, Years Ended December 31, 2015 and December 31, 2014

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

In order to ensure that Financial’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2015. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) in 2013, by the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2015.

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

/s/ Robert R. Chapman III	/s/ J. Todd Scruggs
Chief Executive Officer & President March 17, 2016	Secretary-Treasurer (Principal Financial Officer) March 17, 2016

See Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bank of the James Financial Group, Inc.

Lynchburg, Virginia

We have audited the accompanying consolidated balance sheets of Bank of the James Financial Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of the James Financial Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 17, 2016

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2015	2014
Assets

Cash and due from banks	$15,952	$12,743
Federal funds sold	12,703	—

Total cash and cash equivalents	28,655	12,743

Securities held-to-maturity (fair value of $2,649 in 2015 and $2,699 in 2014)	2,519	2,528
Securities available-for-sale, at fair value	35,996	24,395
Restricted stock, at cost	1,313	1,739

Loans, net of allowance for loan losses of $4,683 in 2015 and $4,790 in 2014	430,445	394,573
Loans held for sale	1,964	1,030
Premises and equipment, net	10,007	9,262
Interest receivable	1,248	1,246
Cash value - bank owned life insurance	9,781	9,512
Other real estate owned, net of valuation allowance	1,965	956
Income taxes receivable	1,096	945
Deferred tax asset, net	1,399	1,221
Other assets	755	715

Total assets	$527,143	$460,865

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$91,325	$74,682
NOW, money market and savings	232,864	227,761
Time	143,421	97,054

Total deposits	467,610	399,497

Federal funds purchased	—	3,189
FHLB borrowings	—	12,000
Capital notes	10,000	10,000
Interest payable	61	58
Other liabilities	1,276	1,345

Total liabilities	$478,947	$426,089

Commitments and Contingencies
Stockholders’ equity

Preferred stock; authorized 1,000,000 shares; none issued and outstanding as of December 31, 2015 and December 31, 2014	$—	$—

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2015	2014
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,378,436 as of December 31, 2015 and 3,371,616 as of December 31, 2014	9,370	7,215
Additional paid-in-capital	31,495	22,919
Retained earnings	7,920	5,031
Accumulated other comprehensive (loss)	(589)	(389)

Total stockholders’ equity	$48,196	$34,776

Total liabilities and stockholders’ equity	$527,143	$460,865

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	For the Year Ended
	December 31,
	2015	2014
Interest Income
Loans	$19,377	$17,511
Securities

US Government and agency obligations	570	658
Mortgage backed securities	95	82
Municipals - taxable	108	244
Municipals - tax exempt	42	111
Dividends	67	63
Other (Corporates)	11	43
Interest bearing deposits	14	—
Federal Funds sold	18	17

Total interest income	20,302	18,729

Interest Expense
Deposits
NOW, money market savings	509	486
Time Deposits	1,552	1,152
Federal Funds purchased	2	9
FHLB borrowings	28	76
Reverse repurchase agreements	—	2
Capital notes	600	600

Total interest expense	2,691	2,325

Net interest income	17,611	16,404

Provision for loan losses	282	55

Net interest income after provision for loan losses	17,329	16,349

Noninterest income
Gain on sales of loans held for sale	2,278	1,716

Service charges, fees and commissions	1,390	1,352

Increase in cash value of life insurance	269	282
Other	207	94

Gain on sales of available-for-sale securities, net	49	143

Total noninterest income	4,193	3,587

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	For the Year Ended
	December 31,
	2015	2014
Noninterest expenses
Salaries and employee benefits	8,727	7,940
Occupancy	1,204	1,214
Equipment	1,275	1,234
Supplies	419	387

Professional, data processing, and other outside expense	2,218	2,241
Marketing	465	472
Credit expense	301	220
Other real estate expenses	122	206
FDIC insurance expense	331	262
Other	1,003	812
Amortization of tax credit investment	114	247

Total noninterest expenses	16,179	15,235

Income before income taxes	5,343	4,701

Income tax expense	1,651	1,288

Net Income	$3,692	$3,413

Weighted average shares outstanding - basic	3,451,409	3,365,410

Weighted average shares outstanding - diluted	3,451,409	3,365,410

Earnings per common share - basic	$1.07	$1.01

Earnings per common share - diluted	$1.07	$1.01

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	For the Year Ended December 31,
	2015	2014
Net Income	$3,692	$3,413

Other comprehensive income (loss)
Unrealized gains (losses) on securities available-for-sale	(255)	3,220
Tax effect	87	(1,094)
Reclassification adjustment for gains included in net income (1)	(49)	(143)
Tax effect (2)	17	49

Other comprehensive income (loss), net of tax	(200)	2,032

Comprehensive income	$3,492	$5,445

(1)	Gains are included in “gain on sale of available-for-sale securities, net” on the consolidated statements of income.
(2)	The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands except per share amounts)

					Accumulated
			Additional		Other
	Total Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2013	3,364,874	$7,201	$22,868	$2,124	$(2,421)	$29,772

Net Income	—	—	—	3,413	—	3,413

Dividends paid on common stock ($0.15 per share)	—	—	—	(506)	—	(506)

Exercise of stock options	6,742	14	51	—	—	65

Other comprehensive income	—	—	—	—	2,032	2,032

Balance at December 31, 2014	3,371,616	$7,215	$22,919	$5,031	$(389)	$34,776

Net Income	—	—	—	3,692	—	3,692

Dividends paid on common stock ($0.22 per share)	—	—	—	(803)	—	(803)

Net proceeds from issuance of common stock	1,000,000	2,140	8,513	—	—	10,653

Exercise of stock options	6,820	15	63	—	—	78

Other comprehensive loss	—	—	—	—	(200)	(200)

Balance at December 31, 2015	4,378,436	$9,370	$31,495	$7,920	$(589)	$48,196

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2015	2014
Cash flows from operating activities
Net Income	$3,692	$3,413

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	767	756
Net amortization and accretion of premiums and discounts on securities	110	237
(Gain) on sales of available-for-sale securities	(49)	(143)
(Gain) on sales of loans held for sale	(2,278)	(1,716)
Provision for loan losses	282	55
Loss on sale of other real estate owned	6	21
(Benefit) expense for deferred income taxes	(74)	362
Amortization of tax credit investment	114	247
(Increase) in cash value of life insurance	(269)	(282)
(Increase) decrease in interest receivable	(2)	114
(Increase) decrease in other assets	(154)	114
(Increase) in income taxes receivable	(151)	(497)
Increase (decrease) in interest payable	3	(7)
(Decrease) increase in other liabilities	(69)	177
Proceeds from sales of loans held for sale	79,893	65,152
Origination of loans held for sale	(78,549)	(62,545)
Writedown on other real estate owned	75	167

Net cash provided by operating activities	$3,347	$5,625

Cash flows from investing activities
Proceeds from maturities and calls of securities held-to-maturity	$—	$1,000
Purchases of securities available-for-sale	(27,019)	(3,140)
Proceeds from maturities, calls and paydowns of securities available-for-sale	1,622	120
Proceeds from sale of securities available-for-sale	13,440	27,708
Redemption (purchase) of Federal Home Loan Bank stock	426	(311)
Proceeds from sale of other real estate owned	360	474
Origination of loans, net of principal collected	(37,579)	(54,801)
Capital improvements to other real estate owned	(25)	—
Purchases of premises and equipment	(1,512)	(1,342)

Net cash (used in) investing activities	$(50,287)	$(30,292)

Cash flows from financing activities
Net increase in deposits	$68,113	$12,099
Net (decrease) in federal funds purchased	(3,189)	(919)
Net (decrease) increase in Federal Home Loan Bank advances	(12,000)	10,000
Dividends paid to common stockholders	(803)	(506)
Proceeds from sale of 1,000,000 shares of common equity	10,653	—
Proceeds from exercise of stock options	78	65

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2015	2014
Net cash provided by financing activities	$62,852	$20,739

Increase (decrease) in cash and cash equivalents	15,912	(3,928)
Cash and cash equivalents at beginning of period	$12,743	$16,671

Cash and cash equivalents at end of period	$28,655	$12,743

Non cash transactions
Transfer of loans to other real estate owned	$1,425	$473
Loans made to finance the sale of other real estate owned	—	306
Fair value adjustment for securities	(304)	3,077

Cash transactions
Cash paid for interest	$2,688	$2,332
Cash paid for taxes	1,875	1,425

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

Bank of the James was incorporated on October 23, 1998, and began banking operations on July 22, 1999. The Bank is a Virginia chartered bank and is engaged in lending and deposit gathering activities in Region 2000 and other markets in Central Virginia. It operates under the laws of Virginia and the Rules and Regulations of the Federal Reserve System and the Federal Deposit Insurance Corporation. The Bank’s locations consist of five branches (one of which is a limited service branch) in Lynchburg, Virginia, one in Forest, Virginia which includes the Mortgage Division, one in Madison Heights, Virginia, one in the Town of Amherst, Virginia, one in the City of Bedford, Virginia, and one in the Town of Altavista, Virginia. The Bank also operates a commercial and mortgage loan production office in Roanoke, Virginia, two limited service branches and a loan production office in Charlottesville, Virginia, and a full service branch in Harrisonburg, Virginia.

Note 2 - Summary of significant accounting policies

Consolidation

The consolidated financial statements include the accounts of Bank of the James Financial Group, Inc. and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation and use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and valuation of other real estate owned.

Cash and cash equivalents

Cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within ninety days. Generally, federal funds are purchased and sold for one-day periods.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

December 31, 2015 and 2014

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market are sold, servicing released, and carried at the lower of cost or fair value, which is determined in the aggregate based on sales commitments to permanent investors or on current market rates for loans of similar quality and type. In addition, the Company requires a firm purchase commitment from a permanent investor before a loan can be closed, thus limiting interest rate risk. The amount of interest rate lock commitments is currently an immaterial amount.

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

December 31, 2015 and 2014

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

Management considers the following four components when calculating its loan loss reserve requirement:

•	In accordance with current accounting rules (ASC 310) and the Bank’s impairment methodology, the Bank performs an individual impairment analysis on all loans having a principal balance greater than $100,000 (unless related to another classified relationship or a TDR) with a risk rating of substandard, doubtful, and loss (our internal risk ratings of 7 through 9). The Bank also performs individual loan analysis and assesses potential future losses associated with those relationships risk rated as special mention (our internal risk rating of 6).

•	In accordance with current accounting rules (ASC 450), the Bank examines historical charge-off data by segment in order to determine a portion of the reserve related to homogeneous pools. The Bank updates its historical charge-off data quarterly and adjusts the reserve accordingly.

•	The Bank applies various risk factors, including, for example, levels of trends in delinquencies, current and expected economic conditions, and levels of and trends in recoveries of prior charge-offs.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

Troubled debt restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loans reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. In cases where borrowers are granted new terms that generally (although not required to be considered a TDR) provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Bank had $646 and $376 classified as TDRs as of December 31, 2015 and 2014, respectively.

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

Other real estate owned

Other real estate owned consists of properties acquired through foreclosure or deed in lieu of foreclosure. These properties are carried at fair value less estimated costs to sell at the date of foreclosure. Losses from the acquisition of property in full or partial satisfaction of loans are charged against the allowance for loan losses. Subsequent write-downs, if any, are charged against expense. Gains and losses on the sales of foreclosed properties are included in determining net income in the year of the sale. Operating costs after acquisition are expensed.

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

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 2 - Summary of significant accounting policies (continued)

or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absences of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Operating Segments

While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Retirement Plans

Employee 401(k) and profit sharing expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income. At December 31, 2015 and 2014, there were no liabilities recorded for unrecognized tax benefits.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 2 - Summary of significant accounting policies (continued)

Stock options

Current accounting guidance requires the costs resulting from all share-based payments to employees be recognized in the financial statements. Stock-based compensation is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value, and recognized over the option’s vesting period. As of December 31, 2015, all compensation expense related to the Company’s option plan had been recognized. The Company’s ability to grant additional option shares under the 1999 Plan has expired.

There were no options granted in 2015 or 2014.

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

Reclassification

Management has made certain immaterial reclassifications to conform to the 2015 presentation.

Comprehensive income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains (losses) on available-for-sale securities.

Marketing

The Company expenses advertising costs as incurred. Advertising expenses were $466 and $472 for 2015 and 2014, respectively.

Note 3 - Restrictions on cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were approximately $5,562 and $4,987 for the weeks including December 31, 2015 and 2014, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 4 - Securities

A summary of the amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$2,519	$130	$—	$2,649

Available-for-sale
U.S. agency obligations	$19,606	$3	$(799)	$18,810
Mortgage-backed securities	10,778	4	(135)	10,647
Municipals	4,984	84	(34)	5,034
Corporates	1,521	—	(16)	1,505

	$36,889	$91	$(984)	$35,996

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$2,528	$171	$—	$2,699

Available-for-sale
U.S. agency obligations	$14,090	$—	$(592)	$13,498
Mortgage-backed securities	2,042	—	(60)	1,982
Municipals	7,832	114	(47)	7,899
Corporates	1,020	—	(4)	1,016

	$24,984	$114	$(703)	$24,395

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 4 – Securities (continued)

Temporarily Impaired Securities

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015 and 2014:

December 31, 2015	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. agency obligations	$7,160	$353	$10,650	$446	$17,810	$799
Mortgage-backed securities	6,726	77	1,979	58	8,705	135
Corporates	1,505	16	—	—	1,505	16
Municipals	2,341	25	503	9	2,844	34

Total temporarily impaired securities	$17,732	$471	$13,132	$513	$30,864	$984

December 31, 2014	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. agency obligations	$999	$1	$11,502	$591	$12,501	$592
Mortgage-backed securities	—	—	1,982	60	1,982	60
Corporates	—	—	1,016	4	1,016	4
Municipals	771	9	3,192	38	3,963	47

Total temporarily impaired securities	$1,770	$10	$17,692	$693	$19,462	$703

U.S. agency obligations. The unrealized losses on the 16 investments in U.S. agency obligations at December 31, 2015 were caused by an increase in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2015. Each of these 16 investments carries an S&P investment grade rating of AA.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 4 – Securities (continued)

Mortgage-backed securities. The unrealized loss on the four investments in U.S. government agency mortgage-backed securities at December 31, 2015 was caused by an increase in interest rates. The contractual terms of those investments does not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2015. Each of these four investments carries an S&P investment grade rating of AA.

Municipals. The unrealized losses on the six investments in municipal obligations at December 31, 2015 were caused by an increase in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2015. Each of these six investments carries an S&P investment grade rating of AA or above.

Corporates. The unrealized losses on the three investments in domestic corporate issued securities at December 31, 2015 were caused by an increase in interest rates. The contractual terms of those investments does not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2015. Each of these three investments carries an S&P investment grade rating of AA.

The amortized costs and fair values of securities at December 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Values	Cost	Values
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	2,519	2,649	479	496
Due after five years through ten years	—	—	13,171	12,853
Due after ten years	—	—	23,239	22,647

	$2,519	$2,649	$36,889	$35,996

The Bank received $13,440 in proceeds from sales of securities available-for-sale in 2015. Gross realized gains amounted to $52 and gross realized losses amounted to $3. The Bank received $27,708 in proceeds from sales of securities available-for-sale in 2014. Gross realized gains amounted to $160 and gross realized losses amounted to $17.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 4 – Securities (continued)

The amortized costs of securities pledged as collateral for public deposits and other short term borrowings were approximately $11,795 and $11,828 (fair value of $11,706 and $11,828) at December 31, 2015 and 2014, respectively.

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

December 31, 2015 and 2014

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

December 31, 2015 and 2014

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

December 31, 2015 and 2014

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

A summary of loans, net is as follows:

	December 31,
	2015	2014
Commercial	$76,773	$63,259
Commercial real estate	217,125	207,262
Consumer	81,531	76,380
Residential	59,699	52,462

Total loans (1)	435,128	399,363

Less allowance for loan losses	4,683	4,790

Net loans	$430,445	$394,573

(1)	Includes net deferred loan costs of $263 and $330, respectively.

The amount of overdrafts reclassified as loans was $17 and $12 as of December 31, 2015 and 2014, respectively.

The Company’s officers, directors and their related interests have various types of loan relationships with the Bank. The total outstanding balances of these related party loans at December 31, 2015 and 2014 were $16,068 and $17,339 respectively. During 2015, new loans and advances amounted to $2,252 and repayments amounted to $3,523. It should be noted that the beginning balance as of December 31, 2014 was adjusted upward to account for the existing loan relationships maintained by the related interests of a new director appointed during 2015.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 5 - Loans and allowance for loan losses (continued)

The following tables set forth information regarding impaired and non-accrual loans as of December 31, 2015 and 2014:

Loans on Non-Accrual Status

	As of December 31,
	2015	2014
Commercial	$483	$1,965
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	799	212
Commercial Mortgages-Non-Owner Occupied	514	70
Commercial Construction	367	460
Consumer
Consumer Unsecured	31	—
Consumer Secured	269	20
Residential:
Residential Mortgages	695	689
Residential Consumer Construction	248	90

Totals	$3,406	$3,506

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 5 - Loans and allowance for loan losses (continued)

	Impaired Loans
	As of and for the Year Ended December 31, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2015	Investment	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded:
Commercial	$—	$—	$—	$1,009	$—
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,082	3,100	—	2,959	174
Commercial Mortgage Non-Owner Occupied	177	177	—	628	12
Commercial Construction	27	514	—	244	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	20	20	—	21	1
Residential
Residential Mortgages	1,997	2,027	—	1,466	86
Residential Consumer Construction	171	176	—	86	4

With an Allowance Recorded:
Commercial	$1,180	$1,256	$6100	$1,293	$38
Commercial Real Estate
Commercial Mortgages-Owner Occupied	877	883	163	865	35
Commercial Mortgage Non-Owner Occupied	672	738	175	399	38
Commercial Construction	340	700	75	170	—
Consumer
Consumer Unsecured	31	32	31	16	1
Consumer Secured	190	193	153	155	10
Residential
Residential Mortgages	650	800	87	740	42
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$1,180	$1,256	$610	$2,302	$38
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,959	3,983	163	3,824	209
Commercial Mortgage Non-Owner Occupied	849	915	175	1,027	50
Commercial Construction	367	1,214	75	414	—
Consumer
Consumer Unsecured	31	32	31	16	1
Consumer Secured	210	213	153	176	11
Residential
Residential Mortgages	2,647	2,827	87	2,206	128
Residential Consumer Construction	171	176	—	86	4

	$9,414	$10,616	$1,294	$10,051	$441

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

December 31, 2015 and 2014

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

Portfolio Segment:	Calculated Provision Based on Current Methodology	Calculated Provision Based on Prior Methodology	Difference
Commercial	$334	$234	$100
Commercial Real Estate	(260)	(1,006)	746
Consumer	(83)	(259)	176
Residential	64	41	23

Total	$55	$(990)	$1,045

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 5 - Loans and allowance for loan losses (continued)

The following tables set forth the allowance for loan losses activity for the years ended December 31, 2015 and 2014:

	Allowance for Loan Losses and Recorded Investment in Loans For the Year Ended December 31, 2015
		Commercial
2015	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:

Beginning Balance	$1,235	$2,194	$812	$549	$4,790
Charge-offs	(294)	(64)	(257)	—	(615)
Recoveries	14	122	54	36	226
Provision	240	(501)	464	79	282

Ending Balance	$1,195	$1,751	$1,073	$664	$4,683

Ending Balance: Individually evaluated for impairment	$610	$413	$184	$87	$1,294

Ending Balance: Collectively evaluated for impairment	585	1,338	889	577	3,389

Totals:	$1,195	$1,751	$1,073	$664	$4,683

Loans:

Ending Balance: Individually evaluated for impairment	$1,180	$5,175	$241	$2,818	$9,414

Ending Balance: Collectively evaluated for impairment	75,593	211,950	81,290	56,881	425,714

Totals:	$76,773	$217,125	$81,531	$59,699	$435,128

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 5 - Loans and allowance for loan losses (continued)

	Allowance for Loan Losses and Recorded Investment in Loans For the Year Ended December 31, 2014
		Commercial
2014	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:

Beginning Balance	$1,015	$2,631	$935	$605	$5,186
Charge-offs	(165)	(187)	(79)	(120)	(551)
Recoveries	51	10	39	—	100
Provision	334	(260)	(83)	64	55

Ending Balance	$1,235	$2,194	$812	$549	$4,790

Ending Balance: Individually evaluated for impairment	$713	$95	$119	$131	$1,058

Ending Balance: Collectively evaluated for impairment	522	2,099	693	418	3,732

Totals:	$1,235	$2,194	$812	$549	$4,790

Loans:

Ending Balance: Individually evaluated for impairment	$3,423	$5,351	$140	$1,763	$10,677

Ending Balance: Collectively evaluated for impairment	59,386	201,911	76,240	50,699	388,686

Totals:	$63,259	$207,262	$76,380	$52,462	$399,363

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 5 - Loans and allowance for loan losses (continued)

Age Analysis of Past Due Loans as of December 31, 2015
2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$—	$244	$483	$727	$76,046	$76,773	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	425	571	426	1,422	75,549	76,971	—
Commercial Mortgages-Non-Owner Occupied	189	90	438	717	126,138	126,855	—

Commercial Construction	—	—	367	367	12,932	13,299	—

Consumer:

Consumer Unsecured	2	—	31	33	6,828	6,861	—

Consumer Secured	198	68	128	394	74,276	74,670	—

Residential:

Residential Mortgages	512	468	543	1,523	48,490	50,013	—
Residential Consumer Construction	—	—	248	248	9,438	9,686	—

Total	$1,326	$1,441	$2,664	$5,431	$429,697	$435,128	$—

Age Analysis of Past Due Loans as of December 31, 2014
2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$21	$80	$1,965	$2,066	$61,193	$63,259	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	192	—	212	404	77,304	77,708	—
Commercial Mortgages-Non-Owner Occupied	86	—	70	156	119,019	119,175	—

Commercial Construction	—	—	460	460	9,919	10,379	—

Consumer:

Consumer Unsecured	11	—	—	11	5,749	5,760	—

Consumer Secured	15	—	—	15	70,605	70,620	—

Residential:

Residential Mortgages	626	48	525	1,199	43,745	44,944	—
Residential Consumer Construction	29	—	—	29	7,489	7,518	—

Total	$980	$128	$3,232	$4,340	$395,023	$399,363	$—

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 5 - Loans and allowance for loan losses (continued)

	Credit Quality Information - by Class
	December 31, 2015
2015	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$73,831	$290	$1,457	$1,195	$—	$76,773

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	68,813	1,353	2,801	4,004	—	76,971

Commercial Mortgages-Non-Owner Occupied	120,462	1,558	3,895	940	—	126,855

Commercial Construction	12,932	—	—	367	—	13,299

Consumer

Consumer Unsecured	6,830	—	—	31	—	6,861

Consumer Secured	73,825	276	50	519	—	74,670

Residential:

Residential Mortgages	47,180	—	—	2,833	—	50,013

Residential Consumer Construction	9,438	—	—	248	—	9,686

Totals	$413,311	$3,477	$8,203	$10,137	$—	$435,128

	Credit Quality Information - by Class
	December 31, 2014
2014	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$58,745	$725	$224	$3,565	$—	$63,259

Commercial Real Estate:

Commercial Mortgages-Owner Occupied	71,087	1,718	1,216	3,687	—	77,708

Commercial Mortgages-Non-Owner Occupied	112,560	1,586	3,971	1,058	—	119,175

Commercial Construction	9,919	—	—	460	—	10,379

Consumer

Consumer Unsecured	5,673	—	—	87	—	5,760

Consumer Secured	69,527	554	136	403	—	70,620

Residential:

Residential Mortgages	41,578	1,258	120	1,988	—	44,944

Residential Consumer Construction	7,428	—	—	90	—	7,518

Totals	$376,517	$5,841	$5,667	$11,338	$—	$399,363

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 5 - Loans and allowance for loan losses (continued)

Troubled Debt Restructurings (TDRs)

The following tables describe the loan modifications classified as TDRs during the twelve months ended December 31, 2015:

For the Twelve Months Ended December 31, 2015 (dollars in thousands)
Troubled Debt Restructurings During the Period	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	1	$21	$21
Commercial Real Estate	2	$456	$456

There were no loan modifications that would have been classified as Troubled Debt Restructurings (TDR) during the twelve months ended December 31, 2014.

The loans noted in the table above were modified during the periods to extend maturity only. These loans are factored into the determination of the allowance for loan losses as of the period indicated and are included in the Bank’s impaired loan analysis and individually evaluated for impairment.

At December 31, 2015 and December 31, 2014, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

There were no loan modifications classified as TDRs within the last twelve months that defaulted (90 days past due) during the twelve months ended December 31, 2015 and 2014.

Note 6 - Other real estate owned

At December 31, 2015 and 2014, OREO was $1,965 and $956 respectively. OREO is primarily comprised of residential properties and non-residential properties associated with commercial relationships, and are located in Virginia. As of December 31,2015, the Company held $0 of residential real estate loans in other real estate owned. As of December 31, 2015, there was $0 of consumer mortgage loans secured by residential real estate for which form foreclosure proceeding were in process. The following table represents the changes in OREO balance in 2015 and 2014.

OREO Changes
	Year Ended December 31,
	2015	2014
Balance at the beginning of the year (net)	$956	$1,451
Transfers from Loans	1,425	473
Capitalized costs	25	—
Write-downs to OREO expense	(75)	(167)
Sales	(360)	(780)
(Loss) on sales	(6)	(21)

Balance at the end of the year (net)	$1,965	$956

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 6 - Other real estate owned (continued)

The following table sets forth the OREO expenses in 2015 and 2014.

OREO Expense
	Year Ended December 31,
	2015	2014
Loss on sales	$6	$21
Write-downs	75	167
Expenses	41	18

Total	$122	$206

Note 7 – Premises and equipment

Premises and equipment at December 31, 2015 and 2014 are summarized as follows:

	December 31,
	2015	2014
Land	$3,014	$3,014
Building and improvements	6,142	5,261
Construction in progress	877	877
Furniture and equipment	5,951	5,477
Leasehold improvements	1,611	1,579
Software	2,106	1,981

	19,701	18,189
Less accumulated depreciation	9,694	8,927

Net premises and equipment	$10,007	$9,262

Total depreciation and amortization expense related to premises and equipment for the years ended December 31, 2015 and 2014 was $767 and $756, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 8 - Deposits

A summary of deposit accounts is as follows:

	December 31,
	2015	2014
Demand
Noninterest bearing	$91,325	$74,682
Interest bearing	117,934	104,786
Savings	114,930	122,975
Time, $250,000 or more	25,190	8,785
Other time	118,231	88,269

	$467,610	$399,497

At December 31, 2015, maturities of time deposits are scheduled as follows:

Year Ending December 31,	Amount
2016	$63,960
2017	25,954
2018	33,377
2019	10,187
2020	9,943

$143,421

The Bank held deposits from the Company’s officers, directors and their related interests of $7,326 and $2,241 at December 31, 2015 and 2014, respectively.

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

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 9 – Business Segments (continued)

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for years ended December 31, 2015 and 2014 was as follows:

Business Segments

	Community
	Banking	Mortgage	Total
For the year ended December 31, 2015
Net interest income	$17,611	$—	$17,611
Provision for loan losses	282	—	282

Net interest income after provision for loan losses	17,329	—	17,329
Noninterest income	1,866	2,327	4,193
Noninterest expenses	14,401	1,778	16,179

Income before income taxes	4,794	549	5,343
Income tax expense	1,464	187	1,651

Net income	$3,330	$362	$3,692

Total assets	$525,077	$2,066	$527,143

For the year ended December 31, 2014
Net interest income	$16,404	$—	$16,404
Provision for loan losses	55	—	55

Net interest income after provision for loan losses	16,349	—	16,349
Noninterest income	1,857	1,730	3,587
Noninterest expenses	13,811	1,424	15,235

Income before income taxes	4,395	306	4,701
Income tax expense	1,184	104	1,288

Net income	$3,211	$202	$3,413

Total assets	$459,804	$1,061	$460,865

Note 10 – Capital notes

During the third quarter of 2012, Financial closed the private placement of unregistered debt securities (the “2012 Offering”) pursuant to which Financial issued $10 million in principal of notes (the “2012 Notes). The 2012 Notes bore interest at the rate of 6% per year with interest payable quarterly in arrears. The 2012 Notes were scheduled to mature on April 1, 2017, but were subject to prepayment in whole or in part on or after April 1, 2013 at Financial’s sole discretion on 30 days written notice to the holders. The notes were called on December 3, 2015 and paid in full on January 5, 2016.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 11 – Other borrowings

Other borrowings consist of the following at December 31, 2015 and 2014:

	As of December 31,
	2015	2014
Short Term:
Federal funds purchased
Balance at end of year	$—	$3,189
Maximum month-end outstanding balance	814	5,976
Average outstanding balance during the year	184	963
Average interest rate during the year	1.09%	0.93%
Average interest rate at end of year	N/A	0.96%

FHLB Borrowings:
Federal Home Loan Bank advances
Balance at end of year	$—	$12,000
Maximum month-end outstanding balance	12,000	12,000
Average outstanding balance during the year	2,269	2,082
Average interest rate during the year	1.23%	3.65%
Average interest rate at end of year	N/A	2.56%

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

The Bank is also a member of the Federal Home Loan Bank of Atlanta (“FHLBA”). The Bank’s available credit through the FHLBA is $105,493 as of December 31, 2015, the most recent calculation. The Bank must pledge collateral in order to access the FHLBA available credit. Currently the Bank has pledged to FHLBA approximately $30,000 in 1-4 family residential mortgages which would allow the Bank to access up to this amount without any additional collateral.

As of December 31, 2015, there are no outstanding balances on any of the credit facilities mentioned above.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 12 - Income taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2012.

Income tax expense attributable to income before income tax expense is summarized as follows:

	December 31,
	2015	2014
Current federal income tax expense	$1,725	$926
Deferred federal income tax (benefit) expense	(74)	362

Income tax expense	$1,651	$1,288

Income tax expense differed from amounts computed by applying the U.S. Federal income tax rate of 34% to income before income tax expense as a result of the following:

	2015	2014
Computed “expected” income tax expense	$1,817	$1,599
Increase (reduction) in income tax resulting from:
Non-taxable income	(106)	(134)
Non-deductible expenses	38	27
Tax credit investments	(98)	(204)

Income tax expense	$1,651	$1,288

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

	2015	2014
Deferred tax assets
Allowance for loan losses	$881	$785
Unrealized loss on available-for-sale securities	305	201
OREO	124	169
Non-accrual interest	432	484
Other	64	—

Gross deferred tax assets	1,806	1,639

Deferred tax liabilities
Depreciation	204	208
Other	203	210

Gross deferred tax liabilities	407	418

Net deferred tax asset	$1,399	$1,221

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(dollars in thousands, except per share data)

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

The basic and diluted earnings per share calculations are as follows:

	2015	2014
Numerator:
Net income available to stockholders	$3,692	$3,413

Basic EPS weighted average shares outstanding	3,451,409	3,365,410
Effect of dilutive securities:
Incremental shares attributable to stock options	—	—

Diluted EPS weighted-average shares outstanding	3,451,409	3,365,410

Basic earnings per common share	$1.07	$1.01

Diluted earnings per common share	$1.07	$1.01

At December 31, 2015, 636 option shares were excluded from the 2015 earnings per share calculation because their effects were anti-dilutive. At December 31, 2014, 69,372 option shares were excluded from the 2014 earnings per share calculation because their effects were anti-dilutive.

Note 14 – Retirement plans

Defined contribution benefit plan. The Company adopted a 401(k) defined contribution plan on October 1, 2000, which is administered by the Virginia Bankers’ Association. Participants have the right to contribute up to a maximum of 19% of pretax annual compensation or the maximum allowed under Section 401(g) of the Internal Revenue Code, whichever is less. The Company contributed $217 and $148 to the plan on behalf of the employees for the years ended December 31, 2015 and 2014, respectively.

Supplemental Executive Retirement Plan. A Supplemental Executive Retirement Plan (SERP) was established to provide participating executives (as determined by the Company’s Board of Directors) with benefits that cannot be provided under the 401(k) as a result of limitations imposed by the Internal Revenue Code. The SERP will also provide benefits to eligible employees or their survivors, as applicable, if they die, retire, or are terminated under certain circumstances. SERP expense totaled $187 and $207 for the years ended December 31, 2015 and 2014, respectively.

The Company funds the plan through a modified endowment contract. Income recorded for the plan represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of December 31, 2015 and 2014, the life insurance policies had cash surrender values of approximately $9,781 and $9,512, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 15 – Stock option plan

On October 21, 1999, the Board of Directors adopted the “1999 Stock Option Plan” for officers and employees. The ability to grant shares under the 1999 Stock Option Plan expired on October 21, 2009. The plan expired with 25,832 shares not granted.

Stock option plan activity for the year ended December 31, 2015 is summarized below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (in years)	Value
Options outstanding, January 1, 2015	69,372	$11.44

Granted	—	—

Exercised	(6,820)	11.45

Forfeited	(61,916)	11.42

Options outstanding, December 31, 2015	636	12.79	2.42	$—

Options exercisable, December 31, 2015	636	$12.79	2.42	$—

The intrinsic value of options exercised during 2015 and 2014 respectively was $10 and $5. The intrinsic value represents the amount by which the current market value of the underlying stock exceeds the exercise price. This amount changes based on changes in the market value of the Company’s common stock. There is no additional unrecognized compensation expense related to option awards associated with the 1999 Stock Option Plan.

The following is summarized information concerning currently outstanding and exercisable options as adjusted for all stock dividends previously declared and paid:

Options Outstanding and Exercisable
Exercise		Remaining	Weighted Average
Price ($)	Number of Options	Contractual Life	Exercise Price ($)
12.79	636	2.42 years	12.79

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

In October, 2014, Financial’s board of directors authorized a share repurchase program that authorized Financial to buy back up to 100,000 shares of common stock on such terms and conditions as the Company deems favorable. The plan expired in October, 2015 and no shares were repurchased under the plan.

On December 3, 2015, Financial closed a private placement of common stock pursuant to which it received gross proceeds of $11,520,000 by selling an aggregate of 1,000,000 shares of Financials’ Common Stock at a price of $11.52 per share, as part of a private placement (the “Common Stock Private Placement”). Financial used $10,000,000 of the proceeds from the Common Stock Private Placement to prepay in full the 2012 Notes.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2015 that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual regulatory capital amounts and ratios for December 31, 2015 and 2014 are also presented in the table below.

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

Effective January 1, 2015, the final rules required Financial and the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the previous requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the previous requirement); and (iv) a leverage ratio of 4.0% of

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 17 - Regulatory matters (continued)

total assets. These are the initial capital requirements, which will be phased in over a five-year period. When fully phased in on January 1, 2019, the rules will require Financial and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

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

With respect to the Bank, the rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the previous 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized.

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

As of December 31, 2015, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 17 - Regulatory matters (continued)

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, CET1, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The capital ratios for the Bank for 2015 and 2014 are set forth in the following table:

	December 31, 2015
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)	$52,461	11.76%	$35,696	> 8.00%	$44,620	> 10.00%
Tier I capital
(to risk-weighted assets)	$47,778	10.71%	$26,772	> 6.00%	$35,696	> 8.00%
Common Equity Tier 1 capital
(to risk-weighted assets)	$47,778	10.71%	$20,079	>4.50%	$29,003	>6.50%
Tier I capital (leverage)
(to average assets)	$47,778	9.22%	$20,724	> 4.00%	$25,905	> 5.00%

	December 31, 2014
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)	$48,165	13.04%	$29,548	> 8.00%	$36,935	> 10.00%
Tier I capital
(to risk-weighted assets)	$43,546	11.79%	$14,774	> 4.00%	$22,161	> 6.00%
Tier I capital (leverage)
(to average assets)	$43,546	9.63%	$18,091	> 4.00%	$22,614	> 5.00%

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $1,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis would no longer be comparable to the capital ratios of the Bank because the proceeds of the private placement do not qualify as equity capital on a consolidated basis.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 18 – Contingent liabilities

The Bank rents, under non-cancelable leases, four of its banking facilities, one mortgage production office, and one commercial loan production office. The original lease for 615 Church Street expired on July 31, 2009. On August 1, 2009, the Bank elected to enter into a new 10 year lease for this property. The Bank has 3.5 years remaining on this lease.

The Bank entered into a lease agreement for 828 Main Street with Jamesview Investments, LLC of which a Board member is a 100% owner. The initial term of the lease is 10 years with two five year renewal options for a total of 20 years. The Bank has 8.5 years remaining on this lease including option periods. The total expense to be incurred by the Bank over the entire course of the lease, including options to extend, is estimated to be $4,277.

In December 2005, the Bank entered into a lease agreement for 4935 Boonsboro Road. The initial term of the lease was 5 years with two five year renewal options for a total of 15 years. The Bank has 5 years remaining on this lease and no remaining option periods.

In September 2013, the Bank entered into a lease agreement for 1430 Rolkin Court in Charlottesville, VA. Lease payments did not begin on the property until the upfit was completed on January 1, 2014. The initial term of the lease is 5 years with one five year renewal option for a total of 10 years. The Bank has 8 years remaining on this lease including the one option period.

Rental expenses under operating leases were $528 and $542 for the years ended December 31, 2015 and 2014, respectively.

The current minimum annual rental commitments under the non-cancelable leases in effect at December 31, 2015 are as follows:

Year Ending	Amount
2016	$512
2017	521
2018	530
2019	316
2020	58
Thereafter	—

$1,937

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

At December 31, 2015, the Bank had rate lock commitments to originate mortgage loans through its Mortgage Division amounting to approximately $5,598 and loans held for sale of $1,964. The Bank has entered into corresponding commitments with third party investors to sell each of these loans that close. No other obligation exists. As a result of these contractual relationships with these investors, the Bank is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

Financial instruments whose contract amounts represent credit risk are as follows:

	Contract Amounts at
	December 31,
	2015	2014
Commitments to extend credit	$90,809	$83,312

Standby letters of credit	$3,097	$4,252

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

December 31, 2015 and 2014

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

The Bank maintains a significant portion of its cash balances with one financial institution. Uninsured cash balances as of December 31, 2015 were approximately $3,058 which consisted of the total balances in two accounts at the Federal Home Loan Bank of Atlanta (FHLBA) and the balance (net of $250 FDIC coverage) held in one account at Community Bankers’ Bank, one account at Suntrust, and one account at Zions Bank. Uninsured cash balances as of December 31, 2014 were approximately $2,463 which consisted of the total balances in two accounts at FHLBA and the balance net of FDIC held in one account at Community Bankers’ Bank.

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

December 31, 2015 and 2014

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 21 – Fair value measurements (continued)

		Carrying Value at December 31, 2015
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. agency obligations	$18,810	$—	$18,810	$—
Mortgage-backed securities	10,647	—	10,647	—
Municipals	5,034	—	5,034	—
Corporates	1,505	—	1,505	—

Total available-for-sale securities	$35,996	$—	$35,996	$—

		Carrying Value at December 31, 2014
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. agency obligations	$13,498	$—	$13,498	$—
Mortgage-backed securities	1,982	—	1,982	—
Municipals	7,899	—	7,899	—
Corporates	1,016	—	1,016	—

Total available-for-sale securities	$24,395	$—	$24,395	$—

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 21 – Fair value measurements (continued)

Any fair value adjustments are recorded in the period incurred and expensed against current earnings. The carrying values of all OREO are considered to be Level 3.

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period.

		Carrying Value at December 31, 2015
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$2,896	$—	$—	$2,896

Loans held for sale	$1,964	$—	$1,964	$—

Other real estate	$1,965	$—	$—	$1,965

*	Includes loans charged down to the net realizable value of the collateral.

		Carrying Value at December 31, 2014
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$3,386	$—	$—	$3,386

Loans held for sale	$1,030	$—	$1,030	$—

Other real estate	$956	$—	$—	$956

*	Includes loans charged down to the net realizable value of the collateral.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 21 – Fair value measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2015 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$2,896	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 45% (15%)

OREO	$1,965	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2014 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$3,386	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 45% (15%)

OREO	$956	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

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

December 31, 2015 and 2014

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

Restricted securities are classified as such because their ownership is restricted to certain types of entities and there is no established market for their resale. When the stock is repurchased, the shares are repurchased at the stock’s book value; therefore, the carrying amount of restricted securities approximate fair value. Restricted securities are considered to be Level 2.

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

December 31, 2015 and 2014

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

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at December 31, 2015 and 2014 and therefore are not included in the table below.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 21 – Fair value measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows:

		Fair Value Measurements at December 31, 2015 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash and due from banks	$15,952	$15,952	$—	$—	$15,952
Fed funds sold	12,703	12,703			12,703
Securities
Available-for-sale	35,996	—	35,996	—	35,996
Held-to-maturity	2,519	—	2,649	—	2,649
Restricted stock	1,313	—	1,313	—	1,313
Loans, net	430,445	—	—	438,322	438,322
Loans held for sale	1,964	—	1,964	—	1,964
Interest receivable	1,248	—	1,248	—	1,248
BOLI	9,781	—	9,781	—	9,781
Liabilities
Deposits	$467,610	$—	$468,773	$—	$468,773
Capital notes	10,000	—	10,024	—	10,024
Interest payable	61	—	61	—	61

	Carrying	Fair Value Measurements at December 31, 2014 using
	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash and due from banks	$12,743	$12,743	$—	$—	$12,743
Securities
Available-for-sale	24,395	—	24,395	—	24,395
Held-to-maturity	2,528	—	2,699	—	2,699
Restricted stock	1,739	—	1,739	—	1,739
Loans, net	394,573	—	—	401,281	401,281
Loans held for sale	1,030	—	1,030	—	1,030
Interest receivable	1,246	—	1,246	—	1,246
BOLI	9,512	—	9,512	—	9,512
Liabilities
Deposits	$399,497	$—	$400,351	$—	$400,351
FHLB borrowings	12,000	10,000	2,005	—	12,005
Fed funds purchased	3,189	3,189	—	—	3,189
Capital notes	10,000	—	10,023	—	10,023
Interest payable	58	—	58	—	58

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 22 - Impact of recently issued accounting standards (continued)

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The amendments in this ASU eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a material impact on its consolidated financial statements.

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

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 22 - Impact of recently issued accounting standards (continued)

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The Company does not expect the adoption of ASU 2015-05 to have a material impact on its consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965) – 1. Fully Benefit-Responsive Investment Contracts, 2. Plan Investment Disclosures, and 3. Measurement Date Practical Expedient.” The amendments within this ASU are in 3 parts. Among other things, Part 1 amendments designate contract value as the only required measure for fully benefit-responsive investment contracts; Part II amendments eliminate the requirement that plans disclose: (a) individual investments that represent 5 percent or more of net assets available for benefits; and (b) the net appreciation or depreciation for investments by general type requirements for both participant-directed investments and nonparticipant-directed investments. Part III amendments provide a practical expedient to permit plans to measure investments and investment-related accounts (e.g., a liability for a pending trade with a broker) as of a month-end date that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with month-end. The amendments in Parts 1 and 2 of this ASU are effective on a retrospective basis and Part 3 is effective on a prospective basis, for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-12 to have a material impact on its consolidated financial statements.

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

December 31, 2015 and 2014

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

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting).” On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds these SEC comments to the “S” section of the Codification. The adoption of ASU 2015-15 did not have a material impact on our consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: 1) Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 3) Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). 4) Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 22 - Impact of recently issued accounting standards (continued)

amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 23 – Condensed financial statements of parent company

Financial information pertaining only to Bank of the James Financial Group, Inc. is as follows:

Balance Sheet

	December 31,
	2015	2014
Assets
Cash	$10,895	$1,375
Taxes receivable	332	225

Investment in subsidiaries	47,189	43,157

Other assets	28	19

Total assets	$58,444	$44,776

Liabilities and stockholders’ equity

Capital notes	$10,000	$10,000
Other liabilities	248	—

Total liabilities	10,248	10,000

Common stock $2.14 par value	$9,370	$7,215
Additional paid-in-capital	31,495	22,919
Retained earnings	7,920	5,031
Accumulated other comprehensive (loss)	(589)	(389)

Total stockholders’ equity	$48,196	$34,776

Total liabilities and stockholders’ equity	$58,444	$44,776

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 23 – Condensed financial statements of parent company (continued)

Statements of Income

	Years Ended December 31,
	2015	2014
Income	$—	$—

Operating expenses
Interest on capital notes	600	600
Legal and professional fees	126	103
Other expense	92	58

Total expenses	818	761

Income tax (benefit)	(278)	(259)

(Loss) before equity in undistributed income of subsidiaries	(540)	(502)

Equity in undistributed income of subsidiaries	4,232	3,915

Net income	$3,692	$3,413

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(dollars in thousands, except per share data)

Note 23 – Condensed financial statements of parent company (continued)

Statements of Cash Flows

	Years Ended December 31,
	2015	2014
Cash flows from operating activities
Net income	$3,692	$3,413

Adjustments to reconcile net income to net cash used in operating activities
(Increase) in income taxes receivable	(107)	(50)
(Increase) decrease in other assets	(9)	7
Increase (decrease) in other liabilities	248	(69)
Equity in undistributed net (income) of subsidiaries	(4,232)	(3,915)

Net cash (used in) operating activities	$(408)	$(614)

Cash flows from financing activities
Proceeds from exercise of stock options	78	65
Dividends paid to common stockholders	(803)	(506)
Proceeds from sale of 1,000,000 shares of common stock	10,653	—

Net cash provided by (used in) by financing activities	$9,928	$(441)

Increase (decrease) in cash and cash equivalents	$9,520	$(1,055)

Cash and cash equivalents at beginning of period	1,375	2,430

Cash and cash equivalents at end of period	$10,895	$1,375

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2015. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2015, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.	Controls and Procedures

Financial’s management, including Financial’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2015. Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Financial’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that Financial files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management’s annual report on internal control over financial reporting is incorporated herein by reference to Financial’s audited Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

There have been no significant changes during the quarter ended December 31, 2015, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Part of the response to this Item will be included in the information set forth under the headings “Nominees and Continuing Directors,” “Corporate Governance and the Board of Directors Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Financial’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders, which Proxy Statement will be filed with the SEC within 120 days of the end of the Financial’s 2015 fiscal year (the “2016 Proxy Statement”), and such information is hereby incorporated by reference.

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

The response to this Item will be included in the information set forth under the headings “Compensation of Directors and Executive Officers,” “Compensation of Directors and Executive Officers — Outstanding Equity Awards at Fiscal Year End,” “Corporate Governance and the Board of Directors Matters,” and “Committees of the Board of Directors of Financial” in the 2016 Proxy Statement and such information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item 12 is included under “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 of this annual report on Form 10-K. The information required by this Item will be included in the information set forth under the heading “Corporate Governance and the Board of Directors Matters – Independence of Directors” and “Security Ownership of Management” in the 2016 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this Item will be included in the information set forth under the heading “Transactions with Related Parties” in the 2016 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The response to this Item will be included in the information set forth under the heading “Independent Registered Public Accounting Firm” in the 2016 Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements. Listed and included in Part II, Item 8.

(2)	Financial Statement Schedules. Not applicable.

(3)	Exhibits. The following exhibits are filed as a part of this Form 10-K:

No.	Description

2.1	Agreement and Plan of Share Exchange dated October 9, 2003 between Bank of the James Financial Group, Inc. and Bank of the James, dated as of October 9, 2003 (incorporated by reference to Exhibit 2.1 to Form 8-K12g-3 filed on January 13, 2004)

3.1	Amended and Restated Articles of Incorporation of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 24, 2013)

3.2	Bylaws of Bank of the James (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 24, 2012)

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-KSB filed on March 26, 2004)

10.2	Amended and Restated Stock Option Plan (incorporated by reference to Form S-8 filed on August 14, 2004)

10.6	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003 (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on March 26, 2004)

10.7	Form of Securities Purchase Agreement, made as of November 23, 2015, between Bank of the James Financial Group, Inc. and each institutional investor purchasing common shares of Bank of the James Financial Group, Inc. in the private placement that closed on December 3, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 24, 2015)

21.1	List of subsidiaries (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)

101	Pursuant to Rule 405 of Regulation S-T, the following materials from Bank of the James Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) Consolidated Statements of Income For the Years ended December 31, 2015 and 2014; (iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2015 and 2014 (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Income For the Years ended December 31, 2015 and 2014; (v) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 17, 2016.

Signature	Capacity

/S/ Robert R. Chapman III Robert R. Chapman III	President (Principal Executive Officer) and Director

/S/ J. Todd Scruggs J. Todd Scruggs	Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer) and Director

/S/ Thomas W. Pettyjohn, Jr. Thomas W. Pettyjohn, Jr.	Director, Chairman

/S/ Lewis C. Addison Lewis C. Addison	Director

/S/ John R. Alford, Jr. John R. Alford, Jr.	Director

Director
William C. Bryant III

/S/ James F. Daly James F. Daly	Director

/S/ Julie P. Doyle Julie P. Doyle	Director

/S/ Watt R. Foster, Jr. Watt R. Foster, Jr.	Director

/S/ Donald M. Giles Donald M. Giles	Director

/S/ Lydia K. Langley Lydia K. Langley	Director

/S/ Augustus A. Petticolas, Jr. Augustus A. Petticolas, Jr.	Director

EXHIBIT INDEX

No.	Description

2.1	Agreement and Plan of Share Exchange dated October 9, 2003 between Bank of the James Financial Group, Inc. and Bank of the James, dated as of October 9, 2003 (incorporated by reference to Exhibit 2.1 to Form 8-K12g-3 filed on January 13, 2004)

3.1	Amended and Restated Articles of Incorporation of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 24, 2013)

3.2	Bylaws of Bank of the James (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 24, 2012)

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-KSB filed on March 26, 2004)

10.2	Amended and Restated Stock Option Plan (incorporated by reference to Form S-8 filed on August 14, 2004)

10.6	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003 (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on March 26, 2004)

10.7	Form of Securities Purchase Agreement, made as of November 23, 2015, between Bank of the James Financial Group, Inc. and each institutional investor purchasing common shares of Bank of the James Financial Group, Inc. in the private placement that closed on December 3, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 24, 2015)

21.1	List of subsidiaries (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)

101	Pursuant to Rule 405 of Regulation S-T, the following materials from Bank of the James Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) Consolidated Statements of Income For the Years ended December 31, 2015 and 2014; (iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2015 and 2014 (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Income For the Years ended December 31, 2015 and 2014; (v) Notes to Consolidated Financial Statements.