Form 10-Q
period 2016-03-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2016-05-09
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,378,436 shares of Common Stock, par value $2.14 per share, were outstanding at May 9, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2016 unaudited)

	March 31, 2016	December 31, 2015
Assets
Cash and due from banks	$16,104	$15,952
Federal funds sold	3,580	12,703

Total cash and cash equivalents	19,684	28,655
Securities held-to-maturity (fair value of $2,643 in 2016 and $2,649 in 2015)	2,517	2,519
Securities available-for-sale, at fair value	37,763	35,996
Restricted stock, at cost	1,373	1,313
Loans, net of allowance for loan losses of $4,750 in 2016 and $4,683 in 2015	433,701	430,445
Loans held for sale	3,706	1,964
Premises and equipment, net	9,861	10,007
Interest receivable	1,235	1,248
Cash value - bank owned life insurance	9,846	9,781
Other real estate owned, net of valuation allowance	2,355	1,965
Income taxes receivable	678	1,096
Deferred tax asset, net	1,071	1,399
Other assets	821	755

Total assets	$524,611	$527,143

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing demand	$92,769	$91,325
NOW, money market and savings	234,817	232,864
Time	145,865	143,421

Total deposits	473,451	467,610
Capital notes	—	10,000
Interest payable	81	61
Other liabilities	1,623	1,276

Total liabilities	$475,155	$478,947

Commitments and Contingencies
Stockholders’ equity

See accompanying notes to these consolidated financial statements

	March 31, 2016	December 31, 2015
Preferred stock; authorized 1,000,000 shares; none issued and outstanding as of March 31, 2016 and December 31, 2015	$—	$—
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,378,436 as of March 31, 2016 and December 31, 2015	9,370	9,370
Additional paid-in-capital	31,495	31,495
Retained earnings	8,544	7,920
Accumulated other comprehensive income (loss)	47	(589)

Total stockholders’ equity	$49,456	$48,196

Total liabilities and stockholders’ equity	$524,611	$527,143

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended March 31,
	2016	2015
Interest Income
Loans	$4,978	$4,628
Securities
US Government and agency obligations	139	140
Mortgage backed securities	52	10
Municipals - taxable	34	25
Municipals - tax exempt	10	10
Dividends	6	5
Other (Corporates)	6	1
Interest bearing deposits	6	2
Federal Funds sold	4	5

Total interest income	5,235	4,826

Interest Expense
Deposits
NOW, money market savings	136	122
Time Deposits	400	332
Federal Funds purchased	4	1
FHLB borrowings	—	25
Capital notes	8	150

Total interest expense	548	630

Net interest income	4,687	4,196
Provision for loan losses	200	100

Net interest income after provision for loan losses	4,487	4,096

Noninterest income
Gain on sales of loans held for sale, net	491	523
Service charges, fees and commissions	372	318
Increase in cash value of life insurance	65	67
Other	15	10
Gain on sales of available-for-sale securities, net	65	29

Total noninterest income	1,008	947

Noninterest expenses
Salaries and employee benefits	2,237	2,083
Occupancy	332	289
Equipment	319	299
Supplies	119	96
Professional, data processing, and other outside expense	662	486

See accompanying notes to these consolidated financial statements

	For the Three Months Ended March 31,
	2016	2015
Marketing	119	76
Credit expense	83	73
Other real estate expenses	1	5
FDIC insurance expense	92	74
Other	226	199

Total noninterest expenses	4,190	3,680

Income before income taxes	1,305	1,363
Income tax expense	418	436

Net Income	$887	$927

Weighted average common shares outstanding - basic	4,378,436	3,371,616

Weighted average common shares outstanding - diluted	4,378,436	3,371,616

Earnings per common share - basic	$0.20	$0.27

Earnings per common share - diluted	$0.20	$0.27

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2016 and 2015

(dollar amounts in thousands) (unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net Income	$887	$927

Other comprehensive income:
Unrealized gains on securities available-for-sale	1,029	338
Tax effect	(350)	(115)
Reclassification adjustment for gains included in net income (1)	(65)	(29)
Tax effect (2)	22	10

Other comprehensive income, net of tax	636	204

Comprehensive income	$1,523	$1,131

(1)	Gains are included in “gain on sales of available-for-sale securities, net” on the consolidated statements of income.
(2)	The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2016 and 2015

(dollar amounts in thousands) (unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net Income	$887	$927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196	193
Net amortization and accretion of premiums and discounts on securities	35	12
(Gain) on sales of available-for-sale securities	(65)	(29)
(Gain) on sales of loans held for sale	(491)	(523)
Provision for loan losses	200	100
(Increase) in cash value of life insurance	(65)	(67)
Decrease in interest receivable	13	82
(Increase) in other assets	(66)	(142)
Decrease in income taxes receivable	418	437
Increase in interest payable	20	24
Increase in other liabilities	347	36
Proceeds from sales of loans held for sale	14,984	17,178
Origination of loans held for sale	(16,235)	(17,367)

Net cash provided by operating activities	$178	$861

Cash flows from investing activities
Purchases of securities available-for-sale	$(5,715)	$(5,740)
Proceeds from maturities, calls and paydowns of securities available-for-sale	381	1,000
Proceeds from sale of securities available-for-sale	4,563	5,360
(Purchase) redemption of Federal Home Loan Bank stock	(60)	426
Origination of loans, net of principal collected	(3,846)	(10,224)
Purchases of premises and equipment	(50)	(82)

Net cash (used in) investing activities	$(4,727)	$(9,260)

Cash flows from financing activities
Net increase in deposits	$5,841	$39,309
Net (decrease) in federal funds purchased	—	(3,189)
Net (decrease) in Federal Home Loan Bank advances	—	(10,000)
Dividends paid to common stockholders	(263)	(169)
Retirement of capital notes	(10,000)	—

Net cash (used in) provided by financing activities	$(4,422)	$25,951

(Decrease) increase in cash and cash equivalents	(8,971)	17,552
Cash and cash equivalents at beginning of period	$28,655	$12,743

Cash and cash equivalents at end of period	$19,684	$30,295

See accompanying notes to these consolidated financial statements

	For the Three Months Ended March 31,
	2016	2015
Non cash transactions
Transfer of loans to other real estate owned	$390	$1,125
Fair value adjustment for securities	964	309
Cash transactions
Cash paid for interest	$528	$606
Cash paid for taxes	—	—

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2016 and 2015

(dollars in thousands, except per share amounts) (unaudited)

	Total Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2014	3,371,616	$7,215	$22,919	$5,031	$(389)	$34,776

Net Income	—	—	—	927	—	927
Dividends paid on common stock ($0.05 per share)	—	—	—	(169)	—	(169)
Other comprehensive income	—	—	—	—	204	204

Balance at March 31, 2015	3,371,616	$7,215	$22,919	$5,789	$(185)	$35,738

Balance at December 31, 2015	4,378,436	$9,370	$31,495	$7,920	$(589)	$48,196

Net Income	—	—	—	887	—	887
Dividends paid on common stock ($0.06 per share)	—	—	—	(263)	—	(263)
Other comprehensive income	—	—	—	—	636	636

Balance at March 31, 2016	4,378,436	$9,370	$31,495	$8,544	$47	$49,456

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2015. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2015 included in Financial’s Annual Report on Form 10-K. Results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Note 3 – Earnings Per Common Share (EPS)

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of 1999 Financial (the “1999 Plan”) are considered in calculating diluted earnings per share. The following is a summary of the earnings per share calculation for the three months ended March 31, 2016 and 2015.

Note 3 – Earnings Per Share (continued)

	Three Months Ended March 31,
	2016	2015
Net income	$887,000	$927,000
Basic EPS weighted average shares outstanding	4,378,436	3,371,616
Incremental shares attributable to stock options	—	—

Diluted EPS weighted average shares outstanding	4,378,436	3,371,616

Basic earnings per common share	$0.20	$0.27

Diluted earnings per common share	$0.20	$0.27

The following table sets forth the incremental shares associated with option shares that were not included in calculating the diluted earnings because their effect was anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Incremental shares excluded from calculating diluted EPS because their effect was anti-dilutive	636	66,752

The foregoing shares were anti-dilutive because the exercise price of the options was greater than the market price on March 31, 2016 and 2015.

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Note 4 – Stock Based Compensation (continued)

Stock option plan activity for the three months ended March 31, 2016 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Options outstanding, January 1, 2016	636	$12.79
Granted	—	—
Exercised	—	—
Forfeited	—	—

Options outstanding, March 31, 2016	636	12.79	2.17	$—

Options exercisable, March 31, 2016	636	$12.79	2.17	$—

Intrinsic value is calculated by subtracting the exercise price of option shares from the market price of underlying shares as of March 31, 2016 and multiplying that amount by the number of options outstanding. No intrinsic value exists where the exercise price is greater than the market price on a given date.

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

Note 5 – Fair Value Measurements (continued)

		Carrying Value at March 31, 2016 (in thousands)
Description	Balance as of March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US agency obligations	$16,982	$—	$16,982	$—
Mortgage-backed securities	15,108	—	15,108	—
Municipals	5,153	—	5,153	—
Corporates	520		520

Total available-for-sale securities	$37,763	$—	$37,763	$—

		Carrying Value at December 31, 2015 (in thousands)
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US agency obligations	$18,810	$—	$18,810	$—
Mortgage-backed securities	10,647	—	10,647	—
Municipals	5,034	—	5,034	—
Corporates	1,505	—	1,505	—

Total available-for-sale securities	$35,996	$—	$35,996	$—

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

Note 5 – Fair Value Measurements (continued)

Loans held for sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended March 31, 2016. Gains and losses on the sale of loans are recorded within gains on sales of loans held for sale, net on the Consolidated Statements of Income.

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

		Carrying Value at March 31, 2016
Description	Balance as of March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$3,434	$—	$—	$3,434
Loans held for sale	3,706	—	3,706	—
Other real estate owned	2,355	—	—	2,355

*	Includes loans charged down during the quarter to the net realizable value of the collateral.

		Carrying Value at December 31, 2015
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$2,896	$—	$—	$2,896
Loans held for sale	1,964	—	1,964	—
Other real estate owned	1,965	—	—	1,965

*	Includes loans charged down during the quarter to the net realizable value of the collateral.

Note 5 – Fair Value Measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2016 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$3,434	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)
OREO	2,355	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% -25% (15%)

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2015 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$2,896	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 45% (15%)
OREO	1,965	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% -25% (15%)

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

Short-term borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days’ approximate fair value. The carrying values of all short term borrowings are considered to be Level 2.

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

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at March 31, 2016 and December 31, 2015 and therefore are not included in the table below.

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows (in thousands):

		Fair Value Measurements at March 31, 2016 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$16,104	$16,104	$—	$—	$16,104
Fed funds sold	3,580	3,580			3,580
Securities
Available-for-sale	37,763	—	37,763	—	37,763
Held-to-maturity	2,517	—	2,643	—	2,643
Restricted stock	1,373		1,373		1,373
Loans, net	433,701	—	—	438,862	438,862
Loans held for sale	3,706	—	3,706	—	3,706
Interest receivable	1,235	—	1,235	—	1,235
BOLI	9,846	—	9,846	—	9,846
Liabilities
Deposits	$473,451	$—	$474,575	$—	$474,575
Interest payable	81	—	81	—	81

		Fair Value Measurements at December 31, 2015 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$15,952	$15,952	$—	$—	$15,952
Fed funds sold	12,703	12,703			12,703
Securities
Available-for-sale	35,996	—	35,996	—	35,996
Held-to-maturity	2,519	—	2,649	—	2,649
Restricted stock	1,313	—	1,313		1,313
Loans, net	430,445	—	—	438,322	438,322
Loans held for sale	1,964	—	1,964	—	1,964
Interest receivable	1,248	—	1,248	—	1,248
BOLI	9,781	—	9,781	—	9,781
Liabilities
Deposits	$467,610	$—	$468,773	$—	$468,773
Capital notes	10,000	—	10,024	—	10,024
Interest payable	61	—	61	—	61

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

Note 6 – Capital Notes

As of December 31, 2015 Financial had $10,000,000 categorized as “Capital Notes” which represents the proceeds of the private placement of $10,000,000 in unregistered debt securities as previously disclosed (the “2012 Notes”). The 2012 Notes bore interest at the rate of 6% per year with interest payable quarterly in arrears. On December 3, 2015, Financial closed a private placement of common stock pursuant to which it received gross proceeds of $11,520,000 by selling an aggregate of 1,000,000 shares of Financials’ Common Stock at a price of $11.52 per share, as part of a private placement (the “Common Stock Private Placement”). Financial used $10,000,000 of the proceeds from the Common Stock Private Placement to prepay in full the 2012 Notes on January 5, 2016.

Note 7 - Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	Amortized	March 31, 2016 Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$2,517	$126	$—	$2,643

Available-for-Sale
US agency obligations	17,128	84	(230)	16,982
Mortgage-backed securities	15,074	58	(24)	15,108
Municipals	4,979	174	—	5,153
Corporates	511	9	—	520

	$37,692	$325	$(254)	$37,763

	Amortized	December 31, 2015 Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$2,519	$130	$—	$2,649

Available-for-Sale
US agency obligations	19,606	3	(799)	18,810
Mortgage-backed securities	10,778	4	(135)	10,647
Municipals	4,984	84	(34)	5,034
Corporates	1,521	—	(16)	1,505

	$36,889	$91	$(984)	$35,996

Note 7 – Securities (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
March 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$6,252	$230	$—	$—	6,252	$230
Mortgage-backed securities	5,666	24	—	—	5,666	24

Total	$11,918	$254	$—	$—	$11,918	$254

	Less than 12 months		More than 12 months		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$7,160	$353	$10,650	$446	$17,810	$799
Mortgage-backed securities	6,726	77	1,979	58	8,705	135
Municipals	2,341	25	503	9	2,844	34
Corporates	1,505	16	—	—	1,505	16

Total	$17,732	$471	$13,132	$513	$30,864	$984

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

At March 31, 2016, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of March 31, 2016, the Bank owned 9 securities that were being evaluated for other than temporary impairment. One of these securities was S&P rated AAA and 8 were S&P rated AA. As of March 31, 2016, all of these securities were direct obligations of the U.S. government or government sponsored entities.

Based on the analysis performed by management as mandated by the Bank’s investment policy, management believes the default risk to be minimal. Because the Bank expects to recover the entire amortized cost basis, no declines currently are deemed to be other-than-temporary.

Note 8 – Business Segments

The Company has two reportable business segments: (i) a traditional full service community banking segment and, (ii) a mortgage loan origination business. The community banking business segment includes Bank of the James which provides loans, deposits, investments and insurance to retail and commercial customers throughout Region 2000 and other areas contiguous to Central Virginia. The mortgage segment provides a variety of mortgage loan products principally within Region 2000. Mortgage loans are originated and sold in the secondary market through purchase commitments from investors with servicing released. Because of the pre-arranged purchase commitments, there is minimal risk to the Company.

Both of the Company’s reportable segments are service based. The mortgage business is a gain on sale business while the Bank’s primary source of revenue is net interest income. The Bank also provides a referral network for the mortgage origination business. The mortgage business may also be in a position to refer its customers to the Bank for banking services when appropriate.

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three months ended March 31, 2016 and 2015 was as follows (dollars in thousands):

Business Segments

	Community Banking	Mortgage	Total
Three months ended March 31, 2016
Net interest income	$4,687	$—	$4,687
Provision for loan losses	200	—	200

Net interest income after provision for loan losses	4,487	—	4,487
Noninterest income	508	500	1,008
Noninterest expenses	3,733	457	4,190

Income before income taxes	1,262	43	1,305
Income tax expense	403	15	418

Net income	$859	$28	$887

Total assets	$520,801	$3,810	$524,611

Three months ended March 31, 2015
Net interest income	$4,196	$—	$4,196
Provision for loan losses	100	—	100

Net interest income after provision for loan losses	4,096	—	4,096
Noninterest income	413	534	947
Noninterest expenses	3,293	387	3,680

Income before income taxes	1,216	147	1,363
Income tax expense	386	50	436

Net income	$830	$97	$927

Total assets	$486,184	$1,823	$488,007

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

Loan Segments:	Loan Classes:

Commercial	Commercial and industrial loans

Commercial real estate	Commercial mortgages – owner occupied

Commercial mortgages – non-owner occupied

Commercial construction

Consumer	Consumer unsecured

Consumer secured

Residential	Residential mortgages

Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	March 31, 2016	December 31, 2015
Commercial	$79,851	$76,773
Commercial real estate	215,675	217,125
Consumer	81,223	81,531
Residential	61,702	59,699

Total loans	438,451	435,128
Less allowance for loan losses	4,750	4,683

Net loans	$433,701	$430,445

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

We segregate loans into the above categories based on the following criteria and we review the characteristics of each rating at least annually, generally during the first quarter. The characteristics of these ratings are as follows:

•	“Pass.” These are loans having risk ratings of 1 through 4. Pass loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

•	“Monitor.” These are loans having a risk rating of 5. Monitor loans have currently acceptable risk but may have the potential for a specific defined weakness in the borrower’s operations and the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history may currently or in the future be characterized by late payments. The Bank’s risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

•	“Special Mention.” These are loans having a risk rating of 6. Special Mention loans have weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the bank’s credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. These loans do warrant more than routine monitoring due to a weakness caused by adverse events.

•	“Substandard.” These are loans having a risk rating of 7. Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Bank’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Bank. There is a distinct possibility that the Bank will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet our definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provides evidence that it is probable that the Bank will be unable to collect all amounts due.

•	“Doubtful.” These are loans having a risk rating of 8. Doubtful rated loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.

Note 9 – Loans, allowance for loan losses and OREO (continued)

•	“Loss.” These are loans having a risk rating of 9. Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

Loans on Non-Accrual Status
(dollars in thousands)
	As of
	March 31, 2016	December 31, 2015
Commercial	$369	$483
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	665	799
Commercial Mortgages-Non-Owner Occupied	403	514
Commercial Construction	204	367
Consumer
Consumer Unsecured	—	31
Consumer Secured	203	269
Residential:
Residential Mortgages	669	695
Residential Consumer Construction	75	248

Totals	$2,588	$3,406

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. OREO increased to $2,355,000 on March 31, 2016 from $1,965,000 on December 31, 2015.    The following table represents the changes in OREO balance during the three months ended March 31, 2016 and year ended December 31, 2015.

OREO Changes
(dollars in thousands)
	Three Months ended March 31, 2016	Year ended December 31, 2015
Balance at the beginning of the year (net)	$1,965	$956
Transfers from loans	390	1,425
Capitalized costs	—	25
Writedowns	—	(75)
Sales proceeds	—	(360)
(Loss) on disposition	—	(6)

Balance at the end of the period (net)	$2,355	$1,965

At March 31, 2016 and December 31, 2015, the Company had no consumer mortgage loan secured by residential real estate for which foreclosure was in process. The Company held no residential real estate in other real estate owned as of March 31, 2016 and December 31, 2015, respectively.

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans (dollars in thousands) As of and For the Three Months Ended March 31, 2016
2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,984	2,002	—	2,533	25
Commercial Mortgage Non-Owner Occupied	333	384	—	255	6
Commercial Construction	—	—	—	14	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	19	19	—	20	—
Residential
Residential Mortgages	1,894	1,929	—	1,946	18
Residential Consumer Construction	—	—	—	86	—
With An Allowance Recorded:
Commercial	$1,005	$1,081	$519	$1,093	$8
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,722	1,731	334	1,300	26
Commercial Mortgage Non-Owner Occupied	326	328	24	499	3
Commercial Construction	204	628	107	272	—
Consumer
Consumer Unsecured	—	—	—	16	—
Consumer Secured	188	192	152	189	2
Residential
Residential Mortgages	828	975	104	739	14
Residential Consumer Construction	—	—	—	—	—
Totals:
Commercial	1,005	$1,081	$519	$1,093	$8
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,706	3,733	334	3,833	51
Commercial Mortgage Non-Owner Occupied	659	712	24	754	9
Commercial Construction	204	628	107	286	—
Consumer
Consumer Unsecured	—	—	—	16	—
Consumer Secured	207	211	152	209	2
Residential
Residential Mortgages	2,722	2,904	104	2,685	32
Residential Consumer Construction	—	—	—	86	—

	$8,503	$9,269	$1,240	$8,962	$102

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2015
2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$—	$—	$—	$1,009	$—
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,082	3,100	—	2,959	174
Commercial Mortgage Non-Owner Occupied	177	177	—	628	12
Commercial Construction	27	514	—	244	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	20	20	—	21	1
Residential
Residential Mortgages	1,997	2,027	—	1,466	86
Residential Consumer Construction	171	176	—	86	4
With An Allowance Recorded:
Commercial	$1,180	$1,256	$610	$1,293	$38
Commercial Real Estate
Commercial Mortgages-Owner Occupied	877	883	163	865	35
Commercial Mortgage Non-Owner Occupied	672	738	175	399	38
Commercial Construction	340	700	75	170	—
Consumer
Consumer Unsecured	31	32	31	16	1
Consumer Secured	190	193	153	155	10
Residential
Residential Mortgages	650	800	87	740	42
Residential Consumer Construction	—	—	—	—	—
Totals:
Commercial	$1,180	$1,256	$610	$2,302	$38
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,959	3,983	163	3,824	209
Commercial Mortgage Non-Owner Occupied	849	915	175	1,027	50
Commercial Construction	367	1,214	75	414	—
Consumer
Consumer Unsecured	31	32	31	16	1
Consumer Secured	210	213	153	176	11
Residential
Residential Mortgages	2,647	2,827	87	2,206	128
Residential Consumer Construction	171	176	—	86	4

	$9,414	$10,616	$1,294	$10,051	$441

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Three Months Ended March 31, 2016
2016	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$1,195	$1,751	$1,073	$664	$4,683
Charge-offs	(89)	(111)	(51)	—	(251)
Recoveries	1	100	17	—	118
Provision	(27)	128	(66)	165	200

Ending Balance	$1,080	$1,868	$973	$829	$4,750

Ending Balance: Individually evaluated for impairment	$519	$465	$152	$104	$1,240

Ending Balance: Collectively evaluated for impairment	561	1,403	821	725	3,510

Totals:	$1,080	$1,868	$973	$829	$4,750

Loans:
Ending Balance: Individually evaluated for impairment	$1,005	$4,569	$207	$2,722	$8,503

Ending Balance: Collectively evaluated for impairment	78,846	211,106	81,016	58,980	429,948

Totals:	$79,851	$215,675	$81,223	$61,702	$438,451

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Year Ended December 31, 2015
2015	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$1,235	$2,194	$812	$549	$4,790
Charge-offs	(294)	(64)	(257)	—	(615)
Recoveries	14	122	54	36	226
Provision	240	(501)	464	79	282

Ending Balance	$1,195	$1,751	$1,073	$664	$4,683

Ending Balance: Individually evaluated for impairment	$610	$413	$184	$87	$1,294

Ending Balance: Collectively evaluated for impairment	585	1,338	889	577	3,389

Totals:	$1,195	$1,751	$1,073	$664	$4,683

Loans:
Ending Balance: Individually evaluated for impairment	$1,180	$5,175	$241	$2,818	$9,414

Ending Balance: Collectively evaluated for impairment	75,593	211,950	81,290	56,881	425,714

Totals:	$76,773	$217,125	$81,531	$59,699	$435,128

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Loans as of March 31, 2016 (dollars in thousands)
2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$100	$—	$369	$469	$79,382	$79,851	$—
Commercial Real Estate:
Commercial Mortgages- Owner Occupied	7	365	300	672	75,566	76,238	—
Commercial Mortgages-Non-Owner Occupied	104	—	151	255	126,419	126,674	—
Commercial Construction	—	87	204	291	12,472	12,763	—
Consumer:
Consumer Unsecured	8	—	—	8	6,683	6,691	—
Consumer Secured	184	12	175	371	74,161	74,532	—
Residential:
Residential Mortgages	634	441	359	1,434	48,334	49,768	—
Residential Consumer Construction	78	—	75	153	11,781	11,934	—

Total	$1,115	$905	$1,633	$3,653	$434,798	$438,451	$—

	Age Analysis of Past Due Loans as of December 31, 2015 (dollars in thousands)
2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$—	$244	$483	$727	$76,046	$76,773	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	425	571	426	1,422	75,549	76,971	—
Commercial Mortgages-Non-Owner Occupied	189	90	438	717	126,138	126,855	—
Commercial Construction	—	—	367	367	12,932	13,299	—
Consumer:
Consumer Unsecured	2	—	31	33	6,828	6,861	—
Consumer Secured	198	68	128	394	74,276	74,670	—
Residential:
Residential Mortgages	512	468	543	1,523	48,490	50,013	—
Residential Consumer Construction	—	—	248	248	9,438	9,686	—

Total	$1,326	$1,441	$2,664	$5,431	$429,697	$435,128	$—

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Credit Quality Information - by Class March 31, 2016 (dollars in thousands)
2016	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$75,657	$1,733	$1,400	$1,061	$—	$79,851
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	68,151	1,563	2,773	3,751	—	76,238
Commercial Mortgages-Non Owner Occupied	121,783	2,621	1,413	857	—	126,674
Commercial Construction	12,559	—	—	204	—	12,763
Consumer
Consumer Unsecured	6,691	—	—	—	—	6,691
Consumer Secured	73,694	238	—	600	—	74,532
Residential:
Residential Mortgages	46,765	—	—	3,003	—	49,768
Residential Consumer Construction	11,859	—	—	75	—	11,934

Totals	$417,159	$6,155	$5,586	$9,551	$—	$438,451

	Credit Quality Information - by Class December 31, 2015 (dollars in thousands)
2015	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$73,831	$290	$1,457	$1,195	$—	$76,773
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	68,813	1,353	2,801	4,004	—	76,971
Commercial Mortgages-Non Owner Occupied	120,462	1,558	3,895	940	—	126,855
Commercial Construction	12,932	—	—	367	—	13,299
Consumer
Consumer Unsecured	6,830	—	—	31	—	6,861
Consumer Secured	73,825	276	50	519	—	74,670
Residential:
Residential Mortgages	47,180	—	—	2,833	—	50,013
Residential Consumer Construction	9,438	—	—	248	—	9,686

Totals	$413,311	$3,477	$8,203	$10,137	$—	$435,128

Note 9 – Loans, allowance for loan losses and OREO (continued)

There were no loan modifications that would have been classified as TDRs during the three months ended March 31, 2016.

The following table describe the loan modifications classified as TDRs during the three months ended March 31, 2015:

For the Three Months Ended March 31, 2015 (dollars in thousands)
Troubled Debt Restructurings During the Period	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	1	$21	$21

The loan noted in the table above was modified during the period to extend maturity only. This loan is factored into the determination of the allowance for loan losses as of the period indicated and is included in the Bank’s impaired loan analysis and individually evaluated for impairment.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three months ended March 31, 2016 and 2015.

At March 31, 2016 and December 31, 2015, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: 1) Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 3) Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). 4) Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. In addition, the amendments in this ASU require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early Adoption is permitted. The Company does not expect the adoption of ASU 2016-07 to have a material impact on its consolidated financial statements.

During March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting.” The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the impact that ASU 2016-09 will have on its consolidated financial statements.

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

Overview

Financial is a bank holding company headquartered in Lynchburg, Virginia. Our primary business is retail banking which we conduct through our wholly-owned subsidiary, Bank of the James (which we refer to as the “Bank”). We conduct three other business activities: mortgage banking through the Bank’s Mortgage division (which we refer to as “Mortgage division”), investment services through the Bank’s Investment division (which we refer to as “Investment division”), and insurance activities through BOTJ Insurance, Inc., a subsidiary of the Bank, (which we refer to as “Insurance business”). Of these three other business activities, only the Mortgage division is material to the Bank’s results and operations.

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

The Bank services its banking customers through the following locations in Virginia:

Full Service Branches

•	The main office located at 828 Main Street in Lynchburg (the “Main Street Office”),

•	A branch located at 615 Church Street in Lynchburg (the “Church Street Branch”),

•	A branch located at 5204 Fort Avenue in Lynchburg (the “Fort Avenue Branch”),

•	A branch located on South Amherst Highway in Amherst County (the “Madison Heights Branch”),

•	A branch located at 17000 Forest Road in Forest (the “Forest Branch”),

•	A branch located at 4935 Boonsboro Road, Suites C and D in Lynchburg (the “Boonsboro Branch”),

•	A branch located at 164 South Main Street, Amherst, Virginia (the “Amherst Branch”),

•	A branch located at 1405 Ole Dominion Boulevard in the Town of Bedford, Virginia, located off of Independence Boulevard (the “Bedford Branch”),

•	A branch located at 1110 Main Street, Altavista, Virginia (the “Altavista Branch”), and

•	A branch located at 1391 South High Street, Harrisonburg, VA (the “Harrisonburg Branch”).

Limited Service Branches

•	Westminster-Canterbury facilities located at 501 VES Road, Lynchburg, Virginia,

•	Westminster-Canterbury facilities located at 250 Pantops Mountain Road, Charlottesville, Virginia, and

•	Luxor Office Park LLC, 1430 Rolkin Court Suite 203, Charlottesville, Virginia (the “Charlottesville Branch”).

Loan Production Offices

•	Residential mortgage loan production office located at the Forest Branch,

•	Commercial loan and residential mortgage loan production office located at 3959 Electric Road SW, Suite 100, Roanoke, Virginia, and

•	Commercial and consumer loan production office located at the Charlottesville Branch.

The Investment division and the Insurance business operate primarily out of offices located at the Church Street Branch.

The Bank continuously evaluates areas located within our service areas to identify additional viable branch locations. Based on this ongoing evaluation, the Bank may acquire one or more additional suitable sites.

Subject to regulatory approval, the Bank anticipates opening additional branches during the next two fiscal years. Although numerous factors could influence the Bank’s expansion plans, the following discussion provides a general overview of the additional branch locations that the Bank currently is considering, including the following properties that we own and are holding for expansion:

•	Real property located in the Timberlake Road area of Campbell County (Lynchburg), Virginia. The improvements to this property are not suitable for use as a branch bank. Management anticipates that it will be necessary to raze the current structures and replace them with appropriate new construction.

•	Unimproved Real property located at 5 Village Highway (near the intersection of Routes 501 and 24) in Rustburg, Virginia. The structure on the property has been demolished and removed. The Bank does not anticipate opening a branch at this location prior to 2017.

•	Unimproved Real property located near the intersection of Confederate Boulevard and Moses Avenue in Appomattox, Virginia. There is no structure on the property. The bank does not anticipate opening a branch at this location prior to the fourth quarter of 2016.

•	Real property located at 45 South Main Street, Lexington, Virginia. This property consists of a former bank branch. The bank does not anticipate opening a branch at this location prior to the second quarter of 2017.

The Bank estimates that the cost of improvements, furniture, fixtures, and equipment necessary to upfit each property will be between $900,000 and $1,500,000 per location.

In addition, the Bank determined that a portion of real property located on Route 460 (Bedford County) is suitable for branch expansion and has reclassified the property accordingly.

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

March 31, 2016 (in thousands)
Commitments to extend credit	$94,089
Letters of Credit	3,227

Total	$97,316

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

The Bank has rate lock commitments to originate mortgage loans through its Mortgage Division. The Bank has entered into corresponding commitments with third party investors to sell each of these loans that close. No other obligation exists. As a result of these contractual relationships with these investors, the Bank is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of March 31, 2016 and December 31, 2015 and the results of operations of Financial for the three month periods ended March 31, 2016 and 2015. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

March 31, 2016 as Compared to December 31, 2015

Total assets were $524,611,000 on March 31, 2016 compared with $527,143,000 at December 31, 2015, a decrease of 0.48%. On January 5, 2016, the Company retired $10,000,000 in capital notes issued by the Company in 2012, which was the primary reason for the decrease in total assets and liabilities as of March 31, 2016 from December 31, 2015.

Total deposits increased from $467,610,000 as of December 31, 2015 to $473,451,000 on March 31, 2016, an increase of 1.25%. The increase resulted from an increase in each of our deposit categories. In particular, time deposits increased from $143,421,000 on December 31, 2015 to $145,865,000 on March 31, 2016.

Total loans, excluding loans held for sale, increased to $438,451,000 on March 31, 2016 from $435,128,000 on December 31, 2015. Loans, excluding loans held for sale and net of unearned income and allowance, increased to $433,701,000 on March 31, 2016 from $430,445,000 on December 31, 2015, an increase of 0.76%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	March 31, 2016		December 31, 2015
	Amount	Percentage	Amount	Percentage
Commercial	$79,851	18.21%	$76,773	17.64%
Commercial Real Estate	215,675	49.20%	217,125	49.90%
Consumer	81,223	18.52%	81,531	18.74%
Residential	61,702	14.07%	59,699	13.72%

Total loans	$438,451	100.00%	$435,128	100.00%

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned (“OREO”) decreased to $4,942,000 on March 31, 2016 from $5,371,000 on December 31, 2015. OREO increased to $2,355,000 on March 31, 2016 from $1,965,000 on December 31, 2015. This increase was due to the Bank’s foreclosure on two properties in the first quarter on real estate that secured two separate loans that had been categorized as non-performing loans. Following the foreclosure and subsequent re-categorization, non-performing loans decreased from $3,406,000 at December 31, 2015 to $2,588,000 at March 31, 2016. As discussed in more detail below under “Results of Operations—Allowance for Loan Losses,” management had provided for the anticipated losses on these loans in the loan loss reserve. If interest on non-accrual loans had been accrued, such interest cumulatively would have approximated $326,000 and $472,000 as of March 31, 2016 and December 31, 2015, respectively. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for loan losses charged against earnings. These loans were included in the non-performing loan totals listed above.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure, deeds in lieu of foreclosure or repossession. On December 31, 2015, the Bank was carrying 3 OREO properties on its books at a value of $1,965,000. During the three months ended March 31, 2016, the Bank acquired 2 additional OREO properties and disposed of no OREO properties, and as of March 31, 2016 the Bank is carrying 5 OREO properties at a value of $2,355,000. The OREO properties are available for sale and are being actively marketed on the Bank’s website and through other means.

The Bank had loans in the amount of $642,000 at March 31, 2016 classified as performing Troubled Debt Restructurings (“TDRs”) as compared to $646,000 at December 31, 2015. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

Cash and cash equivalents decreased to $19,684,000 on March 31, 2016 from $28,655,000 on December 31, 2015. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). The decrease in cash and cash equivalents was due primarily to the use of $10,000,000 from the common stock private placement to retire the Company’s capital notes as previously discussed. In addition, cash and cash equivalents are subject to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts. The increase in time deposits discussed above has been used to fund loans and investments.

Due to premium amortization, securities held-to-maturity decreased slightly to $2,517,000 on March 31, 2016 from $2,519,000 on December 31, 2015. Securities available-for-sale increased to $37,763,000 on March 31, 2016, from $35,996,000 on December 31, 2015. The increase is a result of management’s desire to continue to increase on-balance sheet liquidity. During the three months ended March 31, 2016 the Bank received $381,000 in proceeds from calls of securities available-for-sale and $4,563,000 in proceeds from the sale of securities available-for-sale. The Bank purchased no securities held-to-maturity and $5,715,000 in securities available-for sale during the same period.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $565,000 at March 31, 2016 and $505,000 at December 31, 2015, an increase of $60,000. This increase is attributable to the FHLBA’s increase in minimum ownership requirements. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At March 31, 2016, Financial, on a consolidated basis, had liquid assets of $57,447,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, and available-for-sale investments. Of this amount, approximately $11,789,000 of the available-for-sale securities are pledged as collateral with $7,127,000 pledged as security for public deposits and $4,662,000 pledged as security on a line of credit the Bank may draw on from time to time to meet liquidity needs. This line of credit currently has a zero balance. Management believes that liquid assets were adequate at March 31, 2016. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, if additional liquidity is needed, the Bank has the ability to purchase federal funds on the open market, borrow from the FHLBA using loans or investments within the Bank’s portfolio as collateral, and to borrow from the Federal Reserve Bank’s discount window.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material negative impact on Financial’s short-term or long-term liquidity. Based in part on recent loan growth, the Bank is monitoring liquidity to ensure it is able to fund future loans.

As of December 31, 2015 Financial had $10,000,000 categorized as “Capital Notes” which represents the proceeds of the private placement of $10,000,000 in unregistered debt securities as previously disclosed (the “2012 Notes”). The 2012 Notes bore interest at the rate of 6% per year with interest payable quarterly in arrears. On December 3, 2015, Financial closed a private placement of common stock pursuant to which it received gross proceeds of $11,520,000 by selling an aggregate of 1,000,000 shares of Financials’ Common Stock at a price of $11.52 per share, as part of a private placement (the “Common Stock Private Placement”). Financial used $10,000,000 of the proceeds from the Common Stock Private Placement to prepay in full the 2012 Notes on January 5, 2016.

At March 31, 2016, the Bank had a leverage ratio of approximately 9.37%, a Tier 1 risk-based capital ratio and a CET1 ratio of approximately 10.93% and a total risk-based capital ratio of approximately 11.99%. As of March 31, 2016 and December 31, 2015 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of March 31, 2016 and December 31, 2015:

Bank Level Only Capital Ratios

Analysis of Capital (in 000’s)	March 31, 2016	December 31, 2015
Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	19,325	19,325
Retained earnings	25,653	24,711

Total Tier 1 capital	$48,720	$47,778

Tier 2 capital
Allowance for loan losses	$4,750	$4,683
Total Tier 2 capital:	$4,750	$4,683

Total risk-based capital	$53,470	$52,461

Risk weighted assets	$445,820	$446,201
Average total assets	$519,815	$518,096

	Actual		Regulatory Benchmarks
	March 31, 2016	December 31, 2015	For Capital Adequacy Purposes	For Well Capitalized Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.37%	9.22%	4.00%	5.00%
Common Equity Tier 1 capital	10.93%	10.71%	4.50%	6.50%
Tier 1 risk-based capital ratio	10.93%	10.71%	6.00%	8.00%
Total risk-based capital ratio	11.99%	11.76%	8.00%	10.00%

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $1,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis at March 31, 2016 would be comparable to those of the Bank.

In July 2013, the Federal Reserve Board approved a final rule establishing a regulatory capital framework for smaller, less complex financial institutions. The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The phase-in period for this rule began in January 2015. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The capital conservation buffer will be phased in between January 1, 2016 when it will begin at 0.625% and increase by an additional 0.625% annually until it reaches 2.5% on January 1, 2019. This will result in an effective Tier 1 capital ratio of 8.5% upon full implementation. The capital conservation buffer will limit capital distributions, stock redemptions, and certain. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

Earnings Summary

Financial had net income including all operating segments of $887,000 for the three months ended March 31, 2016, compared to $927,000 for the comparable period in 2015. The basic and diluted earnings per common share for the three months ended March 31, 2016 were $0.20, compared to basic and diluted earnings per share of $0.27 for the three months ended March 31, 2015.

The decrease in net income for the three months ended March 31, 2016 as compared to the prior year was due primarily to increase in non-interest expense arising from the Bank’s recent expansion into the Charlottesville, Harrisonburg, and Roanoke. This expansion resulted in increases in personnel expense, occupancy expense, professional and data processing expense, and marketing expense. Non-interest income increased for the three months ended March 31, 2016.

These operating results represent an annualized return on average stockholders’ equity of 7.30% for the three months ended March 31, 2016, compared with 10.71% for the same period in 2015. This decrease was the result of an increase in outstanding shares resulting from the company’s issuance of common stock in December 2015 and to a lesser extent, the decrease in net income. The Company had an annualized return on average assets of 0.68% for the three months ended March 31, 2016 compared with 0.79 % for the same period in 2015, largely resulting from an increase in assets since March 31, 2015.

See “Non-Interest Income” below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

Interest income increased to $5,235,000 for the three months ended March 31, 2016 from $4,826,000 for the same period in 2015, an increase of 8.47%. Interest income increased primarily because of increased balances in the loan portfolio. The average rate received on earning assets decreased to 4.34% for the three months ended March 31, 2016 as compared with 4.38% for the comparable period in 2015. The rate on total average earning assets decreased primarily because of a decrease in the rate received on loans resulting from a competitive banking environment. Management expects that competition will continue to pressure the rates we receive on loans and therefore may negatively impact our interest income.

Interest expense decreased to $548,000 for the three months ended March 31, 2016 from $630,000 for the same period in 2015, a decrease of 13.02%. This decrease in interest expense resulted primarily from the elimination of interest paid on capital notes which notes the Company retired in January. This decrease was offset by increase in interest paid on time deposits as well as interest bearing demand deposits. The Bank’s average rate paid on interest bearing deposits was 0.58% during the three month period ended March 31, 2106 as compared to 0.55% for the same period in 2015.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three months ended March 31, 2016 was $4,687,000 compared to $4,196,000 for the same period in 2015. The change in net interest income for the three months ended March 31, 2016 as compared with the comparable period in 2015 primarily is attributable to the increase in loan balances previously discussed. The net interest margin was 3.89% for the three months ended March 31, 2016, as compared to 3.81% for the same period a year ago.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I below.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, mortgage loan origination fees, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency. Non-interest income increased to $1,008,000 for the three months ended March 31, 2016 from $947,000 for the three months ended March 31, 2015. This increase for the three months ended March 31, 2016 as compared to the same period last year was due primarily due to an increase in service charges, fees, and commissions from $318,000 for three months ended March 31, 2015 to $372,000 for the three months ended March 31, 2016 as well as gains on sales of securities from $29,000 to $65,000 for the same periods. These increases were partially offset by decreases in gains on sales of residential mortgage loans from $523,000 for the three months ended March 31, 2015 to $491,000 for the three months ended March 31, 2016.

The Bank, through the Mortgage division, originates both conforming and non-conforming consumer residential mortgage loans in the markets we serve. As part of the Bank’s overall risk management strategy, all of the loans originated and closed by the Mortgage division are presold to major national mortgage banking or financial institutions. The Mortgage division assumes, except in limited circumstances such as first payment default, no credit or interest rate risk on these mortgages.

Purchase mortgage originations totaled approximately $11,040,000, or 68% of the total mortgage loans originated in the three months ended March 31, 2016 as compared to approximately $10,941,000, or 63%, of the total mortgage loans originated in the same period in 2015. The increase in amount of purchase mortgage originations resulted from an increased market presence in Roanoke as well as an increase in home purchase activity. Refinancing activity decreased due to an overall decrease in the number of consumers that would benefit from refinancing. Because many people able to refinance mortgages have already done so, management expects refinancing activity to continue to decrease. Management anticipates that purchase mortgage originations will continue to represent a majority of mortgage originations. In addition, Management believes that regulatory pressure may result in a decreased number of competitors to the Mortgage division and this could result in an increase in market share.

Despite the recent fluctuations in rates, management anticipates that residential mortgage rates will remain near the current historic lows for the remainder of 2016. Management expects that attractive rates coupled with the Mortgage division’s reputation in Region 2000 will allow us to maintain or increase revenue at the Mortgage division. As a result of the rising interest rates, management expects that loans for home purchases (as opposed to refinances) will constitute the majority of mortgage originations. In the event that interest rates rise, management expects revenue from the mortgage segment could be under pressure.

Our Investment division provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. The Investment division’s financial impact on our consolidated revenue has been immaterial. Although management cannot predict the financial impact of Investment with certainty, management anticipates the Investment division’s impact on noninterest income will remain immaterial in 2016.

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

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2016 increased to $4,190,000 from $3,680,000, an increase of 13.86% for the comparable period in 2015. This resulted from increases for personnel expense primarily related to the expansion into Charlottesville, Harrisonburg, and Roanoke, as well as increases in professional, data processing and outside expenses, occupancy expenses, equipment expenses and, supplies expense. Credit expense also increased primarily related to the increase in mortgage volume. Total personnel expense was $2,237,000 for the three month period ended March 31, 2016 as compared to $2,083,000 for the same period in 2015.

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The provision to the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon two components – specific impairment and general reserves. As discussed below, loans having a risk rating of 7 or below that are significantly past due, and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, and loan performance measures. Based on the application of the loan loss calculation, the Bank provided $200,000 to the allowance for loan losses for the three month period ended March 31, 2016. This compares to a provision of $100,000 for the comparable period in 2015, for an increase of 100%.

General reserves have trended downward for several quarters. This downward trend is directly attributable to the Bank’s charge-off history through the most recent negative credit cycle. A significant part of the general reserve calculation incorporates how a particular loan class performs over a period of time (that is, its charge-off history). Following the financial crisis in 2008 and beyond that disrupted the banking and financial systems, the Bank’s asset quality deteriorated. This deterioration resulted in a significant increase in charge-offs against the Bank’s loan portfolio. The elevated charge-offs continued through 2011. During this period, the Bank’s loan loss methodology, which is based in part on the Bank’s charge-off history, dictated an increase in the amount allocated to the general reserve component of the loan loss reserve. Beginning in 2011, asset quality began to rapidly improve. Since that time general reserves have declined based on overall improvement in the Bank’s asset quality and historical charge-off experience.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for loan losses and constitute a realized loss. Charged-off loans were $251,000 for the three months ended March 31, 2016 as compared to $201,000 for the comparable period in 2015. Management does not believe that this increase represents a material ongoing negative trend. While a charged off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. In the three months ended March 31, 2016, the Bank had recoveries of charged off loans of $118,000 as compared with $57,000 for the comparable period in 2015.

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. As set forth in the tables below, the Bank’s allowance arising from the specific impairment evaluation as of March 31, 2016 decreased as compared to December 31, 2015.

The percentage of the allowance for loan losses to total loans was 1.08% as of March 31, 2016 and December 31, 2015. The overall balance in the allowance for loan losses increased from $4,683,000 as of December 31, 2015 to $4,750,000 as of March 31, 2016. Despite the decrease in specific and general reserves, primarily due to the overall improvement in asset quality, the inherent risks associated with the increasing industry concentrations and commercial real estate concentrations within the portfolio have increased the unallocated portion of the reserve. Management believes that the current allowance for loan losses is adequate.

The following tables summarize the allowance activity for the periods indicated:

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Three months Ended March 31, 2016
2016	Commercial		Commercial Real Estate	Consumer		Residential		Total
Allowance for Loan Losses:
Beginning Balance	$1,195		$1,751	$1,073		$664		$4,683
Charge-offs	(89)		(111)	(51)		—		(251)
Recoveries	1		100	17		—		118
Provision	(27	) (1)	128	(66	) (1)	165	(2)	200

Ending Balance	$1,080		$1,868	$973		$829		$4,750

Ending Balance: Individually evaluated for impairment	$519		$465	$152		$104		$1,240

Ending Balance: Collectively evaluated for impairment	561		1,403	821		725		3,510

Totals:	$1,080		$1,868	$973		$829		$4,750

Loans:
Ending Balance: Individually evaluated for impairment	$1,005		$4,569	$207		$2,722		$8,503

Ending Balance: Collectively evaluated for impairment	78,846		211,106	81,016		58,980		429,948

Totals:	$79,851		$215,675	$81,223		$61,702		$438,451

(1)	The experience within the historical charge-off period used to calculate the allowance has improved which reduced the need for a provision relating to these segments.
(2)	The increased concentration of loan balances in the residential segment resulted in an increase in the provision for this category. Management has a process for the ongoing evaluation of our loans and the specific risks associated with concentrations in each segment.

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Year Ended December 31, 2015
2015	Commercial	Commercial Real Estate		Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$1,235	$2,194		$812	$549	$4,790
Charge-offs	(294)	(64)		(257)	—	(615)
Recoveries	14	122		54	36	226
Provision	240	(501	) (1)	464	79	282

Ending Balance	$1,195	$1,751		$1,073	$664	$4,683

Ending Balance: Individually evaluated for impairment	$610	$413		$184	$87	$1,294

Ending Balance: Collectively evaluated for impairment	585	1,338		889	577	3,389

Totals:	$1,195	$1,751		$1,073	$664	$4,683

Loans:
Ending Balance: Individually evaluated for impairment	$1,180	$5,175		$241	$2,818	$9,414

Ending Balance: Collectively evaluated for impairment	75,593	211,950		81,290	56,881	425,714

Totals:	$76,773	$217,125		$81,531	$59,699	$435,128

(1)	The experience within the historical charge-off period used to calculate the allowance has improved which reduced the need for a provision relating to this segment.

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended March 31, (in thousands)
	2016	2015
Balance, beginning of period	$4,683	$4,790
Provision for loan losses	200	100
Loans charged off	(251)	(201)
Recoveries of loans charged off	118	57

Net (charge offs) recoveries	(133)	(144)

Balance, end of period	$4,750	$4,746

No nonaccrual loans were excluded from impaired loan disclosure under current accounting rules at March 31, 2016 and December 31, 2015. If interest on these loans had been accrued, such income cumulatively would have approximated $326,000 and $472,000 on March 31, 2016 and December 31,

2015, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

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

Income Taxes

For the three months ended March 31, 2016, Financial had an income tax expense of $418,000 as compared to $436,000 for the same period in in 2015. This represents an effective tax rate of 32.03% for the three months ended March 31, 2016 as compared with 31.99% for the three months ended March 31, 2015. Our effective rate was lower than the statutory corporate tax rate in both quarters because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance and certain tax free municipal securities.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended March 31, 2016 and 2015

(dollars in thousands)

	2016			2015
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$436,927	$4,961	4.60%	$401,983	$4,613	4.65%
Loans held for sale	2,302	17	2.99%	1,565	15	3.89%
Fed funds sold	3,071	4	0.53%	10,059	5	0.20%
Interest bearing bank balances	6,000	6	0.41%	5,000	2	0.16%
Securities (3)	38,982	246	2.56%	27,046	196	2.94%
Federal agency equities	1,200	6	2.03%	1,486	5	1.36%
CBB equity	116	—	—	116	—	—

Total earning assets	488,598	5,240	4.35%	447,255	4,836	4.39%

Allowance for loan losses	(4,739)			(4,762)
Non-earning assets	35,537			32,973

Total assets	$519,396			$475,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$118,718	$76	0.26%	$103,875	$56	0.22%
Savings	113,135	60	0.22%	118,413	66	0.23%
Time deposits	144,869	400	1.12%	110,710	332	1.22%

Total interest bearing deposits	376,722	536	0.58%	332,998	454	0.55%
Other borrowed funds
Fed funds purchased	1,487	4	1.09%	435	1	0.93%
Other borrowings	—	—	—	18,445	25	0.55%
Capital Notes	330	8	6.00%	10,000	150	6.00%

Total interest-bearing liabilities	378,539	548	0.59%	361,878	630	0.71%

Non-interest bearing deposits	90,181			77,870
Other liabilities	1,945			619

	2016			2015
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
Total liabilities	470,665			440,367
Stockholders’ equity	48,731			35,099

Total liabilities and Stockholders’ equity	$519,396			$475,466

Net interest income		$4,692			$4,206

Net interest margin			3.89%			3.81%

Interest spread			3.76%			3.68%

(1)	Net accretion or amortization of deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

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

There have been no significant changes during the three months ended March 31, 2016, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 1A. Risk Factors

We described the most significant risk factors applicable to the Company in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 17, 2016. We believe there have been no material changes from the risk factors disclosed on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2016

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2016

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 9, 2016

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income (unaudited) for the Three months Ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the Three months Ended March 31, 2016 and 2015 (iv) Consolidated Statements of Cash Flows (unaudited) for the Three months Ended March 31, 2016 and 2015 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Three months Ended March 31, 2016 and 2015; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: May 9, 2016	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President (Principal Executive Officer)

Date: May 9, 2016	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2016

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2016

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 9, 2016

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income (unaudited) for the Three months Ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the Three months Ended March 31, 2016 and 2015 (iv) Consolidated Statements of Cash Flows (unaudited) for the Three months Ended March 31, 2016 and 2015 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Three months Ended March 31, 2016 and 2015; (vi) Notes to Unaudited Consolidated Financial Statements.