Form 10-Q
period 2016-06-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2016-08-05
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,378,436 shares of Common Stock, par value $2.14 per share, were outstanding at August 5, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2016 unaudited)

	June 30, 2016	December 31, 2015
Assets
Cash and due from banks	$20,918	$15,952
Federal funds sold	3,515	12,703

Total cash and cash equivalents	24,433	28,655
Securities held-to-maturity (fair value of $3,424 in 2016 and $2,649 in 2015)	3,309	2,519
Securities available-for-sale, at fair value	33,809	35,996
Restricted stock, at cost	1,373	1,313
Loans, net of allowance for loan losses of $4,887 in 2016 and $4,683 in 2015	452,044	430,445
Loans held for sale	4,452	1,964
Premises and equipment, net	9,866	10,007
Interest receivable	1,209	1,248
Cash value - bank owned life insurance	9,911	9,781
Other real estate owned, net of valuation allowance	2,420	1,965
Income taxes receivable	1,125	1,096
Deferred tax asset, net	912	1,399
Other assets	867	755

Total assets	$545,730	$527,143

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing demand	$97,544	$91,325
NOW, money market and savings	235,437	232,864
Time	160,554	143,421

Total deposits	493,535	467,610
Capital notes	—	10,000
Interest payable	87	61
Other liabilities	1,555	1,276

Total liabilities	$495,177	$478,947

Commitments and Contingencies
Stockholders’ equity

See accompanying notes to these consolidated financial statements

	June 30, 2016	December 31, 2015
Preferred stock; authorized 1,000,000 shares; none issued and outstanding as of June 30, 2016 and December 31, 2015	$—	$—
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,378,436 as of June 30, 2016 and December 31, 2015	9,370	9,370
Additional paid-in-capital	31,495	31,495
Retained earnings	9,333	7,920
Accumulated other comprehensive income (loss)	355	(589)

Total stockholders’ equity	$50,553	$48,196

Total liabilities and stockholders’ equity	$545,730	$527,143

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Interest Income
Loans	$5,007	$4,758	$9,985	$9,386
Securities
US Government and agency obligations	125	143	264	283
Mortgage backed securities	68	18	120	28
Municipals - taxable	35	22	69	47
Municipals - tax exempt	11	11	21	21
Dividends	27	29	33	34
Other (Corporates)	3	2	9	3
Interest bearing deposits	9	4	15	6
Federal Funds sold	8	4	12	9

Total interest income	5,293	4,991	10,528	9,817

Interest Expense
Deposits
NOW, money market savings	139	123	275	245
Time Deposits	411	391	811	723
Federal Funds purchased	—	—	4	1
FHLB borrowings	—	3	—	28
Capital notes	—	150	8	300

Total interest expense	550	667	1,098	1,297

Net interest income	4,743	4,324	9,430	8,520
Provision for loan losses	250	57	450	157

Net interest income after provision for loan losses	4,493	4,267	8,980	8,363

Noninterest income
Gain on sales of loans held for sale, net	681	613	1,172	1,136
Service charges, fees and commissions	362	348	734	666
Increase in cash value of life insurance	65	68	130	136
Other	45	45	60	54
Gain on sales of available-for-sale securities, net	163	4	228	33

Total noninterest income	1,316	1,078	2,324	2,025

Noninterest expenses

See accompanying notes to these consolidated financial statements

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Salaries and employee benefits	2,162	2,128	4,399	4,211
Occupancy	305	312	637	601
Equipment	314	304	633	603
Supplies	108	108	227	204
Professional, data processing, and other outside expense	701	560	1,363	1,046
Marketing	201	148	320	224
Credit expense	106	63	189	136
Other real estate expenses	4	32	5	37
FDIC insurance expense	91	79	183	153
Other	262	201	488	400

Total noninterest expenses	4,254	3,935	8,444	7,615

Income before income taxes	1,555	1,410	2,860	2,773
Income tax expense	504	453	922	889

Net Income	$1,051	$957	$1,938	$1,884

Weighted average common shares outstanding - basic	4,378,436	3,371,616	4,378,436	3,371,616

Weighted average common shares outstanding - diluted	4,378,436	3,371,616	4,378,436	3,371,616

Earnings per common share - basic	$0.24	$0.28	$0.44	$0.56

Earnings per common share - diluted	$0.24	$0.28	$0.44	$0.56

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2016 and 2015

(dollar amounts in thousands) (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$1,051	$957	$1,938	$1,884

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	630	(783)	1,659	(445)
Tax effect	(215)	267	(565)	152
Reclassification adjustment for gains included in net income (1)	(163)	(4)	(228)	(33)
Tax effect (2)	56	1	78	11

Other comprehensive income (loss), net of tax	308	(519)	944	(315)

Comprehensive income	$1,359	$438	$2,882	$1,569

(1)	Gains are included in “gain on sales of available-for-sale securities, net” on the consolidated statements of income.
(2)	The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2016 and 2015

(dollar amounts in thousands) (unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net Income	$1,938	$1,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	391	381
Net amortization and accretion of premiums and discounts on securities	93	34
(Gain) on sales of available-for-sale securities	(228)	(33)
(Gain) on call of held to maturity securities	(6)	—
(Gain) on sales of loans held for sale	(1,172)	(1,136)
Provision for loan losses	450	157
(Gain) loss on sale of other real estate owned	(1)	1
Impairment of other real estate owned	—	15
(Increase) in cash value of life insurance	(130)	(136)
Decrease in interest receivable	39	30
(Increase) in other assets	(112)	(97)
(Increase) in income taxes receivable	(29)	(61)
Increase in interest payable	26	16
Increase in other liabilities	279	23
Proceeds from sales of loans held for sale	38,038	42,382
Origination of loans held for sale	(39,354)	(43,188)

Net cash provided by operating activities	$222	$272

Cash flows from investing activities
Purchases of securities held-to-maturity	$(1,290)	$—
Proceeds from maturities and calls of securities held-to-maturity	500	—
Purchases of securities available-for-sale	(16,242)	(12,414)
Proceeds from maturities, calls and paydowns of securities available-for-sale	3,972	30
Proceeds from sale of securities available-for-sale	16,029	6,856
(Purchase) redemption of Federal Home Loan Bank stock	(60)	426
Origination of loans, net of principal collected	(22,524)	(19,134)
Capital improvements to other real estate owned	—	(25)
Purchases of premises and equipment	(250)	(305)
Proceeds from sale of other real estate owned	21	25

Net cash (used in) investing activities	$(19,844)	$(24,541)

Cash flows from financing activities
Net increase in deposits	$25,925	$45,889
Net (decrease) in federal funds purchased	—	(3,189)
Net (decrease) in Federal Home Loan Bank advances	—	(12,000)
Dividends paid to common stockholders	(525)	(337)
Retirement of capital notes	(10,000)	—

See accompanying notes to these consolidated financial statements

	For the Six Months Ended June 30,
	2016	2015
Net cash provided by financing activities	$15,400	$30,363

(Decrease) increase in cash and cash equivalents	(4,222)	6,094
Cash and cash equivalents at beginning of period	$28,655	$12,743

Cash and cash equivalents at end of period	$24,433	$18,837

Non cash transactions
Transfer of loans to other real estate owned	$475	$1,125
Fair value adjustment for securities	1,431	(478)
Common stock dividends declared, not paid	—	202
Cash transactions
Cash paid for interest	$1,072	$1,281
Cash paid for taxes	450	1,109

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2016 and 2015

(dollars in thousands, except per share amounts) (unaudited)

	Total Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2014	3,371,616	$7,215	$22,919	$5,031	$(389)	$34,776

Net Income	—	—	—	1,884	—	1,884
Dividends on common stock ($0.16 per share)	—	—	—	(539)	—	(539)
Other comprehensive loss	—	—	—	—	(315)	(315)

Balance at June 30, 2015	3,371,616	$7,215	$22,919	$6,376	$(704)	$35,806

Balance at December 31, 2015	4,378,436	$9,370	$31,495	$7,920	$(589)	$48,196

Net Income	—	—	—	1,938	—	1,938
Dividends on common stock ($0.12 per share)	—	—	—	(525)	—	(525)
Other comprehensive income	—	—	—	—	944	944

Balance at June 30, 2016	4,378,436	$9,370	$31,495	$9,333	$355	$50,553

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2015. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2015 included in Financial’s Annual Report on Form 10-K. Results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Note 3 – Earnings Per Common Share (EPS)

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of 1999 Financial (the “1999 Plan”) are considered in calculating diluted earnings per share. The following is a summary of the earnings per share calculation for the three and six months ended June 30, 2016 and 2015.

Note 3 – Earnings Per Share (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$1,051,000	$957,000	$1,938,000	$1,884,000
Basic EPS weighted average shares outstanding	4,378,436	3,371,616	4,378,436	3,371,616
Incremental shares attributable to stock options	—	—	—	—

Diluted EPS weighted average shares outstanding	4,378,436	3,371,616	4,378,436	3,371,616

Basic earnings per common share	$0.24	$0.28	$0.44	$0.56

Diluted earnings per common share	$0.24	$0.28	$0.44	$0.56

The following table sets forth the option shares that were not included in calculating the diluted earnings because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options excluded from calculating diluted EPS because their effect was anti-dilutive	636	66,576	636	66,576

The foregoing shares were anti-dilutive because the exercise price of the options was greater than the market price on June 30, 2016 and 2015.

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Note 4 – Stock Based Compensation (continued)

Stock option plan activity for the six months ended June 30, 2016 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Options outstanding, January 1, 2016	636	$12.79
Granted	—	—
Exercised	—	—
Forfeited	—	—

Options outstanding, June 30, 2016	636	12.79	1.92	$—

Options exercisable, June 30, 2016	636	$12.79	1.92	$—

Intrinsic value is calculated by subtracting the exercise price of option shares from the market price of underlying shares as of June 30, 2016 and multiplying that amount by the number of options outstanding. No intrinsic value exists where the exercise price is greater than the market price on a given date.

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

Note 5 – Fair Value Measurements (continued)

		Carrying Value at June 30, 2016 (in thousands)
Description	Balance as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US agency obligations	$11,263	$—	$11,263	$—
Mortgage-backed securities	14,481	—	14,481	—
Municipals	7,531	—	7,531	—
Corporates	534		534

Total available-for-sale securities	$33,809	$—	$33,809	$—

		Carrying Value at December 31, 2015 (in thousands)
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US agency obligations	$18,810	$—	$18,810	$—
Mortgage-backed securities	10,647	—	10,647	—
Municipals	5,034	—	5,034	—
Corporates	1,505	—	1,505	—

Total available-for-sale securities	$35,996	$—	$35,996	$—

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

Note 5 – Fair Value Measurements (continued)

Loans held for sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended June 30, 2016. Gains and losses on the sale of loans are recorded within gains on sales of loans held for sale, net on the Consolidated Statements of Income.

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

		Carrying Value at June 30, 2016
Description	Balance as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$2,718	$—	$—	$2,718
Loans held for sale	4,452	—	4,452	—
Other real estate owned	2,420	—	—	2,420

*	Includes loans charged down to the net realizable value of the collateral.

		Carrying Value at December 31, 2015
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$2,896	$—	$—	$2,896
Loans held for sale	1,964	—	1,964	—
Other real estate owned	1,965	—	—	1,965

*	Includes loans charged down to the net realizable value of the collateral.

Note 5 – Fair Value Measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2016 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$2,718	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)
OREO	2,420	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2015 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$2,896	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 45% (15%)
OREO	1,965	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

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

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at June 30, 2016 and December 31, 2015 and therefore are not included in the table below.

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows (in thousands):

		Fair Value Measurements at June 30, 2016 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$20,918	$20,918	$—	$—	$20,918
Fed funds sold	3,515	3,515			3,515
Securities
Available-for-sale	33,809	—	33,809	—	33,809
Held-to-maturity	3,309	—	3,424	—	3,424
Restricted stock	1,373		1,373		1,373
Loans, net	452,044	—	—	459,277	459,277
Loans held for sale	4,452	—	4,452	—	4,452
Interest receivable	1,209	—	1,209	—	1,209
BOLI	9,911	—	9,911	—	9,911
Liabilities
Deposits	$493,535	$—	$494,664	$—	$494,664
Interest payable	87	—	87	—	87

		Fair Value Measurements at December 31, 2015 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$15,952	$15,952	$—	$—	$15,952
Fed funds sold	12,703	12,703			12,703
Securities
Available-for-sale	35,996	—	35,996	—	35,996
Held-to-maturity	2,519	—	2,649	—	2,649
Restricted stock	1,313	—	1,313		1,313
Loans, net	430,445	—	—	438,322	438,322
Loans held for sale	1,964	—	1,964	—	1,964
Interest receivable	1,248	—	1,248	—	1,248
BOLI	9,781	—	9,781	—	9,781
Liabilities
Deposits	$467,610	$—	$468,773	$—	$468,773
Capital notes	10,000	—	10,024	—	10,024
Interest payable	61	—	61	—	61

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

Note 7 - Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of June 30, 2016 and December 31, 2015 (amounts in thousands):

		June 30, 2016
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$3,309	$115	$—	$3,424

Available-for-Sale
US agency obligations	11,114	150	(1)	11,263
Mortgage-backed securities	14,393	88	—	14,481
Municipals	7,236	295	—	7,531
Corporates	528	6	—	534

	$33,271	$539	$(1)	$33,809

		December 31, 2015
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$2,519	$130	$—	$2,649

Available-for-Sale
US agency obligations	19,606	3	(799)	18,810
Mortgage-backed securities	10,778	4	(135)	10,647
Municipals	4,984	84	(34)	5,034
Corporates	1,521	—	(16)	1,505

	$36,889	$91	$(984)	$35,996

Note 7 – Securities (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2016 and December 31, 2015 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
June 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$3,010	$1	$—	$—	$3,010	$1

Total	$3,010	$1	$—	$—	$3,010	$1

	Less than 12 months		More than 12 months		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$7,160	$353	$10,650	$446	$17,810	$799
Mortgage-backed securities	6,726	77	1,979	58	8,705	135
Municipals	2,341	25	503	9	2,844	34
Corporates	1,505	16	—	—	1,505	16

Total	$17,732	$471	$13,132	$513	$30,864	$984

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

At June 30, 2016, the Company did not consider the unrealized loss as an other-than-temporary loss due to the nature of the security involved. As of June 30, 2016, the Bank owned 1 security that was being evaluated for other than temporary impairment. This security is S&P rated AA+. As of June 30, the only security being evaluated for impairment was an obligation of a U.S. government sponsored entity.

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

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three and six months ended June 30, 2016 and 2015 was as follows (dollars in thousands):

Note 8 – Business Segments (continued)

Business Segments

	Community Banking	Mortgage	Total
Six months ended June 30, 2016
Net interest income	$9,430	$—	$9,430
Provision for loan losses	450	—	450

Net interest income after provision for loan losses	8,980	—	8,980
Noninterest income	1,128	1,196	2,324
Noninterest expenses	7,481	963	8,444

Income before income taxes	2,627	233	2,860
Income tax expense	843	79	922

Net income	$1,784	$154	$1,938

Total assets	$541,120	$4,610	$545,730

Six months ended June 30, 2015
Net interest income	$8,520	$—	$8,520
Provision for loan losses	157	—	157

Net interest income after provision for loan losses	8,363	—	8,363
Noninterest income	867	1,158	2,025
Noninterest expenses	6,777	838	7,615

Income before income taxes	2,453	320	2,773
Income tax expense	780	109	889

Net income	$1,673	$211	$1,884

Total assets	$489,821	$3,015	$492,836

	Community Banking	Mortgage	Total
Three months ended June 30, 2016
Net interest income	$4,743	$—	$4,743
Provision for loan losses	250	—	250

Net interest income after provision for loan losses	4,493	—	4,493
Noninterest income	620	696	1,316
Noninterest expenses	3,748	506	4,254

Income before income taxes	1,365	190	1,555
Income tax expense	440	64	504

Net income	$925	$126	$1,051

Total assets	$541,120	$4,610	$545,730

Three months ended June 30, 2015
Net interest income	$4,324	$—	$4,324
Provision for loan losses	57	—	57

Net interest income after provision for loan losses	4,267	—	4,267
Noninterest income	454	624	1,078
Noninterest expenses	3,484	451	3,935

Income before income taxes	1,237	173	1,410
Income tax expense	394	59	453

Net income	$843	$114	$957

Total assets	$489,821	$3,015	$492,836

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

Loan Segments:		Loan Classes:

	Commercial		Commercial and industrial loans

	Commercial real estate		Commercial mortgages – owner occupied

Commercial mortgages – non-owner occupied

Commercial construction

	Consumer		Consumer unsecured

Consumer secured

	Residential		Residential mortgages

Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	June 30, 2016	December 31, 2015
Commercial	$86,323	$76,773
Commercial real estate	223,922	217,125
Consumer	83,309	81,531
Residential	63,377	59,699

Total loans (1)	456,931	435,128
Less allowance for loan losses	4,887	4,683

Net loans	$452,044	$430,445

(1)	Includes deferred costs of $225 and $263, respectively.

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

We segregate loans into the above categories based on the following criteria and we review the characteristics of each rating at least annually, generally during the first quarter. The characteristics of these ratings are as follows:

•	“Pass.” These are loans having risk ratings of 1 through 4. Pass loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

•	“Monitor.” These are loans having a risk rating of 5. Monitor loans have currently acceptable risk but may have the potential for a specific defined weakness in the borrower’s operations and the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history may currently or in the future be characterized by late payments. The Bank’s risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

•	“Special Mention.” These are loans having a risk rating of 6. Special Mention loans have weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the bank’s credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. These loans do warrant more than routine monitoring due to a weakness caused by adverse events.

•	“Substandard.” These are loans having a risk rating of 7. Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Bank’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Bank. There is a distinct possibility that the Bank will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet our definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provides evidence that it is probable that the Bank will be unable to collect all amounts due.

•	“Doubtful.” These are loans having a risk rating of 8. Doubtful rated loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.

Note 9 – Loans, allowance for loan losses and OREO (continued)

•	“Loss.” These are loans having a risk rating of 9. Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

Loans on Non-Accrual Status

(dollars in thousands)

	As of
	June 30, 2016	December 31, 2015
Commercial	$369	$483
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	865	799
Commercial Mortgages-Non-Owner Occupied	—	514
Commercial Construction	291	367
Consumer
Consumer Unsecured	—	31
Consumer Secured	63	269
Residential:
Residential Mortgages	806	695
Residential Consumer Construction	146	248

Totals	$2,540	$3,406

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. OREO increased to $2,420,000 on June 30, 2016 from $1,965,000 on December 31, 2015. The following table represents the changes in OREO balance during the six months ended June 30, 2016 and year ended December 31, 2015.

OREO Changes

(dollars in thousands)

	Six months ended June 30, 2016	Year ended December 31, 2015
Balance at the beginning of the year (net)	$1,965	$956
Transfers from loans	475	1,425
Capitalized costs	—	25
Writedowns	—	(75)
Sales proceeds	(21)	(360)
Gain (loss) on disposition	1	(6)

Balance at the end of the period (net)	$2,420	$1,965

At June 30, 2016 and December 31, 2015, the Company had no consumer mortgage loan secured by residential real estate for which foreclosure was in process. The Company held one residential real estate property in other real estate owned as of June 30, 2016 and no residential real estate property in other real estate owned as of December 31, 2015.

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans (dollars in thousands) As of and For the Six Months Ended June 30, 2016
2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,973	1,999	—	2,528	50
Commercial Mortgage Non-Owner Occupied	531	581	—	354	18
Commercial Construction	—	—	—	14	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	54	102	—	37	1
Residential
Residential Mortgages	1,750	1,795	—	1,874	32
Residential Consumer Construction	—	—	—	86	—
With An Allowance Recorded:
Commercial	$998	$1,083	$505	$1,089	$16
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,707	1,719	314	1,292	52
Commercial Mortgage Non-Owner Occupied	75	75	20	374	3
Commercial Construction	204	637	114	272	—
Consumer
Consumer Unsecured	—	—	—	16	—
Consumer Secured	111	111	111	151	4
Residential
Residential Mortgages	306	323	56	478	11
Residential Consumer Construction	—	—	—	—	—
Totals:
Commercial	$998	$1,083	$505	$1,089	$16
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,680	3,718	314	3,820	102
Commercial Mortgage Non-Owner Occupied	606	656	20	728	21
Commercial Construction	204	637	114	286	—
Consumer
Consumer Unsecured	—	—	—	16	—
Consumer Secured	165	213	111	188	5
Residential
Residential Mortgages	2,056	2,118	56	2,352	43
Residential Consumer Construction	—	—	—	86	—

	$7,709	$8,425	$1,120	$8,565	$187

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans (dollars in thousands) As of and For the Year Ended December 31, 2015
2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$—	$—	$—	$1,009	$—
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,082	3,100	—	2,959	174
Commercial Mortgage Non-Owner Occupied	177	177	—	628	12
Commercial Construction	27	514	—	244	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	20	20	—	21	1
Residential
Residential Mortgages	1,997	2,027	—	1,466	86
Residential Consumer Construction	171	176	—	86	4
With An Allowance Recorded:
Commercial	$1,180	$1,256	$610	$1,293	$38
Commercial Real Estate
Commercial Mortgages-Owner Occupied	877	883	163	865	35
Commercial Mortgage Non-Owner Occupied	672	738	175	399	38
Commercial Construction	340	700	75	170	—
Consumer
Consumer Unsecured	31	32	31	16	1
Consumer Secured	190	193	153	155	10
Residential
Residential Mortgages	650	800	87	740	42
Residential Consumer Construction	—	—	—	—	—
Totals:
Commercial	$1,180	$1,256	$610	$2,302	$38
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,959	3,983	163	3,824	209
Commercial Mortgage Non-Owner Occupied	849	915	175	1,027	50
Commercial Construction	367	1,214	75	414	—
Consumer
Consumer Unsecured	31	32	31	16	1
Consumer Secured	210	213	153	176	11
Residential
Residential Mortgages	2,647	2,827	87	2,206	128
Residential Consumer Construction	171	176	—	86	4

	$9,414	$10,616	$1,294	$10,051	$441

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Six Months Ended June 30, 2016
2016	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$1,195	$1,751	$1,073	$664	$4,683
Charge-offs	(89)	(121)	(168)	—	(378)
Recoveries	3	101	28	—	132
Provision	528	(100)	(40)	62	450

Ending Balance	$1,637	$1,631	$893	$726	$4,887

Ending Balance: Individually evaluated for impairment	$505	$448	$111	$56	$1,120

Ending Balance: Collectively evaluated for impairment	1,132	1,183	782	670	3,767

Totals:	$1,637	$1,631	$893	$726	$4,887

Loans:
Ending Balance: Individually evaluated for impairment	$998	$4,490	$165	$2,056	$7,709

Ending Balance: Collectively evaluated for impairment	85,325	219,432	83,144	61,321	449,222

Totals:	$86,323	$223,922	$83,309	$63,377	$456,931

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Year Ended December 31, 2015
2015	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$1,235	$2,194	$812	$549	$4,790
Charge-offs	(294)	(64)	(257)	—	(615)
Recoveries	14	122	54	36	226
Provision	240	(501)	464	79	282

Ending Balance	$1,195	$1,751	$1,073	$664	$4,683

Ending Balance: Individually evaluated for impairment	$610	$413	$184	$87	$1,294

Ending Balance: Collectively evaluated for impairment	585	1,338	889	577	3,389

Totals:	$1,195	$1,751	$1,073	$664	$4,683

Loans:
Ending Balance: Individually evaluated for impairment	$1,180	$5,175	$241	$2,818	$9,414

Ending Balance: Collectively evaluated for impairment	75,593	211,950	81,290	56,881	425,714

Totals:	$76,773	$217,125	$81,531	$59,699	$435,128

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Loans as of June 30, 2016 (dollars in thousands)
2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$14	$—	$369	$383	$85,940	$86,323	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	702	100	865	1,667	79,963	81,630	—
Commercial Mortgages-Non-Owner Occupied	—	—	—	—	129,808	129,808	—
Commercial Construction	—	—	291	291	12,193	12,484	—
Consumer:
Consumer Unsecured	14	9	—	23	7,016	7,039	—
Consumer Secured	496	15	35	546	75,724	76,270	—
Residential:
Residential Mortgages	518	202	754	1,474	50,808	52,282	—
Residential Consumer Construction	—	—	146	146	10,949	11,095	—

Total	$1,744	$326	$2,460	$4,530	$452,401	$456,931	$—

	Age Analysis of Past Due Loans as of December 31, 2015 (dollars in thousands)
2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$—	$244	$483	$727	$76,046	$76,773	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	425	571	426	1,422	75,549	76,971	—
Commercial Mortgages-Non-Owner Occupied	189	90	438	717	126,138	126,855	—
Commercial Construction	—	—	367	367	12,932	13,299	—
Consumer:
Consumer Unsecured	2	—	31	33	6,828	6,861	—
Consumer Secured	198	68	128	394	74,276	74,670	—
Residential:
Residential Mortgages	512	468	543	1,523	48,490	50,013	—
Residential Consumer Construction	—	—	248	248	9,438	9,686	—

Total	$1,326	$1,441	$2,664	$5,431	$429,697	$435,128	$—

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Credit Quality Information - by Class June 30, 2016 (dollars in thousands)
2016	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$82,372	$1,605	$1,293	$1,053	$—	$86,323
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	73,500	2,272	2,103	3,755	—	81,630
Commercial Mortgages-Non Owner Occupied	125,012	3,568	658	570	—	129,808
Commercial Construction	12,193	—	—	291	—	12,484
Consumer
Consumer Unsecured	7,039	—	—	—	—	7,039
Consumer Secured	75,645	238	—	387	—	76,270
Residential:
Residential Mortgages	49,701	—	248	2,333	—	52,282
Residential Consumer Construction	11,022	—	—	73	—	11,095

Totals	$436,484	$7,683	$4,302	$8,462	$—	$456,931

	Credit Quality Information - by Class December 31, 2015 (dollars in thousands)
2015	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$73,831	$290	$1,457	$1,195	$—	$76,773
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	68,813	1,353	2,801	4,004	—	76,971
Commercial Mortgages-Non Owner Occupied	120,462	1,558	3,895	940	—	126,855
Commercial Construction	12,932	—	—	367	—	13,299
Consumer
Consumer Unsecured	6,830	—	—	31	—	6,861
Consumer Secured	73,825	276	50	519	—	74,670
Residential:
Residential Mortgages	47,180	—	—	2,833	—	50,013
Residential Consumer Construction	9,438	—	—	248	—	9,686

Totals	$413,311	$3,477	$8,203	$10,137	$—	$435,128

Note 9 – Loans, allowance for loan losses and OREO (continued)

There were no loan modifications that would have been classified as TDRs during the three and six months ended June 30, 2016.

The following table describe the loan modifications classified as TDRs during the three and six months ended June 30, 2015:

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

The loans noted in the table above were modified during the period to extend maturity only. These loans are factored into the determination of the allowance for loan losses as of the period indicated and are included in the Bank’s impaired loan analysis and individually evaluated for impairment.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three and six months ended June 30, 2016 and 2015.

At June 30, 2016 and December 31, 2015, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

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

During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among

Note 10 – Recent accounting pronouncements (continued)

other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.

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

Subject to regulatory approval, the Bank anticipates opening additional branches during the next two fiscal years. Although numerous factors could influence the Bank’s expansion plans, the following discussion provides a general overview of the additional branch locations that the Bank currently is considering, including the following properties that we own and are holding for expansion:

•	Real property located in the Timberlake Road area of Campbell County (Lynchburg), Virginia. The Timberlake property is not suitable for its intended use as a branch bank. Management anticipates that it will be necessary to raze the current structures and replace it with appropriate new construction.

•	Real property located at 5 Village Highway (near the intersection of Routes 501 and 24) in Rustburg, Virginia. The structure on the property has been demolished and removed. The Bank does not anticipate opening a branch at this location prior to 2017.

•	Real property located near the intersection of Confederate Boulevard and Moses Avenue in Appomattox, Virginia. There is no structure on the property. The bank is considering opening a temporary full-service branch while it builds a permanent facility. The Bank does not anticipate opening the temporary branch at this location prior to the fourth quarter of 2016.

•	Real property located at 45 South Main Street, Lexington, Virginia. The bank does not anticipate opening a branch at this location prior to the second quarter of 2017.

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

June 30, 2016 (in thousands)
Commitments to extend credit	$95,945
Letters of Credit	2,984

Total	$98,929

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of June 30, 2016 and December 31, 2015 and the results of operations of Financial for the three and six month periods ended June 30, 2016 and 2015. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

June 30, 2016 as Compared to December 31, 2015

Total assets were $545,730,000 on June 30, 2016 compared with $527,143,000 at December 31, 2015, an increase of 3.53%. The increase in total assets was due to an increase in deposits which were used to fund loan growth for the first half of 2016. On January 5, 2016, the Company retired $10,000,000 in capital notes issued by the Company in 2012, which offset the increase in deposits as of June 30, 2016 from December 31, 2015.

Total deposits increased from $467,610,000 as of December 31, 2015 to $493,535,000 on June 30, 2016, an increase of 5.54%. The increase resulted from an increase in each of our deposit categories. In particular, time deposits increased from $143,421,000 on December 31, 2015 to $160,554,000 on June 30, 2016.

Total loans, excluding loans held for sale, increased to $456,931,000 on June 30, 2016 from $435,128,000 on December 31, 2015. Loans, excluding loans held for sale and net of deferred fees and costs and the allowance for loan losses, increased to $452,044,000 on June 30, 2016 from $430,445,000 on December 31, 2015, an increase of 5.02%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	June 30, 2016		December 31, 2015
	Amount	Percentage	Amount	Percentage
Commercial	$86,323	18.89%	$76,773	17.64%
Commercial Real Estate	223,922	49.01%	217,125	49.90%
Consumer	83,309	18.23%	81,531	18.74%
Residential	63,377	13,87%	59,699	13.72%

Total loans	$456,931	100.00%	$435,128	100.00%

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned (“OREO”) decreased to $4,960,000 on June 30, 2016 from $5,371,000 on December 31, 2015. OREO increased to $2,420,000 on June 30, 2016 from $1,965,000 on December 31, 2015. This increase was due to the Bank’s foreclosure on two properties in the first quarter and two properties in the second quarter on real estate that secured loans then classified as non-performing. Following the foreclosure and subsequent re-categorization, non-performing loans decreased from $3,406,000 at December 31, 2015 to $2,540,000 at June 30, 2016. As discussed in more detail below under “Results of Operations—Allowance for Loan Losses,” management had provided for the anticipated losses on these loans in the allowance for loan losses. If interest on non-accrual loans had been accrued, such interest cumulatively would have approximated $361,000 and $472,000 as of June 30, 2016 and December 31, 2015, respectively. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for loan losses charged against earnings. These loans were included in the non-performing loan totals listed above.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure, deeds in lieu of foreclosure or repossession. On December 31, 2015, the Bank was carrying three OREO properties on its books at a value of $1,965,000. During the six months ended June 30, 2016, the Bank acquired four additional OREO properties and disposed of one OREO property, and as of June 30, 2016 the Bank is carrying six OREO properties at a value of $2,420,000. The OREO properties are available for sale and are being actively marketed on the Bank’s website and through other means.

The Bank had loans in the amount of $639,000 at June 30, 2016 classified as performing Troubled Debt Restructurings (“TDRs”) as compared to $646,000 at December 31, 2015. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

Cash and cash equivalents decreased to $24,433,000 on June 30, 2016 from $28,655,000 on December 31, 2015. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). The decrease in cash and cash equivalents was due primarily to the use of $10,000,000 from the common stock private placement to retire the Company’s capital notes in the first quarter. In addition, cash and cash equivalents are subject to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts. The increase in time deposits discussed above has been used to fund loans and investments.

Securities held-to-maturity increased to $3,309,000 on June 30, 2016 from $2,519,000 on December 31, 2015. Following the call of a security in the amount of $500,000, the Bank reinvested the proceeds plus an additional $790,000 in another security. Securities available-for-sale decreased to $33,809,000 on June 30, 2016, from $35,996,000 on December 31, 2015. The decrease resulted from the sale of securities in order to fund loans. During the six months ended June 30, 2016 the Bank received $3,972,000 in proceeds from calls of securities available-for-sale and $16,029,000 in proceeds from the sale of securities available-for-sale. The Bank purchased $16,242,000 in securities available-for sale during the same period.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $565,000 at June 30, 2016 and $505,000 at December 31, 2015, an increase of $60,000. This increase is attributable to the FHLBA’s increase in minimum ownership requirements. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At June 30, 2016, Financial, on a consolidated basis, had liquid assets of $58,242,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, and available-for-sale investments. Of this amount, approximately $10,793,000 of the available-for-sale securities are pledged as collateral with $6,123,000 pledged as security for public deposits and $4,670,000 pledged as security on a line of credit the Bank may draw on from time to time to meet liquidity needs. This line of credit currently has a zero balance. Management believes that liquid assets were adequate at June 30, 2016. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, if additional liquidity is needed, the Bank has the ability to purchase federal funds on the open market, borrow from the FHLBA using loans or investments within the Bank’s portfolio as collateral, and to borrow from the Federal Reserve Bank’s discount window.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material negative impact on Financial’s short-term or long-term liquidity. Based in part on recent loan growth, the Bank is monitoring liquidity to ensure it is able to fund future loans.

As of December 31, 2015, Financial had $10,000,000 categorized as “Capital Notes” which represents the proceeds of the private placement of $10,000,000 in unregistered debt securities as previously disclosed (the “2012 Notes”). The 2012 Notes bore interest at the rate of 6% per year with interest payable quarterly in arrears. On December 3, 2015, Financial closed a private placement of common stock pursuant to which it received gross proceeds of $11,520,000 by selling an aggregate of 1,000,000 shares of Financials’ Common Stock at a price of $11.52 per share, as part of a private placement (the “Common Stock Private Placement”). Financial used $10,000,000 of the proceeds from the Common Stock Private Placement to prepay in full the 2012 Notes on January 5, 2016.

At June 30, 2016, the Bank had a leverage ratio of approximately 9.34%, a Tier 1 risk-based capital ratio and a CET1 ratio of approximately 10.75% and a total risk-based capital ratio of approximately 11.80%. As of June 30, 2016 and December 31, 2015 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of June 30, 2016 and December 31, 2015:

Bank Level Only Capital Ratios

Analysis of Capital (in 000’s)	June 30, 2016	December 31, 2015
Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	19,325	19,325
Retained earnings	26,751	24,711

Total Tier 1 capital	$49,818	$47,778

Tier 2 capital
Allowance for loan losses	$4,887	$4,683
Total Tier 2 capital:	$4,887	$4,683

Total risk-based capital	$54,705	$52,461

Risk weighted assets	$463,433	$446,201
Average total assets	$533,592	$518,096

	Actual		Regulatory Benchmarks
	June 30, 2016	December 31, 2015	For Capital Adequacy Purposes	For Well Capitalized Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.34%	9.22%	4.00%	5.00%
Common Equity Tier 1 capital	10.75%	10.71%	4.50%	6.50%
Tier 1 risk-based capital ratio	10.75%	10.71%	6.00%	8.00%
Total risk-based capital ratio	11.80%	11.76%	8.00%	10.00%

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $1,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis at June 30, 2016 would be comparable to those of the Bank.

In July 2013, the Federal Reserve Board approved a final rule establishing a regulatory capital framework for smaller, less complex financial institutions. The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The phase-in period for this rule began in January 2015. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The capital conservation buffer will be phased in between January 1, 2016 when it will begin at 0.625% and increase by an additional 0.625% annually until it reaches 2.5% on January 1, 2019. This will result in an effective Tier 1 capital ratio of 8.5% upon full implementation. The capital conservation buffer will limit capital distributions, stock redemptions, and certain discretionary bonuses. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and the

Company to pay dividends, repurchase shares or pay discretionary bonuses. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.

Results of Operations

Comparison of the Three and Six months Ended June 30, 2016 and 2015

Earnings Summary

Financial had net income including all operating segments of $1,051,000 and $1,938,000 for the three and six months ended June 30, 2016, compared to $957,000 and $1,884,000 for the comparable periods in 2015. Basic and diluted earnings per common share for the three and six months ended June 30, 2016 were $0.24 and $0.44, compared to basic and diluted earnings per share of $0.28 and $0.56 for the three and six months ended June 30, 2015.

The increase in net income for the three and six months ended June 30, 2016 as compared to the prior year was due primarily to increases in net interest income and non-interest income. The increases were partially offset by an increase in non-interest expense arising from the Bank’s recent expansion into Charlottesville, Harrisonburg, and Roanoke. These expansions resulted in increases in personnel expense, occupancy expense (for the six months ended June 30, 2016), professional and data processing expense, and marketing expense.

These operating results represent an annualized return on average stockholders’ equity of 8.54% and 7.93% for the three and six months ended June 30, 2016, compared with 10.71% for each of the same periods in 2015. This decrease was the result of an increase in outstanding shares resulting from the company’s issuance of common stock in December 2015. The Company had an annualized return on average assets of 0.79% and 0.74% for the three and six months ended June 30, 2016 compared with 0.79% for each of the same periods in 2015. The decrease for the six months ended June 30, 2016 largely resulting from an increase in average assets since June 30, 2015.

See “Non-Interest Income” below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

Interest income increased to $5,293,000 and $10,528,000 for the three and six months ended June 30, 2016 from $4,991,000 and $9,817,000 for the same periods in 2015, an increase of 6.05% and 7.24%, respectively. Interest income increased primarily because of increased balances in the loan portfolio. The average rate received on earning assets decreased to 4.24% and 4.30% for the three and six months ended June 30, 2016 as compared with 4.38% for each of the comparable periods in 2015. The rate on total average earning assets decreased primarily because of a decrease in the rate received on loans resulting from a competitive banking environment. Management expects that competition will continue to pressure the rates we receive on loans and therefore may negatively impact our interest income.

Interest expense decreased to $550,000 and $1,098,000 for the three and six months ended June 30, 2016 from $667,000 and $1,297,000 for the same periods in 2015, decreases of 17.54% and 15.34%, respectively. This decreases in interest expense resulted primarily from the elimination of interest paid on capital notes which the Company retired in January. This decrease was offset by increase in interest paid on time deposits as well as interest bearing demand deposits. The Bank’s average rate paid on interest bearing deposits was 0.57% and 0.57% during the three and six month periods ended June 30, 2016 as compared to 0.58% and 0.56% for the same periods in 2015.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and six months ended June 30, 2016 was $4,743,000 and $9,430,000 compared to $4,324,000 and $8,520,000 for the same periods in 2015. The change in net interest income for the three and six months ended June 30, 2016 as compared with the comparable period in 2015 primarily is attributable to the increase in loan balances previously discussed. The net interest margin was 3.80% and 3.85% for the three and six months ended June 30, 2016, as compared to 3.79% and 3.80% for the same periods a year ago.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I below.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, gains on sales of mortgage loans held for sale, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency. Non-interest income increased to $1,316,000 and $2,324,000 for the three and six months ended June 30, 2016 from $1,078,000 and $2,025,000 for the three and six months ended June 30, 2015. These increases for the three and six months ended June 30, 2016 as compared to the same periods last year were due primarily due to an increase in service charges, fees, and commissions from $348,000 and $666,000 for three and six months ended June 30, 2015 to $362,000 and $734,000 for the three and six months ended June 30, 2016, gains on sales of securities from $4,000 and $33,000 to $163,000 and $228,000 for the same periods last year, as well as increase in gains on sales of residential mortgage loans from $613,000 and $1,136,000 for the three and six months ended June 30, 2015 to $681,000 and $1,172,000 for the three and six months ended June 30, 2016.

The Bank, through its Mortgage division, originates both conforming and non-conforming consumer residential mortgage loans in the markets we serve. As part of the Bank’s overall risk management strategy, all of the loans originated and closed by the Mortgage division are presold to major national mortgage banking or financial institutions. The Mortgage division assumes, except in limited circumstances such as first payment default, no credit or interest rate risk on these mortgages.

Purchase mortgage originations totaled approximately $15,441,000 and $26,480,000, or 67% of the total mortgage loans originated in both the three and six months ended June 30, 2016 as compared to approximately $10,941,000 and $26,310,000, or 63% and 61%, of the total mortgage loans originated in the same periods in 2015. The increase in amount of purchase mortgage originations resulted from an increased market presence in Roanoke as well as an increase in home purchase activity. Refinancing activity decreased due to an overall decrease in the number of consumers that would benefit from refinancing. Because many people able to refinance mortgages have already done so, management expects refinancing activity to continue to decrease. Management anticipates that purchase mortgage originations will continue to represent a majority of mortgage originations. In addition, Management believes that regulatory pressure may result in a decreased number of competitors to the Mortgage division and this could result in an increase in market share.

Despite the recent fluctuations in rates, management anticipates that residential mortgage rates will remain near the current historic lows for the remainder of 2016. Management expects that attractive rates coupled with the Mortgage division’s reputation in Region 2000 and the hiring of additional mortgage loan originators will allow us to maintain or increase revenue at the Mortgage division. As a result of the rising interest rates, management expects that loans for home purchases (as opposed to refinances) will constitute the majority of mortgage originations. In the event that interest rates rise, management expects revenue from the mortgage segment could be under pressure.

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

The Bank provides insurance and annuity products to Bank customers and others, through the Bank’s Insurance subsidiary. The Bank has three full-time employees that are dedicated to selling insurance products through Insurance. Insurance generates minimal revenue and its financial impact on our consolidated revenue has been immaterial. Management anticipates that Insurance’s impact on noninterest income will remain immaterial in 2016.

Non-Interest Expense

Non-interest expense for the three and six months ended June 30, 2016 increased to $4,254,000 and $8,444,000 from $3,935,000 and $7,615,000, an increase of 8.11% and 10.89%, respectively, from the comparable periods in 2015. This resulted from increases for personnel expense primarily related to the expansion into Charlottesville, Harrisonburg, and Roanoke, as well as increases in professional, data processing and outside expenses, marketing expenses, occupancy expenses (for the six months ended), equipment expenses and, supplies expense. Credit expense also increased primarily related to the increase in mortgage volume. Total personnel expense was $2,162,000 and $4,399,000 for the three and six month periods ended June 30, 2016 as compared to $2,128,000 and $4,211,000 for the same periods in 2015.

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The provision to the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon two components – specific impairment and general reserves. As discussed below, loans having a risk rating of 7 or below that are significantly past due, and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, and loan performance measures. Based on the application of the loan loss calculation, the Bank provided $250,000 and $450,000 to the allowance for loan losses for the three and six month periods ended June 30, 2016. This compares to provisions of $57,000 and $157,000 for the comparable periods in 2015, representing increases of 338.60% and 186.62%, respectively.

General reserves related to historical loss experience have trended downward for several quarters. This downward trend is directly attributable to the Bank’s charge-off history through the most recent negative credit cycle. A significant part of the general reserve calculation incorporates how a particular loan class performs over a period of time (that is, its charge-off history). Following the financial crisis in 2008 and beyond that disrupted the banking and financial systems, the Bank’s asset quality deteriorated. This deterioration resulted in a significant increase in charge-offs against the Bank’s loan portfolio. The elevated charge-offs continued through 2011. During this period, the Bank’s loan loss methodology, which is based in part on the Bank’s charge-off history, dictated an increase in the amount allocated to the general reserve component of the loan loss reserve. Beginning in 2011, asset quality began to rapidly improve. Since that time general reserves have declined based on overall improvement in the Bank’s asset quality and historical charge-off experience.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for loan losses and constitute a realized loss. Charged-off loans were $127,000 and $378,000 for the three and six months ended June 30, 2016 as compared to $259,000 and $460,000 for the comparable periods in 2015. While a charged off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. In the three and six months ended June 30, 2016, the Bank had recoveries of charged off loans of $14,000 and $132,000 as compared with $42,000 and $99,000 for the comparable periods in 2015.

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. As set forth in the tables below, the Bank’s allowance arising from the specific impairment evaluation as of June 30, 2016 decreased as compared to December 31, 2015.

The percentage of the allowance for loan losses to total loans was 1.07% as of June 30, 2016 and 1.08% as of December 31, 2015. The overall balance in the allowance for loan losses increased from $4,683,000 as of December 31, 2015 to $4,887,000 as of June 30, 2016. Despite the decrease in specific and general reserves, primarily due to the overall improvement in asset quality, the inherent risks associated with the increasing industry concentrations and commercial real estate concentrations within the portfolio have increased the qualitative portion of the general reserve. Management believes that the current allowance for loan losses is adequate.

The following tables summarize the allowance activity for the periods indicated:

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Six Months Ended June 30, 2016
2016	Commercial		Commercial Real Estate		Consumer		Residential	Total
Allowance for Loan Losses:
Beginning Balance	$1,195		$1,751		$1,073		$664	$4,683
Charge-offs	(89)		(121)		(168)		—	(378)
Recoveries	3		101		28		—	132
Provision	528	(2)	(100	)(1)	(40	)(1)	62	450

Ending Balance	$1,637		$1,631		$893		$726	$4,887

Ending Balance: Individually evaluated for impairment	$505		$448		$111		$56	$1,120

Ending Balance: Collectively evaluated for impairment	1,132		1,183		782		670	3,767

Totals:	$1,637		$1,631		$893		$726	$4,887

Loans:
Ending Balance: Individually evaluated for impairment	$998		$4,490		$165		$2,056	$7,709

Ending Balance: Collectively evaluated for impairment	85,325		219,432		83,144		61,321	449,222

Totals:	$86,323		$223,922		$83,309		$63,377	$456,931

(1)	The experience within the historical charge-off period used to calculate the allowance has improved which reduced the need for a provision relating to these segments.

(2)	The increased concentration of loan balances in the commercial segment resulted in an increase in the provision for this category. Management has a process for the ongoing evaluation of our loans and the specific risks associated with concentrations in each segment.

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Year Ended December 31, 2015
2015	Commercial	Commercial Real Estate		Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$1,235	$2,194		$812	$549	$4,790
Charge-offs	(294)	(64)		(257)	—	(615)
Recoveries	14	122		54	36	226
Provision	240	(501	)(1)	464	79	282

Ending Balance	$1,195	$1,751		$1,073	$664	$4,683

Ending Balance: Individually evaluated for impairment	$610	$413		$184	$87	$1,294

Ending Balance: Collectively evaluated for impairment	585	1,338		889	577	3,389

Totals:	$1,195	$1,751		$1,073	$664	$4,683

Loans:
Ending Balance: Individually evaluated for impairment	$1,180	$5,175		$241	$2,818	$9,414

Ending Balance: Collectively evaluated for impairment	75,593	211,950		81,290	56,881	425,714

Totals:	$76,773	$217,125		$81,531	$59,699	$435,128

(1)	The experience within the historical charge-off period used to calculate the allowance has improved which reduced the need for a provision relating to this segment.

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended June 30, (in thousands)		Six months ended June 30, (in thousands)
	2016	2015	2016	2015
Balance, beginning of period	$4,750	$4,746	$4,683	$4,790
Provision for loan losses	250	57	450	157
Loans charged off	(127)	(259)	(378)	(460)
Recoveries of loans charged off	14	42	132	99

Net (charge offs)	(113)	(217)	(246)	(361)

Balance, end of period	$4,887	$4,586	$4,887	$4,586

No nonaccrual loans were excluded from impaired loan disclosure under current accounting rules at June 30, 2016 and December 31, 2015. If interest on these loans had been accrued, such income cumulatively would have approximated $361,000 and $472,000 on June 30, 2016 and December 31, 2015, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

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

Income Taxes

For the three and six months ended June 30, 2016, Financial had an income tax expense of $504,000 and $922,000 as compared to $453,000 and $889,000 for the same periods in 2015. This represents an effective tax rate of 32.41% and 32.24% for the three and six months ended June 30, 2016 as compared with 31.10% and 30.60% for the three and six months ended June 30, 2015. Our effective rate was lower than the statutory corporate tax rate in both quarters because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance and certain tax free municipal securities.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended June 30, 2016 and 2015

(dollars in thousands)

	2016			2015
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$442,326	$4,968	4.50%	$411,723	$4,739	4.62%
Loans held for sale	4,457	39	3.51%	2,199	19	3.47%
Fed funds sold	7,119	8	0.45%	6,606	4	0.24%
Interest bearing bank balances	6,000	9	0.60%	5,000	4	0.24%
Securities (3)	39,668	248	2.51%	30,728	202	2.63%
Federal agency equities	1,256	27	8.62%	1,197	29	9.72%
CBB equity	116	—	—	116	—	—

Total earning assets	500,942	5,299	4.24%	457,569	4,997	4.38%

Allowance for loan losses	(4,707)			(4,729)
Non-earning assets	37,413			34,234

Total assets	$533,648			$487,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$125,523	$79	0.26%	$105,462	$59	0.22%
Savings	110,893	60	0.21%	114,052	64	0.23%
Time deposits	149,253	411	1.10%	138,562	391	1.13%

Total interest bearing deposits	385,669	550	0.57%	358,076	514	0.58%
Other borrowed funds
Fed funds purchased	1	—	—	57	—	—
Other borrowings	—	—	—	308	3	3.91%
Capital Notes	—	—	—	10,000	150	6.00%

Total interest-bearing liabilities	385,670	550	0.57%	368,441	667	0.73%

Non-interest bearing deposits	97,784			82,178
Other liabilities	843			621

	2016			2015
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
Total liabilities	484,297			451,240
Stockholders’ equity	49,351			35,834

Total liabilities and Stockholders’ equity	$533,648			$487,074

Net interest income		$4,749			$4,330

Net interest margin			3.80%			3.79%

Interest spread			3.67%			3.65%

(1)	Net accretion or amortization of deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

Net Interest Margin Analysis

Average Balance Sheets

For the Six Months Ended June 30, 2016 and 2015

(dollars in thousands)

	2016			2015
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$439,626	$9,929	4.55%	$406,880	$9,352	4.64%
Loans held for sale	3,380	56	3.34%	1,884	34	3.64%
Federal funds sold	5,095	12	0.47%	8,323	9	0.22%
Interest bearing bank balances	6,000	15	0.50%	5,000	6	0.24%
Securities (3)	39,325	494	2.53%	28,897	393	2.74%
Federal agency equities	1,228	33	5.42%	1,341	34	5.11%
CBB equity	116	—	—	116	—	—

Total earning assets	494,770	10,539	4.30%	452,441	9,828	4.38%

Allowance for loan losses	(4,723)			(4,746)
Non-earning assets	37,252			33,621

Total assets	$527,299			$481,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$122,120	$155	0.26%	$104,656	$115	0.22%
Savings	112,014	120	0.22%	116,220	130	0.23%
Time deposits	147,061	811	1.11%	129,464	723	1.13%

Total interest bearing deposits	381,195	1,086	0.57%	350,340	968	0.56%
Other borrowed funds
Fed funds purchased	744	4	1.08%	245	1	0.82%
Repurchase agreements	—	—	—	—	—	—
Other borrowings	—	—	—	4,575	28	1.23%
Capital Notes	165	8	6.00%	10,000	300	6.00%

Total interest-bearing liabilities	382,104	1,098	0.58%	365,160	1,297	0.72%

Non-interest bearing deposits	95,291			80,053
Other liabilities	862			622

	2016			2015
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
Total liabilities	478,257			445,835
Stockholders’ equity	49,041			35,481

Total liabilities and Stockholders’ equity	$527,298			$481,316

Net interest income		$9,441			$8,531

Net interest margin			3.85%			3.80%

Interest spread			3.72%			3.66%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

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

There have been no significant changes during the three and six months ended June 30, 2016, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2016

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2016

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 5, 2016

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2016 and 2015 (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2016 and 2015 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2016 and 2015; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: August 5, 2016	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President
(Principal Executive Officer)

Date: August 5, 2016	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2016

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2016

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 5, 2016

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2016 and 2015 (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2016 and 2015 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2016 and 2015; (vi) Notes to Unaudited Consolidated Financial Statements.