Form 10-Q
period 2016-09-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2016-11-14
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,378,436 shares of Common Stock, par value $2.14 per share, were outstanding at November 14, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2016 unaudited)

	September 30,	December 31,
	2016	2015
Assets
Cash and due from banks	$16,206	$15,952
Federal funds sold	9,725	12,703

Total cash and cash equivalents	25,931	28,655
Securities held-to-maturity (fair value of $3,425 in 2016 and $2,649 in 2015)	3,304	2,519
Securities available-for-sale, at fair value	39,922	35,996
Restricted stock, at cost	1,373	1,313
Loans, net of allowance for loan losses of $4,953 in 2016 and $4,683 in 2015	457,136	430,445
Loans held for sale	3,048	1,964
Premises and equipment, net	10,180	10,007
Interest receivable	1,307	1,248
Cash value – bank owned life insurance	12,586	9,781
Other real estate owned, net of valuation allowance	2,370	1,965
Income taxes receivable	1,226	1,096
Deferred tax asset, net	1,083	1,399
Other assets	486	755

Total assets	$559,952	$527,143

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing demand	$102,547	$91,325
NOW, money market and savings	240,885	232,864
Time	163,965	143,421

Total deposits	507,397	467,610
Capital notes	—	10,000
Interest payable	77	61
Other liabilities	1,463	1,276

Total liabilities	$508,937	$478,947

Commitments and Contingencies
Stockholders’ equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding as of September 30, 2016 and December 31, 2015	$—	$—
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,378,436 as of September 30, 2016 and December 31, 2015	9,370	9,370
Additional paid-in-capital	31,495	31,495
Retained earnings	10,126	7,920
Accumulated other comprehensive income (loss)	24	(589)

Total stockholders’ equity	$51,015	$48,196

Total liabilities and stockholders’ equity	$559,952	$527,143

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Interest Income	2016	2015	2016	2015
Interest Income
Loans	$5,227	$4,968	$15,212	$14,354
Securities
US Government and agency obligations	104	144	368	427
Mortgage backed securities	46	30	166	58
Municipals – taxable	63	29	132	76
Municipals – tax exempt	10	10	31	31
Dividends	6	6	39	40
Other (Corporates)	4	2	13	5
Interest bearing deposits	13	3	28	9
Federal Funds sold	4	3	16	12

Total interest income	5,477	5,195	16,005	15,012

Interest Expense
Deposits
NOW, money market savings	153	130	428	375
Time Deposits	457	423	1,268	1,146
Federal Funds purchased	—	1	4	2
FHLB borrowings	—	—	—	28
Capital notes	—	150	8	450

Total interest expense	610	704	1,708	2,001

Net interest income	4,867	4,491	14,297	13,011
Provision for loan losses	145	120	595	277

Net interest income after provision for loan losses	4,722	4,371	13,702	12,734

Noninterest income
Gain on sales of loans held for sale, net	593	623	1,765	1,759
Service charges, fees and commissions	373	397	1,107	1,063
Increase in cash value of life insurance	75	68	205	204
Other	31	100	91	154
Gain on sales of available-for-sale securities, net	209	10	437	43

Total noninterest income	1,281	1,198	3,605	3,223

Noninterest expenses
Salaries and employee benefits	2,318	2,135	6,717	6,346
Occupancy	333	302	970	903
Equipment	316	360	949	963
Supplies	119	100	346	304
Professional, data processing, and other outside expense	696	591	2,059	1,637
Marketing	178	97	498	321
Credit expense	110	94	299	230
Other real estate expenses	52	63	57	100
FDIC insurance expense	92	87	275	240
Other	235	289	723	689

Total noninterest expenses	4,449	4,118	12,893	11,733

Income before income taxes	1,554	1,451	4,414	4,224
Income tax expense	499	468	1,421	1,357

Net Income	$1,055	$983	$2,993	$2,867

Weighted average common shares outstanding – basic	4,378,436	3,371,616	4,378,436	3,371,616

Weighted average common shares outstanding – diluted	4,378,436	3,371,616	4,378,436	3,371,616

Earnings per common share – basic	$0.24	$0.29	$0.68	$0.85

Earnings per common share – diluted	$0.24	$0.29	$0.68	$0.85

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2016 and 2015

(dollar amounts in thousands) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$1,055	$983	$2,993	$2,867

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	(293)	570	1,366	125
Tax effect	100	(194)	(465)	(42)
Reclassification adjustment for gains included in net income (1)	(209)	(10)	(437)	(43)
Tax effect (2)	71	4	149	15

Other comprehensive income (loss), net of tax	(331)	370	613	55

Comprehensive income	$724	$1,353	$3,606	$2,922

(1)	Gains are included in “gain on sales of available-for-sale securities, net” on the consolidated statements of income.
(2)	The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2016 and 2015

(dollar amounts in thousands) (unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net Income	$2,993	$2,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	579	571
Net amortization and accretion of premiums and discounts on securities	419	69
(Gain) on sales of available-for-sale securities	(437)	(43)
(Gain) on call of held to maturity securities	(7)	—
(Gain) on sales of loans held for sale	(1,765)	(1,759)
Provision for loan losses	595	277
(Gain) on sale of other real estate owned	(1)	—
Impairment of other real estate owned	50	75
(Increase) in cash value of life insurance	(205)	(204)
(Increase) decrease in interest receivable	(59)	22
Decrease (increase) in other assets	269	(287)
(Increase) decrease in income taxes receivable	(130)	6
Increase in interest payable	16	18
Increase in other liabilities	187	20
Proceeds from sales of loans held for sale	62,491	61,598
Origination of loans held for sale	(61,810)	(62,632)

Net cash provided by operating activities	$3,185	$598

Cash flows from investing activities
Purchases of securities held-to-maturity	$(1,290)	$—
Proceeds from maturities and calls of securities held-to-maturity	500	—
Purchases of securities available-for-sale	(31,576)	(20,257)
Proceeds from maturities, calls and paydowns of securities available-for-sale	8,675	1,206
Proceeds from sale of securities available-for-sale	19,934	10,385
Purchases of bank owned life insurance	(2,600)	—
(Purchase) redemption of Federal Home Loan Bank stock	(60)	426
Improvements to other real estate owned	—	(25)
Origination of loans, net of principal collected	(27,761)	(33,979)
Purchases of premises and equipment	(752)	(537)
Proceeds from sale of other real estate owned	21	66

Net cash (used in) investing activities	$(34,909)	$(42,715)

Cash flows from financing activities
Net increase in deposits	$39,787	$59,159
Net (decrease) in federal funds purchased	—	(2,829)
Net (decrease) in Federal Home Loan Bank advances	—	(12,000)
Dividends paid to common stockholders	(787)	(540)
Retirement of capital notes	(10,000)	—

Net cash provided by financing activities	$29,000	$43,790

(Decrease) increase in cash and cash equivalents	(2,724)	1,673
Cash and cash equivalents at beginning of period	$28,655	$12,743

Cash and cash equivalents at end of period	$25,931	$14,416

Non cash transactions
Transfer of loans to other real estate owned	$475	$1,425
Fair value adjustment for securities	929	82
Cash transactions
Cash paid for interest	$1,692	$1,983
Cash paid for taxes	1,550	1,350

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2016 and 2015

(dollars in thousands, except per share amounts) (unaudited)

	Total Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2014	3,371,616	$7,215	$22,919	$5,031	$(389)	$34,776

Net Income	—	—	—	2,867	—	2,867
Dividends on common stock ($0.10 per share year-to-date)	—	—	—	(540)	—	(540)
Other comprehensive income	—	—	—	—	55	55

Balance at September 30, 2015	3,371,616	$7,215	$22,919	$7,358	$(334)	$37,158

Balance at December 31, 2015	4,378,436	$9,370	$31,495	$7,920	$(589)	$48,196

Net Income	—	—	—	2,993	—	2,993
Dividends on common stock ($0.18 per share year-to-date)	—	—	—	(787)	—	(787)
Other comprehensive income	—	—	—	—	613	613

Balance at September 30, 2016	4,378,436	$9,370	$31,495	$10,126	$24	$51,015

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2015. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2015 included in Financial’s Annual Report on Form 10-K. Results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Note 3 – Earnings Per Common Share (EPS)

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of 1999 Financial (the “1999 Plan”) are considered in calculating diluted earnings per share. The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2016 and 2015.

Note 3 – Earnings Per Common Share (EPS) (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$1,055,000	$983,000	$2,993,000	$2,867,000
Basic EPS weighted average shares outstanding	4,378,436	3,371,616	4,378,436	3,371,616
Incremental shares attributable to stock options	—	—	—	—

Diluted EPS weighted average shares outstanding	4,378,436	3,371,616	4,378,436	3,371,616

Basic earnings per common share	$0.24	$0.29	$0.68	$0.85

Diluted earnings per common share	$0.24	$0.29	$0.68	$0.85

The following table sets forth the option shares that were not included in calculating the diluted earnings because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Options excluded from calculating diluted EPS because their effect was anti-dilutive	636	66,313	636	66,313

The foregoing shares were anti-dilutive because the exercise price of the options was greater than the market price on September 30, 2016 and 2015.

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Note 4 – Stock Based Compensation (continued)

Stock option plan activity for the nine months ended September 30, 2016 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Options outstanding, January 1, 2016	636	$12.79
Granted	—	—
Exercised	—	—
Forfeited	—	—

Options outstanding, September 30, 2016	636	12.79	1.67	$—

Options exercisable, September 30, 2016	636	$12.79	1.67	$—

Intrinsic value is calculated by subtracting the exercise price of option shares from the market price of underlying shares as of September 30, 2016 and multiplying that amount by the number of options outstanding. No intrinsic value exists where the exercise price is greater than the market price on a given date.

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

Note 5 – Fair Value Measurements (continued)

		Carrying Value at September 30, 2016 (in thousands)
Description	Balance as of September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US agency obligations	$14,096	$—	$14,096	$—
Mortgage-backed securities	12,927	—	12,927	—
Municipals	10,282	—	10,282	—
Corporates	2,617		2,617

Total available-for-sale securities	$39,922	$—	$39,922	$—

		Carrying Value at December 31, 2015 (in thousands)
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US agency obligations	$18,810	$—	$18,810	$—
Mortgage-backed securities	10,647	—	10,647	—
Municipals	5,034	—	5,034	—
Corporates	1,505	—	1,505	—

Total available-for-sale securities	$35,996	$—	$35,996	$—

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

Note 5 – Fair Value Measurements (continued)

Loans held for sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended September 30, 2016. Gains and losses on the sale of loans are recorded within gains on sales of loans held for sale, net on the Consolidated Statements of Income.

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

		Carrying Value at September 30, 2016
Description	Balance as of September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$2,540	$—	$—	$2,540
Loans held for sale	3,048	—	3,048	—
Other real estate owned	2,370	—	—	2,370

*	Includes loans charged down to the net realizable value of the collateral.

		Carrying Value at December 31, 2015
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$2,896	$—	$—	$2,896
Loans held for sale	1,964	—	1,964	—
Other real estate owned	1,965	—	—	1,965

*	Includes loans charged down to the net realizable value of the collateral.

Note 5 – Fair Value Measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2016 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$2,540	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)
OREO	2,370	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2015 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$2,896	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 45% (15%)
OREO	1,965	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

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

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at September 30, 2016 and December 31, 2015 and therefore are not included in the table below.

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows (in thousands):

		Fair Value Measurements at September 30, 2016 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$16,206	$16,206	$—	$—	$16,206
Fed funds sold	9,725	9,725			9,725
Securities
Available-for-sale	39,922	—	39,922	—	39,922
Held-to-maturity	3,304	—	3,425	—	3,425
Restricted stock	1,373		1,373		1,373
Loans, net	457,136	—	—	465,182	465,182
Loans held for sale	3,048	—	3,048	—	3,048
Interest receivable	1,307	—	1,307	—	1,307
BOLI	12,586	—	12,586	—	12,586
Liabilities
Deposits	$507,397	$—	$510,504	$—	$510,504
Interest payable	77	—	77	—	77

		Fair Value Measurements at December 31, 2015 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$15,952	$15,952	$—	$—	$15,952
Fed funds sold	12,703	12,703			12,703
Securities
Available-for-sale	35,996	—	35,996	—	35,996
Held-to-maturity	2,519	—	2,649	—	2,649
Restricted stock	1,313	—	1,313		1,313
Loans, net	430,445	—	—	438,322	438,322
Loans held for sale	1,964	—	1,964	—	1,964
Interest receivable	1,248	—	1,248	—	1,248
BOLI	9,781	—	9,781	—	9,781
Liabilities
Deposits	$467,610	$—	$468,773	$—	$468,773
Capital notes	10,000	—	10,024	—	10,024
Interest payable	61	—	61	—	61

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

Note 7 – Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	Amortized Costs	September 30, 2016 Gross Unrealized		Fair Value
		Gains	(Losses)
Held-to-Maturity
US agency obligations	$3,304	$121	$—	$3,425

Available-for-Sale
US agency obligations	14,372	10	(286)	14,096
Mortgage-backed securities	12,809	125	(7)	12,927
Municipals	10,078	256	(52)	10,282
Corporates	2,627	2	(12)	2,617

	$39,886	$393	$(357)	$39,922

	Amortized Costs	December 31, 2015 Gross Unrealized		Fair Value
		Gains	(Losses)
Held-to-Maturity
US agency obligations	$2,519	$130	$—	$2,649

Available-for-Sale
US agency obligations	19,606	3	(799)	18,810
Mortgage-backed securities	10,778	4	(135)	10,647
Municipals	4,984	84	(34)	5,034
Corporates	1,521	—	(16)	1,505

	$36,889	$91	$(984)	$35,996

Note 7 – Securities (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2016 and December 31, 2015 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
September 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$13,077	$286	$—	$—	$13,077	$286
Mortgage-backed securities	3,461	7	—	—	3,461	7
Municipals	3,964	52	—	—	3,964	52
Corporates	2,087	12	—	—	2,087	12

Total	$22,589	$357	$—	$—	$22,589	$357

	Less than 12 months		More than 12 months		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
U.S. agency obligations	$7,160	$353	$10,650	$446	$17,810	$799
Mortgage-backed securities	6,726	77	1,979	58	8,705	135
Municipals	2,341	25	503	9	2,844	34
Corporates	1,505	16	—	—	1,505	16

Total	$17,732	$471	$13,132	$513	$30,864	$984

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

At September 30, 2016, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of September 30, 2016, the Bank owned 18 securities that were being evaluated for other than temporary impairment. Six of these securities were S&P rated AAA, 11 were rated AA and one was rated A. As of September 30, ten of these securities were direct obligations of the U.S. government or government sponsored entities, six were municipal issues, and two were investments in domestic corporate issued securities.

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

Note 8 – Business Segments (continued)

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 was as follows (dollars in thousands):

Business Segments

	Community Banking	Mortgage	Total
Nine months ended September 30, 2016
Net interest income	$14,297	$—	$14,297
Provision for loan losses	595	—	595

Net interest income after provision for loan losses	13,702	—	13,702
Noninterest income	1,816	1,789	3,605
Noninterest expenses	11,466	1,427	12,893

Income before income taxes	4,052	362	4,414
Income tax expense	1,298	123	1,421

Net income	$2,754	$239	$2,993

Total assets	$556,824	$3,128	$559,952

Nine months ended September 30, 2015
Net interest income	$13,011	$—	$13,011
Provision for loan losses	277	—	277

Net interest income after provision for loan losses	12,734	—	12,734
Noninterest income	1,428	1,795	3,223
Noninterest expenses	10,390	1,343	11,733

Income before income taxes	3,772	452	4,224
Income tax expense	1,203	154	1,357

Net income	$2,569	$298	$2,867

Total assets	$503,741	$3,874	$507,615

Three months ended September 30, 2016
Net interest income	$4,867	$—	$4,867
Provision for loan losses	145	—	145

Net interest income after provision for loan losses	4,722	—	4,722
Noninterest income	688	593	1,281
Noninterest expenses	3,985	464	4,449

Income before income taxes	1,425	129	1,554
Income tax expense	455	44	499

Net income	$970	$85	$1,055

Total assets	$556,824	$3,128	$559,952

Three months ended September 30, 2015
Net interest income	$4,491	$—	$4,491
Provision for loan losses	120	—	120

Net interest income after provision for loan losses	4,371	—	4,371
Noninterest income	561	637	1,198
Noninterest expenses	3,613	505	4,118

Income before income taxes	1,319	132	1,451
Income tax expense	423	45	468

Net income	$896	$87	$983

Total assets	$503,741	$3,874	$507,615

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

Loan Segments:	Loan Classes:

Commercial	Commercial and industrial loans

Commercial real estate	Commercial mortgages – owner occupied

Commercial mortgages – non-owner occupied

Commercial construction

Consumer	Consumer unsecured

Consumer secured

Residential	Residential mortgages

Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	September 30, 2016	December 31, 2015
Commercial	$85,330	$76,773
Commercial real estate	228,689	217,125
Consumer	84,148	81,531
Residential	63,922	59,699

Total loans (1)	462,089	435,128
Less allowance for loan losses	4,953	4,683

Net loans	$457,136	$430,445

(1)	Includes deferred costs of $199 and $263, respectively.

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

Note 9 – Loans, allowance for loan losses and OREO (continued)

Loans on Non-Accrual Status

(dollars in thousands)

	As of
	September 30, 2016	December 31, 2015
Commercial	$369	$483
Commercial Real Estate:
Commercial Mortgages – Owner Occupied	859	799
Commercial Mortgages – Non-Owner Occupied	—	514
Commercial Construction	256	367
Consumer
Consumer Unsecured	—	31
Consumer Secured	27	269
Residential:
Residential Mortgages	853	695
Residential Consumer Construction	71	248

Totals	$2,435	$3,406

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. OREO increased to $2,370,000 on September 30, 2016 from $1,965,000 on December 31, 2015. The following table represents the changes in OREO balance during the nine months ended September 30, 2016 and year ended December 31, 2015.

OREO Changes

(dollars in thousands)

	Nine months ended September 30, 2016	Year ended December 31, 2015
Balance at the beginning of the year (net)	$1,965	$956
Transfers from loans	475	1,425
Capitalized costs	—	25
Writedowns	(50)	(75)
Sales proceeds	(21)	(360)
Gain (loss) on disposition	1	(6)

Balance at the end of the period (net)	$2,370	$1,965

At September 30, 2016 and December 31, 2015, the Company had no consumer mortgage loan secured by residential real estate for which foreclosure was in process. The Company held one residential real estate property in other real estate owned as of September 30, 2016 and no residential real estate property in other real estate owned as of December 31, 2015.

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans (dollars in thousands) As of and For the Nine Months Ended September 30, 2016
2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$528	$528	$—	$264	$23
Commercial Real Estate
Commercial Mortgages – Owner Occupied	3,042	3,088	—	3,062	108
Commercial Mortgage Non-Owner Occupied	352	352	—	265	18
Commercial Construction	—	—	—	14	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	19	19	—	20	1
Residential
Residential Mortgages	1,741	1,795	—	1,869	51
Residential Consumer Construction	—	—	—	86	—
With An Allowance Recorded:
Commercial	$986	$1,081	$535	$1,083	$25
Commercial Real Estate
Commercial Mortgages – Owner Occupied	1,598	1,619	260	1,238	65
Commercial Mortgage Non-Owner Occupied	75	75	20	374	4
Commercial Construction	169	647	75	255	—
Consumer
Consumer Unsecured	—	—	—	16	—
Consumer Secured	111	111	111	151	6
Residential
Residential Mortgages	451	478	72	551	19
Residential Consumer Construction	—	—	—	—	—
Totals:
Commercial	$1,514	$1,609	$535	$1,347	$48
Commercial Real Estate
Commercial Mortgages – Owner Occupied	4,640	4,707	260	4,300	173
Commercial Mortgage Non-Owner Occupied	427	427	20	639	22
Commercial Construction	169	647	75	269	—
Consumer
Consumer Unsecured	—	—	—	16	—
Consumer Secured	130	130	111	171	7
Residential
Residential Mortgages	2,192	2,273	72	2,420	70
Residential Consumer Construction	—	—	—	86	—

	$9,072	$9,793	$1,073	$9,248	$320

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans (dollars in thousands) As of and For the Year Ended December 31, 2015
2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$—	$—	$—	$1,009	$—
Commercial Real Estate
Commercial Mortgages – Owner Occupied	3,082	3,100	—	2,959	174
Commercial Mortgage Non-Owner Occupied	177	177	—	628	12
Commercial Construction	27	514	—	244	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	20	20	—	21	1
Residential
Residential Mortgages	1,997	2,027	—	1,466	86
Residential Consumer Construction	171	176	—	86	4
With An Allowance Recorded:
Commercial	$1,180	$1,256	$610	$1,293	$38
Commercial Real Estate
Commercial Mortgages – Owner Occupied	877	883	163	865	35
Commercial Mortgage Non-Owner Occupied	672	738	175	399	38
Commercial Construction	340	700	75	170	—
Consumer
Consumer Unsecured	31	32	31	16	1
Consumer Secured	190	193	153	155	10
Residential
Residential Mortgages	650	800	87	740	42
Residential Consumer Construction	—	—	—	—	—
Totals:
Commercial	$1,180	$1,256	$610	$2,302	$38
Commercial Real Estate
Commercial Mortgages – Owner Occupied	3,959	3,983	163	3,824	209
Commercial Mortgage Non-Owner Occupied	849	915	175	1,027	50
Commercial Construction	367	1,214	75	414	—
Consumer
Consumer Unsecured	31	32	31	16	1
Consumer Secured	210	213	153	176	11
Residential
Residential Mortgages	2,647	2,827	87	2,206	128
Residential Consumer Construction	171	176	—	86	4

	$9,414	$10,616	$1,294	$10,051	$441

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Nine Months Ended September 30, 2016
2016	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$1,195	$1,751	$1,073	$664	$4,683
Charge-offs	(97)	(156)	(239)	—	(492)
Recoveries	5	126	35	1	167
Provision	392	332	53	(182)	595

Ending Balance	$1,495	$2,053	$922	$483	$4,953

Ending Balance: Individually evaluated for impairment	$535	$355	$111	$72	$1,073

Ending Balance: Collectively evaluated for impairment	960	1,698	811	411	3,880

Totals:	$1,495	$2,053	$922	$483	$4,953

Loans:
Ending Balance: Individually evaluated for impairment	$1,514	$5,236	$130	$2,192	$9,072

Ending Balance: Collectively evaluated for impairment	83,816	223,453	84,018	61,730	453,017

Totals:	$85,330	$228,689	$84,148	$63,922	$462,089

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Year Ended December 31, 2015
2015	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$1,235	$2,194	$812	$549	$4,790
Charge-offs	(294)	(64)	(257)	—	(615)
Recoveries	14	122	54	36	226
Provision	240	(501)	464	79	282

Ending Balance	$1,195	$1,751	$1,073	$664	$4,683

Ending Balance: Individually evaluated for impairment	$610	$413	$184	$87	$1,294

Ending Balance: Collectively evaluated for impairment	585	1,338	889	577	3,389

Totals:	$1,195	$1,751	$1,073	$664	$4,683

Loans:
Ending Balance: Individually evaluated for impairment	$1,180	$5,175	$241	$2,818	$9,414

Ending Balance: Collectively evaluated for impairment	75,593	211,950	81,290	56,881	425,714

Totals:	$76,773	$217,125	$81,531	$59,699	$435,128

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Loans as of September 30, 2016 (dollars in thousands)
2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$13	$—	$369	$382	$84,948	$85,330	$—
Commercial Real Estate:
Commercial Mortgages – Owner Occupied	625	—	859	1,484	86,852	88,336	—
Commercial Mortgages – Non-Owner Occupied	88	—	—	88	128,429	128,517	—
Commercial Construction	—	—	256	256	11,580	11,836	—
Consumer:
Consumer Unsecured	19	—	—	19	7,551	7,570	—
Consumer Secured	362	—	—	362	76,216	76,578	—
Residential:
Residential Mortgages	1,071	258	802	2,131	50,636	52,767	—
Residential Consumer Construction	—	—	71	71	11,084	11,155	—

Total	$2,178	$258	$2,357	$4,793	$457,296	$462,089	$—

	Age Analysis of Past Due Loans as of December 31, 2015 (dollars in thousands)
2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$—	$244	$483	$727	$76,046	$76,773	$—
Commercial Real Estate:
Commercial Mortgages – Owner Occupied	425	571	426	1,422	75,549	76,971	—
Commercial Mortgages – Non-Owner Occupied	189	90	438	717	126,138	126,855	—
Commercial Construction	—	—	367	367	12,932	13,299	—
Consumer:
Consumer Unsecured	2	—	31	33	6,828	6,861	—
Consumer Secured	198	68	128	394	74,276	74,670	—
Residential:
Residential Mortgages	512	468	543	1,523	48,490	50,013	—
Residential Consumer Construction	—	—	248	248	9,438	9,686	—

Total	$1,326	$1,441	$2,664	$5,431	$429,697	$435,128	$—

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Credit Quality Information – by Class September 30, 2016 (dollars in thousands)
2016	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$81,422	$1,690	$649	$1,569	$—	$85,330
Commercial Real Estate:
Commercial Mortgages – Owner Occupied	80,305	3,014	304	4,713	—	88,336
Commercial Mortgages – Non Owner Occupied	123,754	3,546	652	565	—	128,517
Commercial Construction	11,580	—	—	256	—	11,836
Consumer
Consumer Unsecured	7,570	—	—	—	—	7,570
Consumer Secured	76,231	—	—	347	—	76,578
Residential:
Residential Mortgages	50,058	—	246	2,463	—	52,767
Residential Consumer Construction	11,084	—	—	71	—	11,155

Totals	$442,004	$8,250	$1,851	$9,984	$—	$462,089

	Credit Quality Information – by Class December 31, 2015 (dollars in thousands)
2015	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$73,831	$290	$1,457	$1,195	$—	$76,773
Commercial Real Estate:
Commercial Mortgages – Owner Occupied	68,813	1,353	2,801	4,004	—	76,971
Commercial Mortgages – Non Owner Occupied	120,462	1,558	3,895	940	—	126,855
Commercial Construction	12,932	—	—	367	—	13,299
Consumer
Consumer Unsecured	6,830	—	—	31	—	6,861
Consumer Secured	73,825	276	50	519	—	74,670
Residential:
Residential Mortgages	47,180	—	—	2,833	—	50,013
Residential Consumer Construction	9,438	—	—	248	—	9,686

Totals	$413,311	$3,477	$8,203	$10,137	$—	$435,128

Note 9 – Loans, allowance for loan losses and OREO (continued)

There were no loan modifications that would have been classified as TDRs during the three and nine months ended September 30, 2016.

There were no loan modifications that would have been classified as TDRs during the three months ended September 30, 2015

The following table describe the loan modifications classified as TDRs during the nine months ended September 30, 2015:

For the Nine Months Ended September 30, 2015 (dollars in thousands)
Troubled Debt Restructurings During the Period	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	1	$19	$19
Commercial Real Estate	2	452	452

The loans noted in the table above were modified during the period to extend maturity only. These loans are factored into the determination of the allowance for loan losses as of the period indicated and are included in the Bank’s impaired loan analysis and individually evaluated for impairment.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three and nine months ended September 30, 2016 and 2015.

At September 30, 2016 and December 31, 2015, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: 1) Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 3) Requires

Note 10 – Recent accounting pronouncements (continued)

separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). 4) Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

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

During March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria remain intact. The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-05 to have a material impact on its consolidated financial statements.

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

During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.

During August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “expect,” “intend,” “anticipate,” “plan” and similar expressions and variations thereof identify certain of such forward-looking statements which speak only as of the dates on which they were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-

looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which we operate); competition for our customers from other providers of financial services; government legislation and regulation relating to the banking industry (which changes from time to time and over which we have no control) including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act; changes in the value of real estate securing loans made by the Bank; changes in interest rates; and material unforeseen changes in the liquidity, results of operations, or financial condition of our customers. Other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make.

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

The Bank’s principal office is located at 828 Main Street, Lynchburg, Virginia 24504 and its telephone number is (434) 846-2000. The Bank also maintains a website at www.bankofthejames.bank.

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

The Bank services its banking customers through the following locations in Virginia:

Full Service Branches

•	The main office located at 828 Main Street in Lynchburg (the “Main Street Office”),

•	A branch located at 615 Church Street in Lynchburg (the “Church Street Branch”),

•	A branch located at 5204 Fort Avenue in Lynchburg (the “Fort Avenue Branch”),

•	A branch located at 4698 South Amherst Highway in Amherst County (the “Madison Heights Branch”),

•	A branch located at 17000 Forest Road in Forest (the “Forest Branch”),

•	A branch located at 4935 Boonsboro Road, Suites C and D in Lynchburg (the “Boonsboro Branch”),

•	A branch located at 164 South Main Street, Amherst, Virginia (the “Amherst Branch”),

•	A branch located at 1405 Ole Dominion Boulevard in the Town of Bedford, Virginia, located off of Independence Boulevard (the “Bedford Branch”),

•	A branch located at 1110 Main Street, Altavista, Virginia (the “Altavista Branch”), and

•	A branch located at 1391 South High Street, Harrisonburg, VA (the “Harrisonburg Branch”).

•	A branch located at 180 Old Courthouse Rd, Appomattox, VA (the “Appomattox Branch”)

Limited Service Branches

•	Westminster-Canterbury facilities located at 501 VES Road, Lynchburg, Virginia,

•	Westminster-Canterbury facilities located at 250 Pantops Mountain Road, Charlottesville, Virginia,

•	Luxor Office Park LLC, 1430 Rolkin Court Suite 203, Charlottesville, Virginia (the “Charlottesville Branch”).

Loan Production Offices

•	Residential mortgage loan production office located at the Forest Branch,

•	Commercial loan and residential mortgage loan production office located at 3959 Electric Road SW, Suite 280, Roanoke, Virginia,

•	Commercial and consumer loan production office located at the Charlottesville Branch.

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

September 30, 2016 (in thousands)
Commitments to extend credit	$90,163
Letters of Credit	3,214

Total	$93,377

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of September 30, 2016 and December 31, 2015 and the results of operations of Financial for the three and nine month periods ended September 30, 2016 and 2015. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

September 30, 2016 as Compared to December 31, 2015

Total assets were $559,952,000 on September 30, 2016 compared with $527,143,000 at December 31, 2015, an increase of 6.22%. The increase in total assets was due to an increase in deposits which were used to fund loan growth for the nine months of 2016. On January 5, 2016, the Company retired $10,000,000 in capital notes issued by the Company in 2012, which offset the increase in deposits as of September 30, 2016 from December 31, 2015.

Total deposits increased from $467,610,000 as of December 31, 2015 to $507,397,000 on September 30, 2016, an increase of 8.51%. The increase resulted from an increase in each of our deposit categories. In particular, noninterest bearing demand deposits increased from $91,325,000 on December 31, 2015 to $102,547,000 on September 30, 2016 and time deposits increased from $143,421,000 on December 31, 2015 to $163,965,000 on September 30, 2016.

Total loans, excluding loans held for sale, increased to $462,089,000 on September 30, 2016 from $435,128,000 on December 31, 2015. Loans, excluding loans held for sale and net of deferred fees and costs and the allowance for loan losses, increased to $457,136,000 on September 30, 2016 from $430,445,000 on December 31, 2015, an increase of 6.20%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	September 30, 2016		December 31, 2015
	Amount	Percentage	Amount	Percentage
Commercial	$85,330	18.47%	$76,773	17.64%
Commercial Real Estate	228,689	49.49%	217,125	49.90%
Consumer	84,148	18.21%	81,531	18.74%
Residential	63,922	13.83%	59,699	13.72%

Total loans	$462,089	100.00%	$435,128	100.00%

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned (“OREO”) decreased to $4,805,000 on September 30, 2016 from $5,371,000 on December 31, 2015. OREO increased to $2,370,000 on September 30, 2016 from $1,965,000 on December 31, 2015. This increase was due to the Bank’s foreclosure on four properties in the nine months ended September 30, 2016 (two properties in the first quarter and two properties in the second quarter) on real estate that secured loans then classified as non-performing. Following the foreclosure and subsequent re-categorization, non-performing loans decreased from $3,406,000 at December 31, 2015 to $2,435,000 at September 30, 2016. As discussed in more detail below under “Results of Operations – Allowance for Loan Losses,” management had provided for the anticipated losses on these loans in the allowance for loan losses. If interest on non-accrual loans had been accrued, such interest cumulatively would have approximated $423,000 and $472,000 as of September 30, 2016 and December 31, 2015, respectively. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for loan losses charged against earnings. These loans were included in the non-performing loan totals listed above.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure, deeds in lieu of foreclosure or repossession. On December 31, 2015, the Bank was carrying three OREO properties on its books at a value of $1,965,000. During the nine months ended September 30, 2016, the Bank acquired four additional OREO properties and disposed of one OREO property, and as of September 30, 2016 the Bank is carrying six OREO properties at a value of $2,370,000. The OREO properties are available for sale and are being actively marketed on the Bank’s website and through other means.

The Bank had loans in the amount of $457,000 at September 30, 2016 classified as performing Troubled Debt Restructurings (“TDRs”) as compared to $646,000 at December 31, 2015. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

Cash and cash equivalents decreased to $25,931,000 on September 30, 2016 from $28,655,000 on December 31, 2015. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). The decrease in cash and cash equivalents was due primarily to the use of $10,000,000 from the common stock private placement to retire the Company’s capital notes in the first quarter. In addition, cash and cash equivalents are subject to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts. The increase in time deposits discussed above has been used to fund loans and investments.

Securities held-to-maturity increased to $3,304,000 on September 30, 2016 from $2,519,000 on December 31, 2015. Following the call of a security in the amount of $500,000, the Bank reinvested the proceeds plus an additional $790,000 in another security. Securities available-for-sale increased to $39,922,000 on September 30, 2016, from $35,996,000 on December 31, 2015. The increase resulted from the Bank’s desire to build on-balance sheet liquidity and because of a slight increase in interest rates. During the nine months ended September 30, 2016 the Bank received $8,675,000 in proceeds from calls, maturities, and paydowns of securities available-for-sale and $19,934,000 in proceeds from the sale of securities available-for-sale. The Bank purchased $31,576,000 in securities available-for sale during the same period.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $565,000 at September 30, 2016 and $505,000 at December 31, 2015, an increase of $60,000. This increase is attributable to the FHLBA’s increase in minimum ownership requirements. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At September 30, 2016, Financial, on a consolidated basis, had liquid assets of $65,853,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, and available-for-sale investments. Of this amount, approximately $9,529,000 of the available-for-sale securities are pledged as collateral with $4,316,000 pledged as security for public deposits and $5,213,000 pledged as security on a line of credit the Bank may draw on from time to time to meet liquidity needs. This line of credit currently has a zero balance. Management believes that liquid assets were adequate at September 30, 2016. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, if additional liquidity is needed, the Bank has the ability to purchase federal funds on the open market, borrow from the FHLBA using loans or investments within the Bank’s portfolio as collateral, and to borrow from the Federal Reserve Bank’s discount window.

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

At September 30, 2016, the Bank had a leverage ratio of approximately 9.14%, a Tier 1 risk-based capital ratio and a CET1 ratio of approximately 10.65% and a total risk-based capital ratio of approximately 11.69%. As of September 30, 2016 and December 31, 2015 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of September 30, 2016 and December 31, 2015:

Bank Level Only Capital Ratios

Analysis of Capital (in 000’s)	September 30, 2016	December 31, 2015
Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	19,325	19,325
Retained earnings	27,542	24,711

Total Tier 1 capital	$50,609	$47,778

Tier 2 capital
Allowance for loan losses	$4,953	$4,683
Total Tier 2 capital:	$4,953	$4,683

Total risk-based capital	$55,562	$52,461

Risk weighted assets	$475,318	$446,201
Average total assets	$553,575	$518,096

	Actual		Regulatory Benchmarks
	September 30, 2016	December 31, 2015	For Capital Adequacy Purposes	For Well Capitalized Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.14%	9.22%	4.00%	5.00%
Common Equity Tier 1 capital	10.65%	10.71%	4.50%	6.50%
Tier 1 risk-based capital ratio	10.65%	10.71%	6.00%	8.00%
Total risk-based capital ratio	11.69%	11.76%	8.00%	10.00%

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $1,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis at September 30, 2016 would be comparable to those of the Bank.

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

The capital conservation buffer will be phased in between January 1, 2016 when it will begin at 0.625% and increase by an additional 0.625% annually until it reaches 2.5% on January 1, 2019. This will result in an effective Tier 1 capital ratio of 8.5% upon full implementation. The capital conservation buffer will limit capital distributions, stock redemptions, and certain discretionary bonuses. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and Financial to pay dividends, repurchase shares or pay discretionary bonuses. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

Earnings Summary

Financial had net income including all operating segments of $1,055,000 and $2,993,000 for the three and nine months ended September 30, 2016, compared to $983,000 and $2,867,000 for the comparable periods in 2015. Basic and diluted earnings per common share for the three and nine months ended September 30, 2016 were $0.24 and $0.68, compared to basic and diluted earnings per share of $0.29 and $0.85 for the three and nine months ended September 30, 2015. Diluted earnings per share in the third quarter and nine months of 2016 reflected a 30% increase in the number of weighted average shares outstanding compared with the third quarter and nine months of 2015, resulting primarily from the issuance of one million new shares of the Company’s common stock on December 3, 2015.

The increase in net income for the three and nine months ended September 30, 2016 as compared to the prior year was due primarily to increases in net interest income and non-interest income. The increases were partially offset by an increase in non-interest expense arising from the Bank’s recent expansion into Charlottesville, Harrisonburg, and Roanoke. These expansions resulted in increases in personnel expense, occupancy expense, professional and data processing expense, and marketing expense.

These operating results represent an annualized return on average stockholders’ equity of 8.34% and 8.10% for the three and nine months ended September 30, 2016, compared with 10.64% for both the three and nine months ended September 30, 2015. This decrease for the three and nine months was the result of an increase in outstanding shares resulting from the company’s issuance of common stock in December 2015. The Company had an annualized return on average assets of 0.76% and 0.75% for the three and nine months ended September 30, 2016 compared with 0.79% and 0.78% for the same periods in 2015. The decrease for the three and nine months ended September 30, 2016 largely resulted from an increase in average assets since September 30, 2015.

See “Non-Interest Income” below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

Interest income increased to $5,477,000 and $16,005,000 for the three and nine months ended September 30, 2016 from $5,195,000 and $15,012,000 for the same periods in 2015, an increase of 5.43% and 6.61%, respectively. Interest income increased primarily because of increased balances in the loan portfolio. The average rate received on earning assets decreased to 4.22% and 4.25% for the three and nine months ended September 30, 2016 as compared with 4.35% and 4.37% for each of the comparable periods in 2015. The rate on total average earning assets decreased primarily because of a decrease in the rate received on loans resulting from a competitive banking environment. Management expects that competition will continue to pressure the rates we receive on loans and therefore may negatively impact our interest income.

Interest expense decreased to $610,000 and $1,708,000 for the three and nine months ended September 30, 2016 from $704,000 and $2,001,000 for the same periods in 2015, decreases of 13.35% and 14.64%, respectively. The decreases in interest expense resulted primarily from the elimination of interest paid on capital notes which the Company retired in January. This decrease was offset by an increase in interest paid on time deposits as well as interest bearing demand deposits. The Bank’s average rate paid on interest bearing deposits was 0.61% and 0.58% during the three and nine month periods ended September 30, 2016 as compared to 0.62% and 0.57% for the same periods in 2015.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and nine months ended September 30, 2016 was $4,867,000 and $14,297,000 compared to $4,491,000 and $13,011,000 for the same periods in 2015, increases of 8.37% and 9.88%, respectively. The change in net interest income for the three and nine months ended September 30, 2016 as compared with the comparable period in 2015 primarily is attributable to the increase in loan balances previously discussed. The net interest margin was 3.75% and 3.80% for the three and nine months ended September 30, 2016, as compared to 3.76% and 3.79% for the same periods a year ago.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I below.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, gains on sales of mortgage loans held for sale, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency. Non-interest income increased to $1,281,000 and $3,605,000 for the three and nine months ended September 30, 2016 from $1,198,000 and $3,223,000 for the three and nine months ended September 30, 2015. These increases for the three and nine months ended September 30, 2016 as compared to the same periods last year were due primarily due to an increase in gains on sales of securities from $10,000 and $43,000 for three and nine months ended September 30, 2015 to $218,000 and $446,000 the same periods this year. The increase for the three months ended September 30, 2016 was partially offset by a decrease in service charges, fees, and commissions and a decrease in gains on sales of loans held for sale from $397,000 and $623,000 for three months ended September 30, 2015 to $373,000 and $593,000, respectively for the three months ended September 30, 2016.

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

Purchase mortgage originations totaled approximately $11,922,000 and $38,402,000, or 54.43% and 62.13% of the total mortgage loans originated in both the three and nine months ended September 30, 2016 as compared to approximately $16,118,000 and $42,427,000, or 70.42% and 67.74%, of the total mortgage loans originated in the same periods in 2015. The decrease in amount of purchase mortgage originations resulted from a slight increase in longer-term interest rates. However, despite the increase in longer-term rates, refinancing activity continued to remain elevated primarily due to the relatively low interest rate environment as compared to long-term historical interest rate levels. Management anticipates that purchase mortgage originations will continue to represent a majority of mortgage originations. In addition, Management believes that regulatory pressure may result in a decreased number of competitors to the Mortgage division and this could result in an increase in market share.

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

Non-Interest Expense

Non-interest expense for the three and nine months ended September 30, 2016 increased to $4,449,000 and $12,893,000 from $4,118,000 and $11,733,000, an increase of 8.04% and 9.89%, respectively, from the comparable periods in 2015. This resulted from increases for personnel expense primarily related to the expansion into Charlottesville, Harrisonburg, and Roanoke, as well as increases in professional, data processing and outside expenses, marketing expenses, occupancy expenses, equipment expenses, and supplies expense. The increase in credit expense also increased primarily because of related to the increase in the number of mortgage originations. Total personnel expense was $2,318,000 and $6,717,000 for the three and nine month periods ended September 30, 2016 as compared to $2,135,000 and $6,346,000 for the same periods in 2015.

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The provision to the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon two components – specific impairment and general reserves. As discussed below, loans having a risk rating of 7 or below that are significantly past due, and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, and loan performance measures. Based on the application of the loan loss calculation, the Bank provided $145,000 and $595,000 to the allowance for loan losses for the three and nine month periods ended September 30, 2016. This compares to provisions of $120,000 and $277,000 for the comparable periods in 2015, representing increases of 20.83% and 114.80%, respectively.

General reserves related to historical loss experience have trended downward for several quarters. This downward trend is directly attributable to the Bank’s charge-off history through the most recent negative credit cycle. A significant part of the general reserve calculation incorporates how a particular loan class performs over a period of time (that is, its charge-off history). Following the financial crisis in 2008 and beyond that disrupted the banking and financial systems, the Bank’s asset quality deteriorated. This deterioration resulted in a significant increase in charge-offs against the Bank’s loan portfolio. The elevated charge-offs continued through 2011. During this period, the Bank’s loan loss methodology, which is based in part on the Bank’s charge-off history, dictated an increase in the amount allocated to the general reserve component of the loan loss reserve. Beginning in 2011, asset quality began to rapidly improve. While general reserves declined over the time period from 2011-2015, general reserves as a percentage of unimpaired loans have increased since December 31, 2015 as specific reserves have decreased.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for loan losses and constitute a realized loss. Charged-off loans were $114,000 and $492,000 for the three and nine months ended September 30, 2016 as compared to $29,000 and $489,000 for the comparable periods in 2015. While a charged off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. In the three and nine months ended September 30, 2016, the Bank had recoveries of charged off loans of $35,000 and $167,000 as compared with $71,000 and $170,000 for the comparable periods in 2015.

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. As set forth in the tables below, the Bank’s allowance arising from the specific impairment evaluation as of September 30, 2016 decreased as compared to December 31, 2015.

The percentage of the allowance for loan losses to total loans was 1.07% as of September 30, 2016 and 1.08% as of December 31, 2015. The overall balance in the allowance for loan losses increased from $4,683,000 as of December 31, 2015 to $4,953,000 as of September 30, 2016. Despite the decrease in specific and general reserves, primarily due to the overall improvement in asset quality and the improvement in historical charge-off trends, the inherent risks associated with the increasing industry concentrations and commercial real estate concentrations within the portfolio have increased the qualitative portion of the general reserve. Management believes that the current allowance for loan losses is adequate.

The following tables summarize the allowance activity for the periods indicated:

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands)
	As of and For the Nine months Ended September 30, 2016
2016	Commercial		Commercial Real Estate		Consumer	Residential		Total
Allowance for Loan Losses:
Beginning Balance	$1,195		$1,751		$1,073	$664		$4,683
Charge-offs	(97)		(156)		(239)	—		(492)
Recoveries	3		126		35	1		167
Provision	392	(2)	332	(2)	53	(182	) (1)	595

Ending Balance	$1,495		$2,053		$922	$483		$4,953

Ending Balance: Individually evaluated for impairment	$535		$355		$111	$72		$1,073

Ending Balance: Collectively evaluated for impairment	960		1,698		811	411		3,880

Totals:	$1,495		$2,053		$922	$483		$4,953

Loans:
Ending Balance: Individually evaluated for impairment	$1,514		$5,236		$130	$2,192		$9,072

Ending Balance: Collectively evaluated for impairment	83,816		223,453		84,018	61,730		453,017

Totals:	$85,330		$228,689		$84,148	$63,922		$462,089

(1)	The experience within the historical charge-off period used to calculate the allowance has improved which reduced the need for a provision relating to this segment.
(2)	The increased concentration of loan balances in the commercial segments resulted in an increase in the provision for these categories. Management has a process for the ongoing evaluation of our loans and the specific risks associated with concentrations in each segment.

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands)
	As of and For the Year Ended December 31, 2015
2015	Commercial	Commercial Real Estate		Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$1,235	$2,194		$812	$549	$4,790
Charge-offs	(294)	(64)		(257)	—	(615)
Recoveries	14	122		54	36	226
Provision	240	(501	) (1)	464	79	282

Ending Balance	$1,195	$1,751		$1,073	$664	$4,683

Ending Balance: Individually evaluated for impairment	$610	$413		$184	$87	$1,294

Ending Balance: Collectively evaluated for impairment	585	1,338		889	577	3,389

Totals:	$1,195	$1,751		$1,073	$664	$4,683

Loans:
Ending Balance: Individually evaluated for impairment	$1,180	$5,175		$241	$2,818	$9,414

Ending Balance: Collectively evaluated for impairment	75,593	211,950		81,290	56,881	425,714

Totals:	$76,773	$217,125		$81,531	$59,699	$435,128

(1)	The experience within the historical charge-off period used to calculate the allowance has improved which reduced the need for a provision relating to this segment.

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended September 30, (in thousands)		Nine months ended September 30, (in thousands)
	2016	2015	2016	2015
Balance, beginning of period	$4,887	$4,586	$4,683	$4,790
Provision for loan losses	145	120	595	277
Loans charged off	(114)	(29)	(492)	(489)
Recoveries of loans charged off	35	71	167	170

Net (charge offs) recoveries	(79)	42	(325)	(319)

Balance, end of period	$4,953	$4,748	$4,953	$4,748

No nonaccrual loans were excluded from impaired loan disclosure under current accounting rules at September 30, 2016 and December 31, 2015. If interest on these loans had been accrued, such income cumulatively would have approximated $423,000 and $472,000 on September 30, 2016 and December 31, 2015, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

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

Income Taxes

For the three and nine months ended September 30, 2016, Financial had an income tax expense of $499,000 and $1,421,000 as compared to $468,000 and $1,357,000 for the same periods in 2015. This represents an effective tax rate of 32.11% and 32.19% for the three and nine months ended September 30, 2016 as compared with 32.25% and 32.13% for the three and nine months ended September 30, 2015. Our effective rate was lower than the statutory corporate tax rate in both quarters because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance and certain tax free municipal securities.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended September 30, 2016 and 2015

(dollars in thousands)

	2016			2015
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$460,505	$5,186	4.52%	$423,988	$4,940	4.62%
Loans held for sale	4,082	41	4.03%	3,009	28	3.69%
Fed funds sold	7,237	4	0.22%	5,935	3	0.20%
Interest bearing bank balances	6,000	13	0.87%	5,000	3	0.24%
Securities (3)	40,890	232	2.28%	34,726	220	2.52%
Federal agency equities	1,257	6	1.91%	1,197	6	1.99%
CBB equity	116	—	—	116	—	—

Total earning assets	520,087	5,482	4.23%	473,971	5,200	4.35%

Allowance for loan losses	(4,963)			(4,629)
Non-earning assets	37,223			24,681

Total assets	$552,347			$494,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$130,523	$93	0.29%	$108,260	$69	0.25%
Savings	109,028	60	0.22%	112,833	61	0.21%
Time deposits	161,781	457	1.13%	135,627	423	1.24%

Total interest bearing deposits	401,332	610	0.61%	356,720	553	0.62%
Other borrowed funds
Fed funds purchased	—	—	—	16	1	24.80%
Other borrowings	—	—	—	—	—	—
Capital Notes	—	—	—	10,000	150	6.00%

Total interest-bearing liabilities	401,332	610	0.61%	366,736	704	0.76%

Non-interest bearing deposits	99,839			90,103
Other liabilities	1,016			540

Total liabilities	502,187			457,379
Stockholders’ equity	50,160			36,644

Total liabilities and Stockholders’ equity	$552,347			$494,023

Net interest income		$4,872			$4,496

Net interest margin			3.76%			3.76%

Interest spread			3.62%			3.59%

(1)	Net accretion or amortization of deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

Net Interest Margin Analysis

Average Balance Sheets

For the Nine months Ended September 30, 2016 and 2015

(dollars in thousands)

	2016			2015
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$446,637	$15,115	4.52%	$412,366	$14,292	4.63%
Loans held for sale	3,615	97	3.59%	2,263	62	3.66%
Federal funds sold	5,814	16	0.37%	7,520	12	0.21%
Interest bearing bank balances	6,000	28	0.62%	5,000	9	0.24%
Securities (3)	39,851	726	2.44%	30,862	613	2.66%
Federal agency equities	1,237	39	4.22%	1,292	40	4.14%
CBB equity	116	—	—	116	—	—

Total earning assets	503,270	16,021	4.26%	459,419	15,028	4.37%

Allowance for loan losses	(4,803)			(4,706)
Non-earning assets	36,109			34,412

Total assets	$534,576			$489,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$124,942	$248	0.27%	$105,866	$184	0.23%
Savings	111,011	180	0.22%	115,079	191	0.22%
Time deposits	152,003	1,268	1.12%	134,912	1,146	1.14%

Total interest bearing deposits	387,956	1,696	0.58%	355,857	1,521	0.57%
Other borrowed funds
Fed funds purchased	494	4	1.08%	168	2	1.59%
Repurchase agreements	—	—	—	—	—	—
Other borrowings	—	—	—	3,033	28	1.23%
Capital Notes	109	8	6.00%	10,000	450	6.00%

Total interest-bearing liabilities	388,559	1,708	0.59%	369,058	2,001	0.72%

Non-interest bearing deposits	95,291			83,444
Other liabilities	1,309			595

Total liabilities	485,159			453,097
Stockholders’ equity	49,417			36,028

Total liabilities and Stockholders’ equity	$534,576			$489,125

Net interest income		$14,313			$13,027

Net interest margin			3.80%			3.79%

Interest spread			3.66%			3.65%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.	Controls and Procedures

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

There have been no significant changes during the three and nine months ended September 30, 2016, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2016

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2016

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 14, 2016

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2016 and 2015 (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2016 and 2015; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: November 14, 2016	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President (Principal Executive Officer)

Date: November 14, 2016	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2016

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2016

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 14, 2016

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2016 and 2015 (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2016 and 2015; (vi) Notes to Unaudited Consolidated Financial Statements.