Form 10-K
period 2016-12-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2017-03-21
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate value of the voting common equity held by nonaffiliates as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $48,283,179 based on the price at which the common stock last traded on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $2.14 par value as of March 21, 2017 was approximately 4,378,436.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2017 Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 16, 2017, are incorporated by reference into Part III of this Form 10-K

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

Financial conducts two principal activities: (1) general retail and commercial banking through Bank of the James; and (2) mortgage brokerage services through Bank of the James, a division of the Bank.

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

Products and Services

Retail and Commercial Banking

The Bank currently conducts business within Virginia from 13 full-service offices and three limited service offices, one loan production office, and three mortgage production offices. The location of and services provided by each of our facilities is described in full in Item 2 on page 15. The Bank established a mortgage loan origination division that conducts business under the name “Bank of the James Mortgage, a Division of Bank of the James.” The mortgage division conducts business primarily from the division’s main office located in the Forest branch of the Bank. In addition, in 2013 the Bank expanded into Charlottesville with a loan production office (which also houses the limited service branch referenced above) and Roanoke, Virginia with a mortgage/loan production office. For a more detailed description of these facilities, see “Item 2. Properties” below.

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

Employees

As of March 21, 2017, we had approximately 133 full-time equivalent employees. None of our employees are represented by any collective bargaining agreements, and relations with employees are considered excellent. We maintain employee benefit programs that include health insurance, a flexible spending account, a health savings account, and a 401(k) plan.

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

Total population in the market area equals approximately 252,000. According to the U.S. Census, in 2010 the populations of the localities in the Region 2000 market area were approximately as follows: City of Lynchburg – 76,000; Amherst County – 32,000; Appomattox County – 15,000; Bedford County (including the Town of Bedford) – 74,000; Campbell County (including the Town of Altavista) – 55,000. The area is serviced by one daily newspaper and a number of radio and television stations providing diverse media outlets. Median family income in Region 2000 has risen over the past ten years.

Region 2000 has a broad range of services, light industry, and manufacturing plants. Principal service, industrial, research and development employers include: BWX Technologies, Inc. (nuclear fuel); AREVA (nuclear services); Centra Health, Inc. (health care services); C.B. Fleet, Inc. (medical supplies); Pacific Life (life insurance and other financial products); Frito-Lay, Inc. (snack foods); Griffin Pipe Products Co. (ductile iron pipe); R.R. Donnelley Printing Inc. (printed products); as well as six colleges including Randolph College, Sweet Briar College, Liberty University, and Lynchburg College.

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

•	The Dodd-Frank Reform Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling on the size of the Deposit Insurance Fund (DIF) and increased the floor applicable to the size of the DIF. The Dodd-Frank Act also made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.

•	The Dodd-Frank Reform Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•	The Dodd-Frank Reform Act required new disclosure relating to executive compensation and corporate governance.

•	The Dodd-Frank Reform Act implemented amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations.

•	The Dodd-Frank Reform Act established the Financial Stability Oversight Council, which will be responsible for identifying and monitoring systemic risks posed by financial firms, activities, and practices.

•	The Dodd-Frank Reform Act amended the Electronic Fund Transfer Act (EFTA) to, among other things, require that debit card interchange fees must be reasonable and proportional to the actual cost incurred by the issuer with respect to the transaction. In June 2011, the Federal Reserve Board adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements additional fraud-prevention standards. Although issuers that have assets of less than $10 billion are exempt from the Federal Reserve Board’s regulations that set maximum interchange fees, these regulations are expected to significantly affect the interchange fees that financial institutions with less than $10 billion in assets are able to collect.

•	The Dodd-Frank Reform Act eliminated (over time) the inclusion of trust preferred securities as a permitted element of Tier 1 capital.

•	The Dodd-Frank Reform Act created a special regime to allow for the orderly liquidation of systemically important financial companies, including the establishment of an orderly liquidation fund.

•	The Dodd-Frank Reform Act requires the development of regulations to address derivatives markets, including clearing and exchange trading requirements and a framework for regulating derivatives-market participants.

•	The Dodd-Frank Reform Act enhanced supervision of credit rating agencies through the Office of Credit Ratings within the SEC.

•	The Dodd-Frank Reform Act established a Bureau of Consumer Financial Protection, within the Federal Reserve, to serve as a dedicated consumer-protection regulatory body. The Consumer Financial Protection Bureau is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, small institutions. As a smaller institution, most consumer protection aspects of the Dodd-Frank Reform Act will continue to be overseen by the Federal Reserve.

Many aspects of the Dodd-Frank Reform Act are subject to rulemaking and will take effect over several years. As a result, it is difficult to anticipate the overall impact of the act on Financial. Financial continues to evaluate the potential impact of the Dodd-Frank Reform Act.

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

The Dodd-Frank Reform Act requires the SEC and the federal bank regulatory agencies to establish joint regulations or guidelines that require financial institutions with assets of at least $1 billion to disclose the structure of their incentive compensation practices and prohibit such institutions from maintaining compensation arrangements that encourage inappropriate risk-taking by providing excessive compensation or that could lead to material financial loss to the financial institution.

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

FDIC Insurance Premiums. The Bank has deposits that are insured by the Federal Deposit Insurance Corporation (FDIC). FDIC maintains a Deposit Insurance Fund (“DIF”) that is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations. FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the DIF declines in relation to the total amount of insured deposits. In 2016, the Bank expensed $363,000 in FDIC assessments which compared to $331,000 in 2015. Any increases in FDIC insurance premiums could adversely affect the Bank’s profitability.

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

If the new minimum capital ratios described above had been effective as of December 31, 2015, based on management’s interpretation and understanding of the new rules, Financial would have remained “well capitalized” as of such date.

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

Safety and Soundness. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” all such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2016, the Bank was considered “well capitalized.”

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

USA Patriot Act. The USA Patriot Act became effective on October 26, 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA Patriot Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorist activities. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Although it does create a reporting obligation, the USA Patriot Act has not materially affected the Bank’s products, services or other business activities.

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

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Current Locations and Property

Depending on such factors as cost, availability, and location, we may either lease or purchase our operating facilities. The existing facilities that we have purchased typically have been former branches of other financial institutions. As of February 28, 2017, the Bank conducts its operations from 16 locations, of which we own 7 and lease 9. The following table describes the location and general character of our operating facilities:

Address	Type of Facility	Year Opened	Owned/Leased
5204 Fort Avenue Lynchburg, Virginia	Full service branch with drive thru and ATM	2000	Owned

4698 South Amherst Highway Madison Heights, Virginia	Full service branch with drive thru and ATM	2002	Owned

17000 Forest Road Forest, Virginia	Full service branch with drive thru and ATM Headquarters for Mortgage Division	2005	Owned

164 South Main Street Amherst, Virginia	Full service branch with drive thru and ATM	2007	Owned

1405 Ole Dominion Blvd. Bedford, Virginia	Full service branch with drive thru and ATM	2008	Owned

1110 Main Street Altavista, Virginia	Full service branch with drive thru and ATM	2009	Owned

828 Main Street Lynchburg, Virginia	Corporate Headquarters; Full service branch with ATM	2004	Leased (1)

615 Church Street Lynchburg, Virginia	Full service branch with drive thru and ATM Headquarters for Investment and Insurance operations	1999	Leased (2)

4935 Boonsboro Road, Suites C and D Lynchburg, Virginia	Full service branch with drive thru and ATM	2006	Leased (3)

501 VES Road Lynchburg, Virginia	Limited service branch	2010	Leased (4)

1430 Rolkin Court Suite 203 Charlottesville, Virginia	Commercial loan origination and mortgage office as well as a limited service branch	2013	Leased (5)

1391 South High Street Harrisonburg, Virginia	Full service branch with drive thru and ATM	2015	Owned

250 Pantops Mountain Road Charlottesville, Virginia	Limited service branch	2015	Leased (6)

180 Old Courthouse Road Appomattox, Virginia	Temporary Full Service Branch with drive thru	2016	Leased (7)

225 Merchant Walk Avenue Charlottesville, Virginia	Full service branch with drive thru and ATM	2016	Leased (8)

3562 Electric Road Roanoke, Virginia	Full service branch with ATM	2017	Leased (9)

(1)	Base lease expired July 31, 2014 at which the Bank elected to exercise its first five-year renewal option. The Bank currently has one more five-year renewal option that we may exercise at our discretion subject to the terms and conditions outlined in the lease. The Bank leases this property from Jamesview Investment, LLC, which is wholly-owned by William C. Bryant III, a member of the Board of Directors of both Financial and the Bank.

(2)	Base lease expires July 31, 2019. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.
(3)	The current term expires on December 31, 2020. The Bank intends to continue operating at this location.
(4)	Base lease expires May 31, 2020. The Bank intends to continue operating at this location.
(5)	Base lease expires December 31, 2018. We have one renewal option that we may exercise at our discretion subject to the terms and conditions outlined in the lease.
(6)	Base lease expires April 30, 2020. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.
(7)	This is a land lease for a temporary location. The lease is month-to-month as of March 1, 2017.
(8)	Base lease expires October 31, 2026. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.
(9)	Base lease expires January 31, 2022. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.

We believe that each of these operating facilities is maintained in good operating condition and is suitable for our operational needs.

Interest in Additional Properties

As discussed in “Management’s Discussion and Analysis—Expansion Plans” in addition to the facilities set forth above, the Bank owns the following properties which are being held for possible expansion:

•	real property located in the Timberlake Road area of Campbell County (Lynchburg), Virginia. The existing structure located on the property is not suitable for its intended use as a branch bank. Management anticipates that it will be necessary to raze the current structures and replace it with appropriate new construction.

•	real property located at 5 Village Highway (near the intersection of Routes 501 and 24) in Rustburg, Virginia. The structure on the property has been demolished and removed. The Bank does not anticipate opening a branch at this location prior to 2018.

•	real property located near the intersection of Confederate Boulevard and Moses Avenue in Appomattox, Virginia. There is no structure on the property. The Bank anticipates construction of a permanent full service location will begin in the spring of 2017. At the completion of construction and upfit, the Bank will relocate its temporary location (180 Old Courthouse Road referenced in the location table above) to this permanent location. The Bank anticipates that construction will be complete in late 2017 or early 2018.

•	real property located at 45 South Main Street, Lexington, Virginia. The Bank does not anticipate opening a branch at this location prior to 2018.

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

Market Prices and Dividends

As of January 25, 2012, the Common Stock of Financial is traded on the NASDAQ Capital Market LLC (NASDAQ) under the symbol “BOTJ.” Prior to this time, the Common Stock of Financial was quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol “BOJF (“BOJF.OB” on some systems) and transactions generally involved a small number of shares. The following table sets forth the quarterly high and low bid prices for each quarter in fiscal 2016 and 2015 for Financial and was obtained from Bloomberg. Management believes this source to be accurate.

	Market Prices and Dividends
	Bid Price ($)
	High	Low	Dividends ($)
Fiscal 2016
Fourth Quarter	15.20	12.15	0.06
Third Quarter	13.10	11.96	0.06
Second Quarter	12.40	11.55	0.06
First Quarter	12.61	11.43	0.06

Fiscal 2015
Fourth Quarter	13.06	10.97	0.06
Third Quarter	11.50	10.80	0.06
Second Quarter	11.60	10.46	0.05
First Quarter	10.97	10.30	0.05

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 16, 2017 (the most recent date available), the Common Stock traded for $15.20 per share. As of March 21, 2017, there were approximately 4,378,436 shares of Common Stock outstanding, which shares are held by approximately 1,567 active shareholders of record.

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

On January 17, 2017 Financial declared a cash dividend for the fourth quarter of 2016 of $0.06 per common share. The dividend is payable on March 24, 2017 to shareholders of record at the close of business on March 10, 2017. Financial will evaluate the factors set forth above when making a determination of whether to continue to pay a cash dividend in 2017.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information concerning Financial’s equity compensation plans at December 31, 2016. All figures have been adjusted to reflect all prior stock dividends declared by Financial. All outstanding stock options have been issued under plans approved by shareholders.

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

Item 6.	Selected Financial Data — Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist readers in understanding and evaluating our financial condition and results of operations. You should read this discussion in conjunction with our financial statements and accompanying notes included elsewhere in this report. Because Bank of the James Financial Group, Inc. (“Financial”) has no material operations and conducts no business other than the ownership of its operating subsidiary, Bank of the James (and its divisions and subsidiary), the discussion primarily concerns the business of the Bank. However, for ease of reading and because our financial statements are presented on a consolidated basis, references to “we,” “us,” or “our” refer to Financial, Bank of the James, and their divisions and subsidiaries as appropriate. The comparison of operating results for Financial between the years ended December 31, 2016 and 2015 should be read in the context of both the size and the time frame in which the Bank has been operating.

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

As discussed in more detail below,

•	For the year ended December 31, 2016, Financial had net income of $3,286,000, a decrease of $406,000 from net income of $3,692,000, from the year ended December 31, 2015;

•	For the year ended December 31, 2016, earnings per basic and diluted common share was $0.75, as compared earnings of $1.07 per basic and diluted common share for the year ended December 31, 2015;

•	Net interest income increased to $19,224,000 for the current year from $17,611,000 for the year ended December 31, 2015;

•	Noninterest income (exclusive of net gains on sales and calls of securities) increased to $4,301,000 for the year ended December 31, 2016 from $4,144,000 for the year ended December 31, 2015;

•	Total assets as of December 31, 2016 were $574,195,000 compared to $527,143,000 at the end of 2015, an increase of $47,052,000 or 8.93%;

•	Net loans (excluding loans held for sale), net of unearned income and allowance for loan loss, increased to $464,353,000 as of December 31, 2016 from $430,445,000 as of the end of December 31, 2015, an increase of 7.88%; and

•	The net interest margin decreased 1 basis point to 3.77% for 2016, compared to 3.78% for 2015.

The following table sets forth selected financial ratios:

	For the Year Ended
	December 31,
	2016	2015	2014
Return on average equity	6.60%	9.78%	10.28%
Return on average assets	0.60%	0.74%	0.76%
Dividend yield %	1.57%	1.70%	1.46%
Average equity to total average assets	9.16%	7.59%	7.39%

Effect of Economic Trends

Although the U.S. economy continued to improve in 2016, the U.S. economy continued to experience slow growth. Locally, real estate values appear stable and with some increase in valuation. Region 2000 experienced positive trends in housing during 2015 and 2016. In 2016, the Bank continued to experience an increase in loan demand from small and medium size businesses. However, to date in 2017, loan demand from these small and medium size businesses has diminished, which management believes is partially attributable to seasonal demand. Management expects loan demand to increase slightly in the second quarter of 2017 and then remain steady throughout the rest of 2017. Management is unsure what the impact that recent and potential rate increases will be on loan demand. Due to increased asset growth, the Bank’s capital levels decreased slightly, but the Bank remains “well-capitalized” under regulatory standards.

For additional information regarding the local economy and its impact on the Company’s business refer to the Business Section in this 10-K under the caption “Location and Market Area” (Part I. Item 1. Business Section – Location and Market Area).

Management expects economic conditions to continue to improve in 2017, which could result in increased competition for banking services. Financial institutions also face continued heightened levels of scrutiny from federal and state regulators. Financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

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

The downward trend in short term interest rates which began in the last quarter of 2007 was due to the actions of the Federal Open Market Committee (“FOMC”) resulting from a deteriorating economy. Since December 2008, the federal funds target rate set by the Federal Reserve had been set at 0.00% to 0.25%. This trend began to reverse in December 2015 when the FOMC raised the target rate by 25 basis points and did so again in December 2016 and in March 2017, which resulted in the current target rate of 0.75% increasing to 1.00%. Long term interest rates have likewise begun to increase and the yield curve remains positively sloped. Although it cannot be certain, as discussed below under “Results of Operations—Net Interest Income” management believes that short term interest rates will either increase or remain stable for the foreseeable future. An increase in long-term interest rates would have an adverse impact on the Mortgage Division, primarily due to reduced refinancing opportunities.

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

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loans reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Bank had loans totaling $455,000 and $646,000 that were classified as TDRs as of December 31, 2016 and 2015, respectively.

Management considers historical trends, industry trends, peer comparisons, as well as individual classified impaired loans, in addition to historical experience to evaluate the allowance for loan losses. Our method for determining the allowance for loan losses is discussed more fully under “Provision and Allowance for Loan Losses for the Bank” below.

Other real estate owned (OREO) consists of properties acquired through foreclosure or deed in lieu of foreclosure. These properties are carried at fair value less estimated costs to sell at the date of foreclosure establishing a new cost basis. These properties are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Losses from the acquisition of property in full or partial satisfaction of loans are charged against the allowance for loan losses. Subsequent write-downs, if any, are charged against expense. Gains and losses on the sales of foreclosed properties are included in determining net income in the year of the sale. Operating costs after acquisition are expensed. The Bank had OREO totaling $2,370,00 and $1,965,000 as of December 31, 2016 and 2015, respectively.

RESULTS OF OPERATIONS

Year Ended December 31, 2016 compared to year ended December 31, 2015

Net Income

The net income for Financial for the year ended December 31, 2016 was $3,286,000 or $0.75 per basic and diluted share compared with net income of $3,692,000 or $1.07 per basic and diluted share for the year ended December 31, 2015. Note 13 of the consolidated financial statements provides additional information with respect to the calculation of Financial’s earnings per share.

The decrease of $406,000 in 2016 net income compared to 2015 was due in large part the following: i) an increase in the loan loss provision of $1,330,000, or 471.63%; and ii) an increase in non-interest expenses of $1,415,000, or 8.75%. These decreases were partially offset by i) an increase in net interest income of $1,613,000, or 9.16%; ii) an increase in non-interest income of $602,000, or 14.36%. As discussed in more detail below, we charged off $759,000 in nonperforming loans during the year ended December 31, 2016 as compared with $615,000 in 2015. The amount of the provision for loan losses was $1,612,000 in the year ended December 31, 2016 as compared to $282,000 in 2015.

These operating results represent a return on average stockholders’ equity of 6.60% for the year ended December 31, 2016 compared to 9.78% for the year ended December 31, 2015. As discussed below, Financial issued $11,520,000 in additional common stock on December 3, 2015. This increased capital and the decline in net income are the primary reasons for a decrease in the return on average stockholders’ equity in 2016 from 2015. The return on average assets for the year ended December 31, 2016 was 0.60% compared to 0.74% in 2015.

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

Interest income increased to $21,568,000 for the year ended December 31, 2016 from $20,302,000 for the year ended December 31, 2015. This increase was due to the interest earned on the increase in loan balances and was mitigated by a decrease in the yields on average earning assets which primarily consist of loans and investment securities, as discussed below.

Net interest income for 2016 increased $1,613,000 to $19,224,000 or 9.16% from net interest income of $17,611,000 in 2015. The growth in net interest income was due primarily to the interest generated from a slight increase in interest rates, increased loan balances and a decrease in our interest expense of $347,000 to $2,344,000 in 2016 from $2,691,000 in 2015. Our interest expense decreased primarily because of the retirement of $10,000,000 in 6% notes that were called in December 2015 and paid off in January 2016. This decrease in interest expense was offset by an increase in the average balances of our time deposits (which typically pay depositors a higher rate of interest than demand accounts) from $137,374,000 during 2015 to $155,346,000 in 2016. The increase was mitigated by the fact that the average interest rate paid on time deposits decreased by 1 basis point during 2016 as compared to 2015. The decrease was also offset in part by an increase in the average balance in interest bearing demand deposit accounts to $127,745,000 in 2016 from $108,139,000 in 2015 along with an increase in the average rate paid on the interest bearing demand deposit accounts to 0.28% in 2016 from 0.24% in 2015.

The net interest margin decreased to 3.77% in 2016 from 3.78% in 2015. The average rate on earning assets decreased 12 basis points from 4.35% in 2015 to 4.23% in 2016 and the average rate on interest-bearing liabilities decreased from 0.72% in 2015 to 0.59% in 2016. Management cannot predict with certainty future interest rate decisions by the FOMC

The following table shows the average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and related revenue, expense and corresponding weighted average yields and rates. The average balances used in this table and other statistical data were calculated using average daily balances.

Net Interest Margin Analysis

Average Balance Sheets

For the Year Ended December 31, 2016, 2015 and 2014

(dollars in thousands)

	2016			2015			2014
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS

Loans, including fees (1)(2)	$451,100	$20,356	4.51%	$417,594	$19,291	4.62%	$365,942	$17,447	4.77%
Loans AFS	3,611	125	3.46%	2,220	86	3.87%	1,499	64	4.27%
Federal funds sold	7,029	34	0.48%	7,883	18	0.23%	2,052	4	0.19%
Interest-bearing bank balances	6,093	31	0.51%	5,197	14	0.27%	5,000	13	0.26%
Securities (3)	41,083	976	2.38%	32,578	847	2.60%	39,093	1,195	3.06%
Federal agency equities	1,243	67	5.39%	1,268	67	5.28%	1,207	63	5.22%
CBB equity	116	—	0.00%	116	—	0.00%	116	—	0.00%

Total earning assets	510,275	21,589	4.23%	466,856	20,323	4.35%	414,909	18,786	4.53%

Allowance for loan losses	(4,819)			(4,705)			(5,099)
Non-earning assets	38,441			34,876			39,651

Total assets	$543,897			$497,027			$449,461

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	$127,745	$352	0.28%	$108,139	$256	0.24%	$101,337	$215	0.21%
Savings	110,422	238	0.22%	114,828	253	0.22%	126,791	271	0.21%
Time deposits	155,346	1,742	1.12%	137,374	1,552	1.13%	97,228	1,152	1.18%

Total interest bearing deposits	393,513	2,332	0.59%	360,341	2,061	0.57%	325,356	1,638	0.50%

Other borrowed funds
Fed funds purchased	371	4	1.08%	184	2	1.09%	963	9	0.93%
Other borrowings	—	—	0.00%	2,269	28	1.23%	3,444	78	2.26%
Capital Notes	82	8	6.00%	10,000	600	6.00%	10,000	600	6.00%

Total interest-bearing liabilities	393,966	2,344	0.59%	372,794	2,691	0.72%	339,763	2,325	0.68%

Non-interest bearing deposits	98,959			85,853			75,584
Other liabilities	1,165			634			909

Total liabilities	494,090			459,281			416,256

Stockholders’ equity	49,807			37,746			33,205

Total liabilities and Stockholders’ equity	$543,897			$497,027			$449,461

Net interest earnings		$19,245			$17,632			$16,461

Net interest margin			3.77%			3.78%			3.97%

Interest spread			3.64%			3.63%			3.84%

(1)	Net deferred loan fees and costs are included in interest income.

(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with nonaccrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities.

Interest income and expenses are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest bearing liabilities, and by the interaction of rate and volume factors. The following table shows the direct causes of the year-to-year changes in components of net interest income on a taxable equivalent basis.

	Volume and Rate (dollars in thousands) Years Ending December 31,
	2016			2015			2014
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense
Loans	$1,606	$(502)	$1,104	$2,307	$(441)	$1,866	$1,429	$(842)	$587
Federal funds sold	(2)	18	16	13	1	14	(15)	(11)	(26)
Interest bearing deposits	3	14	17	1	—	1	13	—	13
Securities	191	(62)	129	(183)	(165)	(348)	(381)	43	(338)
Restricted stock	—	—	—	3	1	4	(2)	6	4

Total earning assets	1,798	(532)	1,266	2,141	(604)	1,537	1,044	(804)	240

Liabilities:
Demand interest bearing	50	46	96	13	28	41	17	(9)	8
Savings	(15)	—	(15)	(36)	18	(18)	(15)	—	(15)
Time deposits	204	(14)	190	446	(46)	400	26	(143)	(117)
Federal funds purchased	2	—	2	(9)	2	(7)	6	2	8
Capital notes	(592)	—	(592)	—	—	—	—	—	—
Other borrowings	(14)	(14)	(28)	(18)	(32)	(50)	(3)	5	2

Total interest-bearing liabilities	$(365)	$18	$(347)	$396	$(30)	$366	$32	$(146)	$(114)

Change in net interest income	$2,163	$(550)	$1,613	$1,745	$(574)	$1,171	$1,013	$(659)	$354

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

The Bank, through the Mortgage division originates both conforming, non-conforming consumer residential mortgage, and reverse mortgage loans primarily in the Region 2000 area as well as in Charlottesville, Harrisonburg, and Roanoke. As part of the Bank’s overall risk management strategy, all of the loans originated and closed by the Mortgage division are presold to mortgage banking or other financial institutions. The Mortgage division assumes no credit or interest rate risk on these mortgages.

The Mortgage Division originated 452 mortgage loans, totaling $84,743,000 during the year ended December 31, 2016 as compared with 444 mortgage loans, totaling $78,549,000 in 2015. Income improved with the increased origination volume. We continued to benefit from an improved pricing model that resulted from the migration of the Mortgage Division’s broker relationships to hybrid correspondent in 2013. The hybrid correspondent relationship allows the Bank to close loans in its name before an investor purchases the loan. By using the Bank’s funds to close the loan (as compared to a broker relationship in which loans are funded by the purchaser of the mortgage), the Bank is able to obtain better pricing due to the slight increase in risk. In 2015 and 2016, the Mortgage Division continued to operate in an environment in which real estate values continued to improve. Loans for new home purchases comprised 57% of the total volume in 2016 as compared to 66% in 2015. For the year ended December 31, 2016, the Mortgage Division accounted for 9.32% of Financial’s total revenue as compared with 9.30% of Financial’s total revenue for the year ended December 31, 2015. Mortgage contributed $558,000 and $549,000 to Financial’s pre-tax net income in 2016 and 2015, respectively. Although management anticipates that residential mortgage rates will remain low by historical standards throughout 2017, management also anticipates that if rates trend higher, the loan mix will continue to shift towards new home purchases and away from refinancing. The Mortgage Division continues to improve its market share in its markets. We opened a new mortgage origination office in Roanoke in October, 2013 and began originating mortgages in Charlottesville in March, 2014. In addition, in the first quarter of 2016, we also hired a new mortgage loan origination officer for the Harrisonburg Market. Management expects that continued historically low rates coupled with the Mortgage Division’s reputation in its markets and our recently-added offices and producers present an opportunity for us to continue to grow the Mortgage Division’s revenue.

Service charges and fees and commissions increased slightly to $1,444,000 for the year ended December 31, 2016 from $1,390,000 for the year ended December 31, 2015.

Our Investment division provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. The Investment division’s financial impact on our consolidated revenue has been immaterial. Although management cannot predict the financial impact of Investment with certainty, management anticipates it will continue to be an immaterial component of revenue in 2017.

In the third quarter of 2008, we began providing insurance and annuity products to Bank customers and others, through the Bank’s Insurance subsidiary. The Bank has one full-time and one part-time employee that are dedicated to selling insurance products through Insurance. Insurance generates minimal revenue and its financial impact on our consolidated revenue has been immaterial. Management anticipates that Insurance’s impact on noninterest income will remain immaterial in 2017.

Noninterest income, exclusive of gains and losses on the sale and call of securities, increased to $4,301,000 in 2016 from $4,144,000 in 2015. Inclusive of gains and losses on the sale and call of securities, noninterest income increased to $4,795,000 in 2016 from $4,193,000 in 2015. The following table summarizes our noninterest income for the periods indicated.

	Noninterest Income (dollars in thousands) December 31,
	2016	2015
Gains on sale of loans held for sale	$2,433	$2,278
Service charges, fees and commissions	1,444	1,390
Increase in cash value of life insurance	292	269
Other	132	207
Gain on sales and calls of securities, net	494	49

Total noninterest income	$4,795	$4,193

The increase in noninterest income for 2016 as compared to 2015 was primarily due to an increase in income from gains on loans held for sale and gains on sale of available-for-sale securities.

Noninterest Expense of Financial

Noninterest expenses increased from $16,179,000 for the year ended December 31, 2015 to $17,594,000 for the year ended December 31, 2016. The following table summarizes our noninterest expense for the periods indicated.

	Noninterest Expense
	(dollars in thousands)
	December 31,
	2016	2015
Salaries and employee benefits	$9,230	$8,727
Occupancy	1,312	1,204
Equipment	1,287	1,275
Supplies	480	419
Professional, data processing and other outside expenses	2,731	2,218
Marketing	686	465
Credit expense	425	301
Other real estate expenses	68	122
FDIC insurance expense	363	331
Other	1,012	1,003
Amortization of tax credit investment	—	114

Total noninterest expense	$17,594	$16,179

The increase in non-interest expense was due in large part to an increase in compensation and benefits, professional, occupancy and equipment, marketing, credit, and FDIC insurance. The increase in these costs was partially offset by a decrease in other real estate expenses as well as a decrease in the amortization expense associated with a tax credit investment. Our total personnel expense, net of direct salary costs incurred in originating certain loans (in accordance with current accounting rules), increased to $9,230,000 for the year ended December 31, 2016, from $8,727,000 for the year ended December 31, 2015. Compensation for some employees of the Mortgage Division and Investment is commission-based and therefore subject to fluctuation.

The efficiency ratio, that is the cost of producing each dollar of revenue, is determined by dividing noninterest expense by the sum of net interest income plus noninterest income. Financial’s efficiency ratio decreased from 74.20% in 2015 to 73.25% in 2016, in large part due to the increases in the above revenues.

Income Tax Expense

For the year ended December 31, 2016, Financial had federal income tax expense of $1,527,000, as compared to a federal income tax expense of $1,651,000 in 2015, which equates to effective tax rates of 31.73% and 30.90%, respectively. Our effective rate was lower than the statutory corporate tax rate in both 2016 and 2015 because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance, certain tax free municipal securities, and tax credits. Note 12 of the consolidated financial statements provides additional information with respect to our 2016 federal income tax expense and the deferred tax accounts.

ANALYSIS OF FINANCIAL CONDITION

As of December 31, 2016 and December 31, 2015

General

Our total assets were $574,195,000 at December 31, 2016, an increase of $47,052,000 or 8.93% from $527,143,000 at December 31, 2015, primarily due to an increase in loans and loans available for sale, as well as increases in both securities available-for-sale and securities held to maturity, and an increase in the cash value of bank-owned life insurance. As explained in more detail below, deposits increased from $467,610,000 on December 31, 2015 to $523,112,000 on December 31, 2016. Loans, net of unearned income and allowance, increased to $464,353,000 on December 31, 2016 from $430,445,000 on December 31, 2015.

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

Loans, net of unearned income and allowance, increased to $464,353,000 on December 31, 2016 from $430,445,000 on December 31, 2015. Total loans, including loans held for sale increased to $473,902,000 on December 31, 2016 from $437,092,000 on December 31, 2015. The increase in total loans was partially due to enhanced marketing efforts increased penetration into the Charlottesville, Harrisonburg, and Roanoke markets. We anticipate that these offices will continue to add to our loan balances. The increase is also attributed to increased calling and sales efforts by our lenders. Despite these factors, the number of qualified borrowers remains limited and competition for qualified borrowers is increasing. Management expects that the number of qualified borrowers will remain limited until the economy further improves and economic uncertainties subside.

As of December 31, 2016, the Bank had $2,550,000, or 0.54% of its total loans, in non-accrual status compared with $3,406,000, or 0.78% of its total loans, at December 31, 2015. Management is continuing its efforts to reduce non-performing assets through enhanced collection efforts and the liquidation of underlying collateral. The Bank attempts to work with borrowers on a case-by-case basis to attempt to protect the Bank’s interests. However, despite our commitment, a reduction of non-accrual loans can be dependent on improvements in employment, housing, and overall economic conditions at the local, regional and national levels. See “Asset Quality” below.

The following table summarizes the composition of the Bank’s loan portfolio for the periods indicated by dollar amount:

	Loan Portfolio
	(dollars in thousands)
	December 31,
	2016	2015	2014	2013	2012
Commercial	$88,085	$76,773	$63,259	$55,803	$55,084
Commercial real estate	237,638	217,125	207,262	172,117	153,416
Consumer	85,099	81,531	76,380	71,165	70,639
Residential	59,247	59,699	52,462	46,095	46,318

Total loans	470,069	435,128	399,363	345,180	325,457

Less allowance for loan losses	5,716	4,683	4,790	5,186	5,535

Net loans	$464,353	$430,445	$394,573	$339,994	$319,922

The following table sets forth the maturities of the loan portfolio at December 31, 2016.

	Remaining Maturities of Selected Loans (dollars in thousands)
	At December 31, 2016
	Less than One Year	One to Five Years	Greater than Five Years	Total
Commercial	$23,654	$17,604	$46,827	$88,085
Commercial real estate	15,453	49,028	173,157	237,638
Consumer	7,683	39,623	37,793	85,099
Residential	8,863	15,795	34,589	59,247

Total	$55,653	$122,050	$292,366	$470,069

For maturities over one year:
Fixed Rates	$118,454	28.58%
Variable Rates	295,962	71.42%

Total	$414,416

Deposits

We experienced an increase in deposits from $467,610,000 at December 31, 2015 to $523,112,000 at December 31, 2016, for an increase of 11.87%. Noninterest-bearing deposits increased $11,329,000 or 12.41% from $91,325,000 at December 31, 2015 to $102,654,000 at December 31, 2016. The increase in non-interest bearing deposits was due to our increased presence in Charlottesville, Harrisonburg, and Roanoke as well as increased and continued efforts to procure the primary checking accounts of our commercial loan customers. The increase can also be attributed to end of the year real estate and business closings related to our professional settlement accounts. Interest-bearing deposits increased $44,173,000, or 11.74%, from $376,285,000 at December 31, 2015 to $420,458,000 at December 31, 2016. A total of $22,044,000 in brokered certificates of deposit was included in total time deposits at December 31, 2016.

The following table sets forth the average deposit balance and the rates paid on deposits for the years indicated:

	Average Deposits and Rates Paid
	(dollars in thousands)
	Year Ended December 31,
	2016		2015		2014
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$98,959	—	$85,853	—	$75,584	—

Interest-bearing deposits
Interest checking	$77,134	0.27%	$68,686	0.25%	$61,048	0.22%
Money market	50,611	0.29%	39,453	0.21%	40,289	0.20%
Savings	110,422	0.22%	114,828	0.22%	126,791	0.21%
Time deposits
Less than $100,000 (1)	72,070	1.07%	78,236	1.11%	55,664	1.19%
Greater than $100,000 (1)	83,276	1.16%	59,138	1.16%	41,563	1.18%

Total interest-bearing deposits	$393,513	0.59%	$360,341	0.57%	$325,355	0.50%

Total deposits	$492,472		$446,194		$400,939

(1)	Although the FDIC currently insures accounts up to $250,000, the Bank considers CDs $100,000 and above as high balance CDs and therefore continues to monitor CDs at and above this amount in order to plan for liquidity needs. The total balance in CDs $250,000 and above totaled approximately $38,821,000 at December 31, 2016. Of this amount, $10,000,000 is a brokered CD that comes due on July 24, 2017, $10,044,000 is a brokered CD that comes due on June 17, 2019, and $2,000,000 is a brokered CD that matured in February 2017 and was not renewed.

The following table includes a summary of maturities of CDs greater than $100,000:

	Maturities of CD’s Greater than $ 100,000
	(dollars in thousands)
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total
At December 31, 2016	$5,828	$4,573	$17,571	$63,516	$91,488

Cash and Cash Equivalents

Cash and cash equivalents increased from $28,655,000 on December 31, 2015 to $28,683,000 on December 31, 2016. Federal funds sold amounted to $11,745,000 on December 31, 2016 compared to $12,703,000 on December 31, 2015. Fluctuations in federal funds sold generally are related to fluctuations in transactional accounts and professional settlement accounts as discussed above, and use of cash and cash equivalents to fund loan growth.

Investment Securities

The investment securities portfolio of the Bank is used as a source of income and liquidity.

The following table summarizes the fair value of the Bank’s securities portfolio for the periods indicated:

	Securities Portfolio (dollars in thousands) December 31,
	2016	2015	2014
Held-to-maturity
U.S. agency obligations	$3,273	$2,649	$2,699

Available-for-sale
U.S. treasuries	1,833	—	—
U.S. agency obligations	13,113	18,810	13,498
Mortgage - backed securities	12,005	10,647	1,982
Municipals	9,947	5,034	7,899
Corporates	3,878	1,505	1,016

Total available-for-sale	$40,776	$35,996	$24,395

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

c) Management’s target of maintaining a minimum of 6% of the Bank’s total assets in a combination of federal funds sold and investment securities (aggregate of available-for-sale and held-to-maturity portfolios); and

d) Whether the maturity or call schedule meets management’s asset/liability plan.

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

Securities held-to-maturity at carrying cost increased from $2,519,000 as of December 31, 2015 to $3,299,000 as of December 31, 2016. This increase resulted from the purchase of additional held-to-maturity securities and was partially offset by the call of one security and from the amortization of premiums within the held-to-maturity portfolio. The decision to invest in securities held-to-maturity is based on the same factors as the decision to invest in securities available-for-sale except that management invests surplus funds in securities held-to-maturity only after concluding that such funds will not be necessary for liquidity purposes during the term of such security. However, the held-to-maturity securities may be pledged for such purposes as short term borrowings and as collateral for public deposits.

The portfolio of securities available-for-sale increased to $40,776,000 as of December 31, 2016 from $35,996,000 as of December 31, 2015. The increase is a result of management’s desire to continue to increase on-balance sheet liquidity. During 2016, the Bank purchased $40,464,000 of available-for-sale securities and sold available-for-sale securities totaling $24,637,000. In addition, the Bank realized $9,744,000 from calls, maturities, and paydowns of available-for-sale securities.

The following table shows the maturities of held-to-maturity and available-for-sale securities at amortized cost and fair value at December 31, 2016 and December 31, 2015 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are not shown on a tax equivalent basis. Financial attempts to maintain diversity in its portfolio and maintain credit quality and repricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on Financial’s securities, see Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution / Yield Analysis
	(dollars in thousands)
	At December 31, 2016
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Held-to-maturity
U.S. Agency
Amortized cost	$—	$2,015	$—	$1,284	$3,299
Fair value	$—	$2,080	$—	$1,193	$3,273
Weighted average yield		4.00%		3.18%

Available-for-sale securities
U.S. Treasuries
Amortized cost	$—	$—	$1,952	$—	$1,952
Fair value	$—	$—	$1,833	$—	$1,833
Weighted average yield			1.77%
U.S. Agency
Amortized cost	$—	$—	$3,005	$11,328	$14,333
Fair value	$—	$—	$2,848	$10,266	$13,114
Weighted average yield			1.78%	2.08%
Mortgage Backed Securities
Amortized cost	$—	$—	$2,594	$9,765	$12,359
Fair value	$—	$—	$2,555	$9,451	$12,006
Weighted average yield			1.54%	2.09%
Municipals
Amortized cost	$—	$551	$3,191	$6,682	$10,424
Fair value	$—	$535	$3,205	$6,206	$9,946
Weighted average yield		1.80%	2.95%	2.96%
Corporates
Amortized cost	$—	$—	$4,132	$—	$4,132
Fair value	$—	$—	$3,877	$—	$3,877
Weighted average yield			2.28%

Total portfolio
Amortized cost	$—	$2,566	$14,874	$29,059	$46,499
Fair value	$—	$2,615	$14,318	$27,116	$44,049
Weighted average yield		3.53%	2.12%	2.34%

	Securities Portfolio Maturity Distribution / Yield Analysis
	(dollars in thousands)
	At December 31, 2015
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Held-to-maturity
U.S. Agency
Amortized cost	$—	$2,519	$—	$—	$2,519
Fair value	$—	$2,649	$—	$—	$2,649
Weighted average yield		3.50%

Available-for-sale securities
U.S. Agency
Amortized cost	$—	$—	$8,197	$11,409	$19,606
Fair value	$—	$—	$7,967	$10,843	$18,810
Weighted average yield			2.32%	3.06%
Mortgage Backed Securities
Amortized cost	$—	$—	$2,036	$8,742	$10,778
Fair value	$—	$—	$1,979	$8,668	$10,647
Weighted average yield			2.06%	1.96%
Municipals
Amortized cost	$—	$479	$1,416	$3,088	$4,983
Fair value	$—	$496	$1,402	$3,136	$5,034
Weighted average yield		5.60%	2.96%	3.51%
Corporates
Amortized cost	$—	$—	$1,521	$—	$1,521
Fair value	$—	$—	$1,505	$—	$1,505
Weighted average yield			2.78%

Total portfolio
Amortized cost	$—	$2,998	$13,171	$23,239	$39,408
Fair value	$—	$3,145	$12,853	$22,647	$38,645
Weighted average yield		3.84%	2.40%	2.70%

Cash surrender value of bank owned life insurance

On July 1, 2009, the Company funded bank owned life insurance (BOLI) for a small group of its officers, where the Company is the owner and sole beneficiary of the policies. As of December 31, 2016, the BOLI had a cash surrender value of $12,673,000, an increase of $2,892,000 from the cash surrender value of $9,781,000 as of December 31, 2015. A total of $292,000 of the increase resulted from an increase in the cash surrender value relating to the aggregate earnings on all of the BOLI policies and $2,600,000 resulted from additional BOLI purchases. The value of BOLI increases from the cash surrender values of the pool of insurance. The increase in cash surrender value is recorded as a component of noninterest income; however, the Company does not pay tax on increase in cash value. This profitability is used to offset a portion of current and future employee benefit costs. BOLI can be liquidated if necessary with associated tax costs. However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position. Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

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

At December 31, 2016, liquid assets, which include cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, and securities available-for-sale totaled $69,459,000 as compared to $64,863,000 at December 31, 2015. Management deems liquidity to be adequate. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $12,325,000 (current book value) of these securities are pledged against outstanding debt, public deposits, or lines of credit. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

The following table sets forth non-deposit sources of funding:

Funding Sources (dollars in thousands)
	December 31, 2016
Source	Capacity	Outstanding	Available
Federal funds purchased lines (unsecured)	$24,000	$—	$24,000
Federal funds purchased lines (secured)	4,452	—	4,452
Reverse repurchase agreements	5,000	—	5,000
Borrowings from FHLB Atlanta (1)	143,615	—	143,615

Total	$177,067	$—	$177,067

(1)	Currently the Bank has in place pledged collateral in the amount of approximately $39,500,000 against which $0 was drawn and outstanding on December 31, 2016. Additional collateral would be required to be pledged in order for the full $143,615,000 to be available.

At the end of 2016, approximately 74.80%, or $351,615,000 of the loan portfolio would mature or could reprice within a one-year period. At December 31, 2016, non-deposit sources of available funds totaled $177,067,000, which included $143,615,000 available from the FHLBA.

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

The capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

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

The Bank’s regulatory capital levels exceed those established for well-capitalized institutions. If the new minimum capital ratios described above had been effective as of December 31, 2015, based on management’s interpretation and understanding of the new rules, Financial would have remained “well capitalized” as of such date.

The following table (along with Note 17 of the consolidated financial statements) shows the minimum capital requirements and the Bank’s capital position as of December 31, 2016 and 2015.

Analysis of Capital for Bank of the James (Bank only) (dollars in thousands)
	December 31,
	2016	2015
Tier 1 Capital:
Common stock	$3,742	$3,742
Additional paid in capital	19,325	19,325
Retained earnings	27,582	24,711

Total Tier 1 Capital	$50,649	$47,778

Common Equity Tier 1 Capital (CET1)	$50,649	$47,778

Tier 2 Capital:
Allowable portion of allowance for loan losses	$5,716	$4,683
Total Tier 2 Capital	5,716	4,683

Total risk-based capital	$56,365	$52,461

Risk weighted assets	$488,607	$446,201

Average total assets	$566,399	$518,096

			Regulatory Minimums
	December 31,		Capital Adequacy (1)	Well Capitalized
	2016	2015
Capital Ratios
Tier 1 capital to average total assets	8.94%	9.22%	4.000%	5.000%
Common Equity Tier 1 capital	10.37%	10.71%	5.125%	6.500%
Tier 1 risk-based capital ratio	10.37%	10.71%	6.625%	8.000%
Total risk-based capital ratio	11.54%	11.76%	8.625%	10.000%

(1)	Includes phase in of capital conservation buffer.

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

On January 25, 2017, Financial closed a private placement of unregistered debt securities (the “2017 Offering”) pursuant to which Financial issued $5,000,000 in principal of notes (the “2017 Notes”). The 2017 Notes bear interest at the rate of 4% per year with interest payable quarterly in arrears. The 2017 Notes mature on January 24, 2022, but are subject to prepayment in whole or in part on or after January 24, 2018 at Financial’s sole discretion on 30 days written notice to the holders. A portion of the proceeds from the sale of the 2017 Notes will be used to provide additional capital to the Bank.

The capital ratios set forth in the above tables state the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $1,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis would be comparable to the capital ratios of the Bank because the prepayment of the 2012 Notes with the proceeds from the Common Stock Private Placement had the effect of replacing $10,000,000 in debt at the holding company level with equity.

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

Stockholders’ Equity

Stockholders’ equity increased by $1,225,000 from $48,196,000 on December 31, 2015 to $49,421,000 on December 31, 2016 because of the net income of $3,286,000 less cash dividends paid and the adjustment for other comprehensive loss.

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

Non-accrual loans decreased to $2,550,000 on December 31, 2016 from $3,406,000 on December 31, 2015. We have been successful in resolving a significant portion of our problem assets that were a result of the economic downturn, which severely impacted commercial development loans and residential speculative housing construction loans due in part to a decline in the value of the collateral supporting those loans. Management intends to continue to be proactive in quantifying and mitigating the ongoing risk associated with all asset classes. Management has provided for the anticipated losses on its non-accrual loans through specific impairment in the allowance for loan loss.

We also classify other real estate owned (OREO) as a nonperforming asset. OREO is the value of real property acquired by the Bank either at a foreclosure sale of collateral on which the Bank has a lien or by deed in lieu of foreclosure. OREO increased 20.61% to $2,370,000 on December 31, 2016 from $1,965,000 on December 31, 2015. During the twelve months ended December 31, 2016 the Bank acquired four additional OREO properties and disposed of one OREO property. As of December 31, 2016 the Bank is carrying six OREO properties at a value of $2,370,000. The following table represents the changes in OREO balance in 2016 and 2015.

OREO Changes (Dollars in Thousands)
	Year Ended December 31,
	2016	2015
Balance at the beginning of the year (net)	$1,965	$956
Transfers from Loans	470	1,425
Capitalized costs	—	25
Valuation Adjustment	(45)	(75)
Sales proceeds	(21)	(360)
Gain (loss) on disposition	1	(6)

Balance at the end of the year (net)	$2,370	$1,965

Non-accrual loans plus OREO decreased to $4,920,000 on December 31, 2016 from $5,371,000 on December 31, 2015, a decrease of 8.40%.

We also classify troubled debt restructurings (TDRs) as both performing and nonperforming assets. We measure impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. TDRs occur when we agree to significantly modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. These concessions typically are made for loss mitigation purposes and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Performing TDRs decreased to $455,000 on December 31, 2016 from $646,000 on December 31, 2015.

The following table sets forth the number of outstanding TDR contracts and the total amount of the Bank’s TDRs as of December 31, 2016 and 2015.

Troubled Debt Restructurings (Dollars in Thousands)
	December 31,
	2016	2015
Number of performing TDR contracts	3	4
Number of nonperforming TDR contracts	—	—

Total number of TDR contracts	3	4

Amount of performing TDR contracts	$455	$646
Amount of nonperforming TDR contracts	—	—

Total amount of TDRs contracts	$455	$646

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

The Bank’s allowance for loan losses increased 22.06% from $4,683,000 on December 31, 2015 to $5,716,000 on December 31, 2016, primarily due to the impairment discussed in the following paragraph as well as an increase in the general reserves.

Impairment resulting from the individual impairment analysis (ASC 310) increased primarily due to a loan loss provision in the fourth quarter related to one commercial relationship. This relationship involves two outstanding commercial loans with a principal balance on the two notes totaling approximately $915,000. The Bank has had a long-standing relationship with the borrower, who has consistently complied with its obligations as agreed. The Bank has received information related to the borrower’s business that led management to downgrade the loans. After evaluating the Bank’s collateral position and other relevant facts, management deemed these two loans to 100% impaired and therefore the Bank has added the full amount of the loans to the allowance for loan losses. The ultimate amount of the impairment may be lower depending on the amount the Bank ultimately receives from the borrower.

In addition to an increase in individual loan impairment, general reserves (ASC 450) also increased in the commercial segment and commercial real estate segment as related to amplifications in the economic factors regarding increased concentrations involving these asset classes.

As of December 31, 2016 the allowance for loan losses was equal to 1.22% of the total loan portfolio as compared with 1.08% at December 31, 2015.

No nonaccrual loans were excluded from impaired loans at December 31, 2016 and 2015. If interest on these loans had been accrued, such income cumulatively would have approximated $391,000 and $472,000 at December 31, 2016 and December 31, 2015, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the nonperforming loan totals listed below. The following table sets forth the detail of loans charged-off, recovered, and the changes in the allowance for loan losses as of the dates indicated:

	Allowance for Loan Losses
	(dollars in thousands)
	At December 31,
	2016	2015	2014	2013	2012
Balance, beginning of period	$4,683	$4,790	$5,186	$5,535	$5,612
Loans charged-off:
Commercial	328	294	165	19	739
Commercial real estate	156	64	187	932	1,061
Consumer	275	257	79	126	697
Residential	—	—	120	28	102

Total loans charged off	$759	$615	$551	$1,105	$2,599

Recoveries:
Commercial	$7	$14	$51	$37	$18
Commercial real estate	127	122	10	42	129
Consumer	44	54	39	137	77
Residential	2	36	—	—	9

Total recoveries	$180	$226	$100	$216	$233

Net charge-offs	$579	$389	$451	$889	$2,366
Provision for loan losses	1,612	282	55	540	2,289

Balance, end of period	$5,716	$4,683	$4,790	$5,186	$5,535

The following table shows the balance and percentage of the Bank’s allowance for loan losses allocated to each major category of loans:

	Allocation of Allowance for Loan Losses
	(dollars in thousands)
	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$2,192	18,74%	$1,195	17.64%	$1,235	15.84%	$1,015	16.17%	$987	16.93%
Commercial – real estate	2,109	50.55%	1,751	49.90%	2,194	51.89%	2,631	49.86%	2,849	47.14%
Consumer	954	18.10%	1,073	18.74%	812	19.13%	935	20.62%	1,057	21.70%
Residential	461	12.61%	664	13.72%	549	13.14%	605	13.35%	642	14.23%

	$5,716	100.00%	$4,683	100.00%	$4,790	100.00%	$5,186	100.00%	$5,535	100.00%

The following table provides information on the Bank’s nonperforming assets as of the dates indicated:

	Nonperforming Assets
	(dollars in thousands)
	At December 31,
	2016	2015	2014	2013	2012
Nonaccrual loans	$2,550	$3,406	$3,506	$3,066	$6,346
Foreclosed property (OREO)	2,370	1,965	956	1,451	2,112
Loans past due 90 days accruing interest	—	—	—	—	—

Total nonperforming assets	$4,920	$5,371	$4,462	$4,517	$8,458

Restructured loans – performing portion (TDR)	$455	$646	$376	$564	$572

Allowance for loan losses to period end loans	1.22%	1.08%	1.20%	1.50%	1.70%
Nonperforming assets to period end loans	1.05%	1.23%	1.13%	1.33%	2.60%
Net charge-offs to average loans	0.13%	0.09%	0.12%	0.27%	0.74%
Allowance for loan losses to non-performing loans	224.16%	137.49%	136.62%	169.15%	87.22%

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

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. As discussed above, the Bank ceased offering sweep accounts to its customers and therefore no longer has short term borrowings in the form repurchase agreements. Short-term borrowings may also include federal funds purchased, which are unsecured overnight borrowings from other financial institutions, which totaled $0 as of December 31, 2016 and December 31, 2015. Unsecured federal funds lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $11,000,000, PNC Bank $6,000,000, Suntrust Bank, $3,000,000, and Zions Bank, $4,000,000. In addition, the Bank maintains a $5,000,000 reverse repurchase agreement with Suntrust whereby securities may be pledged as collateral in exchange for funds for a minimum of 30 days with a maximum of 90 days. The Bank also maintains a secured federal funds line with Community Bankers’ Bank whereby it may pledge securities as collateral with no specified minimum or maximum amount or term. The amount outstanding on the Community Bankers’ Bank secured fed funds line was $0 as of December 31, 2016 and 2015.

Long-term borrowings are obtained through the Federal Home Loan Bank of Atlanta (“FHLBA”). The Bank’s remaining available credit through the FHLBA is $143,615,000 as of December 31, 2016, the most recent calculation.

The following information is provided for borrowings balances, rates and maturities:

	As of and for the Year Ended December 31,
	2016	2015
Short Term:
Federal funds purchased
Balance at end of year	$—	$—
Maximum month-end outstanding balance	6,255	814
Average outstanding balance during the year	371	184
Average interest rate during the year	1.08%	1.09%
Average interest rate at end of year	N/A	N/A

FHLB Borrowings:
Federal Home Loan Bank advances
Balance at end of year	$—	$—
Maximum month-end outstanding balance	—	12,000
Average outstanding balance during the year	—	2,269
Average interest rate during the year	N/A	1.23%
Average interest rate at end of year	N/A	N/A

The maximum balance on the FHLBA credit was approximately $0 and $12,000,000 for each of the years ended December 31, 2016 and December 31, 2015.

Off-Balance Sheet Arrangements

At December 31, 2016, the Bank had rate lock commitments to originate mortgage loans through its Mortgage Division amounting to approximately $4,012 and loans held for sale of $3,833. The Bank has entered into corresponding commitments with third party investors to sell each of these loans that close. No other obligation exists. As a result of these contractual relationships with these investors, the Bank is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

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

	Contract Amounts (dollars in thousands) at
	December 31,
	2016	2015
Commitments to extend credit	$93,247	$90,809
Standby letters of credit	3,466	3,097

Total	$96,713	$93,906

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

The Bank rents, under non-cancelable leases, three of its banking facilities and one mortgage production office. The Bank has liability in the form of minimum annual rental commitments under these leases as follows:

Year Ending	Amount (in thousands)
2017	$632
2018	643
2019	430
2020	173
2021	116
Thereafter	383

$2,377

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

The following financial statements are filed as a part of this report:

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Balance Sheets, December 31, 2016 and December 31, 2015

Statements of Income, Years Ended December 31, 2016 and December 31, 2015

Statements of Comprehensive Income, Years Ended December 31, 2016 and December 31, 2015

Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2016 and December 31, 2015

Statements of Cash Flows, Years Ended December 31, 2016 and December 31, 2015

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

In order to ensure that Financial’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2016. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) in 2013, by the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2016.

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

/s/ Robert R. Chapman III	/s/ J. Todd Scruggs
Chief Executive Officer & President March 21, 2017	Secretary-Treasurer (Principal Financial Officer) March 21, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bank of the James Financial Group, Inc.

Lynchburg, Virginia

We have audited the accompanying consolidated balance sheets of Bank of the James Financial Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of the James Financial Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 21, 2017

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2016	2015
Assets

Cash and due from banks	$16,938	$15,952
Federal funds sold	11,745	12,703

Total cash and cash equivalents	28,683	28,655

Securities held-to-maturity (fair value of $3,273 in 2016 and $2,649 in 2015)	3,299	2,519
Securities available-for-sale, at fair value	40,776	35,996
Restricted stock, at cost	1,373	1,313

Loans, net of allowance for loan losses of $5,716 in 2016 and $4,683 in 2015	464,353	430,445
Loans held for sale	3,833	1,964
Premises and equipment, net	10,947	10,007
Interest receivable	1,378	1,248
Cash value - bank owned life insurance	12,673	9,781
Other real estate owned	2,370	1,965
Income taxes receivable	1,214	1,096
Deferred tax asset, net	2,374	1,399
Other assets	922	755

Total assets	$574,195	$527,143

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$102,654	$91,325
NOW, money market and savings	255,429	232,864
Time	165,029	143,421

Total deposits	523,112	467,610

Capital notes	—	10,000
Interest payable	88	61
Other liabilities	1,574	1,276

Total liabilities	$524,774	$478,947

Commitments and Contingencies
Stockholders’ equity

Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$—	$—

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2016	2015
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,378,436 as of December 31, 2016 and 2015	9,370	9,370
Additional paid-in-capital	31,495	31,495
Retained earnings	10,156	7,920
Accumulated other comprehensive (loss)	(1,600)	(589)

Total stockholders’ equity	$49,421	$48,196

Total liabilities and stockholders’ equity	$574,195	$527,143

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	For the Year Ended
	December 31,
	2016	2015
Interest Income
Loans	$20,481	$19,377
Securities

US Government and agency obligations	479	570
Mortgage backed securities	201	95
Municipals - taxable	199	108
Municipals - tax exempt	41	42
Dividends	67	67
Other (Corporates)	35	11
Interest bearing deposits	31	14
Federal Funds sold	34	18

Total interest income	21,568	20,302

Interest Expense
Deposits
NOW, money market savings	590	509
Time Deposits	1,742	1,552
Federal Funds purchased	4	2
FHLB borrowings	—	28
Capital notes	8	600

Total interest expense	2,344	2,691

Net interest income	19,224	17,611

Provision for loan losses	1,612	282

Net interest income after provision for loan losses	17,612	17,329

Noninterest income
Gain on sales of loans held for sale	2,433	2,278

Service charges, fees and commissions	1,444	1,390

Increase in cash value of life insurance	292	269
Other	132	207

Gain on sales and calls of securities, net	494	49

Total noninterest income	4,795	4,193

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	For the Year Ended
	December 31,
	2016	2015
Noninterest expenses
Salaries and employee benefits	9,230	8,727
Occupancy	1,312	1,204
Equipment	1,287	1,275
Supplies	480	419

Professional, data processing, and other outside expense	2,731	2,218
Marketing	686	465
Credit expense	425	301
Other real estate expenses	68	122
FDIC insurance expense	363	331
Other	1,012	1,003
Amortization of tax credit investment	—	114

Total noninterest expenses	17,594	16,179

Income before income taxes	4,813	5,343

Income tax expense	1,527	1,651

Net Income	$3,286	$3,692

Weighted average shares outstanding - basic and diluted	4,378,436	3,451,409

Earnings per common share - basic	$0.75	$1.07

Earnings per common share - diluted	$0.75	$1.07

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	For the Year Ended December 31,
	2016	2015
Net Income	$3,286	$3,692

Other comprehensive income (loss)
Unrealized gains (losses) on securities available-for-sale	(1,044)	(255)
Tax effect	354	87
Reclassification adjustment for gains included in net income (1)	(487)	(49)
Tax effect (2)	166	17

Other comprehensive income (loss), net of tax	(1,011)	(200)

Comprehensive income	$2,275	$3,492

(1)	Gains are included in “gain on sale of available-for-sale securities, net” on the consolidated statements of income.
(2)	The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands except per share amounts)

	Total Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance at December 31, 2014	3,371,616	$7,215	$22,919	$5,031	$(389)	$34,776

Net Income	—	—	—	3,692	—	3,692

Dividends paid on common stock ($0.22 per share)	—	—	—	(803)	—	(803)

Net proceeds from issuance of 1,000,000 shares of common stock	1,000,000	2,140	8,513	—	—	10,653

Exercise of stock options	6,820	15	63	—	—	78

Other comprehensive loss	—	—	—	—	(200)	(200)

Balance at December 31, 2015	4,378,436	$9,370	$31,495	$7,920	$(589)	$48,196

Net Income	—	—	—	3,286	—	3,286

Dividends paid on common stock ($0.24 per share)	—	—	—	(1,050)	—	(1,050)

Other comprehensive loss	—	—	—	—	(1,011)	(1,011)

Balance at December 31, 2016	4,378,436	$9,370	$31,495	$10,156	$(1,600)	$49,421

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2016	2015
Cash flows from operating activities
Net Income	$3,286	$3,692

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	767	767
Net amortization and accretion of premiums and discounts on securities	276	110
(Gain) on sales of available-for-sale securities	(487)	(49)
(Gain) on call of held-to-maturity securities	(7)	—
(Gain) on sales of loans held for sale	(2,433)	(2,278)
Provision for loan losses	1,612	282
(Gain) loss on sale of other real estate owned	(1)	6
(Benefit) for deferred income taxes	(455)	(74)
Amortization of tax credit investment	—	114
(Increase) in cash value of life insurance	(292)	(269)
(Increase) in interest receivable	(130)	(2)
(Increase) in other assets	(167)	(154)
(Increase) in income taxes receivable	(118)	(151)
Increase in interest payable	27	3
Increase (decrease) in other liabilities	298	(69)
Proceeds from sales of loans held for sale	85,307	79,893
Origination of loans held for sale	(84,743)	(78,549)
Valuation adjustment on other real estate owned	45	75

Net cash provided by operating activities	$2,785	$3,347

Cash flows from investing activities
Purchases of securities held-to-maturity	$(1,290)	$—
Proceeds from maturities and calls of securities held-to-maturity	500	—
Purchases of securities available-for-sale	(40,464)	(27,019)
Proceeds from maturities, calls and paydowns of securities available-for-sale	9,744	1,622
Proceeds from sale of securities available-for-sale	24,637	13,440
Purchases of bank owned life insurance	(2,600)	—
(Purchase) redemption of Federal Home Loan Bank stock	(60)	426
Proceeds from sale of other real estate owned	21	360
Origination of loans, net of principal collected	(35,990)	(37,579)
Capital improvements to other real estate owned	—	(25)
Purchases of premises and equipment	(1,707)	(1,512)

Net cash (used in) investing activities	$(47,209)	$(50,287)

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2016	2015
Cash flows from financing activities
Net increase in deposits	$55,502	$68,113
Net (decrease) in federal funds purchased	—	(3,189)
Net (decrease) in Federal Home Loan Bank advances	—	(12,000)
Dividends paid to common stockholders	(1,050)	(803)
Proceeds from sale of 1,000,000 shares of common equity	—	10,653
Retirement of capital notes	(10,000)	—
Proceeds from exercise of stock options	—	78

Net cash provided by financing activities	$44,452	$62,852

Increase in cash and cash equivalents	28	15,912
Cash and cash equivalents at beginning of period	$28,655	$12,743

Cash and cash equivalents at end of period	$28,683	$28,655

Non cash transactions
Transfer of loans to other real estate owned	$470	$1,425
Fair value adjustment for securities	(1,531)	(304)

Cash transactions
Cash paid for interest	$2,317	$2,688
Cash paid for taxes	2,100	1,875

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 1 – Organization

Bank of the James Financial Group, Inc. (“Financial” or the “Company”), a Virginia corporation, was organized in 2003 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Financial is headquartered in Lynchburg, Virginia. Financial conducts its business activities through the branch offices and loan production offices of its wholly owned subsidiary bank, Bank of the James (the “Bank”), the Bank’s wholly-owned subsidiary, BOTJ Insurance, Inc. (“BOTJ-Ins.”), and through the Bank’s two divisions, Bank of the James Mortgage division (“Mortgage division”) and BOTJ Investment Services division (“Investment Services division”). The Mortgage division originates conforming and non-conforming home mortgages primarily in the Region 2000 area, which includes the counties of Amherst, Appomattox, Bedford and Campbell (which includes the Town of Altavista) the Town of Bedford, and the City of Lynchburg, Virginia. Financial exists primarily for the purpose of holding the stock of its subsidiaries, the Bank and such other subsidiaries as it may acquire or establish. Financial also has one wholly-owned non-operating subsidiary.

Bank of the James was incorporated on October 23, 1998, and began banking operations on July 22, 1999. The Bank is a Virginia chartered bank and is engaged in lending and deposit gathering activities in Region 2000 and other markets in Central Virginia. It operates under the laws of Virginia and the Rules and Regulations of the Federal Reserve System and the Federal Deposit Insurance Corporation. The Bank’s locations consist of five branches (one of which is a limited service branch) in Lynchburg, Virginia, one in Forest, Virginia which includes the Mortgage Division, one in Madison Heights, Virginia, one in the Town of Amherst, Virginia, one in the Town of Bedford, Virginia, one in the Town of Altavista, Virginia, and one in the Town of Appomattox. The Bank also operates one full service branch, two limited service branches and a loan production office in Charlottesville, Virginia, a full service branch in Harrisonburg, Virginia, and a full service branch in Roanoke, Virginia.

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

December 31, 2016 and 2015

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

December 31, 2016 and 2015

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

Allowance for loan losses

The allowance for loan losses is established as losses estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

December 31, 2016 and 2015

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

December 31, 2016 and 2015

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

Troubled debt restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loans reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. In cases where borrowers are granted new terms that generally (although not required to be considered a TDR) provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Bank had $455 and $646 classified as TDRs as of December 31, 2016 and 2015, respectively.

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

Other real estate owned

Other real estate owned consists of properties acquired through foreclosure or deed in lieu of foreclosure. These properties are carried at fair value less estimated costs to sell at the date of foreclosure establishing a new cost basis. These properties are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Losses from the acquisition of property in full or partial satisfaction of loans are charged against the allowance for loan losses. Subsequent write-downs, if any, are charged against expense. Gains and losses on the sales of foreclosed properties are included in determining net income in the year of the sale. Operating costs after acquisition are expensed.

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

December 31, 2016 and 2015

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income. At December 31, 2016 and 2015, there were no liabilities recorded for unrecognized tax benefits.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 2 - Summary of significant accounting policies (continued)

Stock options

Current accounting guidance requires the costs resulting from all share-based payments to employees be recognized in the financial statements. Stock-based compensation is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value, and recognized over the option’s vesting period. As of December 31, 2016, all compensation expense related to the Company’s option plan had been recognized. The Company’s ability to grant additional option shares under the 1999 Plan has expired.

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

Reclassification

Management has made certain immaterial reclassifications to the prior year financial statements to conform to the 2016 presentation.

Comprehensive income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains (losses) on available-for-sale securities.

Marketing

The Company expenses advertising costs as incurred. Advertising expenses were $686 and $466 for 2016 and 2015, respectively.

Note 3 - Restrictions on cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were approximately $6,733 and $5,562 for the weeks including December 31, 2016 and 2015, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 4 - Securities

A summary of the amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$3,299	$65	$(91)	$3,273

Available-for-sale
U.S. Treasuries	$1,952	$—	$(119)	$1,833
U.S. agency obligations	14,332	5	(1,224)	13,113
Mortgage-backed securities	12,358	—	(353)	12,005
Municipals	10,426	55	(534)	9,947
Corporates	4,132	—	(254)	3,878

	$43,200	$60	$(2,484)	$40,776

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$2,519	$130	$—	$2,649

Available-for-sale
U.S. agency obligations	$19,606	$3	$(799)	$18,810
Mortgage-backed securities	10,778	4	(135)	10,647
Municipals	4,984	84	(34)	5,034
Corporates	1,521	—	(16)	1,505

	$36,889	$91	$(984)	$35,996

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 4 –Securities (continued)

Temporarily Impaired Securities

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2016 and 2015:

December 31, 2016	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
U.S. agency obligations	$1,193	$91	$—	$—	$1,193	$91

Available-for-sale
U.S. Treauries	1,833	119	—	—	1,833	119
U.S. agency obligations	13,109	1,224	—	—	13,109	1,224
Mortgage-backed securities	11,331	353	—	—	11,331	353
Municipals	7,170	534	—	—	7,170	534
Corporates	3,878	254	—	—	3,878	254

Total temporarily impaired securities	$38,514	$2,575	$—	$—	$38,514	$2,575

December 31, 2015	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. agency obligations	$7,160	$353	$10,650	$446	$17,810	$799
Mortgage-backed securities	6,726	77	1,979	58	8,705	135
Municipals	2,341	25	503	9	2,844	34
Corporates	1,505	16	—	—	1,505	16

Total temporarily impaired securities	$17,732	$471	$13,132	$513	$30,864	$984

U.S. Treasuries. The unrealized losses on these two investments in U.S. Treasuries at December 31, 2016 were caused by an increase in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2016. Each of these two investments carries a Moody’s investment grade rating of A.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

(dollars in thousands, except per share data)

U.S. agency obligations. The unrealized losses on the 10 investments in U.S. agency obligations at December 31, 2016 were caused by an increase in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2016. Each of these 10 investments carries an S&P investment grade rating of AA.

Mortgage-backed securities. The unrealized loss on the seven investments in U.S. government agency mortgage-backed securities at December 31, 2016 was caused by an increase in interest rates. The contractual terms of those investments does not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2016. Each of these seven investments carries an S&P investment grade rating of AA.

Municipals. The unrealized losses on the 13 investments in municipal obligations at December 31, 2016 were caused by an increase in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2016. Each of these 13 investments carries an S&P investment grade rating of AA or above.

Corporates. The unrealized losses on the five investments in domestic corporate issued securities at December 31, 2016 were caused by an increase in interest rates. The contractual terms of those investments does not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2016. Each of these five investments carries an S&P investment grade rating of AA.

The amortized costs and fair values of securities at December 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 4 – Securities (continued)

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Values	Cost	Values
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	2,015	2,080	551	535
Due after five years through ten years	—	—	14,874	14,318
Due after ten years	1,284	1,193	27,775	25,923

	$3,299	$3,273	$43,200	$40,776

The Bank received $24,637 in proceeds from sales of securities available-for-sale in 2016. Gross realized gains amounted to $487 and gross realized losses amounted to $0. The Bank received $13,440 in proceeds from sales of securities available-for-sale in 2015. Gross realized gains amounted to $52 and gross realized losses amounted to $3.

At December 31, 2016 and 2015, securities with a carrying value of $11,756 and $11,582, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

December 31, 2016 and 2015

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

December 31, 2016 and 2015

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

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 5 - Loans and allowance for loan losses (continued)

The Bank grants primarily commercial, real estate, and installment loans to customers throughout its market area, which consists primarily of Region 2000 which includes the counties of Amherst, Appomattox, Bedford and Campbell, the Town of Bedford, and the City of Lynchburg, Virginia. The real estate portfolio can be affected by the condition of the local real estate market. The commercial and installment loan portfolio can be affected by the local economic conditions.

A summary of loans, net is as follows:

	December 31,
	2016	2015
Commercial	$88,085	$76,773
Commercial real estate	237,638	217,125
Consumer	85,099	81,531
Residential	59,247	59,699

Total loans (1)	470,069	435,128

Less allowance for loan losses	5,716	4,683

Net loans	$464,353	$430,445

(1)	Includes net deferred loan costs of $182 and $263, respectively.

The amount of overdrafts reclassified as loans was $54 and $17 as of December 31, 2016 and 2015, respectively.

The Company’s officers, directors and their related interests have various types of loan relationships with the Bank. The total outstanding balances of these related party loans at December 31, 2016 and 2015 were $15,869 and $16,674 respectively. During 2016, new loans and advances amounted to $1,186 and repayments amounted to $1,991. It should be noted that the beginning balance as of December 31, 2015 was adjusted upward to account for the existing loan relationships maintained by individuals who were newly designated as executive officers in 2016 as defined by Regulation O.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 5 - Loans and allowance for loan losses (continued)

The following tables set forth information regarding impaired and non-accrual loans as of December 31, 2016 and 2015:

Loans on Non-Accrual Status

	As of December 31,
	2016	2015
Commercial	$915	$483
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	855	799
Commercial Mortgages-Non-Owner Occupied	—	514
Commercial Construction	256	367
Consumer
Consumer Unsecured	—	31
Consumer Secured	80	269
Residential:
Residential Mortgages	1,292	695
Residential Consumer Construction	67	248

Totals	$3,465	$3,406

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 5 - Loans and allowance for loan losses (continued)

	Impaired Loans
	As of and for the Year Ended December 31, 2016
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2016	Investment	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded:
Commercial	$698	$698	$—	$349	$37
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,019	3,077	—	3,051	142
Commercial Mortgage Non-Owner Occupied	349	349	—	263	23
Commercial Construction	—	—	—	14	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	18	18	—	19	1
Residential
Residential Mortgages	1,555	1,687	—	1,776	55
Residential Consumer Construction	—	—	—	86	—

With an Allowance Recorded:
Commercial	$1,521	$1,521	$1,233	$1,351	$81
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,587	1,618	249	1,232	81
Commercial Mortgage Non-Owner Occupied	74	74	20	373	6
Commercial Construction	169	657	76	255	—
Consumer
Consumer Unsecured	—	—	—	16	—
Consumer Secured	110	110	110	150	8
Residential
Residential Mortgages	699	736	83	675	30
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$2,219	$2,219	$1,233	$1,700	$118
Commercial Real Estate
Commercial Mortgages-Owner Occupied	4,606	4,695	249	4,283	223
Commercial Mortgage Non-Owner Occupied	423	423	20	636	29
Commercial Construction	169	657	76	269	—
Consumer
Consumer Unsecured	—	—	—	16	—
Consumer Secured	128	128	110	169	9
Residential
Residential Mortgages	2,254	2,423	83	2,451	85
Residential Consumer Construction	—	—	—	86	—

	$9,799	$10,545	$1,771	$9,610	$464

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 5 - Loans and allowance for loan losses (continued)

The following tables set forth the allowance for loan losses activity for the years ended December 31, 2016 and 2015:

	Allowance for Loan Losses and Recorded Investment in Loans For the Year Ended December 31, 2016
		Commercial
2016	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:

Beginning Balance	$1,195	$1,751	$1,073	$664	$4,683
Charge-offs	(328)	(156)	(275)	—	(759)
Recoveries	7	127	44	2	180
Provision	1,318	387	112	(205)	1,612

Ending Balance	$2,192	$2,109	$954	$461	$5,716

Ending Balance: Individually evaluated for impairment	$1,233	$345	$110	$83	$1,771

Ending Balance: Collectively evaluated for impairment	959	1,764	844	378	3,945

Totals:	$2,192	$2,109	$954	$461	$5,716

Loans:

Ending Balance: Individually evaluated for impairment	$2,219	$5,198	$128	$2,254	$9,799

Ending Balance: Collectively evaluated for impairment	85,866	232,440	84,971	56,993	460,270

Totals:	$88,085	$237,638	$85,099	$59,247	$470,069

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 5 - Loans and allowance for loan losses (continued)

Age Analysis of Past Due Loans as of December 31, 2016
2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$283	$5	$78	$366	$87,719	$88,085	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	1,136	72	855	2,063	88,698	90,761	—
Commercial Mortgages-Non-Owner Occupied	140	—	—	140	134,262	134,402	—

Commercial Construction	—	—	256	256	12,219	12,475	—

Consumer:

Consumer Unsecured	9	—	—	9	8,558	8,567	—

Consumer Secured	531	301	—	832	75,700	76,532	—

Residential:

Residential Mortgages	539	161	1,063	1,763	49,525	51,288	—
Residential Consumer Construction	—	—	67	67	7,892	7,959	—

Total	$2,638	$539	$2,319	$5,496	$464,573	$470,069	$—

Age Analysis of Past Due Loans as of December 31, 2015
2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$—	$244	$483	$727	$76,046	$76,773	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	425	571	426	1,422	75,549	76,971	—
Commercial Mortgages-Non-Owner Occupied	189	90	438	717	126,138	126,855	—

Commercial Construction	—	—	367	367	12,932	13,299	—

Consumer:

Consumer Unsecured	2	—	31	33	6,828	6,861	—

Consumer Secured	198	68	128	394	74,276	74,670	—

Residential:

Residential Mortgages	512	468	543	1,523	48,490	50,013	—
Residential Consumer Construction	—	—	248	248	9,438	9,686	—

Total	$1,326	$1,441	$2,664	$5,431	$429,697	$435,128	$—

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 5 - Loans and allowance for loan losses (continued)

	Credit Quality Information - by Class
	December 31, 2016
2016	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$83,912	$1,473	$301	$1,484	$915	$88,085

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	83,008	2,975	101	4,677	—	90,761

Commercial Mortgages-Non-Owner Occupied	129,794	3,525	525	558	—	134,402

Commercial Construction	11,774	—	445	256	—	12,475

Consumer

Consumer Unsecured	8,567	—	—	—	—	8,567

Consumer Secured	76,215	—	—	317	—	76,532

Residential:

Residential Mortgages	48,366	—	245	2,677	—	51,288

Residential Consumer Construction	7,892	—	—	67	—	7,959

Totals	$449,528	$7,973	$1,617	$10,036	$915	$470,069

	Credit Quality Information - by Class
	December 31, 2015
2015	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$73,831	$290	$1,457	$1,195	$—	$76,773

Commercial Real Estate:

Commercial Mortgages-Owner Occupied	68,813	1,353	2,801	4,004	—	76,971

Commercial Mortgages-Non-Owner Occupied	120,462	1,558	3,895	940	—	126,855

Commercial Construction	12,932	—	—	367	—	13,299

Consumer

Consumer Unsecured	6,830	—	—	31	—	6,861

Consumer Secured	73,825	276	50	519	—	74,670

Residential:

Residential Mortgages	47,180	—	—	2,833	—	50,013

Residential Consumer Construction	9,438	—	—	248	—	9,686

Totals	$413,311	$3,477	$8,203	$10,137	$—	$435,128

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 5 - Loans and allowance for loan losses (continued)

Troubled Debt Restructurings (TDRs)

There were no loan modifications that would have been classified as Troubled Debt Restructurings (TDR) during the twelve months ended December 31, 2016.

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

At December 31, 2016 and December 31, 2015, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

There were no loan modifications classified as TDRs within the last twelve months that defaulted (90 days past due) during the twelve months ended December 31, 2016 and 2015.

Note 6 - Other real estate owned

At December 31, 2016 and 2015, OREO was $2,370 and $1,965 respectively. OREO is primarily comprised of residential properties and non-residential properties associated with commercial relationships. As of December 31, 2016, there was $294 of consumer mortgage loans secured by residential real estate, all of which were in the process of foreclosure. As of December 31, 2015, there were no residential real estate loans in other real estate owned. The following table represents the changes in OREO balance in 2016 and 2015.

OREO Changes
	Year Ended December 31,
	2016	2015
Balance at the beginning of the year	$1,965	$956
Transfers from Loans	470	1,425
Capitalized costs	—	25
Valuation adjustments	(45)	(75)
Sales	(21)	(360)
Gain (loss) on sales	1	(6)

Balance at the end of the year	$2,370	$1,965

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 6 - Other real estate owned (continued)

The following table sets forth the OREO expenses in 2016 and 2015.

OREO Expense
	Year Ended December 31,
	2016	2015
(Gain) loss on sales	$(1)	$6
Valuation adjustments	45	75
Expenses	24	41

Total	$68	$122

Note 7 – Premises and equipment

Premises and equipment at December 31, 2016 and 2015 are summarized as follows:

	December 31,
	2016	2015
Land	$3,302	$3,014
Building and improvements	5,864	6,142
Construction in progress	2,098	877
Furniture and equipment	6,328	5,951
Leasehold improvements	1,611	1,611
Software	2,205	2,106

	21,408	19,701
Less accumulated depreciation	10,461	9,694

Net premises and equipment	$10,947	$10,007

Total depreciation and amortization expense related to premises and equipment for the years ended December 31, 2016 and 2015 was $767 and $767, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 8 - Deposits

A summary of deposit accounts is as follows:

	December 31,
	2016	2015
Demand
Noninterest bearing	$102,654	$91,325
Interest bearing	147,351	117,934
Savings	108,078	114,930
Time, $250,000 or more (1)	38,865	25,190
Other time	126,164	118,231

	$523,112	$467,610

(1)	Includes brokered certificates of deposit of $22,044,000 as of December 31, 2016 and $10,000,000 as of December 31, 2015.

At December 31, 2016, maturities of time deposits are scheduled as follows:

Year Ending December 31,	Amount
2017	$48,605
2018	76,290
2019	22,340
2020	9,621
2021	8,173

$165,029

The Bank held deposits from the Company’s officers, directors and their related interests of $10,167 and $7,326 at December 31, 2016 and 2015, respectively.

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

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 9 – Business Segments (continued)

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for years ended December 31, 2016 and 2015 was as follows:

Business Segments

	Community
	Banking	Mortgage	Total
For the year ended December 31, 2016
Net interest income	$19,224	$—	$19,224
Provision for loan losses	1,612	—	1,612

Net interest income after provision for loan losses	17,612	—	17,612
Noninterest income	2,338	2,457	4,795
Noninterest expenses	15,695	1,899	17,594

Income before income taxes	4,255	558	4,813
Income tax expense	1,337	190	1,527

Net income	$2,918	$368	$3,286

Total assets	$570,181	$4,014	$574,195

For the year ended December 31, 2015
Net interest income	$17,611	$—	$17,611
Provision for loan losses	282	—	282

Net interest income after provision for loan losses	17,329	—	17,329
Noninterest income	1,866	2,327	4,193
Noninterest expenses	14,401	1,778	16,179

Income before income taxes	4,794	549	5,343
Income tax expense	1,464	187	1,651

Net income	$3,330	$362	$3,692

Total assets	$525,077	$2,066	$527,143

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

On January 25, 2017, Financial closed a private placement of unregistered debt securities (the “2017 Offering”) pursuant to which Financial issued $5,000,000 in principal of notes (the “2017 Notes”). The 2017 Notes bear interest at the rate of 4% per year with interest payable quarterly in arrears. The 2017 Notes are to mature on

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 10 – Capital notes (continued)

January 24, 2022, but are subject to prepayment in whole or in part on or after January 24, 2018 at Financial’s sole discretion on 30 days written notice to the holders. A portion of the proceeds from the sale of the 2017 Notes will be used to provide additional capital to the Bank.

Note 11 – Other borrowings

Other borrowings consisted of the following at December 31, 2016 and 2015:

	As of December 31,
	2016	2015
Short Term:
Federal funds purchased
Balance at end of year	$—	$—
Maximum month-end outstanding balance	6,265	814
Average outstanding balance during the year	371	184
Average interest rate during the year	1.08%	1.09%
Average interest rate at end of year	N/A	N/A

FHLB Borrowings:
Federal Home Loan Bank advances
Balance at end of year	$—	$—
Maximum month-end outstanding balance	—	12,000
Average outstanding balance during the year	—	2,269
Average interest rate during the year	N/A	1.23%
Average interest rate at end of year	N/A	N/A

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

The Bank is also a member of the Federal Home Loan Bank of Atlanta (“FHLBA”). The Bank’s available credit through the FHLBA was $143,615 as of December 31, 2016, the most recent calculation. The Bank must pledge collateral in order to access the FHLBA available credit. Currently the Bank has pledged to the FHLBA approximately $39,500 in 1-4 family residential mortgages which, after adjustments for the loan-to-value requirements by the FHLBA, would allow the Bank to access up to $31,249 in credit without pledging any additional collateral.

As of December 31, 2016, and 2015 there are no outstanding balances on any of the credit facilities mentioned above.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 12 - Income taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2013.

Income tax expense attributable to income before income tax expense is summarized as follows:

	December 31,
	2016	2015
Current federal income tax expense	$1,983	$1,725
Deferred federal income tax (benefit) expense	(456)	(74)

Income tax expense	$1,527	$1,651

Income tax expense differed from amounts computed by applying the U.S. Federal income tax rate of 34% to income before income tax expense as a result of the following:

	2016	2015
Computed “expected” income tax expense	$1,636	$1,817
Increase (reduction) in income tax resulting from:
Non-taxable income	(113)	(106)
Non-deductible expenses	4	38
Tax credit investments	—	(98)

Income tax expense	$1,527	$1,651

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

	2016	2015
Deferred tax assets
Allowance for loan losses	$1,353	$881
Unrealized loss on available-for-sale securities	824	305
OREO	141	124
Non-accrual interest	403	432
Other	78	64

Gross deferred tax assets	2,799	1,806

Deferred tax liabilities
Depreciation	130	204
Other	295	203

Gross deferred tax liabilities	425	407

Net deferred tax asset	$2,374	$1,399

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

The basic and diluted earnings per share calculations are as follows:

	2016	2015
Numerator:
Net income available to stockholders	$3,286	$3,692

Basic EPS weighted average shares outstanding	4,378,436	3,451,409
Effect of dilutive securities:
Incremental shares attributable to stock options	6	—

Diluted EPS weighted-average shares outstanding	4,378,442	3,451,409

Basic earnings per common share	$0.75	$1.07

Diluted earnings per common share	$0.75	$1.07

No option shares were excluded from the 2016 earnings per share calculation. At December 31, 2015, 636 option shares were excluded from the 2015 earnings per share calculations because their effects were anti-dilutive.

Note 14 – Retirement plans

Defined contribution benefit plan. The Company adopted a 401(k) defined contribution plan on October 1, 2000, which is administered by the Virginia Bankers’ Association. Participants have the right to contribute up to a maximum of 19% of pretax annual compensation or the maximum allowed under Section 401(g) of the Internal Revenue Code, whichever is less. The Company contributed $253 and $217 to the plan on behalf of the employees for the years ended December 31, 2016 and 2015, respectively.

Supplemental Executive Retirement Plan. A Supplemental Executive Retirement Plan (SERP) was established to provide participating executives (as determined by the Company’s Board of Directors) with benefits that cannot be provided under the 401(k) as a result of limitations imposed by the Internal Revenue Code. The SERP will also provide benefits to eligible employees or their survivors, as applicable, if they die, retire, or are terminated under certain circumstances. SERP expense totaled $230 and $187 for the years ended December 31, 2016 and 2015, respectively.

The Company funds the plan through a modified endowment contract. Income recorded for the plan represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of December 31, 2016 and 2015, the life insurance policies had cash surrender values of approximately $12,673 and $9,781, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 15 – Stock option plan

On October 21, 1999, the Board of Directors adopted the “1999 Stock Option Plan” for officers and employees. The ability to grant shares under the 1999 Stock Option Plan expired on October 21, 2009. The plan expired with 25,832 shares not granted.

Stock option plan activity for the year ended December 31, 2016 is summarized below:

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (in years)	Value
Options outstanding, January 1, 2016	636	$12.79

Granted	—	—

Exercised	—	—

Forfeited	—	—
Options outstanding, December 31, 2016	636	12.79	1.42	$2

Options exercisable, December 31, 2016	636	$12.79	1.42	$2

The intrinsic value of options exercised during 2015 was $10. The intrinsic value represents the amount by which the current market value of the underlying stock exceeds the exercise price. This amount changes based on changes in the market value of the Company’s common stock. There is no additional unrecognized compensation expense related to option awards associated with the 1999 Stock Option Plan. No options were exercised in 2016.

The following is summarized information concerning currently outstanding and exercisable options as adjusted for all stock dividends previously declared and paid:

Options Outstanding and Exercisable
Exercise		Remaining	Weighted Average
Price ($)	Number of Options	Contractual Life	Exercise Price ($)
12.79	636	1.42 years	12.79

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2016 that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual regulatory capital amounts and ratios for December 31, 2016 and 2015 are also presented in the table below.

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

Effective January 1, 2015, the final rules required Financial and the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the previous requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from previous requirement); and (iv) a leverage ratio of 4.0% of

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 17 - Regulatory matters (continued)

total assets. These are the initial capital requirements, which will be phased in over a five-year period. When fully phased in on January 1, 2019, the rules will require Financial and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

With respect to the Bank, the rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the previous 6.0% as of December 31, 2014); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized.

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

As of December 31, 2016, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 17 - Regulatory matters (continued)

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, CET1, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The capital ratios for the Bank for 2016 and 2015 are set forth in the following table:

	December 31, 2016
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Total capital
(to risk-weighted assets)	$56,365	11.54%	$42,142	> 8.625%	$48,861	> 10.00%
Tier I capital
(to risk-weighted assets)	$50,649	10.37%	$32,370	> 6.625%	$39,089	> 8.00%
Common Equity Tier 1 capital
(to risk-weighted assets)	$50,649	10.37%	$25,041	>5.125%	$31,759	>6.50%
Tier I capital (leverage)
(to average assets)	$50,649	8.94%	$22,656	> 4.000%	$28,320	> 5.00%

(1)	Includes capital conservation buffer where applicable.

	December 31, 2015
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital
(to risk-weighted assets)	$52,461	11.76%	$35,696	> 8.00%	$44,620	> 10.00%
Tier I capital
(to risk-weighted assets)	$47,778	10.71%	$26,772	> 6.00%	$35,696	> 8.00%
Common Equity Tier 1 capital
(to risk-weighted assets)	$47,778	10.71%	$20,079	>4.50%	$29,003	>6.50%
Tier I capital (leverage)
(to average assets)	$47,778	9.22%	$20,724	> 4.00%	$25,905	> 5.00%

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

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 17 – Regulatory matters (continued)

consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis would no longer be comparable to the capital ratios of the Bank because the proceeds of the private placement do not qualify as equity capital on a consolidated basis.

Note 18 – Contingent liabilities

The Bank rents, under non-cancelable leases, six of its banking facilities and one commercial loan production office. The original lease for 615 Church Street expired on July 31, 2009. On August 1, 2009, the Bank elected to enter into a new 10 year lease for this property. The Bank has 2.5 years remaining on this lease.

The Bank entered into a lease agreement for 828 Main Street with Jamesview Investments, LLC, a related party which is wholly-owned by William C. Bryant III, a member of the Board of Directors of both Financial and the Bank. The initial term of the lease was 10 years with two five year renewal options for a total of 20 years. The Bank has 7.5 years remaining on this lease including option periods. The total expense to be incurred by the Bank over the remaining course of the lease, including options to extend, is estimated to be $1,755.

In December 2005, the Bank entered into a lease agreement for 4935 Boonsboro Road. The initial term of the lease was five years with two five-year renewal options for a total of 15 years. The Bank has 4 years remaining on this lease and no remaining option periods.

In September 2013, the Bank entered into a lease agreement for 1430 Rolkin Court in Charlottesville, VA. Lease payments did not begin on the property until the upfit was completed on January 1, 2014. The initial term of the lease was five years with one five-year renewal option for a total of 10 years. The Bank has 7 years remaining on this lease including the one option period.

In July 2015, the Bank entered into a lease agreement for 225 Merchant Walk Avenue, Charlottesville, VA. Lease payments did not begin on the property until the upfit was completed in November 2016. The initial term of the lease was 10 years with two five-year renewal options for a total of 20 years. The Bank has 20 years remaining on this lease including the two option periods.

In August 2016, the Bank entered into a land only lease for a temporary branch location at 180 Old Courthouse Road, Appomattox, VA. This initial term of the lease was six months. This lease expired on February 28, 2017 and the Bank is leasing the property on a month-to-month basis.

In November 2016, the Bank entered into a lease agreement for 3564 Electric Road, Roanoke, VA. Lease payments do not begin on the property until February 1, 2017. The initial term of the lease was five years with two five year renewal options for a total of 15 years. The Bank has 15 years remaining on this lease including the two option periods.

Rental expenses under operating leases were $569 and $530 for the years ended December 31, 2016 and 2015, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 18 – Contingent liabilities (continued)

The current minimum annual rental commitments under the non-cancelable leases in effect at December 31, 2016 are as follows:

Year Ending	Amount
2017	$632
2018	643
2019	430
2020	173
2021	116
Thereafter	383

$2,377

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

At December 31, 2016, the Bank had rate lock commitments to originate mortgage loans through its Mortgage Division amounting to approximately $4,079 and loans held for sale of $3,833. The Bank has entered into corresponding commitments with third party investors to sell each of these loans that close. No other obligation exists. As a result of these contractual relationships with these investors, the Bank is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 19 - Financial instruments with off-balance-sheet risk (continued)

Financial instruments whose contract amounts represent credit risk are as follows:

	Contract Amounts at
	December 31,
	2016	2015
Commitments to extend credit	$93,247	$90,809

Standby letters of credit	$3,466	$3,097

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

The Bank maintains a significant portion of its cash balances with one financial institution. Uninsured cash balances as of December 31, 2016 were approximately $3,670 which consisted of the total balances in one account at the Federal Home Loan Bank of Atlanta (FHLBA) and the balance (net of $250 FDIC coverage) held in one account at Community Bankers’ Bank, one account at Suntrust, and one account at Zions Bank. Uninsured cash balances as of December 31, 2015 were approximately $3,058 which consisted of the total balances in the same accounts referenced for 2016 above.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

December 31, 2016 and 2015

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

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period.

		Fair Value at December 31, 2016
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasuries	$1,833	$		$1,833	$
U.S. agency obligations	13,113		—	13,113		—
Mortgage-backed securities	12,005		—	12,005		—
Municipals	9,947		—	9,947		—
Corporates	3,878		—	3,878		—

Total available-for-sale securities	$40,776		$—	$40,776		$—

		Fair Value at December 31, 2015
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. agency obligations	$18,810	$—	$18,810	$—
Mortgage-backed securities	10,647	—	10,647	—
Municipals	5,034	—	5,034	—
Corporates	1,505	—	1,505	—

Total available-for-sale securities	$35,996	$—	$35,996	$—

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 21 – Fair value measurements (continued)

Any fair value adjustments are recorded in the period incurred and expensed against current earnings. The carrying values of all OREO are considered to be Level 3.

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period.

		Fair Value at December 31, 2016
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$2,830	$—	$—	$2,830
Loans held for sale	$3,833	$—	$3,833	$—
Other real estate	$2,370	$—	$—	$2,370

*	Includes loans charged down to the net realizable value of the collateral.

		Fair Value at December 31, 2015
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$2,896	$—	$—	$2,896
Loans held for sale	$1,964	$—	$1,964	$—
Other real estate	$1,965	$—	$—	$1,965

*	Includes loans charged down to the net realizable value of the collateral.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 21 – Fair value measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2016 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$2,830	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

OREO	$2,370	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2015 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$2,896	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 45% (15%)

OREO	$1,965	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

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

December 31, 2016 and 2015

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

December 31, 2016 and 2015

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

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at December 31, 2016 and 2015 and therefore are not included in the table below.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 21 – Fair value measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows:

		Fair Value Measurements at December 31, 2016 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$16,938	$16,938	$—	$—	$16,938
Fed funds sold	11,745	11,745			11,745
Securities
Available-for-sale	40,776	—	40,776	—	40,776
Held-to-maturity	3,299	—	3,273	—	3,273
Restricted stock	1,373	—	1,373	—	1,373
Loans, net	464,353	—	—	468,393	468,393
Loans held for sale	3,833	—	3,833	—	3,833
Interest receivable	1,378	—	1,378	—	1,378
BOLI	12,673	—	12,673	—	12,673
Liabilities
Deposits	$523,112	$—	$524,222	$—	$524,222
Interest payable	88	—	88	—	88

	Carrying	Fair Value Measurements at December 31, 2015 using
	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash and due from banks	$15,952	$15,952	$—	$—	$15,952
Fed funds sold	12,703	12,703			12,703
Securities
Available-for-sale	35,996	—	35,996	—	35,996
Held-to-maturity	2,519	—	2,649	—	2,649
Restricted stock	1,313	—	1,313	—	1,313
Loans, net	430,445	—	—	438,322	438,322
Loans held for sale	1,964	—	1,964	—	1,964
Interest receivable	1,248	—	1,248	—	1,248
BOLI	9,781	—	9,781	—	9,781
Liabilities
Deposits	$467,610	$—	$468,773	$—	$468,773
Capital notes	10,000	—	10,024	—	10,024
Interest payable	61	—	61	—	61

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

December 31, 2016 and 2015

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

During March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria remain intact. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-05 to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. In addition, the amendments in this ASU require that an entity that has an available-

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 22 - Impact of recently issued accounting standards (continued)

for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early Adoption is permitted. The Company does not expect the adoption of ASU 2016-07 to have a material impact on its consolidated financial statements.

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

During January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in this ASU provide a screen to determine when

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 22 - Impact of recently issued accounting standards (continued)

a set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The ASU provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.

During January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are U.S. Securities and Exchange Commission (SEC) filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Public business entities that are not SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 23 – Condensed financial statements of parent company

Financial information pertaining only to Bank of the James Financial Group, Inc. is as follows:

Balance Sheet

	December 31,
	2016	2015
Assets
Cash	$281	$10,895
Taxes receivable	73	332

Investment in subsidiaries	49,049	47,189

Other assets	18	28

Total assets	$49,421	$58,444

Liabilities and stockholders’ equity

Capital notes	$—	$10,000
Other liabilities	—	248

Total liabilities	—	10,248

Common stock $2.14 par value	$9,370	$9,370
Additional paid-in-capital	31,495	31,495
Retained earnings	10,156	7,920
Accumulated other comprehensive (loss)	(1,600)	(589)

Total stockholders’ equity	$49,421	$48,196

Total liabilities and stockholders’ equity	$49,421	$58,444

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 23 – Condensed financial statements of parent company (continued)

Statements of Income

	Years Ended December 31,
	2016	2015
Income
Dividends from subsidiary	$600	$—

Operating expenses
Interest on capital notes	8	600
Legal and professional fees	145	126
Other expense	126	92

Total expenses	279	818

Income tax (benefit)	(94)	(278)

Income (loss) before equity in undistributed income of subsidiaries	415	(540)

Equity in undistributed income of subsidiaries	2,871	4,232

Net income	$3,286	$3,692

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

(dollars in thousands, except per share data)

Note 23 – Condensed financial statements of parent company (continued)

Statements of Cash Flows
	Years Ended December 31,
	2016	2015
Cash flows from operating activities
Net income	$3,286	$3,692

Adjustments to reconcile net income to net cash used in operating activities
Decrease (increase) in income taxes receivable	259	(107)
Decrease (increase) in other assets	10	(9)
(Decrease) increase in other liabilities	(248)	248
Equity in undistributed net (income) of subsidiaries	(2,871)	(4,232)

Net cash provided by (used in) operating activities	$436	$(408)

Cash flows from financing activities
Proceeds from exercise of stock options	—	78
Dividends paid to common stockholders	(1,050)	(803)
Retirement of capital notes	(10,000)
Proceeds from sale of 1,000,000 shares of common stock	—	10,653

Net cash (used in) provided by financing activities	$(11,050)	$9,928

(Decrease) increase in cash and cash equivalents	$(10,614)	$9,520

Cash and cash equivalents at beginning of period	10,895	1,375

Cash and cash equivalents at end of period	$281	$10,895

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2016. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2016, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.	Controls and Procedures

Financial’s management, including Financial’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2016. Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Financial’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that Financial files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management’s annual report on internal control over financial reporting is incorporated herein by reference to Financial’s audited Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

There have been no significant changes during the quarter ended December 31, 2016, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Part of the response to this Item will be included in the information set forth under the headings “Nominees and Continuing Directors,” “Corporate Governance and the Board of Directors Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Financial’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders, which Proxy Statement will be filed with the SEC within 120 days of the end of the Financial’s 2016 fiscal year (the “2017 Proxy Statement”), and such information is hereby incorporated by reference

Financial has adopted a code of ethics that applies to Financial’s directors, executive officers (including the principal financial officer, principal accounting officer or controller, or persons performing similar functions), and senior officers. The code of ethics has been posted under the “Investor Relations” section on Financial’s website: www.bankofthejames.com.

Item 11.	Executive Compensation

The response to this Item will be included in the information set forth under the headings “Compensation of Directors and Executive Officers,” “Compensation of Directors and Executive Officers — Outstanding Equity Awards at Fiscal Year End,” “Corporate Governance and the Board of Directors Matters,” and “Committees of the Board of Directors of Financial” in the 2017 Proxy Statement and such information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item 12 is included under “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 of this annual report on Form 10-K. The information required by this Item will be included in the information set forth under the heading “Corporate Governance and the Board of Directors Matters – Independence of Directors” and “Security Ownership of Management” in the 2017 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this Item will be included in the information set forth under the heading “Transactions with Related Parties” in the 2017 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The response to this Item will be included in the information set forth under the heading “Independent Registered Public Accounting Firm” in the 2017 Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements. Listed and included in Part II, Item 8.

(2)	Financial Statement Schedules. Not applicable.

(3)	Exhibits. The following exhibits are filed as a part of this Form 10-K:

No.	Description

2.1	Agreement and Plan of Share Exchange dated October 9, 2003 between Bank of the James Financial Group, Inc. and Bank of the James, dated as of October 9, 2003 (incorporated by reference to Exhibit 2.1 to Form 8-K12g-3 filed on January 13, 2004)

3.1	Amended and Restated Articles of Incorporation of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 24, 2013)

3.2	Bylaws of Bank of the James (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 24, 2012)

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-KSB filed on March 26, 2004)

10.2	Amended and Restated Stock Option Plan (incorporated by reference to Form S-8 filed on August 14, 2004)

10.6	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003 (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on March 26, 2004)

10.7	Form of Securities Purchase Agreement, made as of November 23, 2015, between Bank of the James Financial Group, Inc. and each institutional investor purchasing common shares of Bank of the James Financial Group, Inc. in the private placement that closed on December 3, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 24, 2015)

10.8	Salary Continuation Agreement dated as of August 6, 2009 by and between the Bank and Robert R. Chapman III (incorporated by reference to Exhibit 10.7 to Form 8-K filed on August 12, 2009)

10.9	Salary Continuation Agreement dated as of August 6, 2009 by and between the Bank and J. Todd Scruggs (incorporated by reference to Exhibit 10.8 to Form 8-K filed on August 12, 2009)

10.10	Salary Continuation Agreement dated as of August 6, 2009 by and between the Bank and Harry P. Umberger (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 12, 2009)

10.11	First Amended Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and Robert R. Chapman III (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2016)

10.12	First Amended Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and J. Todd Scruggs (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 21, 2016)

10.13	First Amended Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and Harry P. Umberger (incorporated by reference to Exhibit 10.3 to Form 8-K filed on October 21, 2016)

10.14	2016 Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and Harry P. Umberger (incorporated by reference to Exhibit 10.4 to Form 8-K filed on October 21, 2016)

21.1	List of subsidiaries (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)

101	Pursuant to Rule 405 of Regulation S-T, the following materials from Bank of the James Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Statements of Income For the Years ended December 31, 2016 and 2015; (iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2016 and 2015 (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Income For the Years ended December 31, 2016 and 2015; (v) Notes to Consolidated Financial Statements.

Item 16.	Form 10–K Summary - Not required

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 21, 2017.

Signature	Capacity

/S/ Robert R. Chapman III Robert R. Chapman III	President (Principal Executive Officer) and Director

/S/ J. Todd Scruggs J. Todd Scruggs	Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer) and Director

/S/ Thomas W. Pettyjohn, Jr. Thomas W. Pettyjohn, Jr.	Director, Chairman

/S/ Lewis C. Addison Lewis C. Addison	Director

/S/ John R. Alford, Jr. John R. Alford, Jr.	Director

/S/ William C. Bryant III William C. Bryant III	Director

/S/ A. Douglas Dalton III A. Douglas Dalton III	Director

/S/ James F. Daly James F. Daly	Director

/S/ Julie P. Doyle Julie P. Doyle	Director

/S/ Watt R. Foster, Jr. Watt R. Foster, Jr.	Director

/S/ Phillip C. Jamerson Phillip C. Jamerson	Director

/S/ Lydia K. Langley Lydia K. Langley	Director

/S/ Augustus A. Petticolas, Jr. Augustus A. Petticolas, Jr.	Director

EXHIBIT INDEX

No.	Description

2.1	Agreement and Plan of Share Exchange dated October 9, 2003 between Bank of the James Financial Group, Inc. and Bank of the James, dated as of October 9, 2003 (incorporated by reference to Exhibit 2.1 to Form 8-K12g-3 filed on January 13, 2004)

3.1	Amended and Restated Articles of Incorporation of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 24, 2013)

3.2	Bylaws of Bank of the James (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 24, 2012)

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-KSB filed on March 26, 2004)

10.2	Amended and Restated Stock Option Plan (incorporated by reference to Form S-8 filed on August 14, 2004)

10.6	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003 (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on March 26, 2004)

10.7	Form of Securities Purchase Agreement, made as of November 23, 2015, between Bank of the James Financial Group, Inc. and each institutional investor purchasing common shares of Bank of the James Financial Group, Inc. in the private placement that closed on December 3, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 24, 2015)

10.8	Salary Continuation Agreement dated as of August 6, 2009 by and between the Bank and Robert R. Chapman III (incorporated by reference to Exhibit 10.7 to Form 8-K filed on August 12, 2009)

10.9	Salary Continuation Agreement dated as of August 6, 2009 by and between the Bank and J. Todd Scruggs (incorporated by reference to Exhibit 10.8 to Form 8-K filed on August 12, 2009)

10.10	Salary Continuation Agreement dated as of August 6, 2009 by and between the Bank and Harry P. Umberger (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 12, 2009)

10.11	First Amended Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and Robert R. Chapman III (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2016)

10.12	First Amended Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and J. Todd Scruggs (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 21, 2016)

10.13	First Amended Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and Harry P. Umberger (incorporated by reference to Exhibit 10.3 to Form 8-K filed on October 21, 2016)

10.14	2016 Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and Harry P. Umberger (incorporated by reference to Exhibit 10.4 to Form 8-K filed on October 21, 2016)

21.1	List of subsidiaries (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)

101	Pursuant to Rule 405 of Regulation S-T, the following materials from Bank of the James Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Statements of Income For the Years ended December 31, 2016 and 2015; (iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2016 and 2015 (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Income For the Years ended December 31, 2016 and 2015; (v) Notes to Consolidated Financial Statements.