Form 10-Q
period 2017-03-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2017-05-10
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,378,436 shares of Common Stock, par value $2.14 per share, were outstanding at May 4, 2017.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2017 unaudited)

	March 31,	December 31,
	2017	2016
Assets
Cash and due from banks	$19,751	$16,938
Federal funds sold	5,508	11,745

Total cash and cash equivalents	25,259	28,683
Securities held-to-maturity (fair value of $3,272 in 2017 and $3,273 in 2016)	3,293	3,299
Securities available-for-sale, at fair value	48,220	40,776
Restricted stock, at cost	1,415	1,373

Loans, net of allowance for loan losses of $5,716 in 2017 and 2016	466,244	464,353
Loans held for sale	1,633	3,833
Premises and equipment, net	11,243	10,947
Interest receivable	1,365	1,378
Cash value - bank owned life insurance	12,759	12,673
Other real estate owned	2,750	2,370
Income taxes receivable	872	1,214
Deferred tax asset, net	2,234	2,374
Other assets	1,146	922

Total assets	$578,433	$574,195

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$105,276	$102,654
NOW, money market and savings	250,911	255,429
Time	165,012	165,029

Total deposits	521,199	523,112

Capital notes	5,000	—
Interest payable	77	88
Other liabilities	1,966	1,574

Total liabilities	$528,242	$524,774

Commitments and Contingencies
Stockholders’ equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,378,436 as of March 31, 2017 and December 31, 2016	9,370	9,370
Additional paid-in-capital	31,495	31,495
Retained earnings	10,653	10,156
Accumulated other comprehensive (loss)	(1,327)	(1,600)

Total stockholders’ equity	$50,191	$49,421

Total liabilities and stockholders’ equity	$578,433	$574,195

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Interest Income
Loans	$5,188	$4,978
Securities
US Government and agency obligations	113	139
Mortgage backed securities	66	52
Municipals - taxable	69	34
Municipals - tax exempt	11	10
Dividends	7	6
Other (Corporates)	27	6
Interest bearing deposits	15	6
Federal Funds sold	13	4

Total interest income	5,509	5,235

Interest Expense
Deposits
NOW, money market savings	169	136
Time Deposits	465	400
Federal Funds purchased	—	4
Capital notes 6% due 4/1/2017	—	8
Capital notes 4% due 1/24/2022	37	—

Total interest expense	671	548

Net interest income	4,838	4,687

Provision for loan losses	100	200

Net interest income after provision for loan losses	4,738	4,487

Noninterest income
Gain on sales of loans held for sale	371	491
Service charges, fees and commissions	405	372
Increase in cash value of life insurance	86	65
Other	9	15
Gain on sales and calls of securities, net	10	65

Total noninterest income	881	1,008

Noninterest expenses
Salaries and employee benefits	2,380	2,237
Occupancy	372	332
Equipment	348	319
Supplies	134	119
Professional, data processing, and other outside expense	680	662
Marketing	148	119
Credit expense	114	83
Other real estate expenses	12	1
FDIC insurance expense	103	92
Other	226	226

Total noninterest expenses	4,517	4,190

Income before income taxes	1,102	1,305

Income tax expense	342	418

Net Income	$760	$887

Weighted average shares outstanding - basic	4,378,436	4,378,436

Weighted average shares outstanding - diluted	4,378,535	4,378,436

Earnings per common share - basic	$0.17	$0.20

Earnings per common share - diluted	$0.17	$0.20

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2017 and 2016

(dollar amounts in thousands) (unaudited)

	Three Months Ended March 31,
	2017	2016
Net Income	$760	$887

Other comprehensive income:
Unrealized gains on securities available-for-sale	423	1,029
Tax effect	(144)	(350)
Reclassification adjustment for gains included in net income (1)	(10)	(65)
Tax effect (2)	4	22

Other comprehensive income, net of tax	273	636

Comprehensive income	$1,033	$1,523

(1)	Gains are included in “gain on sales and calls of securities, net” on the consolidated statements of income.
(2)	The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2017 and 2016

(dollar amounts in thousands) (unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net Income	$760	$887

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188	196

Net amortization and accretion of premiums and discounts on securities	93	35
(Gain) on sales of available-for-sale securities	(10)	(65)
(Gain) on sales of loans held for sale	(371)	(491)
Provision for loan losses	100	200
Loss on sale of other real estate owned	8	—
(Increase) in cash value of life insurance	(86)	(65)
Decrease in interest receivable	13	13
(Increase) in other assets	(224)	(66)
Decrease in income taxes receivable	342	418
(Decrease) increase in interest payable	(11)	20
Increase in other liabilities	392	347
Proceeds from sales of loans held for sale	15,543	14,984
Origination of loans held for sale	(12,972)	(16,235)

Net cash provided by operating activities	$3,765	$178

Cash flows from investing activities
Purchases of securities available-for-sale	$(9,568)	$(5,715)

Proceeds from maturities, calls and paydowns of securities available-for-sale	1,490	381
Proceeds from sale of securities available-for-sale	970	4,563
(Purchase) of Federal Home Loan Bank stock	(42)	(60)
Proceeds from sale of other real estate owned	147	—
Origination of loans, net of principal collected	(2,526)	(3,846)
Purchases of premises and equipment	(484)	(50)

Net cash (used in) investing activities	$(10,013)	$(4,727)

Cash flows from financing activities
Net (decrease) increase in deposits	$(1,913)	$5,841
Dividends paid to common stockholders	(263)	(263)
Proceeds from sale of 4% capital notes due 1/24/2022	5,000	—
Retirement of 6% capital notes due 4/1/2017	—	(10,000)

Net cash provided by (used in) financing activities	$2,824	$(4,422)

(Decrease) in cash and cash equivalents	(3,424)	(8,971)

Cash and cash equivalents at beginning of period	$28,683	$28,655

Cash and cash equivalents at end of period	$25,259	$19,684

Non cash transactions
Transfer of loans to other real estate owned	$535	$390
Fair value adjustment for securities	413	964

Cash transactions
Cash paid for interest	$682	$528
Cash paid for taxes	—	—

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2017 and 2016

(dollars in thousands, except per share amounts) (unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2015	4,378,436	$9,370	$31,495	$7,920	$(589)	$48,196

Net Income	—	—	—	887	—	887

Dividends paid on common stock ($0.06 per share)	—	—	—	(263)	—	(263)

Other comprehensive income	—	—	—	—	636	636

Balance at March 31, 2016	4,378,436	$9,370	$31,495	$8,544	$47	$49,456

Balance at December 31, 2016	4,378,436	$9,370	$31,495	$10,156	$(1,600)	$49,421

Net Income	—	—	—	760	—	760

Dividends paid on common stock ($0.06 per share)	—	—	—	(263)	—	(263)

Other comprehensive income	—	—	—	—	273	273

Balance at March 31, 2017	4,378,436	$9,370	$31,495	$10,653	$(1,327)	$50,191

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2016. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2016 included in Financial’s Annual Report on Form 10-K. Results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The Company’s primary market area consists of the area commonly referred to as Region 2000 which encompasses the seven jurisdictions of the Town of Altavista, Amherst County, Appomattox County, the Town of Bedford, Bedford County, Campbell County, and the City of Lynchburg. Recently, the Company has expanded into Charlottesville, Roanoke, and Harrisonburg.

Financial’s critical accounting policy relates to the evaluation of the allowance for loan losses which is based on management’s estimate of an amount that is adequate to absorb probable losses inherent in the loan portfolio of Bank of the James (the “Bank”), Financial’s wholly-owned subsidiary. The allowance for loan losses is established through a provision for loan loss based on available information including the composition of the loan portfolio, historical loan losses, specific impaired loans, availability and quality of collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. Different assumptions used in evaluating the adequacy of the Bank’s allowance for loan losses could result in material changes in Financial’s financial condition and results of operations. The Bank’s policy with respect to the methodology for determining the allowance for loan losses involves a higher degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about uncertain matters. This critical policy and its assumptions are periodically reviewed with the Board of Directors.

Financial also considers valuation of other real estate owned (OREO) a critical accounting policy. OREO consists of properties acquired through foreclosure or deed in lieu of foreclosure. These properties are carried at fair value less estimated costs to sell at the date of foreclosure. Losses from the acquisition of property in full or partial satisfaction of loans are charged against the allowance for loan losses. Subsequent write-downs, if any, are charged against expense. Gains and losses on the sales of foreclosed properties are included in determining net income in the year of the sale. Operating costs after acquisition are expensed.

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

Note 3 – Earnings Per Common Share (EPS)

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of 1999 Financial (the “1999 Plan”) are considered in calculating diluted earnings per share. The following is a summary of the earnings per share calculation for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Net income	$760,000	$887,000

Weighted average number of shares	4,378,436	4,378,436
Options affect of incremental shares	99	—

Weighted average diluted shares	4,378,535	4,378,436

Basic EPS (weighted avg shares)	$0.17	$0.20

Diluted EPS (Including Option Shares)	$0.17	$0.20

The following table sets forth the option shares that were not included in calculating the diluted earnings because their effect was anti-dilutive:

	Three Months Ended
	March 31,
	2017	2016
Options excluded from calculating diluted EPS because their effect was anti-dilutive	—	636

The foregoing shares were anti-dilutive because the exercise price of the options was greater than the market price on March 31, 2016.

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Note 4 – Stock Based Compensation (continued)

Stock option plan activity for the three months ended March 31, 2017 is summarized below:

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (in years)	Value
Options outstanding, January 1, 2017	636	$12.79
Granted	—	—
Exercised	—	—
Forfeited	—	—

Options outstanding, March 31, 2017	636	$12.79	1.17	$1

Options exercisable, March 31, 2017	636	$12.79	1.17	$1

Intrinsic value is calculated by subtracting the exercise price of option shares from the market price of underlying shares as of March 31, 2017 and multiplying that amount by the number of options outstanding. No intrinsic value exists where the exercise price is greater than the market price on a given date.

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

Note 5 – Fair Value Measurements (continued)

		Carrying Value at March 31, 2017 (in thousands)
Description	Balance as of March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$1,849	$—	$1,849	$—
US agency obligations	13,302	—	13,302	—
Mortgage-backed securities	15,534	—	15,534	—
Municipals	12,598	—	12,598	—
Corporates	4,937	—	4,937	—

Total available-for-sale securities	$48,220	$—	$48,220	$—

		Carrying Value at December 31, 2016 (in thousands)
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$1,833	$	$1,833	$
US agency obligations	13,113	—	13,113	—
Mortgage-backed securities	12,005	—	12,005	—
Municipals	9,947	—	9,947	—
Corporates	3,878	—	3,878	—

Total available-for-sale securities	$40,776	$—	$40,776	$—

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

Note 5 – Fair Value Measurements (continued)

Loans held for sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended March 31, 2017. Gains and losses on the sale of loans are recorded within gains on sales of loans held for sale, net on the Consolidated Statements of Income.

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

		Carrying Value at March 31, 2017
Description	Balance as of March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$1,972	$—	$—	$1,972
Loans held for sale	1,633	—	1,633	—
Other real estate owned	2,750	—	—	2,750

*	Includes loans charged down to the net realizable value of the collateral.

		Carrying Value at December 31, 2016
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$2,830	$—	$—	$2,830
Loans held for sale	3,833	—	3,833	—
Other real estate owned	2,370	—	—	2,370

*	Includes loans charged down to the net realizable value of the collateral.

Note 5 – Fair Value Measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2017 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$1,972	Discounted appraised value	Selling cost	5% - 10% (6%	)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%	)
OREO	2,750	Discounted appraised value	Selling cost	5% - 10% (6%	)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2016 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$2,830	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)
OREO	2,370	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

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

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at March 31, 2017 and December 31, 2016 and therefore are not included in the table below.

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows (in thousands):

		Fair Value Measurements at March 31, 2017 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash and due from banks	$19,751	$19,751	$—	$—	$19,751
Fed funds sold	5,508	5,508			5,508
Securities
Available-for-sale	48,220	—	48,220	—	48,220
Held-to-maturity	3,293	—	3,272	—	3,272
Restricted stock	1,415		1,415		1,415
Loans, net	466,244	—	—	470,300	470,300
Loans held for sale	1,633	—	1,633	—	1,633
Interest receivable	1,365	—	1,365	—	1,365
BOLI	12,759	—	12,759	—	12,759

Liabilities
Deposits	$521,199	$—	$522,309	$—	$522,309
Capital notes	5,000	—	5,012	—	5,012
Interest payable	77	—	77	—	77

		Fair Value Measurements at December 31, 2016 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash and due from banks	$16,938	$16,938	$—	$—	$16,938
Fed funds sold	11,745	11,745			11,745
Securities
Available-for-sale	40,776	—	40,776	—	40,776
Held-to-maturity	3,299	—	3,273	—	3,273
Restricted stock	1,373	—	1,373		1,373
Loans, net	464,353	—	—	468,393	468,393
Loans held for sale	3,833	—	3,833	—	3,833
Interest receivable	1,378	—	1,378	—	1,378
BOLI	12,673	—	12,673	—	12,673

Liabilities
Deposits	$523,112	$—	$524,222	$—	$524,222
Interest payable	88	—	88	—	88

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

Note 6 – Capital Notes

As of December 31, 2015, Financial had $10,000,000 categorized as “Capital Notes” which represented the proceeds of the private placement of $10,000,000 in unregistered debt securities as previously disclosed (the “2012 Notes”). The 2012 Notes bore interest at the rate of 6% per year with interest payable quarterly in arrears. On December 3, 2015, Financial closed a private placement of common stock pursuant to which it received gross proceeds of $11,520,000 by selling an aggregate of 1,000,000 shares of Financials’ Common Stock at a price of $11.52 per share, as part of a private placement (the “Common Stock Private Placement”). Financial used $10,000,000 of the proceeds from the Common Stock Private Placement to prepay in full the 2012 Notes on January 5, 2016.

On January 25, 2017, Financial closed a private placement of unregistered debt securities (the “2017 Offering”) pursuant to which Financial issued $5,000,000 in principal of notes (the “2017 Notes”). The 2017 Notes bear interest at the rate of 4% per year with interest payable quarterly in arrears. The 2017 Notes are to mature on January 24, 2022, but are subject to prepayment in whole or in part on or after January 24, 2018 at Financial’s sole discretion on 30 days written notice to the holders. Of the proceeds, $3,000,000 was injected into the Bank as equity capital in March 2017. It is anticipated the remaining $2,000,000 will remain at the holding company level for debt service on the 2017 Notes.

Note 7 – Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	(Losses)
Held-to-Maturity
US agency obligations	$3,293	$50	$(71)	$3,272

Available-for-Sale
US Treasuries	1,953	—	(104)	1,849
US agency obligations	14,291	5	(994)	13,302
Mortgage-backed securities	15,881	1	(348)	15,534
Municipals	12,955	70	(427)	12,598
Corporates	5,151	—	(214)	4,937

	$50,231	$76	$(2,087)	$48,220

	December 31, 2016
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	(Losses)
Held-to-Maturity
US agency obligations	$3,299	$65	$(91)	$3,273

Available-for-Sale
US Treasuries	1,952	—	(119)	1,833
US agency obligations	14,332	5	(1,224)	13,113
Mortgage-backed securities	12,358	—	(353)	12,005
Municipals	10,425	55	(534)	9,947
Corporates	4,132	—	(254)	3,878

	$43,200	$60	$(2,484)	$40,776

Note 7 – Securities (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2017 and December 31, 2016 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2017	Value	Losses	Value	Losses	Value	Losses
Description of securities
Held-to-maturity
US agency obligations	$1,210	$71	$—	$—	$1,210	$71

Available-for-sale
US Treasuries	1,848	104	—	—	1,848	104
US agency obligations	13,297	994	—	—	13,297	994
Mortgage-backed securities	13,908	347	638	1	14,546	348
Municipals	8,563	427	—	—	8,563	427
Corporates	—	—	4,937	214	4,937	214

Total	$38,826	$1,943	$5,575	$215	$44,401	$2,158

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
Description of securities
Held-to-maturity
US agency obligations	$1,193	$91	$—	$—	$1,193	$91

Available-for-sale
US Treasuries	1,833	119	—	—	1,833	119
US agency obligations	13,109	1,224	—	—	13,109	1,224
Mortgage-backed securities	11,331	353	—	—	11,331	353
Municipals	7,170	534	—	—	7,170	534
Corporates	3,878	254	—	—	3,878	254

Total	$38,514	$2,575	$—	$—	$38,514	$2,575

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

Note 7 – Securities (continued)

At March 31, 2017, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of March 31, 2017, the Bank owned 46 securities in an unrealized loss position that were being evaluated for other than temporary impairment. Nine of these securities were S&P rated AAA, 32 were rated AA and five were rated A. As of March 31, 2017, 23 of these securities were direct obligations of the U.S. government or government sponsored entities, 16 were municipal issues, and seven were investments in domestic corporate issued securities.

Based on the analysis performed by management as mandated by the Bank’s investment policy, management believes the default risk to be minimal. Because the Bank expects to recover the entire amortized cost basis, no declines currently are deemed to be other-than-temporary.

Gross gains on available-for-sale securities were $10 and $65 during the three month periods ended March 31, 2017 and 2016 respectively. There were no losses on sales of available-for-sale securities and no sales of held-to-maturity securities during the three month periods ended March 31, 2017 and 2016.

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

Note 8 – Business Segments (continued)

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three months ended March 31, 2017 and 2016 was as follows (dollars in thousands):

Business Segments

	Community
	Banking	Mortgage	Total
Three months ended March 31, 2017
Net interest income	$4,838	$—	$4,838
Provision for loan losses	100	—	100

Net interest income after provision for loan losses	4,738	—	4,738
Noninterest income	510	371	881
Noninterest expenses	4,148	369	4,517

Income before income taxes	1,100	2	1,102
Income tax expense	341	1	342

Net income (loss)	$759	$1	$760

Total assets	$576,675	$1,758	$578,433

Three months ended March 31, 2016
Net interest income	$4,687	$—	$4,687
Provision for loan losses	200	—	200

Net interest income after provision for loan losses	4,487	—	4,487
Noninterest income	508	500	1,008
Noninterest expenses	3,733	457	4,190

Income before income taxes	1,262	43	1,305
Income tax expense	403	15	418

Net income	$859	$28	$887

Total assets	$520,801	$3,810	$524,611

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

Loan

Segments:	Loan Classes:

Commercial	Commercial and industrial loans

Commercial real estate	Commercial mortgages – owner occupied

Commercial mortgages – non-owner occupied

Commercial construction

Consumer	Consumer unsecured

Consumer secured

Residential	Residential mortgages

Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	March 31,	December 31,
	2017	2016
Commercial	$89,288	$88,085
Commercial real estate	239,520	237,638
Consumer	85,023	85,099
Residential	58,129	59,247

Total loans (1)	471,960	470,069

Less allowance for loan losses	5,716	5,716

Net loans	$466,244	$464,353

(1)	Includes net deferred costs of $235 and $182 as of March 31, 2017 and December 31, 2016, respectively.

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

We segregate loans into the above categories based on the following criteria and we review the characteristics of each rating at least annually, generally during the first quarter. The characteristics of these ratings are as follows:

•	“Pass.” These are loans having risk ratings of 1 through 4. Pass loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

•	“Monitor.” These are loans having a risk rating of 5. Monitor loans have currently acceptable risk but may have the potential for a specific defined weakness in the borrower’s operations and the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history may currently or in the future be characterized by late payments. The Bank’s risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

•	“Special Mention.” These are loans having a risk rating of 6. Special Mention loans have weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the bank’s credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. These loans do warrant more than routine monitoring due to a weakness caused by adverse events.

•	“Substandard.” These are loans having a risk rating of 7. Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Bank’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Bank. There is a distinct possibility that the Bank will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet our definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provides evidence that it is probable that the Bank will be unable to collect all amounts due.

•	“Doubtful.” These are loans having a risk rating of 8. Doubtful rated loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.

Note 9 – Loans, allowance for loan losses and OREO (continued)

•	“Loss.” These are loans having a risk rating of 9. Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

Loans on Non-Accrual Status
(dollars in thousands)
	As of
	March 31, 2017	December 31, 2016
Commercial	$894	$915
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	827	855
Commercial Mortgages-Non-Owner Occupied	71	—
Commercial Construction	239	256
Consumer
Consumer Unsecured	—	—
Consumer Secured	177	80
Residential:
Residential Mortgages	874	1,292
Residential Consumer Construction	65	67

Totals	$3,147	$3,465

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. OREO increased to $2,750 on March 31, 2017 from $2,370 on December 31, 2016. The following table represents the changes in OREO balance during the three months ended March 31, 2017 and year ended December 31, 2016.

OREO Changes
(dollars in thousands)
	Three months ended March 31, 2017	Year ended December 31, 2016
Balance at the beginning of the year (net)	$2,370	$1,965
Transfers from loans	535	470
Capitalized costs	—	—
Valuation adjustments	—	(45)
Sales proceeds	(147)	(21)
Gain (loss) on disposition	(8)	1

Balance at the end of the period (net)	$2,750	$2,370

At March 31, 2017 and December 31, 2016, the Company had $76 and $294 of consumer mortgage loans secured by residential real estate for which foreclosure was in process. The Company held three residential real estate properties in other real estate owned as of March 31, 2017 and no residential real estate property in other real estate owned as of December 31, 2016.

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans (dollars in thousands) As of and For the Three Months Ended March 31, 2017
2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$252	$255	$—	$475	$2
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,262	2,348	—	2,641	46
Commercial Mortgage Non-Owner Occupied	418	421	—	384	5
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	18	18	—	18	—
Residential
Residential Mortgages	1,588	1,673	—	1,572	10
Residential Consumer Construction	—	—	—	—	—

With An Allowance Recorded:
Commercial	$1,499	$1,511	$1,128	$1,510	$9
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,225	1,225	233	1,406	16
Commercial Mortgage Non-Owner Occupied	74	74	19	74	1
Commercial Construction	169	666	78	169	—
Consumer
Consumer Unsecured	3	3	3	2	—
Consumer Secured	109	109	109	110	2
Residential
Residential Mortgages	262	276	17	481	2
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$1,751	$1,766	$1,128	$1,985	$11
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,487	3,573	233	4,047	62
Commercial Mortgage Non-Owner Occupied	492	495	19	458	6
Commercial Construction	169	666	78	169	—
Consumer
Consumer Unsecured	3	3	3	2	—
Consumer Secured	127	127	109	128	2
Residential
Residential Mortgages	1,850	1,949	17	2,053	12
Residential Consumer Construction	—	—	—	—	—

	$7,879	$8,579	$1,587	$8,842	$93

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans (dollars in thousands) As of and For the Year Ended December 31, 2016
2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$698	$698	$—	$349	$37
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,019	3,077	—	3,051	142
Commercial Mortgage Non-Owner Occupied	349	349	—	263	23
Commercial Construction	—	—	—	14	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	18	18	—	19	1
Residential
Residential Mortgages	1,555	1,687	—	1,776	55
Residential Consumer Construction	—	—	—	86	—

With An Allowance Recorded:
Commercial	$1,521	$1,521	$1,233	$1,351	$81
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,587	1,618	249	1,232	81
Commercial Mortgage Non-Owner Occupied	74	74	20	373	6
Commercial Construction	169	657	76	255	—
Consumer
Consumer Unsecured	—	—	—	16	—
Consumer Secured	110	110	110	150	8
Residential
Residential Mortgages	699	736	83	675	30
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$2,219	$2,219	$1,233	$1,700	$118
Commercial Real Estate
Commercial Mortgages-Owner Occupied	4,606	4,695	249	4,283	223
Commercial Mortgage Non-Owner Occupied	423	423	20	636	29
Commercial Construction	169	657	76	269	—
Consumer
Consumer Unsecured	—	—	—	16	—
Consumer Secured	128	128	110	169	9
Residential
Residential Mortgages	2,254	2,423	83	2,451	85
Residential Consumer Construction	—	—	—	86	—

	$9,799	$10,545	$1,771	$9,610	$464

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Three Months Ended March 31, 2017
2017	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$2,192	$2,109	$954	$461	$5,716
Charge-offs	(5)	(17)	(3)	(105)	(130)
Recoveries	1	13	15	1	30
Provision	(67)	115	(7)	59	100

Ending Balance	$2,121	$2,220	$959	$416	$5,716

Ending Balance: Individually evaluated for impairment	$1,128	$330	$112	$17	$1,587

Ending Balance: Collectively evaluated for impairment	993	1,890	847	399	4,129

Totals:	$2,121	$2,220	$959	$416	$5,716

Loans:
Ending Balance: Individually evaluated for impairment	$1,751	$4,148	$130	$1,850	$7,879

Ending Balance: Collectively evaluated for impairment	87,537	235,372	84,893	56,279	464,081

Totals:	$89,288	$239,520	$85,023	$58,129	$471,960

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Year Ended December 31, 2016
2016	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$1,195	$1,751	$1,073	$664	$4,683
Charge-offs	(328)	(156)	(275)	—	(759)
Recoveries	7	127	44	2	180
Provision	1,318	387	112	(205)	1,612

Ending Balance	$2,192	$2,109	$954	$461	$5,716

Ending Balance: Individually evaluated for impairment	$1,233	$345	$110	$83	$1,771

Ending Balance: Collectively evaluated for impairment	959	1,764	844	378	3,945

Totals:	$2,192	$2,109	$954	$461	$5,716

Loans:
Ending Balance: Individually evaluated for impairment	$2,219	$5,198	$128	$2,254	$9,799

Ending Balance: Collectively evaluated for impairment	85,866	232,440	84,971	56,993	460,270

Totals:	$88,085	$237,638	$85,099	$59,247	$470,069

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Loans as of
	March 31, 2017
	(dollars in thousands)
			Greater				Recorded Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
2017	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$155	$819	$150	$1,124	$88,164	$89,288	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	57	937	495	1,489	89,542	91,031	—
Commercial Mortgages-Non-Owner Occupied	48	—	71	119	134,493	134,612	—
Commercial Construction	—	—	239	239	13,638	13,877	—
Consumer:
Consumer Unsecured	39	—	—	39	8,435	8,474	—
Consumer Secured	319	245	129	693	75,856	76,549	—
Residential:
Residential Mortgages	684	34	498	1,216	50,146	51,362	—
Residential Consumer Construction	—	—	65	65	6,702	6,767	—

Total	$1,302	$2,035	$1,647	$4,984	$466,976	$471,960	$—

	Age Analysis of Past Due Loans as of
	December 31, 2016
	(dollars in thousands)
			Greater				Recorded Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
2016	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$283	$5	$78	$366	$87,719	$88,085	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	1,136	72	855	2,063	88,698	90,761	—
Commercial Mortgages-Non-Owner Occupied	140	—	—	140	134,262	134,402	—
Commercial Construction	—	—	256	256	12,219	12,475	—
Consumer:
Consumer Unsecured	9	—	—	9	8,558	8,567	—
Consumer Secured	531	301	—	832	75,700	76,532	—
Residential:
Residential Mortgages	539	161	1,063	1,763	49,525	51,288	—
Residential Consumer Construction	—	—	67	67	7,892	7,959	—

Total	$2,638	$539	$2,319	$5,496	$464,573	$470,069	$—

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Credit Quality Information - by Class
	March 31, 2017
	(dollars in thousands)
2017	Pass	Monitor	Special	Substandard	Doubtful	Totals
			Mention
Commercial	$85,272	$1,250	$837	$1,185	$744	$89,288
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	83,365	4,011	100	3,555	—	91,031
Commercial Mortgages-Non Owner Occupied	131,716	1,754	519	623	—	134,612
Commercial Construction	12,550	1,088	—	239	—	13,877
Consumer
Consumer Unsecured	8,474	—	—	—	—	8,474
Consumer Secured	76,098	—	—	451	—	76,549
Residential:
Residential Mortgages	48,972	—	243	2,147	—	51,362
Residential Consumer Construction	6,702	—	—	65	—	6,767

Totals	$453,149	$8,103	$1,699	$8,265	$744	$471,960

	Credit Quality Information - by Class
	December 31, 2016
	(dollars in thousands)
2016	Pass	Monitor	Special	Substandard	Doubtful	Totals
			Mention
Commercial	$83,912	$1,473	$301	$1,484	$915	$88,085
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	83,008	2,975	101	4,677	—	90,761
Commercial Mortgages-Non Owner Occupied	129,794	3,525	525	558	—	134,402
Commercial Construction	11,774	—	445	256	—	12,475
Consumer
Consumer Unsecured	8,567	—	—	—	—	8,567
Consumer Secured	76,215	—	—	317	—	76,532
Residential:
Residential Mortgages	48,366	—	245	2,677	—	51,288
Residential Consumer Construction	7,892	—	—	67	—	7,959

Totals	$449,528	$7,973	$1,617	$10,036	$915	$470,069

Note 9 – Loans, allowance for loan losses and OREO (continued)

There were no loan modifications that would have been classified as TDRs during the three months ended March 31, 2017 and 2016.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three months ended March 31, 2017 and 2016.

At March 31, 2017 and December 31, 2016, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

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

During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC

Note 10 – Recent accounting pronouncements (continued)

filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.

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

During January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The ASU provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.

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

During March 2017, the FASB issued ASU 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The amendments in this ASU require an employer that offers defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715 to report the service

Note 10 – Recent accounting pronouncements (continued)

cost component of net periodic benefit cost in the same line item(s) as other compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component. If the other components of net periodic benefit cost are not presented on a separate line or lines, the line item(s) used in the income statement must be disclosed. In addition, only the service cost component will be eligible for capitalization as part of an asset, when applicable. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The Company does not expect the adoption of ASU 2017-07 to have a material impact on its consolidated financial statements.

During March 2017, the FASB issued ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company is currently assessing the impact that ASU 2017-08 will have on its consolidated financial statements.

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

Financial also considers valuation of other real estate owned (OREO) a critical accounting policy. OREO consists of properties acquired through foreclosure or deed in lieu of foreclosure. These properties are carried at fair value less estimated costs to sell at the date of foreclosure. Losses from the acquisition of property in full or partial satisfaction of loans are charged against the allowance for loan losses. Subsequent write-downs, if any, are charged against expense. Gains and losses on the sales of foreclosed properties are included in determining net income in the year of the sale. Operating costs after acquisition are expensed.

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

The Bank services its banking customers through the following locations in Virginia:

Full Service Branches

•	The main office located at 828 Main Street in Lynchburg (the “Main Street Office”),

•	A branch located at 615 Church Street in Lynchburg (the “Church Street Branch”),

•	A branch located at 5204 Fort Avenue in Lynchburg (the “Fort Avenue Branch”),

•	A branch located at 4698 South Amherst Highway in Amherst County (the “Madison Heights Branch”),

•	A branch located at 17000 Forest Road in Forest (the “Forest Branch”),

•	A branch located at 4935 Boonsboro Road, Suites C and D in Lynchburg (the “Boonsboro Branch”),

•	A branch located at 164 South Main Street, Amherst, Virginia (the “Amherst Branch”),

•	A branch located at 1405 Ole Dominion Boulevard in the Town of Bedford, Virginia, located off of Independence Boulevard (the “Bedford Branch”),

•	A branch located at 1110 Main Street, Altavista, Virginia (the “Altavista Branch”),

•	A branch located at 1391 South High Street, Harrisonburg, VA (the “Harrisonburg Branch”),

•	A branch located at 180 Old Courthouse Rd, Appomattox, VA (the “Appomattox Branch”),

•	A branch located at 225 Merchant Walk Avenue, Charlottesville, VA (the “5th Street Station Branch”), and

•	A branch located at 3562 Electric Road, Roanoke, VA (the “Roanoke Branch”).

Limited Service Branches

•	Westminster-Canterbury facilities located at 501 VES Road, Lynchburg, Virginia,

•	Westminster-Canterbury facilities located at 250 Pantops Mountain Road, Charlottesville, Virginia,

•	Luxor Office Park LLC, 1430 Rolkin Court Suite 203, Charlottesville, Virginia (the “Charlottesville Branch”).

Loan Production Offices

•	Residential mortgage loan production office located at the Forest Branch,

•	Commercial, consumer and mortgage loan production office located at the Charlottesville Branch.

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

•	Real property located in the Timberlake Road area of Campbell County (Lynchburg), Virginia. The Timberlake property is not suitable for its intended use as a branch bank. Management anticipates that it will be necessary to raze the current structures and replace it with appropriate new construction.

•	Real property located at 5 Village Highway (near the intersection of Routes 501 and 24) in Rustburg, Virginia. The structure on the property has been demolished and removed. The Bank does not anticipate opening a branch at this location prior to 2018.

•	Real property located near the intersection of Confederate Boulevard and Moses Avenue in Appomattox, Virginia. There is no structure on the property. The Bank began construction of a permanent full service location in April 2017. At the completion of construction and upfit, the Bank will relocate its temporary location (180 Old Courthouse Road referenced in the location table above) to this permanent location. The Bank anticipates that construction will be complete in late 2017 or early 2018.

•	Real property located at 45 South Main Street, Lexington, Virginia. The bank does not anticipate opening a branch at this location prior to 2018.

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

March 31, 2017 (in thousands)
Commitments to extend credit	$94,654
Letters of Credit	3,377

Total	$98,031

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of March 31, 2017 and December 31, 2016 and the results of operations of Financial for the three month periods ended March 31, 2017 and 2016. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

March 31, 2017 as Compared to December 31, 2016

Total assets were $578,433,000 on March 31, 2017 compared with $574,195,000 at December 31, 2016, an increase of 0.74%. The increase in total assets was primarily due to the issuance of $5,000,000 of notes (the “2017 Notes”) in a private placement that closed on January 25, 2017. The increase in assets was offset in part by a decrease in deposits.

Total deposits decreased from $523,112,000 as of December 31, 2016 to $521,199,000 on March 31, 2017, an decrease of 0.37%. The decrease resulted in large part from some note purchasers using funds on deposit with the Bank to purchase the 2017 Notes. NOW, Money Market, and Savings deposits decreased from $255,429,000 on December 31, 2016 to $250,911,000 on March 31, 2017. Noninterest bearing demand deposits increased from $102,654,000 on December 31, 2016 to $105,276,000 on March 31, 2017.

Total loans, excluding loans held for sale, increased to $471,960,000 on March 31, 2017 from $470,069,000 on December 31, 2016. Loans, excluding loans held for sale and net of deferred fees and costs and the allowance for loan losses, increased to $466,244,000 on March 31, 2017 from $464,353,000 on December 31, 2016, an increase of 0.41%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	March 31, 2017		December 31, 2016
	Amount	Percentage	Amount	Percentage
Commercial	$89,288	18.92%	$88,085	18.74%
Commercial Real Estate	239,520	50.75%	237,638	50.55%
Consumer	85,023	18.01%	85,099	18.11%
Residential	58,129	12.32%	59,247	12.60%

Total loans	$471,960	100.00%	$470,069	100.00%

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned (“OREO”) increased to $5,897,000 on March 31, 2017 from $4,920,000 on December 31, 2016. OREO increased to $2,750,000 on March 31, 2017 from $2,370,000 on December 31, 2016. This increase was due to the Bank’s foreclosure on four properties in the three months ended March 31, 2017 on real estate that secured loans then classified as non-performing. Following a) the foreclosure and subsequent re-categorization from non-performing to OREO along; and b) the reclassification of the obligations of one borrower to non-performing, non-performing loans increased from $2,550,000 at December 31, 2016 to $3,147,000 at March 31, 2017. As discussed in more detail below under “Results of Operations—Allowance for Loan Losses,” management had provided for the anticipated losses on these loans in the allowance for loan losses. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for loan losses charged against earnings. These loans were included in the non-performing loan totals listed above.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure, deeds in lieu of foreclosure or repossession. On December 31, 2016, the Bank was carrying six OREO properties on its books at a value of $2,370,000. During the three months ended March 31, 2017, the Bank acquired four additional OREO properties and disposed of two OREO properties, and as of March 31, 2017 the Bank is carrying eight OREO properties at a value of $2,750,000. The OREO properties are available for sale and are being actively marketed on the Bank’s website and through other means.

The Bank had loans in the amount of $452,000 at March 31, 2017 classified as performing Troubled Debt Restructurings (“TDRs”) as compared to $455,000 at December 31, 2016. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

Cash and cash equivalents decreased to $25,259,000 on March 31, 2017 from $28,683,000 on December 31, 2016. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). The decrease in cash and cash equivalents was due primarily to a decrease in federal funds sold, the proceeds of which were used to purchase securities available-for-sale. In addition, cash and cash equivalents are subject to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts.

Securities held-to-maturity decreased to $3,293,000 on March 31, 2017 from $3,299,000 on December 31, 2016. Securities available-for-sale increased to $48,220,000 on March 31, 2017, from $40,776,000 on December 31, 2016. The increase resulted from the Bank’s desire to build on-balance sheet liquidity and because of a slight increase in interest rates. During the three months ended March 31, 2017 the Bank received $1,490,000 in proceeds from calls, maturities, and paydowns of securities available-for-sale and $970,000 in proceeds from the sale of securities available-for-sale. The Bank purchased $9,568,000 in securities available-for sale during the same period.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $607,000 at March 31, 2017 and $565,000 at December 31, 2016, an increase of $42,000. This increase is attributable to the FHLBA’s increase in minimum ownership requirements. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At March 31, 2017, Financial, on a consolidated basis, had liquid assets of $73,479,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, and available-for-sale investments. Of this amount, approximately $13,798,000 of the available-for-sale securities are pledged as collateral with $9,114,000 pledged as security for public deposits and $4,684,000 pledged as security on a line of credit the Bank may draw on from time to time to meet liquidity needs. This line of credit currently has a zero balance. Management believes that liquid assets were adequate at March 31, 2017. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, if additional liquidity is needed, the Bank has the ability to purchase federal funds on the open market, borrow from the FHLBA using loans or investments within the Bank’s portfolio as collateral, and to borrow from the Federal Reserve Bank’s discount window.

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

On January 25, 2017, Financial closed a private placement of unregistered debt securities (the “2017 Offering”) pursuant to which Financial issued $5,000,000 in principal of notes (the “2017 Notes”). The 2017 Notes bear interest at the rate of 4% per year with interest payable quarterly in arrears. The 2017 Notes are to mature on January 24, 2022, but are subject to prepayment in whole or in part on or after January 24, 2018 at Financial’s sole discretion on 30 days written notice to the holders. Of the proceeds, $3,000,000 was injected into the Bank as equity capital in March 2017. It is anticipated the remaining $2,000,000 will remain at the holding company level for debt service on the 2017 Notes and other general corporate purposes.

At March 31, 2017, the Bank had a leverage ratio of approximately 9.53%, a Tier 1 risk-based capital ratio and a CET1 ratio of approximately 11.02% and a total risk-based capital ratio of approximately 12.17%. As of March 31, 2017 and December 31, 2016 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of March 31, 2017 and December 31, 2016:

Bank Level Only Capital Ratios

	March 31,	December 31,
Analysis of Capital (in 000’s)	2017	2016
Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	22,325	19,325
Retained earnings	28,408	27,582

Total Tier 1 capital	$54,475	$50,649

Common Equity Tier 1 Capital (CET1)	$54,475	$50,649

Tier 2 capital
Allowance for loan losses	$5,716	$5,716

Total Tier 2 capital:	$5,716	$5,716

Total risk-based capital	$60,191	$56,365

Risk weighted assets	$494,504	$488,607
Average total assets	$571,845	$566,399

	Actual		Regulatory Benchmarks
			For Capital	For Well
	March 31,	December 31,	Adequacy	Capitalized
	2017	2016	Purposes (1)	Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.526%	8.942%	4.625%	5.000%
Common Equity Tier 1 Ratio	11.016%	10.366%	5.750%	6.500%
Tier 1 risk-based capital ratio	11.016%	10.366%	7.250%	8.000%
Total risk-based capital ratio	12.172%	11.536%	9.250%	10.000%

(1)	Minimum capital requirements for CET1, Tier 1, and Total Capital ratios include the capital conservation buffer of 1.25%, which is being phased in until January, 2019.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $1,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis at March 31, 2017 would be comparable to those of the Bank.

In July 2013, the Federal Reserve Board approved a final rule establishing a regulatory capital framework for smaller, less complex financial institutions. The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The phase-in period for this rule began in January 2015. Under the final rule, minimum requirements were increased for both the quantity and quality of capital held by banking organizations. The rule included a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. The capital conservation buffer began its phase-in on January 1, 2016 at 0.625% and increases by an additional 0.625% annually until it reaches 2.5% on January 1, 2019. This will result in an effective Tier 1 capital ratio of 8.5% upon full implementation. The capital conservation buffer will limit capital distributions, stock redemptions, and certain discretionary bonuses. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and Financial to pay dividends, repurchase shares or pay discretionary bonuses. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

Earnings Summary

Financial had net income including all operating segments of $760,000 for the three months ended March 31, 2017, compared to $887,000 for the comparable period in 2016. Basic and diluted earnings per common share for the three months ended March 31, 2017 were $0.17, compared to basic and diluted earnings per share of $0.20 for the three months ended March 31, 2016.

The decrease in net income for the three months ended March 31, 2017 as compared to the prior year was due primarily to a decrease in non-interest income, an increase in interest expense, and increase in non-interest expense. The increases were partially offset by an increase in interest income. Non-interest expense increased in large part because of the Bank’s recent expansion into Charlottesville, Harrisonburg, and Roanoke. These expansions resulted in increases in personnel expense, occupancy expense, professional and data processing expense, and marketing expense.

These operating results represent an annualized return on average stockholders’ equity of 6.05% for the three months ended March 31, 2017, compared with 7.30% for the three months ended March 31, 2016. This decrease for the three months was a direct result of the decrease in net income. The Company had an annualized return on average assets of 0.53% for the three months ended March 31, 2017 compared with 0.68% for the same period in 2016. The decrease for the three months ended March 31, 2017 largely resulted from an increase in average assets since March 31, 2016 along with a decrease in net income.

See “Non-Interest Income” below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

Interest income increased to $5,509,000 for the three months ended March 31, 2017 from $5,235,000 for the same period in 2016, an increase of 5.23%. Interest income increased primarily because of increased balances in the loan and investment portfolios. The average rate received on earning assets decreased to 4.16% for the three months ended March 31, 2017 as compared with 4.35% for the comparable period in 2016. The rate on total average earning assets decreased primarily because of a decrease in the rate received on loans resulting from a competitive banking environment. Management expects that competition will continue to pressure the rates we receive on loans and therefore may negatively impact our interest income.

Interest expense increased to $671,000 for the three months ended March 31, 2017 from $548,000 for the same period in 2016, an increase of 22.45%. The increase in interest expense resulted primarily from an increase interest paid on time deposits and interest bearing demand deposits and the interest paid on 2017 Notes. The Bank’s average rate paid on interest bearing deposits was 0.62% during the three month period ended March 31, 2017 as compared to 0.58% for the same period in 2016.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three months ended March 31, 2017 was $4,838,000 compared to $4,687,000 for the same period in 2016, an increase of 3.22%. The change in net interest income for the three months ended March 31, 2017 as compared with the comparable period in 2016 primarily is attributable to the increase in interest income resulting from increased loan balances. The net interest margin was 3.65% for the three months ended March 31, 2017, as compared to 3.89% for the same period a year ago.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I below.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, gains on sales of mortgage loans held for sale, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency. Non-interest income decreased to $881,000 for the three months ended March 31, 2017 from $1,008,000 for the three months ended March 31, 2016. This decrease for the three months ended March 31, 2017 as compared to the same period last year was due primarily due to a decrease in gains on sales of loans held for sale from $491,000 for the three months ended March 31, 2016 to $371,000 for the period ended March 31, 2017 and a decrease in gains on sales of securities from $65,000 for three months ended March 31, 2016 to $10,000 for the same period this year. The decrease for the three months ended March 31, 2017 was partially offset by increases in service charges, fees, and commissions and an increase in the cash value of life insurance from three months ended March 31, 2016 as compared to the three months ended March 31, 2017. These areas increased due to customer activity and utilization of services and additional purchases of BOLI in the third quarter of 2016.

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

Purchase mortgage originations totaled approximately $6,022,000 or 46.42% of the total mortgage loans originated in the three months ended March 31, 2017 as compared to approximately $11,040,000 or 68.00% of the total mortgage loans originated in the same period in 2016. The decrease in amount of purchase mortgage originations resulted from a decrease in for-sale residential real estate inventory in the Region 2000 market and a slight increase in longer-term interest rates. However, despite the increase in longer-term rates, refinancing activity continued primarily due to the relatively low interest rate environment as compared to long-term historical interest rate levels. Management anticipates that purchase mortgage originations going forward will represent a majority of mortgage originations as they have in the recent past.

Despite the recent fluctuations in rates, management anticipates that residential mortgage rates will remain near the current historic lows for the remainder of 2017. Management expects that attractive rates coupled with the Mortgage division’s reputation in Region 2000, increased residential real estate seasonal inventory and the recent hiring of additional mortgage loan originators in Roanoke, Harrisonburg and Charlottesville will result in increased mortgage originations through the remainder of 2017 as compared to the three month period ended March 31, 2017. In addition, Management believes that regulatory pressure may result in a decreased number of competitors to the Mortgage division and this could result in an increase in market share. Management also believes that in the event that interest rates rise, revenue from the mortgage segment could be under pressure.

Our Investment division provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. The Investment division’s financial impact on our consolidated revenue has been immaterial. Although management cannot predict the financial impact of Investment with certainty, management anticipates the Investment division’s impact on noninterest income will remain immaterial in 2017.

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

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2017 increased to $4,517,000 from $4,190,000, an increase of 7.80% from the comparable period in 2016. This resulted from increases for personnel expense primarily related to the expansion into Charlottesville, Harrisonburg, and Roanoke, as well as increases in professional, data processing and outside expenses, credit expense, marketing expenses, occupancy expenses, equipment expenses, and supplies expense. Total personnel expense was $2,380,000 for the three month period ended March 31, 2017 as compared to $2,237,000 for the same period in 2016.

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The provision to the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon two components – specific impairment and general reserves. As discussed below, loans having a risk rating of 7 or below that are significantly past due, and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, and loan performance measures. Based on the application of the loan loss calculation, the Bank provided $100,000 to the allowance for loan losses for the three month period ended March 31, 2017. This compares to the provision of $200,000 for the comparable period in 2016, representing a decrease of 50.00%.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for loan losses and constitute a realized loss. Charged-off loans were $130,000 for the three months ended March 31, 2017 as compared to $251,000 for the comparable period in 2016. While a charged off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. In the three months ended March 31, 2017, the Bank had recoveries of charged off loans of $30,000 as compared with $118,000 for the comparable period in 2016.

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. As set forth in the tables below, the Bank’s allowance arising from the specific impairment evaluation as of March 31, 2017 decreased as compared to December 31, 2016.

The percentage of the allowance for loan losses to total loans was 1.21% as of March 31, 2017 and 1.22% as of December 31, 2016. The overall balance in the allowance for loan losses was unchanged at $5,716,000 as of December 31, 2016 and March 31, 2017. The inherent risks associated with the increasing industry concentrations and commercial real estate concentrations within the portfolio have increased the qualitative portion of the general reserve. Management believes that the current allowance for loan losses is adequate.

The following tables summarize the allowance activity for the periods indicated:

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands)
	As of and For the Three months Ended March 31, 2017
	Commercial		Commercial Real Estate		Consumer		Residential	Total
2017
Allowance for Loan Losses:
Beginning Balance	$2,192		$2,109		$954		$461	$5,716
Charge-offs	(5)		(17)		(3)		(105)	(130)
Recoveries	1		13		15		1	30
Provision	(67	)(1)	115	(2)	(7	)(1)	59	100

Ending Balance	$2,121		$2,220		$959		$416	$5,716

Ending Balance: Individually evaluated for impairment	$1,128		$330		$112		$17	$1,587

Ending Balance: Collectively evaluated for impairment	993		1,890		847		399	4,129

Totals:	$2,121		$2,220		$959		$416	$5,716

Loans:
Ending Balance: Individually evaluated for impairment	$1,751		$4,148		$130		$1,850	$7,879

Ending Balance: Collectively evaluated for impairment	87,537		235,372		84,893		56,279	464,081

Totals:	$89,288		$239,520		$85,023		$58,129	$471,960

(1)	The experience within the historical charge-off period used to calculate the allowance has improved which reduced the need for a provision relating to this segment.
(2)

The increased concentration of loan balances in the commercial segments resulted in an increase in the provision for these categories. Management has a process for the ongoing evaluation of our loans and the specific risks associated with concentrations in each segment.

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands)
	As of and For the Year Ended December 31, 2016
	Commercial		Commercial Real Estate		Consumer	Residential		Total
2016
Allowance for Loan Losses:
Beginning Balance	$1,195		$1,751		$1,073	$664		$4,683
Charge-offs	(328)		(156)		(275)	—		(759)
Recoveries	7		127		44	2		180
Provision	1,318	(2)	387	(2)	112	(205	)(1)	1,612

Ending Balance	$2,192		$2,109		$954	$461		$5,716

Ending Balance: Individually evaluated for impairment	$1,233		$345		$110	$83		$1,771

Ending Balance: Collectively evaluated for impairment	959		1,764		844	378		3,945

Totals:	$2,192		$2,109		$954	$461		$5,716

Loans:
Ending Balance: Individually evaluated for impairment	$2,219		$5,198		$128	$2,254		$9,799

Ending Balance: Collectively evaluated for impairment	85,866		232,440		84,971	56,993		460,270

Totals:	$88,085		$237,638		$85,099	$59,247		$470,069

(1)	The experience within the historical charge-off period used to calculate the allowance has improved which reduced the need for a provision relating to this segment.
(2)	The increased concentration of loan balances in the commercial segments resulted in an increase in the provision for these categories. Management has a process for the ongoing evaluation of our loans and the specific risks associated with concentrations in each segment. Specific reserves increases accounted for the majority of the increase related to the commercial segment.

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended March 31, (in thousands)
	2017	2016
Balance, beginning of period	$5,716	$4,683
Provision for loan losses	100	200
Loans charged off	(130)	(251)
Recoveries of loans charged off	30	118

Net (charge offs) recoveries	(100)	(133)

Balance, end of period	$5,716	$4,750

No nonaccrual loans were excluded from impaired loan disclosure under current accounting rules at March 31, 2017 and December 31, 2016. If interest on these loans had been accrued, such income cumulatively would have approximated $368,000 and $391,000 on March 31, 2017 and December 31, 2016, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

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

Income Taxes

For the three months ended March 31, 2017, Financial had an income tax expense of $342,000 as compared to $418,000 for the same period in 2016. This represents an effective tax rate of 31.03% for the three months ended March 31, 2017 as compared with 32.03% for the three months ended March 31, 2016. Our effective rate was lower than the statutory corporate tax rate in both quarters because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance and certain tax free municipal securities.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended March 31, 2017 and 2016

(dollars in thousands)

	2017			2016
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$470,005	$5,173	4.46%	$436,927	$4,961	4.60%
Loans held for sale	1,390	15	4.38%	2,302	17	2.99%
Fed funds sold	7,072	13	0.75%	3,071	4	0.53%
Interest bearing bank balances	7,000	15	0.87%	6,000	6	0.41%
Securities (3)	50,916	291	2.32%	38,982	246	2.56%
Federal agency equities	1,259	7	2.25%	1,200	6	2.03%
CBB equity	116	—	—	116	—	—

Total earning assets	537,758	5,514	4.16%	488,598	5,240	4.35%

Allowance for loan losses	(5,712)			(4,739)
Non-earning assets	44,521			35,537

Total assets	$576,567			$519,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$140,190	$111	0.32%	$118,718	$76	0.26%
Savings	108,414	58	0.22%	113,135	60	0.22%
Time deposits	163,990	465	1.15%	144,869	400	1.12%

Total interest bearing deposits	412,594	634	0.62%	376,722	536	0.58%

Other borrowed funds
Fed funds purchased	—	—	—	1,487	4	1.09%
Capital Notes	3,667	37	4.00%	330	8	6.00%

Total interest-bearing liabilities	416,261	671	0.65%	378,539	548	0.59%

Non-interest bearing deposits	108,287			90,181
Other liabilities	1,049			1,945

Total liabilities	525,597			470,665
Stockholders’ equity	50,970			48,731

Total liabilities and Stockholders’ equity	$576,567			$519,396

Net interest income		$4,843			$4,692

Net interest margin			3.65%			3.89%

Interest spread			3.51%			3.76%

(1)	Net accretion or amortization of deferred loan fees and costs are included in interest income.

(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities. An assumed income tax rate of 34% was used in the calculation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.	Controls and Procedures

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

There have been no significant changes during the three months ended March 31, 2017, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2017

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2017

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 10, 2017

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2017 and 2016 (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2017 and 2016 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2017 and 2016; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: May 10, 2017	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President
(Principal Executive Officer)

Date: May 10, 2017	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2017

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2017

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 10, 2017

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2017 and 2016 (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2017 and 2016 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2017 and 2016; (vi) Notes to Unaudited Consolidated Financial Statements.