Form 10-Q
period 2017-06-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2017-08-04
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,378,436 shares of Common Stock, par value $2.14 per share, were outstanding at August 4, 2017.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2017 unaudited)

	June 30,	December 31,
	2017	2016
Assets
Cash and due from banks	$18,117	$16,938
Federal funds sold	5,115	11,745

Total cash and cash equivalents	23,232	28,683

Securities held-to-maturity (fair value of $3,284 in 2017 and $3,273 in 2016)	3,288	3,299

Securities available-for-sale, at fair value	49,315	40,776
Restricted stock, at cost	1,505	1,373

Loans, net of allowance for loan losses of $6,132 in 2017 and $5,716 in 2016	483,248	464,353
Loans held for sale	2,514	3,833
Premises and equipment, net	11,416	10,947
Interest receivable	1,298	1,378
Cash value - bank owned life insurance	12,846	12,673
Other real estate owned	2,775	2,370
Income taxes receivable	1,291	1,214
Deferred tax asset, net	2,057	2,374
Other assets	852	922

Total assets	$595,637	$574,195

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$111,678	$102,654
NOW, money market and savings	249,594	255,429
Time	171,590	165,029

Total deposits	532,862	523,112

Repurchase agreements	5,000	—
Capital notes	5,000	—
Interest payable	78	88
Other liabilities	1,639	1,574

Total liabilities	$544,579	$524,774

Commitments and Contingencies
Stockholders’ equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$—	$—

Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,378,436 as of June 30, 2017 and December 31, 2016	9,370	9,370
Additional paid-in-capital	31,495	31,495
Retained earnings	11,178	10,156
Accumulated other comprehensive (loss)	(985)	(1,600)

Total stockholders’ equity	$51,058	$49,421

Total liabilities and stockholders’ equity	$595,637	$574,195

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Interest Income
Loans	$5,465	$5,007	$10,653	$9,985
Securities
US Government and agency obligations	121	125	234	264
Mortgage backed securities	77	68	143	120
Municipals - taxable	80	35	149	69
Municipals - tax exempt	10	11	21	21
Dividends	28	27	35	33
Other (Corporates)	30	3	57	9
Interest bearing deposits	17	9	32	15
Federal Funds sold	23	8	36	12

Total interest income	5,851	5,293	11,360	10,528

Interest Expense
Deposits
NOW, money market savings	175	139	344	275
Time Deposits	486	411	951	811
Federal Funds purchased	—	—	—	4
Capital notes 6% due 4/1/2017	—	—	—	8
Capital notes 4% due 1/24/2022	50	—	87	—

Total interest expense	711	550	1,382	1,098

Net interest income	5,140	4,743	9,978	9,430

Provision for loan losses	445	250	545	450

Net interest income after provision for loan losses	4,695	4,493	9,433	8,980

Noninterest income
Gain on sales of loans held for sale	598	681	969	1,172
Service charges, fees and commissions	493	362	898	734
Increase in cash value of life insurance	87	65	173	130
Other	24	45	33	60
Gain on sales and calls of securities, net	52	163	62	228

Total noninterest income	1,254	1,316	2,135	2,324

Noninterest expenses
Salaries and employee benefits	2,396	2,162	4,776	4,399
Occupancy	365	305	737	637
Equipment	438	314	786	633
Supplies	123	108	257	227

Professional, data processing, and other outside expense	697	701	1,377	1,363
Marketing	236	201	384	320
Credit expense	187	106	301	189
Other real estate expenses	24	4	36	5
FDIC insurance expense	88	91	191	183
Other	252	262	478	488

Total noninterest expenses	4,806	4,254	9,323	8,444

Income before income taxes	1,143	1,555	2,245	2,860

Income tax expense	356	504	698	922

Net Income	$787	$1,051	$1,547	$1,938

Weighted average shares outstanding - basic	4,378,436	4,378,436	4,378,436	4,378,436

Weighted average shares outstanding - diluted	4,378,519	4,378,436	4,378,527	4,378,436

Earnings per common share - basic	$0.18	$0.24	$0.35	$0.44

Earnings per common share - diluted	$0.18	$0.24	$0.35	$0.44

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2017 and 2016

(dollar amounts in thousands) (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$787	$1,051	$1,547	$1,938

Other comprehensive income:
Unrealized gains on securities available-for-sale	571	630	994	1,659
Tax effect	(194)	(215)	(338)	(565)
Reclassification adjustment for gains included in net income (1)	(52)	(163)	(62)	(228)
Tax effect (2)	17	56	21	78

Other comprehensive income, net of tax	342	308	615	944

Comprehensive income	$1,129	$1,359	$2,162	$2,882

(1)	Gains are included in “gain on sales and calls of securities, net” on the consolidated statements of income.
(2)	The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2017 and 2016

(dollar amounts in thousands) (unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net Income	$1,547	$1,938

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	396	391
Net amortization and accretion of premiums and discounts on securities	185	93
(Gain) on sales of available-for-sale securities	(62)	(228)
(Gain) on call of held-to-maturity securities	—	(6)
(Gain) on sales of loans held for sale	(969)	(1,172)
Provision for loan losses	545	450
Loss (gain) on sale of other real estate owned	17	(1)
(Increase) in cash value of life insurance	(173)	(130)
Decrease in interest receivable	80	39
Decrease (increase) in other assets	70	(112)
(Increase) in income taxes receivable	(77)	(29)
(Decrease) increase in interest payable	(10)	26
Increase in other liabilities	65	279
Proceeds from sales of loans held for sale	36,364	38,038
Origination of loans held for sale	(34,076)	(39,354)

Net cash provided by operating activities	$3,902	$222

Cash flows from investing activities
Purchases of securities held-to-maturity	$—	$(1,290)
Proceeds from maturities and calls of securities held-to-maturity	—	500
Purchases of securities available-for-sale	(15,481)	(16,242)
Proceeds from maturities, calls and paydowns of securities available-for-sale	2,013	3,972
Proceeds from sale of securities available-for-sale	5,749	16,029
(Purchase) of Federal Reserve Bank stock	(90)	—
(Purchase) of Federal Home Loan Bank stock	(42)	(60)
Proceeds from sale of other real estate owned	253	21
Origination of loans, net of principal collected	(20,115)	(22,524)
Purchases of premises and equipment	(865)	(250)

Net cash (used in) investing activities	$(28,578)	$(19,844)

Cash flows from financing activities
Net increase in deposits	$9,750	$25,925
Net increase in repurchase agreements	5,000	—
Dividends paid to common stockholders	(525)	(525)
Proceeds from sale of 4% capital notes due 1/24/2022	5,000	—
Retirement of 6% capital notes due 4/1/2017	—	(10,000)

Net cash provided by financing activities	$19,225	$15,400

(Decrease) in cash and cash equivalents	(5,451)	(4,222)

Cash and cash equivalents at beginning of period	$28,683	$28,655

Cash and cash equivalents at end of period	$23,232	$24,433

Non cash transactions
Transfer of loans to other real estate owned	$675	$475
Fair value adjustment for securities	932	1,431
Cash transactions

Cash paid for interest	$1,392	$1,072
Cash paid for taxes	775	450

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2017 and 2016

(dollars in thousands, except per share amounts) (unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2015	4,378,436	$9,370	$31,495	$7,920	$(589)	$48,196

Net Income	—	—	—	1,938	—	1,938
Dividends paid on common stock ($0.12 per share)	—	—	—	(525)	—	(525)
Other comprehensive income	—	—	—	—	944	944

Balance at June 30, 2016	4,378,436	$9,370	$31,495	$9,333	$355	$50,553

Balance at December 31, 2016	4,378,436	$9,370	$31,495	$10,156	$(1,600)	$49,421

Net Income	—	—	—	1,547	—	1,547
Dividends paid on common stock ($0.12 per share)	—	—	—	(525)	—	(525)
Other comprehensive income	—	—	—	—	615	615

Balance at June 30, 2017	4,378,436	$9,370	$31,495	$11,178	$(985)	$51,058

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2016. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2016 included in Financial’s Annual Report on Form 10-K. Results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Note 3 – Earnings Per Common Share (EPS)

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of 1999 Financial (the “1999 Plan”) are considered in calculating diluted earnings per share. The following is a summary of the earnings per share calculation for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$787,000	$1,051,000	$1,547,000	$1,938,000

Weighted average number of shares	4,378,436	4,378,436	4,378,436	4,378,436
Options effect of incremental shares	83	—	91	—

Weighted average diluted shares	4,378,519	4,378,436	4,378,527	4,378,436

Basic EPS (weighted avg shares)	$0.18	$0.24	$0.35	$0.44

Diluted EPS (Including Option Shares)	$0.18	$0.24	$0.35	$0.44

The following table sets forth the option shares that were not included in calculating the diluted earnings because their effect was anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Options excluded from calculating diluted EPS because their effect was anti-dilutive	—	636	—	636

The foregoing shares were anti-dilutive because the exercise price of the options was greater than the market price on June 30, 2016.

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Note 4 – Stock Based Compensation (continued)

Stock option plan activity for the six months ended June 30, 2017 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value (in thousands)
Options outstanding, January 1, 2017	636	$12.79
Granted	—	—
Exercised	—	—
Forfeited	—	—

Options outstanding, June 30, 2017	636	$12.79	0.92	$1

Options exercisable, June 30, 2017	636	$12.79	0.92	$1

Intrinsic value is calculated by subtracting the exercise price of option shares from the market price of underlying shares as of June 30, 2017 and multiplying that amount by the number of options outstanding. No intrinsic value exists where the exercise price is greater than the market price on a given date.

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

Note 5 – Fair Value Measurements (continued)

		Carrying Value at June 30, 2017 (in thousands)
Description	Balance as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$1,874	$—	$1,874	$—
US agency obligations	13,556	—	13,556	—
Mortgage-backed securities	16,848	—	16,848	—
Municipals	13,046	—	13,046	—
Corporates	3,991	—	3,991	—

Total available-for-sale securities	$49,315	$—	$49,315	$—

		Carrying Value at December 31, 2016 (in thousands)
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$1,833	$	$1,833	$
US agency obligations	13,113	—	13,113	—
Mortgage-backed securities	12,005	—	12,005	—
Municipals	9,947	—	9,947	—
Corporates	3,878	—	3,878	—

Total available-for-sale securities	$40,776	$—	$40,776	$—

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

Note 5 – Fair Value Measurements (continued)

Loans held for sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended June 30, 2017. Gains and losses on the sale of loans are recorded within gains on sales of loans held for sale, net on the Consolidated Statements of Income.

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

		Carrying Value at June 30, 2017
Description	Balance as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$3,066	$—	$—	$3,066
Loans held for sale	2,514	—	2,514	—
Other real estate owned	2,775	—	—	2,775

*	Includes loans charged down to the net realizable value of the collateral.

		Carrying Value at December 31, 2016
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$2,830	$—	$—	$2,830
Loans held for sale	3,833	—	3,833	—
Other real estate owned	2,370	—	—	2,370

*	Includes loans charged down to the net realizable value of the collateral.

Note 5 – Fair Value Measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2017
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$3,066	Discounted appraised value	Selling cost	5% - 10% (6%	)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%	)

OREO	2,775	Discounted appraised value	Selling cost	5% - 10% (6%	)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%	)

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2016
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$2,830	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

OREO	2,370	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

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

Short-term borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate fair value. The carrying values of all short-term borrowings are considered to be Level 2.

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

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at June 30, 2017 and December 31, 2016 and therefore are not included in the table below.

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows (in thousands):

		Fair Value Measurements at June 30, 2017 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$18,117	$18,117	$—	$—	$18,117
Fed funds sold	5,115	5,115	—	—	5,115
Securities
Available-for-sale	49,315	—	49,315	—	49,315
Held-to-maturity	3,288	—	3,284	—	3,284
Restricted stock	1,505		1,505	—	1,505
Loans, net	483,248	—	—	485,471	485,471
Loans held for sale	2,514	—	2,514	—	2,514
Interest receivable	1,298	—	1,298	—	1,298
BOLI	12,846	—	12,846	—	12,846

Liabilities
Deposits	$532,862	$—	$533,921	$—	$533,921
Repurchase Agreements	5,000		5,000		5,000
Capital notes	5,000	—	4,676	—	4,676
Interest payable	78	—	78	—	78

		Fair Value Measurements at December 31, 2016 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$16,938	$16,938	$—	$—	$16,938
Fed funds sold	11,745	11,745			11,745
Securities
Available-for-sale	40,776	—	40,776	—	40,776
Held-to-maturity	3,299	—	3,273	—	3,273
Restricted stock	1,373	—	1,373		1,373
Loans, net	464,353	—	—	468,393	468,393
Loans held for sale	3,833	—	3,833	—	3,833
Interest receivable	1,378	—	1,378	—	1,378
BOLI	12,673	—	12,673	—	12,673

Liabilities
Deposits	$523,112	$—	$524,222	$—	$524,222
Interest payable	88	—	88	—	88

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

Note 7 - Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$3,288	$37	$(41)	$3,284

Available-for-Sale
US Treasuries	1,954	—	(80)	1,874
US agency obligations	14,249	12	(705)	13,556
Mortgage-backed securities	17,143	1	(296)	16,848
Municipals	13,337	76	(367)	13,046
Corporates	4,124	—	(133)	3,991

	$50,807	$89	$(1,581)	$49,315

	December 31, 2016
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$3,299	$65	$(91)	$3,273

Available-for-Sale
US Treasuries	1,952	—	(119)	1,833
US agency obligations	14,332	5	(1,224)	13,113
Mortgage-backed securities	12,358	—	(353)	12,005
Municipals	10,425	55	(534)	9,947
Corporates	4,132	—	(254)	3,878

	$43,200	$60	$(2,484)	$40,776

Note 7 – Securities (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2017 and December 31, 2016 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
June 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
Held-to-maturity
US agency obligations	$1,239	$41	$—	$—	$1,239	$41

Available-for-sale
US Treasuries	1,874	80	—	—	1,874	80
US agency obligations	9,614	646	2,941	59	12,555	705
Mortgage-backed securities	15,282	295	611	1	15,893	296
Municipals	9,232	367	—	—	9,232	367
Corporates	3,991	133	—	—	3,991	133

Total	$41,232	$1,562	$3,552	$60	$44,784	$1,622

	Less than 12 months		More than 12 months		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
Held-to-maturity
US agency obligations	$1,193	$91	$—	$—	$1,193	$91

Available-for-sale
US Treasuries	1,833	119	—	—	1,833	119
US agency obligations	13,109	1,224	—	—	13,109	1,224
Mortgage-backed securities	11,331	353	—	—	11,331	353
Municipals	7,170	534	—	—	7,170	534
Corporates	3,878	254	—	—	3,878	254

Total	$38,514	$2,575	$—	$—	$38,514	$2,575

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

Note 7 – Securities (continued)

At June 30, 2017, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of June 30, 2017, the Bank owned 43 securities in an unrealized loss position that were being evaluated for other than temporary impairment. Nine of these securities were S&P rated AAA, 31 were rated AA and three were rated A. As of June 30, 2017, 24 of these securities were direct obligations of the U.S. government or government sponsored entities, 14 were municipal issues, and five were investments in domestic corporate issued securities.

Based on the analysis performed by management as mandated by the Bank’s investment policy, management believes the default risk to be minimal. Because the Bank expects to recover the entire amortized cost basis, no declines currently are deemed to be other-than-temporary.

Gross gains on available-for-sale securities were $52 and $62 during the three and six month periods ended June 30, 2017 compared to $163 and $228 for the same respective periods in 2016. There were no losses on sales of available-for-sale securities and no sales of held-to-maturity securities during the three and six month periods ended June 30, 2017 and 2016.

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

Note 8 – Business Segments (continued)

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three and six months ended June 30, 2017 and 2016 was as follows (dollars in thousands):

Business Segments

	Community
	Banking	Mortgage	Total
Six months ended June 30, 2017
Net interest income	$9,978	$—	$9,978
Provision for loan losses	545	—	545

Net interest income after provision for loan losses	9,433	—	9,433
Noninterest income	1,166	969	2,135
Noninterest expenses	8,559	764	9,323

Income before income taxes	2,040	205	2,245
Income tax expense	630	68	698

Net income	$1,410	$137	$1,547

Total assets	$592,998	$2,639	$595,637

Six months ended June 30, 2016
Net interest income	$9,430	$—	$9,430
Provision for loan losses	450	—	450

Net interest income after provision for loan losses	8,980	—	8,980
Noninterest income	1,128	1,196	2,324
Noninterest expenses	7,481	963	8,444

Income before income taxes	2,627	233	2,860
Income tax expense	843	79	922

Net income	$1,784	$154	$1,938

Total assets	$541,120	$4,610	$545,730

	Community
	Banking	Mortgage	Total
Three months ended June 30, 2017
Net interest income	$5,140	$—	$5,140
Provision for loan losses	445	—	445

Net interest income after provision for loan losses	4,695	—	4,695
Noninterest income	656	598	1,254
Noninterest expenses	4,411	395	4,806

Income before income taxes	940	203	1,143
Income tax expense	289	67	356

Net income	$651	$136	$787

Total assets	$592,998	$2,639	$595,637

Three months ended June 30, 2016
Net interest income	$4,743	$—	$4,743
Provision for loan losses	250	—	250

Net interest income after provision for loan losses	4,493	—	4,493
Noninterest income	620	696	1,316
Noninterest expenses	3,748	506	4,254

Income before income taxes	1,365	190	1,555
Income tax expense	440	64	504

Net income	$925	$126	$1,051

Total assets	$541,120	$4,610	$545,730

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

Loan Segments:		Loan Classes:
	Commercial		Commercial and industrial loans

	Commercial real estate		Commercial mortgages – owner occupied

Commercial mortgages – non-owner occupied

Commercial construction

	Consumer		Consumer unsecured

Consumer secured

	Residential		Residential mortgages

Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	June 30,	December 31,
	2017	2016
Commercial	$97,620	$88,085
Commercial real estate	241,232	237,638
Consumer	84,521	85,099
Residential	66,007	59,247

Total loans (1)	489,380	470,069

Less allowance for loan losses	6,132	5,716

Net loans	$483,248	$464,353

(1)	Includes net deferred costs of $484 and $182 as of June 30, 2017 and December 31, 2016, respectively.

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

We segregate loans into the above categories based on the following criteria and we review the characteristics of each rating at least annually, generally during the first quarter. The characteristics of these ratings are as follows:

•	“Pass.” These are loans having risk ratings of 1 through 4. Pass loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

•	“Monitor.” These are loans having a risk rating of 5. Monitor loans have currently acceptable risk but may have the potential for a specific defined weakness in the borrower’s operations and the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history may currently or in the future be characterized by late payments. The Bank’s risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

•	“Special Mention.” These are loans having a risk rating of 6. Special Mention loans have weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the bank’s credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. These loans do warrant more than routine monitoring due to a weakness caused by adverse events.

•	“Substandard.” These are loans having a risk rating of 7. Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Bank’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Bank. There is a distinct possibility that the Bank will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet our definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provides evidence that it is probable that the Bank will be unable to collect all amounts due.

•	“Doubtful.” These are loans having a risk rating of 8. Doubtful rated loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.

Note 9 – Loans, allowance for loan losses and OREO (continued)

•	“Loss.” These are loans having a risk rating of 9. Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

Loans on Non-Accrual Status

(dollars in thousands)

	As of
	June 30, 2017	December 31, 2016
Commercial	$984	$915
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	189	855
Commercial Mortgages-Non-Owner Occupied	68	—
Commercial Construction	169	256
Consumer
Consumer Unsecured	—	—
Consumer Secured	397	80
Residential:
Residential Mortgages	778	1,292
Residential Consumer Construction	64	67

Totals	$2,649	$3,465

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. OREO increased to $2,775 on June 30, 2017 from $2,370 on December 31, 2016. The following table represents the changes in OREO balance during the six months ended June 30, 2017 and year ended December 31, 2016.

OREO Changes

(dollars in thousands)

	Six months ended June 30, 2017	Year ended December 31, 2016
Balance at the beginning of the year (net)	$2,370	$1,965
Transfers from loans	675	470
Capitalized costs	—	—
Valuation adjustments	—	(45)
Sales proceeds	(253)	(21)
Gain (loss) on disposition	(17)	1

Balance at the end of the period (net)	$2,775	$2,370

At June 30, 2017 and December 31, 2016, the Company had $148 and $294 of consumer mortgage loans secured by residential real estate for which foreclosure was in process. The Company held four residential real estate properties in other real estate owned as of June 30, 2017 and no residential real estate property in other real estate owned as of December 31, 2016.

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the Six Months Ended June 30, 2017
2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$393	$397	$—	$546	$5
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,090	1,106	—	2,055	41
Commercial Mortgage Non-Owner Occupied	413	418	—	381	10
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	205	210	—	112	2
Residential
Residential Mortgages	1,464	1,552	—	1,510	23
Residential Consumer Construction	—	—	—	—	—

With An Allowance Recorded:
Commercial	$2,259	$2,296	$1,344	$1,890	$40
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,728	1,728	211	1,658	46
Commercial Mortgage Non-Owner Occupied	74	74	19	74	3
Commercial Construction	169	676	78	169	—
Consumer
Consumer Unsecured	3	3	3	2	—
Consumer Secured	310	317	183	210	4
Residential
Residential Mortgages	152	169	5	426	3
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$2,652	$2,693	$1,344	$2,436	$45
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,818	2,834	211	3,713	87
Commercial Mortgage Non-Owner Occupied	487	492	19	455	13
Commercial Construction	169	676	78	169	—
Consumer
Consumer Unsecured	3	3	3	2	—
Consumer Secured	515	527	183	322	6
Residential
Residential Mortgages	1,616	1,721	5	1,936	26
Residential Consumer Construction	—	—	—	—	—

	$8,260	$8,946	$1,843	$9,033	$177

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2016
2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$698	$698	$—	$349	$37
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,019	3,077	—	3,051	142
Commercial Mortgage Non-Owner Occupied	349	349	—	263	23
Commercial Construction	—	—	—	14	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	18	18	—	19	1
Residential
Residential Mortgages	1,555	1,687	—	1,776	55
Residential Consumer Construction	—	—	—	86	—

With An Allowance Recorded:
Commercial	$1,521	$1,521	$1,233	$1,351	$81
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,587	1,618	249	1,232	81
Commercial Mortgage Non-Owner Occupied	74	74	20	373	6
Commercial Construction	169	657	76	255	—
Consumer
Consumer Unsecured	—	—	—	16	—
Consumer Secured	110	110	110	150	8
Residential
Residential Mortgages	699	736	83	675	30
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$2,219	$2,219	$1,233	$1,700	$118
Commercial Real Estate
Commercial Mortgages-Owner Occupied	4,606	4,695	249	4,283	223
Commercial Mortgage Non-Owner Occupied	423	423	20	636	29
Commercial Construction	169	657	76	269	—
Consumer
Consumer Unsecured	—	—	—	16	—
Consumer Secured	128	128	110	169	9
Residential
Residential Mortgages	2,254	2,423	83	2,451	85
Residential Consumer Construction	—	—	—	86	—

	$9,799	$10,545	$1,771	$9,610	$464

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Six Months Ended June 30, 2017
2017	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$2,192	$2,109	$954	$461	$5,716
Charge-offs	(5)	(17)	(99)	(105)	(226)
Recoveries	3	23	32	39	97
Provision	227	92	161	65	545

Ending Balance	$2,417	$2,207	$1,048	$460	$6,132

Ending Balance: Individually evaluated for impairment	$1,344	$308	$186	$5	$1,843

Ending Balance: Collectively evaluated for impairment	1,073	1,899	862	455	4,289

Totals:	$2,417	$2,207	$1,048	$460	$6,132

Loans:
Ending Balance: Individually evaluated for impairment	$2,652	$3,474	$518	$1,616	$8,260

Ending Balance: Collectively evaluated for impairment	94,968	237,758	84,003	64,391	481,120

Totals:	$97,620	$241,232	$84,521	$66,007	$489,380

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Year Ended December 31, 2016
2016	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$1,195	$1,751	$1,073	$664	$4,683
Charge-offs	(328)	(156)	(275)	—	(759)
Recoveries	7	127	44	2	180
Provision	1,318	387	112	(205)	1,612

Ending Balance	$2,192	$2,109	$954	$461	$5,716

Ending Balance: Individually evaluated for impairment	$1,233	$345	$110	$83	$1,771

Ending Balance: Collectively evaluated for impairment	959	1,764	844	378	3,945

Totals:	$2,192	$2,109	$954	$461	$5,716

Loans:
Ending Balance: Individually evaluated for impairment	$2,219	$5,198	$128	$2,254	$9,799

Ending Balance: Collectively evaluated for impairment	85,866	232,440	84,971	56,993	460,270

Totals:	$88,085	$237,638	$85,099	$59,247	$470,069

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Loans as of
	June 30, 2017
	(dollars in thousands)
2017	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$33	$165	$819	$1,017	$96,603	$97,620	$—

Commercial Real Estate:

Commercial Mortgages- Owner Occupied	1,038	528	189	1,755	89,836	91,591	—
Commercial Mortgages-Non-Owner Occupied	230	—	68	298	136,351	136,649	—
Commercial Construction	—	—	169	169	12,823	12,992	—

Consumer:

Consumer Unsecured	7	—	—	7	7,651	7,658	—
Consumer Secured	106	19	349	474	76,389	76,863	—

Residential:

Residential Mortgages	608	—	524	1,132	52,397	53,529	—
Residential Consumer Construction	—	—	64	64	12,414	12,478	—

Total	$2,022	$712	$2,182	$4,916	$484,464	$489,380	$—

	Age Analysis of Past Due Loans as of
	December 31, 2016
	(dollars in thousands)
2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$283	$5	$78	$366	$87,719	$88,085	$—

Commercial Real Estate:

Commercial Mortgages-Owner Occupied	1,136	72	855	2,063	88,698	90,761	—
Commercial Mortgages-Non-Owner Occupied	140	—	—	140	134,262	134,402	—
Commercial Construction	—	—	256	256	12,219	12,475	—

Consumer:

Consumer Unsecured	9	—	—	9	8,558	8,567	—

Consumer Secured	531	301	—	832	75,700	76,532	—

Residential:

Residential Mortgages	539	161	1,063	1,763	49,525	51,288	—
Residential Consumer Construction	—	—	67	67	7,892	7,959	—

Total	$2,638	$539	$2,319	$5,496	$464,573	$470,069	$—

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Credit Quality Information - by Class
	June 30, 2017
	(dollars in thousands)
2017	Pass	Monitor	Special	Substandard	Doubtful	Totals
			Mention
Commercial	$93,679	$1,113	$—	$1,919	$909	$97,620
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	80,641	7,608	457	2,885	—	91,591
Commercial Mortgages-Non Owner Occupied	133,655	1,911	470	613	—	136,649
Commercial Construction	11,690	—	1,133	169	—	12,992
Consumer
Consumer Unsecured	7,655	—	—	3	—	7,658
Consumer Secured	75,627	531	—	705	—	76,863
Residential:
Residential Mortgages	51,379	—	243	1,907	—	53,529
Residential Consumer Construction	12,414	—	—	64	—	12,478

Totals	$466,740	$11,163	$2,303	$8,265	$909	$489,380

	Credit Quality Information - by Class
	December 31, 2016
	(dollars in thousands)
2016	Pass	Monitor	Special	Substandard	Doubtful	Totals
			Mention
Commercial	$83,912	$1,473	$301	$1,484	$915	$88,085
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	83,008	2,975	101	4,677	—	90,761
Commercial Mortgages-Non Owner Occupied	129,794	3,525	525	558	—	134,402
Commercial Construction	11,774	—	445	256	—	12,475
Consumer
Consumer Unsecured	8,567	—	—	—	—	8,567
Consumer Secured	76,215	—	—	317	—	76,532
Residential:
Residential Mortgages	48,366	—	245	2,677	—	51,288
Residential Consumer Construction	7,892	—	—	67	—	7,959

Totals	$449,528	$7,973	$1,617	$10,036	$915	$470,069

Note 9 – Loans, allowance for loan losses and OREO (continued)

Troubled Debt Restructurings (TDR)

There were no loan modifications that would have been classified as TDRs during the three and six months ended June 30, 2017 and 2016.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three and six months ended June 30, 2017 and 2016.

At June 30, 2017 and December 31, 2016, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

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

During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted,

Note 10 – Recent accounting pronouncements (continued)

although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.

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

Note 10 – Recent accounting pronouncements (continued)

During March 2017, the FASB issued ASU 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The amendments in this ASU require an employer that offers defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715 to report the service cost component of net periodic benefit cost in the same line item(s) as other compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component. If the other components of net periodic benefit cost are not presented on a separate line or lines, the line item(s) used in the income statement must be disclosed. In addition, only the service cost component will be eligible for capitalization as part of an asset, when applicable. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The Company does not expect the adoption of ASU 2017-07 to have a material impact on its consolidated financial statements.

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

During May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments are effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The Company is currently assessing the impact that ASU 2017-09 will have on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “expect,” “intend,” “anticipate,” “plan” and similar expressions and variations thereof identify certain of such forward-looking statements which speak only as of the dates on which they were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Factors that could cause actual results to differ from the results discussed in the forward-

looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which we operate); competition for our customers from other providers of financial services; government legislation and regulation relating to the banking industry (which changes from time to time and over which we have no control) including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act; changes in the value of real estate securing loans made by the Bank; changes in interest rates; and material unforeseen changes in the liquidity, results of operations, or financial condition of our customers. Other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make.

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

June 30, 2017 (in thousands)
Commitments to extend credit	$95,923
Letters of Credit	2,819

Total	$98,742

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of June 30, 2017 and December 31, 2016 and the results of operations of Financial for the three and six month periods ended June 30, 2017 and 2016. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

June 30, 2017 as Compared to December 31, 2016

Total assets were $595,637,000 on June 30, 2017 compared with $574,195,000 at December 31, 2016, an increase of 3.73%. The increase in total assets was primarily due to growth in the loan portfolio funded by an increase in deposits, the issuance of $5,000,000 of notes (the “2017 Notes”) in a private placement that closed on January 25, 2017, and the addition of a short-term $5,000,000 repurchase agreement.

Total deposits increased from $523,112,000 as of December 31, 2016 to $532,862,000 on June 30, 2017, an increase of 1.86%. The increase resulted in large part from increases in non-interest bearing demand and time deposits, but was offset by a decrease in NOW, money market, and savings accounts. NOW, money market, and savings deposits decreased from $255,429,000 on December 31, 2016 to $249,594,000 on June 30, 2017. Noninterest bearing demand deposits increased from $102,654,000 on December 31, 2016 to $111,678,000 on June 30, 2017. Time deposits increased from $165,029,000 on December 31, 2016 to $171,590,000 on June 30, 2017.

Total loans, excluding loans held for sale, increased to $489,380,000 on June 30, 2017 from $470,069,000 on December 31, 2016. Loans, excluding loans held for sale and net of deferred fees and costs and the allowance for loan losses, increased to $483,248,000 on June 30, 2017 from $464,353,000 on December 31, 2016, an increase of 4.07%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	June 30, 2017		December 31, 2016
	Amount	Percentage	Amount	Percentage
Commercial	$97,620	19.95%	$88,085	18.74%
Commercial Real Estate	241,232	49.29%	237,638	50.55%
Consumer	84,521	17.27%	85,099	18.11%
Residential	66,007	13.49%	59,247	12.60%

Total loans	$489,380	100.00%	$470,069	100.00%

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned (“OREO”) decreased to $5,424,000 on June 30, 2017 from $5,835,000 on December 31, 2016. OREO increased to $2,775,000 on June 30, 2017 from $2,370,000 on December 31, 2016. This increase was due to the Bank’s foreclosure on six properties in the six months ended June 30, 2017 on real estate that secured loans then classified as non-performing. The foreclosure and subsequent re-categorization of these foreclosed properties to OREO was partially offset by the reclassification of the obligations of one borrower to non-performing status. As a result, non-performing loans decreased from $3,465,000 at December 31, 2016 to $2,649,000 at June 30, 2017. As discussed in more detail below under “Results of Operations—Allowance for Loan Losses,” management had provided for the anticipated losses on these loans in the allowance for loan losses. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for loan losses charged against earnings.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure, deeds in lieu of foreclosure or repossession. On December 31, 2016, the Bank was carrying six OREO properties on its books at a value of $2,370,000. During the six months ended June 30, 2017, the Bank acquired six additional OREO properties and disposed of three OREO properties, and as of June 30, 2017 the Bank is carrying nine OREO properties at a value of $2,775,000. The OREO properties are available for sale and are being actively marketed on the Bank’s website and through other means.

The Bank had loans in the amount of $448,000 at June 30, 2017 classified as performing Troubled Debt Restructurings (“TDRs”) as compared to $455,000 at December 31, 2016. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

Cash and cash equivalents decreased to $23,232,000 on June 30, 2017 from $28,683,000 on December 31, 2016. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). The decrease in cash and cash equivalents was due primarily to a decrease in federal funds sold, the proceeds of which were used to purchase securities available-for-sale. In addition, cash and cash equivalents are subject to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts.

Securities held-to-maturity decreased to $3,288,000 on June 30, 2017 from $3,299,000 on December 31, 2016. Securities available-for-sale increased to $49,315,000 on June 30, 2017, from $40,776,000 on December 31, 2016. The increase resulted from the Bank’s desire to build on-balance sheet liquidity and because of a slight increase in interest rates. During the six months ended June 30, 2017 the Bank received $2,013,000 in proceeds from calls, maturities, and paydowns of securities available-for-sale and $5,749,000 in proceeds from the sale of securities available-for-sale. The Bank purchased $15,481,000 in securities available-for sale during the same period.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $607,000 at June 30, 2017 and $565,000 at December 31, 2016, an increase of $42,000. This increase is attributable to the FHLBA’s increase in minimum ownership requirements. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At June 30, 2017, Financial, on a consolidated basis, had liquid assets of $72,547,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, and available-for-sale investments. Of this amount, approximately $18,960,000 (representing current book value) of the available-for-sale securities are pledged as collateral with $9,098,000 pledged as security for public deposits, $5,679,000 pledged as security for a short term reverse repurchase agreement and $4,183,000 pledged as security on a line of credit the Bank may draw on from time to time to meet liquidity needs. This line of credit currently has a zero balance. Management believes that liquid assets were adequate at June 30, 2017. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, if additional liquidity is needed, the Bank has the ability to purchase federal funds on the open market, borrow from the FHLBA using loans or investments within the Bank’s portfolio as collateral, and to borrow from the Federal Reserve Bank’s discount window.

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

At June 30, 2017, the Bank had a leverage ratio of approximately 9.42%, a Tier 1 risk-based capital ratio and a CET1 ratio of approximately 10.88% and a total risk-based capital ratio of approximately 12.08%. As of June 30, 2017 and December 31, 2016 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of June 30, 2017 and December 31, 2016:

Bank Level Only Capital Ratios

	June 30,	December 31,
Analysis of Capital (in 000’s)	2017	2016
Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	22,325	19,325
Retained earnings	29,273	27,582

Total Tier 1 capital	$55,340	$50,649

Common Equity Tier 1 Capital (CET1)	$55,340	$50,649

Tier 2 capital
Allowance for loan losses	$6,132	$5,716
Total Tier 2 capital:	$6,132	$5,716

Total risk-based capital	$61,472	$56,365

Risk weighted assets	$508,779	$488,607
Average total assets	$587,649	$566,399

	Actual		Regulatory Benchmarks
	June 30, 2017	December 31, 2016	For Capital Adequacy Purposes (1)	For Well Capitalized Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.417%	8.942%	4.000%	5.000%
Common Equity Tier 1 Ratio	10.877%	10.366%	5.750%	6.500%
Tier 1 risk-based capital ratio	10.877%	10.366%	7.250%	8.000%
Total risk-based capital ratio	12.082%	11.536%	9.250%	10.000%

(1)	Minimum capital requirements for CET1, Tier 1, and Total Capital ratios include the capital conservation buffer of 1.25%, which is being phased in until January, 2019.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $1,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis at June 30, 2017 would be slightly lower than those of the Bank.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

Earnings Summary

Financial had net income including all operating segments of $787,000 and $1,547,000 for the three and six months ended June 30, 2017, compared to $1,051,000 and $1,938,000 for the comparable periods in 2016. Basic and diluted earnings per common share for the three and six months ended June 30, 2017 were $0.18 and $0.35, respectively, compared to basic and diluted earnings per share of $0.24 and $0.44 for the three and six months ended June 30, 2016.

The decrease in net income for the three and six months ended June 30, 2017 as compared to the prior year was due primarily to an increase in the allowance for loan loss provision, a decrease in non-interest income, an increase in interest expense, and an increase in non-interest expense. The increases were partially offset by an increase in interest income. Non-interest expense increased in large part because of the Bank’s recent expansion into Charlottesville, Harrisonburg, and Roanoke. These expansions resulted in increases in personnel expense, occupancy expense, and marketing expense.

These operating results represent an annualized return on average stockholders’ equity of 6.13% and 6.09% for the three and six months ended June 30, 2017, compared with 8.54% and 7.93 for the three and six months ended June 30, 2016. This decrease for the three and six months was a direct result of the decrease in net income. The Company had an annualized return on average assets of 0.54% for both the three and six months ended June 30, 2017 compared with 0.79% and 0.74 for the same periods in 2016. The decrease for the three and six months ended June 30, 2017 largely resulted from an increase in average assets since June 30, 2016 along with a decrease in net income.

See “Non-Interest Income” below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

Interest income increased to $5,851,000 and $11,360,000 for the three and six months ended June 30, 2017 from $5,293,000 and $10,528,000 for the same periods in 2016, increases of 10.54% and 7.90%, respectively. Interest income increased primarily because of increased balances in the loan and investment portfolios. The average rate received on earning assets increased from 4.24% to 4.26% for the three months ended June 30, 2017 from the comparable period in 2016 and decreased for the six months ended June 30, 2017 from 4.30% to 4.21% for the comparable period in 2016. The rate on total average earning assets increased for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 resulted primarily because the increase in short term rates by the FOMC resulted in increased rates paid to the bank, primarily on floating rate loans.

Interest expense increased to $711,000 and $1,382,000 for the three and six months ended June 30, 2017 from $550,000 and $1,098,000 for the same periods in 2016, increases of 29.27% and 25.87%, respectively. The increase in interest expense resulted primarily from an increase on the rates paid and balances on deposits along with the interest paid on the 2017 Notes. The Bank’s average rate paid on interest bearing deposits was 0.63% during the three and six month periods ended June 30, 2017 as compared to 0.57%for the same periods in 2016.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and six months ended June 30, 2017 was $5,140,000 and $9,978,000 as compared to $4,743,000 and $9,430,000 for the same periods in 2016, an increase of 8.37% and 5.81%. The increase in net interest income for the three and six months ended June 30, 2017 as compared with the comparable periods in 2016 primarily is attributable to the increase in interest income resulting from increased loan balances and, in the second quarter, the previously discussed increase in short term rates by the FOMC. The net interest margin was 3.74% and 3.70 for the three and six months ended June 30, 2017, as compared to 3.80% and 3.85% for the same periods a year ago.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I below.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, gains on sales of mortgage loans held for sale, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency. Non-interest income decreased to $1,254,000 and $2,135,000 for the three and six months ended June 30, 2017 from $1,316,000 and $2,324,000 for the three and six months ended June 30, 2016. This decrease for the three and six months ended June 30, 2017 as compared to the same periods last year was due primarily due to a decrease in gains on sales of loans held for sale from $681,000 and $1,172,000 for the three and six months ended June 30, 2016 to $598,000 and $969,000 for the periods ended June 30, 2017 as well as a decrease in gains on sales of securities from $163,000 and $228,000 for the three and six months ended June 30, 2016 to $52,000 and $62,000 for the same periods this year. The decrease for the three and six months ended June 30, 2017 was partially offset by increases in service charges, fees, and commissions and an increase in the cash value of life insurance from the comparable periods ended June 30, 2016. These areas increased due to customer activity and utilization of services and additional purchases of BOLI in the third quarter of 2016.

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

Purchase mortgage originations totaled approximately $16,179,000 and $22,201,000, or 76.67% and 65.15% respectively of the total mortgage loans originated in the three and six months ended June 30, 2017 as compared to approximately $15,441,000 and $26,480,000 or 66.78% and 67.28%, respectively, of the total mortgage loans originated in the same periods in 2016. The decrease in amount of purchase mortgage originations for the first six months of 2017 resulted from a decrease in for-sale residential real estate inventory in the Region 2000 market and a slight increase in longer-term interest rates. However, despite the increase in longer-term rates, refinancing activity continued primarily due to the relatively low interest rate environment as compared to long-term historical interest rate levels. Management anticipates that purchase mortgage originations going forward will represent a majority of mortgage originations as they have in the recent past.

Despite the recent fluctuations in rates, management anticipates that residential mortgage rates will remain near the current historic lows for the remainder of 2017. Management expects that attractive rates coupled with the Mortgage division’s reputation in Region 2000, steady residential real estate seasonal inventory and the recent hiring of additional mortgage loan originators in Roanoke, Harrisonburg and Charlottesville will result in strong mortgage originations through the remainder of 2017. In addition,

Management believes that regulatory pressure may result in a decreased number of competitors to the Mortgage division and this could result in an increase in market share. Management also believes that in the event that interest rates rise, revenue from the mortgage segment could be under pressure.

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

Non-Interest Expense

Non-interest expense for the three and six months ended June 30, 2017 increased to $4,806,000 and $9,323,000 from $4,254,000 and $8,444,000, increases of 12.98% and 10.41% from the comparable periods in 2016. These increases resulted from increases for personnel expense primarily related to the expansion into Charlottesville, Harrisonburg, and Roanoke, as well as increases in credit expense, marketing expenses, occupancy expenses, equipment expenses, and supplies expense. Total personnel expense was $2,396,000 and $4,776,000 for the three and six month periods ended June 30, 2017 as compared to $2,162,000 and $4,399,000 for the same periods in 2016.

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The provision to the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon two components – specific impairment and general reserves. As discussed below, loans having a risk rating of 7 or below that are significantly past due, and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, and loan performance measures. Based on the application of the loan loss calculation, the Bank provided $445,000 and $545,000 to the allowance for loan losses for the three and six month periods ended June 30, 2017. This compares to the provision of $250,000 and $450,000 for the comparable periods in 2016, representing increases of 78.00% and 21.11%, respectively.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for loan losses and constitute a realized loss. Charged-off loans were $96,000 for the three months ended June 30, 2017 as compared to $127,000 for the comparable period in 2016. While a charged off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. In the three months ended June 30, 2017, the Bank had recoveries of charged off loans of $67,000 as compared with $14,000 for the comparable periods in 2016.

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. As set forth in the tables below, the Bank’s allowance arising from the specific impairment evaluation as of June 30, 2017 increased as compared to December 31, 2016.

The percentage of the allowance for loan losses to total loans was 1.25% as of June 30, 2017 and 1.22% as of December 31, 2016. The overall balance in the allowance for loan losses increased from $5,716,000 as of December 31, 2016 to $6,132,000 on June 30, 2017. The inherent risks associated with the increasing industry concentrations and commercial real estate concentrations within the portfolio have increased the qualitative portion of the general reserve. Management believes that the current allowance for loan losses is adequate.

The following tables summarize the allowance activity for the periods indicated:

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands)
	As of and For the Six Months Ended June 30, 2017
2017	Commercial		Commercial Real Estate	Consumer		Residential	Total

Allowance for Loan Losses:
Beginning Balance	$2,192		$2,109	$954		$461	$5,716
Charge-offs	(5)		(17)	(99)		(105)	(226)
Recoveries	3		23	32		39	97
Provision	227	(1)	92	161	(1)	65	545

Ending Balance	$2,417		$2,207	$1,048		$460	$6,132

Ending Balance: Individually evaluated for impairment	$1,344		$308	$186		$5	$1,843

Ending Balance: Collectively evaluated for impairment	1,073		1,899	862		455	4,289

Totals:	$2,417		$2,207	$1,048		$460	$6,132

Loans:

Ending Balance: Individually evaluated for impairment	$2,652		$3,474	$518		$1,616	$8,260

Ending Balance: Collectively evaluated for impairment	94,968		237,758	84,003		64,391	481,120

Totals:	$97,620		$241,232	$84,521		$66,007	$489,380

(1)	The increased concentration of loan balances in the commercial segments resulted in an increase in the provision for these categories. Management has a process for the ongoing evaluation of our loans and the specific risks associated with concentrations in each segment.

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands)
	As of and For the Year Ended December 31, 2016
2016	Commercial		Commercial Real Estate		Consumer	Residential		Total
Allowance for Loan Losses:
Beginning Balance	$1,195		$1,751		$1,073	$664		$4,683
Charge-offs	(328)		(156)		(275)	—		(759)
Recoveries	7		127		44	2		180
Provision	1,318	(2)	387	(2)	112	(205	) (1)	1,612

Ending Balance	$2,192		$2,109		$954	$461		$5,716

Ending Balance: Individually evaluated for impairment	$1,233		$345		$110	$83		$1,771

Ending Balance: Collectively evaluated for impairment	959		1,764		844	378		3,945

Totals:	$2,192		$2,109		$954	$461		$5,716

Loans:

Ending Balance: Individually evaluated for impairment	$2,219		$5,198		$128	$2,254		$9,799

Ending Balance: Collectively evaluated for impairment	85,866		232,440		84,971	56,993		460,270

Totals:	$88,085		$237,638		$85,099	$59,247		$470,069

(1)	The experience within the historical charge-off period used to calculate the allowance has improved which reduced the need for a provision relating to this segment.
(2)	The increased concentration of loan balances in the commercial segments resulted in an increase in the provision for these categories. Management has a process for the ongoing evaluation of our loans and the specific risks associated with concentrations in each segment. Specific reserves increases accounted for the majority of the increase related to the commercial segment.

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended June 30, (in thousands)		Six months ended June 30, (in thousands)
	2017	2016	2017	2016
Balance, beginning of period	$5,716	$4,750	$5,716	$4,683
Provision for loan losses	445	250	545	450
Loans charged off	(96)	(127)	(226)	(378)
Recoveries of loans charged off	67	14	97	132

Net (charge offs) recoveries	(29)	(113)	(129)	(246)

Balance, end of period	$6,132	$4,887	$6,132	$4,887

No nonaccrual loans were excluded from impaired loan disclosure under current accounting rules at June 30, 2017 and December 31, 2016. If interest on these loans had been accrued, such income cumulatively would have approximated $359,000 and $391,000 on June 30, 2017 and December 31, 2016, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

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

Income Taxes

For the three and six months ended June 30, 2017, Financial had an income tax expense of $356,000 and $698,000 as compared to $504,000 and $922,000 for the same periods in 2016. This represents an effective tax rate of 31.15% and 31.09% for the three and six months ended June 30, 2017 as compared with 32.41% and 32.24% for the three and six months ended June 30, 2016. Our effective rate was lower than the statutory corporate tax rate in both quarters because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance and certain tax free municipal securities. The changes in effective tax rates from year to year are primarily the result of slightly lower pre-tax earnings and relatively comparable levels of these tax-exempt sources of income.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended June 30, 2017 and 2016

(dollars in thousands)

	2017			2016
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$477,512	$5,440	4.57%	$442,326	$4,968	4.50%
Loans held for sale	2,347	25	4.27%	4,457	39	3.51%
Fed funds sold	9,103	23	1.01%	7,119	8	0.45%
Interest bearing bank balances	7,000	17	0.97%	6,000	9	0.60%
Securities (3)	54,130	323	2.39%	39,668	248	2.51%
Federal agency equities	1,344	28	8.36%	1,256	27	8.62%
CBB equity	116	—	—	116	—	—

Total earning assets	551,552	5,856	4.26%	500,942	5,299	4.24%

Allowance for loan losses	(5,742)			(4,707)
Non-earning assets	42,357			37,413

Total assets	$588,167			$533,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$142,254	$117	0.33%	$125,523	$79	0.26%
Savings	108,019	58	0.22%	110,893	60	0.21%
Time deposits	169,336	486	1.15%	149,253	411	1.10%

Total interest bearing deposits	419,609	661	0.63%	385,669	550	0.57%
Other borrowed funds
Fed funds purchased	—	—	—	1	—	—
Repurchase agreements	275	—	—	—	—	—
Capital Notes	5,000	50	4.00%	—	—	—

Total interest-bearing liabilities	424,884	711	0.67%	385,670	550	0.57%

Non-interest bearing deposits	110,878			97,784
Other liabilities	922			843

Total liabilities	536,684			484,297
Stockholders’ equity	51,483			49,351

Total liabilities and Stockholders’ equity	$588,167			$533,648

Net interest income		$5,145			$4,749

Net interest margin			3.74%			3.80%

Interest spread			3.59%			3.67%

(1)	Net accretion or amortization of deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities. An assumed income tax rate of 34% was used in the calculation.

Net Interest Margin Analysis

Average Balance Sheets

For the Six Months Ended June 30, 2017 and 2016

(dollars in thousands)

	2017			2016
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$473,779	$10,613	4.52%	$439,626	$9,929	4.55%
Loans held for sale	1,871	40	4.31%	3,380	56	3.34%
Federal funds sold	8,093	36	0.90%	5,095	12	0.47%
Interest bearing bank balances	7,000	32	0.92%	6,000	15	0.50%
Securities (3)	52,532	615	2.36%	39,325	494	2.53%
Federal agency equities	1,302	35	5.42%	1,228	33	5.42%
CBB equity	116	—	—	116	—	—

Total earning assets	544,693	11,371	4.21%	494,770	10,539	4.30%

Allowance for loan losses	(5,727)			(4,723)
Non-earning assets	41,438			37,252

Total assets	$580,404			$527,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$141,228	$228	0.33%	$122,120	$155	0.26%
Savings	108,216	116	0.22%	112,014	120	0.22%
Time deposits	166,678	951	1.15%	147,061	811	1.11%

Total interest bearing deposits	416,122	1,295	0.63%	381,195	1,086	0.57%
Other borrowed funds
Fed funds purchased	—	—	—	744	4	1.08%
Repurchase agreements	138	—	—	—	—	—
Capital Notes	4,337	87	4.00%	165	8	6.00%

Total interest-bearing liabilities	420,597	1,382	0.66%	382,104	1,098	0.58%

Non-interest bearing deposits	107,978			95,291
Other liabilities	601			862

Total liabilities	529,176			478,257
Stockholders’ equity	51,228			49,041

Total liabilities and Stockholders’ equity	$580,404			$527,298

Net interest income		$9,987			$9,441

Net interest margin			3.70%			3.85%

Interest spread			3.55%			3.72%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities. An assumed income tax rate of 34% was used in the calculation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.	Controls and Procedures

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

There have been no significant changes during the three months ended June 30, 2017, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 1A.	Risk Factors

RISK FACTORS

In addition to the other information included in this Quarterly Report on Form 10-Q, the following risk factors should be carefully considered in connection with evaluating our business and any forward-looking statements contained herein. Our business, financial condition, results of operations and cash flows could be harmed by any of the risk factors described below, or other risks that have not been identified or which we believe are immaterial or unlikely. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our business, financial condition, operating results and cash flows could be materially adversely affected.

RISKS RELATED TO OUR BUSINESS

Our profitability depends significantly on local economic conditions.

Our success depends primarily on the general economic conditions of the primary markets in Virginia in which we operate and where our loans are concentrated. Unlike nationwide banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Lynchburg metropolitan statistical area (“MSA”). Lynchburg’s MSA, which is often referred to as Region 2000, consists of approximately 2,122 square miles, and includes the City of Lynchburg and the Counties of Bedford, Campbell, Amherst and Appomattox. To a lesser extent, our lending market includes the Roanoke, Charlottesville and Harrisonburg MSAs. Our branches in localities outside of Region 2000 have a short operating history. As of May 2017, the Lynchburg MSA had an unemployment rate (not adjusted seasonally) of 4.4%, as compared to a statewide average unemployment rate of 3.8%.

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

At June 30, 2017, a substantial majority of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Because most of our loans are concentrated in the Region 2000 area in and surrounding the City of Lynchburg, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. A weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Additionally, acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

Our loan portfolio contains a number of real estate loans with relatively large balances.

At June 30, 2017, a significant portion of our total loan portfolio contained real estate loans with balances in excess of $1,000,000. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, which could result in a net loss of earnings, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Commercial real estate loans increase our exposure to credit risk.

At June 30, 2017, a majority of our loan portfolio was secured by commercial real estate. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. An adverse development with respect to one lending relationship can expose us to a significantly greater risk of loss as compared with a single-family residential mortgage loan because we typically have more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. These loans represent higher risk and could result in a sharp increase in loans charged-off and could require us to significantly increase our allowance for loan losses, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

We could sustain losses if borrowers, guarantors or related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for loan losses, that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

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

The banking and financial services industry is highly competitive. We compete as a financial intermediary with other commercial banks, savings banks, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms soliciting business from residents of and businesses located in the Virginia localities where the Bank has a presence, surrounding areas and elsewhere. Many of these competing institutions have nationwide or regional operations and have greater resources than we have. We also face competition from local community institutions, such as ones that serve local markets only. Many of our competitors enjoy competitive advantages, including greater name recognition, financial resources, a wider geographic presence or more accessible branch office locations, the ability to offer additional services, greater marketing resources, more favorable pricing alternatives for loans and deposits and lower origination and operating costs. We are also subject to lower lending limits than our larger competitors. Our profitability depends upon our continued ability to successfully compete in our market areas. Increased deposit competition could increase our cost of funds and could adversely affect our ability to generate the funds necessary for our lending operations. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected. Competition could result in a decrease in loans we originate and could negatively affect our ability to grow and our results of operations.

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

At June 30, 2017, a significant percentage of our loans were commercial and industrial loans. Our portfolio of commercial and industrial loans has increased during the past year.

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

We opened a new branch in Harrisonburg, Virginia on October 1, 2015, in Charlottesville, Virginia on December 1, 2016, and in Roanoke, Virginia on February 21, 2017. The additional costs to open and operate these new branches may negatively impact our earnings and efficiency ratio in the short term. There is a risk that we will be unable to manage our growth, as the process of opening new branches may divert our time and resources. There is also a risk that these new branches may not be profitable, which would negatively impact our results of operations.

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

Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel, or the loss of the services of several of such key personnel, could adversely affect our growth strategy and seriously harm our business, results of operations and financial condition.

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

We hold as investments certain securities that have unrealized losses (representing a majority of our securities portfolio). While we currently maintain substantial liquidity which supports our intent and ability to hold these investments until they mature, or until there is a market price recovery, if we were to cease to have the ability and intent to hold these investments until maturity or if the market prices do not recover, and we were to sell these securities at a loss, it could adversely affect our net income and possibly our capital.

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

As a bank holding company, we are primarily regulated by the Federal Reserve. The Bank is primarily regulated by the BFI and the Federal Reserve. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a financial institution, the classification of assets by a financial institution and the adequacy of a financial institution’s allowance for loan losses. The Company periodically reviews its policies, procedures and limits, and undertakes reporting, to ensure all guidance is appropriate for the Bank’s current and planned operations and aligns with regulatory expectations. In this regard, regulatory authorities may impose particular requirements on the Bank, which could have a material adverse effect on our results of operations. Any change in such regulation and regulatory oversight, whether in the form of regulatory policy, regulations or legislation, could have a material impact on us and our operations. Further, our compliance with Federal Reserve and the BFI regulations is costly. Because our business is highly regulated, the applicable laws, rules and regulations are subject to regular modification and change. Laws, rules and regulations may be adopted in the future that could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects. For instance, such changes may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements by our regulators.

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

Also, the 2016 national election results and new administration have introduced additional uncertainty into future implementation and enforcement of the Dodd-Frank Reform Act and other financial sector regulatory requirements. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities. The effects of any such recently enacted, or proposed, legislation and regulatory programs on us cannot reliably be determined at this time.

The Consumer Financial Protection Bureau (the “CFPB”) recently issued “ability-to-repay” and “qualified mortgage” rules that may have a negative impact on our loan origination process and foreclosure proceedings, which could adversely affect our business, operating results and financial condition.

On January 10, 2013, the CFPB issued a final rule to implement the “qualified mortgage” provisions of the Dodd-Frank Reform Act requiring mortgage lenders to consider consumers’ ability to repay home loans before extending them credit. The CFPB’s “qualified mortgage” rule, which became effective on January 10, 2014, describes certain minimum requirements for lenders making ability-to-repay determinations, but does not dictate that they follow particular underwriting models. Lenders will be presumed to have complied with the ability-to-repay rule if they issue “qualified mortgages,” which are generally defined as mortgage loans prohibiting or limiting certain risky features. Loans that do not meet the ability-to-repay standard can be challenged in court by borrowers who default, and the absence of ability-to-repay status can be used against a lender in foreclosure proceedings. Any loans that we make outside of the “qualified mortgage” criteria could expose us to an increased risk of liability and reduce or delay our ability to foreclose upon the underlying property. Any decreases in loan origination volume or increases in compliance and foreclosure costs caused by the rule could negatively affect our business, operating results and financial condition. The CFPB also has adopted a number of additional requirements and issued additional guidance, including with respect to appraisals, escrow accounts and servicing, each of which entails increased compliance costs. In addition, the CFPB likely will continue to make rules relating to consumer protection, and it is difficult to predict which of our products and services will be subject to these rules or how these rules will be implemented.

Compliance with the Dodd-Frank Reform Act will increase our regulatory compliance burdens, and may increase our operating costs and may adversely impact our earnings or capital ratios, or both.

Signed into law on July 21, 2010, the Dodd-Frank Reform Act has represented a significant overhaul of many aspects of the regulation of the financial services industry. Among other things, the Dodd-Frank Reform Act created the CFPB, tightened capital standards, imposed clearing and margining requirements on many derivatives activities and generally increased oversight and regulation of financial institutions and financial activities.

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

On July 2, 2013, the Federal Reserve Board, and shortly thereafter, the other federal bank regulatory agencies, issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Reform Act. The final rule applies to all depository institutions, top-tier bank holding companies and top-tier savings and loan holding companies with total consolidated assets of $1 billion or more. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The Bank exercised this one-time opt-out. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Bank on January 1, 2015. The capital conservation buffer requirement began phasing in on January 1, 2016, at 0.625% of risk-weighted assets, and will increase each year until fully implemented at 2.5% on January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

The Company is a legal entity, separate and distinct from the Bank. The Company currently does not have any significant sources of revenue other than cash dividends paid to it by the Bank. Both the Company and the Bank are subject to laws and regulations that limit the payment of cash dividends, including requirements to maintain capital at or above regulatory minimums. As a bank that is a member of the Federal Reserve System, the Bank must obtain prior written approval for any cash dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years.

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

In addition, the Bank’s ability to pay dividends will be limited if the Bank does not have the capital conservation buffer required by the new capital rules, which may limit the Company’s ability to pay dividends to stockholders.

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

Our stockholders may experience dilution due to our issuance(s) of additional securities in the future.

We may in the future issue additional shares of our common stock to raise cash for operations or to fund acquisitions, to provide equity based incentives to our management and employees, to permit our stockholders to invest cash dividends and optional cash payments in shares of our common stock or as consideration in acquisition transactions. Additional equity offerings and issuance(s) of additional shares of our common stock may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. No assurances can be given that the Company will not issue additional securities that will have the effect of diluting the equity interest of our stockholders. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2017

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2017

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 4, 2017

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2017 and 2016 (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2017 and 2016 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2017 and 2016; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: August 4, 2017	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President (Principal Executive Officer)

Date: August 4, 2017	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2017

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2017

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 4, 2017

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2017 and 2016 (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2017 and 2016 (v) Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2017 and 2016; (vi) Notes to Unaudited Consolidated Financial Statements.