Form 10-Q
period 2017-09-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2017-11-08
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,378,436 shares of Common Stock, par value $2.14 per share, were outstanding at November 7, 2017.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2017 unaudited)

	September 30,	December 31,
	2017	2016
Assets

Cash and due from banks	$22,806	$16,938
Federal funds sold	13,534	11,745

Total cash and cash equivalents	36,340	28,683

Securities held-to-maturity (fair value of $3,263 in 2017 and $3,273 in 2016)	3,282	3,299

Securities available-for-sale, at fair value	49,664	40,776
Restricted stock, at cost	1,505	1,373

Loans, net of allowance for loan losses of $6,020 in 2017 and $5,716 in 2016	493,764	464,353
Loans held for sale	1,502	3,833
Premises and equipment, net	11,920	10,947
Interest receivable	1,596	1,378
Cash value - bank owned life insurance	12,932	12,673
Other real estate owned	2,639	2,370
Income taxes receivable	1,275	1,214
Deferred tax asset, net	2,065	2,374
Other assets	852	922

Total assets	$619,336	$574,195

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$122,201	$102,654
NOW, money market and savings	255,784	255,429
Time	182,530	165,029

Total deposits	560,515	523,112

Capital notes	5,000	—
Interest payable	100	88
Other liabilities	1,929	1,574

Total liabilities	$567,544	$524,774

Commitments and Contingencies
Stockholders’ equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$—	$—

Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,378,436 as of September 30, 2017 and December 31, 2016	9,370	9,370
Additional paid-in-capital	31,495	31,495
Retained earnings	11,930	10,156
Accumulated other comprehensive (loss)	(1,003)	(1,600)

Total stockholders’ equity	$51,792	$49,421

Total liabilities and stockholders’ equity	$619,336	$574,195

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Interest Income
Loans	$5,683	$5,227	$16,336	$15,212
Securities

US Government and agency obligations	131	104	365	368
Mortgage backed securities	71	46	214	166
Municipals - taxable	81	63	230	132
Municipals - tax exempt	7	10	28	31
Dividends	7	6	42	39
Other (Corporates)	24	4	81	13
Interest bearing deposits	21	13	53	28
Federal Funds sold	45	4	81	16

Total interest income	6,070	5,477	17,430	16,005

Interest Expense
Deposits
NOW, money market savings	186	153	530	428
Time Deposits	537	457	1,488	1,268
Federal Funds purchased	—	—	—	4
Reverse repurchase agreements	13	—	13	—
Capital notes 6% due 4/1/2017	—	—	—	8
Capital notes 4% due 1/24/2022	50	—	137	—

Total interest expense	786	610	2,168	1,708

Net interest income	5,284	4,867	15,262	14,297

Provision for loan losses	200	145	745	595

Net interest income after provision for loan losses	5,084	4,722	14,517	13,702

Noninterest income
Gain on sales of loans held for sale	694	593	1,663	1,765
Service charges, fees and commissions	479	373	1,377	1,107
Increase in cash value of life insurance	86	75	259	205
Other	9	30	42	84
Gain on sales and calls of securities, net	51	210	113	444

Total noninterest income	1,319	1,281	3,454	3,605

Noninterest expenses
Salaries and employee benefits	2,538	2,318	7,314	6,717
Occupancy	390	333	1,127	970
Equipment	360	316	1,146	949
Supplies	133	119	390	346

Professional, data processing, and other outside expense	735	696	2,112	2,059
Marketing	212	178	596	498
Credit expense	155	110	456	299
Other real estate expenses	42	52	78	57
FDIC insurance expense	94	92	285	275
Other	255	235	733	723

Total noninterest expenses	4,914	4,449	14,237	12,893

Income before income taxes	1,489	1,554	3,734	4,414

Income tax expense	474	499	1,172	1,421

Net Income	$1,015	$1,055	$2,562	$2,993

Weighted average shares outstanding - basic	4,378,436	4,378,436	4,378,436	4,378,436

Weighted average shares outstanding - diluted	4,378,519	4,378,436	4,378,524	4,378,436

Earnings per common share - basic	$0.23	$0.24	$0.59	$0.68

Earnings per common share - diluted	$0.23	$0.24	$0.59	$0.68

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2017 and 2016

(dollar amounts in thousands) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$1,015	$1,055	$2,562	$2,993

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	25	(293)	1,019	1,366
Tax effect	(9)	100	(347)	(465)
Reclassification adjustment for gains included in net income (1)	(51)	(209)	(113)	(437)
Tax effect (2)	17	71	38	149

Other comprehensive income (loss), net of tax	(18)	(331)	597	613

Comprehensive income	$997	$724	$3,159	$3,606

(1)	Gains are included in “gain on sales and calls of securities, net” on the consolidated statements of income.
(2)	The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2017 and 2016

(dollar amounts in thousands) (unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net Income	$2,562	$2,993

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	601	579

Net amortization and accretion of premiums and discounts on securities	280	419
Gain on sales of available-for-sale securities	(113)	(437)
Gain on call of held-to-maturity securities	—	(7)
Gain on sales of loans held for sale	(1,663)	(1,765)
Provision for loan losses	745	595
Gain on sale of other real estate owned	—	(1)
Impairment of other real estate owned	60	50
Increase in cash value of life insurance	(259)	(205)
Increase in interest receivable	(218)	(59)
Increase in other assets	69	269
Increase in income taxes receivable	(61)	(130)
Increase in interest payable	12	16
Increase in other liabilities	355	187
Proceeds from sales of loans held for sale	63,271	62,491
Origination of loans held for sale	(59,277)	(61,810)

Net cash provided by operating activities	$6,364	$3,185

Cash flows from investing activities
Purchases of securities held-to-maturity	$—	$(1,290)
Proceeds from maturities and calls of securities held-to-maturity	—	500
Purchases of securities available-for-sale	(20,728)	(31,576)
Proceeds from maturities, calls and paydowns of securities available-for-sale	2,655	8,675
Proceeds from sale of securities available-for-sale	9,941	19,934
Purchase of bank owned life insurance	—	(2,600)
Purchase of Federal Reserve Bank stock	(90)	—
Purchase of Federal Home Loan Bank stock	(42)	(60)
Proceeds from sale of other real estate owned	515	21
Improvements to other real estate owned	(29)	—
Origination of loans, net of principal collected	(30,971)	(27,761)
Purchases of premises and equipment	(1,574)	(752)
Proceeds from sale of other assets	1	—

Net cash (used in) investing activities	$(40,322)	$(34,909)

Cash flows from financing activities
Net increase in deposits	$37,403	$39,787
Dividends paid to common stockholders	(788)	(787)
Proceeds from sale of 4% capital notes due 1/24/2022	5,000	—
Retirement of 6% capital notes due 4/1/2017	—	(10,000)

Net cash provided by financing activities	$41,615	$29,000

Increase (decrease) in cash and cash equivalents	7,657	(2,724)

Cash and cash equivalents at beginning of period	$28,683	$28,655

Cash and cash equivalents at end of period	$36,340	$25,931

Non cash transactions
Transfer of loans to other real estate owned	$815	$475
Fair value adjustment for securities	906	929

Cash transactions
Cash paid for interest	$2,156	$1,692
Cash paid for taxes	1,275	1,550

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2017 and 2016

(dollars in thousands, except per share amounts) (unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2015	4,378,436	$9,370	$31,495	$7,920	$(589)	$48,196

Net Income	—	—	—	2,993	—	2,993
Dividends paid on common stock ($0.18 per share)	—	—	—	(787)	—	(787)
Other comprehensive income	—	—	—	—	613	613

Balance at September 30, 2016	4,378,436	$9,370	$31,495	$10,126	$24	$51,015

Balance at December 31, 2016	4,378,436	$9,370	$31,495	$10,156	$(1,600)	$49,421

Net Income	—	—	—	2,562	—	2,562
Dividends paid on common stock ($0.18 per share)	—	—	—	(788)	—	(788)
Other comprehensive income	—	—	—	—	597	597

Balance at September 30, 2017	4,378,436	$9,370	$31,495	$11,930	$(1,003)	$51,792

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2016. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2016 included in Financial’s Annual Report on Form 10-K. Results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The Company’s primary market area consists of the area commonly referred to as Region 2000 which encompasses the seven jurisdictions of the Town of Altavista, Amherst County, Appomattox County, the Town of Bedford, Bedford County, Campbell County, and the City of Lynchburg. Recently, the Company has expanded into Charlottesville, Roanoke, and Harrisonburg.

Financial’s critical accounting policies include the evaluation of the allowance for loan losses which is based on management’s estimate of an amount that is adequate to absorb probable losses inherent in the loan portfolio of Bank of the James (the “Bank”), Financial’s wholly-owned subsidiary. The allowance for loan losses is established through a provision for loan loss based on available information including the composition of the loan portfolio, historical loan losses, specific impaired loans, availability and quality of collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. Different assumptions used in evaluating the adequacy of the Bank’s allowance for loan losses could result in material changes in Financial’s financial condition and results of operations. The Bank’s policy with respect to the methodology for determining the allowance for loan losses involves a higher degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about uncertain matters. This critical policy and its assumptions are periodically reviewed with the Board of Directors.

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

Note 3 – Earnings Per Common Share (EPS)

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of 1999 Financial (the “1999 Plan”) are considered in calculating diluted earnings per share. The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$1,015,000	$1,055,000	$2,562,000	$2,993,000

Weighted average number of shares	4,378,436	4,378,436	4,378,436	4,378,436
Options effect of incremental shares	83	—	88	—

Weighted average diluted shares	4,378,519	4,378,436	4,378,524	4,378,436

Basic EPS (weighted avg shares)	$0.23	$0.24	$0.59	$0.68

Diluted EPS (Including Option Shares)	$0.23	$0.24	$0.59	$0.68

The following table sets forth the option shares that were not included in calculating the diluted earnings because their effect was anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Options excluded from calculating diluted EPS because their effect was anti-dilutive	—	636	—	636

The foregoing shares were anti-dilutive because the exercise price of the options was greater than the market price on September 30, 2016.

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Note 4 – Stock Based Compensation (continued)

Stock option plan activity for the nine months ended September 30, 2017 is summarized below:

Weighted
		Weighted	Average
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life (in years)	(in thousands)
Options outstanding, January 1, 2017	636	$12.79
Granted	—	—
Exercised	—	—
Forfeited	—	—

Options outstanding, September 30, 2017	636	$12.79	0.67	$1

Options exercisable, September 30, 2017	636	$12.79	0.67	$1

Intrinsic value is calculated by subtracting the exercise price of option shares from the market price of underlying shares as of September 30, 2017 and multiplying that amount by the number of options outstanding. No intrinsic value exists where the exercise price is greater than the market price on a given date.

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

Note 5 – Fair Value Measurements (continued)

		Carrying Value at September 30, 2017 (in thousands)
Description	Balance as of September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$1,874	$—	$1,874	$—
US agency obligations	17,461	—	17,461	—
Mortgage-backed securities	14,038	—	14,038	—
Municipals	12,298	—	12,298	—
Corporates	3,993	—	3,993	—

Total available-for-sale securities	$49,664	$—	$49,664	$—

		Carrying Value at December 31, 2016 (in thousands)
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$1,833	$	$1,833	$
US agency obligations	13,113	—	13,113	—
Mortgage-backed securities	12,005	—	12,005	—
Municipals	9,947	—	9,947	—
Corporates	3,878	—	3,878	—

Total available-for-sale securities	$40,776	$—	$40,776	$—

Fair Value on a Non-recurring Basis

Impaired loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected when due. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). However, in situations where the collateral is a house or building in the process of construction, the appraisal is more than 12 months old, management has determined the fair value of the collateral is further impaired below the appraised value, or the appraisal is not based solely on market comparables adjusted for observable inputs, the value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Note 5 – Fair Value Measurements (continued)

Loans held for sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended September 30, 2017. Gains and losses on the sale of loans are recorded within gains on sales of loans held for sale, net on the Consolidated Statements of Income.

Other real estate owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of ASC 820.

Real estate acquired through foreclosure is transferred to OREO. The measurement of loss associated with OREO is based on the fair value of the collateral compared to the unpaid loan balance and anticipated costs to sell the property. The value of OREO property is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2).

Any fair value adjustments are recorded in the period incurred and expensed against current earnings. However, in situations where the collateral is a house or building in the process of construction, the appraisal is more than 12 months old, management has determined the fair value of the collateral is further impaired below the appraised value, or the appraisal is not based solely on market comparables adjusted for observable inputes, the value is considered Level 3.

The following table summarizes the Company’s impaired loans, loans held for sale, and OREO measured at fair value on a nonrecurring basis during the period (in thousands).

		Carrying Value at September 30, 2017
Description	Balance as of September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$2,523	$—	$—	$2,523
Loans held for sale	1,502	—	1,502	—
Other real estate owned	2,639	—	—	2,639

*	Includes loans charged down to the net realizable value of the collateral.

		Carrying Value at December 31, 2016
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$2,830	$—	$—	$2,830
Loans held for sale	3,833	—	3,833	—
Other real estate owned	2,370	—	—	2,370

*	Includes loans charged down to the net realizable value of the collateral.

Note 5 – Fair Value Measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2017 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$2,523	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

OREO	2,639	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2016 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$2,830	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

OREO	2,370	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

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

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at September 30, 2017 and December 31, 2016 and therefore are not included in the table below.

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows (in thousands):

		Fair Value Measurements at September 30, 2017 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash and due from banks	$22,806	$22,806	$—	$—	$22,806
Fed funds sold	13,534	13,534	—	—	13,534
Securities
Available-for-sale	49,664	—	49,664	—	49,664
Held-to-maturity	3,282	—	3,263	—	3,263
Restricted stock	1,505		1,505	—	1,505
Loans, net	493,764	—	—	496,875	496,875
Loans held for sale	1,502	—	1,502	—	1,502
Interest receivable	1,596	—	1,596	—	1,596
BOLI	12,932	—	12,932	—	12,932

Liabilities
Deposits	$560,515	$—	$561,450	$—	$561,450
Capital notes	5,000	—	5,217	—	5,217
Interest payable	100	—	100	—	100

		Fair Value Measurements at December 31, 2016 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash and due from banks	$16,938	$16,938	$—	$—	$16,938
Fed funds sold	11,745	11,745			11,745
Securities
Available-for-sale	40,776	—	40,776	—	40,776
Held-to-maturity	3,299	—	3,273	—	3,273
Restricted stock	1,373	—	1,373		1,373
Loans, net	464,353	—	—	468,393	468,393
Loans held for sale	3,833	—	3,833	—	3,833
Interest receivable	1,378	—	1,378	—	1,378
BOLI	12,673	—	12,673	—	12,673

Liabilities
Deposits	$523,112	$—	$524,222	$—	$524,222
Interest payable	88	—	88	—	88

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

Note 7 - Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017
	Amortized	Gross Unrealized		Fair Value
	Costs	Gains	(Losses)
Held-to-Maturity
US agency obligations	$3,282	$21	$(40)	$3,263

Available-for-Sale
US Treasuries	1,955	—	(81)	1,874
US agency obligations	18,252	6	(797)	17,461
Mortgage-backed securities	14,263	2	(227)	14,038
Municipals	12,591	32	(325)	12,298
Corporates	4,121	—	(128)	3,993

	$51,182	$40	$(1,558)	$49,664

	December 31, 2016
	Amortized	Gross Unrealized		Fair Value
	Costs	Gains	(Losses)
Held-to-Maturity
US agency obligations	$3,299	$65	$(91)	$3,273

Available-for-Sale
US Treasuries	1,952	—	(119)	1,833
US agency obligations	14,332	5	(1,224)	13,113
Mortgage-backed securities	12,358	—	(353)	12,005
Municipals	10,426	55	(534)	9,947
Corporates	4,132	—	(254)	3,878

	$43,200	$60	$(2,484)	$40,776

Note 7 – Securities (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2017 and December 31, 2016 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
September 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
Held-to-maturity
US agency obligations	$1,237	$40	$—	$—	$1,237	$40

Available-for-sale
US Treasuries	1,874	81	—	—	1,874	81
US agency obligations	4,935	88	12,520	709	17,455	797
Mortgage-backed securities	10,468	195	2,654	32	13,122	227
Municipals	5,461	67	3,742	258	9,203	325
Corporates	1,978	53	2,015	75	3,993	128

Total	$25,953	$524	$20,931	$1,074	$46,884	$1,598

	Less than 12 months		More than 12 months		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
Held-to-maturity
US agency obligations	$1,193	$91	$—	$—	$1,193	$91

Available-for-sale
US Treasuries	1,833	119	—	—	1,833	119
US agency obligations	13,109	1,224	—	—	13,109	1,224
Mortgage-backed securities	11,331	353	—	—	11,331	353
Municipals	7,170	534	—	—	7,170	534
Corporates	3,878	254	—	—	3,878	254

Total	$38,514	$2,575	$—	$—	$38,514	$2,575

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

Note 7 – Securities (continued)

At September 30, 2017, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of September 30, 2017, the Bank owned 47 securities in an unrealized loss position that were being evaluated for other than temporary impairment. Eleven of these securities were S&P rated AAA, 33 were rated AA and three were rated A. As of September 30, 2017, 27 of these securities were direct obligations of the U.S. government or government sponsored entities, 15 were municipal issues, and five were investments in domestic corporate issued securities.

Based on the analysis performed by management as mandated by the Bank’s investment policy, management believes the default risk to be minimal. Because management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to change in interest rates and other market conditions, no declines currently are deemed to be other-than-temporary.

Gross gains on available-for-sale securities were $51 and $113 during the three and nine month periods ended September 30, 2017 compared to $209 and $437 for the same respective periods in 2016. There were no losses on sales of available-for-sale securities and no sales of held-to-maturity securities during the three and nine month periods ended September 30, 2017 and 2016.

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

Note 8 – Business Segments (continued)

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 was as follows (dollars in thousands):

Business Segments

	Community Banking	Mortgage	Total
Nine months ended September 30, 2017
Net interest income	$15,262	$—	$15,262
Provision for loan losses	745	—	745

Net interest income after provision for loan losses	14,517	—	14,517
Noninterest income	1,791	1,663	3,454
Noninterest expenses	12,880	1,357	14,237

Income before income taxes	3,428	306	3,734
Income tax expense	1,068	104	1,172

Net income	$2,360	$202	$2,562

Total assets	$617,720	$1,616	$619,336

Nine months ended September 30, 2016
Net interest income	$14,297	$—	$14,297
Provision for loan losses	595	—	595

Net interest income after provision for loan losses	13,702	—	13,702
Noninterest income	1,816	1,789	3,605
Noninterest expenses	11,466	1,427	12,893

Income before income taxes	4,052	362	4,414
Income tax expense	1,298	123	1,421

Net income	$2,754	$239	$2,993

Total assets	$556,824	$3,128	$559,952

	Community Banking	Mortgage	Total
Three months ended September 30, 2017
Net interest income	$5,284	$—	$5,284
Provision for loan losses	200	—	200

Net interest income after provision for loan losses	5,084	—	5,084
Noninterest income	625	694	1,319
Noninterest expenses	4,321	593	4,914

Income before income taxes	1,388	101	1,489
Income tax expense	438	36	474

Net income	$950	$65	$1,015

Total assets	$617,720	$1,616	$619,336

Three months ended September 30, 2016
Net interest income	$4,867	$—	$4,867
Provision for loan losses	145	—	145

Net interest income after provision for loan losses	4,722	—	4,722
Noninterest income	688	593	1,281
Noninterest expenses	3,985	464	4,449

Income before income taxes	1,425	129	1,554
Income tax expense	455	44	499

Net income	$970	$85	$1,055

Total assets	$556,824	$3,128	$559,952

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

Loan Segments:		Loan Classes:
	Commercial		Commercial and industrial loans

	Commercial real estate		Commercial mortgages – owner occupied

Commercial mortgages – non-owner occupied

Commercial construction

	Consumer		Consumer unsecured

Consumer secured

	Residential		Residential mortgages

Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	September 30, 2017	December 31, 2016
Commercial	$102,880	$88,085
Commercial real estate	249,441	237,638
Consumer	83,542	85,099
Residential	63,921	59,247

Total loans (1)	499,784	470,069

Less allowance for loan losses	6,020	5,716

Net loans	$493,764	$464,353

(1)	Includes net deferred costs and premiums of $903 and $182 as of September 30, 2017 and December 31, 2016, respectively.

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

We segregate loans into the above categories based on the following criteria and we review the characteristics of each rating at least annually, generally during the first quarter. The characteristics of these ratings are as follows:

•	“Pass.” These are loans having risk ratings of 1 through 4. Pass loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

•	“Monitor.” These are loans having a risk rating of 5. Monitor loans have currently acceptable risk but may have the potential for a specific defined weakness in the borrower’s operations and the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history may currently or in the future be characterized by late payments. The Bank’s risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

•	“Special Mention.” These are loans having a risk rating of 6. Special Mention loans have weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the bank’s credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. These loans do warrant more than routine monitoring due to a weakness caused by adverse events.

•	“Substandard.” These are loans having a risk rating of 7. Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Bank’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Bank. There is a distinct possibility that the Bank will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet our definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provides evidence that it is probable that the Bank will be unable to collect all amounts due.

•	“Doubtful.” These are loans having a risk rating of 8. Doubtful rated loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.

Note 9 – Loans, allowance for loan losses and OREO (continued)

•	“Loss.” These are loans having a risk rating of 9. Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

Loans on Non-Accrual Status

(dollars in thousands)

	As of
	September 30, 2017	December 31, 2016
Commercial	$674	$915
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	183	855
Commercial Mortgages-Non-Owner Occupied	68	—
Commercial Construction	169	256
Consumer
Consumer Unsecured	—	—
Consumer Secured	414	80
Residential:
Residential Mortgages	765	1,292
Residential Consumer Construction	61	67

Totals	$2,334	$3,465

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. OREO increased to $2,639 on September 30, 2017 from $2,370 on December 31, 2016. The following table represents the changes in OREO balance during the nine months ended September 30, 2017 and year ended December 31, 2016.

OREO Changes

(dollars in thousands)

	Nine months ended September 30, 2017	Year ended December 31, 2016
Balance at the beginning of the year (net)	$2,370	$1,965
Transfers from loans	815	470
Capitalized costs	29	—
Valuation adjustments	(60)	(45)
Sales proceeds	(515)	(21)
Gain (loss) on disposition	—	1

Balance at the end of the period (net)	$2,639	$2,370

At September 30, 2017 and December 31, 2016, the Company had $0 and $294 of consumer mortgage loans secured by residential real estate for which foreclosure was in process. The Company held three residential real estate properties carried on the books at a value of $509 in other real estate owned as of September 30, 2017 and no residential real estate property in other real estate owned as of December 31, 2016.

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the Nine Months Ended September 30, 2017
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2017	Investment	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded:
Commercial	$783	$962	$—	$741	$28
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,075	1,111	—	2,047	86
Commercial Mortgage Non-Owner Occupied	411	417	—	380	15
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	56	56	—	37	2
Residential
Residential Mortgages	1,451	1,543	—	1,503	38
Residential Consumer Construction	—	—	—	—	—

With An Allowance Recorded:
Commercial	$1,675	$1,872	$1,301	$1,598	$41
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,709	1,709	192	1,648	68
Commercial Mortgage Non-Owner Occupied	73	73	19	74	4
Commercial Construction	169	685	79	169	—
Consumer
Consumer Unsecured	2	2	2	1	—
Consumer Secured	432	445	305	271	11
Residential
Residential Mortgages	151	173	4	425	3
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$2,458	$2,834	$1,301	$2,339	$69
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,784	2,820	192	3,695	154
Commercial Mortgage Non-Owner Occupied	484	490	19	454	19
Commercial Construction	169	685	79	169	—
Consumer
Consumer Unsecured	2	2	2	1	—
Consumer Secured	488	501	305	308	13
Residential
Residential Mortgages	1,602	1,716	4	1,928	41
Residential Consumer Construction	—	—	—	—	—

	$7,987	$9,048	$1,902	$8,894	$296

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2016
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2016	Investment	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded:
Commercial	$698	$698	$—	$349	$37
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,019	3,077	—	3,051	142
Commercial Mortgage Non-Owner Occupied	349	349	—	263	23
Commercial Construction	—	—	—	14	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	18	18	—	19	1
Residential
Residential Mortgages	1,555	1,687	—	1,776	55
Residential Consumer Construction	—	—	—	86	—

With An Allowance Recorded:
Commercial	$1,521	$1,521	$1,233	$1,351	$81
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,587	1,618	249	1,232	81
Commercial Mortgage Non-Owner Occupied	74	74	20	373	6
Commercial Construction	169	657	76	255	—
Consumer
Consumer Unsecured	—	—	—	16	—
Consumer Secured	110	110	110	150	8
Residential
Residential Mortgages	699	736	83	675	30
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$2,219	$2,219	$1,233	$1,700	$118
Commercial Real Estate
Commercial Mortgages-Owner Occupied	4,606	4,695	249	4,283	223
Commercial Mortgage Non-Owner Occupied	423	423	20	636	29
Commercial Construction	169	657	76	269	—
Consumer
Consumer Unsecured	—	—	—	16	—
Consumer Secured	128	128	110	169	9
Residential
Residential Mortgages	2,254	2,423	83	2,451	85
Residential Consumer Construction	—	—	—	86	—

	$9,799	$10,545	$1,771	$9,610	$464

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Nine Months Ended September 30, 2017
		Commercial
2017	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$2,192	$2,109	$954	$461	$5,716
Charge-offs	(315)	(17)	(114)	(105)	(551)
Recoveries	5	24	42	39	110
Provision	537	(233)	272	169	745

Ending Balance	$2,419	$1,883	$1,154	$564	$6,020

Ending Balance: Individually evaluated for impairment	$1,301	$290	$307	$4	$1,902

Ending Balance: Collectively evaluated for impairment	1,118	1,593	847	560	4,118

Totals:	$2,419	$1,883	$1,154	$564	$6,020

Loans:

Ending Balance: Individually evaluated for impairment	$2,458	$3,437	$490	$1,602	$7,987

Ending Balance: Collectively evaluated for impairment	100,422	246,004	83,052	62,319	491,797

Totals:	$102,880	$249,441	$83,542	$63,921	$499,784

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Year Ended December 31, 2016
2016	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$1,195	$1,751	$1,073	$664	$4,683
Charge-offs	(328)	(156)	(275)	—	(759)
Recoveries	7	127	44	2	180
Provision	1,318	387	112	(205)	1,612

Ending Balance	$2,192	$2,109	$954	$461	$5,716

Ending Balance: Individually evaluated for impairment	$1,233	$345	$110	$83	$1,771

Ending Balance: Collectively evaluated for impairment	959	1,764	844	378	3,945

Totals:	$2,192	$2,109	$954	$461	$5,716

Loans:

Ending Balance: Individually evaluated for impairment	$2,219	$5,198	$128	$2,254	$9,799

Ending Balance: Collectively evaluated for impairment	85,866	232,440	84,971	56,993	460,270

Totals:	$88,085	$237,638	$85,099	$59,247	$470,069

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Loans as of
	September 30, 2017
	(dollars in thousands)
2017	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$824	$—	$674	$1,498	$101,382	$102,880	$—
Commercial Real Estate:
Commercial Mortgages- Owner Occupied	1,115	—	183	1,298	92,532	93,830	—
Commercial Mortgages-Non-Owner Occupied	365	186	68	619	138,148	138,767	—
Commercial Construction	—	—	169	169	16,675	16,844	—
Consumer:
Consumer Unsecured	1	—	—	1	7,107	7,108	—
Consumer Secured	469	260	368	1,097	75,337	76,434	—
Residential:
Residential Mortgages	520	69	483	1,072	53,363	54,435	—
Residential Consumer Construction	—	—	61	61	9,425	9,486	—

Total	$3,294	$515	$2,006	$5,815	$493,969	$499,784	$—

	Age Analysis of Past Due Loans as of
	December 31, 2016
	(dollars in thousands)
2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$283	$5	$78	$366	$87,719	$88,085	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	1,136	72	855	2,063	88,698	90,761	—
Commercial Mortgages-Non-Owner Occupied	140	—	—	140	134,262	134,402	—
Commercial Construction	—	—	256	256	12,219	12,475	—
Consumer:
Consumer Unsecured	9	—	—	9	8,558	8,567	—
Consumer Secured	531	301	—	832	75,700	76,532	—
Residential:
Residential Mortgages	539	161	1,063	1,763	49,525	51,288	—
Residential Consumer Construction	—	—	67	67	7,892	7,959	—

Total	$2,638	$539	$2,319	$5,496	$464,573	$470,069	$—

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Credit Quality Information - by Class
	September 30, 2017
	(dollars in thousands)
2017	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$99,555	$688	$5	$2,033	$599	$102,880
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	83,772	6,758	452	2,848	—	93,830
Commercial Mortgages-Non Owner Occupied	136,166	1,918	74	609	—	138,767
Commercial Construction	15,631	—	1,044	169	—	16,844
Consumer
Consumer Unsecured	7,106	—	—	2	—	7,108
Consumer Secured	75,612	93	—	729	—	76,434
Residential:
Residential Mortgages	52,237	—	242	1,956	—	54,435
Residential Consumer Construction	9,425	—	—	61	—	9,486

Totals	$479,504	$9,457	$1,817	$8,407	$599	$499,784

	Credit Quality Information - by Class
	December 31, 2016
	(dollars in thousands)
2016	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$83,912	$1,473	$301	$1,484	$915	$88,085
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	83,008	2,975	101	4,677	—	90,761
Commercial Mortgages-Non Owner Occupied	129,794	3,525	525	558	—	134,402
Commercial Construction	11,774	—	445	256	—	12,475
Consumer
Consumer Unsecured	8,567	—	—	—	—	8,567
Consumer Secured	76,215	—	—	317	—	76,532
Residential:
Residential Mortgages	48,366	—	245	2,677	—	51,288
Residential Consumer Construction	7,892	—	—	67	—	7,959

Totals	$449,528	$7,973	$1,617	$10,036	$915	$470,069

Note 9 – Loans, allowance for loan losses and OREO (continued)

Troubled Debt Restructurings (TDR)

There were no loan modifications that would have been classified as TDRs during the three and nine months ended September 30, 2017 and 2016.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three and nine months ended September 30, 2017 and 2016.

At September 30, 2017 and December 31, 2016, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

Note 10 – Recent accounting pronouncements

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: 1) Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 3) Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). 4) Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is in the process of gathering and analyzing lease data and will use this this information to assess the impact that ASU 2016-02 will have on its consolidated financial statements.

During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be

Note 10 – Recent accounting pronouncements (continued)

permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company has been in discussions with its core processor to coordinate a plan for implementation.

During August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

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

During May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The Company is currently assessing the impact that ASU 2017-09 will have on its consolidated financial statements.

During August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes. Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company does not expect the adoption of ASU 2017-12 to have a material impact on its consolidated financial statements.

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

Financial’s critical accounting policies include the evaluation of the allowance for loan losses which is based on management’s estimate of an amount that is adequate to absorb probable losses inherent in the loan portfolio of the Bank. The allowance for loan losses is established through a provision for loan loss based on available information including the composition of the loan portfolio, historical loan losses, specific impaired loans, availability and quality of collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. Different assumptions used in evaluating the adequacy of the Bank’s allowance for loan losses could result in material changes in Financial’s financial condition and results of operations.

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

Subject to regulatory approval, the Bank anticipates opening additional branches during the next two fiscal years. Although numerous factors could influence the Bank’s expansion plans, the following discussion provides a general overview of the additional branch locations that the Bank currently is considering, including the following properties that we own and are holding for expansion:

•	Real property located in the Timberlake Road area of Campbell County (Lynchburg), Virginia. The Timberlake property is not suitable for its intended use as a branch bank. Management anticipates that it will be necessary to raze the current structures and replace it with appropriate new construction.

•	Real property located at 5 Village Highway (near the intersection of Routes 501 and 24) in Rustburg, Virginia. The structure on the property has been demolished and removed. The Bank does not anticipate opening a branch at this location prior to 2018.

•	Real property located near the intersection of Confederate Boulevard and Moses Avenue in Appomattox, Virginia. The Bank began construction of a permanent full service location in April 2017 and the Bank will open the branch during the fourth quarter of 2017. In connection with the opening, the Bank will relocate its temporary location (180 Old Courthouse Road referenced in the location table above) to this permanent location.

•	Real property located at 45 South Main Street, Lexington, Virginia. The bank does not anticipate opening a branch at this location prior to 2018.

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

September 30, 2017 (in thousands)
Commitments to extend credit	$100,914
Letters of Credit	2,810

Total	$103,724

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of September 30, 2017 and December 31, 2016 and the results of operations of Financial for the three and nine month periods ended September 30, 2017 and 2016. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

September 30, 2017 as Compared to December 31, 2016

Total assets were $619,336,000 on September 30, 2017 compared with $574,195,000 at December 31, 2016, an increase of 7.86%. The increase in total assets was primarily due to growth in the loan portfolio funded by an increase in deposits and the issuance of $5,000,000 of notes (the “2017 Notes”) in a private placement that closed on January 25, 2017.

Total deposits increased from $523,112,000 as of December 31, 2016 to $560,515,000 on September 30, 2017, an increase of 7.15%. The increase resulted in large part from increases in non-interest bearing demand and time deposits and a slight increase in NOW, money market, and savings accounts. NOW, money market, and savings deposits increased from $255,429,000 on December 31, 2016 to $255,784,000 on September 30, 2017. Noninterest bearing demand deposits increased from $102,654,000 on December 31, 2016 to $122,201,000 on September 30, 2017. Time deposits increased from $165,029,000 on December 31, 2016 to $182,530,000 on September 30, 2017.

Total loans, excluding loans held for sale, increased to $499,784,000 on September 30, 2017 from $470,069,000 on December 31, 2016. Loans, excluding loans held for sale and net of deferred fees and costs and the allowance for loan losses, increased to $493,764,000 on September 30, 2017 from $464,353,000 on December 31, 2016, an increase of 6.33%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	September 30, 2017		December 31, 2016
	Amount	Percentage	Amount	Percentage
Commercial	$102,880	20.58%	$88,085	18.74%
Commercial Real Estate	249,441	49.91%	237,638	50.55%
Consumer	83,542	16.72%	85,099	18.11%
Residential	63,921	12.79%	59,247	12.60%

Total loans	$499,784	100.00%	$470,069	100.00%

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned (“OREO”) decreased to $4,973,000 on September 30, 2017 from $5,835,000 on December 31, 2016. OREO increased to $2,639,000 on September 30, 2017 from $2,370,000 on December 31, 2016. This increase was due to the Bank’s foreclosure on seven properties (including one in the third quarter) in the nine months ended September 30, 2017. Non-performing loans decreased from $3,465,000 at December 31, 2016 to $2,334,000 at September 30, 2017. As discussed in more detail below under “Results of Operations—Allowance for Loan Losses,” management had provided for the anticipated losses on these loans in the allowance for loan losses. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for loan losses charged against earnings.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure, deeds in lieu of foreclosure or repossession. On December 31, 2016, the Bank was carrying six OREO properties on its books at a value of $2,370,000. During the nine months ended September 30, 2017, the Bank acquired seven additional OREO properties and disposed of six OREO properties, and as of September 30, 2017 the Bank is carrying seven OREO properties at a value of $2,639,000. The OREO properties are available for sale and are being actively marketed on the Bank’s website and through other means.

The Bank had loans in the amount of $444,000 at September 30, 2017 classified as performing Troubled Debt Restructurings (“TDRs”) as compared to $455,000 at December 31, 2016. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

Cash and cash equivalents increased to $36,340,000 on September 30, 2017 from $28,683,000 on December 31, 2016. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). The decrease in cash and cash equivalents was due primarily to a decrease in federal funds sold, the proceeds of which were used to purchase securities available-for-sale. In addition, cash and cash equivalents are subject to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts.

Securities held-to-maturity decreased to $3,282,000 on September 30, 2017 from $3,299,000 on December 31, 2016. Securities available-for-sale increased to $49,664,000 on September 30, 2017, from $40,776,000 on December 31, 2016. The increase resulted from the Bank’s desire to build on-balance sheet liquidity and because of a slight increase in interest rates. During the nine months ended September 30, 2017 the Bank received $2,655,000 in proceeds from calls, maturities, and paydowns of securities available-for-sale and $9,941,000 in proceeds from the sale of securities available-for-sale. The Bank purchased $20,728,000 in securities available-for sale during the same period.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $607,000 at September 30, 2017 and $565,000 at December 31, 2016, an increase of $42,000. This increase is attributable to the FHLBA’s increase in minimum ownership requirements. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At September 30, 2017, Financial, on a consolidated basis, had liquid assets of $86,004,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, and available-for-sale investments. Of this amount, approximately $12,592,000 (representing current book value) of the available-for-sale securities are pledged as collateral with $9,085,000 pledged as security for public deposits, and $3.507,000 pledged as security on a line of credit the Bank may draw on from time to time to meet liquidity needs. This line of credit currently has a zero balance. Management believes that liquid assets were adequate at September 30, 2017. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, if additional liquidity is needed, the Bank has the ability to purchase federal funds on the open market, borrow from the FHLBA using loans or investments within the Bank’s portfolio as collateral, and to borrow from the Federal Reserve Bank’s discount window.

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

At September 30, 2017, the Bank had a leverage ratio of approximately 9.25%, a Tier 1 risk-based capital ratio and a CET1 ratio of approximately 11.02% and a total risk-based capital ratio of approximately 12.19%. As of September 30, 2017 and December 31, 2016 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of September 30, 2017 and December 31, 2016:

Bank Level Only Capital Ratios

	September 30,	December 31,
Analysis of Capital (in 000’s)	2017	2016
Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	22,325	19,325
Retained earnings	30,381	27,582

Total Tier 1 capital	$56,448	$50,649

Common Equity Tier 1 Capital (CET1)	$56,448	$50,649

Tier 2 capital
Allowance for loan losses	$6,020	$5,716

Total Tier 2 capital:	$6,020	$5,716

Total risk-based capital	$62,468	$56,365

Risk weighted assets	$512,307	$488,607
Average total assets	$610,456	$566,399

	Actual		Regulatory Benchmarks
	September 30, 2017	December 31, 2016	For Capital Adequacy Purposes (1)	For Well Capitalized Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.247%	8.942%	4.000%	5.000%
Common Equity Tier 1 Ratio	11.018%	10.366%	5.750%	6.500%
Tier 1 risk-based capital ratio	11.018%	10.366%	7.250%	8.000%
Total risk-based capital ratio	12.193%	11.536%	9.250%	10.000%

(1)	Minimum capital requirements for CET1, Tier 1, and Total Capital ratios include the capital conservation buffer of 1.25%, which is being phased in until January, 2019.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $1,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis at September 30, 2017 would be slightly lower than those of the Bank.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

Earnings Summary

Financial had net income including all operating segments of $1,015,000 and $2,562,000 for the three and nine months ended September 30, 2017, compared to $1,055,000 and $2,993,000 for the comparable periods in 2016. Basic and diluted earnings per common share for the three and nine months ended September 30, 2017 were $0.23 and $0.59, respectively, compared to basic and diluted earnings per share of $0.24 and $0.68 for the three and nine months ended September 30, 2016.

The decrease in net income for the three months ended September 30, 2017 as compared to the prior year was due primarily to an increase in the allowance for loan loss provision, an increase in interest expense, and an increase in non-interest expense and was partially offset by an increase in non-interest income. The decrease in net income for the nine months ended September 30, 2017 as compared to the prior year was due primarily to an increase in the allowance for loan loss provision, a decrease in non-interest income, an increase in interest expense, and an increase in non-interest expense. The increases in both periods were partially offset by an increase in interest income. Non-interest expense increased in large part because of the Bank’s recent expansion into Charlottesville, Harrisonburg, and Roanoke. These expansions resulted in increases in personnel expense, occupancy expense, and marketing expense.

These operating results represent an annualized return on average stockholders’ equity of 7.75% and 6.65% for the three and nine months ended September 30, 2017, compared with 8.34% and 8.10% for the three and nine months ended September 30, 2016. This decrease for the three and nine months was a direct result of the decrease in net income. The Company had an annualized return on average assets of 0.66% and 0.58% for the three and nine months ended September 30, 2017 compared with 0.76% and 0.75% for the same periods in 2016. The decrease for the three and nine months ended September 30, 2017 largely resulted from an increase in average assets since September 30, 2016 along with a decrease in net income.

See “Non-Interest Income” below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

Interest income increased to $6,070,000 and $17,430,000 for the three and nine months ended September 30, 2017 from $5,477,000 and $16,005,000 for the same periods in 2016, increases of 10.83% and 8.90%, respectively. Interest income increased primarily because of increased balances in the loan and investment portfolios. The average rate received on earning assets increased from 4.23% to 4.24% for the three months ended September 30, 2017 from the comparable period in 2016 and decreased for the nine months ended September 30, 2017 from 4.26% to 4.20% for the comparable period in 2016. The rate on total average earning assets increased for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 resulted primarily because the increase in short term rates by the FOMC resulted in increased rates paid to the bank, primarily on floating rate loans.

Interest expense increased to $786,000 and $2,168,000 for the three and nine months ended September 30, 2017 from $610,000 and $1,708,000 for the same periods in 2016, increases of 28.85% and 26.93%, respectively. The increase in interest expense resulted primarily from an increase on the rates paid and balances on deposits along with the interest paid on the 2017 Notes. The Bank’s average rate paid on interest bearing deposits was 0.67% and 0.64% during the three and nine month periods ended September 30, 2017 as compared to 0.61% and 0.58% for the same periods in 2016.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and nine months ended September 30, 2017 was $5,284,000 and $15,262,000 as compared to $4,867,000 and $14,297,000 for the same periods in 2016, an increase of 8.57% and 6.75%. The increase in net interest income for the three and nine months ended September 30, 2017 as compared with the comparable periods in 2016 primarily is attributable to the increase in interest income resulting from increased loan balances and, in the third quarter, the previously discussed increase in short term rates by the FOMC. The net interest margin was 3.65% and 3.68% for the three and nine months ended September 30, 2017, as compared to 3.76% and 3.80% for the same periods a year ago.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I below.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, gains on sales of mortgage loans held for sale, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency. Non-interest income increased to $1,319,000 for the three months ended September 30, 2017 from $1,281,000 for the three months ended September 30, 2016.

This increase for the three months ended September 30, 2017 as compared to the same period last year was due primarily due to an increase in gains on sales of loans held for sale from $593,000 for the three months ended September 30, 2016 to $694,000 for the period ended September 30, 2017 as well increases in service charges, fees, and commissions and an increase in the cash value of life insurance from the comparable periods ended September 30, 2016. The increase for the three months ended September 30, 2017 was partially offset by a decrease in gains on sales and calls of securities from $210,000 for the three months ended September 30, 2016 to $51,000 for the same period this year.

Non-interest income decreased to $3,454,000 for the nine months ended September 30, 2017 from $3,605,000 for the nine months ended September 30, 2016. This decrease for the nine months ended September 30, 2017 as compared to the same period last year was due primarily due to a decrease in gains on sales of loans held for sale from $1,765,000 to $1,663,000 as well as a decrease in gains on sales and calls of securities from $444,000 to $113,000 for the same periods this year. The decrease for the nine months ended September 30, 2017 was partially offset by increases in service charges, fees, and commissions and an increase in the cash value of life insurance from the comparable periods ended September 30, 2016. These areas increased due to customer activity and utilization of services and additional purchases of BOLI in the third quarter of 2016.

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

Purchase mortgage originations totaled $16,860,728 and $39,015,600, or 67.00% and 65.82% respectively, of the total mortgage loans originated in the three and nine months ended September 30, 2017 as compared to $11,921,674 and $38,401,785, or 54.43% and 62.13%, respectively, of the total mortgage loans originated in the same periods in 2016. The increase in amount of purchase mortgage originations for the first nine months of 2017 resulted from the Bank’s increased presence in the Charlottesville, Harrisonburg and Roanoke markets as well as continually favorable longer-term interest rates. However, despite the increase in longer-term rates, refinancing activity continued primarily due to the relatively low interest rate environment as compared to long-term historical interest rate levels. Management anticipates that purchase mortgage originations going forward will represent a majority of mortgage originations as they have in the recent past.

Despite the recent fluctuations in rates, management anticipates that residential mortgage rates will remain near the current historic lows for the remainder of 2017. Management expects that attractive rates coupled with the Mortgage division’s reputation in Region 2000, steady residential real estate inventory and the recent hiring of additional mortgage loan originators in Roanoke, Harrisonburg and Charlottesville will result in strong mortgage originations through the remainder of 2017. In addition, Management believes that regulatory pressure may result in a decreased number of competitors to the Mortgage division and this could result in an increase in market share. Management also believes that in the event that interest rates rise, revenue from the mortgage segment could be under pressure.

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

Non-Interest Expense

Non-interest expense for the three and nine months ended September 30, 2017 increased to $4,914,000 and $14,237,000 from $4,449,000 and $12,893,000, increases of 10.45% and 10.42% from the comparable periods in 2016. These increases resulted from increases for personnel expense primarily related to the expansion into Charlottesville, Harrisonburg, and Roanoke, as well as increases in credit expense, marketing expenses, occupancy expenses, equipment expenses, and supplies expense. Total personnel expense was $2,538,000 and $7,314,000 for the three and nine month periods ended September 30, 2017 as compared to $2,318,000 and $6,717,000 for the same periods in 2016.

Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The provision to the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon two components – specific impairment and general reserves. As discussed below, loans having a risk rating of 7 or below that are significantly past due, and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, and loan performance measures. Based on the application of the loan loss calculation, the Bank provided $200,000 and $745,000 to the allowance for loan losses for the three and nine month periods ended September 30, 2017. This compares to the provision of $145,000 and $595,000 for the comparable periods in 2016, representing increases of 37.93% and 25.21%, respectively.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for loan losses and constitute a realized loss. Charged-off loans were $325,000 for the three months ended September 30, 2017 as compared to $114,000 for the comparable period in 2016. While a charged off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. In the three months ended September 30, 2017, the Bank had recoveries of charged off loans of $13,000 as compared with $35,000 for the comparable period in 2016.

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. As set forth in the tables below, the Bank’s allowance arising from the specific impairment evaluation as of September 30, 2017 increased as compared to December 31, 2016.

For the nine months ended September 30, 2017, the Bank had a minimal change in asset quality from December 31, 2016. As shown in the table below, although the total balance in the reserve increased, the allowance for loan losses to total loans decreased slightly to 1.20% as of September 30, 2017 from 1.22% as of December 31, 2016 due to an increase the Bank’s loan balances. The overall balance in the allowance for loan losses increased from $5,716,000 as of December 31, 2016 to $6,020,000 on September 30, 2017. The inherent risks associated with the increasing industry concentrations and commercial real estate concentrations within the portfolio have increased the qualitative portion of the general reserve. Management believes that the current allowance for loan losses is adequate.

The following tables summarize the allowance activity for the periods indicated:

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands)
	As of and For the Nine Months Ended September 30, 2017
2017	Commercial	Commercial Real Estate		Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$2,192	$2,109		$954	$461	$5,716
Charge-offs	(315)	(17)		(114)	(105)	(551)
Recoveries	5	24		42	39	110
Provision	537	(233	)(1)	272	169	745

Ending Balance	$2,419	$1,883		$1,154	$564	$6,020

Ending Balance: Individually evaluated for impairment	$1,301	$290		$307	$4	$1,902

Ending Balance: Collectively evaluated for impairment	1,118	1,593		847	560	4,118

Totals:	$2,419	$1,883		$1,154	$564	$6,020

Loans:

Ending Balance: Individually evaluated for impairment	$2,458	$3,437		$490	$1,602	$7,987

Ending Balance: Collectively evaluated for impairment	100,422	246,004		83,052	62,319	491,797

Totals:	$102,880	$249,441		$83,542	$63,921	$499,784

(1)	Despite an increased concentration of loan balances in the commercial real estate segment, the allowance related to the segment decreased which resulted in a decrease in the provision for this category. Management has a process for the ongoing evaluation of our loans and the specific risks associated with concentrations in each segment.

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands)
	As of and For the Year Ended December 31, 2016
2016	Commercial		Commercial Real Estate		Consumer	Residential		Total
Allowance for Loan Losses:
Beginning Balance	$1,195		$1,751		$1,073	$664		$4,683
Charge-offs	(328)		(156)		(275)	—		(759)
Recoveries	7		127		44	2		180
Provision	1,318	(2)	387	(2)	112	(205	)(1)	1,612

Ending Balance	$2,192		$2,109		$954	$461		$5,716

Ending Balance: Individually evaluated for impairment	$1,233		$345		$110	$83		$1,771

Ending Balance: Collectively evaluated for impairment	959		1,764		844	378		3,945

Totals:	$2,192		$2,109		$954	$461		$5,716

Loans:

Ending Balance: Individually evaluated for impairment	$2,219		$5,198		$128	$2,254		$9,799

Ending Balance: Collectively evaluated for impairment	85,866		232,440		84,971	56,993		460,270

Totals:	$88,085		$237,638		$85,099	$59,247		$470,069

(1)	The experience within the historical charge-off period used to calculate the allowance has improved which reduced the need for a provision relating to this segment.
(2)	The increased concentration of loan balances in the commercial segments resulted in an increase in the provision for these categories. Management has a process for the ongoing evaluation of our loans and the specific risks associated with concentrations in each segment. Specific reserves increases accounted for the majority of the increase related to the commercial segment.

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended September 30, (in thousands)		Nine months ended September 30, (in thousands)
	2017	2016	2017	2016
Balance, beginning of period	$6,132	$4,887	$5,716	$4,683
Provision for loan losses	200	145	745	595
Loans charged off	(325)	(114)	(551)	(492)
Recoveries of loans charged off	13	35	110	167

Net (charge offs)	(312)	(79)	(441)	(325)

Balance, end of period	$6,020	$4,953	$6,020	$4,953

No nonaccrual loans were excluded from impaired loan disclosure at September 30, 2017 and December 31, 2016. If interest on these loans had been accrued, such income cumulatively would have approximated $408,000 and $391,000 on September 30, 2017 and December 31, 2016, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

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

Income Taxes

For the three and nine months ended September 30, 2017, Financial had an income tax expense of $474,000 and $1,172,000 as compared to $499,000 and $1,421,000 for the same periods in 2016. This represents an effective tax rate of 31.83% and 31.39% for the three and nine months ended September 30, 2017 as compared with 32.11% and 32.19% for the three and nine months ended September 30, 2016. Our effective rate was lower than the statutory corporate tax rate in both quarters because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance and certain tax free municipal securities. The changes in effective tax rates from year to year are primarily the result of slightly lower pre-tax earnings and relatively comparable levels of these tax-exempt sources of income.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended September 30, 2017 and 2016

(dollars in thousands)

	2017			2016
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$493,179	$5,654	4.55%	$460,505	$5,186	4.52%
Loans held for sale	3,169	29	3.63%	4,082	41	4.03%
Fed funds sold	14,570	45	1.23%	7,237	4	0.22%
Interest bearing bank balances	7,000	21	1.19%	6,000	13	0.87%
Securities (3)	54,791	318	2.30%	40,890	232	2.28%
Federal agency equities	1,389	7	2.00%	1,257	6	1.91%
CBB equity	116	—	—	116	—	—

Total earning assets	574,214	6,074	4.20%	520,087	5,482	4.23%

Allowance for loan losses	(6,128)			(4,963)
Non-earning assets	44,361			37,223

Total assets	$612,447			$552,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$146,745	$129	0.35%	$130,523	$93	0.29%
Savings	104,738	57	0.22%	109,028	60	0.22%
Time deposits	177,147	537	1.20%	161,781	457	1.13%

Total interest bearing deposits	428,630	723	0.67%	401,332	610	0.61%

Other borrowed funds
Repurchase agreements	2,880	13	1.79%	—	—	—
Capital Notes	5,000	50	3.97%	—	—	—

Total interest-bearing liabilities	436,510	786	0.71%	401,332	610	0.61%

Non-interest bearing deposits	122,999			99,839
Other liabilities	954			1,016

Total liabilities	560,463			502,187
Stockholders’ equity	51,984			50,160

Total liabilities and Stockholders’ equity	$612,447			$552,347

Net interest income		$5,288			$4,872

Net interest margin			3.65%			3.76%

Interest spread			3.49%			3.62%

(1)	Net accretion or amortization of deferred loan fees and costs are included in interest income.

(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities. An assumed income tax rate of 34% was used in the calculation.

Net Interest Margin Analysis

Average Balance Sheets

For the Nine Months Ended September 30, 2017 and 2016

(dollars in thousands)

	2017			2016
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$480,317	$16,266	4.53%	$446,637	$15,115	4.52%
Loans held for sale	2,309	70	4.05%	3,615	97	3.59%
Federal funds sold	10,276	81	1.05%	5,814	16	0.37%
Interest bearing bank balances	7,000	53	1.01%	6,000	28	0.62%
Securities (3)	53,293	932	2.34%	39,851	726	2.44%
Federal agency equities	1,331	42	4.22%	1,237	39	4.22%
CBB equity	116	—	—	116	—	—

Total earning assets	554,642	17,444	4.20%	503,270	16,021	4.26%

Allowance for loan losses	(5,862)			(4,803)
Non-earning assets	44,194			36,109

Total assets	$592,974			$534,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$143,087	$357	0.33%	$124,942	$248	0.27%
Savings	107,044	173	0.22%	111,011	180	0.22%
Time deposits	170,206	1,488	1.17%	152,003	1,268	1.12%

Total interest bearing deposits	420,337	2,018	0.64%	387,956	1,696	0.58%
Other borrowed funds
Fed funds purchased	—	—	—	494	4	1.08%
Repurchase agreements	1,062	13	1.64%	—	—	—
Capital Notes	4,560	137	4.00%	109	8	6.00%

Total interest-bearing liabilities	425,959	2,168	0.68%	388,559	1,708	0.59%

Non-interest bearing deposits	114,866			95,291
Other liabilities	667			1,309

Total liabilities	541,492			485,159
Stockholders’ equity	51,482			49,417

Total liabilities and Stockholders’ equity	$592,974			$534,576

Net interest income		$15,276			$14,313

Net interest margin			3.68%			3.80%

Interest spread			3.52%			3.66%

(1)	Net deferred loan fees and costs are included in interest income.

(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities. An assumed income tax rate of 34% was used in the calculation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.	Controls and Procedures

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

There have been no significant changes during the three months ended September 30, 2017, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Our success depends primarily on the general economic conditions of the primary markets in Virginia in which we operate and where our loans are concentrated. Unlike nationwide banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Lynchburg metropolitan statistical area (“MSA”). Lynchburg’s MSA, which is often referred to as Region 2000, consists of approximately 2,122 square miles, and includes the City of Lynchburg and the Counties of Bedford, Campbell, Amherst and Appomattox. To a lesser extent, our lending market includes the Roanoke, Charlottesville and Harrisonburg MSAs. Our branches in localities outside of Region 2000 have a short operating history. As of August 2017, the Lynchburg MSA had an unemployment rate (not adjusted seasonally) of 4.6%, as compared to a statewide average unemployment rate of 3.8%.

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

At September 30, 2017, a substantial majority of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Because most of our loans are concentrated in the Region 2000 area in and surrounding the City of Lynchburg, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. A weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Additionally, acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

Our loan portfolio contains a number of real estate loans with relatively large balances.

At September 30, 2017, a significant portion of our total loan portfolio contained real estate loans with balances in excess of $1,000,000. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, which could result in a net loss of earnings, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Commercial real estate loans increase our exposure to credit risk.

At September 30, 2017, a majority of our loan portfolio was secured by commercial real estate. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. An adverse development with respect to one lending relationship can expose us to a significantly greater risk of loss as compared with a single-family residential mortgage loan because we typically have more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. These loans represent higher risk and could result in a sharp increase in loans charged-off and could require us to significantly increase our allowance for loan losses, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

At September 30, 2017, a significant percentage of our loans were commercial and industrial loans. Our portfolio of commercial and industrial loans has increased during the past year.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2017

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2017

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 8, 2017

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2017 and 2016 (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2017 and 2016 (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the nine months ended September 30, 2017 and 2016; (vi) Notes to Unaudited Consolidated Financial Statements.

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2017

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2017

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 8, 2017

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2017 and 2016 (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2017 and 2016 (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the nine months ended September 30, 2017 and 2016; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: November 8, 2017	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President (Principal Executive Officer)

Date: November 8, 2017	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)