Form 10-K
period 2017-12-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2018-03-21
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section13 or Section 15(d) of the Act.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The aggregate value of the voting common equity held by nonaffiliates as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $58,795,553 based on the price at which the common stock last traded on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $2.14 par value as of March 21, 2018 was approximately 4,378,436.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2018 Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 15, 2018, are incorporated by reference into Part III of this Form 10-K

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

Financial conducts two principal activities: (1) general retail and commercial banking through Bank of the James; and (2) mortgage brokerage services through Bank of the James, a division of the Bank (the “Mortgage Division”).

In addition, Financial provides securities brokerage and other investment services through BOTJ Investment, a division of the Bank and acts as an agent for insurance and annuity products through BOTJ Insurance, Inc., a wholly-owned subsidiary of the Bank. The operating results of these business operations have not had a material impact on our financial performance and are not considered principal activities of Financial at this time.

The Bank, BOTJ Insurance, and BOTJ Investment Group, Inc., a non-operating subsidiary, are our only subsidiaries and primary assets.

Products and Services

Retail and Commercial Banking

The Bank currently conducts business within Virginia from 13 full-service offices and three limited service offices, one loan production office, and three mortgage production offices. The location of and services provided by each of our facilities is described in “Item 2. Properties” below. The Bank established a mortgage loan origination division that conducts business under the name “Bank of the James Mortgage, a Division of Bank of the James.” The Mortgage Division conducts business primarily from the division’s main office located in the Forest branch of the Bank. In addition, the Bank expanded into Charlottesville in 2013 (opening a full service branch in 2015), Harrisonburg in 2014 (opening a full service branch in 2015), Appomattox in 2016 (opening a permanent full service branch in 2017), and Roanoke in 2013 (opening a full service branch in 2017).

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

Lending Services. The Bank offers a full range of short- to medium-term commercial and consumer loans. Our primary focus is on making loans to small businesses and consumers in the Region 2000 (Lynchburg, Amherst, Bedford, Campbell) area, Charlottesville, Harrisonburg, Roanoke, and Appomattox. In addition, we also provide a wide range of real estate finance services. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. Additionally, the Bank originates fixed and floating-rate mortgage loans and real estate construction and acquisition loans. Where appropriate, the Bank attempts to limit interest rate risk through the use of variable interest rates and terms of less than five years.

In general, the Bank offers the following lending services in our market areas:

•	Commercial Business Lending. We make loans to small- and medium-sized businesses for purposes such as purchases of equipment, facilities upgrades, inventory acquisition and various working capital purposes.

•	Real Estate Construction. We make commercial and residential construction and development loans.

•	Commercial Real Estate Mortgage. We make loans to borrowers secured by commercial real estate. In underwriting these types of loans we consider the historic and projected future cash flows of the real estate.

Consumer. We offer various types of secured and unsecured consumer loans, including personal loans, lines of credit, overdraft lines of credit, automobile loans, installment loans, demand loans, and home equity loans. We make consumer loans primarily for personal, family or household purposes.

We sell loan participations in the ordinary course of business when a loan originated by us exceeds our legal lending limit or we otherwise want to share risk with another bank. We also purchase loan participations from time to time from other banks in the ordinary course of business. Typically or loan participations are without recourse against the originating bank. Purchased loan participations are underwritten in accordance with our loan policy and represent a source of loan growth.

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

Mortgage Banking. The Bank, through the Mortgage Division originates conforming and non-conforming home mortgages primarily in the Region 2000 area. As part of the Bank’s overall risk management strategy, the loans originated and closed by the Mortgage Division are pre-sold to major mortgage banking or other financial institutions. Effective April 1, 2011, the Mortgage Division began funding these pre-sold loans. The loans are transferred promptly, typically within 2 to 3 business days, to the buyer for a pre-arranged price. Management believes that there is acceptable risk associated with this arrangement.

Other Activities

We provide brokerage and investment services through the Bank’s Investment division (“Investment Division”). The Investment Division provides securities brokerage services to Bank customers and others through an agreement with Infinex Financial Group, LLC (“Infinex”), a registered broker-dealer. Under our agreement, Infinex operates a service center at 615 Church Street, Lynchburg, Virginia. To date the operating results of the Investment Division have not had a material impact on our financial performance.

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

Employees

As of March 21, 2018, we had approximately 143 full-time equivalent employees. None of our employees are represented by any collective bargaining agreements, and relations with employees are considered excellent. We maintain employee benefit programs that include health insurance, a flexible spending account, a health savings account, and a 401(k) plan.

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

Region 2000 has a broad range of services, light industry, and manufacturing plants. Principal service, industrial, research and development employers include: BWX Technologies, Inc. (nuclear fuel); Framatome (nuclear services); Centra Health, Inc. (health care services); C.B. Fleet, Inc. (medical supplies); Pacific Life (life insurance and other financial products); Frito-Lay, Inc. (snack foods); Griffin Pipe Products Co. (ductile iron pipe); R.R. Donnelley Printing Inc. (printed products); as well as six colleges including Randolph College, Sweet Briar College, Liberty University, and Lynchburg College.

In recent years we have expanded into Charlottesville, Virginia (north of Region 2000), Roanoke, Virginia (west of Region 2000), Harrisonburg, Virginia (northwest of Region 2000), and Appomattox (east of Region 2000).

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

Mortgage Banking

The Mortgage Division competes with large national and regional banks, credit unions, regional mortgage lenders and local mortgage brokers. Following the 2008 downturn in the economy and subsequent real estate turmoil, the guidelines surrounding agency business (i.e., loans sold to Fannie Mae and Freddie Mac) have become much more restrictive and the associated mortgage insurance for loans above 80 percent loan-to-value has continued to tighten. These changes in the conventional market have caused a dramatic increase in government lending and state bond programs. The Mortgage Division competes by attracting the top sales people in our market, providing an operational infrastructure that manages the guideline changes efficiently and effectively, offering a product menu that is both competitive in loan parameters as well as price, and providing consistently high quality customer service.

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

SUPERVISION AND REGULATION

General

Financial, as a bank holding company, and the Bank, as a state chartered bank, are subject to extensive federal and state laws and regulations. These laws and regulations impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations. The following briefly summarizes the more significant provisions of applicable federal and state laws, certain regulations and the potential impact of such provisions on Financial and the Bank. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. No assurance can be given that these statutes or regulations will not change.

Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Regulation of Financial

General. Financial is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including the filing with the Securities and Exchange Commission (the “SEC”) of annual, quarterly and other reports on the financial condition and performance of the organization. Financial is directly affected by the corporate responsibility and accounting reform legislation signed into law on July 30, 2002, known as the Sarbanes-Oxley Act of 2002 (the “SOX Act”), and the related rules and regulations. The SOX Act includes provisions that, among other things, require that periodic reports containing financial statements that are filed with the SEC be accompanied by chief executive officer and chief financial officer certifications as to the accuracy and compliance with law, additional disclosure requirements and corporate governance and other related rules. Although we are not required to receive an opinion from our external auditors regarding our internal controls over financial reporting under section 404 of the SOX Act because of our status as a smaller reporting company, our management’s report on internal control over financial reporting is set forth in Item 8 and incorporated into Item 9A herein. Financial has expended considerable time and money in complying with the SOX Act and expects to continue to incur additional expenses in the future.

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

The Federal Reserve Board requires a bank holding company to act as a source of financial and managerial strength and to take measures to preserve and protect its bank subsidiaries. Financial would be compelled by the Federal Reserve Board to invest additional capital in the event the Bank experiences either significant loan losses or rapid growth of loans or deposits.

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

Pursuant to the BHCA, the FRB has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the FRB has reasonable grounds to believe that continuation of such activity or ownership constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

The FRB also has the authority to examine the Company and its subsidiaries, as well as any arrangements between the Company and its subsidiaries, with the cost of any such examinations to be borne by the Company. Banking subsidiaries of bank holding companies are also subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates.

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

As discussed in more detail below under “Confidentiality and Required Disclosure of Consumer Information,” the GLB Act also imposes customer privacy requirements on financial institutions.

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

Incentive Compensation

In June 2010, the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”) issued comprehensive final guidance on incentive compensation intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

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

FDIC Insurance Premiums. The Bank has deposits that are insured by the FDIC. FDIC maintains the DIFwhich is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations. FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the DIF declines in relation to the total amount of insured deposits. In 2017, the Bank expensed $375,000 in FDIC assessments which compared to $363,000 in 2016. Any increases in FDIC insurance premiums could adversely affect the Bank’s profitability.

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

If the new minimum capital ratios described above had been effective as of December 31, 2017, based on management’s interpretation and understanding of the new rules, Financial would have remained “well capitalized” as of such date.

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

Safety and Soundness. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” all such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2017, the Bank was considered “well capitalized.”

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

Confidentiality and Required Disclosures of Consumer Information. The Bank is subject to various laws and regulations that address the privacy of nonpublic personal financial information of consumers. The Gramm-Leach-Bliley Act and certain regulations issued thereunder protect against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure. In 2016, the CFPB proposed rules that provide an exception to the requirement to deliver an annual privacy notice if a financial institution only provides nonpublic personal information to unaffiliated third parties under limited exceptions under the Gramm-Leach-Bliley Act and related regulations, and has not changed its policies and practices regarding disclosure of nonpublic personal financial information from those disclosed in the most recent privacy notice provided to the customer.

The Company is also subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA Patriot Act facilitates information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering, and requires financial institutions to establish anti-money laundering programs. The Office of Foreign Assets Control (OFAC), which is a division of the U.S. Department of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name of an “enemy” of the United States on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account or place transferred funds into a blocked account, file a suspicious activity report with the Treasury and notify the FBI.

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

Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact our operations. The recent economic environment has required a greater degree of coordination and overlap of the duties and responsibilities of the U.S. Treasury, federal and state banking regulators and the FDIC. We fully expect that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

Our success depends primarily on the general economic conditions of the primary markets in Virginia in which we operate and where our loans are concentrated. Unlike nationwide banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Lynchburg metropolitan statistical area (“MSA”). Lynchburg’s MSA, which is often referred to as Region 2000, consists of approximately 2,122 square miles, and includes the City of Lynchburg and the Counties of Bedford, Campbell, Amherst and Appomattox. To a lesser extent, our lending market includes the Roanoke, Charlottesville and Harrisonburg MSAs. Our branches in localities outside of Region 2000 have a short operating history. As of December 2017, the Lynchburg MSA had an unemployment rate (not adjusted seasonally) of 3.8%, as compared to a statewide average unemployment rate of 3.6%.

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

A substantial majority of our loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Because most of our loans are concentrated in the Region 2000 area in and surrounding the City of Lynchburg, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. A weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Additionally, acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

Our loan portfolio contains a number of real estate loans with relatively large balances.

A significant portion of our total loan portfolio contains real estate loans with balances in excess of $1,000,000. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, which could result in a net loss of earnings, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Commercial real estate loans increase our exposure to credit risk.

A majority of our loan portfolio is secured by commercial real estate. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. An adverse development with respect to one lending relationship can expose us to a significantly greater risk of loss as compared with a single-family residential mortgage loan because we typically have more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. These loans represent higher risk and could result in a sharp increase in loans charged-off and could require us to significantly increase our allowance for loan losses, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

A significant percentage of our loans are commercial and industrial loans. Our portfolio of commercial and industrial loans has increased during the past year.

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

We have recently opened branches in Charlottesville, Harrisonburg, Roanoke, and Appomattox. The additional costs to open and operate these and other future branches may negatively impact our earnings and efficiency ratio in the short term. There is a risk that we will be unable to manage our growth, as the process of opening new branches may divert our time and resources. There is also a risk that these new branches may not be profitable, which would negatively impact our results of operations.

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

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer-relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur; or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could disrupt our business, increase our costs, result in the disclosure of confidential client information, damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability; any of which could have a material adverse effect on our financial condition and results of operations.

Our computer systems, software and networks have been and will continue to be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events. These threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and digital technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties. Some of our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our business relies on our digital technologies, computer and email systems, software and networks to conduct its operations. In addition, to access our products and services, our customers may use personal smartphones, tablets, personal computers and other mobile devices that are beyond our control systems. Although we have information security procedures and controls in place, our technologies, systems, networks and our customers’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations.

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

Current Locations and Property

Depending on such factors as cost, availability, and location, we may either lease or purchase our operating facilities. The existing facilities that we have purchased typically have been former branches of other financial institutions. As of February 28, 2018, the Bank conducts its operations from 16 locations, of which we own 8 and lease 8. The following table describes the location and general character of our operating facilities:

Address	Type of Facility	Year Opened	Owned/Leased

5204 Fort Avenue Lynchburg, Virginia	Full service branch with drive thru and ATM	2000	Owned

4698 South Amherst Highway Madison Heights, Virginia	Full service branch with drive thru and ATM	2002	Owned

17000 Forest Road Forest, Virginia	Full service branch with drive thru and ATM Headquarters for Mortgage Division	2005	Owned

164 South Main Street Amherst, Virginia	Full service branch with drive thru and ATM	2007	Owned

1405 Ole Dominion Blvd Bedford, Virginia	Full service branch with drive thru and ATM	2008	Owned

1110 Main Street Altavista, Virginia	Full service branch with drive thru and ATM	2009	Owned

828 Main Street Lynchburg, Virginia	Corporate Headquarters; Full service branch with ATM	2004	Leased (1)

615 Church Street Lynchburg, Virginia	Full service branch with drive thru and ATM Headquarters for Investment and Insurance operations	1999	Leased (2)

4935 Boonsboro Road, Suites C and D Lynchburg, Virginia	Full service branch with drive thru and ATM	2006	Leased (3)

501 VES Road Lynchburg, Virginia	Limited service branch	2010	Leased (4)

1430 Rolkin Court Suite 203 Charlottesville, Virginia	Commercial loan origination and mortgage office as well as a limited service branch	2013	Leased (5)

Address	Type of Facility	Year Opened	Owned/Leased

1391 South High Street Harrisonburg, Virginia	Full service branch with drive thru and ATM	2015	Owned

250 Pantops Mountain Road Charlottesville, Virginia	Limited service branch	2015	Leased (6)

1745 Confederate Blvd Appomattox, Virginia	Full service branch with drive thru and ATM	2017	Owned

225 Merchant Walk Avenue Charlottesville, Virginia	Full service branch with drive thru and ATM	2016	Leased (7)

3562 Electric Road Roanoke, Virginia	Full service branch with ATM	2017	Leased (8)

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

(7) Base lease expires October 31, 2026. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.

(8) Base lease expires January 31, 2022. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.

We believe that each of these operating facilities is maintained in good operating condition and is suitable for our operational needs.

Interest in Additional Properties

As discussed in “Management’s Discussion and Analysis—Expansion Plans” in addition to the facilities set forth above, the Bank owns the following properties which are being held for possible expansion:

•	real property located in the Timberlake Road area of Campbell County (Lynchburg), Virginia. The existing structure located on the property is not suitable for its intended use as a branch bank. Management anticipates that it will be necessary to raze the current structures and replace it with appropriate new construction.

•	real property located at 5 Village Highway (near the intersection of Routes 501 and 24) in Rustburg, Virginia. The structure on the property has been demolished and removed. The Bank does not anticipate opening a branch at this location prior to 2019.

•	real property located at 45 South Main Street, Lexington, Virginia. The Bank does not anticipate opening a branch at this location prior to 2019.

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

Market Prices and Dividends

As of January 25, 2012, the Common Stock of Financial is traded on the NASDAQ Capital Market LLC (NASDAQ) under the symbol “BOTJ.” Prior to this time, the Common Stock of Financial was quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol “BOJF (“BOJF.OB” on some systems) and transactions generally involved a small number of shares. The following table sets forth the quarterly high and low bid prices for each quarter in fiscal 2017 and 2016 for Financial and was obtained from Bloomberg. Management believes this source to be accurate.

	Market Prices and Dividends
	Bid Price ($)
	High	Low	Dividends ($)
Fiscal 2017
Fourth Quarter	15.29	14.21	0.06
Third Quarter	15.36	13.54	0.06
Second Quarter	15.35	14.40	0.06
First Quarter	16.37	13.02	0.06
Fiscal 2016
Fourth Quarter	15.20	12.15	0.06
Third Quarter	13.10	11.96	0.06
Second Quarter	12.40	11.55	0.06
First Quarter	12.61	11.43	0.06

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 16, 2018 (the most recent date available), the Common Stock traded for $15.74 per share. As of March 21, 2018, there were approximately 4,378,436 shares of Common Stock outstanding, which shares are held by approximately 1,600 active shareholders of record.

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

On January 16, 2018 Financial declared a cash dividend for the fourth quarter of 2017 of $0.06 per common share. The dividend is payable on March 23, 2018 to shareholders of record at the close of business on March 9, 2018. Financial will evaluate the factors set forth above when making a determination of whether to continue to pay a cash dividend in 2018.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information concerning Financial’s equity compensation plans at December 31, 2017. All figures have been adjusted to reflect all prior stock dividends declared by Financial. All outstanding stock options have been issued under plans approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)
Equity compensation plans approved by shareholders—1999 Stock Option Plan of Bank of the James Financial Group, Inc.	636	$12.79	—
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	636	$12.79	—

Item 6.	Selected Financial Data — Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist readers in understanding and evaluating our financial condition and results of operations. You should read this discussion in conjunction with our financial statements and accompanying notes included elsewhere in this report. Because Bank of the James Financial Group, Inc. (“Financial”) has no material operations and conducts no business other than the ownership of its operating subsidiary, Bank of the James (and its divisions and subsidiary), the discussion primarily concerns the business of the Bank. However, for ease of reading and because our financial statements are presented on a consolidated basis, references to “we,” “us,” or “our” refer to Financial, Bank of the James, and their divisions and subsidiaries as appropriate. The comparison of operating results for Financial between the years ended December 31, 2017 and 2016 should be read in the context of both the size and the time frame in which the Bank has been operating.

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

As discussed in more detail below,

•	For the year ended December 31, 2017, Financial had net income of $2,922,000, a decrease of $364,000 from net income of $3,286,000, from the year ended December 31, 2016;

•	For the year ended December 31, 2017, earnings per basic and diluted common share was $0.67, as compared earnings of $0.75 per basic and diluted common share for the year ended December 31, 2016;

•	Net interest income increased to $20,672,000 for the current year from $19,224,000 for the year ended December 31, 2016;

•	Noninterest income (exclusive of net gains on sales and calls of securities) increased to $4,614,000 for the year ended December 31, 2017 from $4,301,000 for the year ended December 31, 2016;

•	Total assets as of December 31, 2017 were $626,341,000 compared to $574,195,000 at the end of 2016, an increase of $52,146,000 or 9.08%;

•	Net loans (excluding loans held for sale), net of unearned income and allowance for loan loss, increased to $491,022,000 as of December 31, 2017 from $464,353,000 as of the end of December 31, 2016, an increase of 5.74%; and

•	The net interest margin decreased 10 basis points to 3.67% for 2017, compared to 3.77% for 2016.

•	Income tax expense increased in the amount of $871,000 related to the write-down of the company’s deferred tax asset as a result of the decrease in the corporate income tax rate set forth by the Tax and Jobs Act of 2017.

The following table sets forth selected financial ratios:

	For the Year Ended December 31,
	2017	2016	2015
Return on average equity	5.64%	6.60%	9.78%
Return on average assets	0.49%	0.60%	0.74%
Dividend yield %	1.60%	1.57%	1.70%
Average equity to total average assets	8.61%	9.16%	7.59%

Effect of Economic Trends

The U.S. economy continued to improve in 2017, with the economy growing more rapidly in the final three quarters of 2017 as compared to 2015 and 2016. Locally, real estate values appear stable and with some increase in valuation. Region 2000 experienced positive trends in housing during 2016 and 2017. During the first half of 2017, loan demand from small and medium sized businesses decreased as compared to 2016. However, in the second half of 2017 and continuing into 2018, demand for these loans has increased. Despite recent and potential future rate increases, management expects loan demand to increase through the remainder of 2018. Due to increased asset growth, the Bank’s capital levels decreased slightly, but the Bank remains “well-capitalized” under regulatory standards.

For additional information regarding the local economy and its impact on the Company’s business refer to the Business Section in this 10-K under the caption “Location and Market Area” (Part I. Item 1. Business Section – Location and Market Area).

Management expects economic conditions to continue remain favorable in 2018, which could result in increased competition for banking services. Financial institutions also face continued heightened levels of scrutiny from federal and state regulators. Financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

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

The downward trend in short term interest rates which began in the last quarter of 2007 was due to the actions of the Federal Open Market Committee (“FOMC”) resulting from a deteriorating economy. Since December 2008, the federal funds target rate set by the Federal Reserve had been set at 0.00% to 0.25%. This trend began to reverse in December 2015 when the FOMC raised the target rate by 25 basis points and did so again in December 2016, and in March, June and December 2017, which resulted in the current target rate of 1.25% increasing to 1.50%. Long term interest rates have likewise begun to increase and the yield curve, while flatter, remains positively sloped. Although it cannot be certain, as discussed below under “Results of Operations—Net Interest Income” management believes that short term interest rates will either increase or remain stable for the foreseeable future. An increase in long-term interest rates would have an adverse impact on the Mortgage Division, primarily due to reduced refinancing opportunities.

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

The allowance for loan losses is management’s estimate of the probable losses inherent in our loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450, Contingencies, which requires that losses be accrued when they are probable of occurring and are reasonably estimable and (ii) ASC 310, Receivables, which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Guidelines for determining allowances for loan losses are also provided in the SEC Staff Accounting Bulletin No. 102 – “Selected Loan Loss Allowance Methodology and Documentation Issues” and the Federal Financial Institutions Examination Council’s interagency guidance, “Interagency Policy Statement on the Allowance for Loan and Lease Losses” (the “FFIEC Policy Statement”). See “Management Discussion and Analysis Results of Operations – Allowance for Loan Losses and Loan Loss Reserve” below for further discussion of the allowance for loan losses.

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loans reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Bank had loans totaling $440,000 and $455,000 that were classified as TDRs as of December 31, 2017 and 2016, respectively.

Management considers historical trends, industry trends, peer comparisons, as well as individual classified impaired loans, in addition to historical experience to evaluate the allowance for loan losses. Our method for determining the allowance for loan losses is discussed more fully under “Provision and Allowance for Loan Losses for the Bank” below.

Other real estate owned (OREO) consists of properties acquired through foreclosure or deed in lieu of foreclosure. These properties are carried at fair value less estimated costs to sell at the date of foreclosure establishing a new cost basis. These properties are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Losses from the acquisition of property in full or partial satisfaction of loans are charged against the allowance for loan losses. Subsequent write-downs, if any, are charged against expense. Gains and losses on the sales of foreclosed properties are included in determining net income in the year of the sale. Operating costs after acquisition are expensed. The Bank had OREO totaling $2,650,000 and $2,370,000 as of December 31, 2017 and 2016, respectively.

RESULTS OF OPERATIONS

Year Ended December 31, 2017 compared to year ended December 31, 2016

Net Income

The net income for Financial for the year ended December 31, 2017 was $2,922,000 or $0.67 per basic and diluted share compared with net income of $3,286,000 or $0.75 per basic and diluted share for the year ended December 31, 2016. Note 13 of the consolidated financial statements provides additional information with respect to the calculation of Financial’s earnings per share.

The decrease of $364,000 in 2017 net income compared to 2016 was due in large part the following: i) an increase in income tax expense related to the write-down of the company’s deferred tax asset in the amount of $871,000 as a result of the decrease in the corporate income tax rate set forth by the Tax and Jobs Act of 2017; and ii) an increase in non-interest expenses of $1,452,000, or 8.25%. These decreases were partially offset by i) an increase in net interest income of $1,448,000, or 7.53%; and ii) a decrease in the provision for loan losses of $619,000, or 38.40%. As discussed in more detail below, we charged off $2,094,000 in nonperforming loans during the year ended December 31, 2017 as compared with $759,000 in 2016. The amount of the provision for loan losses was $993,000 in the year ended December 31, 2017 as compared to $1,612,000 in 2016.

These operating results represent a return on average stockholders’ equity of 5.64% for the year ended December 31, 2017 compared to 6.60% for the year ended December 31, 2016. As discussed below, Financial issued $11,520,000 in additional common stock on December 3, 2015. This increased capital was the primary reason for the decrease in the return on average stockholders’ equity in 2016 while a decrease in net income was the primary reason for the decrease in return on equity in 2017. The return on average assets for the year ended December 31, 2017 was 0.49% compared to 0.60% in 2016.

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

Interest income increased to $23,665,000 for the year ended December 31, 2017 from $21,568,000 for the year ended December 31, 2016. This increase was due to the interest earned on the increase in loan balances and was mitigated by a decrease in the yields on average earning assets which primarily consist of loans and investment securities, as discussed below.

Net interest income for 2017 increased $1,448,000 to $20,672,000 or 7.53% from net interest income of $19,224,000 in 2016. The growth in net interest income was due primarily to the additional interest generated from increased loan balances but offset by an increase in our interest expense of $649,000 to $2,993,000 in 2017 from $2,344,000 in 2016. Our interest expense increased primarily because of the sale of $5,000,000 in 4% notes that were issued in January 2017 as well as an increase in the average balances of our time deposits (which typically pay depositors a higher rate of interest than demand accounts) from $155,346,000 during 2016 to $174,064,000 in 2017. The average interest rate paid on time deposits increased by 7 basis points during 2017 as compared to 2016. The increase was also due in part to an increase in the average balance in interest bearing demand deposit accounts to $192,932,000 in 2017 from $169,963,000 in 2016 along with an increase in the average rate paid on the interest bearing demand deposit accounts to 0.26% in 2017 from 0.21% in 2016.

The net interest margin decreased to 3.67% in 2017 from 3.77% in 2016. The average rate on earning assets decreased 3 basis points from 4.23% in 2016 to 4.20% in 2017 and the average rate on interest-bearing liabilities increased from 0.54% in 2016 to 0.63% in 2017. Management cannot predict with certainty future interest rate decisions by the FOMC

The following table shows the average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and related revenue, expense and corresponding weighted average yields and rates. The average balances used in this table and other statistical data were calculated using average daily balances.

Net Interest Margin Analysis

Average Balance Sheets

For the Years Ended December 31, 2017, 2016 and 2015

(dollars in thousands)

	2017			2016			2015
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS
Loans, including fees (1)(2)	$485,210	$21,980	4.53%	$451,100	$20,356	4.51%	$417,594	$19,291	4.62%
Loans AFS	2,628	101	3.84%	3,611	125	3.46%	2,220	86	3.87%
Federal funds sold	11,869	133	1.12%	7,029	34	0.48%	7,883	18	0.23%
Interest-bearing bank balances	7,457	82	1.10%	6,093	31	0.51%	5,197	14	0.27%
Securities (3)	54,913	1,311	2.39%	41,083	976	2.38%	32,578	847	2.60%
Federal agency equities	1,345	73	5.43%	1,243	67	5.39%	1,268	67	5.28%
CBB equity	116	—	0.00%	116	—	0.00%	116	—	0.00%

Total earning assets	563,538	23,680	4.20%	510,275	21,589	4.23%	466,856	20,323	4.35%

Allowance for loan losses	(5,072)			(4,819)			(4,705)
Non-earning assets	43,354			38,441			34,876

Total assets	$601,820			$543,897			$497,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing (4)	$192,932	$494	0.26%	$169,963	$352	0.21%	$140,575	$256	0.18%
Savings	105,996	228	0.22%	110,422	238	0.22%	114,828	253	0.22%
Time deposits	174,064	2,071	1.19%	155,346	1,742	1.12%	137,374	1,552	1.13%

Total interest bearing deposits	472,992	2,793	0.59%	435,731	2,332	0.54%	392,777	2,061	0.52%
Other borrowed funds
Fed funds purchased	1	—	0.00%	371	4	1.08%	184	2	1.09%
Repurchase agreements	795	13	1.64%	—	—	0.00%	—	—	0.00%
Other borrowings	—	—	0.00%	—	—	0.00%	2,269	28	1.23%
Capital Notes	4,671	187	4.00%	82	8	6.00%	10,000	600	6.00%

Total interest-bearing liabilities	478,459	2,993	0.63%	436,184	2,344	0.54%	405,230	2,691	0.66%

Non-interest bearing deposits (4)	70,791			56,741			53,417
Other liabilities	781			1,165			634

Total liabilities	550,031			494,090			459,281
Stockholders’ equity	51,789			49,807			37,746

Total liabilities and Stockholders’ equity	$601,820			$543,897			$497,027

Net interest earnings		$20,687			$19,245			$17,632

Net interest margin			3.67%			3.77%			3.78%

Interest spread			3.58%			3.69%			3.69%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with nonaccrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities using the Company’s applicable federal tax rate of 34%.
(4)	The 2016 and 2015 year-to-date average balances in the table above reflect reclassifications of $42.2 million and $32.4 million, respectively, from non-interest bearing demand to interest bearing demand, consistent with the reclassification resulting from the restatement described in Note 2 of the consolidated financial statements.

Interest income and expenses are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest bearing liabilities, and by the interaction of rate and volume factors. The following table shows the direct causes of the year-to-year changes in components of net interest income on a taxable equivalent basis.

				Volume and Rate (dollars in thousands) Years Ending December 31,
	2017			2016			2015
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense
Loans	$1,466	$134	$1,600	$1,606	$(502)	$1,104	$2,307	$(441)	$1,866
Federal funds sold	34	65	99	(2)	18	16	13	1	14
Interest bearing deposits	8	43	51	3	14	17	1	—	1
Securities	331	4	335	191	(62)	129	(183)	(165)	(348)
Restricted stock	167	(161)	6	—	—	—	3	1	4

Total earning assets	2,006	85	2,091	1,798	(532)	1,266	2,141	(604)	1,537

Liabilities:
Demand interest bearing	51	91	142	53	43	96	179	(138)	41
Savings	(10)	—	(10)	(15)	—	(15)	(36)	18	(18)
Time deposits	216	112	328	204	(14)	190	446	(46)	400
Federal funds purchased	(2)	(2)	(4)	2	—	2	(9)	2	(7)
Capital notes	180	(1)	179	(592)	—	(592)	—	—	—
Other borrowings	6	7	13	(14)	(14)	(28)	(18)	(32)	(50)

Total interest-bearing liabilities	$441	$207	$648	$(362)	$15	$(347)	$562	$(196)	$366

Change in net interest income	$1,564	$(122)	$1,442	$2,160	$(547)	$1,613	$1,579	$(408)	$1,171

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

The Mortgage Division originated 434 mortgage loans, totaling approximately $89,522,000 during the year ended December 31, 2017 as compared with 452 mortgage loans, totaling $84,743,000 in 2016. Income improved with the increased origination volume. We continued to benefit from an improved pricing model that resulted from the migration of the Mortgage Division’s broker relationships to hybrid correspondent in 2013. The hybrid correspondent relationship allows the Bank to close loans in its name before an investor purchases the loan. By using the Bank’s funds to close the loan (as compared to a broker relationship in which loans are funded by the purchaser of the mortgage), the Bank is able to obtain better pricing due to the slight increase in risk. In 2016 and 2017, the Mortgage Division continued to operate in an environment in which real estate values continued to improve. Loans for new home purchases comprised 57% of the total volume in 2016 as compared to 66% in 2017. For the year ended December 31, 2017, the Mortgage Division accounted for 8.57% of Financial’s total revenue as compared with 9.32% of Financial’s total revenue for the year ended December 31, 2016. Mortgage contributed $515,000 and $558,000 to Financial’s pre-tax net income in 2017 and 2016, respectively. Although management anticipates that residential mortgage rates will remain low by historical standards throughout 2018, management also anticipates that if rates trend higher, the majority of the loan mix will continue to lean towards new home purchases and away from refinancing. In addition, the Tax and Jobs Act is likely to increase the number of taxpayers that utilize the standard deduction, which could make mortgage loans less attractive. Management believes it is too early to assess the impact of the Tax and Jobs Act on future mortgage production.

The Mortgage Division continues to increase its market share in its service areas. We opened a new mortgage origination office in Roanoke in October, 2013 and began originating mortgages in Charlottesville in March, 2014. In addition, in the first quarter of 2016, we hired a new mortgage loan origination officer for the Harrisonburg Market. It is anticipated that 2 additional mortgage producers will join the Mortgage Division in the Roanoke area in the first quarter of 2018. Management expects that continued historically low rates coupled with the Mortgage Division’s reputation in its markets and our recently-added offices and producers present an opportunity for us to continue to grow the Mortgage Division’s revenue.

Service charges and fees and commissions increased to $1,759,000 for the year ended December 31, 2017 from $1,444,000 for the year ended December 31, 2016 primarily due to increases related to the following: commission on the sales of securities, debit and credit card interchange fees, and treasury management fees.

Investment provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. Investment’s financial impact on our consolidated revenue has been minimal. Although management cannot predict the financial impact of Investment with certainty, management anticipates it will continue to be a relatively small component of revenue in 2018.

In the third quarter of 2008, we began providing insurance and annuity products to Bank customers and others, through the Bank’s Insurance subsidiary. The Bank has one full-time and one part-time employee that are dedicated to selling insurance products through Insurance. Insurance generates minimal revenue and its financial impact on our consolidated revenue has been immaterial. Management anticipates that Insurance’s impact on noninterest income will remain immaterial in 2018.

Noninterest income, exclusive of gains and losses on the sale and call of securities, increased to $4,614,000 in 2017 from $4,301,000 in 2016. Inclusive of gains and losses on the sale and call of securities, noninterest income decreased to $4,727,000 in 2017 from $4,795,000 in 2016. The following table summarizes our noninterest income for the periods indicated.

	Noninterest Income (dollars in thousands) December 31,
	2017	2016
Gains on sale of loans held for sale	$2,434	$2,433
Service charges, fees and commissions	1,759	1,444
Increase in cash value of life insurance	345	292
Other	76	132
Gain on sales and calls of securities, net	113	494

Total noninterest income	$4,727	$4,795

The decrease in noninterest income for 2017 as compared to 2016 was primarily due to a decrease in income from gains on sales of available-for-sale securities.

Noninterest Expense of Financial

Noninterest expenses increased from $17,954,000 for the year ended December 31, 2016 to $19,046,000 for the year ended December 31, 2017. The following table summarizes our noninterest expense for the periods indicated.

	Noninterest Expense (dollars in thousands) December 31,
	2017	2016
Salaries and employee benefits	$10,012	$9,230
Occupancy	1,493	1,312
Equipment	1,521	1,287
Supplies	520	480
Professional, data processing and other outside expenses	2,795	2,731
Marketing	739	686
Credit expense	467	425
Other real estate expenses	88	68
FDIC insurance expense	375	363
Other	1,036	1,012

Total noninterest expense	$19,046	$17,594

The increase in non-interest expense was due in large part to an increase in compensation and benefits and occupancy and equipment. To a lesser degree supplies, professional expenses, marketing, credit, other real estate expense and FDIC insurance also contributed to the overall increase. Our total personnel expense, net of direct salary costs incurred in originating certain loans (in accordance with current accounting rules), increased to $10,012,000 for the year ended December 31, 2017, from $9,230,000 for the year ended December 31, 2016. Compensation for some employees of the Mortgage Division and Investment is commission-based and therefore subject to fluctuation.

The efficiency ratio, that is the cost of producing each dollar of revenue, is determined by dividing noninterest expense by the sum of net interest income plus noninterest income. Financial’s efficiency ratio increased from 73.25% in 2016 to 74.99% in 2017, in large part due to the increases in the above expenses most of which were associated with the recent expansion into Charlottesville, Harrisonburg, Roanoke and Appomattox.

Income Tax Expense

For the year ended December 31, 2017, Financial had federal income tax expense of $2,438,000, as compared to a federal income tax expense of $1,527,000 in 2016, which equates to effective tax rates of 45.49% and 31.72%, respectively. Our effective rate was higher than the statutory corporate tax rate in 2017 due to the $871,000 write-down of deferred tax assets which flowed through income tax expense as a result of the decrease in corporate tax rate from 34% to 21% as mandated by the Tax and Jobs Act of 2017. Our effective tax rate was lower than the statutory corporate tax rate in 2016 because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance, and certain tax free municipal securities. Note 12 of the consolidated financial statements provides additional information with respect to our 2017 federal income tax expense and the deferred tax accounts.

ANALYSIS OF FINANCIAL CONDITION

As of December 31, 2017 and December 31, 2016

General

Our total assets were $626,341,000 at December 31, 2017, an increase of $52,146,000 or 9.08% from $574,195,000 at December 31, 2016, primarily due to an increase in loans, as well as increases in both securities available-for-sale and securities held to maturity, and an increase in the cash value of bank-owned life insurance. As explained in more detail below, deposits increased from $523,112,000 on December 31, 2016 to $567,493,000 on December 31, 2017. Loans, net of unearned income and allowance, increased to $491,022,000 on December 31, 2017 from $464,353,000 on December 31, 2016.

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

Loans, net of unearned income and allowance, increased to $491,022,000 on December 31, 2017 from $464,353,000 on December 31, 2016. Total loans, including loans held for sale increased to $498,400,000 on December 31, 2017 from $473,902,000 on December 31, 2016. The increase in total loans was partially due to enhanced marketing efforts and increased penetration into the Charlottesville, Harrisonburg, and Roanoke markets. We anticipate that these offices will continue to add to our loan balances. The increase is also attributed to increased calling and sales efforts by our lenders. Despite these factors, strong competition for number of qualified borrowers remains strong.

As of December 31, 2017, the Bank had $4,309,000, or 0.87% of its total loans, in non-accrual status compared with $3,465,000, or 0.74% of its total loans, at December 31, 2016. Management is continuing its efforts to reduce non-performing assets through enhanced collection efforts and the liquidation of underlying collateral. The Bank attempts to work with borrowers on a case-by-case basis to attempt to protect the Bank’s interests. However, despite our commitment, a reduction of non-accrual loans can be dependent on a number of factors, including improvements in employment, housing, and overall economic conditions at the local, regional and national levels. See “Asset Quality” below.

The following table summarizes the composition of the Bank’s loan portfolio for the periods indicated by dollar amount:

	Loan Portfolio (dollars in thousands) December 31,
	2017	2016	2015	2014	2013
Commercial	$96,127	$88,085	$76,773	$63,259	$55,803
Commercial real estate	251,807	237,638	217,125	207,262	172,117
Consumer	83,746	85,099	81,531	76,380	71,165
Residential	64,094	59,247	59,699	52,462	46,095

Total loans	495,774	470,069	435,128	399,363	345,180
Less allowance for loan losses	4,752	5,716	4,683	4,790	5,186

Net loans	$491,022	$464,353	$430,445	$394,573	$339,994

The following table sets forth the maturities of the loan portfolio at December 31, 2017.

	Remaining Maturities of Selected Loans (dollars in thousands) At December 31, 2017
	Less than One Year	One to Five Years	Greater than Five Years	Total
Commercial	$14,726	$20,631	$60,770	$96,127
Commercial real estate	23,186	43,485	185,136	251,807
Consumer	6,434	31,359	45,953	83,746
Residential	11,362	9,984	42,748	64,094

Total	$55,708	$105,459	$334,607	$495,774

For maturities over one year:
Fixed Rates	$103,700	23.56%
Variable Rates	336,366	76.44%

Total	$440,066

Deposits

We experienced an increase in deposits from $523,112,000 at December 31, 2016 to $567,493,000 at December 31, 2017, for an increase of 8.48%. Noninterest-bearing deposits increased $11,967,000 or 19.26% from $62,135,000 at December 31, 2016 to $74,102,000 at December 31, 2017. The increase in non-interest bearing deposits was due to our increased presence in Charlottesville, Harrisonburg, Roanoke, and most recently, Appomattox as well as increased and continued efforts to procure the primary checking accounts of our commercial loan customers. The increase can also be attributed to end of the year real estate and business closings related to our professional settlement accounts. Interest-bearing deposits increased $32,414,000, or 7.03%, from $460,977,000 at December 31, 2016 to $493,391,000 at December 31, 2017.

A total of $22,044,000 and $20,064,000 in brokered certificates of deposit was included in total time deposits at December 31, 2016 and December 31, 2017, respectively. The year end balances for both non-interest bearing deposits and interest bearing deposits reflect the reclassification resulting from the restatement of certain demand deposits from non-interest bearing to interest bearing as described in Note 2 to consolidated financial statements.

The following table sets forth the average deposit balances and the rates paid on deposits for the years indicated:

	Average Deposits and Rates Paid (dollars in thousands) Year Ended December 31,
	2017		2016		2015
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing deposits (1)	$70,791	—	$56,741	—	$53,417	—

Interest-bearing deposits
Interest checking (1)	$127,711	0.21%	$119,352	0.19%	$101,122	0.17%
Money market	65,221	0.38%	50,611	0.29%	39,453	0.22%
Savings	105,996	0.19%	110,422	0.22%	114,828	0.22%
Time deposits
Less than $100,000	77,418	1.13%	69,185	1.10%	67,790	1.07%
$100,000 but < $250,000	58,381	1.17%	50,282	1.16%	45,456	1.15%
Greater than $250,000	38,265	1.34%	35,879	1.20%	24,128	1.14%

Total interest-bearing deposits	$472,992	0.59%	$435,731	0.54%	$392,777	0.52%

Total deposits	$543,783		$492,472		$446,194

(1)	The 2016 and 2015 year-to-date average balances in the table above reflect reclassifications of $42.2 million and $32.4 million, respectively, from non-interest bearing deposits to interest checking, consistent with the reclassification resulting from the restatement described in Note 2 of the consolidated financial statements.

The following table includes a summary of maturities of CDs greater than $100,000:

	Maturities of CD’s Greater than $ 100,000
	(dollars in thousands)
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total
At December 31, 2017	$25,172	$13,189	$12,326	$52,255	$102,942

Cash and Cash Equivalents

Cash and cash equivalents increased from $28,683,000 on December 31, 2016 to $37,018,000 on December 31, 2017. Federal funds sold amounted to $16,751,000 on December 31, 2017 compared to $11,745,000 on December 31, 2016. Fluctuations in federal funds sold generally are related to fluctuations in transactional accounts and professional settlement accounts as discussed above, and use of cash and cash equivalents to fund loan growth.

Investment Securities

The investment securities portfolio of the Bank is used as a source of income and liquidity.

The following table summarizes the fair value of the Bank’s securities portfolio for the periods indicated:

	Securities Portfolio
	(dollars in thousands)
	December 31,
	2017	2016	2015
Held-to-maturity
U.S. agency obligations	$5,619	$3,273	$2,649

Available-for-sale
U.S. treasuries	1,858	1,833	—
U.S. agency obligations	23,850	13,113	18,810
Mortgage—backed securities	13,388	12,005	10,647
Municipals	12,274	9,947	5,034
Corporates	3,942	3,878	1,505

Total available-for-sale	$55,312	$40,776	$35,996

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

Securities held-to-maturity at carrying cost increased from $3,299,000 as of December 31, 2016 to $5,713,000 as of December 31, 2017. This increase resulted from the purchase of additional held-to-maturity securities and was partially offset by the amortization of premiums within the held-to-maturity portfolio. The decision to invest in securities held-to-maturity is based on the same factors as the decision to invest in securities available-for-sale except that management invests surplus funds in securities held-to-maturity only after concluding that such funds will not be necessary for liquidity purposes during the term of such security. However, the held-to-maturity securities may be pledged for such purposes as short term borrowings and as collateral for public deposits.

The portfolio of securities available-for-sale increased to $55,312,000 as of December 31, 2017 from $40,776,000 as of December 31, 2016. The increase is a result of management’s desire to continue to increase on-balance sheet liquidity. During 2017, the Bank purchased $27,395,000 of available-for-sale securities and sold available-for-sale securities totaling $9,940,000. In addition, the Bank realized $3,233,000 from calls, maturities, and paydowns of available-for-sale securities.

The following table shows the maturities of held-to-maturity and available-for-sale securities at amortized cost and fair value at December 31, 2017 and December 31, 2016 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are not shown on a tax equivalent basis. Financial attempts to maintain diversity in its portfolio and maintain credit quality and repricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on Financial’s securities, see Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution /Yield Analysis
	(dollars in thousands)
	At December 31, 2017
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Held-to-maturity
U.S. Agency
Amortized cost	$2,002	$—	$—	$3,711	$5,713
Fair value	$2,009	$—	$—	$3,610	$5,619
Weighted average yield	4.00%			2.98%
Available-for-sale securities
U.S Treasury
Amortized cost	$—	$—	$1,956	$—	$1,956
Fair value	$—	$—	$1,858	$—	$1,858
Weighted average yield			1.77%
U.S. Agency
Amortized cost	$—	$—	$10,851	$14,030	$24,880
Fair value	$—	$—	$10,392	$13,458	$23,850
Weighted average yield			2.12%	2.50%
Mortgage Backed Securities
Amortized cost	$—	$—	$5,340	$8,322	$13,662
Fair value	$—	$—	$5,279	$8,109	$13,388
Weighted average yield			1.97%	2.23%
Municipals
Amortized cost	$—	$1,287	$2,960	$8,309	$12,556
Fair value	$—	$1,274	$2,916	$8,084	$12,274
Weighted average yield		2.15%	2.21%	2.88%
Corporates
Amortized cost	$—	$—	$4,117	$—	$4,117
Fair value	$—	$—	$3,942	$—	$3,942
Weighted average yield			2.28%
Total portfolio
Amortized cost	$2,002	$1,287	$25,224	$34,372	$62,885
Fair value	$2,009	$1,274	$24,387	$33,261	$60,931
Weighted average yield	4.00%	2.15%	2.10%	2.58%

	Securities Portfolio Maturity Distribution /Yield Analysis
	(dollars in thousands)
	At December 31, 2016
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Held-to-maturity
U.S. Agency
Amortized cost	$—	$2,015	$—	$1,284	$3,299
Fair value	$—	$2,080	$—	$1,193	$3,273
Weighted average yield		4.00%		3.18%
Available-for-sale securities
U.S. Treasuries
Amortized cost	$—	$—	$1,952	$—	$1,952
Fair value	$—	$—	$1,833	$—	$1,833
Weighted average yield			1.77%
U.S. Agency
Amortized cost	$—	$—	$3,005	$11,327	$14,332
Fair value	$—	$—	$2,847	$10,266	$13,113
Weighted average yield			1.78%	2.08%
Mortgage Backed Securities
Amortized cost	$—	$—	$2,594	$9,764	$12,358
Fair value	$—	$—	$2,555	$9,450	$12,005
Weighted average yield			1.54%	2.09%
Municipals
Amortized cost	$—	$551	$3,191	$6,684	$10,426
Fair value	$—	$535	$3,205	$6,207	$9,947
Weighted average yield		1.80%	2.95%	2.96%
Corporates
Amortized cost	$—	$—	$4,132	$—	$4,132
Fair value	$—	$—	$3,878	$—	$3,878
Weighted average yield			2.28%
Total portfolio
Amortized cost	$—	$2,566	$14,874	$29,059	$46,499
Fair value	$—	$2,615	$14,318	$27,116	$44,049
Weighted average yield		3.53%	2.12%	2.34%

Cash surrender value of bank owned life insurance

On July 1, 2009, the Company funded bank owned life insurance (BOLI) for a small group of its officers, where the Company is the owner and sole beneficiary of the policies. As of December 31, 2017, the BOLI had a cash surrender value of $13,018,000, an increase of $345,000 from the cash surrender value of $12,673,000 as of December 31, 2016. The entire $345,000 increase resulted from an increase in the cash surrender value relating to the aggregate earnings on all of the BOLI policies and there were no additional BOLI purchases in 2017. The value of BOLI increases from the cash surrender values of the pool of insurance. The increase in cash surrender value is recorded as a component of noninterest income; however, the Company does not pay tax on increase in cash value. This profitability is used to offset a portion of current and future employee benefit costs. BOLI can be liquidated if necessary with associated tax costs. However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position. Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

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

At December 31, 2017, liquid assets, which include cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, and securities available-for-sale totaled $92,330,000 as compared to $69,459,000 at December 31, 2016. Management deems liquidity to be adequate. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $12,123,000 (current carrying value) of these securities are pledged to secure public deposits, or unfunded lines of credit. In the event any secured line of credit is drawn upon, the related debt would need to be repaid before the securities could be sold and converted to cash.

The following table sets forth non-deposit sources of funding:

	Funding Sources
	(dollars in thousands)
	December 31, 2017
Source	Capacity	Outstanding	Available
Federal funds purchased lines (unsecured)	$26,000	$—	$26,000
Federal funds purchased lines (secured)	3,151	—	3,151
Reverse repurchase agreements	5,000	—	5,000
Borrowings from FHLB Atlanta (1)	156,641	—	156,641

Total	$190,792	$—	$190,792

(1)	Currently the Bank has in place pledged collateral in the amount of approximately $43,600,000 against which $0 was drawn and outstanding on December 31, 2017. Additional collateral would be required to be pledged in order for the full $156,641,000 to be available.

At the end of 2017, approximately 41.96%, or $208,002,000 of the loan portfolio would mature or could reprice within a one-year period. At December 31, 2017, non-deposit sources of available funds totaled $190,792,000, which included $156,641,000 available from the FHLBA.

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

The following table (along with Note 18 of the consolidated financial statements) shows the minimum capital requirements and the Bank’s capital position as of December 31, 2017 and 2016.

	Analysis of Capital for Bank of the James (Bank only)
	(dollars in thousands)
	December 31,
	2017	2016
Tier 1 Capital:
Common stock	$3,742	$3,742
Additional paid in capital	22,325	19,325
Retained earnings	31,069	27,582

Total Tier 1 Capital	$57,136	$50,649

Common Equity Tier 1 Capital (CET1)	$57,136	$50,649

Tier 2 Capital:
Allowable portion of allowance for loan losses	$4,752	$5,716
Total Tier 2 Capital	4,752	5,716

Total risk-based capital	$61,888	$56,365

Risk weighted assets	$513,419	$488,607
Average total assets	$626,422	$566,399

			Regulatory Minimums
	December 31,		Capital Adequacy (1)	Well Capitalized
	2017	2016
Capital Ratios
Tier 1 capital to average total assets	9.12%	8.94%	4.000%	5.000%
Common Equity Tier 1 capital	11.13%	10.37%	7.000%	6.500%
Tier 1 risk-based capital ratio	11.13%	10.37%	8.500%	8.000%
Total risk-based capital ratio	12.05%	11.54%	10.500%	10.000%

(1)	Includes capital conservation buffer after full phase-in.

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

During the first quarter of 2017, Financial closed a private placement of unregistered debt securities (the “2017 Offering”) pursuant to which Financial issued $5,000,000 in principal of notes (the “2017 Notes”). The 2012 Notes bore interest at the rate of 4% per year with interest payable quarterly in arrears. The 2017 Notes are scheduled to mature on January 24, 2022, but were subject to prepayment in whole or in part on or after January 24, 2018 at Financial’s sole discretion on 30 days written notice to the holders. The Company contributed $3,000,000 of the proceeds to the Bank as additional paid in capital. The remainder of the proceeds were retained at the parent level to service the debt and pay dividends.

The proceeds from the Common Stock Private Placement, proceeds from the 2017 Offering, existing capital, and funds generated from operations provide Financial with sufficient liquidity and capital with which to operate.

The capital ratios set forth in the above tables state the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $1,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis would be slightly lower than the capital ratios of the Bank because the of the Company’s decision to contribute $3,000,000 in proceeds from the 2017 Offering to the Bank.

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

Stockholders’ Equity

Stockholders’ equity increased by $2,244,000 from $49,421,000 on December 31, 2016 to $51,665,000 on December 31, 2017 because of the net income of $2,922,000 less cash dividends paid and other comprehensive income for the period.

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

Non-accrual loans decreased to $4,309,000 on December 31, 2017 from $3,465,000 on December 31, 2016. While we have been successful in resolving a significant portion of our problem assets that were a result of the economic downturn, our non-accrual loans increased. The increase in non-accrual loans year over year included $1,757,000 of impaired loans related to four customer relationships. These loans were charged down to the estimated net realizable value of their underlying collateral during the fourth quarter of 2017 and as such, management anticipates that little to no additional loan loss provisions are expected to be required for these credits. As set forth in tabular form below, total charge-offs during the fourth quarter were $1,543,000. This included $1,411,000 related to the four relationships noted above.

We also classify other real estate owned (OREO) as a nonperforming asset. OREO is the value of real property acquired by the Bank either at a foreclosure sale of collateral on which the Bank has a lien or by deed in lieu of foreclosure. During the twelve months ended December 31, 2017 the Bank acquired seven additional OREO properties and disposed of six OREO properties. As of December 31, 2017 the Bank is carrying seven OREO properties at a value of $2,650,000, a slight increase from six properties with a value of $2,370,000 as of December 31, 2016. The following table represents the changes in OREO balance in 2017 and 2016.

	OREO Changes
	(Dollars in Thousands)
	Year Ended December 31,
	2017	2016
Balance at the beginning of the year (net)	$2,370	$1,965
Transfers from Loans	815	470
Capitalized costs	40	—
Valuation Adjustment	(60)	(45)
Sales proceeds	(514)	(21)
Gain (loss) on disposition	(1)	1

Balance at the end of the year (net)	$2,650	$2,370

Non-accrual loans plus OREO increased to $6,959,000 on December 31, 2017 from $5,835,000 on December 31, 2016, an increase of 19.26%.

We also classify troubled debt restructurings (TDRs) as both performing and nonperforming assets. We measure impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. TDRs occur when we agree to significantly modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. These concessions typically are made for loss mitigation purposes and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Performing TDRs decreased to $440,000 on December 31, 2017 from $455,000 on December 31, 2016.

The following table sets forth the number of outstanding TDR contracts and the total amount of the Bank’s TDRs as of December 31, 2017 and 2016.

	Troubled Debt Restructurings
	(Dollars in Thousands)
	December 31,
	2017	2016
Number of performing TDR contracts	3	3
Number of nonperforming TDR contracts	—	—

Total number of TDR contracts	3	3

Amount of performing TDR contracts	$440	$455
Amount of nonperforming TDR contracts	—	—

Total amount of TDRs contracts	$440	$455

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

The Bank’s allowance for loan losses decreased 16.86% from $5,716,000 on December 31, 2016 to $4,752,000 on December 31, 2017, primarily due to the change in specific reserves discussed in the following paragraph that were partially offset by an increase in the general reserves.

The Company’s allowance for loan losses to total losses declined from 1.22% at December 31, 2016 to 0.96% at December 31, 2017, primarily as a result of the decline in recorded specific reserves that were reduced through charge-offs (ASC 310). The general reserve component of the allowance for loan losses remained relatively consistent with the prior year end. Management intends to continue to be proactive in quantifying and mitigating the ongoing risk associated with all asset classes. Management has provided for the anticipated losses on its non-accrual loans through specific impairment in the allowance for loan loss.

Despite the decrease in individual loan impairment, our general reserves (ASC 450) increased in the commercial, consumer, and residential segments. The increase was largely driven by increased balances in the commercial and residential asset classes.

No nonaccrual loans were excluded from impaired loans at December 31, 2017 and 2016. If interest on these loans had been accrued, such income cumulatively would have approximated $472,000 and $406,000 at December 31, 2017 and December 31, 2016, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the nonperforming loan totals listed below. The following table sets forth the detail of loans charged-off, recovered, and the changes in the allowance for loan losses as of the dates indicated:

	Allowance for Loan Losses
	(dollars in thousands)
	At December 31,
	2017	2016	2015	2014	2013
Balance, beginning of period	$5,716	$4,683	$4,790	$5,186	$5,535
Loans charged-off:
Commercial	1,652	328	294	165	19
Commercial real estate	91	156	64	187	932
Consumer	246	275	257	79	126
Residential	105	—	—	120	28

Total loans charged off	$2,094	$759	$615	$551	$1,105

Recoveries:
Commercial	$6	$7	$14	$51	$37
Commercial real estate	41	127	122	10	42
Consumer	51	44	54	39	137
Residential	39	2	36	—	—

Total recoveries	$137	$180	$226	$100	$216

Net charge-offs	$1,957	$579	$389	$451	$889
Provision for loan losses	993	1,612	282	55	540

Balance, end of period	$4,752	$5,716	$4,683	$4,790	$5,186

The following table shows the balance and percentage of the Bank’s allowance for loan losses allocated to each major category of loans:

	Allocation of Allowance for Loan Losses
	(dollars in thousands)
	At December 31,
	2017		2016		2015		2014		2013
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$1,264	19.39%	$2,192	18,74%	$1,195	17.64%	$1,235	15.84%	$1,015	16.17%
Commercial – real estate	1,738	50.79%	2,109	50.55%	1,751	49.90%	2,194	51.89%	2,631	49.86%
Consumer	1,172	16.89%	954	18.10%	1,073	18.74%	812	19.13%	935	20.62%
Residential	578	12.93%	461	12.61%	664	13.72%	549	13.14%	605	13.35%

	$4,752	100.00%	$5,716	100.00%	$4,683	100.00%	$4,790	100.00%	$5,186	100.00%

The following table provides information on the Bank’s nonperforming assets as of the dates indicated:

	Nonperforming Assets
	(dollars in thousands)
	At December 31,
	2017	2016	2015	2014	2013
Nonaccrual loans	$4,309	$2,550	$3,406	$3,506	$3,066
Foreclosed property (OREO)	2,650	2,370	1,965	956	1,451
Loans past due 90 days accruing interest	—	—	—	—	—

Total nonperforming assets	$6,959	$4,920	$5,371	$4,462	$4,517

Restructured loans – performing portion (TDR)	$440	$455	$646	$376	$564
Allowance for loan losses to period end loans	0.96%	1.22%	1.08%	1.20%	1.50%
Nonperforming assets to period end loans	1.40%	1.05%	1.23%	1.13%	1.33%
Net charge-offs to average loans	0.40%	0.13%	0.09%	0.12%	0.27%
Allowance for loan losses to non-performing loans	110.28%	224.16%	137.49%	136.62%	169.15%

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

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. As discussed above, the Bank ceased offering sweep accounts to its customers and therefore no longer has short term borrowings in the form repurchase agreements. Short-term borrowings may also include federal funds purchased, which are unsecured overnight borrowings from other financial institutions, which totaled $0 as of December 31, 2017 and December 31, 2016. Unsecured federal funds lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $13,000,000, PNC Bank $6,000,000, Suntrust Bank, $3,000,000, and Zions Bank, $4,000,000. In addition, the Bank maintains a $5,000,000 reverse repurchase agreement with Suntrust whereby securities may be pledged as collateral in exchange for funds for a minimum of 30 days with a maximum of 90 days. The Bank also maintains a secured federal funds line with Community Bankers’ Bank whereby it may pledge securities as collateral with no specified minimum or maximum amount or term. The amount outstanding on the Community Bankers’ Bank secured fed funds line was $0 as of December 31, 2017 and 2016.

Long-term borrowings may be obtained through the Federal Home Loan Bank of Atlanta (“FHLBA”). The Bank’s remaining available credit through the FHLBA is $156,641,000 as of December 31, 2017, the most recent calculation.

The following information is provided for borrowings balances, rates and maturities:

	As of December 31,
	2017	2016
Short Term:
Federal funds purchased
Balance at end of year	$—	$—
Maximum month-end outstanding balance	—	6,255
Average outstanding balance during the year	1	371
Average interest rate during the year	0.00%	1.08%
Average interest rate at end of year	N/A	N/A
Reverse repurchase agreements
Balance at end of year	$—	$—
Maximum month-end outstanding balance	5,000	—
Average outstanding balance during the year	795	—
Average interest rate during the year	1.76%	N/A
Average interest rate at end of year	N/A	N/A

Off-Balance Sheet Arrangements

At December 31, 2017, the Bank had rate lock commitments to originate mortgage loans through its Mortgage Division amounting to approximately $8,329,000 and loans held for sale of $2,626,000. The Bank has entered into corresponding commitments with third party investors to sell each of these loans that close. No other obligation exists. As a result of these contractual relationships with these investors, the Bank is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

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

	Contract Amounts
	(dollars in thousands) at
	December 31,
	2017	2016
Commitments to extend credit	$115,152	$93,247
Standby letters of credit	2,770	3,466

Total	$117,922	$96,713

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

The Bank rents, under non-cancelable leases, three of its banking facilities and one mortgage production office. The Bank has liability in the form of minimum annual rental commitments under these leases as follows:

Year Ending	Amount (in thousands)
2018	$643
2019	430
2020	173
2021	116
2022	82
Thereafter	302

$1,746

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on us, see “Impact of Recent Accounting Pronouncements” in Note 23 to the consolidated financial statements included in Item 8 of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 8.	Financial Statements and Supplementary Data

The following financial statements are filed as a part of this report:

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Balance Sheets, December 31, 2017 and December 31, 2016

Statements of Income, Years Ended December 31, 2017 and December 31, 2016

Statements of Comprehensive Income, Years Ended December 31, 2017 and December 31, 2016

Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2017 and December 31, 2016

Statements of Cash Flows, Years Ended December 31, 2017 and December 31, 2016

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

In order to ensure that Financial’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) in 2013, by the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2017.

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

/s/ Robert R. Chapman III	/s/ J. Todd Scruggs
Chief Executive Officer & President	Secretary-Treasurer (Principal Financial Officer)
March 21, 2018	March 21, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Bank of the James Financial Group, Inc.

Lynchburg, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bank of the James Financial Group, Inc. and its subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United Statements of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company’s auditor since 2006.

Winchester, Virginia

March 21, 2018

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2017	2016
Assets
Cash and due from banks	$20,267	$16,938
Federal funds sold	16,751	11,745

Total cash and cash equivalents	37,018	28,683
Securities held-to-maturity (fair value of $5,619 in 2017 and $3,273 in 2016)	5,713	3,299
Securities available-for-sale, at fair value	55,312	40,776
Restricted stock, at cost	1,505	1,373
Loans, net of allowance for loan losses of $4,752 in 2017 and $5,716 in 2016	491,022	464,353
Loans held for sale	2,626	3,833
Premises and equipment, net	12,055	10,947
Interest receivable	1,713	1,378
Cash value—bank owned life insurance	13,018	12,673
Other real estate owned	2,650	2,370
Income taxes receivable	1,366	1,214
Deferred tax asset, net	1,418	2,374
Other assets	925	922

Total assets	$626,341	$574,195

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing demand	$74,102	$62,135
NOW, money market and savings	307,987	295,948
Time	185,404	165,029

Total deposits	567,493	523,112
Capital notes	5,000	—
Interest payable	111	88
Other liabilities	2,072	1,574

Total liabilities	$574,676	$524,774

Commitments and Contingencies
Stockholders’ equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$—	$—

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	2017	2016
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,378,436 as of December 31, 2017 and 2016	9,370	9,370
Additional paid-in-capital	31,495	31,495
Retained earnings	12,269	10,156
Accumulated other comprehensive (loss)	(1,469)	(1,600)

Total stockholders’ equity	$51,665	$49,421

Total liabilities and stockholders’ equity	$626,341	$574,195

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	For the Year Ended
	December 31,
	2017	2016
Interest Income
Loans	$22,081	$20,481
Securities
US Government and agency obligations	550	479
Mortgage backed securities	299	201
Municipals—taxable	313	199
Municipals—tax exempt	29	41
Dividends	73	67
Other (Corporates)	105	35
Interest bearing deposits	82	31
Federal Funds sold	133	34

Total interest income	23,665	21,568

Interest Expense
Deposits
NOW, money market savings	722	590
Time Deposits	2,071	1,742
Federal Funds purchased	—	4
Reverse repurchase agreements	13	—
Capital notes	187	8

Total interest expense	2,993	2,344

Net interest income	20,672	19,224
Provision for loan losses	993	1,612

Net interest income after provision for loan losses	19,679	17,612

Noninterest income
Gain on sales of loans held for sale	2,434	2,433
Service charges, fees and commissions	1,759	1,444
Increase in cash value of life insurance	345	292
Other	76	132
Gain on sales and calls of securities, net	113	494

Total noninterest income	4,727	4,795

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	2017	2016
Noninterest expenses
Salaries and employee benefits	10,012	9,230
Occupancy	1,493	1,312
Equipment	1,521	1,287
Supplies	520	480
Professional, data processing, and other outside expense	2,795	2,731
Marketing	739	686
Credit expense	467	425
Other real estate expenses	88	68
FDIC insurance expense	375	363
Other	1,036	1,012

Total noninterest expenses	19,046	17,594

Income before income taxes	5,360	4,813
Income tax expense	2,438	1,527

Net Income	$2,922	$3,286

Weighted average shares outstanding—basic	4,378,436	4,378,436

Weighted average shares outstanding—diluted	4,378,521	4,378,442

Earnings per common share—basic	$0.67	$0.75

Earnings per common share—diluted	$0.67	$0.75

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	For the Year Ended December 31,
	2017	2016
Net Income	$2,922	$3,286

Other comprehensive income (loss)
Unrealized gains (losses) on securities available-for-sale	677	(1,044)
Tax effect	(230)	354
Reclassification adjustment for gains included in net income (1)	(113)	(487)
Tax effect (2)	38	166

Other comprehensive income (loss), net of tax	372	(1,011)

Comprehensive income	$3,294	$2,275

(1)	Gains are included in “gain on sales and calls of available-for-sale securities, net” on the consolidated statements of income.
(2)	The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands except per share amounts)

	Total Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance at December 31, 2015	4,378,436	$9,370	$31,495	$7,920	$(589)	$48,196

Net Income	—	—	—	3,286	—	3,286
Dividends paid on common stock ($0.24 per share)	—	—	—	(1,050)	—	(1,050)
Other comprehensive loss	—	—	—	—	(1,011)	(1,011)

Balance at December 31, 2016	4,378,436	$9,370	$31,495	$10,156	$(1,600)	$49,421

Net Income	—	—	—	2,922	—	2,922
Dividends paid on common stock ($0.24 per share)	—	—	—	(1,050)	—	(1,050)
Reclassification of Stranded Tax
Effects from Change in Tax Rate	—	—	—	241	(241)	—
Other comprehensive income	—	—	—	—	372	372

Balance at December 31, 2017	4,378,436	$9,370	$31,495	$12,269	$(1,469)	$51,665

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2017	2016
Cash flows from operating activities
Net Income	$2,922	$3,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	811	767
Net amortization and accretion of premiums and discounts on securities	386	276
(Gain) on sales of available-for-sale securities	(113)	(487)
(Gain) on call of held-to-maturity securities	—	(7)
(Gain) on sales of loans held for sale	(2,434)	(2,433)
Provision for loan losses	993	1,612
Loss (gain) on sale of other real estate owned	1	(1)
Expense (benefit) for deferred income taxes	764	(455)
(Increase) in cash value of life insurance	(345)	(292)
(Increase) in interest receivable	(335)	(130)
(Increase) in other assets	(3)	(167)
(Increase) in income taxes receivable	(152)	(118)
Increase in interest payable	23	27
Increase in other liabilities	498	298
Proceeds from sales of loans held for sale	93,163	85,307
Origination of loans held for sale	(89,522)	(84,743)
Valuation adjustment on other real estate owned	60	45

Net cash provided by operating activities	$6,717	$2,785

Cash flows from investing activities
Purchases of securities held-to-maturity	$(2,437)	$(1,290)
Proceeds from maturities and calls of securities held-to-maturity	—	500
Purchases of securities available-for-sale	(27,395)	(40,464)
Proceeds from maturities, calls and paydowns of securities available-for-sale	3,233	9,744
Proceeds from sale of securities available-for-sale	9,940	24,637
Purchases of bank owned life insurance	—	(2,600)
(Purchase) of Federal Reserve Bank stock	(90)	—
(Purchase) of Federal Home Loan Bank stock	(42)	(60)
Proceeds from sale of other real estate owned	514	21
Improvements to other real estate owned	(40)	—
Origination of loans, net of principal collected	(18,824)	(35,990)
Purchases of loans, net of principal collected	(9,653)	—
Purchases of premises and equipment	(1,919)	(1,707)

Net cash (used in) investing activities	$(46,713)	$(47,209)

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	2017	2016
Cash flows from financing activities
Net increase in deposits	$44,381	$55,502
Dividends paid to common stockholders	(1,050)	(1,050)
Retirement of capital notes	—	(10,000)
Proceeds from sale of 4% capital notes due 1/24/2022	5,000	—

Net cash provided by financing activities	$48,331	$44,452

Increase in cash and cash equivalents	8,335	28
Cash and cash equivalents at beginning of period	$28,683	$28,655

Cash and cash equivalents at end of period	$37,018	$28,683

Non cash transactions
Transfer of loans to other real estate owned	$815	$470
Fair value adjustment for securities	564	(1,531)
Cash transactions
Cash paid for interest	$2,970	$2,317
Cash paid for taxes	1,825	2,100

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 1—Organization

Bank of the James Financial Group, Inc. (“Financial” or the “Company”), a Virginia corporation, was organized in 2003 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Financial is headquartered in Lynchburg, Virginia. Financial conducts its business activities through the branch offices and loan production offices of its wholly owned subsidiary bank, Bank of the James (the “Bank”), the Bank’s wholly-owned subsidiary, BOTJ Insurance, Inc. (“BOTJ-Ins.”), and through the Bank’s two divisions, Bank of the James Mortgage division (“Mortgage Division”) and BOTJ Investment Services division (“Investment Division”). The Mortgage Division originates conforming and non-conforming home mortgages primarily in the Region 2000 area, which includes the counties of Amherst, Appomattox, Bedford and Campbell (which includes the Town of Altavista), the Town of Bedford and the City of Lynchburg, Virginia. Financial exists primarily for the purpose of holding the stock of its subsidiaries, the Bank and such other subsidiaries as it may acquire or establish. Financial also has one wholly-owned non-operating subsidiary.

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

Note 2—Summary of significant accounting policies

Restatement

Certain amounts in the Company’s December 31, 2016 consolidated balance sheet have been restated. The Company has determined that certain interest bearing demand deposits were incorrectly disclosed as non-interest bearing demand deposits in the Company’s December 31, 2016 consolidated financial statements. The correction of this error to our consolidated balance sheet at December 31, 2016 increased the NOW, money market, and savings line item and decreased the non-interest bearing demand line item each by $40.5 million. Additionally, in Note 8 at December 31, 2016, non-interest bearing demand deposits were decreased and interest bearing demand deposits were increased each by the same $40.5 million. Otherwise this error did not impact any other line items within our consolidated financial statements or notes thereto as of and for the year ended December 31,2016 including net income and stockholders’ equity as interest expense was appropriately recorded in 2016 for the interest bearing accounts classified as non-interest bearing accounts in the December 31, 2016 consolidated balance sheet.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 2—Summary of significant accounting policies (continued)

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 2—Summary of significant accounting policies (continued)

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 2—Summary of significant accounting policies (continued)

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 2—Summary of significant accounting policies (continued)

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

Troubled debt restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loans reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. In cases where borrowers are granted new terms that generally (although not required to be considered a TDR) provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Bank had $440 and $455 classified as TDRs as of December 31, 2017 and 2016, respectively.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 2—Summary of significant accounting policies (continued)

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income. At December 31, 2017 and 2016, there were no liabilities recorded for unrecognized tax benefits.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 2—Summary of significant accounting policies (continued)

Stock options

Current accounting guidance requires the costs resulting from all share-based payments to employees be recognized in the financial statements. Stock-based compensation is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value, and recognized over the option’s vesting period. As of December 31, 2017, all compensation expense related to the Company’s option plan had been recognized. The Company’s ability to grant additional option shares under the 1999 Plan has expired.

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

Reclassification

Management has made certain immaterial reclassifications to the prior year financial statements to conform to the 2017 presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

Comprehensive income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains (losses) on available-for-sale securities.

Marketing

The Company expenses advertising costs as incurred. Advertising expenses were $739 and $686 for 2017 and 2016, respectively.

Note 3—Restrictions on cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were approximately $6,733 and $5,562 for the weeks including December 31, 2017 and 2016, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 4—Securities

A summary of the amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$5,713	$8	$(102)	$5,619

Available-for-sale
U.S. Treasuries	$1,956	$—	$(98)	$1,858
U.S. agency obligations	24,881	5	(1,036)	23,850
Mortgage-backed securities	13,662	2	(276)	13,388
Municipals	12,556	16	(298)	12,274
Corporates	4,117	—	(175)	3,942

	$57,172	$23	$(1,883)	$55,312

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$3,299	$65	$(91)	$3,273

Available-for-sale
U.S. Treasuries	$1,952	$—	$(119)	$1,833
U.S. agency obligations	14,332	5	(1,224)	13,113
Mortgage-backed securities	12,358	—	(353)	12,005
Municipals	10,426	55	(534)	9,947
Corporates	4,132	—	(254)	3,878

	$43,200	$60	$(2,484)	$40,776

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 4—Securities (continued)

Temporarily Impaired Securities

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2017 and 2016:

December 31, 2017	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
U.S. agency obligations	$2,367	$70	$1,243	$32	$3,610	$102
Available-for-sale
U.S. Treauries	—	—	1,858	98	1,858	98
U.S. agency obligations	11,465	215	12,379	821	23,844	1,036
Mortgage-backed securities	2,802	26	9,712	250	12,514	276
Municipals	4,823	41	5,644	257	10,467	298
Corporates	—	—	3,942	175	3,942	175

Total temporarily impaired securities	$19,090	$282	$33,535	$1,601	$52,625	$1,883

December 31, 2016	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
U.S. agency obligations	$1,193	$91	$—	$—	$1,193	$91
Available-for-sale
U.S. Treasuries	1,833	119	—	—	1,833	119
U.S. agency obligations	13,109	1,224	—	—	13,109	1,224
Mortgage-backed securities	11,331	353	—	—	11,331	353
Municipals	7,170	534	—	—	7,170	534
Corporates	3,878	254	—	—	3,878	254

Total temporarily impaired securities	$38,514	$2,575	$—	$—	$38,514	$2,575

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 4—Securities (continued)

U.S. Treasuries. The unrealized losses on these two investments in U.S. Treasuries at December 31, 2017 were caused by an increase in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2017. Each of these two investments carries a Moody’s investment grade rating of AA.

U.S. agency obligations. The unrealized losses on the 21 investments in U.S. agency obligations at December 31, 2017 were caused by an increase in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2017. Each of these 21 investments carries an S&P investment grade rating of AA.

Mortgage-backed securities. The unrealized loss on the 11 investments in U.S. government agency mortgage-backed securities at December 31, 2017 was caused by an increase in interest rates. The contractual terms of those investments does not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2017. Each of these 11 investments carries an S&P investment grade rating of AA.

Municipals. The unrealized losses on the 17 investments in municipal obligations at December 31, 2017 were caused by an increase in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2017. Each of these 17 investments carries an S&P investment grade rating of A or above.

Corporates. The unrealized losses on the five investments in domestic corporate issued securities at December 31, 2017 were caused by an increase in interest rates. The contractual terms of those investments does not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2017. Each of these five investments carries an S&P investment grade rating of A or above.

The amortized costs and fair values of securities at December 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 4—Securities (continued)

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Values	Cost	Values
Due in one year or less	$2,002	$2,009	$—	$—
Due after one year through five years	—	—	1,287	1,274
Due after five years through ten years	—	—	25,224	24,387
Due after ten years	3,711	3,610	30,660	29,651

	$5,713	$5,619	$57,171	$55,312

The Bank received $9,940 in proceeds from sales of securities available-for-sale in 2017. Gross realized gains amounted to $113 and gross realized losses amounted to $0. The Bank received $24,637 in proceeds from sales of securities available-for-sale in 2016. Gross realized gains amounted to $487 and gross realized losses amounted to $0.

At December 31, 2017 and 2016, securities with a carrying value of $12,123 and $11,756, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 5—Loans and allowance for loan losses

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 5—Loans and allowance for loan losses (continued)

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 5—Loans and allowance for loan losses (continued)

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 5—Loans and allowance for loan losses (continued)

The Bank grants primarily commercial, real estate, and installment loans to customers throughout its market area, which consists primarily of Region 2000 which includes the counties of Amherst, Appomattox, Bedford and Campbell, the Town of Bedford, and the City of and the City of Lynchburg, Virginia. The real estate portfolio can be affected by the condition of the local real estate market. The commercial and installment loan portfolio can be affected by the local economic conditions.

A summary of loans, net is as follows:

	December 31,
	2017	2016
Commercial	$96,127	$88,085
Commercial real estate	251,807	237,638
Consumer	83,746	85,099
Residential	64,094	59,247

Total loans (1)	495,774	470,069
Less allowance for loan losses	4,752	5,716

Net loans	$491,022	$464,353

(1)	Includes net deferred costs and premiums of $940 and $182, respectively.

The amount of overdrafts reclassified as loans was $36 and $54 as of December 31, 2017 and 2016, respectively.

The Company’s officers, directors and their related interests have various types of loan relationships with the Bank. The total outstanding balances of these related party loans at December 31, 2017 and 2016 were $14,592 and $15,869 respectively. During 2017, new loans and advances amounted to $1,626 and repayments amounted to $2,903.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 5—Loans and allowance for loan losses (continued)

The following tables set forth information regarding impaired and non-accrual loans as of December 31, 2017 and 2016:

Loans on Non-Accrual Status

	As of December 31,
	2017	2016
Commercial	$727	$915
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	1,465	855
Commercial Mortgages-Non-Owner Occupied	468	—
Commercial Construction	—	256
Consumer
Consumer Unsecured	—	—
Consumer Secured	566	80
Residential:
Residential Mortgages	1,025	1,292
Residential Consumer Construction	58	67

Totals	$4,309	$3,465

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 5—Loans and allowance for loan losses (continued)

	Impaired Loans As of and for the Year Ended December 31, 2017
2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$925	$1,505	$—	$812	$54
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,427	2,539	—	2,723	179
Commercial Mortgage Non-Owner Occupied	675	690	—	512	30
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	279	283	—	149	11
Residential
Residential Mortgages	1,580	1,673	—	1,568	63
Residential Consumer Construction	—	—	—	—	—
With an Allowance Recorded:
Commercial	$317	$323	$112	$919	$16
Commercial Real Estate
Commercial Mortgages-Owner Occupied	665	665	93	1,126	39
Commercial Mortgage Non-Owner Occupied	73	73	18	74	5
Commercial Construction	169	695	79	169	—
Consumer
Consumer Unsecured	2	2	2	1	—
Consumer Secured	427	445	255	269	11
Residential
Residential Mortgages	151	178	4	425	3
Residential Consumer Construction	—	—	—	—	—
Totals:
Commercial	$1,242	$1,828	$112	$1,731	$70
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,092	3,204	93	3,849	218
Commercial Mortgage Non-Owner Occupied	748	763	18	586	35
Commercial Construction	169	695	79	169	—
Consumer
Consumer Unsecured	2	2	2	1	—
Consumer Secured	706	728	255	418	22
Residential
Residential Mortgages	1,731	1,851	4	1,993	66
Residential Consumer Construction	—	—	—	—	—

	$7,690	$9,071	$563	$8,747	$411

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 5—Loans and allowance for loan losses (continued)

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 5—Loans and allowance for loan losses (continued)

The following tables set forth the allowance for loan losses activity for the years ended December 31, 2017 and 2016:

	Allowance for Loan Losses and Recorded Investment in Loans As of and for the Year Ended December 31, 2017
2017	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$2,192	$2,109	$954	$461	$5,716
Charge-offs	(1,652)	(91)	(246)	(105)	(2,094)
Recoveries	6	41	51	39	137
Provision	718	(321)	413	183	993

Ending Balance	$1,264	$1,738	$1,172	$578	$4,752

Ending Balance: Individually evaluated for impairment	$112	$190	$257	$4	$563

Ending Balance: Collectively evaluated for impairment	1,152	1,548	915	574	4,189

Totals:	$1,264	$1,738	$1,172	$578	$4,752

Loans:
Ending Balance: Individually evaluated for impairment	$1,242	$4,009	$708	$1,731	$7,690

Ending Balance: Collectively evaluated for impairment	94,885	247,798	83,038	62,363	488,084

Totals:	$96,127	$251,807	$83,746	$64,094	$495,774

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 5—Loans and allowance for loan losses (continued)

	Allowance for Loan Losses and Recorded Investment in Loans As of and for the Year Ended December 31, 2016
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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 5—Loans and allowance for loan losses (continued)

Age Analysis of Past Due Loans as of December 31, 2017

2017	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$320	$—	$250	$570	$95,557	$96,127	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	904	64	177	1,145	92,504	93,649	—
Commercial Mortgages-Non-Owner Occupied	—	361	299	660	138,101	138,761	—
Commercial Construction	—	—	169	169	19,228	19,397	—
Consumer:
Consumer Unsecured	3	—	—	3	6,977	6,980	—
Consumer Secured	245	139	462	846	75,920	76,766	—
Residential:
Residential Mortgages	706	414	532	1,652	51,545	53,197	—
Residential Consumer Construction	—	—	58	58	10,839	10,897	—

Total	$2,178	$978	$1,947	$5,103	$490,671	$495,774	$—

Age Analysis of Past Due Loans as of December 31, 2016

2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$283	$5	$78	$366	$87,719	$88,085	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	1,136	72	855	2,063	88,698	90,761	—
Commercial Mortgages-Non-Owner Occupied	140	—	—	140	134,262	134,402	—
Commercial Construction	—	—	256	256	12,219	12,475	—
Consumer:
Consumer Unsecured	9	—	—	9	8,558	8,567	—
Consumer Secured	531	301	—	832	75,700	76,532	—
Residential:
Residential Mortgages	539	161	1,063	1,763	49,525	51,288	—
Residential Consumer Construction	—	—	67	67	7,892	7,959	—

Total	$2,638	$539	$2,319	$5,496	$464,573	$470,069	$—

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 5—Loans and allowance for loan losses (continued)

	Credit Quality Information—by Class December 31, 2017
2017	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$93,571	$1,217	$4	$1,335	$—	$96,127
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	83,834	2,926	3,734	3,155	—	93,649
Commercial Mortgages-Non-Owner Occupied	135,855	1,898	152	856	—	138,761
Commercial Construction	18,423	—	805	169	—	19,397
Consumer
Consumer Unsecured	6,978	—	—	2	—	6,980
Consumer Secured	75,774	90	—	902	—	76,766
Residential:
Residential Mortgages	50,816	—	241	2,140	—	53,197
Residential Consumer Construction	10,839	—	—	58	—	10,897

Totals	$476,090	$6,131	$4,936	$8,617	$—	$495,774

	Credit Quality Information—by Class December 31, 2016
2016	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$83,912	$1,473	$301	$1,484	$915	$88,085
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	83,008	2,975	101	4,677	—	90,761
Commercial Mortgages-Non-Owner Occupied	129,794	3,525	525	558	—	134,402
Commercial Construction	11,774	—	445	256	—	12,475
Consumer
Consumer Unsecured	8,567	—	—	—	—	8,567
Consumer Secured	76,215	—	—	317	—	76,532
Residential:
Residential Mortgages	48,366	—	245	2,677	—	51,288
Residential Consumer Construction	7,892	—	—	67	—	7,959

Totals	$449,528	$7,973	$1,617	$10,036	$915	$470,069

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 5—Loans and allowance for loan losses (continued)

Troubled Debt Restructurings (TDRs)

There were no loan modifications that would have been classified as Troubled Debt Restructurings (TDR) during the twelve months ended December 31, 2017 or 2016.

Loans that were previously classified as TDRS and currently on the Bank’s balance sheet are factored into the determination of the allowance for loan losses as of the period indicated and are included in the Bank’s impaired loan analysis and individually evaluated for impairment.

At December 31, 2017 and December 31, 2016, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

There were no loan modifications classified as TDRs within the last twelve months that defaulted (90 days past due) during the twelve months ended December 31, 2017 and 2016.

Note 6—Other real estate owned

At December 31, 2017 and 2016, OREO was $2,650 and $2,370 respectively. OREO is primarily comprised of residential properties and non-residential properties associated with commercial relationships. As of December 31, 2017 and 2016 respectively, there was $0 and $264 of consumer mortgage loans secured by residential real estate that were in the process of foreclosure. The following table represents the changes in OREO balance in 2017 and 2016.

OREO Changes

	Year Ended December 31,
	2017	2016
Balance at the beginning of the year	$2,370	$1,965
Transfers from Loans	815	470
Capitalized costs	40	—
Valuation adjustments	(60)	(45)
Sales	(514)	(21)
Gain (loss) on sales	(1)	1

Balance at the end of the year	$2,650	$2,370

There were three residential properties being carried in OREO at a value of $520 as of December 31, 2017. There was one residential property being carried in OREO at a value of $65 as of December 31, 2016.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 6—Other real estate owned (continued)

The following table sets forth the OREO expenses in 2017 and 2016.

OREO Expense

	Year Ended December 31,
	2017	2016
(Gain) loss on sales	$1	$(1)
Valuation adjustments	60	45
Expenses	27	24

Total	$88	$68

Note 7—Premises and equipment

Premises and equipment at December 31, 2017 and 2016 are summarized as follows:

	December 31,
	2017	2016
Land	$3,302	$3,302
Building and improvements	6,921	5,864
Property for future expansion	814	2,098
Furniture and equipment	7,476	6,328
Leasehold improvements	2,473	1,611
Software	2,337	2,205

	23,323	21,408
Less accumulated depreciation	11,268	10,461

Net premises and equipment	$12,055	$10,947

Total depreciation and amortization expense related to premises and equipment for the years ended December 31, 2017 and 2016 was $811 and $767, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 8—Deposits

A summary of deposit accounts is as follows:

	December 31,
	2017	2016
Demand
Noninterest bearing	$74,102	$62,135
Interest bearing	205,131	187,870
Savings	102,856	108,078
Time, $250,000 or more (1)	42,507	38,865
Other time	142,897	126,164

	$567,493	$523,112

(1)	Includes brokered certificates of deposit of $20,064 as of December 31, 2017 and $22,044 as of December 31, 2016.

At December 31, 2017, maturities of time deposits are scheduled as follows:

Year Ending December 31,	Amount
2018	$98,050
2019	39,486
2020	25,057
2021	10,232
2022	12,579

$185,404

The Bank held deposits from the Company’s officers, directors and their related interests of $8,404 and $10,167 at December 31, 2017 and 2016, respectively.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 9—Business Segments (continued)

Both of the Company’s reportable segments are service based. The mortgage business is a fee-based business while the Bank’s primary source of revenue is net interest income. The Bank also provides a referral network for the mortgage origination business. The mortgage business may also be in a position to refer its customers to the Bank for banking services when appropriate.

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for years ended December 31, 2017 and 2016 was as follows:

Business Segments

	Community Banking	Mortgage	Total
For the year ended December 31, 2017
Net interest income	$20,672	$—	$20,672
Provision for loan losses	993	—	993

Net interest income after provision for loan losses	19,679	—	19,679
Noninterest income	2,293	2,434	4,727
Noninterest expenses	17,127	1,919	19,046

Income before income taxes	4,845	515	5,360
Income tax expense	2,263	175	2,438

Net income	$2,582	$340	$2,922

Total assets	$623,547	$2,794	$626,341

For the year ended December 31, 2016
Net interest income	$19,224	$—	$19,224
Provision for loan losses	1,612	—	1,612

Net interest income after provision for loan losses	17,612	—	17,612
Noninterest income	2,338	2,457	4,795
Noninterest expenses	15,695	1,899	17,594

Income before income taxes	4,255	558	4,813
Income tax expense	1,337	190	1,527

Net income	$2,918	$368	$3,286

Total assets	$570,181	$4,014	$574,195

Note 10—Capital notes

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 11—Other borrowings

Other borrowings consisted of the following at December 31, 2017 and 2016:

	As of December 31,
Short Term:	2017	2016
Federal funds purchased
Balance at end of year	$—	$—
Maximum month-end outstanding balance	—	6,265
Average outstanding balance during the year	1	371
Average interest rate during the year	0.00%	1.08%
Average interest rate at end of year	N/A	N/A
Reverse repurchase agreements
Balance at end of year	$—	$—
Maximum month-end outstanding balance	5,000	—
Average outstanding balance during the year	795	—
Average interest rate during the year	1.76%	N/A
Average interest rate at end of year	N/A	N/A

Short-term borrowings may consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings may also include Federal funds purchased, which are unsecured overnight borrowings from other financial institutions.

Unsecured federal fund lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $13,000, Zions Bank, $4,000, PNC Bank, $6,000 and Suntrust Bank, $3,000. In addition, the Bank maintains a $5,000 reverse repurchase agreement with Suntrust whereby securities may be pledged as collateral in exchange for funds for a minimum of 30 days with a maximum of 90 days. The Bank also maintains a secured federal funds line with Community Bankers’ Bank whereby it may pledge securities as collateral with no specified minimum or maximum amount or term. The current amount available on the secured line based on the securities currently pledged is $3,151.

The Bank is also a member of the Federal Home Loan Bank of Atlanta (“FHLBA”). The Bank’s available credit through the FHLBA was $156,641 as of December 31, 2017, the most recent calculation. The Bank must pledge collateral in order to access the FHLBA available credit. Currently the Bank has pledged to the FHLBA approximately $43,600 in 1-4 family residential mortgages which, after adjustments for the loan-to-value requirements by the FHLBA, would allow the Bank to access up to $29,132 in credit without pledging any additional collateral.

As of December 31, 2017, and 2016 there are no outstanding balances on any of the credit facilities mentioned above.

Note 12—Income taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2014.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 12—Income taxes (continued)

Income tax expense attributable to income before income tax expense is summarized as follows:

	December 31,
	2017	2016
Current federal income tax expense	$1,674	$1,983
Deferred federal income tax (benefit) expense	764	(456)

Income tax expense	$2,438	$1,527

Income tax expense differed from amounts computed by applying the U.S. Federal income tax rate of 34% to income before income tax expense as a result of the following:

	2017	2016
Computed “expected” income tax expense	$1,822	$1,636
Increase (reduction) in income tax resulting from:
Non-taxable income	(127)	(113)
Non-deductible expenses	18	16
Other	(146)	(12)
Change in net deferred tax asset/liability due to rate change	871	—

Income tax expense	$2,438	$1,527

The results for the year ended December 31, 2017 include the effect of the Tax Cuts and Jobs Act (the Act), which was signed into law on December 22, 2017. Among other things, the Act permanently lowers the federal corporate income tax rate to 21% from the maximum rate prior to the passage of the Act of 35%, effective January 1, 2018. As a result of the reduction of the federal corporate income tax rate, U.S. GAAP requires companies to re-measure their deferred tax assets and deferred tax liabilities, including those accounted for in accumulated other comprehensive income, as of the date of the Act’s enactment and record the corresponding effects in income tax expense in the further quarter of 2017. As a result of the permanent reduction in the corporate income tax rate, the Company recognized a $871,000 reduction in the value of its net deferred tax asset and recorded a corresponding incremental income tax expense of $871,000 in the Company’s consolidated results of operations for the fourth quarter of 2017. The Company’s evaluation of the effect of the Act is subject to refinement for up to one year after enactment.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 12—Income taxes (continued)

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

	2017	2016
Deferred tax assets
Allowance for loan losses	$790	$1,353
Unrealized loss on available-for-sale securities	391	824
OREO	100	141
Non-accrual interest	263	403
Deferred Compensation	70	78
Other	10	—

Gross deferred tax assets	1,624	2,799

Deferred tax liabilities
Depreciation	130	130
Other	76	295

Gross deferred tax liabilities	206	425

Net deferred tax asset	$1,418	$2,374

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 13—Earnings per common share (EPS)

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

The basic and diluted earnings per share calculations are as follows:

	2017	2016
Numerator:
Net income available to stockholders	$2,922	$3,286

Basic EPS weighted average shares outstanding	4,378,436	4,378,436
Effect of dilutive securities:
Incremental shares attributable to stock options	85	6

Diluted EPS weighted-average shares outstanding	4,378,521	4,378,442

Basic earnings per common share	$0.67	$0.75

Diluted earnings per common share	$0.67	$0.75

No option shares were excluded from the 2017 and 2016 earnings per share calculations because they are anti-dilutive.

Note 14—Retirement plans

Defined contribution benefit plan. The Company adopted a 401(k) defined contribution plan on October 1, 2000, which is administered by the Virginia Bankers’ Association. Participants have the right to contribute up to a maximum of 19% of pretax annual compensation or the maximum allowed under Section 401(g) of the Internal Revenue Code, whichever is less. The Company contributed $270 and $253 to the plan on behalf of the employees for the years ended December 31, 2017 and 2016, respectively.

Supplemental Executive Retirement Plan. A Supplemental Executive Retirement Plan (SERP) was established to provide participating executives (as determined by the Company’s Board of Directors) with benefits that cannot be provided under the 401(k) as a result of limitations imposed by the Internal Revenue Code. The SERP will also provide benefits to eligible employees or their survivors, as applicable, if they die, retire, or are terminated under certain circumstances. SERP expense totaled $331 and $230 for the years ended December 31, 2017 and 2016, respectively.

The Company funds the plan through a modified endowment contract. Income recorded for the plan represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of December 31, 2017 and 2016, the life insurance policies had cash surrender values of approximately $13,018 and $12,673, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 15—Stock option plan

On October 21, 1999, the Board of Directors adopted the “1999 Stock Option Plan” for officers and employees.    The ability to grant shares under the 1999 Stock Option Plan expired on October 21, 2009. The plan expired with 25,832 shares not granted.

Stock option plan activity for the year ended December 31, 2017 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Options outstanding, January 1, 2017	636	$12.79
Granted	—	—
Exercised	—	—
Forfeited	—	—

Options outstanding, December 31, 2017	636	12.79	0.42	$1

Options exercisable, December 31, 2017	636	$12.79	0.42	$1

No options were exercised in 2017 and 2016.

The following is summarized information concerning currently outstanding and exercisable options as adjusted for all stock dividends previously declared and paid:

Options Outstanding and Exercisable
Exercise Price ($)	Number of Options	Remaining Contractual Life	Weighted Average Exercise Price ($)
12.79	636	0.42 years	12.79

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 16—Dividend Reinvestment Plan

The Company has in effect a Dividend Reinvestment Plan (DRIP) which provides an automatic conversion of dividends into common stock for enrolled shareholders. The Company may issue common shares to the DRIP or purchase common shares on the open market. Common shares are purchased on the open market at a price that based on the weighted average price of all shares purchased by the broker-dealer on the open market from each aggregate order placed by the Plan Administrator.

The DRIP was not in effect in 2016. In 2017, all shares purchased through the DRIP were purchased on the open market and consequently the Company issued no common shares to the DRIP during the year ended December 31, 2017.

Note 17—Stockholders’ equity

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

Note 18—Regulatory matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2017 that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual regulatory capital amounts and ratios for December 31, 2017 and 2016 are also presented in the table below.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 18—Regulatory matters (continued)

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

As of December 31, 2017, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 18—Regulatory matters (continued)

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, CET1, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The capital ratios for the Bank for 2017 and 2016 are set forth in the following table:

	December 31, 2017
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Total capital
(to risk-weighted assets)	$61,888	12.05%	$53,909	>10.500%	$51,342	> 10.00%
Tier I capital
(to risk-weighted assets)	$57,136	11.13%	$43,641	>8.50%	$41,074	> 8.00%
Common Equity Tier 1 capital
(to risk-weighted assets)	$57,136	11.13%	$35,939	>7.00%	$33,372	>6.50%
Tier I capital (leverage)
(to average assets)	$57,136	9.12%	$25,057	> 4.00%	$31,321	> 5.00%

(1)	Includes capital conservation buffer after full phase-in where applicable.

	December 31, 2016
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Total capital
(to risk-weighted assets)	$56,365	11.54%	$51,304	>10.500%	$48,861	> 10.00%
Tier I capital
(to risk-weighted assets)	$50,649	10.37%	$41,532	>8.50%	$39,089	> 8.00%
Common Equity Tier 1 capital
(to risk-weighted assets)	$50,649	10.37%	$34,202	>7.00%	$31,759	>6.50%
Tier I capital (leverage)
(to average assets)	$50,649	8.94%	$22,656	> 4.00%	$28,320	> 5.00%

(1)	Includes capital conservation buffer after full phase-in where applicable.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 18—Regulatory matters (continued)

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

Note 19—Contingent liabilities

The Bank rents, under non-cancelable leases, six of its banking facilities and one commercial loan production office. The original lease for 615 Church Street expired on July 31, 2009. On August 1, 2009, the Bank elected to enter into a new 10 year lease for this property. The Bank has 1.5 years remaining on this lease.

The Bank entered into a lease agreement for 828 Main Street with Jamesview Investments, LLC, a related party which is wholly-owned by William C. Bryant III, a member of the Board of Directors of both Financial and the Bank. The initial term of the lease was 10 years with two five year renewal options for a total of 20 years. The Bank has 6.5 years remaining on this lease including option periods. The total expense to be incurred by the Bank over the remaining course of the lease, including options to extend, is estimated to be $1,543.

In December 2005, the Bank entered into a lease agreement for 4935 Boonsboro Road. The initial term of the lease was five years with two five-year renewal options for a total of 15 years. The Bank has 3 years remaining on this lease and no remaining option periods.

In September 2013, the Bank entered into a lease agreement for 1430 Rolkin Court in Charlottesville, VA. Lease payments did not begin on the property until the upfit was completed on January 1, 2014. The initial term of the lease was five years with one five-year renewal option for a total of 10 years. The Bank has 6 years remaining on this lease including the one option period.

In July 2015, the Bank entered into a lease agreement for 225 Merchant Walk Avenue, Charlottesville, VA. Lease payments did not begin on the property until the upfit was completed in November 2016. The initial term of the lease was 10 years with two five-year renewal options for a total of 20 years. The Bank has 19 years remaining on this lease including the two option periods.

In November 2016, the Bank entered into a lease agreement for 3564 Electric Road, Roanoke, VA. Lease payments did not begin on the property until February 1, 2017. The initial term of the lease was five years with two five year renewal options for a total of 15 years. The Bank has 14 years remaining on this lease including the two option periods.

Rental expenses under operating leases were $692 and $569 for the years ended December 31, 2017 and 2016, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 19—Contingent liabilities (continued)

The current minimum annual rental commitments under the non-cancelable leases in effect at December 31, 2017 are as follows:

Year Ending	Amount
2018	$643
2019	430
2020	173
2021	116
2022	82
Thereafter	302

$1,746

Note 20—Financial instruments with off-balance-sheet risk

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

At December 31, 2017, the Bank had rate lock commitments to originate mortgage loans through its Mortgage Division amounting to approximately $8,329 and loans held for sale of $2,626. The Bank has entered into corresponding commitments with third party investors to sell each of these loans that close. No other obligation exists. As a result of these contractual relationships with these investors, the Bank is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 20—Financial instruments with off-balance-sheet risk (continued)

Financial instruments whose contract amounts represent credit risk are as follows:

	Contract Amounts at
	December 31,
	2017	2016
Commitments to extend credit	$115,152	$93,247

Standby letters of credit	$2,770	$3,466

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

Note 21—Concentration of credit risk

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

The Bank maintains a significant portion of its cash balances with one financial institution. Uninsured cash balances as of December 31, 2017 were approximately $3,081 which consisted of the total balances in one account at the Federal Home Loan Bank of Atlanta (FHLBA) and the balances (net of $250 FDIC coverage) held in one account at Community Bankers’ Bank, one account at Suntrust, and one account at Zions Bank. Uninsured cash balances as of December 31, 2016 were approximately $3,670 which consisted of the total balances in the same accounts referenced for 2017 above.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 22—Fair value measurements

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 22—Fair value measurements (continued)

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

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period.

		Fair Value at December 31, 2017
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasuries	$1,858	$		$1,858	$
U.S. agency obligations	23,850		—	23,850		—
Mortgage-backed securities	13,388		—	13,388		—
Municipals	12,274		—	12,274		—
Corporates	3,942		—	3,942		—

Total available-for-sale securities	$55,312		$—	$55,312		$—

		Fair Value at December 31, 2016
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasuries	$1,833	$		$1,833
U.S. agency obligations	13,113		—	13,113	$—
Mortgage-backed securities	12,005		—	12,005	—
Municipals	9,947		—	9,947	—
Corporates	3,878		—	3,878	—

Total available-for-sale securities	$40,776		$—	$40,776	$—

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 22—Fair value measurements (continued)

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 22—Fair value measurements (continued)

Any fair value adjustments are recorded in the period incurred and expensed against current earnings. The carrying values of all OREO are considered to be Level 3.

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period.

		Fair Value at December 31, 2017
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$2,523	$—	$—	$2,523
Loans held for sale	$2,626	$—	$2,626	$—
Other real estate	$2,650	$—	$—	$2,650

*	Includes loans charged down to the net realizable value of the collateral.

		Fair Value at December 31, 2016
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$2,830	$—	$—	$2,830
Loans held for sale	$3,833	$—	$3,833	$—
Other real estate	$2,370	$—	$—	$2,370

*	Includes loans charged down to the net realizable value of the collateral.

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 22—Fair value measurements (continued)

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2017 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$2,523	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)
OREO	$2,650	Discounted appraised value	Selling cost	0% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2016 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$2,830	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)
OREO	$2,370	Discounted appraised value	Selling cost	5% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 22—Fair value measurements (continued)

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 22—Fair value measurements (continued)

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

Off-balance sheet credit-related instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Fair value of off-balance sheet credit-related instruments were deemed to be immaterial at December 31, 2017 and 2016 and therefore are not included in the table below.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 22—Fair value measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments are as follows:

		Fair Value Measurements at December 31, 2017 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$20,267	$20,267	$—	$—	$20,267
Fed funds sold	16,751	16,751	—	—	16,751
Securities
Available-for-sale	55,312	—	55,312	—	55,312
Held-to-maturity	5,713	—	5,619	—	5,619
Restricted stock	1,505	—	1,505	—	1,505
Loans, net	491,022	—	—	492,397	492,397
Loans held for sale	2,626	—	2,626	—	2,626
Interest receivable	1,713	—	1,713	—	1,713
BOLI	13,018	—	13,018	—	13,018
Liabilities
Deposits	$567,493	$—	$568,224	$—	$568,224
Capital notes	5,000	—	5,310	—	5,310
Interest payable	111	—	111	—	111

		Fair Value Measurements at December 31, 2016 using
	Carrying Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash and due from banks	$16,938	$16,938	$—	$—	$16,938
Fed funds sold	11,745	11,745			11,745
Securities
Available-for-sale	40,776	—	40,776	—	40,776
Held-to-maturity	3,299	—	3,273	—	3,273
Restricted stock	1,373	—	1,373	—	1,373
Loans, net	464,353	—	—	468,393	468,393
Loans held for sale	3,833	—	3,833	—	3,833
Interest receivable	1,378	—	1,378	—	1,378
BOLI	12,673	—	12,673	—	12,673
Liabilities
Deposits	$523,112	$—	$524,222	$—	$524,222
Interest payable	88	—	88	—	88

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 22—Fair value measurements (continued)

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

Note 23—Impact of recently issued accounting standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU revised guidance for the recognition, measurement, and disclosure of revenue from contracts with customers. The original guidance has been amended through subsequent accounting standard updates that resulted in technical corrections, improvements, and a one-year deferral of the effective date to January 1, 2018. The guidance, as amended, is applicable to all entities and, once effective, will replace significant portions of existing industry and transaction-specific revenue recognition rules with a more principles-based recognition model. Most revenue associated with financial instruments, including interest income, loan origination fees, and credit card fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives, and sales of financial instruments are similarly excluded from the scope. Entities can elect to adopt the guidance either on a full or modified retrospective basis. Full retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the earliest comparative period presented. Modified retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance. The Company plans to adopt this guidance on the effective date, January 1, 2018 via the modified retrospective approach. The Company has completed its assessment of the adoption of this ASU, noting the standard will result in expanded disclosures related to non-interest income and enhance the qualitative disclosures on the revenues within the scope of the new guidance. The

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 23—Impact of recently issued accounting standards (continued)

Company has concluded the adoption of ASU 2014-09 will not have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: 1) Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 3) Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). 4) Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-01 to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements. The Company has gathered and is in the process of analyzing lease data to determine the impact that ASU2016-02 will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. This guidance may result in material changes to the Company’s accounting for credit losses on financial instruments. The Company has been in discussions with its core processor to coordinate its plans for implementation.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 23—Impact of recently issued accounting standards (continued)

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The ASU provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are U.S. Securities and Exchange Commission (SEC) filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The amendments in this ASU require an employer that offers defined benefit pension plans, other postretirement benefit plans, or

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 23—Impact of recently issued accounting standards (continued)

other types of benefits accounted for under Topic 715 to report the service cost component of net periodic benefit cost in the same line item(s) as other compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component. If the other components of net periodic benefit cost are not presented on a separate line or lines, the line item(s) used in the income statement must be disclosed. In addition, only the service cost component will be eligible for capitalization as part of an asset, when applicable. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The Company does not expect the adoption of ASU 2017-07 to have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company is currently assessing the impact that ASU 2017-08 will have on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The Company is currently assessing the impact that ASU 2017-09 will have on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes. Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company does not expect the adoption of ASU 2017-12 to have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 23—Impact of recently issued accounting standards (continued)

amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company has elected to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act in the consolidated financial statements for the period ending December 31, 2017. The amount of this reclassification in 2017 was $241.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 24—Condensed financial statements of parent company

Financial information pertaining only to Bank of the James Financial Group, Inc. is as follows:

Balance Sheet

	December 31,
	2017	2016
Assets
Cash	$859	$281
Taxes receivable	120	73
Investment in subsidiaries	55,668	49,049
Other assets	18	18

Total assets	$56,665	$49,421

Liabilities and stockholders’ equity
Capital notes	$5,000	$—

Total Liabilities	$5,000	$—

Common stock $2.14 par value	$9,370	$9,370
Additional paid-in-capital	31,495	31,495
Retained earnings	12,269	10,156
Accumulated other comprehensive (loss)	(1,469)	(1,600)

Total stockholders’ equity	$51,665	$49,421

Total liabilities and stockholders’ equity	$56,665	$49,421

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 24—Condensed financial statements of parent company (continued)

Statements of Income

	Years Ended December 31,
	2017	2016
Income
Dividends from subsidiary	$—	$600
Operating expenses
Interest on capital notes	187	8
Legal and professional fees	174	145
Other expense	131	126

Total expenses	492	279

Income tax (benefit)	(167)	(94)

(Loss) income before equity in undistributed income of subsidiaries	(325)	415

Equity in undistributed income of subsidiaries	3,247	2,871

Net income	$2,922	$3,286

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(dollars in thousands, except per share data)

Note 24—Condensed financial statements of parent company (continued)

Statements of Cash Flows

	Years Ended December 31,
	2017	2016
Cash flows from operating activities
Net income	$2,922	$3,286
Adjustments to reconcile net income to net cash used in operating activities
(Increase) decrease in income taxes receivable	(47)	259
Decrease in other assets	—	10
(Decrease) in other liabilities	—	(248)
Equity in undistributed net (income) of subsidiaries	(3,247)	(2,871)

Net cash (used in) provided by operating activities	$(372)	$436

Cash flows from investing activities
Capital contribution to subsidiary Bank of the James	$(3,000)	$—

Net cash (used in) provided by investing activities	$(3,000)	$—

Cash flows from financing activities
Dividends paid to common stockholders	$(1,050)	$(1,050)
Retirement of capital notes	—	(10,000)
Proceeds from sale of 4% capital notes due 1/24/2022	5,000	—

Net cash provided by (used in) by financing activities	$3,950	$(11,050)

Increase (decrease) in cash and cash equivalents	$578	$(10,614)
Cash and cash equivalents at beginning of period	281	10,895

Cash and cash equivalents at end of period	$859	$281

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2017. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2017, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.	Controls and Procedures

Financial’s management, including Financial’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2017. Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Financial’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that Financial files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management’s annual report on internal control over financial reporting is incorporated herein by reference to Financial’s audited Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

There have been no significant changes during the quarter ended December 31, 2017, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Part of the response to this Item will be included in the information set forth under the headings “Nominees and Continuing Directors,” “Corporate Governance and the Board of Directors Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Financial’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders, which Proxy Statement will be filed with the SEC within 120 days of the end of the Financial’s 2017 fiscal year (the “2018 Proxy Statement”), and such information is hereby incorporated by reference

Financial has adopted a code of ethics that applies to Financial’s directors, executive officers (including the principal financial officer, principal accounting officer or controller, or persons performing similar functions), and senior officers. The code of ethics has been posted under the “Investor Relations” section on Financial’s website: www.bankofthejames.com.

Item 11.	Executive Compensation

The response to this Item will be included in the information set forth under the headings “Compensation of Directors and Executive Officers,” “Compensation of Directors and Executive Officers — Outstanding Equity Awards at Fiscal Year End,” “Corporate Governance and the Board of Directors Matters,” and “Committees of the Board of Directors of Financial” in the 2018 Proxy Statement and such information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item 12 is included under “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 of this annual report on Form 10-K. The information required by this Item will be included in the information set forth under the heading “Corporate Governance and the Board of Directors Matters – Independence of Directors” and “Security Ownership of Management” in the 2018 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this Item will be included in the information set forth under the heading “Transactions with Related Parties” in the 2018 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The response to this Item will be included in the information set forth under the heading “Independent Registered Public Accounting Firm” in the 2018 Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements. Listed and included in Part II, Item 8.

(2)	Financial Statement Schedules. Not applicable.

(3)	Exhibits. The following exhibits are filed as a part of this Form 10-K:

No.	Description

2.1	Agreement and Plan of Share Exchange dated October 9, 2003 between Bank of the James Financial Group, Inc. and Bank of the James, dated as of October 9, 2003 (incorporated by reference to Exhibit 2.1 to Form 8-K12g-3 filed on January 13, 2004)

3.1	Amended and Restated Articles of Incorporation of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3(i) to Form 8-K filed on August 12, 2009)

3.2	Bylaws of Bank of the James (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 24, 2012)

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-KSB filed on March 26, 2004)

10.1	Amended and Restated Stock Option Plan (incorporated by reference to Form S-8 filed on August 14, 2004)

10.2	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003 (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on March 26, 2004)

10.3	Form of Securities Purchase Agreement, made as of November 23, 2015, between Bank of the James Financial Group, Inc. and each institutional investor purchasing common shares of Bank of the James Financial Group, Inc. in the private placement that closed on December 3, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 24, 2015)

10.4	Salary Continuation Agreement dated as of August 6, 2009 by and between the Bank and Robert R. Chapman III (incorporated by reference to Exhibit 10.7 to Form 8-K filed on August 12, 2009)

10.5	Salary Continuation Agreement dated as of August 6, 2009 by and between the Bank and J. Todd Scruggs (incorporated by reference to Exhibit 10.8 to Form 8-K filed on August 12, 2009)

10.6	Salary Continuation Agreement dated as of August 6, 2009 by and between the Bank and Harry P. Umberger (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 12, 2009)

10.7	First Amended Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and Robert R. Chapman III (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2016)

10.8	First Amended Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and J. Todd Scruggs (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 21, 2016)

10.9	First Amended Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and Harry P. Umberger (incorporated by reference to Exhibit 10.3 to Form 8-K filed on October 21, 2016)

10.10	2016 Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and Harry P. Umberger (incorporated by reference to Exhibit 10.4 to Form 8-K filed on October 21, 2016)

10.11	Dividend Reinvestment Plan (Incorporated by reference to Registration Statement on Form S-3, filed with the SEC on August 21, 2017)

21.1	List of subsidiaries (filed herewith)

23.1	Yount, Hyde and Barbour, PC, consent related to Form S-3 (Incorporated by reference to Registration Statement on Form S-3, filed with the SEC on August 21, 2017)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)

101	Pursuant to Rule 405 of Regulation S-T, the following materials from Bank of the James Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) Consolidated Statements of Income For the Years ended December 31, 2017 and 2016; (iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2017 and 2016 (iv) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income For the Years ended December 31, 2017 and 2016; (v) Notes to Consolidated Financial Statements.

Item 16.	Form 10–K Summary - Not required

EXHIBIT INDEX

No.	Description

2.1	Agreement and Plan of Share Exchange dated October 9, 2003 between Bank of the James Financial Group, Inc. and Bank of the James, dated as of October 9, 2003 (incorporated by reference to Exhibit 2.1 to Form 8-K12g-3 filed on January 13, 2004)

3.1	Amended and Restated Articles of Incorporation of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3(i) to Form 8-K filed on August 12, 2009)

3.2	Bylaws of Bank of the James (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 24, 2012)

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-KSB filed on March 26, 2004)

10.1	Amended and Restated Stock Option Plan (incorporated by reference to Form S-8 filed on August 14, 2004)

10.2	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003 (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on March 26, 2004)

10.3	Form of Securities Purchase Agreement, made as of November 23, 2015, between Bank of the James Financial Group, Inc. and each institutional investor purchasing common shares of Bank of the James Financial Group, Inc. in the private placement that closed on December 3, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 24, 2015)

10.4	Salary Continuation Agreement dated as of August 6, 2009 by and between the Bank and Robert R. Chapman III (incorporated by reference to Exhibit 10.7 to Form 8-K filed on August 12, 2009)

10.5	Salary Continuation Agreement dated as of August 6, 2009 by and between the Bank and J. Todd Scruggs (incorporated by reference to Exhibit 10.8 to Form 8-K filed on August 12, 2009)

10.6	Salary Continuation Agreement dated as of August 6, 2009 by and between the Bank and Harry P. Umberger (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 12, 2009)

10.7	First Amended Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and Robert R. Chapman III (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2016)

10.8	First Amended Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and J. Todd Scruggs (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 21, 2016)

10.9	First Amended Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and Harry P. Umberger (incorporated by reference to Exhibit 10.3 to Form 8-K filed on October 21, 2016)

10.10	2016 Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and Harry P. Umberger (incorporated by reference to Exhibit 10.4 to Form 8-K filed on October 21, 2016)

10.11	Dividend Reinvestment Plan (Incorporated by reference to Registration Statement on Form S-3, filed with the SEC on August 21, 2017)

21.1	List of subsidiaries (filed herewith)

23.1	Yount, Hyde and Barbour, PC, consent related to Form S-3 (Incorporated by reference to Registration Statement on Form S-3, filed with the SEC on August 21, 2017)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)

101	Pursuant to Rule 405 of Regulation S-T, the following materials from Bank of the James Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) Consolidated Statements of Income For the Years ended December 31, 2017 and 2016; (iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2017 and 2016 (iv) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income For the Years ended December 31, 2017 and 2016; (v) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 21, 2018.

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