Form 10-Q
period 2018-03-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2018-05-10
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,378,436 shares of Common Stock, par value $2.14 per share, were outstanding at May 8, 2018.

PART I – FINANCIAL INFORMATION

        Item 1.    Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2018 unaudited)

	March 31,	December 31,
	2018	2017
Assets

Cash and due from banks	$21,769	$20,267
Federal funds sold	33,519	16,751

Total cash and cash equivalents	55,288	37,018

Securities held-to-maturity (fair value of $3,478 in 2018 and $5,619 in 2017)	3,708	5,713

Securities available-for-sale, at fair value	54,633	55,312
Restricted stock, at cost	1,887	1,505

Loans, net of allowance for loan losses of $4,671 in 2018 and 4,752 in 2017	501,877	491,022
Loans held for sale	3,448	2,626
Premises and equipment, net	12,109	12,055
Interest receivable	1,827	1,713
Cash value - bank owned life insurance	13,103	13,018
Other real estate owned	2,096	2,650
Income taxes receivable	1,012	1,366
Deferred tax asset, net	1,644	1,418
Other assets	1,003	925

Total assets	$653,635	$626,341

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$83,964	$74,102
NOW, money market and savings	318,523	307,987
Time	182,029	185,404

Total deposits	584,516	567,493

FHLB borrowings	10,000	—
Capital notes	5,000	5,000
Interest payable	108	111
Other liabilities	2,336	2,072

Total liabilities	$601,960	$574,676

Commitments and Contingencies
Stockholders’ equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,378,436 as of March 31, 2018 and December 31, 2017	9,370	9,370
Additional paid-in-capital	31,495	31,495
Retained earnings	13,129	12,269
Accumulated other comprehensive (loss)	(2,319)	(1,469)

Total stockholders’ equity	$51,675	$51,665

Total liabilities and stockholders’ equity	$653,635	$626,341

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Interest Income
Loans	$5,674	$5,188
Securities
US Government and agency obligations	198	113
Mortgage backed securities	68	66
Municipals - taxable	79	69
Municipals - tax exempt	3	11
Dividends	8	7
Other (Corporates)	23	27
Interest bearing deposits	35	15
Federal Funds sold	67	13

Total interest income	6,155	5,509

Interest Expense
Deposits
NOW, money market savings	192	169
Time Deposits	581	465
FHLB borrowings	1	—
Capital notes 4% due 1/24/2022	50	37

Total interest expense	824	671

Net interest income	5,331	4,838

Provision for loan losses	22	100

Net interest income after provision for loan losses	5,309	4,738

Noninterest income
Gain on sales of loans held for sale	620	371
Service charges, fees and commissions	464	385
Increase in cash value of life insurance	85	86
Other	17	9
Gain on sales and calls of securities, net	—	10

Total noninterest income	1,186	861

Noninterest expenses
Salaries and employee benefits	2,713	2,380
Occupancy	395	372
Equipment	379	348
Supplies	149	134
Professional, data processing, and other outside expense	815	680
Marketing	140	148
Credit expense	125	94
Other real estate expenses	40	12
FDIC insurance expense	101	103
Other	240	226

Total noninterest expenses	5,097	4,497

Income before income taxes	1,398	1,102

Income tax expense	275	342

Net Income	$1,123	$760

Weighted average shares outstanding - basic	4,378,436	4,378,436

Weighted average shares outstanding - diluted	4,378,526	4,378,535

Earnings per common share - basic	$0.26	$0.17

Earnings per common share - diluted	$0.26	$0.17

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2018 and 2017

(dollar amounts in thousands) (unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net Income	$1,123	$760
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available-for-sale	(1,076)	423
Tax effect	226	(144)
Reclassification adjustment for gains included in net income (1)	—	(10)
Tax effect (2)	—	4

Other comprehensive (loss) income, net of tax	(850)	273

Comprehensive income	$273	$1,033

(1)	Gains are included in “gain on sales and calls of securities, net” on the consolidated statements of income.
(2)	The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2018 and 2017

(dollar amounts in thousands) (unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net Income	$1,123	$760

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	213	188
Net amortization and accretion of premiums and discounts on securities	104	93
(Gain) on sales of available-for-sale securities	—	(10)
(Gain) on sales of loans held for sale	(620)	(371)
Proceeds from sales of loans held for sale	24,947	15,543
Origination of loans held for sale	(25,149)	(12,972)
Provision for loan losses	22	100
(Gain) loss on sale of other real estate owned	(5)	8
Impairment of other real estate owned	34	—
(Increase) in cash value of life insurance	(85)	(86)
(Increase) decrease in interest receivable	(114)	13
(Increase) in other assets	(78)	(224)
Decrease in income taxes receivable	354	342
(Decrease) in interest payable	(3)	(11)
Increase in other liabilities	264	392

Net cash provided by operating activities	$1,007	$3,765

Cash flows from investing activities
Proceeds from calls of securities held-to-maturity	$2,000	$—
Purchases of securities available-for-sale	(998)	(9,568)
Proceeds from maturities, calls and paydowns of securities available-for-sale	502	1,490
Proceeds from sale of securities available-for-sale	—	970
Purchase of Federal Home Loan Bank stock	(382)	(42)
Proceeds from sale of other real estate owned	525	147
Origination of loans, net of principal collected	(10,877)	(2,526)
Purchases of premises and equipment	(267)	(484)

Net cash (used in) investing activities	$(9,497)	$(10,013)

Cash flows from financing activities
Net increase (decrease) in deposits	$17,023	$(1,913)
Proceeds from Federal Home Loan Bank advances	10,000	—
Dividends paid to common stockholders	(263)	(263)
Proceeds fom sale of 4% capital notes due 1/24/2022	—	5,000

Net cash provided by financing activities	$26,760	$2,824

Increase (decrease) in cash and cash equivalents	18,270	(3,424)
Cash and cash equivalents at beginning of period	$37,018	$28,683

Cash and cash equivalents at end of period	$55,288	$25,259

Non cash transactions
Transfer of loans to other real estate owned	$—	$535
Fair value adjustment for securities available-for-sale	(1,076)	413

Cash transactions
Cash paid for interest	$827	$682
Cash paid for income taxes	—	—

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2018 and 2017

(dollars in thousands, except per share amounts) (unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	(Loss)	Total
Balance at December 31, 2016	4,378,436	$9,370	$31,495	$10,156	$(1,600)	$49,421

Net Income	—	—	—	760	—	760
Dividends paid on common stock ($0.06 per share)	—	—	—	(263)	—	(263)
Other comprehensive income	—	—	—	—	273	273

Balance at March 31, 2017	4,378,436	$9,370	$31,495	$10,653	$(1,327)	$50,191

Balance at December 31, 2017	4,378,436	$9,370	$31,495	$12,269	$(1,469)	$51,665

Net Income	—	—	—	1,123	—	1,123
Dividends paid on common stock ($0.06 per share)	—	—	—	(263)	—	(263)
Other comprehensive loss	—	—	—	—	(850)	(850)

Balance at March 31, 2018	4,378,436	$9,370	$31,495	$13,129	$(2,319)	$51,675

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2017. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2017 included in Financial’s Annual Report on Form 10-K. Results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Certain immaterial reclassifications have been made to prior period balances to conform to the current period presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

The Company’s primary market area consists of the area commonly referred to as Region 2000 which encompasses the seven jurisdictions of the Town of Altavista, Amherst County, Appomattox County, the Town of Bedford, Bedford County, Campbell County, and the City of Lynchburg. Recently, the Company has expanded into Charlottesville, Roanoke, and Harrisonburg.

Financial’s critical accounting policies include the evaluation of the allowance for loan losses which is based on management’s estimate of an amount that is adequate to absorb probable losses inherent in the loan portfolio of Bank of the James (the “Bank”), Financial’s wholly-owned subsidiary. The allowance for loan losses is established through a provision for loan losses based on available information including the composition of the loan portfolio, historical loan losses, specific impaired loans, availability and quality of collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. Different assumptions used in evaluating the adequacy of the Bank’s allowance for loan losses could result in material changes in Financial’s financial condition and results of operations. The Bank’s policy with respect to the methodology for determining the allowance for loan losses involves a higher degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about uncertain matters. This critical policy and its assumptions are periodically reviewed with the Board of Directors.

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

Note 3 – Earnings Per Common Share (EPS)

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of 1999 Financial (the “1999 Plan”) are considered in calculating diluted earnings per share. The following is a summary of the earnings per share calculation for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
	2018	2017
Net income	$1,123,000	$760,000

Weighted average number of shares	4,378,436	4,378,436
Options effect of incremental shares	90	99

Weighted average diluted shares	4,378,526	4,378,535

Basic EPS (weighted avg shares)	$0.26	$0.17

Diluted EPS (Including Option Shares)	$0.26	$0.17

No option shares were excluded in calculating diluted earnings per share for either of the periods presented.

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Note 4 – Stock Based Compensation (continued)

Stock option plan activity for the three months ended March 31, 2018 is summarized below:

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (in years)	Value
Options outstanding, January 1, 2018	636	$12.79
Granted	—	—
Exercised	—	—
Forfeited	—	—

Options outstanding, March 31, 2018	636	$12.79	0.17	$2

Options exercisable, March 31, 2018	636	$12.79	0.17	$2

Intrinsic value is calculated by subtracting the exercise price of option shares from the market price of underlying shares as of March 31, 2018 and multiplying that amount by the number of options outstanding. No intrinsic value exists where the exercise price is greater than the market price on a given date.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period.

Note 5 – Fair Value Measurements (continued)

		Carrying Value at March 31, 2018 (in thousands)
Description	Balance as of March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$1,814	$—	$1,814	$—
US agency obligations	23,218	—	23,218	—
Mortgage-backed securities	13,665	—	13,665	—
Municipals	12,139	—	12,139	—
Corporates	3,797	—	3,797	—

Total available-for-sale securities	$54,633	$—	$54,633	$—

		Carrying Value at December 31, 2017 (in thousands)
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$1,858	$	$1,858	$
US agency obligations	23,850	—	23,850	—
Mortgage-backed securities	13,388	—	13,388	—
Municipals	12,274	—	12,274	—
Corporates	3,942	—	3,942	—

Total available-for-sale securities	$55,312	$—	$55,312	$—

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

Note 5 – Fair Value Measurements (continued)

Loans held for sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended March 31, 2018. Gains and losses on the sale of loans are recorded within gains on sales of loans held for sale, net on the Consolidated Statements of Income.

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

		Carrying Value at March 31, 2018
Description	Balance as of March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$2,266	$—	$—	$2,266
Loans held for sale	3,448	—	3,448	—
Other real estate owned	2,096	—	—	2,096

*	Includes loans charged down to the net realizable value of the collateral.

		Carrying Value at December 31, 2017
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$2,523	$—	$—	$2,523
Loans held for sale	2,626	—	2,626	—
Other real estate owned	2,650	—	—	2,650

*	Includes loans charged down to the net realizable value of the collateral.

Note 5 – Fair Value Measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2018 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$2,266	Discounted appraised value	Selling cost	0% - 10% (8%	)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%	)

OREO	2,096	Discounted appraised value	Selling cost	0% - 10% (6%	)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%	)

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2017 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$2,523	Discounted appraised value	Selling cost	0% - 10% (8%	)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%	)

OREO	2,650	Discounted appraised value	Selling cost	0% - 10% (6%	)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%	)

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments and their placement in the fair value hierarchy at March 31, 2018 and December 31, 2017 was as follows (in thousands):

		Fair Value Measurements at March 31, 2018 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash and due from banks	$21,769	$21,769	$—	$—	$21,769
Fed funds sold	33,519	33,519	—	—	33,519
Securities
Available-for-sale	54,633	—	54,633	—	54,633
Held-to-maturity	3,708	—	3,478	—	3,478
Restricted stock	1,887		1,887	—	1,887
Loans, net (1)	501,877	—	—	493,747	493,747
Loans held for sale	3,448	—	3,448	—	3,448
Interest receivable	1,827	—	1,827	—	1,827
BOLI	13,103	—	13,103	—	13,103

Liabilities
Deposits	$584,516	$—	$585,276	$—	$585,276
FHLB borrowings	10,000	—	10,000	—	10,000
Capital notes	5,000	—	4,885	—	4,885
Interest payable	108	—	108	—	108

		Fair Value Measurements at December 31, 2017 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash and due from banks	$20,267	$20,267	$—	$—	$20,267
Fed funds sold	16,751	16,751			16,751
Securities
Available-for-sale	55,312	—	55,312	—	55,312
Held-to-maturity	5,713	—	5,619	—	5,619
Restricted stock	1,505	—	1,505		1,505
Loans, net (1)	491,022	—	—	492,397	492,397
Loans held for sale	2,626	—	2,626	—	2,626
Interest receivable	1,713	—	1,713	—	1,713
BOLI	13,018	—	13,018	—	13,018

Liabilities
Deposits	$567,493	$—	$568,224	$—	$568,224
Capital notes	5,000	—	5,310		5,310
Interest payable	111	—	111	—	111

(1)	Carrying amount is net of unearned income and the Allowance. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of March 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

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

Note 7 - Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of March 31, 2018 and December 31, 2017 (amounts in thousands):

	March 31, 2018
	Amortized Costs	Gross Unrealized
		Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$3,708	$—	$(230)	$3,478

Available-for-Sale
US Treasuries	1,958	—	(144)	1,814
US agency obligations	24,835	5	(1,622)	23,218
Mortgage-backed securities	14,142	3	(480)	13,665
Municipals	12,521	24	(406)	12,139
Corporates	4,113	—	(316)	3,797

	$57,569	$32	$(2,968)	$54,633

	December 31, 2017
	Amortized Costs	Gross Unrealized
		Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$5,713	$8	$(102)	$5,619

Available-for-Sale
US Treasuries	1,956	—	(98)	1,858
US agency obligations	24,881	5	(1,036)	23,850
Mortgage-backed securities	13,662	2	(276)	13,388
Municipals	12,556	16	(298)	12,274
Corporates	4,117	—	(175)	3,942

	$57,172	$23	$(1,883)	$55,312

Note 7 – Securities (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2018 and December 31, 2017 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2018	Value	Losses	Value	Losses	Value	Losses
Description of securities
Held-to-maturity
US agency obligations	$2,286	$150	$1,192	$80	$3,478	$230

Available-for-sale
US Treasuries	—	—	1,814	144	1,814	144
US agency obligations	9,213	425	14,001	1,197	23,214	1,622
Mortgage-backed securities	1,414	36	11,415	444	12,829	480
Municipals	2,053	42	9,048	364	11,101	406
Corporates	—	—	3,797	316	3,797	316

Total	$12,680	$503	$40,075	$2,465	$52,755	$2,968

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
Description of securities
Held-to-maturity
US agency obligations	$2,367	$70	$1,243	$32	$3,610	$102

Available-for-sale
US Treasuries	—	—	1,858	98	1,858	98
US agency obligations	11,465	215	12,379	821	23,844	1,036
Mortgage-backed securities	2,802	26	9,712	250	12,514	276
Municipals	4,823	41	5,644	257	10,467	298
Corporates	—	—	3,942	175	3,942	175

Total	$19,090	$282	$33,535	$1,601	$52,625	$1,883

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

Note 7 – Securities (continued)

At March 31, 2018, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of March 31, 2018, the Bank owned 57 securities in an unrealized loss position that were being evaluated for other than temporary impairment. Twelve of these securities were S&P rated AAA, 42 were rated AA and three were rated A. As of March 31, 2018, 33 of these securities were direct obligations of the U.S. government or government sponsored entities, 19 were municipal issues, and five were investments in domestic corporate issued securities.

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

There were no gross gains on available-for-sale securities during the three month period ended March 31, 2018 compared to $10 for the same respective period in 2017. There were no losses on sales of available-for-sale securities and no sales of held-to-maturity securities during the three month periods ended March 31, 2018 and 2017.

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

Note 8 – Business Segments (continued)

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three months ended March 31, 2018 and 2017 was as follows (dollars in thousands):

Business Segments

	Community
	Banking	Mortgage	Total
Three months ended March 31, 2018
Net interest income	$5,331	$—	$5,331
Provision for loan losses	22	—	22

Net interest income after provision for loan losses	5,309	—	5,309
Noninterest income	566	620	1,186
Noninterest expenses	4,604	493	5,097

Income before income taxes	1,271	127	1,398
Income tax expense	248	27	275

Net income (loss)	$1,023	$100	$1,123

Total assets	$650,068	$3,567	$653,635

Three months ended March 31, 2017
Net interest income	$4,838	$—	$4,838
Provision for loan losses	100	—	100

Net interest income after provision for loan losses	4,738	—	4,738
Noninterest income	490	371	861
Noninterest expenses	4,128	369	4,497

Income before income taxes	1,100	2	1,102
Income tax expense	341	1	342

Net income	$759	$1	$760

Total assets	$576,675	$1,758	$578,433

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
Residential consumer construction

Note 9 – Loans, allowance for loan losses and OREO (continued)

A summary of loans, net is as follows (dollars in thousands):

	As of:
	March 31,	December 31,
	2018	2017
Commercial	$96,983	$96,127
Commercial real estate	261,619	251,807
Consumer	85,076	83,746
Residential	62,870	64,094

Total loans (1)	506,548	495,774

Less allowance for loan losses	4,671	4,752

Net loans	$501,877	$491,022

(1)	Includes net deferred costs and premiums of $764 and $940 as of March 31, 2018 and December 31, 2017, respectively.

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

Note 9 – Loans, allowance for loan losses and OREO (continued)

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

Note 9 – Loans, allowance for loan losses and OREO (continued)

Loans on Non-Accrual Status
(dollars in thousands)
	As of
	March 31, 2018	December 31, 2017
Commercial	$699	$727
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	1,308	1,465
Commercial Mortgages-Non-Owner Occupied	278	468
Commercial Construction	90	—
Consumer
Consumer Unsecured	—	—
Consumer Secured	491	566
Residential:
Residential Mortgages	623	1,025
Residential Consumer Construction	56	58

Totals	$3,545	$4,309

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. OREO decreased to $2,096 on March 31, 2018 from $2,650 on December 31, 2017. The following table represents the changes in OREO balance during the three months ended March 31, 2018 and year ended December 31, 2017.

OREO Changes
(dollars in thousands)
	Three months ended	Year ended
	March 31, 2018	December 31, 2017
Balance at the beginning of the year (net)	$2,650	$2,370
Transfers from loans	—	815
Capitalized costs	—	40
Valuation adjustments	(34)	(60)
Sales proceeds	(525)	(514)
Gain (loss) on disposition	5	(1)

Balance at the end of the period (net)	$2,096	$2,650

At March 31, 2018 and December 31, 2017, the Company had $0 of consumer mortgage loans secured by residential real estate for which foreclosure was in process. The Company held no residential real estate properties in other real estate owned as of March 31, 2018 and three residential real estate properties carried on the books at a value of $520 in other real estate owned as of December 31, 2017.

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the Three Months Ended March 31, 2018
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
2018
With No Related Allowance Recorded:
Commercial	$768	$788	$—	$847	$8
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,340	2,434	—	2,384	30
Commercial Mortgage Non-Owner Occupied	427	439	—	551	8
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	398	494	—	339	6
Residential
Residential Mortgages	1,459	1,538	—	1,520	19
Residential Consumer Construction	—	—	—	—	—

With An Allowance Recorded:
Commercial	$438	$846	$134	$378	$4
Commercial Real Estate
Commercial Mortgages-Owner Occupied	517	517	81	591	8
Commercial Mortgage Non-Owner Occupied	72	72	18	73	1
Commercial Construction	90	703	1	130	—
Consumer
Consumer Unsecured	2	2	2	2	—
Consumer Secured	157	233	112	292	2
Residential
Residential Mortgages	197	204	35	174	—
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$1,206	$1,634	$134	$1,225	$12
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,857	2,951	81	2,975	38
Commercial Mortgage Non-Owner Occupied	499	511	18	624	9
Commercial Construction	90	703	1	130	—
Consumer
Consumer Unsecured	2	2	2	2	—
Consumer Secured	555	727	112	631	8
Residential
Residential Mortgages	1,656	1,742	35	1,694	19
Residential Consumer Construction	—	—	—	—	—

	$6,865	$8,270	$383	$7,281	$86

25

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2017
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
2017
With No Related Allowance Recorded:
Commercial	$925	$1,505	$—	$812	$54
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,427	2,539	—	2,723	179
Commercial Mortgage Non-Owner Occupied	675	690	—	512	30
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	279	283	—	149	11
Residential
Residential Mortgages	1,580	1,673	—	1,568	63
Residential Consumer Construction	—	—	—	—	—

With An Allowance Recorded:
Commercial	$317	$323	$112	$919	$16
Commercial Real Estate
Commercial Mortgages-Owner Occupied	665	665	93	1,126	39
Commercial Mortgage Non-Owner Occupied	73	73	18	74	5
Commercial Construction	169	695	79	169	—
Consumer
Consumer Unsecured	2	2	2	1	—
Consumer Secured	427	445	255	269	11
Residential
Residential Mortgages	151	178	4	425	3
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$1,242	$1,828	$112	$1,731	$70
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,092	3,204	93	3,849	218
Commercial Mortgage Non-Owner Occupied	748	763	18	586	35
Commercial Construction	169	695	79	169	—
Consumer
Consumer Unsecured	2	2	2	1	—
Consumer Secured	706	728	255	418	22
Residential
Residential Mortgages	1,731	1,851	4	1,993	66
Residential Consumer Construction	—	—	—	—	—

	$7,690	$9,071	$563	$8,747	$411

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Three Months Ended March 31, 2018
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
2018
Allowance for Loan Losses:
Beginning Balance	$1,264	$1,738	$1,172	$578	$4,752
Charge-offs	(13)	(82)	(145)	—	(240)
Recoveries	98	—	39	—	137
Provision	56	(72)	(3)	41	22

Ending Balance	$1,405	$1,584	$1,063	$619	$4,671

Ending Balance: Individually evaluated for impairment	$134	$100	$114	$35	$383

Ending Balance: Collectively evaluated for impairment	1,271	1,484	949	584	4,288

Totals:	$1,405	$1,584	$1,063	$619	$4,671

Loans:

Ending Balance: Individually evaluated for impairment	$1,206	$3,446	$557	$1,656	$6,865

Ending Balance: Collectively evaluated for impairment	95,777	258,173	84,519	61,214	499,683

Totals:	$96,983	$261,619	$85,076	$62,870	$506,548

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Year Ended December 31, 2017
		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
2017
Allowance for Loan Losses:
Beginning Balance	$2,192	$2,109	$954	$461	$5,716
Charge-offs	(1,652)	(91)	(246)	(105)	(2,094)
Recoveries	6	41	51	39	137
Provision	718	(321)	413	183	993

Ending Balance	$1,264	$1,738	$1,172	$578	$4,752

Ending Balance: Individually evaluated for impairment	$112	$190	$257	$4	$563

Ending Balance: Collectively evaluated for impairment	1,152	1,548	915	574	4,189

Totals:	$1,264	$1,738	$1,172	$578	$4,752

Loans:

Ending Balance: Individually evaluated for impairment	$1,242	$4,009	$708	$1,731	$7,690

Ending Balance: Collectively evaluated for impairment	94,885	247,798	83,038	62,363	488,084

Totals:	$96,127	$251,807	$83,746	$64,094	$495,774

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Loans as of
	March 31, 2018
	(dollars in thousands)
			Greater				Recorded Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
2018
Commercial	$294	$250	$457	$1,001	$95,982	$96,983	$—
Commercial Real Estate:
Commercial Mortgages- Owner Occupied	705	—	226	931	102,001	102,932	—
Commercial Mortgages-Non-Owner Occupied	205	174	60	439	147,674	148,113	—
Commercial Construction	—	—	90	90	10,484	10,574	—
Consumer:
Consumer Unsecured	6	—	—	6	7,323	7,329	—
Consumer Secured	376	229	174	779	76,968	77,747	—
Residential:
Residential Mortgages	1,951	233	435	2,619	50,837	53,456	—
Residential Consumer Construction	—	—	56	56	9,358	9,414	—

Total	$3,537	$886	$1,498	$5,921	$500,627	$506,548	$—

	Age Analysis of Past Due Loans as of
	December 31, 2017
	(dollars in thousands)
			Greater				Recorded Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
2017
Commercial	$320	$—	$250	$570	$95,557	$96,127	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	904	64	177	1,145	92,504	93,649	—
Commercial Mortgages-Non-Owner Occupied	—	361	299	660	138,101	138,761	—
Commercial Construction	—	—	169	169	19,228	19,397	—
Consumer:
Consumer Unsecured	3	—	—	3	6,977	6,980	—
Consumer Secured	245	139	462	846	75,920	76,766	—
Residential:
Residential Mortgages	706	414	532	1,652	51,545	53,197	—
Residential Consumer Construction	—	—	58	58	10,839	10,897	—

Total	$2,178	$978	$1,947	$5,103	$490,671	$495,774	$—

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Credit Quality Information - by Class
	March 31, 2018
	(dollars in thousands)
	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
2018
Commercial	$94,358	$845	$483	$1,297	$—	$96,983
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	93,507	2,846	3,667	2,912	—	102,932
Commercial Mortgages-Non Owner Occupied	145,009	1,589	911	604	—	148,113
Commercial Construction	10,294	—	190	90	—	10,574
Consumer
Consumer Unsecured	7,317	—	10	2	—	7,329
Consumer Secured	77,005	—	—	742	—	77,747
Residential:
Residential Mortgages	51,158	—	240	2,058	—	53,456
Residential Consumer Construction	9,358	—	—	56	—	9,414

Totals	$488,006	$5,280	$5,501	$7,761	$—	$506,548

	Credit Quality Information - by Class
	December 31, 2017
	(dollars in thousands)
	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
2017
Commercial	$93,571	$1,217	$4	$1,335	$—	96,127
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	83,834	2,926	3,734	3,155	—	93,649
Commercial Mortgages-Non Owner Occupied	135,855	1,898	152	856	—	138,761
Commercial Construction	18,423	—	805	169	—	19,397
Consumer
Consumer Unsecured	6,978	—	—	2	—	6,980
Consumer Secured	75,774	90	—	902	—	76,766
Residential:
Residential Mortgages	50,816	—	241	2,140	—	53,197
Residential Consumer Construction	10,839	—	—	58	—	10,897

Totals	$476,090	$6,131	$4,936	$8,617	$—	$495,774

Note 9 – Loans, allowance for loan losses and OREO (continued)

Troubled Debt Restructurings (TDR)

There were no loan modifications that would have been classified as TDRs during the three months ended March 31, 2018 and 2017.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three months ended March 31, 2018 and 2017.

At March 31, 2018 and December 31, 2017, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

Note 10 – Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. The implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business checking accounts), monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or at the end of the month through a direct charge to customers’ accounts.

Fees, Exchange, and Other Service Charges

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, treasury services income and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Treasury services income primarily represents fees charged to customers for sweep, positive pay and lockbox services. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s

Note 10 – Revenue Recognition (continued)

performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or at the end of the month.

Other

Other noninterest income consists of other recurring revenue streams such as commissions from sales of mutual funds and other investments, safety deposit box rental fees, and other miscellaneous revenue streams. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.

Note 11 – Recent accounting pronouncements

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP. The provisions of the ASU that apply to the Company are as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) require use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (6) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of ASU No. 2016-01 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with (4) above, the Company utilized an exit price notion as of March 31, 2018 (see Note 5 Fair Value Measurements).

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-

Note 11 – Recent accounting pronouncements (continued)

type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements. The Company has gathered and is in the process of analyzing lease data to determine the impact that ASU 2016-02 will have on its consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments provide targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically, the amendments include clarifications related to: measurement elections, transition requirements, and adjustments associated with equity securities without readily determinable fair values; fair value measurement requirements for forward contracts and purchased options on equity securities; presentation requirements for hybrid financial liabilities for which the fair value option has been elected; and measurement requirements for liabilities denominated in a foreign currency for which the fair value option has been elected. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-03 to have a material impact on its consolidated financial statements.

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

The Bank services its banking customers through the following locations in Virginia:

Full Service Branches

•	The main office located at 828 Main Street in Lynchburg (the “Main Street Office”),

•	A branch located at 615 Church Street in Lynchburg (the “Church Street Branch”),

•	A branch located at 5204 Fort Avenue in Lynchburg (the “Fort Avenue Branch”),

•	A branch located at 4698 South Amherst Highway in Amherst County (the “Madison Heights Branch”),

•	A branch located at 17000 Forest Road in Forest (the “Forest Branch”),

•	A branch located at 4935 Boonsboro Road, Suites C and D in Lynchburg (the “Boonsboro Branch”),

•	A branch located at 164 South Main Street, Amherst, Virginia (the “Amherst Branch”),

•	A branch located at 1405 Ole Dominion Boulevard in the Town of Bedford, Virginia, located off of Independence Boulevard (the “Bedford Branch”),

•	A branch located at 1110 Main Street, Altavista, Virginia (the “Altavista Branch”),

•	A branch located at 1391 South High Street, Harrisonburg, VA (the “Harrisonburg Branch”),

•	A branch located at 1745 Confederate Blvd, Appomattox, VA (the “Appomattox Branch”),

•	A branch located at 225 Merchant Walk Avenue, Charlottesville, VA (the “5th Street Station Branch”), and

•	A branch located at 3562 Electric Road, Roanoke, VA (the “Roanoke Branch”).

Limited Service Branches

•	Westminster-Canterbury facilities located at 501 VES Road, Lynchburg, Virginia,

•	Westminster-Canterbury facilities located at 250 Pantops Mountain Road, Charlottesville, Virginia,

•	Luxor Office Park LLC, 1430 Rolkin Court Suite 203, Charlottesville, Virginia (the “Charlottesville Branch”).

Loan Production Offices

•	Residential mortgage loan production office located at the Forest Branch,

•	Commercial, consumer and mortgage loan production office located at the Charlottesville Branch.

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

March 31, 2018 (in thousands)
Commitments to extend credit	$97,955
Letters of Credit	3,376

Total	$101,331

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of March 31, 2018 and December 31, 2017 and the results of operations of Financial for the three month periods ended March 31, 2018 and 2017. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

March 31, 2018 as Compared to December 31, 2017

Total assets were $653,635,000 on March 31, 2018 compared with $626,341,000 at December 31, 2017, an increase of 4.36%. The increase in total assets was primarily due to growth in the loan portfolio and cash and cash equivalents funded by an increase in deposits and a Federal Home Loan Bank advance in the amount of $10,000,000.

Total deposits increased from $567,493,000 as of December 31, 2017 to $584,516,000 on March 31, 2018, an increase of 3.00%. The increase resulted in large part from increases in non-interest bearing demand deposits and a slight increase in NOW, money market, and savings accounts. NOW, money market, and savings deposits increased from $307,987,000 on December 31, 2017 to $318,523,000 on March 31, 2018. Noninterest bearing demand deposits increased from $74,102,000 on December 31, 2017 to $83,964,000 on March 31, 2018. Time deposits decreased from $185,404,000 on December 31, 2017 to $182,029,000 on March 31, 2018.

Total loans, excluding loans held for sale, increased to $506,548,000 on March 31, 2018 from $495,774,000 on December 31, 2017. Loans, excluding loans held for sale and net of deferred fees and costs and the allowance for loan losses, increased to $501,877,000 on March 31, 2018 from $491,022,000 on December 31, 2017, an increase of 2.21%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	March 31, 2018		December 31, 2017
	Amount	Percentage	Amount	Percentage
Commercial	$96,983	19.15%	$96,127	19.39%
Commercial Real Estate	261,619	51.64%	251,807	50.79%
Consumer	85,076	16.80%	83,746	16.89%
Residential	62,870	12.41%	64,094	12.93%

Total loans	$506,548	100.00%	$495,774	100.00%

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned (“OREO”) decreased to $5,641,000 on March 31, 2018 from $6,958,000 on December 31, 2017. OREO decreased to $2,096,000 on March 31, 2018 from $2,650,000 on December 31, 2017. This decrease was due to the Bank’s ability to liquidate properties in OREO during the three months ended March 31, 2018. Non-performing loans decreased from $4,309,000 at December 31, 2017 to $3,545,000 at March 31, 2018. As discussed in more detail below under “Results of Operations—Allowance for Loan Losses,” management has provided for the anticipated losses on these loans in the allowance for loan losses. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for loan losses charged against earnings.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure, deeds in lieu of foreclosure or repossession. On December 31, 2017, the Bank was carrying seven OREO properties on its books at a value of $2,650,000. During the three months ended March 31, 2018, the Bank acquired no additional OREO properties and disposed of three OREO properties, and as of March 31, 2018 the Bank is carrying four OREO properties at a value of $2,096,000. The OREO properties are available for sale and are being actively marketed on the Bank’s website and through other means.

The Bank had loans in the amount of $435,000 at March 31, 2018 classified as performing Troubled Debt Restructurings (“TDRs”) as compared to $440,000 at December 31, 2017. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

Cash and cash equivalents increased to $55,288,000 on March 31, 2018 from $37,018,000 on December 31, 2017. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). The increase in cash and cash equivalents was due primarily to an increase in federal funds sold, the proceeds of which were used to fund loans. In addition, cash and cash equivalents are subject to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts.

Securities held-to-maturity decreased to $3,708,000 on March 31, 2018 from $5,713,000 on December 31, 2017. This decrease resulted from the call of a security with a par value of $2,000,000 during the quarter. Securities available-for-sale decreased to $54,633,000 on March 31, 2018, from

$55,312,000 on December 31, 2017. The decrease resulted from the normal amortization of and principal payments on mortgage-backed securities in the available-for-sale portfolio. During the three months ended March 31, 2018 the Bank received $502,000 in proceeds from calls, maturities, and paydowns of securities available-for-sale and $0 in proceeds from the sale of securities available-for-sale. The Bank purchased $998,000 in securities available-for sale during the same period.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $989,000 at March 31, 2018 and $607,000 at December 31, 2017, an increase of $382,000. This increase is attributable to the FHLBA’s increase in minimum ownership requirements and the stock purchase requirement associated with the $10,000,000 advance noted above. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At March 31, 2018, Financial, on a consolidated basis, had liquid assets of $109,921,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, and available-for-sale investments. Of this amount, approximately $20,373,000 (representing current book value) of the available-for-sale securities are pledged as collateral with $9,498,000 pledged as security for public deposits, and $10,875,000 pledged as security on a line of credit the Bank may draw on from time to time to meet liquidity needs. This line of credit currently has a zero balance. Management believes that liquid assets were adequate at March 31, 2018. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, if additional liquidity is needed, the Bank has the ability to purchase federal funds on the open market, borrow from the FHLBA using loans or investments within the Bank’s portfolio as collateral, and to borrow from the Federal Reserve Bank’s discount window.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material negative impact on Financial’s short-term or long-term liquidity. Based in part on recent loan growth, the Bank is monitoring liquidity to ensure it is able to fund future loans.

On January 25, 2017, Financial closed a private placement of unregistered debt securities (the “2017 Offering”) pursuant to which Financial issued $5,000,000 in principal of notes (the “2017 Notes”). The 2017 Notes bear interest at the rate of 4% per year with interest payable quarterly in arrears. The 2017 Notes are to mature on January 24, 2022, but are subject to prepayment in whole or in part on or after January 24, 2018 at Financial’s sole discretion on 30 days written notice to the holders. Of the proceeds, $3,000,000 was injected into the Bank as equity capital in March 2017. The Company left the remaining $2,000,000 at the holding company level for debt service on the 2017 Notes and other general corporate purposes.

At March 31, 2018, the Bank had a leverage ratio of approximately 9.29%, a Tier 1 risk-based capital ratio and a CET1 ratio of approximately 11.09% and a total risk-based capital ratio of approximately 11.98%. As of March 31, 2018 and December 31, 2017 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions.

The following table sets forth the minimum capital requirements and the Bank’s capital position as of March 31, 2018 and December 31, 2017:

Bank Level Only Capital Ratios

	March 31,	December 31,
Analysis of Capital (in 000’s)	2018	2017
Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	22,325	22,325
Retained earnings	32,284	31,069

Total Tier 1 capital	$58,351	$57,136

Common Equity Tier 1 Capital (CET1)	$58,351	$57,136

Tier 2 capital
Allowance for loan losses	$4,671	$4,752

Total Tier 2 capital:	$4,671	$4,752

Total risk-based capital	$63,022	$61,888

Risk weighted assets	$526,011	$513,419
Average total assets	$628,414	$626,422

	Actual		Regulatory Benchmarks
	March 31, 2018	December 31, 2017	For Capital Adequacy Purposes (1)	For Well Capitalized Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.29%	9.12%	4.00%	5.00%
Common Equity Tier 1 Ratio	11.09%	11.13%	7.00%	6.50%
Tier 1 risk-based capital ratio	11.09%	11.13%	8.50%	8.00%
Total risk-based capital ratio	11.98%	12.05%	10.50%	10.00%

(1)	Includes the capital conservation buffer after full phase-in.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $1,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis at March 31, 2018 would be slightly lower than those of the Bank.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

Earnings Summary

Financial had net income including all operating segments of $1,123,000 for the three months ended March 31, 2018, compared to $760,000 for the comparable period in 2017. Basic and diluted earnings per common share for the three months ended March 31, 2018 were $0.26, compared to basic and diluted earnings per share of $0.17 for the three months ended March 31, 2017.

The increase in net income for the three months ended March 31, 2018 as compared to the prior year was due primarily to an increase in net interest income and non-interest income and was partially offset by an increase in non-interest expense. Non-interest expense increased in large part because of the Bank’s recent expansion into Charlottesville, Harrisonburg, and Roanoke. These expansions resulted in increases in personnel, professional, data processing, and other outside expenses.

Also as discussed below under Income Taxes, the reduction in both income tax expense and the effective rate due to the passage of the Tax and Jobs Act of 2017 contributed significantly to the increase in net income for the three months ended March 31, 2018 as compared to the same period in 2017.

These operating results represent an annualized return on average stockholders’ equity of 8.62% for the three months ended March 31, 2018, compared with 6.05% for the three months ended March 31, 2017. This increase for the three months was a direct result of the increase in net income. The Company had an annualized return on average assets of 0.72% for the three months ended March 31, 2018 compared with 0.53% for the same period in 2017. The increase for the three months ended March 31, 2018 largely resulted from an increase in net income.

See “Non-Interest Income” below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

Interest income increased to $6,155,000 for the three months ended March 31, 2018 from $5,509,000 for the same period in 2017, an increase of 11.73%. Interest income increased primarily because of increased balances in the loan portfolio and increases in interest rates tied to floating rate loans. The average rate received on earning assets increased from 4.16% to 4.22% for the three months ended March 31, 2018 from the comparable period in 2017. The rate on total average earning assets increased for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily because of the increase in short term rates by the FOMC, which, as noted above, resulted in an increase in the rates paid by borrowers on floating rate loans.

Interest expense increased to $824,000 for the three months ended March 31, 2018 from $671,000 for the same period in 2017, an increase of 22.80%. The increase in interest expense resulted primarily from an increase on the rates paid on and balances of deposits. The Bank’s average rate paid on interest bearing deposits was 0.64% during the three month period ended March 31, 2018 as compared to 0.57% for the same period in 2017.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three months ended March 31, 2018 was $5,331,000 as compared to $4,838,000 for the same period in 2017, an increase of 10.19%. The increase in net interest income for the three months ended March 31, 2018 as compared with the comparable period in 2017 primarily is attributable to the increase in interest income resulting from increased loan balances and the previously discussed increase in short term rates by the FOMC. The net interest margin was 3.65% for both the three months ended March 31, 2018 and 2017.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I below.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, gains on sales of mortgage loans held for sale, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency. Non-interest income increased to $1,186,000 for the three months ended March 31, 2018 from $861,000 for the three months ended March 31, 2017.

This increase for the three months ended March 31, 2018 as compared to the same period last year was due primarily due to an increase in gains on sales of loans held for sale from $371,000 for the three months ended March 31, 2017 to $620,000 for the period ended March 31, 2018 as well increases in service charges, fees, and commissions from the comparable period ended March 31, 2017.

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

Purchase mortgage originations totaled $16,085,000, or 63.96% of the total mortgage loans originated in the three months ended March 31, 2018 as compared to $6,022,000, or 46.42% of the total mortgage loans originated in the same period in 2017. The increase in amount of purchase mortgage originations for the first three months of 2018 resulted from the Bank’s increased presence in the Charlottesville, Harrisonburg and Roanoke markets as well as favorable longer-term interest rates. However, despite the increase in longer-term rates, refinancing activity continued primarily due to the relatively low interest rate environment as compared to long-term historical interest rate levels. Management anticipates that purchase mortgage originations going forward will represent a majority of mortgage originations as they have in the recent past.

Management anticipates that residential mortgage rates will remain stable or trend upward during the remainder of 2018. Management expects that the Mortgage division’s reputation in Region 2000, steady residential real estate inventory and the recent hiring of additional mortgage loan originators in Roanoke, Harrisonburg and Charlottesville, and most recently Blacksburg, will result in strong mortgage originations through the remainder of 2018. In addition, Management believes that regulatory pressure may result in a decreased number of competitors to the Mortgage division and this could result in an increase in market share. Management also believes that in the event that interest rates rise, revenue from the mortgage segment could be under pressure.

Our Investment division provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. The Investment division’s financial impact on our consolidated revenue has been immaterial. Although management cannot predict the financial impact of Investment with certainty, management anticipates the Investment division’s impact on noninterest income will remain immaterial in 2018.

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

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2018 increased to $5,097,000 from $4,497,000, an increase of 13.34% from the comparable period in 2017. This increase resulted from increases for personnel expense primarily related to the expansion into Charlottesville, Harrisonburg, and Roanoke, as well as increases in professional fees, data processing expense and outside expense. Total personnel expense was $2,713,000 for the three month period ended March 31, 2018 as compared to $2,380,000 for the same period in 2017.

Allowance and Provision for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The provision to the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon two components – specific impairment and general reserves. As discussed below, loans having a risk rating of 7 or below that are significantly past due, and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due as well as all TDRs, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, and loan performance measures. Based on the application of the loan loss calculation, the Bank provided $22,000 to the allowance for loan losses for the three month period ended March 31, 2018. This compares to the provision of $100,000 for the comparable period in 2017, representing a decrease of 78.00%.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for loan losses and constitute a realized loss. Charged-off loans were $240,000 for the three months ended March 31, 2018 as compared to $130,000 for the comparable period in 2017. While a charged off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. In the three months ended March 31, 2018, the Bank had recoveries of charged off loans of $137,000 as compared with $30,000 for the comparable period in 2017.

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. As set forth in the tables below, the Bank’s allowance arising from the specific impairment evaluation as of March 31, 2018 decreased slightly as compared to December 31, 2017.

For the three months ended March 31, 2018, the Bank had a minimal change in asset quality from December 31, 2017. As shown in the table below, the total balance in the allowance decreased, from $4,752,000 as of December 31, 2017 to $4,671,000 on March 31, 2018. The allowance for loan losses as a percent of loans decreased slightly to 0.92% as of March 31, 2018 from 0.96% as of December 31, 2017 due to an increase the Bank’s loan balances and the slight decrease in the reserve. Increased loan balances during the quarter lead to an increase in the general reserve. Management believes that the current allowance for loan losses is adequate.

The following tables summarize the allowance activity for the periods indicated:

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands)
	As of and For the Three Months Ended March 31, 2018
	Commercial	Commercial Real Estate	Consumer	Residential	Total
2018
Allowance for Loan Losses:
Beginning Balance	$1,264	$1,738	$1,172	$578	$4,752
Charge-offs	(13)	(82)	(145)	—	(240)
Recoveries	98	—	39	—	137
Provision	56	(72)	(3)	41	22

Ending Balance	$1,405	$1,584	$1,063	$619	$4,671

Ending Balance: Individually evaluated for impairment	$134	$100	$114	$35	$383

Ending Balance: Collectively evaluated for impairment	1,271	1,484	949	584	4,288

Totals:	$1,405	$1,584	$1,063	$619	$4,671

Loans:

Ending Balance: Individually evaluated for impairment	$1,206	$3,446	$557	$1,656	$6,865

Ending Balance: Collectively evaluated for impairment	95,777	258,173	84,519	61,214	499,683

Totals:	$96,983	$261,619	$85,076	$62,870	$506,548

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands)
	As of and For the Year Ended December 31, 2017
	Commercial	Commercial Real Estate		Consumer	Residential	Total
2017
Allowance for Loan Losses:
Beginning Balance	$2,192	$2,109		$954	$461	$5,716
Charge-offs	(1,652)	(91)		(246)	(105)	(2,094)
Recoveries	6	41		51	39	137
Provision	718	(321	)(1)	413	183	993

Ending Balance	$1,264	$1,738		$1,172	$578	$4,752

Ending Balance: Individually evaluated for impairment	$112	$190		$257	$4	$563

Ending Balance: Collectively evaluated for impairment	1,152	1,548		915	574	4,189

Totals:	$1,264	$1,738		$1,172	$578	$4,752

Loans:

Ending Balance: Individually evaluated for impairment	$1,242	$4,009		$708	$1,731	$7,690

Ending Balance: Collectively evaluated for impairment	94,885	247,798		83,038	62,363	488,084

Totals:	$96,127	$251,807		$83,746	$64,094	$495,774

(1)	The experience within the historical charge-off period used to calculate the allowance has improved which reduced the need for a provision relating to this segment.

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended March 31, (in thousands)
	2018	2017
Balance, beginning of period	$4,752	$5,716
Provision for loan losses	22	100
Loans charged off	(240)	(130)
Recoveries of loans charged off	137	30

Net (charge offs)	(103)	(100)

Balance, end of period	$4,671	$5,716

No nonaccrual loans were excluded from the impaired loan disclosures at March 31, 2018 and December 31, 2017. If interest on these loans had been accrued, such income cumulatively would have approximated $504,000 and $472,000 on March 31, 2018 and December 31, 2017, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

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

Income Taxes

For the three months ended March 31, 2018, Financial had an income tax expense of $275,000 as compared to $342,000 for the three months ended March 31, 2017. This represents an effective tax rate of 19.67% for the three months ended March 31, 2018 as compared with 31.03% for the three months ended March 31, 2017. Our effective rate was lower than the statutory corporate tax rate in both quarters because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance and certain tax free municipal securities. The decrease in both the expense and the effective rate from March 31, 2017 is due to the decrease in our applicable corporate income tax rate following the passage of the Tax and Jobs Act of 2017 from 34% in the 2017 period to 21% in the 2018 period.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended March 31, 2018 and 2017

(dollars in thousands)

	2018			2017
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$497,177	$5,649	4.61%	$470,005	$5,173	4.46%
Loans held for sale	2,439	25	4.16%	1,390	15	4.38%
Fed funds sold	18,506	67	1.49%	7,072	13	0.75%
Interest bearing bank balances	10,000	35	1.42%	7,000	15	0.87%
Securities (3)	62,673	372	2.40%	50,916	291	2.32%
Federal agency equities	1,401	8	2.32%	1,259	7	2.25%
CBB equity	116	—	—	116	—	—

Total earning assets	592,312	6,156	4.22%	537,758	5,514	4.16%

Allowance for loan losses	(4,708)			(5,712)
Non-earning assets	42,344			44,521

Total assets	$629,948			$576,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$202,198	$139	0.28%	$181,961	$112	0.25%
Savings	103,485	55	0.22%	108,414	58	0.22%
Time deposits	182,770	581	1.29%	163,990	464	1.15%

Total interest bearing deposits	488,453	773	0.64%	454,365	634	0.57%

Other borrowed funds
FHLB borrowings	222	1	1.83%	—	—	—
Capital Notes	5,000	50	4.06%	3,667	37	4.00%

Total interest-bearing liabilities	493,675	824	0.68%	458,032	671	0.59%

Non-interest bearing deposits	82,227			66,516
Other liabilities	1,199			1,049

Total liabilities	577,101			525,597
Stockholders’ equity	52,847			50,970

Total liabilities and Stockholders’ equity	$629,948			$576,567

Net interest income		$5,332			$4,843

Net interest margin			3.65%			3.65%

Interest spread			3.54%			3.56%

(1)	Net accretion or amortization of deferred loan fees and costs are included in interest income.

(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)	The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities. Assumed income tax rates of 21% and 34% were used for the first quarter of 2018 and 2017, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.	Controls and Procedures

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

There have been no significant changes during the three months ended March 31, 2018, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 21, 2018. There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2018

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2018

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 10, 2018

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2018 and 2017 (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2018 and 2017 (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three months ended March 31, 2018 and 2017; (vi) Notes to Unaudited Consolidated Financial Statements.

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2018

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2018

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 10, 2018

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2018 and 2017 (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2018 and 2017 (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three months ended March 31, 2018 and 2017; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: May 10, 2018	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President
(Principal Executive Officer)

Date: May 10, 2018	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)