Form 10-Q
period 2018-06-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2018-08-09
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,378,436 shares of Common Stock, par value $2.14 per share, were outstanding at August 8, 2018.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2018 unaudited)

	June 30,	December 31,
	2018	2017
Assets
Cash and due from banks	$25,717	$20,267
Federal funds sold	8,132	16,751

Total cash and cash equivalents	33,849	37,018

Securities held-to-maturity (fair value of $3,448 in 2018 and $5,619 in 2017)	3,706	5,713

Securities available-for-sale, at fair value	53,688	55,312
Restricted stock, at cost	1,462	1,505

Loans, net of allowance for loan losses of $4,688 in 2018 and 4,752 in 2017	523,730	491,022
Loans held for sale	5,815	2,626
Premises and equipment, net	11,995	12,055
Interest receivable	1,755	1,713
Cash value - bank owned life insurance	13,188	13,018
Other real estate owned	2,585	2,650
Income taxes receivable	1,339	1,366
Deferred tax asset, net	1,695	1,418
Other assets	1,059	925

Total assets	$655,866	$626,341

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$86,757	$74,102
NOW, money market and savings	328,082	307,987
Time	181,229	185,404

Total deposits	596,068	567,493

Capital notes	5,000	5,000
Interest payable	107	111
Other liabilities	2,167	2,072

Total liabilities	$603,342	$574,676

Commitments and Contingencies
Stockholders’ equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$—	$—

Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,378,436 as of June 30, 2018 and December 31, 2017	9,370	9,370
Additional paid-in-capital	31,495	31,495
Retained earnings	14,167	12,269
Accumulated other comprehensive (loss)	(2,508)	(1,469)

Total stockholders’ equity	$52,524	$51,665

Total liabilities and stockholders’ equity	$655,866	$626,341

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Interest Income
Loans	$6,195	$5,465	$11,869	$10,653
Securities
US Government and agency obligations	186	121	384	234
Mortgage backed securities	66	77	134	143
Municipals - taxable	83	80	162	149
Municipals - tax exempt	—	10	3	21
Dividends	23	28	31	35
Other (Corporates)	24	30	47	57
Interest bearing deposits	56	17	91	32
Federal Funds sold	92	23	159	36

Total interest income	6,725	5,851	12,880	11,360

Interest Expense
Deposits
NOW, money market savings	231	175	423	344
Time Deposits	625	486	1,206	951
FHLB borrowings	16	—	17	—
Capital notes 4% due 1/24/2022	50	50	100	87

Total interest expense	922	711	1,746	1,382

Net interest income	5,803	5,140	11,134	9,978

Provision for loan losses	315	445	337	545

Net interest income after provision for loan losses	5,488	4,695	10,797	9,433

Noninterest income
Gain on sales of loans held for sale	873	598	1,493	969
Service charges, fees and commissions	465	443	929	828
Increase in cash value of life insurance	85	87	170	173
Other	18	24	35	33
Gain on sales and calls of securities, net	—	52	—	62

Total noninterest income	1,441	1,204	2,627	2,065

Noninterest expenses
Salaries and employee benefits	2,832	2,396	5,545	4,776
Occupancy	360	365	755	737
Equipment	398	438	777	786
Supplies	140	123	289	257
Professional, data processing, and other outside expenses	837	697	1,652	1,377
Marketing	187	236	327	384
Credit expense	112	137	237	231
Other real estate expenses	86	24	126	36
FDIC insurance expense	99	88	200	191
Other	255	252	495	478

Total noninterest expenses	5,306	4,756	10,403	9,253

Income before income taxes	1,623	1,143	3,021	2,245

Income tax expense	323	356	598	698

Net Income	$1,300	$787	$2,423	$1,547

Weighted average shares outstanding - basic	4,378,436	4,378,436	4,378,436	4,378,436

Weighted average shares outstanding - diluted	4,378,436	4,378,519	4,378,481	4,378,527

Earnings per common share - basic	$0.30	$0.18	$0.55	$0.35

Earnings per common share - diluted	$0.30	$0.18	$0.55	$0.35

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2018 and 2017

(dollar amounts in thousands) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Net Income	$1,300	$787	$2,423	$1,547

Other comprehensive (loss) income:
Unrealized (losses) gains on securities available-for-sale	(240)	571	(1,316)	994
Tax effect	51	(194)	277	(338)
Reclassification adjustment for gains included in net income (1)	—	(52)	—	(62)
Tax effect (2)	—	17	—	21

Other comprehensive (loss) income, net of tax	(189)	342	(1,039)	615

Comprehensive income	$1,111	$1,129	$1,384	$2,162

(1)	Gains are included in “gain on sales and calls of securities, net” on the consolidated statements of income.
(2)	The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2018 and 2017

(dollar amounts in thousands) (unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net Income	$2,423	$1,547

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	434	396

Net amortization and accretion of premiums and discounts on securities	205	185
(Gain) on sales of available-for-sale securities	—	(62)
(Gain) on sales of loans held for sale	(1,493)	(969)
Proceeds from sales of loans held for sale	56,811	36,364
Origination of loans held for sale	(58,507)	(34,076)
Provision for loan losses	337	545
(Gain) loss on sale of other real estate owned	(5)	17
Impairment of other real estate owned	110	—
(Increase) in cash value of life insurance	(170)	(173)
(Increase) decrease in interest receivable	(42)	80
(Increase) decrease in other assets	(134)	70
Decrease (increase) in income taxes receivable	27	(77)
(Decrease) in interest payable	(4)	(10)
Increase in other liabilities	95	65

Net cash provided by operating activities	$87	$3,902

Cash flows from investing activities
Proceeds from calls of securities held-to-maturity	$2,000	$—
Purchases of securities available-for-sale	(998)	(15,481)

Proceeds from maturities, calls and paydowns of securities available-for-sale	1,108	2,013
Proceeds from sale of securities available-for-sale	—	5,749
(Purchase) of Federal Reserve Bank stock	—	(90)
Redemption (purchase) of Federal Home Loan Bank stock	43	(42)
Proceeds from sale of other real estate owned	525	253
Origination of loans, net of principal collected	(33,610)	(20,115)
Purchases of premises and equipment	(374)	(865)

Net cash (used in) investing activities	$(31,306)	$(28,578)

Cash flows from financing activities
Net increase in deposits	$28,575	$9,750
Net increase in repurchase agreements	—	5,000
Dividends paid to common stockholders	(525)	(525)
Proceeds fom sale of 4% capital notes due 1/24/2022	—	5,000

Net cash provided by financing activities	$28,050	$19,225

(Decrease) in cash and cash equivalents	(3,169)	(5,451)

Cash and cash equivalents at beginning of period	$37,018	$28,683

Cash and cash equivalents at end of period	$33,849	$23,232

Non cash transactions
Transfer of loans to other real estate owned	$565	$675
Fair value adjustment for securities available-for-sale	(1,316)	932

Cash transactions
Cash paid for interest	$1,750	$1,392
Cash paid for income taxes	650	775

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2018 and 2017

(dollars in thousands, except per share amounts) (unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	(Loss)	Total
Balance at December 31, 2016	4,378,436	$9,370	$31,495	$10,156	$(1,600)	$49,421

Net Income	—	—	—	1,547	—	1,547

Dividends paid on common stock ($0.12 per share)	—	—	—	(525)	—	(525)

Other comprehensive income	—	—	—	—	615	615

Balance at June 30, 2017	4,378,436	$9,370	$31,495	$11,178	$(985)	$51,058

Balance at December 31, 2017	4,378,436	$9,370	$31,495	$12,269	$(1,469)	$51,665

Net Income	—	—	—	2,423	—	2,423

Dividends paid on common stock ($0.12 per share)	—	—	—	(525)	—	(525)

Other comprehensive loss	—	—	—	—	(1,039)	(1,039)

Balance at June 30, 2018	4,378,436	$9,370	$31,495	$14,167	$(2,508)	$52,524

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2017. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2017 included in Financial’s Annual Report on Form 10-K. Results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Note 3 – Earnings Per Common Share (EPS)

Currently, only the option shares granted to certain officers and other employees of Financial pursuant to the Amended and Restated Stock Option Plan of 1999 Financial (the “1999 Plan”) are considered in calculating diluted earnings per share. The following is a summary of the earnings per share calculation for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$1,300,000	$787,000	$2,423,000	$1,547,000

Weighted average number of shares	4,378,436	4,378,436	4,378,436	4,378,436
Options effect of incremental shares	—	83	45	91

Weighted average diluted shares	4,378,436	4,378,519	4,378,481	4,378,527

Basic EPS (weighted avg shares)	$0.30	$0.18	$0.55	$0.35

Diluted EPS (Including Option Shares)	$0.30	$0.18	$0.55	$0.35

No option shares were excluded in calculating diluted earnings per share for any of the periods presented.

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Note 4 – Stock Based Compensation (continued)

Stock option plan activity for the six months ended June 30, 2018 is summarized below:

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (in years)	Value
Options outstanding, January 1, 2018	636	$12.79
Granted	—	—
Exercised	—	—
Forfeited	(636)	12.79

Options outstanding, June 30, 2018	—	$—	—	$—

Options exercisable, June 30, 2018	—	$—	—	$—

Intrinsic value is calculated by subtracting the exercise price of option shares from the market price of underlying shares as of June 30, 2018 and multiplying that amount by the number of options outstanding. No intrinsic value exists where the exercise price is greater than the market price on a given date.

All compensation expense related to the foregoing stock option plan has been recognized. The Company’s ability to grant additional options shares under the 1999 Plan has expired and no outstanding options remain outstanding from the 1999 Plan.

At the annual meeting of shareholders held on May 15, 2018, the shareholders approved the Bank of the James Financial Group, Inc. 2018 Equity Incentive Plan (the “2018 Incentive Plan”). The 2018 Incentive Plan permits the issuance of up to 250,000 shares of common stock for awards to key employees of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock awards and performance units. To date the Company has not awarded any equity compensation under the 2018 Incentive Plan.

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

Note 5 – Fair Value Measurements (continued)

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

Note 5 – Fair Value Measurements (continued)

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period.

		Carrying Value at June 30, 2018 (in thousands)
Description	Balance as of June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$1,810	$—	$1,810	$—
US agency obligations	23,078	—	23,078	—
Mortgage-backed securities	12,996	—	12,996	—
Municipals	12,028	—	12,028	—
Corporates	3,776	—	3,776	—

Total available-for-sale securities	$53,688	$—	$53,688	$—

		Carrying Value at December 31, 2017 (in thousands)
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$1,858	$	$1,858	$
US agency obligations	23,850	—	23,850	—
Mortgage-backed securities	13,388	—	13,388	—
Municipals	12,274	—	12,274	—
Corporates	3,942	—	3,942	—

Total available-for-sale securities	$55,312	$—	$55,312	$—

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

Note 5 – Fair Value Measurements (continued)

Loans held for sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended June 30, 2018. Gains and losses on the sale of loans are recorded within gains on sales of loans held for sale, net on the Consolidated Statements of Income.

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

		Carrying Value at June 30, 2018
Description	Balance as of June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$2,241	$—	$—	$2,241
Loans held for sale	5,815	—	5,815	—
Other real estate owned	2,585	—	—	2,585

*	Includes loans charged down to the net realizable value of the collateral.

		Carrying Value at December 31, 2017
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$2,523	$—	$—	$2,523
Loans held for sale	2,626	—	2,626	—
Other real estate owned	2,650	—	—	2,650

*	Includes loans charged down to the net realizable value of the collateral.

Note 5 – Fair Value Measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2018 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$2,241	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)

OREO	2,585	Discounted appraised value	Selling cost	0% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2017 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$2,523	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)

OREO	2,650	Discounted appraised value	Selling cost	0% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments and their placement in the fair value hierarchy at June 30, 2018 and December 31, 2017 was as follows (in thousands):

		Fair Value Measurements at June 30, 2018 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash and due from banks	$25,717	$25,717	$—	$—	$25,717
Fed funds sold	8,132	8,132	—	—	8,132
Securities
Available-for-sale	53,688	—	53,688	—	53,688
Held-to-maturity	3,706	—	3,448	—	3,448
Restricted stock	1,462		1,462	—	1,462
Loans, net (1)	523,730	—	—	511,265	511,265
Loans held for sale	5,815	—	5,815	—	5,815
Interest receivable	1,755	—	1,755	—	1,755
BOLI	13,188	—	13,188	—	13,188

Liabilities
Deposits	$596,068	$—	$596,664	$—	$599,664
Capital notes	5,000	—	4,670	—	4,670
Interest payable	107	—	107	—	107

		Fair Value Measurements at December 31, 2017 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash and due from banks	$20,267	$20,267	$—	$—	$20,267
Fed funds sold	16,751	16,751			16,751
Securities
Available-for-sale	55,312	—	55,312	—	55,312
Held-to-maturity	5,713	—	5,619	—	5,619
Restricted stock	1,505	—	1,505		1,505
Loans, net (1)	491,022	—	—	492,397	492,397
Loans held for sale	2,626	—	2,626	—	2,626
Interest receivable	1,713	—	1,713	—	1,713
BOLI	13,018	—	13,018	—	13,018

Liabilities
Deposits	$567,493	$—	$568,224	$—	$568,224
Capital notes	5,000	—	5,310		5,310
Interest payable	111	—	111	—	111

(1)

Carrying amount is net of unearned income and the Allowance. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of June 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

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

Note 7 - Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of June 30, 2018 and December 31, 2017 (amounts in thousands):

	June 30, 2018
	Amortized	Gross Unrealized		Fair Value
	Costs	Gains	(Losses)
Held-to-Maturity
US agency obligations	$3,706	$—	$(258)	$3,448

Available-for-Sale
US Treasuries	1,959	—	(149)	1,810
US agency obligations	24,792	5	(1,719)	23,078
Mortgage-backed securities	13,519	3	(526)	12,996
Municipals	12,485	1	(458)	12,028
Corporates	4,109	—	(333)	3,776

	$56,684	$9	$(3,185)	$53,688

	December 31, 2017
	Amortized	Gross Unrealized		Fair Value
	Costs	Gains	(Losses)
Held-to-Maturity
US agency obligations	$5,713	$8	$(102)	$5,619

Available-for-Sale
US Treasuries	1,956	—	(98)	1,858
US agency obligations	24,881	5	(1,036)	23,850
Mortgage-backed securities	13,662	2	(276)	13,388
Municipals	12,556	16	(298)	12,274
Corporates	4,117	—	(175)	3,942

	$57,172	$23	$(1,883)	$55,312

Note 7 – Securities (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2018 and December 31, 2017 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2018	Value	Losses	Value	Losses	Value	Losses
Description of securities
Held-to-maturity
US agency obligations	$2,436	$167	$1,270	$91	$3,706	$258

Available-for-sale
US Treasuries	—	—	1,810	149	1,810	149
US agency obligations	11,086	567	11,995	1,152	23,081	1,719
Mortgage-backed securities	963	31	11,236	495	12,199	526
Municipals	213	10	11,305	448	11,518	458
Corporates	—	—	3,776	333	3,776	333

Total	$12,262	$608	$40,122	$2,577	$52,384	$3,185

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
Description of securities
Held-to-maturity
US agency obligations	$2,367	$70	$1,243	$32	$3,610	$102

Available-for-sale
US Treasuries	—	—	1,858	98	1,858	98
US agency obligations	11,465	215	12,379	821	23,844	1,036
Mortgage-backed securities	2,802	26	9,712	250	12,514	276
Municipals	4,823	41	5,644	257	10,467	298
Corporates	—	—	3,942	175	3,942	175

Total	$19,090	$282	$33,535	$1,601	$52,625	$1,883

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

Note 7 – Securities (continued)

At June 30, 2018, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of June 30, 2018, the Bank owned 60 securities in an unrealized loss position that were being evaluated for other than temporary impairment. Eleven of these securities were S&P rated AAA, 46 were rated AA and three were rated A. As of June 30, 2018, 33 of these securities were direct obligations of the U.S. government or government sponsored entities, 22 were municipal issues, and five were investments in domestic corporate issued securities.

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

There were no gross gains on available-for-sale securities during the three and six month periods ended June 30, 2018 compared to $52 and $62 for the same respective periods in 2017. There were no losses on sales of available-for-sale securities and no sales of held-to-maturity securities during the three and six month periods ended June 30, 2018 and 2017.

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

Note 8 – Business Segments (continued)

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three and six months ended June 30, 2018 and 2017 was as follows (dollars in thousands):

Business Segments

	Community
	Banking	Mortgage	Total
Six months ended June 30, 2018
Net interest income	$11,134	$—	$11,134
Provision for loan losses	337	—	337

Net interest income after provision for loan losses	10,797	—	10,797
Noninterest income	1,132	1,495	2,627
Noninterest expenses	9,207	1,196	10,403

Income before income taxes	2,722	299	3,021
Income tax expense	546	52	598

Net income	$2,176	$247	$2,423

Total assets	$649,809	$6,057	$655,866

Six months ended June 30, 2017
Net interest income	$9,978	$—	$9,978
Provision for loan losses	545	—	545

Net interest income after provision for loan losses	9,433	—	9,433
Noninterest income	1,096	969	2,065
Noninterest expenses	8,489	764	9,253

Income before income taxes	2,040	205	2,245
Income tax expense	630	68	698

Net income	$1,410	$137	$1,547

Total assets	$592,998	$2,639	$595,637

	Community
	Banking	Mortgage	Total
Three months ended June 30, 2018
Net interest income	$5,803	$—	$5,803
Provision for loan losses	315	—	315

Net interest income after provision for loan losses	5,488	—	5,488
Noninterest income	566	875	1,441
Noninterest expenses	4,603	703	5,306

Income before income taxes	1,451	172	1,623
Income tax expense	298	25	323

Net income	$1,153	$147	$1,300

Total assets	$649,809	$6,057	$655,866

Three months ended June 30, 2017
Net interest income	$5,140	$—	$5,140
Provision for loan losses	445	—	445

Net interest income after provision for loan losses	4,695	—	4,695
Noninterest income	606	598	1,204
Noninterest expenses	4,361	395	4,756

Income before income taxes	940	203	1,143
Income tax expense	289	67	356

Net income	$651	$136	$787

Total assets	$592,998	$2,639	$595,637

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

Loan		Loan Classes:
Segments:

	Commercial		Commercial and industrial loans

	Commercial real estate		Commercial mortgages – owner occupied

Commercial mortgages – non-owner occupied

Commercial construction

	Consumer		Consumer unsecured

Consumer secured

	Residential		Residential mortgages

Residential consumer construction

Note 9 – Loans, allowance for loan losses and OREO (continued)

A summary of loans, net is as follows (dollars in thousands):

	As of:
	June 30,	December 31,
	2018	2017
Commercial	$102,618	$96,127
Commercial real estate	278,494	251,807
Consumer	84,195	83,746
Residential	63,111	64,094

Total loans (1)	528,418	495,774

Less allowance for loan losses	4,688	4,752

Net loans	$523,730	$491,022

(1)	Includes net deferred costs and premiums of $674 and $940 as of June 30, 2018 and December 31, 2017, respectively.

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

Note 9 – Loans, allowance for loan losses and OREO (continued)

Loans on Non-Accrual Status

(dollars in thousands)

	As of
	June 30, 2018	December 31, 2017
Commercial	$763	$727
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	1,495	1,465
Commercial Mortgages-Non-Owner Occupied	210	468
Commercial Construction	30	—
Consumer
Consumer Unsecured	1	—
Consumer Secured	390	566
Residential:
Residential Mortgages	252	1,025
Residential Consumer Construction	54	58

Totals	$3,195	$4,309

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. OREO decreased to $2,585 on June 30, 2018 from $2,650 on December 31, 2017. The following table represents the changes in OREO balance during the six months ended June 30, 2018 and year ended December 31, 2017.

OREO Changes

(dollars in thousands)

	Six months ended	Year ended
	June 30, 2018	December 31, 2017
Balance at the beginning of the year (net)	$2,650	$2,370
Transfers from loans	565	815
Capitalized costs	—	40
Valuation adjustments	(110)	(60)
Sales proceeds	(525)	(514)
Gain (loss) on disposition	5	(1)

Balance at the end of the period (net)	$2,585	$2,650

At June 30, 2018 and December 31, 2017, the Company had $0 of consumer mortgage loans secured by residential real estate for which foreclosure was in process. The Company held seven residential real estate properties carried on the books in other real estate owned at a value of $545 as of June 30, 2018 and three residential real estate properties carried on the books at a value of $520 in other real estate owned as of December 31, 2017.

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the Six months Ended June 30, 2018
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2018	Investment	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded:
Commercial	$755	$866	$—	$840	$7
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,308	2,408	—	2,368	72
Commercial Mortgage Non-Owner Occupied	171	171	—	423	8
Commercial Construction	30	713	—	15	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	160	161	—	220	7
Residential
Residential Mortgages	1,443	1,513	—	1,512	37
Residential Consumer Construction	—	—	—	—	—

With An Allowance Recorded:
Commercial	$353	$749	$168	$335	$6
Commercial Real Estate
Commercial Mortgages-Owner Occupied	508	508	72	587	15
Commercial Mortgage Non-Owner Occupied	205	205	48	139	6
Commercial Construction	—	—	—	85	—
Consumer
Consumer Unsecured	2	2	2	2	—
Consumer Secured	323	330	132	375	6
Residential
Residential Mortgages	—	—	—	76	—
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$1,108	$1,615	$168	$1,175	$13
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,816	2,916	72	2,955	87
Commercial Mortgage Non-Owner Occupied	376	376	48	562	14
Commercial Construction	30	713	—	100	—
Consumer
Consumer Unsecured	2	2	2	2	—
Consumer Secured	483	491	132	595	13
Residential
Residential Mortgages	1,443	1,513	—	1,588	37
Residential Consumer Construction	—	—	—	—	—

	$6,258	$7,626	$422	$6,977	$164

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2017
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2017	Investment	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded:
Commercial	$925	$1,505	$—	$812	$54
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,427	2,539	—	2,723	179
Commercial Mortgage Non-Owner Occupied	675	690	—	512	30
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	279	283	—	149	11
Residential
Residential Mortgages	1,580	1,673	—	1,568	63
Residential Consumer Construction	—	—	—	—	—

With An Allowance Recorded:
Commercial	$317	$323	$112	$919	$16
Commercial Real Estate
Commercial Mortgages-Owner Occupied	665	665	93	1,126	39
Commercial Mortgage Non-Owner Occupied	73	73	18	74	5
Commercial Construction	169	695	79	169	—
Consumer
Consumer Unsecured	2	2	2	1	—
Consumer Secured	427	445	255	269	11
Residential
Residential Mortgages	151	178	4	425	3
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$1,242	$1,828	$112	$1,731	$70
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,092	3,204	93	3,849	218
Commercial Mortgage Non-Owner Occupied	748	763	18	586	35
Commercial Construction	169	695	79	169	—
Consumer
Consumer Unsecured	2	2	2	1	—
Consumer Secured	706	728	255	418	22
Residential
Residential Mortgages	1,731	1,851	4	1,993	66
Residential Consumer Construction	—	—	—	—	—

	$7,690	$9,071	$563	$8,747	$411

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Six months Ended June 30, 2018
		Commercial
2018	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$1,264	$1,738	$1,172	$578	$4,752
Charge-offs	(215)	(142)	(186)	(12)	(555)
Recoveries	101	3	50	—	154
Provision	356	105	(130)	6	337

Ending Balance	$1,506	$1,704	$906	$572	$4,688

Ending Balance: Individually evaluated for impairment	$168	$120	$134	$—	$422

Ending Balance: Collectively evaluated for impairment	1,338	1,584	772	572	4,266

Totals:	$1,506	$1,704	$906	$572	$4,688

Loans:

Ending Balance: Individually evaluated for impairment	$1,108	$3,222	$485	$1,443	$6,258

Ending Balance: Collectively evaluated for impairment	101,510	275,272	83,710	61,668	522,160

Totals:	$102,618	$278,494	$84,195	$63,111	$528,418

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Year Ended December 31, 2017
		Commercial
2017	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$2,192	$2,109	$954	$461	$5,716
Charge-offs	(1,652)	(91)	(246)	(105)	(2,094)
Recoveries	6	41	51	39	137
Provision	718	(321)	413	183	993

Ending Balance	$1,264	$1,738	$1,172	$578	$4,752

Ending Balance: Individually evaluated for impairment	$112	$190	$257	$4	$563

Ending Balance: Collectively evaluated for impairment	1,152	1,548	915	574	4,189

Totals:	$1,264	$1,738	$1,172	$578	$4,752

Loans:

Ending Balance: Individually evaluated for impairment	$1,242	$4,009	$708	$1,731	$7,690

Ending Balance: Collectively evaluated for impairment	94,885	247,798	83,038	62,363	488,084

Totals:	$96,127	$251,807	$83,746	$64,094	$495,774

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Loans as of
	June 30, 2018
	(dollars in thousands)
			Greater				Recorded Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
2018	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$114	$161	$395	$670	$101,948	$102,618	$—

Commercial Real Estate:
Commercial Mortgages- Owner Occupied	493	—	597	1,090	101,027	102,117	—
Commercial Mortgages-Non-Owner Occupied	145	130	—	275	162,660	162,935	—
Commercial Construction	253	296	30	579	12,863	13,442	—
Consumer:
Consumer Unsecured	1	1	—	2	7,619	7,621	—
Consumer Secured	307	101	216	624	75,950	76,574	—
Residential:
Residential Mortgages	649	127	213	989	54,059	55,048	—
Residential Consumer Construction	—	—	54	54	8,009	8,063	—

Total	$1,962	$816	$1,505	$4,283	$524,135	$528,418	$—

	Age Analysis of Past Due Loans as of
	December 31, 2017
	(dollars in thousands)
			Greater				Recorded Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
2017	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$320	$—	$250	$570	$95,557	$96,127	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	904	64	177	1,145	92,504	93,649	—
Commercial Mortgages-Non-Owner Occupied	—	361	299	660	138,101	138,761	—
Commercial Construction	—	—	169	169	19,228	19,397	—
Consumer:
Consumer Unsecured	3	—	—	3	6,977	6,980	—
Consumer Secured	245	139	462	846	75,920	76,766	—
Residential:
Residential Mortgages	706	414	532	1,652	51,545	53,197	—
Residential Consumer Construction	—	—	58	58	10,839	10,897	—

Total	$2,178	$978	$1,947	$5,103	$490,671	$495,774	$—

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Credit Quality Information - by Class
	June 30, 2018
	(dollars in thousands)
2018	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$100,317	$723	$382	$1,196	$—	$102,618
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	92,813	2,799	3,634	2,871	—	102,117
Commercial Mortgages-Non Owner Occupied	159,790	1,577	1,092	476	—	162,935
Commercial Construction	13,412	—	—	30	—	13,442
Consumer
Consumer Unsecured	7,606	—	13	2	—	7,621
Consumer Secured	75,843	66	89	576	—	76,574
Residential:
Residential Mortgages	53,033	—	239	1,776	—	55,048
Residential Consumer Construction	8,009	—	—	54	—	8,063

Totals	$510,823	$5,165	$5,449	$6,981	$—	$528,418

	Credit Quality Information - by Class
	December 31, 2017
	(dollars in thousands)
2017	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$93,571	$1,217	$4	$1,335	$—	96,127
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	83,834	2,926	3,734	3,155	—	93,649
Commercial Mortgages-Non Owner Occupied	135,855	1,898	152	856	—	138,761
Commercial Construction	18,423	—	805	169	—	19,397
Consumer
Consumer Unsecured	6,978	—	—	2	—	6,980
Consumer Secured	75,774	90	—	902	—	76,766
Residential:
Residential Mortgages	50,816	—	241	2,140	—	53,197
Residential Consumer Construction	10,839	—	—	58	—	10,897

Totals	$476,090	$6,131	$4,936	$8,617	$—	$495,774

Note 9 – Loans, allowance for loan losses and OREO (continued)

Troubled Debt Restructurings (TDR)

There were no loan modifications that would have been classified as TDRs during the three and six months ended June 30, 2018 and 2017.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three and six months ended June 30, 2018 and 2017.

At June 30, 2018 and December 31, 2017, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

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

Note 11 – Recent accounting pronouncements (continued)

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

In June 2018, the FASB issued ASU 2018-07, “Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The amendments expand the scope

Note 11 – Recent accounting pronouncements (continued)

of Topic 718 to include share-based payments issued to nonemployees for goods or services and supersedes Subtopic 505-50. As a result, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

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

June 30, 2018 (in thousands)
Commitments to extend credit	$127,019
Letters of Credit	3,034

Total	$130,053

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of June 30, 2018 and December 31, 2017 and the results of operations of Financial for the three and six month periods ended June 30, 2018 and 2017. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

June 30, 2018 as Compared to December 31, 2017

Total assets were $655,866,000 on June 30, 2018 compared with $626,341,000 at December 31, 2017, an increase of 4.71%. The increase in total assets was primarily due to growth in the loan portfolio which was funded primarily by the increase in deposits.

Total deposits increased from $567,493,000 as of December 31, 2017 to $596,068,000 on June 30, 2018, an increase of 5.04%. The increase resulted in large part from increases in non-interest bearing demand deposits and an increase in NOW, money market, and savings accounts. NOW, money market, and savings deposits increased from $307,987,000 on December 31, 2017 to $328,082,000 on June 30, 2018. Noninterest bearing demand deposits increased from $74,102,000 on December 31, 2017 to $86,757,000 on June 30, 2018. Time deposits decreased from $185,404,000 on December 31, 2017 to $181,229,000 on June 30, 2018.

Total loans, excluding loans held for sale, increased to $528,418,000 on June 30, 2018 from $495,774,000 on December 31, 2017. Loans, excluding loans held for sale and net of deferred fees and costs and the allowance for loan losses, increased to $523,730,000 on June 30, 2018 from $491,022,000 on December 31, 2017, an increase of 6.66%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	June 30, 2018		December 31, 2017
	Amount	Percentage	Amount	Percentage
Commercial	$102,618	19.42%	$96,127	19.39%
Commercial Real Estate	278,494	52.71%	251,807	50.79%
Consumer	84,195	15.93%	83,746	16.89%
Residential	63,111	11.94%	64,094	12.93%

Total loans	$528,418	100.00%	$495,774	100.00%

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned (“OREO”) decreased to $5,780,000 on June 30, 2018 from $6,959,000 on December 31, 2017. OREO decreased to $2,585,000 on June 30, 2018 from $2,650,000 on December 31, 2017. This decrease was due in large part to a downward adjustment of the carrying value of certain OREO resulting from a change in appraised value and the Bank’s ability to sell OREO properties during the six months ended June 30, 2018 and was offset in part by new foreclosures during the period. Non-performing loans decreased from $4,309,000 at December 31, 2017 to $3,195,000 at June 30, 2018. As discussed in more detail below under “Results of Operations—Allowance for Loan Losses,” management has provided for the anticipated losses on these loans in the allowance for loan losses. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for loan losses charged against earnings.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure or deeds in lieu of foreclosure. On December 31, 2017, the Bank was carrying seven OREO properties on its books at a value of $2,650,000. During the six months ended June 30, 2018, the Bank acquired seven additional OREO properties and disposed of three OREO properties, and as of June 30, 2018 the Bank is carrying eleven OREO properties at a value of $2,585,000. The OREO properties are available for sale and are being actively marketed.

The Bank had loans in the amount of $432,000 at June 30, 2018 classified as performing Troubled Debt Restructurings (“TDRs”) as compared to $440,000 at December 31, 2017. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

Cash and cash equivalents decreased to $33,849,000 on June 30, 2018 from $37,018,000 on December 31, 2017. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). The decrease in cash and cash equivalents was due primarily to an decrease in federal funds sold, the proceeds of which were used to fund loans. In addition, in April, the Bank repaid an FHLB advance in the amount of $10,000,000. Cash and cash equivalents are subject to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts.

Securities held-to-maturity decreased to $3,706,000 on June 30, 2018 from $5,713,000 on December 31, 2017. This decrease resulted from the maturity of a security with a par value of $2,000,000 during the quarter. Securities available-for-sale, which are carried on the balance sheet at fair market value, decreased to $53,688,000 on June 30, 2018, from $55,312,000 on December 31, 2017. The decrease resulted from the normal amortization of and principal payments on mortgage-backed securities in the available-for-sale portfolio along with a decrease in fair value related to an increase in interest rates. During the six months ended June 30, 2018 the Bank received $1,108,000 in proceeds from calls, maturities, and paydowns of securities available-for-sale and $0 in proceeds from the sale of securities available-for-sale. The Bank purchased $998,000 in securities available-for sale during the same period.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $564,000 at June 30, 2018 and $607,000 at December 31, 2017, a decrease of $43,000. This decrease is attributable to the FHLBA’s redemption of stock as a result of the repayment of the $10,000,000 advance noted above. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At June 30, 2018, Financial, on a consolidated basis, had liquid assets of $87,537,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, and available-for-sale investments. Of this amount, approximately $16,638,000 (representing current book value) of the available-for-sale securities are pledged as collateral with $8,183,000 pledged as security for public deposits, and $8,455,000 pledged as security on a line of credit the Bank may draw on from time to time to meet liquidity needs. This line of credit currently has a zero balance. Management believes that liquid assets were adequate at June 30, 2018. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, if additional liquidity is needed, the Bank has the ability to purchase federal funds on the open market, borrow from the FHLBA using loans or investments within the Bank’s portfolio as collateral, and to borrow from the Federal Reserve Bank’s discount window.

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

At June 30, 2018, the Bank had a leverage ratio of approximately 9.08%, a Tier 1 risk-based capital ratio and a CET1 ratio of approximately 11.24% and a total risk-based capital ratio of approximately 12.13%. As of June 30, 2018 and December 31, 2017 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of June 30, 2018 and December 31, 2017:

Bank Level Only Capital Ratios

	June 30,	December 31,
Analysis of Capital (in 000’s)	2018	2017
Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	22,325	22,325
Retained earnings	33,713	31,069

Total Tier 1 capital	$59,780	$57,136

Common Equity Tier 1 Capital (CET1)	$59,780	$57,136

Tier 2 capital
Allowance for loan losses	$4,688	$4,752

Total Tier 2 capital:	$4,688	$4,752

Total risk-based capital	$64,468	$61,888

Risk weighted assets	$531,673	$513,419
Average total assets	$658,588	$626,422

	Actual		Regulatory Benchmarks
			For Capital	For Well
	June 30,	December 31,	Adequacy	Capitalized
	2018	2017	Purposes (1)	Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.08%	9.12%	4.00%	5.00%
Common Equity Tier 1 Ratio	11.24%	11.13%	7.00%	6.50%
Tier 1 risk-based capital ratio	11.24%	11.13%	8.50%	8.00%
Total risk-based capital ratio	12.13%	12.05%	10.50%	10.00%

(1)	Includes the capital conservation buffer after full phase-in.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $1,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis at June 30, 2018 would be slightly lower than those of the Bank.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

Earnings Summary

Financial had net income including all operating segments of $1,300,000 and $2,423,000 for the three and six months ended June 30, 2018, compared to $787,000 and $1,547,000 for the comparable periods in 2017. Basic and diluted earnings per common share for the three and six months ended June 30, 2018 were $0.30 and $0.55, compared to basic and diluted earnings per share of $0.18 and $0.35 for the three and six months ended June 30, 2017.

The increase in net income for the three and six months ended June 30, 2018 as compared to the prior year was due primarily to an increase in net interest income and non-interest income and was partially offset by an increase in non-interest expense. Non-interest expense increased in large part because of the Bank’s continued emphasis on growth in Charlottesville, Harrisonburg, and Roanoke. These efforts resulted in increases in personnel, professional, data processing, and other outside expenses.

Also as discussed below under Income Taxes, the reduction in both income tax expense and the effective rate due to the passage of the Tax and Jobs Act of 2017 contributed to the increase in net income for the three and six months ended June 30, 2018 as compared to the same periods in 2017.

These operating results represent an annualized return on average stockholders’ equity of 9.67% and 9.15% for the three and six months ended June 30, 2018, compared with 6.13% and 6.09% for the three and six months ended June 30, 2017. This increase for the three and six months was a direct result of the increase in net income. The Company had an annualized return on average assets of 0.79% and 0.76% for the three and six months ended June 30, 2018 compared with 0.54% and 0.54% for the same periods in 2017. The increase for the three and six months ended June 30, 2018 largely resulted from an increase in net income.

See “Non-Interest Income” below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

Interest income increased to $6,725,000 and $12,880,000 for the three and six months ended June 30, 2018 from $5,851,000 and $11,360,000 for the same periods in 2017, increases of 14.94% and 13.38%, respectively. Interest income increased primarily because of increased balances in the loan portfolio and increases in interest rates tied to floating rate loans. The average rate received on earning assets increased from 4.26% and 4.21% to 4.33% and 4.27% for the three and six months ended June 30, 2018 from the comparable periods in 2017. The rate on total average earning assets increased for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017 primarily because of multiple short term rate increases by the FOMC, which, as noted above, resulted in an increase in the rates paid by borrowers on floating rate loans.

Interest expense increased to $922,000 and $1,746,000 for the three and six months ended June 30, 2018 from $711,000 and $1,382,000 for the same periods in 2017, increases of 29.68% and $26.34%. The increase in interest expense resulted primarily from an increase on the rates paid on and balances of deposits. The Bank’s average rate paid on interest bearing deposits was 0.69% and 0.70% during the three and six month periods ended June 30, 2018 as compared to 0.63% and 0.63% for the same periods in 2017.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and six months ended June 30, 2018 was $5,803,000 and $11,134,000 as compared to $5,140,000 and $9,978,000 for the same periods in 2017, increases of 12.90% and 11.59%. The increase in net interest income for the three and six months ended June 30, 2018 as compared with the comparable periods in 2017 primarily is attributable to the increase in interest income resulting from increased loan balances and the previously discussed increase in short term rates by the FOMC. The net interest margin was 3.74% and 3.69% for the three and six months ended June 30, 2018 as compared with 3.74% and 3.70% for the same periods in 2017.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I below.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, gains on sales of mortgage loans held for sale, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency. Non-interest income increased to $1,441,000 and $2,627,000 for the three and six months ended June 30, 2018 from $1,204,000 and $2,065,000 for the three and six months ended June 30, 2017.

This increase for the three and six months ended June 30, 2018 as compared to the same periods last year was due primarily due to an increase in gains on sales of loans held for sale from $598,000 and $969,000 for the three and six months ended June 30, 2017 to $873,000 and $1,493,000 for the period ended June 30, 2018 as well slight increases in service charges, fees, and commissions from the comparable periods ended June 30, 2017.

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

Purchase mortgage originations totaled $25,400,000 and $41,485,000, or 76.14% and 70.91% of the total mortgage loans originated in the three and six months ended June 30, 2018 as compared to $16,179,000 and $22,201,000, or 76.67% and 65.15%% of the total mortgage loans originated in the same periods in 2017. The increase in the volume of purchase mortgage originations for the three and six months of 2018 resulted from the Bank’s increased presence in the Charlottesville, Harrisonburg, Roanoke, and recently, Blacksburg markets as well as continually favorable longer-term interest rates. However, despite the increase in longer-term rates, refinancing activity continued primarily due to the relatively low interest rate environment as compared to long-term historical interest rate levels. Management anticipates that purchase mortgage originations going forward will represent a majority of mortgage originations as they have in the recent past.

Management anticipates that residential mortgage rates will remain stable or trend upward during the remainder of 2018. Management expects that the Mortgage division’s reputation in Region 2000, steady residential real estate inventory and the recent hiring of additional mortgage loan originators in Roanoke, Harrisonburg and Charlottesville, and Blacksburg, will result in strong mortgage originations through the remainder of 2018. In addition, Management believes that regulatory pressure may result in a decreased number of competitors to the Mortgage division and this could result in an increase in market share. Management also believes that in the event that interest rates rise, revenue from the mortgage segment could be under pressure.

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

Non-Interest Expense

Non-interest expense for the three and six months ended June 30, 2018 increased to $5,306,000 and $10,403,000 from $4,756,000 and $9,253,000, increases of 11.56% and 12.43% from the comparable periods in 2017. This increase resulted from increases for personnel expense primarily related to the expansion into Charlottesville, Harrisonburg, and Roanoke, as well as increases in professional fees, data processing and outside expenses, and other real estate expense. Total personnel expense was $2,832,000 and $5,545,000 for the three and six month periods ended June 30, 2018 as compared to $2,396,000 and $4,776,000 for the same periods in 2017.

Allowance and Provision for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The provision for the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon two components – specific impairment and general reserves. As discussed below, loans having a risk rating of 7 or below that are significantly past due, and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due as well as all TDRs, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, and loan performance measures. Based on the application of the loan loss calculation, the Bank provided $315,000 and $337,000 to the allowance for loan losses for the three and six month periods ended June 30, 2018. This compares to provisions of $445,000 and $545,000 for the comparable periods in 2017, representing decreases of 29.21% and 38.17%.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for loan losses and constitute a realized loss. Charged-off loans were $315,000 and $555,000 for the three and six months ended June 30, 2018 as compared to $96,000 and $226,000 for the comparable periods in 2017. While a charged off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. In the three and six months ended June 30, 2018, the Bank had recoveries of charged-off loans of $17,000 and $154,000 as compared with $67,000 and $97,000 for the comparable periods in 2017.

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. As set forth in the tables below, the Bank’s allowance arising from the specific impairment evaluation as of June 30, 2018 decreased slightly as compared to December 31, 2017.

For the three and six months ended June 30, 2018, the Bank had a minimal change in asset quality from December 31, 2017. As shown in the table below, the total balance in the allowance decreased, from $4,752,000 as of December 31, 2017 to $4,688,000 on June 30, 2018. The allowance for loan losses as a percent of loans decreased to 0.89% as of June 30, 2018 from 0.96% as of December 31, 2017 due to an increase in the Bank’s loan balances and the slight decrease in the reserve. Increased loan balances during the quarter led to an increase in the balance of the general reserve as of June 30, 2018 as compared to December 31, 2017, but this increase was more than offset by a decrease in specific reserves when comparing the same periods. The allowance for loan losses as a percent of unimpaired loans decreased to 0.82% as of June 30, 2018 from 0.86% as of December 31, 2017 due to decrease in the amount of the reserve associated with home equity lines of credit. The allowance for loan losses as a percentage of unimpaired loans primarily decreased from the prior year end based on management’s updated evaluation of the underlying factors measured in the qualitative portion of the general reserve, taking into consideration asset quality as well as the other metrics evaluated in the analysis. Management believes that the current allowance for loan losses is adequate.

The following tables summarize the allowance activity for the periods indicated:

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands)
	As of and For the Six Months Ended June 30, 2018
2018	Commercial	Commercial Real Estate	Consumer		Residential	Total
Allowance for Loan Losses:
Beginning Balance	$1,264	$1,738	$1,172		$578	$4,752
Charge-offs	(215)	(142)	(186)		(12)	(555)
Recoveries	101	3	50		—	154
Provision	356	105	(130	)(1)	6	337

Ending Balance	$1,506	$1,704	$906		$572	$4,688

Ending Balance: Individually evaluated for impairment	$168	$120	$134		$—	$422

Ending Balance: Collectively evaluated for impairment	1,338	1,584	772		572	4,266

Totals:	$1,506	$1,704	$906		$572	$4,688

Loans:

Ending Balance: Individually evaluated for impairment	$1,108	$3,222	$485		$1,443	$6,258

Ending Balance: Collectively evaluated for impairment	101,510	275,272	83,710		61,668	522,160

Totals:	$102,618	$278,494	$84,195		$63,111	$528,418

(1)	The experience within the historical charge-off period used to calculate the allowance has improved which reduced the need for a provision relating to this segment.

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands)
	As of and For the Year Ended December 31, 2017
2017	Commercial	Commercial Real Estate		Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$2,192	$2,109		$954	$461	$5,716
Charge-offs	(1,652)	(91)		(246)	(105)	(2,094)
Recoveries	6	41		51	39	137
Provision	718	(321	)(1)	413	183	993

Ending Balance	$1,264	$1,738		$1,172	$578	$4,752

Ending Balance: Individually evaluated for impairment	$112	$190		$257	$4	$563

Ending Balance: Collectively evaluated for impairment	1,152	1,548		915	574	4,189

Totals:	$1,264	$1,738		$1,172	$578	$4,752

Loans:

Ending Balance: Individually evaluated for impairment	$1,242	$4,009		$708	$1,731	$7,690

Ending Balance: Collectively evaluated for impairment	94,885	247,798		83,038	62,363	488,084

Totals:	$96,127	$251,807		$83,746	$64,094	$495,774

(2)	The experience within the historical charge-off period used to calculate the allowance has improved which reduced the need for a provision relating to this segment.

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended June 30, (in thousands)		Six months ended June 30, (in thousands)
	2018	2017	2018	2017
Balance, beginning of period	$4,671	$5,716	$4,752	$5,716
Provision for loan losses	315	445	337	545
Loans charged off	(315)	(96)	(555)	(226)
Recoveries of loans charged off	17	67	154	97

Net (charge offs)	(298)	(29)	(401)	(129)

Balance, end of period	$4,688	$6,132	$4,688	$6,132

No nonaccrual loans were excluded from the impaired loan disclosures at June 30, 2018 and December 31, 2017. If interest on these loans had been accrued, such income cumulatively would have approximated $381,000 and $472,000 on June 30, 2018 and December 31, 2017, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

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

Income Taxes

For the three and six months ended June 30, 2018, Financial had an income tax expense of $323,000 and $598,000 as compared to $356,000 and $698,000 for the three and six months ended June 30, 2017. This represents an effective tax rate of 19.90% and 19.79% for the three and six months ended June 30, 2018 as compared with 31.15% and 31.09% for the three and six months ended June 30, 2017. Our effective rate was lower than the statutory corporate tax rate in both quarters because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance and certain tax free municipal securities. The decrease in the expense, despite an increase in net income, as well as the decrease in the effective rate from June 30, 2017 is due to the decrease in our applicable corporate income tax rate following the passage of the Tax and Jobs Act of 2017 from 34% in the 2017 periods to 21% in the 2018 periods.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended June 30, 2018 and 2017

(dollars in thousands)

	2018			2017
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$523,634	$6,158	4.72%	$477,512	$5,440	4.57%
Loans held for sale	3,706	37	4.00%	2,347	25	4.27%
Fed funds sold	20,432	92	1.81%	9,103	23	1.01%
Interest bearing bank balances	12,595	56	1.78%	7,000	17	0.97%
Securities (3)	60,959	359	2.36%	54,130	323	2.39%
Federal agency equities	1,514	23	6.09%	1,344	28	8.36%
CBB equity	116	—	—	116	—	—

Total earning assets	622,956	6,725	4.33%	551,552	5,856	4.26%

Allowance for loan losses	(4,662)			(5,742)
Non-earning assets	42,284			42,357

Total assets	$660,578			$588,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$210,539	$189	0.36%	$142,254	$117	0.33%
Savings	103,065	42	0.16%	108,019	58	0.22%
Time deposits	182,790	625	1.37%	169,336	486	1.15%

Total interest bearing deposits	496,394	856	0.69%	419,609	661	0.63%

Other borrowed funds
Repurchase agreements	—	—	—	275	—	—
FHLB borrowings	3,187	16	2.01%	—	—	—
Capital Notes	5,000	50	4.00%	5,000	50	4.00%

Total interest-bearing liabilities	504,581	922	0.73%	424,884	711	0.67%

Non-interest bearing deposits	100,985			110,878
Other liabilities	1,099			922

Total liabilities	606,665			536,684

Stockholders’ equity	53,913			51,483

Total liabilities and Stockholders’ equity	$660,578			$588,167

Net interest income		$5,803			$5,145

Net interest margin			3.74%			3.74%

Interest spread			3.60%			3.59%

(1)	Net accretion or amortization of deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)

The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities. Assumed income tax rates of 21% and 34% were used for the second quarter of 2018 and 2017, respectively.

Net Interest Margin Analysis

Average Balance Sheets

For the Six Months Ended June 30, 2018 and 2017

(dollars in thousands)

	2018			2017
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$510,479	$11,807	4.66%	$473,779	$10,613	4.52%
Loans held for sale	3,076	62	4.06%	1,871	40	4.31%
Federal funds sold	19,474	159	1.65%	8,093	36	0.90%
Interest bearing bank balances	12,071	91	1.52%	7,000	32	0.92%
Securities (3)	61,811	730	2.38%	52,532	615	2.36%
Federal agency equities	1,458	31	4.29%	1,302	35	5.42%
CBB equity	116	—	—	116	—	—

Total earning assets	608,485	12,880	4.27%	544,693	11,371	4.21%

Allowance for loan losses	(4,685)			(5,727)
Non-earning assets	41,490			41,438

Total assets	$645,290			$580,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$183,802	$326	0.36%	$141,228	$228	0.33%
Savings	103,274	97	0.19%	108,216	116	0.22%
Time deposits	182,780	1,206	1.33%	166,678	951	1.15%

Total interest bearing deposits	469,856	1,629	0.70%	416,122	1,295	0.63%

Other borrowed funds
Repurchase agreements	—	—	—	138	—	—
FHLB borrowings	1,713	17	2.00%	—	—	—
Capital Notes	5,000	100	4.00%	4,337	87	4.00%

Total interest-bearing liabilities	476,569	1,746	0.74%	420,597	1,382	0.66%

Non-interest bearing deposits	114,248			107,978
Other liabilities	1,090			601

Total liabilities	591,907			529,176
Stockholders’ equity	53,383			51,228

Total liabilities and Stockholders’ equity	$645,290			$580,404

Net interest income		$11,134			$9,987

Net interest margin			3.69%			3.70%

Interest spread			3.53%			3.55%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)

The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities. Assumed income tax rates of 21% and 34% were used for the first six months of 2018 and 2017, respectively.

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

There have been no significant changes during the quarter ended June 30, 2018, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2018

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2018

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 8, 2018

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2018 and 2017 (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2018 and 2017 (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the six months ended June 30, 2018 and 2017; (vi) Notes to Unaudited Consolidated Financial Statements.

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2018

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2018

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 8, 2018

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2018 and 2017 (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2018 and 2017 (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the six months ended June 30, 2018 and 2017; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: August 9, 2018	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President (Principal Executive Officer)

Date: August 9, 2018	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)