Form 10-Q
period 2018-09-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2018-11-09
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,378,436 shares of Common Stock, par value $2.14 per share, were outstanding at November 8, 2018.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2018 unaudited)

	September 30,	December 31,
	2018	2017
Assets
Cash and due from banks	$25,849	$20,267
Federal funds sold	24,615	16,751

Total cash and cash equivalents	50,464	37,018

Securities held-to-maturity (fair value of $3,394 in 2018 and $5,619 in 2017)	3,703	5,713

Securities available-for-sale, at fair value	52,333	55,312
Restricted stock, at cost	1,462	1,505

Loans, net of allowance for loan losses of $4,561 in 2018 and 4,752 in 2017	524,104	491,022
Loans held for sale	2,529	2,626
Premises and equipment, net	12,080	12,055
Interest receivable	1,876	1,713
Cash value - bank owned life insurance	13,274	13,018
Other real estate owned	2,455	2,650
Income taxes receivable	1,315	1,366
Deferred tax asset, net	1,839	1,418
Other assets	1,004	925

Total assets	$668,438	$626,341

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$89,844	$74,102
NOW, money market and savings	329,870	307,987
Time	187,733	185,404

Total deposits	607,447	567,493

Capital notes	5,000	5,000
Interest payable	131	111
Other liabilities	2,743	2,072

Total liabilities	$615,321	$574,676

Commitments and Contingencies
Stockholders’ equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$—	$—

Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,378,436 as of September 30, 2018 and December 31, 2017	9,370	9,370
Additional paid-in-capital	31,495	31,495
Retained earnings	15,309	12,269
Accumulated other comprehensive (loss)	(3,057)	(1,469)

Total stockholders’ equity	$53,117	$51,665

Total liabilities and stockholders’ equity	$668,438	$626,341

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Interest Income
Loans	$6,460	$5,683	$18,329	$16,336
Securities
US Government and agency obligations	187	131	571	365
Mortgage backed securities	62	71	196	214
Municipals - taxable	81	81	243	230
Municipals - tax exempt	2	7	5	28
Dividends	9	7	40	42
Other (Corporates)	23	24	70	81
Interest bearing deposits	60	21	151	53
Federal Funds sold	96	45	255	81

Total interest income	6,980	6,070	19,860	17,430

Interest Expense
Deposits
NOW, money market savings	261	186	684	530
Time Deposits	679	537	1,885	1,488
FHLB borrowings	—	—	17	—
Reverse repurchase agreements	—	13	—	13
Capital notes 4% due 1/24/2022	50	50	150	137

Total interest expense	990	786	2,736	2,168

Net interest income	5,990	5,284	17,124	15,262

Provision for loan losses	190	200	527	745

Net interest income after provision for loan losses	5,800	5,084	16,597	14,517

Noninterest income
Gain on sales of loans held for sale	767	694	2,260	1,663
Service charges, fees and commissions	547	479	1,476	1,377
Increase in cash value of life insurance	86	86	256	259
Other	20	9	55	42
Gain on sales and calls of securities, net	—	51	—	113

Total noninterest income	1,420	1,319	4,047	3,454

Noninterest expenses
Salaries and employee benefits	2,853	2,538	8,398	7,314
Occupancy	388	390	1,143	1,127
Equipment	414	360	1,191	1,146
Supplies	124	133	413	390
Professional, data processing, and other outside expenses	761	735	2,413	2,112
Marketing	165	212	492	596
Credit expense	241	155	478	456
Other real estate expenses	110	42	236	78
FDIC insurance expense	99	94	299	285
Other	310	255	805	733

Total noninterest expenses	5,465	4,914	15,868	14,237

Income before income taxes	1,755	1,489	4,776	3,734

Income tax expense	351	474	949	1,172

Net Income	$1,404	$1,015	$3,827	$2,562

Weighted average shares outstanding - basic	4,378,436	4,378,436	4,378,436	4,378,436

Weighted average shares outstanding - diluted	4,378,436	4,378,519	4,378,466	4,378,524

Earnings per common share - basic	$0.32	$0.23	$0.87	$0.59

Earnings per common share - diluted	$0.32	$0.23	$0.87	$0.59

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2018 and 2017

(dollar amounts in thousands) (unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Net Income	$1,404	$1,015	$3,827	$2,562

Other comprehensive (loss) income:
Unrealized (losses) gains on securities available-for-sale	(693)	25	(2,009)	1,019
Tax effect	144	(9)	421	(347)
Reclassification adjustment for gains included in net income (1)	—	(51)	—	(113)
Tax effect (2)	—	17	—	38

Other comprehensive (loss) income, net of tax	(549)	(18)	(1,588)	597

Comprehensive income	$855	$997	$2,239	$3,159

(1)	Gains are included in “gain on sales and calls of securities, net” on the consolidated statements of income.
(2)	The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2018 and 2017

(dollar amounts in thousands) (unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net Income	$3,827	$2,562

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	679	601

Net amortization and accretion of premiums and discounts on securities	312	280
(Gain) on sales of available-for-sale securities	—	(113)
(Gain) on sales of loans held for sale	(2,260)	(1,663)
Proceeds from sales of loans held for sale	89,949	63,271
Origination of loans held for sale	(87,592)	(59,277)
Provision for loan losses	527	745
Loss on sale of other real estate owned	39	—
Impairment of other real estate owned	160	60
(Increase) in cash value of life insurance	(256)	(259)
(Increase) in interest receivable	(163)	(218)
(Increase) decrease in other assets	(79)	69
Decrease (increase) in income taxes receivable	51	(61)
Increase in interest payable	20	12
Increase in other liabilities	671	355

Net cash provided by operating activities	$5,885	$6,364

Cash flows from investing activities
Proceeds from calls of securities held-to-maturity	$2,000	$—
Purchases of securities available-for-sale	(998)	(20,728)

Proceeds from maturities, calls and paydowns of securities available-for-sale	1,666	2,655
Proceeds from sale of securities available-for-sale	—	9,941
(Purchase) of Federal Reserve Bank stock	—	(90)
Redemption (purchase) of Federal Home Loan Bank stock	43	(42)
Proceeds from sale of other real estate owned	846	515
Improvements to other real estate owned	—	(29)
Origination of loans, net of principal collected	(34,459)	(30,971)
Proceeds from sale of other assets	—	1
Purchases of premises and equipment	(704)	(1,574)

Net cash (used in) investing activities	$(31,606)	$(40,322)

Cash flows from financing activities
Net increase in deposits	$39,954	$37,403
Dividends paid to common stockholders	(787)	(788)
Proceeds fom sale of 4% capital notes due 1/24/2022	—	5,000

Net cash provided by financing activities	$39,167	$41,615

Increase in cash and cash equivalents	13,446	7,657

Cash and cash equivalents at beginning of period	$37,018	$28,683

Cash and cash equivalents at end of period	$50,464	$36,340

Non cash transactions
Transfer of loans to other real estate owned	$850	$815

Unrealized (losses) gains on securities available-for-sale	(2,009)	906

Cash transactions
Cash paid for interest	$2,716	$2,156
Cash paid for income taxes	975	1,275

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2018 and 2017

(dollars in thousands, except per share amounts) (unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	(Loss)	Total
Balance at December 31, 2016	4,378,436	$9,370	$31,495	$10,156	$(1,600)	$49,421

Net Income	—	—	—	2,562	—	2,562

Dividends paid on common stock ($0.18 per share)	—	—	—	(788)	—	(788)

Other comprehensive income	—	—	—	—	597	597

Balance at September 30, 2017	4,378,436	$9,370	$31,495	$11,930	$(1,003)	$51,792

Balance at December 31, 2017	4,378,436	$9,370	$31,495	$12,269	$(1,469)	$51,665

Net Income	—	—	—	3,827	—	3,827

Dividends paid on common stock ($0.18 per share)	—	—	—	(787)	—	(787)

Other comprehensive loss	—	—	—	—	(1,588)	(1,588)

Balance at September 30, 2018	4,378,436	$9,370	$31,495	$15,309	$(3,057)	$53,117

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2017. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2017 included in Financial’s Annual Report on Form 10-K. Results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Note 3 – Earnings Per Common Share (EPS)

The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$1,404,000	$1,015,000	$3,827,000	$2,562,000

Weighted average number of shares	4,378,436	4,378,436	4,378,436	4,378,436
Options effect of incremental shares	—	83	30	88

Weighted average diluted shares	4,378,436	4,378,519	4,378,466	4,378,524

Basic EPS (weighted avg shares)	$0.32	$0.23	$0.87	$0.59

Diluted EPS (Including Option Shares)	$0.32	$0.23	$0.87	$0.59

No option shares were excluded in calculating diluted earnings per share for any of the periods presented.

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Note 4 – Stock Based Compensation (continued)

Stock option plan activity for the nine months ended September 30, 2018 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Options outstanding, January 1, 2018	636	$12.79
Granted	—	—
Exercised	—	—
Forfeited	(636)	12.79

Options outstanding, September 30, 2018	—	$—	—	$—

Options exercisable, September 30, 2018	—	$—	—	$—

Intrinsic value is calculated by subtracting the exercise price of option shares from the market price of underlying shares as of September 30, 2018 and multiplying that amount by the number of options outstanding. No intrinsic value exists where the exercise price is greater than the market price on a given date.

All compensation expense related to the foregoing stock option plan has been recognized. The Company’s ability to grant additional options shares under the 1999 Plan has expired and no options remain outstanding from the 1999 Plan.

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

Note 5 – Fair Value Measurements (continued)

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

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period.

Note 5 – Fair Value Measurements (continued)

		Carrying Value at September 30, 2018 (in thousands)
Description	Balance as of September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$1,780	$—	$1,780	$—
US agency obligations	22,712	—	22,712	—
Mortgage-backed securities	12,225	—	12,225	—
Municipals	11,851	—	11,851	—
Corporates	3,765	—	3,765	—

Total available-for-sale securities	$52,333	$—	$52,333	$—

		Carrying Value at December 31, 2017 (in thousands)
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$1,858	$	$1,858	$
US agency obligations	23,850	—	23,850	—
Mortgage-backed securities	13,388	—	13,388	—
Municipals	12,274	—	12,274	—
Corporates	3,942	—	3,942	—

Total available-for-sale securities	$55,312	$—	$55,312	$—

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

Note 5 – Fair Value Measurements (continued)

Loans held for sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended September 30, 2018. Gains and losses on the sale of loans are recorded within gains on sales of loans held for sale, net on the Consolidated Statements of Income.

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

		Carrying Value at September 30, 2018
Description	Balance as of September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$1,857	$—	$—	$1,857
Loans held for sale	2,529	—	2,529	—
Other real estate owned	2,455	—	—	2,455

*	Includes loans charged down to the net realizable value of the collateral.

		Carrying Value at December 31, 2017
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$2,523	$—	$—	$2,523
Loans held for sale	2,626	—	2,626	—
Other real estate owned	2,650	—	—	2,650

*	Includes loans charged down to the net realizable value of the collateral.

Note 5 – Fair Value Measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2018 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$1,857	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)

OREO	2,455	Discounted appraised value	Selling cost	0% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2017 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$2,523	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)

OREO	2,650	Discounted appraised value	Selling cost	0% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments and their placement in the fair value hierarchy at September 30, 2018 and December 31, 2017 was as follows (in thousands):

		Fair Value Measurements at September 30, 2018 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash and due from banks	$25,849	$25,849	$—	$—	$25,849
Fed funds sold	24,615	24,615	—	—	24,615
Securities
Available-for-sale	52,333	—	52,333	—	52,333
Held-to-maturity	3,703	—	3,394	—	3,394
Restricted stock	1,462		1,462	—	1,462
Loans, net (1)	524,104	—	—	511,788	511,788
Loans held for sale	2,529	—	2,529	—	2,529
Interest receivable	1,876	—	1,876	—	1,876
BOLI	13,274	—	13,274	—	13,274

Liabilities
Deposits	$607,447	$—	$608,115	$—	$608,115
Capital notes	5,000	—	4,690	—	4,690
Interest payable	131	—	131	—	131

		Fair Value Measurements at December 31, 2017 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash and due from banks	$20,267	$20,267	$—	$—	$20,267
Fed funds sold	16,751	16,751			16,751
Securities
Available-for-sale	55,312	—	55,312	—	55,312
Held-to-maturity	5,713	—	5,619	—	5,619
Restricted stock	1,505	—	1,505		1,505
Loans, net (1)	491,022	—	—	492,397	492,397
Loans held for sale	2,626	—	2,626	—	2,626
Interest receivable	1,713	—	1,713	—	1,713
BOLI	13,018	—	13,018	—	13,018

Liabilities
Deposits	$567,493	$—	$568,224	$—	$568,224
Capital notes	5,000	—	5,310		5,310
Interest payable	111	—	111	—	111

(1)

Carrying amount is net of unearned income and the Allowance. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of September 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

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

Note 7 - Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of September 30, 2018 and December 31, 2017 (amounts in thousands):

	September 30, 2018
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$3,703	$—	$(309)	$3,394

Available-for-Sale
US Treasuries	1,960	—	(180)	1,780
US agency obligations	24,747	5	(2,040)	22,712
Mortgage-backed securities	12,941	—	(716)	12,225
Municipals	12,448	—	(597)	11,851
Corporates	4,106	—	(341)	3,765

	$56,202	$5	$(3,874)	$52,333

	December 31, 2017
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$5,713	$8	$(102)	$5,619

Available-for-Sale
US Treasuries	1,956	—	(98)	1,858
US agency obligations	24,881	5	(1,036)	23,850
Mortgage-backed securities	13,662	2	(276)	13,388
Municipals	12,556	16	(298)	12,274
Corporates	4,117	—	(175)	3,942

	$57,172	$23	$(1,883)	$55,312

Note 7 – Securities (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2018 and December 31, 2017 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
September 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
Held-to-maturity
US agency obligations	$2,435	$200	$1,268	$109	$3,703	$309

Available-for-sale
US Treasuries	—	—	1,780	180	1,780	180
US agency obligations	6,241	379	16,471	1,661	22,712	2,040
Mortgage-backed securities	949	41	11,276	675	12,225	716
Municipals	—	—	11,851	597	11,851	597
Corporates	—	—	3,765	341	3,765	341

Total	$7,190	$420	$45,143	$3,454	$52,333	$3,874

	Less than 12 months		More than 12 months		Total
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
Held-to-maturity
US agency obligations	$2,367	$70	$1,243	$32	$3,610	$102

Available-for-sale
US Treasuries	—	—	1,858	98	1,858	98
US agency obligations	11,465	215	12,379	821	23,844	1,036
Mortgage-backed securities	2,802	26	9,712	250	12,514	276
Municipals	4,823	41	5,644	257	10,467	298
Corporates	—	—	3,942	175	3,942	175

Total	$19,090	$282	$33,535	$1,601	$52,625	$1,883

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

Note 7 – Securities (continued)

At September 30, 2018, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of September 30, 2018, the Bank owned 60 securities in an unrealized loss position that were being evaluated for other than temporary impairment. Ten of these securities were S&P rated AAA, 47 were rated AA, two were rated A, and one was rated BBB+. As of September 30, 2018, 34 of these securities were direct obligations of the U.S. government or government sponsored entities, 21 were municipal issues, and five were investments in domestic corporate issued securities.

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

There were no gross gains on sales of available-for-sale securities during the three and nine month periods ended September 30, 2018 compared to $51 and $113 for the same respective periods in 2017. There were no losses on sales of available-for-sale securities and no sales of held-to-maturity securities during the three and nine month periods ended September 30, 2018 and 2017.

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

Note 8 – Business Segments (continued)

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 was as follows (dollars in thousands):

Business Segments

	Community
	Banking	Mortgage	Total
Nine months ended September 30, 2018
Net interest income	$17,124	$—	$17,124
Provision for loan losses	527	—	527

Net interest income after provision for loan losses	16,597	—	16,597
Noninterest income	1,785	2,262	4,047
Noninterest expenses	14,023	1,845	15,868

Income before income taxes	4,359	417	4,776
Income tax expense	891	58	949

Net income	$3,468	$359	$3,827

Total assets	$665,698	$2,740	$668,438

Nine months ended September 30, 2017
Net interest income	$15,262	$—	$15,262
Provision for loan losses	745	—	745

Net interest income after provision for loan losses	14,517	—	14,517
Noninterest income	1,791	1,663	3,454
Noninterest expenses	12,880	1,357	14,237

Income before income taxes	3,428	306	3,734
Income tax expense	1,068	104	1,172

Net income	$2,360	$202	$2,562

Total assets	$617,720	$1,616	$619,336

	Community
	Banking	Mortgage	Total
Three months ended September 30, 2018
Net interest income	$5,990	$—	$5,990
Provision for loan losses	190	—	190

Net interest income after provision for loan losses	5,800	—	5,800
Noninterest income	653	767	1,420
Noninterest expenses	4,816	649	5,465

Income before income taxes	1,637	118	1,755
Income tax expense	345	6	351

Net income	$1,292	$112	$1,404

Total assets	$665,698	$2,740	$668,438

Three months ended September 30, 2017
Net interest income	$5,284	$—	$5,284
Provision for loan losses	200	—	200

Net interest income after provision for loan losses	5,084	—	5,084
Noninterest income	625	694	1,319
Noninterest expenses	4,321	593	4,914

Income before income taxes	1,388	101	1,489
Income tax expense	438	36	474

Net income	$950	$65	$1,015

Total assets	$617,720	$1,616	$619,336

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

Loan Segments:		Loan Classes:
	Commercial		Commercial and industrial loans
	Commercial real estate		Commercial mortgages – owner occupied
Commercial mortgages – non-owner occupied
Commercial construction
	Consumer		Consumer unsecured
Consumer secured
	Residential		Residential mortgages
Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	September 30, 2018	December 31, 2017
Commercial	$94,520	$96,127
Commercial real estate	283,715	251,807
Consumer	84,692	83,746
Residential	65,738	64,094

Total loans (1)	528,665	495,774
Less allowance for loan losses	4,561	4,752

Net loans	$524,104	$491,022

(1)	Includes net deferred costs and premiums of $583 and $940 as of September 30, 2018 and December 31, 2017, respectively.

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

Loans on Non-Accrual Status
(dollars in thousands)
	As of
	September 30, 2018	December 31, 2017
Commercial	$700	$727
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	317	1,465
Commercial Mortgages-Non-Owner Occupied	37	468
Commercial Construction	—	—
Consumer
Consumer Unsecured	—	—
Consumer Secured	89	566
Residential:
Residential Mortgages	405	1,025
Residential Consumer Construction	800	58

Totals	$2,348	$4,309

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank either through purchase at foreclosure or received from the borrower through a deed in lieu of foreclosure. OREO decreased to $2,455 on September 30, 2018 from $2,650 on December 31, 2017. The following table represents the changes in OREO balance during the nine months ended September 30, 2018 and year ended December 31, 2017.

OREO Changes
(dollars in thousands)
	Nine months ended September 30, 2018	Year ended December 31, 2017
Balance at the beginning of the year (net)	$2,650	$2,370
Transfers from loans	850	815
Capitalized costs	—	40
Valuation adjustments	(160)	(60)
Sales proceeds	(846)	(514)
Gain (loss) on disposition	(39)	(1)

Balance at the end of the period (net)	$2,455	$2,650

At September 30, 2018 and December 31, 2017, the Company had $0 of consumer mortgage loans secured by residential real estate for which foreclosure was in process. The Company held four residential real estate properties carried on the books in other real estate owned at a value of $180 as of September 30, 2018 and three residential real estate properties carried on the books at a value of $520 in other real estate owned as of December 31, 2017.

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the Nine months Ended September 30, 2018
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2018	Investment	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded:
Commercial	$790	$989	$—	$858	$18
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,841	1,934	—	2,134	100
Commercial Mortgage Non-Owner Occupied	132	132	—	404	6
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	100	100	—	50	6
Consumer Secured	85	85	—	182	4
Residential
Residential Mortgages	1,066	1,134	—	1,323	39
Residential Consumer Construction	800	820	—	400	23

With An Allowance Recorded:
Commercial	$237	$645	$133	$277	$1
Commercial Real Estate
Commercial Mortgages-Owner Occupied	498	498	62	582	22
Commercial Mortgage Non-Owner Occupied	71	71	5	72	4
Commercial Construction	—	—	—	85	—
Consumer
Consumer Unsecured	1	1	1	2	—
Consumer Secured	106	106	106	267	5
Residential
Residential Mortgages	145	153	38	148	3
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$1,027	$1,634	$133	$1,135	$19
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,339	2,432	62	2,716	122
Commercial Mortgage Non-Owner Occupied	203	203	5	476	10
Commercial Construction	—	—	—	85	—
Consumer
Consumer Unsecured	101	101	1	52	6
Consumer Secured	191	191	106	449	9
Residential
Residential Mortgages	1,211	1,287	38	1,471	42
Residential Consumer Construction	800	820	—	400	23

	$5,872	$6,668	$345	$6,784	$231

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2017
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2017	Investment	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded:
Commercial	$925	$1,505	$—	$812	$54
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,427	2,539	—	2,723	179
Commercial Mortgage Non-Owner Occupied	675	690	—	512	30
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	279	283	—	149	11
Residential
Residential Mortgages	1,580	1,673	—	1,568	63
Residential Consumer Construction	—	—	—	—	—

With An Allowance Recorded:
Commercial	$317	$323	$112	$919	$16
Commercial Real Estate
Commercial Mortgages-Owner Occupied	665	665	93	1,126	39
Commercial Mortgage Non-Owner Occupied	73	73	18	74	5
Commercial Construction	169	695	79	169	—
Consumer
Consumer Unsecured	2	2	2	1	—
Consumer Secured	427	445	255	269	11
Residential
Residential Mortgages	151	178	4	425	3
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$1,242	$1,828	$112	$1,731	$70
Commercial Real Estate
Commercial Mortgages-Owner Occupied	3,092	3,204	93	3,849	218
Commercial Mortgage Non-Owner Occupied	748	763	18	586	35
Commercial Construction	169	695	79	169	—
Consumer
Consumer Unsecured	2	2	2	1	—
Consumer Secured	706	728	255	418	22
Residential
Residential Mortgages	1,731	1,851	4	1,993	66
Residential Consumer Construction	—	—	—	—	—

	$7,690	$9,071	$563	$8,747	$411

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Nine months Ended September 30, 2018
		Commercial
2018	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$1,264	$1,738	$1,172	$578	$4,752
Charge-offs	(320)	(144)	(403)	(12)	(879)
Recoveries	102	4	55	—	161
Provision	292	81	93	61	527

Ending Balance	$1,338	$1,679	$917	$627	$4,561

Ending Balance: Individually evaluated for impairment	$133	$67	$107	$38	$345

Ending Balance: Collectively evaluated for impairment	1,205	1,612	810	589	4,216

Totals:	$1,338	$1,679	$917	$627	$4,561

Loans:

Ending Balance: Individually evaluated for impairment	$1,027	$2,542	$292	$2,011	$5,872

Ending Balance: Collectively evaluated for impairment	93,493	281,173	84,400	63,727	522,793

Totals:	$94,520	$283,715	$84,692	$65,738	$528,665

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Year Ended December 31, 2017
		Commercial
2017	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$2,192	$2,109	$954	$461	$5,716
Charge-offs	(1,652)	(91)	(246)	(105)	(2,094)
Recoveries	6	41	51	39	137
Provision	718	(321)	413	183	993

Ending Balance	$1,264	$1,738	$1,172	$578	$4,752

Ending Balance: Individually evaluated for impairment	$112	$190	$257	$4	$563

Ending Balance: Collectively evaluated for impairment	1,152	1,548	915	574	4,189

Totals:	$1,264	$1,738	$1,172	$578	$4,752

Loans:

Ending Balance: Individually evaluated for impairment	$1,242	$4,009	$708	$1,731	$7,690

Ending Balance: Collectively evaluated for impairment	94,885	247,798	83,038	62,363	488,084

Totals:	$96,127	$251,807	$83,746	$64,094	$495,774

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Loans as of
	September 30, 2018
	(dollars in thousands)
			Greater				Recorded Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
2018	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$86	$315	$571	$972	$93,548	$94,520	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	769	192	317	1,278	102,371	103,649	—
Commercial Mortgages-Non-Owner Occupied	724	—	—	724	164,284	165,008	—
Commercial Construction	—	—	—	—	15,058	15,058	—
Consumer:
Consumer Unsecured	6	—	—	6	8,273	8,279	—
Consumer Secured	229	4	—	233	76,180	76,413	—
Residential:
Residential Mortgages	1,503	198	343	2,044	54,649	56,693	—
Residential Consumer Construction	—	—	800	800	8,245	9,045	—

Total	$3,317	$709	$2,031	$6,057	$522,608	$528,665	$—

	Age Analysis of Past Due Loans as of
	December 31, 2017
	(dollars in thousands)
			Greater				Recorded Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
2017	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$320	$—	$250	$570	$95,557	$96,127	$—

Commercial Real Estate:
Commercial Mortgages-Owner Occupied	904	64	177	1,145	92,504	93,649	—
Commercial Mortgages-Non-Owner Occupied	—	361	299	660	138,101	138,761	—
Commercial Construction	—	—	169	169	19,228	19,397	—
Consumer:
Consumer Unsecured	3	—	—	3	6,977	6,980	—
Consumer Secured	245	139	462	846	75,920	76,766	—
Residential:
Residential Mortgages	706	414	532	1,652	51,545	53,197	—
Residential Consumer Construction	—	—	58	58	10,839	10,897	—

Total	$2,178	$978	$1,947	$5,103	$490,671	$495,774	$—

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Credit Quality Information - by Class September 30, 2018
	(dollars in thousands)
2018	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$92,127	$752	$528	$1,113	$—	$94,520
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	95,544	1,482	4,284	2,339	—	103,649
Commercial Mortgages-Non Owner Occupied	162,798	1,574	335	301	—	165,008
Commercial Construction	15,058	—	—	—	—	15,058
Consumer
Consumer Unsecured	8,168	—	10	101	—	8,279
Consumer Secured	76,064	—	89	260	—	76,413
Residential:
Residential Mortgages	55,203	—	—	1,490	—	56,693
Residential Consumer Construction	8,245	—	—	800	—	9,045

Totals	$513,207	$3,808	$5,246	$6,404	$—	$528,665

	Credit Quality Information - by Class December 31, 2017
	(dollars in thousands)
2017	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$93,571	$1,217	$4	$1,335	$—	96,127
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	83,834	2,926	3,734	3,155	—	93,649
Commercial Mortgages-Non Owner Occupied	135,855	1,898	152	856	—	138,761
Commercial Construction	18,423	—	805	169	—	19,397
Consumer
Consumer Unsecured	6,978	—	—	2	—	6,980
Consumer Secured	75,774	90	—	902	—	76,766
Residential:
Residential Mortgages	50,816	—	241	2,140	—	53,197
Residential Consumer Construction	10,839	—	—	58	—	10,897

Totals	$476,090	$6,131	$4,936	$8,617	$—	$495,774

Note 9 – Loans, allowance for loan losses and OREO (continued)

Troubled Debt Restructurings (TDR)

There were no loan modifications that would have been classified as TDRs during the three and nine months ended September 30, 2018 and 2017.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three and nine months ended September 30, 2018 and 2017.

At September 30, 2018 and December 31, 2017, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

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

Note 11 – Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10 (“Codification Improvements to Topic 842, Leases.”) and ASU 2018-11 (“Leases (Topic 842): Targeted Improvements.”) Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The Company is currently assessing the impact that ASU 2016-02 (as amended) will have on its consolidated financial statements The Company has gathered and is in the process of analyzing lease data to determine the impact that ASU 2016-02 will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the

Note 11 – Recent accounting pronouncements (continued)

inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company has been in discussions with its core processor to coordinate its plans for implementation.

In March 2017, the FASB issued ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company does not expect the adoption of ASU 2017-08 to have a material impact on its consolidated financial statements. The Bank/Company is currently assessing the impact that ASU 2017-08 will have on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The amendments expand the scope of Topic 718 to include share-based payments issued to non-employees for goods or services, which were previously excluded. The amendments will align the accounting for share-based payments to nonemployees and employees more similarly. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain of the amendments are to be applied prospectively while others are to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

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

The Bank is a Virginia banking corporation headquartered in Lynchburg, Virginia. The Bank was incorporated under the laws of the Commonwealth of Virginia as a state chartered bank in 1998 and began banking operations in July 1999. The Bank was organized to engage in general retail and commercial banking business. The Bank is a community-oriented financial institution that provides varied banking services to individuals, small and medium-sized businesses, and professional concerns. Historically, our primary market area has been the Central Virginia, Region 2000 area, which encompasses the seven jurisdictions of the Town of Altavista, Amherst County, Appomattox County, the Town of Bedford, Bedford County, Campbell County, and the City of Lynchburg. Recently the Bank has begun to expand to other areas in Virginia, specifically Roanoke, Charlottesville, and Harrisonburg. The Bank strives to provide its customers with products comparable to statewide regional banks located in its market area, while maintaining the prompt response time and level of service of a community bank. Management believes this operating strategy has particular appeal in the Bank’s market areas.

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

•	Real property located at 45 South Main Street, Lexington, Virginia. The Bank does not anticipate opening a branch at this location prior to 2019.

•	Real property located at 550 Water Street, Charlottesville, Virginia. The Bank intends to relocate the Charlottesville Branch mentioned above to this location in 2019.

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

September 30, 2018 (in thousands)
Commitments to extend credit	$117,426
Letters of Credit	2,596

Total	$120,022

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of September 30, 2018 and December 31, 2017 and the results of operations of Financial for the three and nine month periods ended September 30, 2018 and 2017. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

September 30, 2018 as Compared to December 31, 2017

Total assets were $668,438,000 on September 30, 2018 compared with $626,341,000 at December 31, 2017, an increase of 6.72%. The increase in total assets was primarily funded from the growth in deposits.

Total deposits increased from $567,493,000 as of December 31, 2017 to $607,447,000 on September 30, 2018, an increase of 7.04%. The increase resulted in large part from increases in non-interest bearing demand deposits and an increase in NOW, money market, and savings accounts. NOW, money market, and savings deposits increased from $307,987,000 on December 31, 2017 to $329,870,000 on September 30, 2018. Noninterest bearing demand deposits increased from $74,102,000 on December 31, 2017 to $89,844,000 on September 30, 2018. Time deposits increased slightly from $185,404,000 on December 31, 2017 to $187,733,000 on September 30, 2018.

Total loans, excluding loans held for sale, increased to $528,665,000 on September 30, 2018 from $495,774,000 on December 31, 2017. Loans, excluding loans held for sale and net of deferred fees and costs and the allowance for loan losses, increased to $524,104,000 on September 30, 2018 from $491,022,000 on December 31, 2017, an increase of 6.74%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	September 30, 2018		December 31, 2017
	Amount	Percentage	Amount	Percentage
Commercial	$94,520	17.88%	$96,127	19.39%
Commercial Real Estate	283,715	53.67%	251,807	50.79%
Consumer	84,692	16.02%	83,746	16.89%
Residential	65,738	12.43%	64,094	12.93%

Total loans	$528,665	100.00%	$495,774	100.00%

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned (“OREO”) decreased to $4,803,000 on September 30, 2018 from $6,959,000 on December 31, 2017. OREO decreased to $2,455,000 on September 30, 2018 from $2,650,000 on December 31, 2017. This decrease was due in large part to a downward adjustment of the carrying value of certain OREO resulting from a change in appraised value and the Bank’s ability to sell OREO properties during the nine months ended September 30, 2018 and was offset in part by new foreclosures during the period. Non-performing loans decreased from $4,309,000 at December 31, 2017 to $2,348,000 at September 30, 2018. As discussed in more detail below under “Results of Operations—Allowance for Loan Losses,” management has provided for the anticipated losses on these loans in the allowance for loan losses. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for loan losses charged against earnings.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure or deeds in lieu of foreclosure. On December 31, 2017, the Bank was carrying seven OREO properties on its books at a value of $2,650,000. During the nine months ended September 30, 2018, the Bank acquired nine additional OREO properties and disposed of six OREO properties, and as of September 30, 2018 the Bank is carrying ten OREO properties at a value of $2,455,000. The OREO properties are available for sale and are being actively marketed.

The Bank had loans in the amount of $428,000 at September 30, 2018 classified as performing Troubled Debt Restructurings (“TDRs”) as compared to $440,000 at December 31, 2017. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

Cash and cash equivalents increased to $50,464,000 on September 30, 2018 from $37,018,000 on December 31, 2017. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). The increase in cash and cash equivalents was due primarily to an increase in deposits. Cash and cash equivalents are subject to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts.

Securities held-to-maturity decreased to $3,703,000 on September 30, 2018 from $5,713,000 on December 31, 2017. This decrease resulted from the call of a security with a par value of $2,000,000 during the quarter. Securities available-for-sale, which are carried on the balance sheet at fair market value, decreased to $52,333,000 on September 30, 2018, from $55,312,000 on December 31, 2017. The decrease resulted from the normal amortization of and principal payments on mortgage-backed securities in the available-for-sale portfolio along with a decrease in fair value related to an increase in interest rates. During the nine months ended September 30, 2018 the Bank received $1,666,000 in proceeds from calls, maturities, and paydowns of securities available-for-sale and $0 in proceeds from the sale of securities available-for-sale. The Bank purchased $998,000 in securities available-for sale during the same period.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $564,000 at September 30, 2018 and $607,000 at December 31, 2017, a decrease of $43,000. This decrease is attributable to the FHLBA’s redemption of stock as a result of the repayment of a $10,000,000 advance earlier this year. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At September 30, 2018, Financial, on a consolidated basis, had liquid assets of $102,797,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, and available-for-sale investments. Of this amount, approximately $16,611,000 (representing current book value) of the available-for-sale securities are pledged as collateral with $8,169,000 pledged as security for public deposits, and $8,442,000 pledged as security on a line of credit the Bank may draw on from time to time to meet liquidity needs. This line of credit currently has a zero balance. Management believes that liquid assets were adequate at Septmeber 30, 2018. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, if additional liquidity is needed, the Bank has the ability to purchase federal funds on the open market, borrow from the FHLBA using loans or investments within the Bank’s portfolio as collateral, and to borrow from the Federal Reserve Bank’s discount window.

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

At September 30, 2018, the Bank had a leverage ratio of approximately 9.20%, a Tier 1 risk-based capital ratio and a CET1 ratio of approximately 11.36% and a total risk-based capital ratio of approximately 12.22%. As of September 30, 2018 and December 31, 2017 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of September 30, 2018 and December 31, 2017:

Bank Level Only Capital Ratios

	September 30,	December 31,
Analysis of Capital (in 000’s)	2018	2017
Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	22,325	22,325
Retained earnings	34,816	31,069

Total Tier 1 capital	$60,883	$57,136

Common Equity Tier 1 Capital (CET1)	$60,883	$57,136

Tier 2 capital
Allowance for loan losses	$4,561	$4,752

Total Tier 2 capital:	$4,561	$4,752

Total risk-based capital	$65,444	$61,888

Risk weighted assets	$535,709	$513,419
Average total assets	$662,097	$626,422

	Actual		Regulatory Benchmarks
			For Capital	For Well
	September 30,	December 31,	Adequacy	Capitalized
	2018	2017	Purposes (1)	Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.20%	9.12%	4.00%	5.00%
Common Equity Tier 1 Ratio	11.36%	11.13%	7.00%	6.50%
Tier 1 risk-based capital ratio	11.36%	11.13%	8.50%	8.00%
Total risk-based capital ratio	12.22%	12.05%	10.50%	10.00%

(1)	Includes the capital conservation buffer after full phase-in.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $3,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis at September 30, 2018 would be slightly lower than those of the Bank because proceeds from the sale of the capital notes were contributed to the Bank and counted as equity at the Bank level.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

Earnings Summary

Financial had net income including all operating segments of $1,404,000 and $3,827,000 for the three and nine months ended September 30, 2018, compared to $1,015,000 and $2,562,000 for the comparable periods in 2017. Basic and diluted earnings per common share for the three and nine months ended September 30, 2018 were $0.32 and $0.87, compared to basic and diluted earnings per share of $0.23 and $0.59 for the three and nine months ended September 30, 2017.

The increase in net income for the three and nine months ended September 30, 2018 as compared to the prior year was due primarily to an increase in interest income and non-interest income and was partially offset by an increase in interest expense and non-interest expense. Non-interest expense increased in large part because of the Bank’s continued emphasis on growth in Charlottesville, Harrisonburg, and Roanoke. These efforts resulted in increases in OREO, personnel, professional, data processing, and other outside expenses.

Also as discussed below under Income Taxes, the reduction in both income tax expense and the effective rate due to the passage of the Tax and Jobs Act of 2017 contributed to the increase in net income for the three and nine months ended September 30, 2018 as compared to the same periods in 2017.

These operating results represent an annualized return on average stockholders’ equity of 10.13% and 9.49% for the three and nine months ended September 30, 2018, compared with 7.75% and 6.65% for the three and nine months ended September 30, 2017. This increase for the three and nine months was a direct result of the increase in net income. The Company had an annualized return on average assets of 0.84% and 0.79% for the three and nine months ended September 30, 2018 compared with 0.66% and 0.58% for the same periods in 2017. The increase for the three and nine months ended September 30, 2018 largely resulted from an increase in net income.

See “Non-Interest Income” below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

Interest income increased to $6,980,000 and $19,860,000 for the three and nine months ended September 30, 2018 from $6,070,000 and $17,430,000 for the same periods in 2017, increases of 14.99% and 13.94%, respectively. Interest income increased primarily because of increased balances in the loan portfolio and increases in interest rates tied to floating rate loans. The average rate received on earning assets increased from 4.20% and 4.20% to 4.43% and 4.32% for the three and nine months ended September 30, 2018 from the comparable periods in 2017. The rate on total average earning assets increased for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 primarily because of multiple short term rate increases by the FOMC, which, as noted above, resulted in an increase in the rates paid by borrowers on floating rate loans.

Interest expense increased to $990,000 and $2,736,000 for the three and nine months ended September 30, 2018 from $786,000 and $2,168,000 for the same periods in 2017, increases of 25.95% and 26.20%. The increase in interest expense resulted primarily from an increase on the rates paid on and balances of deposits. The Bank’s average rate paid on interest bearing deposits was 0.73% and 0.71% during the three and nine month periods ended September 30, 2018 as compared to 0.67% and 0.64% for the same periods in 2017.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and nine months ended September 30, 2018 was $5,990,000 and $17,124,000 as compared to $5,284,000 and $15,262,000 for the same periods in 2017, increases of 13.36% and 12.20%. The increase in net interest income for the three and nine months ended September 30, 2018 as compared with the comparable periods in 2017 primarily is attributable to the increase in interest income resulting from increased loan balances and the previously discussed increase in short term rates by the FOMC. The net interest margin was 3.80% and 3.73% for the three and nine months ended September 30, 2018 as compared with 3.65% and 3.68% for the same periods in 2017.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I below.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, gains on sales of mortgage loans held for sale, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency. Non-interest income increased to $1,420,000 and $4,047,000 for the three and nine months ended September 30, 2018 from $1,319,000 and $3,454,000 for the three and nine months ended September 30, 2017.

This increase for the three and nine months ended September 30, 2018 as compared to the same periods last year was due primarily due to an increase in gains on sales of loans held for sale from $694,000 and $1,663,000 for the three and nine months ended September 30, 2017 to $767,000 and $2,260,000 for the periods ended September 30, 2018. In addition, there was a slight increase in service charges, fees, and commissions from the comparable three and nine month periods ended September 30, 2017.

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

Purchase mortgage originations totaled $23,785,000 and $65,271,000, or 83.02% and 74.52% of the total mortgage loans originated in the three and nine months ended September 30, 2018 as compared to $16,861,000 and $39,016,000, or 67.00% and 65.82%% of the total mortgage loans originated in the same periods in 2017. The increase in the volume of purchase mortgage originations for the three and nine months of 2018 resulted from the Bank’s increased presence in the Charlottesville, Harrisonburg, Roanoke, and recently, Blacksburg markets as well as continually favorable longer-term interest rates. However, despite the increase in longer-term rates, refinancing activity, while reduced, continued primarily due to the relatively low interest rate environment as compared to long-term historical interest rate levels. Management anticipates that purchase mortgage originations going forward will represent a majority of mortgage originations as they have in the recent past.

Management anticipates that residential mortgage rates will continue to trend upward during the remainder of 2018. Management expects that the Mortgage division’s reputation in Region 2000, steady residential real estate inventory and the recent hiring of additional mortgage loan originators in Roanoke, Harrisonburg and Charlottesville, and Blacksburg, will result in strong mortgage originations through the remainder of 2018. In addition, Management believes that regulatory pressure may result in a decreased number of competitors to the Mortgage division and this could result in an increase in market share. Management also believes that in the event that interest rates rise, revenue from the mortgage segment could be under pressure.

Our Investment division provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by two dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. The Investment division’s financial impact on our consolidated revenue has been immaterial. Although management cannot predict the financial impact of Investment with certainty, management anticipates the Investment division’s impact on noninterest income will remain immaterial in 2018.

The Bank provides insurance and annuity products to Bank customers and others, through the Bank’s Insurance subsidiary. The Bank has three employees that are licensed to sell insurance products through Insurance. Insurance generates minimal revenue and its financial impact on our consolidated revenue has been immaterial. Management anticipates that Insurance’s impact on noninterest income will remain immaterial in 2018.

Non-Interest Expense

Non-interest expense for the three and nine months ended September 30, 2018 increased to $5,465,000 and $15,868,000 from $4,914,000 and $14,237,000, increases of 11.21% and 11.46% from the comparable periods in 2017. This increase resulted from increases for personnel expense primarily related to the expansion into Charlottesville, Harrisonburg, and Roanoke, as well as increases in professional fees, data processing and outside expenses, and other real estate expense. Total personnel expense was $2,853,000 and $8,398,000 for the three and nine month periods ended September 30, 2018 as compared to $2,538,000 and $7,314,000 for the same periods in 2017.

Allowance and Provision for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The provision for the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon two components – specific impairment and general reserves. As discussed below, loans having a risk rating of 7 or below that are significantly past due, and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due as well as all TDRs, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, and loan performance measures. Based on the application of the loan loss calculation, the Bank provided $190,000 and $527,000 to the allowance for loan losses for the three and nine month periods ended September 30, 2018. This compares to provisions of $200,000 and $745,000 for the comparable periods in 2017, representing decreases of 5.00% and 29.26%.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for loan losses and constitute a realized loss. Charged-off loans were $324,000 and $879,000 for the three and nine months ended September 30, 2018 as compared to $325,000 and $551,000 for the comparable periods in 2017. While a charged off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. In the three and nine months ended September 30, 2018, the Bank had recoveries of charged-off loans of $7,000 and $161,000 as compared with $13,000 and $110,000 for the comparable periods in 2017.

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. As set forth in the tables below, the Bank’s allowance arising from the specific impairment evaluation as of September 30, 2018 decreased slightly as compared to December 31, 2017.

As shown in the table below, the total balance in the allowance decreased, from $4,752,000 as of December 31, 2017 to $4,561,000 on September 30, 2018. The allowance for loan losses as a percent of loans decreased to 0.86% as of September 30, 2018 from 0.96% as of December 31, 2017 due to an increase in the Bank’s loan balances and the slight decrease in the reserve. Increased loan balances during the nine months led to an increase in the balance of the general reserve as of September 30, 2018 as compared to December 31, 2017, but this increase was more than offset by a decrease in specific reserves when comparing the same periods. The allowance for loan losses as a percent of unimpaired loans decreased slightly to 0.81% as of September 30, 2018 from 0.86% as of December 31, 2017 due to consumer segment charge-offs during the nine months ended September 30, 2018 and an overall increase in total loan balances. This decrease was partially offset by a slight increase in the general reserves associated with the commercial, commercial real estate and residential segments. Management believes that the current allowance for loan losses is adequate.

The following tables summarize the allowance activity for the periods indicated:

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Nine Months Ended September 30, 2018
2018	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$1,264	$1,738	$1,172	$578	$4,752
Charge-offs	(320)	(144)	(403)	(12)	(879)
Recoveries	102	4	55	—	161
Provision	292	81	93	61	527

Ending Balance	$1,338	$1,679	$917	$627	$4,561

Ending Balance: Individually evaluated for impairment	$133	$67	$107	$38	$345

Ending Balance: Collectively evaluated for impairment	1,205	1,612	810	589	4,216

Totals:	$1,338	$1,679	$917	$627	$4,561

Loans:

Ending Balance: Individually evaluated for impairment	$1,027	$2,542	$292	$2,011	$5,872

Ending Balance: Collectively evaluated for impairment	93,493	281,173	84,400	63,727	522,793

Totals:	$94,520	$283,715	$84,692	$65,738	$528,665

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands)
	As of and For the Year Ended December 31, 2017
2017	Commercial	Commercial Real Estate		Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$2,192	$2,109		$954	$461	$5,716
Charge-offs	(1,652)	(91)		(246)	(105)	(2,094)
Recoveries	6	41		51	39	137
Provision	718	(321	)(1)	413	183	993

Ending Balance	$1,264	$1,738		$1,172	$578	$4,752

Ending Balance: Individually evaluated for impairment	$112	$190		$257	$4	$563

Ending Balance: Collectively evaluated for impairment	1,152	1,548		915	574	4,189

Totals:	$1,264	$1,738		$1,172	$578	$4,752

Loans:

Ending Balance: Individually evaluated for impairment	$1,242	$4,009		$708	$1,731	$7,690

Ending Balance: Collectively evaluated for impairment	94,885	247,798		83,038	62,363	488,084

Totals:	$96,127	$251,807		$83,746	$64,094	$495,774

(1)	The experience within the historical charge-off period used to calculate the allowance has improved which reduced the need for a provision relating to this segment.

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended September 30, (in thousands)		Nine months ended September 30, (in thousands)
	2018	2017	2018	2017
Balance, beginning of period	$4,688	$6,132	$4,752	$5,716
Provision for loan losses	190	200	527	745
Loans charged off	(324)	(325)	(879)	(551)
Recoveries of loans charged off	7	13	161	110

Net (charge offs)	(317)	(312)	(718)	(441)

Balance, end of period	$4,561	$6,020	$4,561	$6,020

No nonaccrual loans were excluded from the impaired loan disclosures at September 30, 2018 and December 31, 2017. If interest on these loans had been accrued, such income cumulatively would have approximated $150,000 and $472,000 on September 30, 2018 and December 31, 2017, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

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

Income Taxes

For the three and nine months ended September 30, 2018, Financial had an income tax expense of $351,000 and $949,000 as compared to $474,000 and $1,172,000 for the three and nine months ended September 30, 2017. This represents an effective tax rate of 20.00% and 19.87% for the three and nine months ended September 30, 2018 as compared with 31.83% and 31.39% for the three and nine months ended September 30, 2017. Our effective rate was lower than the statutory corporate tax rate in all periods because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance and certain tax free municipal securities. The decrease in the expense, despite an increase in net income, as well as the decrease in the effective rate from September 30, 2017 is due to the decrease in our applicable corporate income tax rate following the passage of the Tax and Jobs Act of 2017 from 34% in the 2017 periods to 21% in the 2018 periods.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended September 30, 2018 and 2017

(dollars in thousands)

	2018			2017
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$527,566	$6,424	4.83%	$493,179	$5,654	4.55%
Loans held for sale	3,134	36	4.56%	3,169	29	3.63%
Fed funds sold	20,148	96	1.89%	14,570	45	1.23%
Interest bearing bank balances	13,102	60	1.82%	7,000	21	1.19%
Securities (3)	60,281	355	2.36%	54,791	318	2.30%
Federal agency equities	1,346	9	2.65%	1,389	7	2.00%
CBB equity	116	—	—	116	—	—

Total earning assets	625,693	6,980	4.43%	574,214	6,074	4.20%

Allowance for loan losses	(4,622)			(6,128)
Non-earning assets	42,614			44,361

Total assets	$663,685			$612,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$226,880	$211	0.37%	$146,745	$129	0.35%
Savings	102,557	50	0.19%	104,738	57	0.22%
Time deposits	184,798	679	1.46%	177,147	537	1.20%

Total interest bearing deposits	514,235	940	0.73%	428,630	723	0.67%

Other borrowed funds
Repurchase agreements	—	—	—	2,880	13	1.79%
Capital Notes	5,000	50	4.00%	5,000	50	4.00%

Total interest-bearing liabilities	519,235	990	0.76%	436,510	786	0.71%

Non-interest bearing deposits	88,314			122,999
Other liabilities	1,169			954

Total liabilities	608,718			560,463
Stockholders’ equity	54,967			51,984

Total liabilities and Stockholders’ equity	$663,685			$612,447

Net interest income		$5,991			$5,288

Net interest margin			3.80%			3.65%

Interest spread			3.67%			3.49%

(1)	Net accretion or amortization of deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)

The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities. Assumed income tax rates of 21% and 34% were used for the second quarter of 2018 and 2017, respectively.

Net Interest Margin Analysis

Average Balance Sheets

For the Nine Months Ended September 30, 2018 and 2017

(dollars in thousands)

	2018			2017
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$516,237	$18,231	4.72%	$480,317	$16,266	4.53%
Loans held for sale	3,096	98	4.23%	2,309	70	4.05%
Federal funds sold	19,701	255	1.73%	10,276	81	1.05%
Interest bearing bank balances	12,418	151	1.63%	7,000	53	1.01%
Securities (3)	61,302	1,086	2.37%	53,293	932	2.34%
Federal agency equities	1,420	40	3.77%	1,331	42	4.22%
CBB equity	116	—	—	116	—	—

Total earning assets	614,290	19,861	4.32%	554,642	17,444	4.20%

Allowance for loan losses	(4,664)			(5,862)
Non-earning assets	41,863			44,194

Total assets	$651,489			$592,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$198,319	$537	0.36%	$143,087	$357	0.33%
Savings	103,032	147	0.19%	107,044	173	0.22%
Time deposits	183,460	1,885	1.37%	170,206	1,488	1.17%

Total interest bearing deposits	484,811	2,569	0.71%	420,337	2,018	0.64%

Other borrowed funds
Repurchase agreements	—	—	—	1,062	13	1.64%
FHLB borrowings	1,136	17	2.00%	—	—	—
Capital Notes	5,000	150	4.00%	4,560	137	4.00%

Total interest-bearing liabilities	490,947	2,736	0.75%	425,959	2,168	0.68%

Non-interest bearing deposits	105,508			114,866
Other liabilities	1,117			667

Total liabilities	597,572			541,492
Stockholders’ equity	53,917			51,482

Total liabilities and Stockholders’ equity	$651,489			$592,974

Net interest income		$17,125			$15,276

Net interest margin			3.73%			3.68%

Interest spread			3.57%			3.52%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
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

There have been no significant changes during the quarter ended September 30, 2018, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2018

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2018

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 9, 2018

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2018 and 2017 (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2018 and 2017 (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the nine months ended September 30, 2018 and 2017; (vi) Notes to Unaudited Consolidated Financial Statements.

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2018

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2018

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 9, 2018

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2018 and 2017 (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2018 and 2017 (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the nine months ended September 30, 2018 and 2017; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: November 9, 2018	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President (Principal Executive Officer)

Date: November 9, 2018	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)