Form 10-K
period 2018-12-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2019-03-22
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑

		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The aggregate value of the voting common equity held by nonaffiliates as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $64,727,398 based on the price at which the common stock last traded on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $2.14 par value as of March 22, 2019 was approximately 4,378,436.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2019 Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 21, 2019, are incorporated by reference into Part III of this Form 10-K

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

The Bank is a Virginia banking corporation headquartered in Lynchburg, Virginia. The Bank was incorporated under the laws of the Commonwealth of Virginia as a state-chartered bank in 1998 and began banking operations in July 1999. The Bank was organized to engage in general retail and commercial banking business.

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

In addition, Financial provides securities brokerage and other investment services through BOTJ Investment, a division of the Bank, and acts as an agent for insurance and annuity products through BOTJ Insurance, Inc., a wholly-owned subsidiary of the Bank. The operating results of these business operations have not had a material impact on our financial performance and are not considered principal activities of Financial at this time.

The Bank, BOTJ Insurance, and BOTJ Investment Group, Inc., a non-operating subsidiary, are our only subsidiaries and primary assets.

Products and Services

Retail and Commercial Banking

The Bank currently conducts business within Virginia from 13 full-service offices and three limited service offices, one loan production office, and three mortgage production offices. The location of and services provided by each of our facilities is described in “Item 2. Properties” below. The Bank established a mortgage loan origination division that conducts business under the name “Bank of the James Mortgage, a Division of Bank of the James.” The Mortgage Division conducts business primarily from the division’s main office located in the Forest branch of the Bank. In addition, the Bank expanded into Charlottesville in 2013 (opening a full-service branch in 2015), Harrisonburg in 2014 (opening a full-service branch in 2015), Appomattox in 2016 (opening a permanent full-service branch in 2017), Roanoke in 2013 (opening a full-service branch in 2017), and Blacksburg in 2018 (opening a mortgage origination office)

Deposit Services. Deposits are a major source of our funding. The Bank offers a full range of deposit services that are typically available in most banks and other financial institutions including checking accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank’s market area at rates competitive to those offered in the area. In addition, the Bank offers its customers Individual Retirement Accounts (IRAs) and Health Care Savings Accounts (HSAs). All deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount allowed by law (generally, $250,000 per depositor, subject to aggregation rules). The Bank solicits such accounts from individuals, businesses, associations and organizations, and governmental authorities.

Lending Services. The Bank offers a full range of short- to medium-term commercial and consumer loans. Our primary focus is on making loans to small and medium-sized businesses and consumers in the Region 2000 (Lynchburg, Amherst, Bedford, Campbell) area, Charlottesville, Harrisonburg, Roanoke, Appomattox, and Blacksburg. In addition, we also provide a wide range of real estate finance services. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. Additionally, the Bank originates fixed and floating-rate mortgage loans and real estate construction and acquisition loans. Where appropriate, the Bank attempts to limit interest rate risk through the use of variable interest rates and terms of less than five years.

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

We sell loan participations in the ordinary course of business when a loan originated by us exceeds our legal lending limit or we otherwise want to share risk with another bank. We also purchase loan participations from time to time from other banks in the ordinary course of business. Typically our loan participations are without recourse against the originating bank. Purchased loan participations are underwritten in accordance with our loan policy and represent a source of loan growth.

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

Mortgage Banking. The Bank, through the Mortgage Division originates conforming and non-conforming home mortgages primarily in the Region 2000 area. Beginning in 2013 we began operating the Mortgage Division with hybrid correspondent relationships that allow the Bank to close loans in its name before an investor purchases the loan. By using the Bank’s funds to close the loan (as compared to a broker relationship in which loans are funded by the purchaser of the mortgage), the Bank is able to obtain better pricing due to the slight increase in risk. Management believes that there is acceptable risk associated with this arrangement.

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

Employees

As of March 21, 2019, we had approximately 153 full-time and five part-time employees. None of our employees are represented by any collective bargaining agreements, and relations with employees are considered excellent. We maintain employee benefit programs that include health insurance, a flexible spending account, a health savings account, a 401(k) plan, and an employee stock purchase plan.

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

Region 2000 has a broad range of services, light industry, and manufacturing plants. Principal service, industrial, research and development employers include: BWX Technologies, Inc. (nuclear fuel); Framatome (nuclear services); Centra Health, Inc. (health care services); C.B. Fleet, Inc. (medical supplies); Pacific Life (life insurance and other financial products); Frito-Lay, Inc. (snack foods); Griffin Pipe Products Co. (ductile iron pipe); as well as six colleges including Randolph College, Sweet Briar College, Liberty University, and University of Lynchburg.

In recent years we have expanded into Charlottesville, Virginia (north of Region 2000), Roanoke, Virginia (west of Region 2000), Harrisonburg, Virginia (northwest of Region 2000), Appomattox (east of Region 2000), and Blacksburg (southwest of Region 2000).

Even with this expansion outside of Region 2000, the Bank continues to consider its primary market to be Region 2000.

Competition

Retail and Commercial Banking

The banking business is highly competitive. We compete with other commercial banks, savings institutions, credit unions, financial technology companies, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Region 2000 market area and elsewhere. Many of our nonbank competitors are not subject to the same extensive federal regulations that govern federally-insured banks and state regulations governing state-chartered banks. As a result, such nonbank competitors may have certain advantages over the Bank in providing certain services.

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

Mortgage Banking

The Mortgage Division competes with large national and regional banks, credit unions, regional mortgage lenders and local mortgage brokers. Following the 2008 downturn in the economy and subsequent real estate turmoil, the guidelines surrounding agency business (i.e., loans sold to Fannie Mae and Freddie Mac) became much more restrictive and the associated mortgage insurance for loans above 80 percent loan-to-value has continued to tighten. These changes in the conventional market have caused a dramatic increase in government lending and state bond programs. The Mortgage Division competes by attracting the top sales people in our market, providing an operational infrastructure that manages the guideline changes efficiently and effectively, offering a product menu that is both competitive in loan parameters as well as price, and providing consistently high-quality customer service.

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

SUPERVISION AND REGULATION

General

Financial, as a bank holding company, and the Bank, as a state-chartered bank, are subject to extensive federal and state laws and regulations. These laws and regulations impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations. The following briefly summarizes the more significant provisions of applicable federal and state laws, certain regulations and the potential impact of such provisions on Financial and the Bank. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. No assurance can be given that these statutes or regulations will not change.

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

•

The Dodd-Frank Reform Act established the Consumer Financial Protection Bureau, within the Federal Reserve, to serve as a dedicated consumer-protection regulatory body. The Consumer Financial Protection Bureau is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, small institutions. As a smaller institution, most consumer protection aspects of the Dodd-Frank Reform Act will continue to be overseen by the Federal Reserve.

•	The Dodd-Frank Act allows banks to engage in de novo interstate branching, a practice that was previously significantly limited.

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

The Regulatory Relief Act

The Regulatory Relief Act was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While it maintains the majority of the regulatory structure established by the Dodd-Frank Act, the Regulatory Relief Act amends certain aspects for small depository institutions with less than $10 billion in assets, such as the Bank. Sections in the Regulatory Relief Act address access to mortgage credit; consumer access to credit; protections for veterans, consumers, and homeowners; rules for certain bank or financial holding companies; capital access; and protections for student borrowers. Financial and the Bank will focus on the implementing rules and guidance for the various provisions in each section of the Regulatory Relief Act that impact their operations and activities.

Among other items, the Regulatory Relief Act simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion. The Regulatory Relief Act requires federal banking agencies to develop a community bank leverage ratio (defined as the ratio of tangible equity capital to average total consolidated assets) for banks and holding companies with total consolidated assets of less than $10 billion and an appropriate risk profile. The required regulations must specify a minimum community bank leverage ratio of not less than 8% and not more than 10%, as well as procedures for treatment of a qualifying community bank that has a community bank leverage ratio that falls below the required minimum. Qualifying banks that exceed the minimum community bank leverage ratio will be deemed to be in compliance with all other capital and leverage requirements.

On November 21, 2018, pursuant to the Regulatory Relief Act, the federal banking agencies issued a notice of proposed rulemaking proposing a community bank leverage ratio of 9%. The comment period for the proposed rule has since closed, but the regulation is not yet finalized. The final community bank ratio is not known at this time.

The Regulatory Relief Act also expands the universe of holding companies that are permitted to rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement.” The asset size of a qualifying holding company was increased from $1 billion to $3 billion on August 30, 2018, thus excluding holding companies in this category from consolidated capital requirements. However, subsidiary depository institutions continue to be subject to minimum capital requirements.

Further, the Regulatory Relief Act decreased the burden for community banks in regards to call reports, the Volcker Rule (which generally restricts banks from engaging in certain investment activities and limits involvement with hedge funds and private equity firms), mortgage disclosures, and risk weights for some high-risk commercial real estate loans. On December 28, 2018, the federal banking agencies issued a final rule increasing the asset threshold to qualify for an 18-month examination cycle from $1 billion to $3 billion for qualifying institutions that are well capitalized, well managed and meet certain other requirements.

Any number of the provisions of the Regulatory Relief Act may have the effect of increasing our expenses, decreasing our revenues, or changing the activities in which we choose to engage. The environment in which banking organizations operate, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the profitability of banking organizations that cannot now be foreseen.

It is difficult at this time to determine the direct impact of the Regulatory Relief Act on Financial or the Bank. Implementing rules and regulations are required and many have not yet been written or finalized

Regulation of the Bank

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

General. As a state-chartered commercial bank, the Bank and its subsidiaries are subject to regulation, supervision and examination by the Federal Reserve and the Virginia State Corporation Commission’s Bureau of Financial Institutions (the “BFI”). As such, the Bank is subject to various statutes and regulations administered by these agencies that govern, among other things, required reserves, investments, loans, lending limits, acquisitions of fixed assets, interest rates payable on deposits, transactions among affiliates and the Bank, the payment of dividends, mergers and consolidations, and establishment of branch offices.

The earnings of the Bank are affected by general economic conditions, management policies and the legislative and governmental actions of the various regulatory authorities, including those referred to above.

FDIC Insurance Premiums. The Bank has deposits that are insured by the FDIC. FDIC maintains the DIF which is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations. FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the DIF declines in relation to the total amount of insured deposits. The FDIC has a risk-based assessment system to adjust the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. On November 12, 2009, the FDIC announced a final rule to increase by 3 basis points the deposit assessment base rate, beginning January 1, 2011. Effective July 1, 2016, the initial base assessment rates for all insured institutions were reduced from 5 to 35 basis points to 3 to 30 basis points. Pursuant to the Regulatory Relief Act, the FDIC Board of Directors authorized the publication of a notice of proposed rulemaking proposing to apply the community bank leverage ratio framework to the deposit insurance assessment system. While an assessment estimator is available for use in determining the impact of the proposal on the Bank, the regulation is not yet finalized, and changes could be made.

In 2018, the Bank expensed $398,000 in FDIC assessments which compared to $375,000 in 2017. Any increases in FDIC insurance premiums could adversely affect the Bank’s profitability.

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

Effective January 1, 2015, the final rules required the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the previous requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the previous requirement); and (iv) a leverage ratio of 4.0% of total assets. These are the initial capital requirements, which were phased in over a five-year period. When fully phased in on January 1, 2019, the rules require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

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

If the new minimum capital ratios described above had been effective as of December 31, 2018, based on management’s interpretation and understanding of the new rules, Financial would have remained “well capitalized” as of such date.

As discussed above under “Supervision and Regulation—The Regulatory Relief Act,” recently enacted legislation directs the federal bank regulatory agencies to develop a “Community Bank Leverage Ratio,” calculated by dividing tangible equity capital by average consolidated total assets, of not less than 8% and not more than 10%. On November 21, 2018, pursuant to the Regulatory Relief Act, the federal banking agencies issued a notice of proposed rulemaking proposing a community bank leverage ratio of 9%. The comment period for the proposed rule has since closed, but the regulation is not yet finalized. The final community bank ratio is not known at this time. If a “qualified community bank,” generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, has a leverage ratio which exceeds the Community Bank Leverage Ratio, then such bank will be considered to have met all generally applicable leverage and risk based capital requirements; the capital ratio requirements for “well capitalized” status under Section 38 of the FDIA, and any other leverage or capital requirements to which it is subject.

The asset size of a qualifying holding company was increased from $1 billion to $3 billion on August 30, 2018, thus excluding holding companies in this category from consolidated capital requirements.

Because total assets on a consolidated basis are less than $3,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Although the Company’s subsidiary depository institutions continue to be subject to minimum capital requirement, it unlikely that the Company will be required to comply with the consolidated capital rules until well into the future.

Transactions with Affiliates. The Bank is subject to the provisions of Section 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W of the Federal Reserve Bank which place limits on the amount of loans or extensions of credit to affiliates (as defined in the Federal Reserve Act), investments in or certain other transactions with affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The law and regulation limit the aggregate amount of transactions with any individual affiliate to ten percent (10%) of the capital and surplus of the Bank and also limit the aggregate amount of transactions with all affiliates to twenty percent (20%) of capital and surplus. Loans and certain other extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in the regulation, and the purchase of low-quality assets from affiliates is generally prohibited. The law and Regulation W also, among other things, prohibit an institution from engaging in certain transactions with certain affiliates (as defined in the Federal Reserve Act) unless the transactions are on terms substantially the same, or at least as favorable to such institution and/or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated entities. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards that in good faith would be offered to or would apply to non-affiliated companies.

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

Safety and Soundness. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” all such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2018, the Bank was considered “well-capitalized.”

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

In August, 2018, the CFPB published its final rule to update Regulation P pursuant to the amended GLB Act. Under this rule, certain qualifying financial institutions are not required to provide annual privacy notices to customers. To qualify, a financial institution must not share nonpublic personal information about customers except as described in certain statutory exceptions which do not trigger a customer’s statutory opt-out. In addition, the financial institution must not have changed its disclosure policies and practices from those disclosed in its most recent privacy notice. The rule sets forth timing requirements for delivery of annual privacy notices in the event that a financial institution that qualified for the annual notice exemption later changes its policies or practices in such a way that it no longer qualifies for the exemption.

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

Our success depends primarily on the general economic conditions of the primary markets in Virginia in which we operate and where our loans are concentrated. Unlike nationwide banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Lynchburg metropolitan statistical area (“MSA”). Lynchburg’s MSA, which is often referred to as Region 2000, consists of approximately 2,122 square miles, and includes the City of Lynchburg and the Counties of Bedford, Campbell, Amherst and Appomattox. To a lesser extent, our lending market includes the Roanoke, Charlottesville and Harrisonburg MSAs. Our branches in localities outside of Region 2000 have a short operating history. As of December 2018, the Lynchburg MSA had an unemployment rate (not adjusted seasonally) of 2.8%, as compared to a statewide average unemployment rate of 2.6%.

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

We may acquire and hold other real estate owned (OREO) properties, which could lead to increased operating expenses and vulnerability to declines in the market value of real estate in our areas of operations.

From time-to-time, we foreclose upon and take title to the real estate serving as collateral for our loans as part of our business. If our OREO balance increases, management expects that our earnings will be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership. Also, at the time that we foreclose upon a loan and take possession of a property, we estimate the value of that property using third-party appraisals and opinions and internal judgments. OREO property is valued on our books at the estimated market value of the property, less the estimated costs to sell (or “fair value”). Upon foreclosure, a charge-off to the allowance for loan losses is recorded for any excess between the value of the asset on our books over its fair value. Thereafter, we periodically reassess our judgment of fair value based on updated appraisals or other factors, including, at times, at the request of our regulators. Any declines in our estimate of fair value for OREO will result in valuation adjustments, with a corresponding expense in our statements of income that is recorded under the line item for “Other real estate expenses.” As a result, our results of operations are vulnerable to declines in the market for residential and commercial real estate in the areas in which we operate. The expenses associated with OREO and property write downs could have a material adverse effect on our results of operations and financial condition. Any increase in nonaccrual loans may lead to increases in our OREO balance in the future.

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

A failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

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

In addition, the financial services industry is undergoing rapid technological changes, with new technology-driven products and services being frequently introduced. The changes could cause our customers to use these new services and products rather than the Bank. For example, financial technology (or “fintech”) companies that rely on technology to provide financial services such as peer-to-peer platforms, blockchain and other distributed ledger technologies have the potential to disrupt the financial services industry and change the way banks do business. Fintech companies are subject to limited regulation. We may not be able to effectively implement new technology-driven products and services or be successful in competing against products, which could impair our growth and profitability.

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

The Consumer Financial Protection Bureau’s (the “CFPB”) “ability-to-repay” and “qualified mortgage” rules may have a negative impact on our loan origination process and foreclosure proceedings, which could adversely affect our business, operating results and financial condition.

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

The short-term and long-term impact of regulatory capital requirements and capital rules is uncertain.

On July 2, 2013, the Federal Reserve Board, and shortly thereafter, the other federal bank regulatory agencies, issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Reform Act. The final rule applies to all depository institutions, top-tier bank holding companies and top-tier savings and loan holding companies with total consolidated assets of $1 billion or more. Among other things, the rule establishes a common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The Bank exercised this one-time opt-out. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Bank on January 1, 2015. The capital conservation buffer requirement began phasing in on January 1, 2016, at 0.625% of risk-weighted assets, and after increasing each year was fully implemented at 2.5% on January 1, 2019.

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

We may in the future issue additional shares of our common stock to raise cash for operations or to fund acquisitions, to provide equity-based incentives to our management and employees, to permit our stockholders to invest cash dividends and optional cash payments in shares of our common stock or as consideration in acquisition transactions. Additional equity offerings and issuance(s) of additional shares of our common stock may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. No assurances can be given that the Company will not issue additional securities that will have the effect of diluting the equity interest of our stockholders. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

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

Current Locations and Property

Depending on such factors as cost, availability, and location, we may either lease or purchase our operating facilities. The existing facilities that we have purchased typically have been former branches of other financial institutions. As of February 28, 2019, the Bank conducts its operations from 17 locations, of which we own 8 and lease 9. The following table describes the location and general character of our operating facilities:

Address	Type of Facility	Year Opened	Owned/Leased

5204 Fort Avenue Lynchburg, Virginia	Full-service branch with drive thru and ATM	2000	Owned

4698 South Amherst Highway Madison Heights, Virginia	Full-service branch with drive thru and ATM	2002	Owned

17000 Forest Road Forest, Virginia	Full-service branch with drive thru and ATM Headquarters for Mortgage Division	2005	Owned

164 South Main Street Amherst, Virginia	Full-service branch with drive thru and ATM	2007	Owned

1405 Ole Dominion Blvd Bedford, Virginia	Full-service branch with drive thru and ATM	2008	Owned

1110 Main Street Altavista, Virginia	Full-service branch with drive thru and ATM	2009	Owned

828 Main Street Lynchburg, Virginia	Corporate Headquarters; Full-service branch with ATM	2004	Leased (1)

615 Church Street Lynchburg, Virginia	Full-service branch with drive thru and ATM Headquarters for Investment and Insurance operations	1999	Leased (2)

4935 Boonsboro Road, Suites C and D Lynchburg, Virginia	Full-service branch with drive thru and ATM	2006	Leased (3)

501 VES Road Lynchburg, Virginia	Limited service branch	2010	Leased (4)

1430 Rolkin Court Suite 203 Charlottesville, Virginia	Commercial loan origination and mortgage office as well as a limited service branch	2013	Leased (5)

1391 South High Street Harrisonburg, Virginia	Full-service branch with drive thru and ATM	2015	Owned

Address	Type of Facility	Year Opened	Owned/Leased

250 Pantops Mountain Road Charlottesville, Virginia	Limited service branch	2015	Leased (6)

1745 Confederate Blvd Appomattox, Virginia	Full-service branch with drive thru and ATM	2017	Owned

225 Merchant Walk Avenue Charlottesville, Virginia	Full-service branch with drive thru and ATM	2016	Leased (7)

3562 Electric Road Roanoke, Virginia	Full-service branch with ATM	2017	Leased (8)

2001 South Main Street #107 Blacksburg, Virginia	Mortgage origination office	2018	Leased (9)

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

(5) Base lease expired December 31, 2018. We are currently leasing on a month to month basis with plans to relocate this branch to 550 Water Street in Charlottesville, Virginia in the summer of 2019.

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

(9) Base lease expires February 28, 2021. The Bank intends to continue operating at this location.

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

•

real property located at 5 Village Highway (near the intersection of Routes 501 and 24) in Rustburg, Virginia. The structure on the property has been demolished and removed. The Bank does not anticipate opening a branch at this location prior to late 2019.

•	real property located at 45 South Main Street, Lexington, Virginia. The Bank anticipates opening a full-service branch with limited staff sometime in 2019.

•

real property located at 550 Water Street, Charlottesville, Virginia. In the third quarter of 2018, the Bank purchased an unfinished commercial condominium located at 550 Water Street, Charlottesville, Virginia for a gross price of $1,500,000. The Bank currently upfitting this property to be a full-service branch. At the completion of the up-fit, subject to regulatory approval, the Bank will relocate its Rolkin Court location mentioned earlier to 550 Water Street. We anticipate the relocation will occur in the summer of 2019.

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

As of March 18, 2019 (the most recent date available), the Common Stock traded for $14.55 per share. As of March 22, 2019, there were approximately 4,378,436 shares of Common Stock outstanding, which shares are held by approximately 1,424 active shareholders of record.

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

On January 15, 2019 Financial declared a cash dividend for the fourth quarter of 2018 of $0.06 per common share. The dividend is payable on March 22, 2019 to shareholders of record at the close of business on March 8, 2019. Financial will evaluate the factors set forth above when making a determination of whether to continue to pay a cash dividend in 2019.

Item 6.	Selected Financial Data — Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist readers in understanding and evaluating our financial condition and results of operations. You should read this discussion in conjunction with our financial statements and accompanying notes included elsewhere in this report. Because Bank of the James Financial Group, Inc. (“Financial”) has no material operations and conducts no business other than the ownership of its operating subsidiary, Bank of the James (and its divisions and subsidiary), the discussion primarily concerns the business of the Bank. However, for ease of reading and because our financial statements are presented on a consolidated basis, references to “we,” “us,” or “our” refer to Financial, Bank of the James, and their divisions and subsidiaries as appropriate

Cautionary Statement Regarding Forward-Looking Statements

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

As discussed in more detail below,

•	For the year ended December 31, 2018, Financial had net income of $5,302,000, an increase of $2,380,000 from net income of $2,922,000, for the year ended December 31, 2017;

•	For the year ended December 31, 2018, earnings per basic and diluted common share was $1.21, as compared to earnings of $0.67 per basic and diluted common share for the year ended December 31, 2017;

•	Net interest income increased to $23,176,000 for the current year from $20,672,000 for the year ended December 31, 2017;

•	Noninterest income (exclusive of net gains on sales and calls of securities) increased to $5,235,000 for the year ended December 31, 2018 from $4,614,000 for the year ended December 31, 2017;

•	Total assets as of December 31, 2018 were $674,897,000 compared to $626,341,000 at the end of 2017, an increase of $48,556,000 or 7.75%;

•

Net loans (excluding loans held for sale), net of unearned income and the allowance for loan loss, increased to $530,016,000 as of December 31, 2018 from $491,022,000 as of the end of December 31, 2017, an increase of 7.94%; and

•	The net interest margin increased 8 basis points to 3.75% for 2018, compared to 3.67% for 2017.

The following table sets forth selected financial ratios:

	For the Year Ended December 31,
	2018	2017	2016
Return on average equity	9.74%	5.64%	6.60%
Return on average assets	0.81%	0.49%	0.60%
Dividend yield %	1.73%	1.60%	1.57%
Average equity to total average assets	8.29%	8.61%	9.16%

Effect of Economic Trends

The U.S. economy continued to be strong in 2018. Locally, real estate values appear stable and with some increase in valuation. Region 2000 continued to experience positive trends in housing during 2017 and 2018. Loan demand from small and medium-sized businesses remained strong in 2018. Despite recent and potential future rate increases, management expects loan demand to remain stable or increase through the remainder of 2019. For additional information regarding the local economy and its impact on the Company’s business refer to Part I, Item 1 in this 10-K under the caption “Location and Market Area”

Management expects economic conditions to continue to remain favorable in 2019, which could result in increased competition for banking services. Financial institutions also face continued heightened levels of scrutiny from federal and state regulators. Financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

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

The downward trend in short term interest rates which began in the last quarter of 2007 was due to the actions of the Federal Open Market Committee (“FOMC”) resulting from a deteriorating economy. Since December 2008, the federal funds target rate set by the Federal Reserve had been set at 0.00% to 0.25%. This trend began to reverse in December 2015 when the FOMC raised the target rate by 25 basis points and did so again in December 2016. Since December 2016, the FOMC has raised rates by 25 basis points seven times (three times in 2017 and four times in 2018) which resulted in the current target rate range of 2.25% to 2.50%. Long term interest rates have likewise increased slightly. Although it cannot be certain, as discussed below under “Results of Operations—Net Interest Income” management believes that short term interest rates will either increase or remain stable for the foreseeable future. An increase in long-term interest rates would have an adverse impact on the Mortgage Division, primarily due to reduced refinancing opportunities.

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

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loans reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Bank had loans totaling $424,000 and $440,000 that were classified as TDRs as of December 31, 2018 and 2017, respectively.

Management considers historical trends, industry trends, peer comparisons, as well as individual classified impaired loans, in addition to historical experience to evaluate the allowance for loan losses. Our method for determining the allowance for loan losses is discussed more fully under “Provision and Allowance for Loan Losses for the Bank” below.

Other real estate owned (OREO) consists of properties acquired through foreclosure or deed in lieu of foreclosure. These properties are carried at fair value less estimated costs to sell at the date of foreclosure establishing a new cost basis. These properties are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Losses from the acquisition of property in full or partial satisfaction of loans are charged against the allowance for loan losses. Subsequent write-downs, if any, are charged against expense. Gains and losses on the sales of foreclosed properties are included in determining net income in the year of the sale. Operating costs after acquisition are expensed. The Bank had OREO totaling $2,430,000 and $2,650,000 as of December 31, 2018 and 2017, respectively.

RESULTS OF OPERATIONS

Year Ended December 31, 2018 compared to year ended December 31, 2017

Net Income

The net income for Financial for the year ended December 31, 2018 was $5,302,000 or $1.21 per basic and diluted share compared with net income of $2,922,000 or $0.67 per basic and diluted share for the year ended December 31, 2017. Note 13 of the consolidated financial statements provides additional information with respect to the calculation of Financial’s earnings per share.

The increase of $2,380,000 in 2018 net income compared to 2017 was due in large part to the following: i) a decrease in income tax expense of $1,109,000 resulting primarily from the Tax and Jobs Act of 2017; ii) an increase in net interest income in the amount of $2,504,000; iii) an increase in non-interest income of $508,000, or 10.75%; iv) a decrease in the provision for loan losses of $277,000, or 27.90%. These increases were partially offset by an increase in non-interest expenses of $2,018,000, or 10.60%. As discussed in more detail below, we charged off $1,064,000 in nonperforming loans during the year ended December 31, 2018 as compared with $2,094,000 in 2017. The amount of the provision for loan losses was $716,000 in the year ended December 31, 2018 as compared to $993,000 in 2017.

These operating results represent a return on average stockholders’ equity of 9.74% for the year ended December 31, 2018 compared to 5.64% for the year ended December 31, 2017. The increase in net income was the primary reason for the increase in return on equity in 2018. The return on average assets for the year ended December 31, 2018 was 0.81% compared to 0.49% in 2017.

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

Interest income increased to $26,971,000 for the year ended December 31, 2018 from $23,665,000 for the year ended December 31, 2017. This increase was due to i) the interest earned on the increase in loan balances; and ii) a increase in the yields on average earning assets which primarily consist of loans and investment securities, as discussed below.

Net interest income for 2018 increased $2,504,000 to $23,176,000 or 12.11% from net interest income of $20,672,000 in 2017. The growth in net interest income was due primarily to the additional interest generated from increased interest rates and an increase loan balances but offset by an increase in our interest expense of $802,000 to $3,795,000 in 2018 from $2,993,000 in 2017. Our interest expense increased primarily because of an increase in the rates paid on interest bearing liabilities and an increase in the balance of interest-bearing liabilities. The average balance of interest bearing liabilities increased 4.40% from $478,459,000 for the year ended December 31, 2017 to $499,499,000 for the year ended December 31, 2018. The average interest rate paid on interest bearing liabilities increased by 13 basis points during 2018 from 0.63% to 0.76% as compared to 2018.

The net interest margin increased to 3.75% in 2018 from 3.67% in 2017. The average rate on earning assets increased 16 basis points from 4.20% in 2017 to 4.36% in 2018 and the average rate on interest-bearing deposits increased from 0.59% in 2017 to 0.72% in 2018. Management cannot predict with certainty future interest rate decisions by the FOMC.

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

Net Interest Margin Analysis

Average Balance Sheets

For the Years Ended December 31, 2018, 2017 and 2016

(dollars in thousands)

	2018			2017			2016
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS
Loans, including fees (1)(2)	$519,850	$24,707	4.75%	$485,210	$21,980	4.53%	$451,100	$20,356	4.51%
Loans AFS	3,138	129	4.11%	2,628	101	3.84%	3,611	125	3.46%
Federal funds sold	20,832	393	1.89%	11,869	133	1.12%	7,029	34	0.48%
Interest-bearing bank balances	12,594	227	1.80%	7,457	82	1.10%	6,093	31	0.51%
Securities (3)	60,880	1,443	2.37%	54,913	1,311	2.39%	41,083	976	2.38%
Federal agency equities	1,402	74	5.28%	1,345	73	5.43%	1,243	67	5.39%
CBB equity	116	—	0.00%	116	—	0.00%	116	—	0.00%

Total earning assets	618,812	26,973	4.36%	563,538	23,680	4.20%	510,275	21,589	4.23%

Allowance for loan losses	(4,650)			(5,072)			(4,819)
Non-earning assets	42,776			43,354			38,441

Total assets	$656,938			$601,820			$543,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$206,342	$767	0.37%	$192,932	$494	0.26%	$169,963	$352	0.21%
Savings	102,383	194	0.19%	105,996	228	0.22%	110,422	238	0.22%
Time deposits	184,924	2,617	1.42%	174,064	2,071	1.19%	155,346	1,742	1.12%

Total interest bearing deposits	493,649	3,578	0.72%	472,992	2,793	0.59%	435,731	2,332	0.54%
Other borrowed funds
Fed funds purchased	—	—	0.00%	1	—	0.00%	371	4	1.08%
Repurchase agreements	—	—	0.00%	795	13	1.64%	—	—	0.00%
Other borrowings	850	17	2.00%	—	—	0.00%	—	—	0.00%
Capital Notes	5,000	200	4.00%	4,671	187	4.00%	82	8	6.00%

Total interest-bearing liabilities	499,499	3,795	0.76%	478,459	2,993	0.63%	436,184	2,344	0.54%

Non-interest bearing deposits	101,785			70,791			56,741
Other liabilities	1,193			781			1,165

Total liabilities	602,477			550,031			494,090
Stockholders’ equity	54,461			51,789			49,807

Total liabilities and Stockholders’ equity	$656,938			$601,820			$543,897

Net interest earnings		$23,178			$20,687			$19,245

Net interest margin			3.75%			3.67%			3.77%

Interest spread			3.60%			3.58%			3.69%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with nonaccrual loans.
(3)

The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities using the Company’s applicable federal tax rate of 21% for 2018 and 34% for 2017 and 2016.

Interest income and expenses are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest bearing liabilities, and by the interaction of rate and volume factors. The following table shows the direct causes of the year-to-year changes in components of net interest income on a taxable equivalent basis.

				Volume and Rate (dollars in thousands) Years Ending December 31,
	2018			2017			2016
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense
Loans	$1,646	$1,109	$2,755	$1,466	$134	$1,600	$1,606	$(502)	$1,104
Federal funds sold	136	124	260	34	65	99	(2)	18	16
Interest bearing deposits	75	70	145	8	43	51	3	14	17
Securities	143	(11)	132	331	4	335	191	(62)	129
Restricted stock	3	(2)	1	167	(161)	6	—	—	—

Total earning assets	2,003	1,290	3,293	2,006	85	2,091	1,798	(532)	1,266

Liabilities:
Demand interest bearing	39	234	273	51	91	142	53	43	96
Savings	(7)	(27)	(34)	(10)	—	(10)	(15)	—	(15)
Time deposits	133	414	546	216	112	328	204	(14)	190
Federal funds purchased	—	—	—	(2)	(2)	(4)	2	—	2
Capital notes	13	—	13	180	(1)	179	(592)	—	(592)
Repurchase agreements and other borrowings	10	(7)	3	6	7	13	(14)	(14)	(28)

Total interest-bearing liabilities	$188	$614	$802	$441	$207	$648	$(362)	$15	$(347)

Change in net interest income	$1,815	$676	$2,491	$1,564	$(122)	$1,442	$2,160	$(547)	$1,613

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

The Mortgage Division originated 555 mortgage loans, totaling approximately $115,331,000 during the year ended December 31, 2018 as compared with 434 mortgage loans, totaling $89,522,000 in 2017. Income improved with the increased origination volume, which is attributable in part to an improving residential real estate market throughout our footprint. Beginning in 2013 we began operating the Mortgage Division with hybrid correspondent relationships that allow the Bank to close loans in its name before an investor purchases the loan. By using the Bank’s funds to close the loan (as compared to a broker relationship in which loans are funded by the purchaser of the mortgage), the Bank is able to obtain better pricing due to the slight increase in risk. In 2017 and 2018, the Mortgage Division continued to operate in an environment in which real estate values continued to improve. Loans for new home purchases comprised 66% of the total volume in 2017 as compared to 75% in 2018. For the year ended December 31, 2018, the Mortgage Division accounted for 9.06% of Financial’s total revenue as compared with 8.57% of Financial’s total revenue for the year ended December 31, 2017. Mortgage contributed $514,000 and $515,000 to Financial’s pre-tax net income in 2018 and 2017, respectively. Management anticipates that residential mortgage rates will remain steady and therefore low by historical standards throughout 2019. However, management also anticipates that if rates trend higher, the majority of the loan mix will continue to lean towards new home purchases and away from refinancing. In addition, the Tax and Jobs Act is likely to increase the number of taxpayers that utilize the standard deduction, which could make smaller mortgage loans less attractive. Management believes it is too early to assess the impact of the Tax and Jobs Act on future mortgage production.

The Mortgage Division continues to increase its market share in its service areas. We opened a new mortgage origination office in Roanoke in October, 2013 and began originating mortgages in Charlottesville in March, 2014. In addition, in the first quarter of 2016, we hired a new mortgage loan origination officer for the Harrisonburg Market and in 2018 we opened a mortgage origination office in Blacksburg, Virginia with one producer. In 2018, we also added one additional mortgage producer in Roanoke. Management expects that continued historically low rates coupled with the Mortgage Division’s reputation in its markets and our recently-added offices and producers present an opportunity for us to continue to grow the Mortgage Division’s revenue.

Service charges and fees and commissions increased to $1,871,000 for the year ended December 31, 2018 from $1,759,000 for the year ended December 31, 2017 primarily due to increases related to the following: commission on the sales of securities and treasury management fees.

Investment provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. Investment’s financial impact on our consolidated revenue has been minimal. Although management cannot predict the financial impact of Investment with certainty, management anticipates it will continue to be a relatively small component of revenue in 2019.

In the third quarter of 2008, we began providing insurance and annuity products to Bank customers and others, through the Bank’s Insurance subsidiary. The Bank has one full-time and one part-time employee that are dedicated to selling insurance products through Insurance. Insurance generates minimal revenue and its financial impact on our consolidated revenue has been immaterial. Management anticipates that Insurance’s impact on noninterest income will remain immaterial in 2019.

Noninterest income, exclusive of gains and losses on the sale and call of securities, increased to $5,235,000 in 2018 from $4,614,000 in 2017. Inclusive of gains and losses on the sale and call of securities, noninterest income increased to $5,235,000 in 2018 from $4,727,000 in 2017. The following table summarizes our noninterest income for the periods indicated.

	Noninterest Income (dollars in thousands) December 31,
	2018	2017
Gains on sale of loans held for sale	$2,918	$2,434
Service charges, fees and commissions	1,871	1,759
Increase in cash value of life insurance	341	345
Other	105	76
Gain on sales and calls of securities, net	—	113

Total noninterest income	$5,235	$4,727

The increase in noninterest income for 2018 as compared to 2017 was primarily due to an increase in income from gains on sale of loans held for sale

Noninterest Expense of Financial

Noninterest expenses increased from $19,046,000 for the year ended December 31, 2017 to $21,064,000 for the year ended December 31, 2018. The following table summarizes our noninterest expense for the periods indicated.

	Noninterest Expense (dollars in thousands) December 31,
	2018	2017
Salaries and employee benefits	$11,279	$10,012
Occupancy	1,522	1,493
Equipment	1,600	1,521
Supplies	548	520
Professional, data processing and other outside expenses	3,226	2,795
Marketing	611	739
Credit expense	528	467
Other real estate expenses	227	88
FDIC insurance expense	398	375
Other	1,125	1,036

Total noninterest expense	$21,064	$19,046

The increase in non-interest expense was due in large part to an increase in compensation and benefits and occupancy and equipment. To a lesser degree supplies, professional expenses, marketing, credit, other real estate expense and FDIC insurance also contributed to the overall increase. Our total personnel expense, net of direct salary costs incurred in originating certain loans (in accordance with current accounting rules), increased to $11,279,000 for the year ended December 31, 2018, from $10,012,000 for the year ended December 31, 2017. The increase in non-interest expense resulted from expenses associated with the recent expansion into Charlottesville, Harrisonburg, Roanoke and Appomattox and, to a lesser extent, the additional mortgage personnel. Compensation for some employees of the Mortgage Division and Investment is commission-based and therefore subject to fluctuation.

The efficiency ratio, that is the cost of producing each dollar of revenue, is determined by dividing noninterest expense by the sum of net interest income plus noninterest income. Financial’s efficiency ratio decreased from 74.99% in 2017 to 74.14% in 2018. Our efficiency ratio decreased because an increase in net interest income and non-interest income was greater than the increases in the above non-interest expenses.

Income Tax Expense

For the year ended December 31, 2017, Financial had federal income tax expense of $2,438,000, as compared to a federal income tax expense of $1,329,000 in 2018, which equates to effective tax rates of 45.49% and 20.04%, respectively. Our effective rate was higher than the statutory corporate tax rate in 2017 due to the $871,000 write-down of deferred tax assets which flowed through income tax expense as a result of the decrease in the corporate tax rate from 34% to 21% as mandated by the Tax and Jobs Act of 2017. Our effective tax rate was lower than the statutory corporate tax rate in 2018 because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance, and certain tax free municipal securities. Note 12 of the consolidated financial statements provides additional information with respect to our 2017 and 2018 federal income tax expense and the deferred tax accounts.

ANALYSIS OF FINANCIAL CONDITION

As of December 31, 2018 and December 31, 2017

General

Our total assets were $674,897,000 at December 31, 2018, an increase of $48,556,000 or 7.75% from $626,341,000 at December 31, 2017, primarily due to an increase in loans and an increase in cash and cash equivalents. These increases were offset in part by decreases in securities held-to-maturity and securities available-for-sale. As explained in more detail below, deposits increased from $567,493,000 on December 31, 2017 to $612,043,000 on December 31, 2018. Loans, net of unearned income and the allowance, increased to $530,016,000 on December 31, 2018 from $491,022,000 on December 31, 2017.

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

Loans, net of unearned income and the allowance, increased to $530,016,000 on December 31, 2018 from $491,022,000 on December 31, 2017. Total loans, including loans held for sale increased to $536,267,000 on December 31, 2018 from $498,400,000 on December 31, 2017. The increase in total loans was partially due to enhanced marketing efforts and increased penetration into the Charlottesville, Harrisonburg, and Roanoke markets. We anticipate that these offices will continue to add to our loan balances. The increase is also attributed to increased calling and sales efforts by our lenders. Despite these factors, competition for qualified borrowers remains strong.

As of December 31, 2018, the Bank had $2,939,000, or 0.55% of its total loans, in non-accrual status compared with $4,309,000, or 0.87% of its total loans, at December 31, 2017. Management is continuing its efforts to reduce non-performing assets through enhanced collection efforts and the liquidation of underlying collateral. The Bank attempts to work with borrowers on a case-by-case basis to attempt to protect the Bank’s interests. However, despite our commitment, a reduction of non-accrual loans can be dependent on a number of factors, including improvements in employment, housing, and overall economic conditions at the local, regional and national levels. See “Asset Quality” below.

The following table summarizes the composition of the Bank’s loan portfolio for the periods indicated by dollar amount:

	Loan Portfolio (dollars in thousands) December 31,
	2018	2017	2016	2015	2014
Commercial	$92,877	$96,127	$88,085	$76,773	$63,259
Commercial real estate	289,171	251,807	237,638	217,125	207,262
Consumer	86,191	83,746	85,099	81,531	76,380
Residential	66,358	64,094	59,247	59,699	52,462

Total loans	534,597	495,774	470,069	435,128	399,363
Less allowance for loan losses	4,581	4,752	5,716	4,683	4,790

Net loans	$530,016	$491,022	$464,353	$430,445	$394,573

The following table sets forth the maturities of the loan portfolio at December 31, 2018.

	Remaining Maturities of Selected Loans (dollars in thousands) At December 31, 2018
	Less than One Year	One to Five Years	Greater than Five Years	Total
Commercial	$19,706	$18,984	$54,187	$92,877
Commercial real estate	23,418	38,958	226,795	289,171
Consumer	10,662	28,556	46,973	86,191
Residential	7,538	8,301	50,519	66,358

Total	$61,324	$94,799	$378,474	$534,597

For maturities over one year:
Fixed Rates	$95,250	20.13%
Variable Rates	378,023	79.87%

Total	$473,273

Deposits

We experienced an increase in deposits from $567,493,000 at December 31, 2017 to $612,043,000 at December 31, 2018, for an increase of 7.85%. Noninterest-bearing deposits increased $17,254,000 or 23.28% from $74,102,000 at December 31, 2017 to $91,356,000 at December 31, 2018. The increase in non-interest-bearing deposits was due to the recent expansion into in Charlottesville, Harrisonburg, Roanoke, and most recently, Appomattox as well as increased and continued efforts to procure the primary checking accounts of our commercial loan customers. The increase can also be attributed to end of the year real estate and business closings related to our professional settlement accounts. Interest-bearing deposits increased $27,296,000, or 5.53%, from $493,391,000 at December 31, 2017 to $520,687,000 at December 31, 2018. A total of $20,064,000 in brokered certificates of deposit was included in total time deposits at both December 31, 2017 and December 31, 2018.

The following table sets forth the average deposit balances and the rates paid on deposits for the years indicated:

	Average Deposits and Rates Paid (dollars in thousands) Year Ended December 31,
	2018		2017		2016
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$101,785	—	$70,791	—	$56,741	—

Interest-bearing deposits
Interest checking	$138,347	0.34%	$127,711	0.21%	$119,352	0.19%
Money market	67,995	0.42%	65,221	0.38%	50,611	0.29%
Savings	102,383	0.18%	105,996	0.19%	110,422	0.22%
Time deposits
Less than $100,000	80,628	1.32%	77,418	1.13%	69,185	1.10%
$100,000 but < $250,000	60,268	1.40%	58,381	1.17%	50,282	1.16%
Greater than $250,000	44,028	1.59%	38,265	1.34%	35,879	1.20%

Total interest-bearing deposits	$493.649	0.72%	$472,992	0.59%	$435,731	0.54%

Total deposits	$595,434		$543,783		$492,472

The following table includes a summary of maturities of CDs greater than $100,000:

	Maturities of CD’s Greater than $ 100,000
	(dollars in thousands)
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total
At December 31, 2018	$5,720	$19,071	$34,665	$46,315	$105,771

Cash and Cash Equivalents

Cash and cash equivalents increased from $37,018,000 on December 31, 2017 to $50,325,000 on December 31, 2018. Federal funds sold amounted to $23,600,000 on December 31, 2018 compared to $16,751,000 on December 31, 2017. Fluctuations in federal funds sold generally are related to fluctuations in transactional accounts and professional settlement accounts as discussed above, and use of cash and cash equivalents to fund loan growth.

Investment Securities

The investment securities portfolio of the Bank is used as a source of income and liquidity.

The following table summarizes the fair value of the Bank’s securities portfolio for the periods indicated:

	Securities Portfolio (dollars in thousands) December 31,
	2018	2017	2016
Held-to-maturity
U.S. agency obligations	$3,515	$5,619	$3,273

Available-for-sale
U.S. treasuries	1,845	1,858	1,833
U.S. agency obligations	23,267	23,850	13,113
Mortgage—backed securities	11,876	13,388	12,005
Municipals	12,009	12,274	9,947
Corporates	3,730	3,942	3,878

Total available-for-sale	$52,727	$55,312	$40,776

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

Securities held-to-maturity at carrying cost decreased from $5,713,000 as of December 31, 2017 to $3,700,000 as of December 31, 2018. This decrease resulted from the maturity of one held-to-maturity security and by the amortization of premiums within the held-to-maturity portfolio. The decision to invest in securities held-to-maturity is based on the same factors as the decision to invest in securities available-for-sale except that management invests surplus funds in securities held-to-maturity only after concluding that such funds will not be necessary for liquidity purposes during the term of such security. However, the held-to-maturity securities may be pledged for such purposes as short-term borrowings and as collateral for public deposits.

The portfolio of securities available-for-sale decreased to $52,727,000 as of December 31, 2018 from $55,312,000 as of December 31, 2017. The decrease is a result of a decrease in the fair value of available-for-sale securities as well as normal amortization of principal related to the Bank’s mortgage-backed securities. During 2018, the Bank purchased $998,000 of available-for-sale securities. There were no sales of available-for-sale securities in 2018. The Bank realized $2,204,000 from calls, maturities, and paydowns of available-for-sale securities.

The following table shows the maturities of held-to-maturity and available-for-sale securities at amortized cost and fair value at December 31, 2018 and December 31, 2017 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are not shown on a tax equivalent basis. Financial attempts to maintain diversity in its portfolio and maintain credit quality and repricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on Financial’s securities, see Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution /Yield Analysis
	(dollars in thousands)
	At December 31, 2018
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Held-to-maturity
U.S. Agency
Amortized cost	$—	$—	$—	$3,700	$3,700
Fair value	$—	$—	$—	$3,515	$3,515
Weighted average yield				2.98%
Available-for-sale securities
U.S Treasury
Amortized cost	$—	$—	$1,961	$—	$1,961
Fair value	$—	$—	$1,845	$—	$1,845
Weighted average yield			1.77%
U.S. Agency
Amortized cost	$—	$—	$16,245	$8,456	$24,701
Fair value	$—	$—	$15,297	$7,970	$23,267
Weighted average yield			2.19%	2.62%
Mortgage Backed Securities
Amortized cost	$—	$1,358	$4,595	$6,437	$12,390
Fair value	$—	$1,317	$4,438	$6,121	$11,876
Weighted average yield		1.66%	2.21%	2.33%
Municipals
Amortized cost	$—	$2,097	$3,651	$6,664	$12,412
Fair value	$—	$2,046	$3,542	$6,421	$12,009
Weighted average yield		2.09%	2.48%	2.91%
Corporates
Amortized cost	$—	$1,514	$2,588	$—	$4,102
Fair value	$—	$1,439	$2,291	$—	$3,730
Weighted average yield		2.20%	2.37%
Total portfolio
Amortized cost	$—	$4,969	$29,040	$25,257	$59,266
Fair value	$—	$4,802	$27,413	$24,027	$56,242
Weighted average yield		1.96%	2.22%	2.68%

	Securities Portfolio Maturity Distribution /Yield Analysis
	(dollars in thousands)
	At December 31, 2017
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Held-to-maturity
U.S. Agency
Amortized cost	$2,002	$—	$—	$3,711	$5,713
Fair value	$2,009	$—	$—	$3,610	$5,619
Weighted average yield	4.00%			2.98%
Available-for-sale securities
U.S Treasury
Amortized cost	$—	$—	$1,956	$—	$1,956
Fair value	$—	$—	$1,858	$—	$1,858
Weighted average yield			1.77%
U.S. Agency
Amortized cost	$—	$—	$10,851	$14,030	$24,881
Fair value	$—	$—	$10,392	$13,458	$23,850
Weighted average yield			2.12%	2.50%
Mortgage Backed Securities
Amortized cost	$—	$—	$5,340	$8,322	$13,662
Fair value	$—	$—	$5,279	$8,109	$13,388
Weighted average yield			1.97%	2.23%
Municipals
Amortized cost	$—	$1,287	$2,960	$8,309	$12,556
Fair value	$—	$1,274	$2,916	$8,084	$12,274
Weighted average yield		2.15%	2.21%	2.88%
Corporates
Amortized cost	$—	$—	$4,117	$—	$4,117
Fair value	$—	$—	$3,942	$—	$3,942
Weighted average yield			2.28%
Total portfolio
Amortized cost	$2,002	$1,287	$25,224	$34,372	$62,885
Fair value	$2,009	$1,274	$24,387	$33,261	$60,931
Weighted average yield	4.00%	2.15%	2.10%	2.58%

Cash surrender value of bank owned life insurance

The Company has funded bank owned life insurance (BOLI) for a small group of its officers, where the Company is the owner and sole beneficiary of the policies. As of December 31, 2018, the BOLI had a cash surrender value of $13,359,000, an increase of $341,000 from the cash surrender value of $13,018,000 as of December 31, 2017. The entire $341,000 increase resulted from an increase in the cash surrender value relating to the aggregate earnings on all of the BOLI policies and there were no additional BOLI purchases in 2018. The value of BOLI increases from the cash surrender values of the pool of insurance. The increase in cash surrender value is recorded as a component of noninterest income; however, the Company does not pay tax on the increase in cash value. This profitability is used to offset a portion of current and future employee benefit costs. BOLI can be liquidated if necessary with associated tax costs. However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position. Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

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

At December 31, 2018, liquid assets, which include cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, and securities available-for-sale totaled $103,052,000 as compared to $92,330,000 at December 31, 2017. Management deems liquidity to be adequate. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $19,401,000 (current carrying value) of these securities are pledged to secure public deposits, or unfunded lines of credit. In the event any secured line of credit is drawn upon, the related debt would need to be repaid before the securities could be sold and converted to cash.

The following table sets forth non-deposit sources of funding:

	Funding Sources
	(dollars in thousands)
	December 31, 2018
Source	Capacity	Outstanding	Available
Federal funds purchased lines (unsecured)	$26,000	$—	$26,000
Federal funds purchased lines (secured)	9,757	—	9,757
Reverse repurchase agreements	5,000	—	5,000
Borrowings from FHLB Atlanta (1)	166,858	—	166,858

Total	$207,615	$—	$207,615

(1)

Currently the Bank has in place pledged collateral in the amount of approximately $47,400,000 against which $0 was drawn and outstanding on December 31, 2018. Additional collateral would be required to be pledged in order for the full $166,858,000 to be available.

At the end of 2018, approximately 38.68%, or $208,002,000 of the loan portfolio would mature or could reprice within a one-year period. At December 31, 2018, non-deposit sources of available funds totaled $207,615,000, which included $166,858,000 available from the FHLBA.

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

Effective January 1, 2015, the final rules require the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the previous requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the previous requirement); and (iv) a leverage ratio of 4.0% of total assets. These initial capital requirements were phased in over a five-year period. The phase in is complete and as of January 1, 2019, the rules require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

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

The following table (along with Note 18 of the consolidated financial statements) shows the minimum capital requirements and the Bank’s capital position as of December 31, 2018 and 2017.

	Analysis of Capital for Bank of the James (Bank only)
	(dollars in thousands)
	December 31,
	2018	2017
Tier 1 Capital:
Common stock	$3,742	$3,742
Additional paid in capital	22,325	22,325
Retained earnings	35,985	31,069

Total Tier 1 Capital	$62,052	$57,136

Common Equity Tier 1 Capital (CET1)	$62,052	$57,136

Tier 2 Capital:
Allowable portion of allowance for loan losses	$4,581	$4,752

Total Tier 2 Capital	4,581	4,752

Total risk-based capital	$66,633	$61,888

Risk weighted assets	$564,184	$513,419
Average total assets	$670,879	$626,422

			Regulatory Minimums
	December 31,		Capital Adequacy (1)	Well Capitalized
	2018	2017
Capital Ratios
Tier 1 capital to average total assets	9.25%	9.12%	4.000%	5.000%
Common Equity Tier 1 capital	11.00%	11.13%	7.000%	6.500%
Tier 1 risk-based capital ratio	11.00%	11.13%	8.500%	8.000%
Total risk-based capital ratio	11.81%	12.05%	10.500%	10.000%

(1)	Includes capital conservation buffer after full phase-in.

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

The proceeds from the 2017 Offering, existing capital, and funds generated from operations provide Financial with sufficient liquidity and capital with which to operate.

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

Stockholders’ Equity

Stockholders’ equity increased by $3,478,000 from $51,665,000 on December 31, 2017 to $55,143,000 on December 31, 2018 because of the net income of $5,302,000 less cash dividends paid and other comprehensive loss for the period.

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

Non-accrual loans decreased to $2,939,000 on December 31, 2018 from $4,309,000 on December 31, 2017. The decrease in non-accrual loans is primarily a result of $850,000 of transfers from loans to OREO and the subsequent sales of these assets. As set forth in tabular form below, total charge-offs during 2018 were $1,064,000 compared to $2,094,000 in 2017.

We also classify other real estate owned (OREO) as a nonperforming asset. OREO is the value of real property acquired by the Bank following default by the borrower. During the twelve months ended December 31, 2018 the Bank acquired nine additional OREO properties and disposed of six OREO properties. As of December 31, 2018 the Bank is carrying ten OREO properties at a value of $2,430,000, as opposed to seven properties with a value of $2,650,000 as of December 31, 2017. The following table represents the changes in OREO balance in 2018 and 2017.

	OREO Changes
	(Dollars in Thousands)
	Year Ended December 31,
	2018	2017
Balance at the beginning of the year (net)	$2,650	$2,370
Transfers from Loans	850	815
Capitalized costs	—	40
Valuation Adjustment	(185)	(60)
Sales proceeds	(846)	(514)
Gain (loss) on disposition	(39)	(1)

Balance at the end of the year (net)	$2,430	$2,650

Non-accrual loans plus OREO decreased to $5,369,000 on December 31, 2018 from $6,959,000 on December 31, 2017, a decrease of 22.85%.

We also classify troubled debt restructurings (TDRs) as both performing and nonperforming assets. We measure impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. TDRs occur when we agree to significantly modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. These concessions typically are made for loss mitigation purposes and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Performing TDRs decreased to $424,000 on December 31, 2018 from $440,000 on December 31, 2017.

The following table sets forth the number of outstanding TDR contracts and the total amount of the Bank’s TDRs as of December 31, 2018 and 2017.

	Troubled Debt Restructurings
	(Dollars in Thousands)
	December 31,
	2018	2017
Number of performing TDR contracts	3	3
Number of nonperforming TDR contracts	—	—

Total number of TDR contracts	3	3

Amount of performing TDR contracts	$424	$440
Amount of nonperforming TDR contracts	—	—

Total amount of TDRs contracts	$424	$440

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

The Bank’s allowance for loan losses decreased 3.60% from $4,752,000 on December 31, 2017 to $4,581,000 on December 31, 2018, primarily due to the change in specific reserves discussed in the following paragraph that were partially offset by an increase in the general reserves.

The Company’s allowance for loan losses to total losses declined from 0.96% at December 31, 2017 to 0.86% at December 31, 2018, primarily as a result of the decline in recorded specific reserves that were reduced through charge-offs (ASC 310). The general reserve component of the allowance for loan losses remained relatively consistent with the prior year end. Management intends to continue to be proactive in quantifying and mitigating the ongoing risk associated with all asset classes. Management has provided for the anticipated losses on its non-accrual loans through specific impairment in the allowance for loan loss.

Despite the decrease in individual loan impairment, our general reserves (ASC 450) increased in the commercial, consumer, and residential segments. The increase was largely driven by increased balances in the commercial and residential asset classes.

No nonaccrual loans were excluded from impaired loans at December 31, 2018 and 2017. If interest on these loans had been accrued, such income cumulatively would have approximated $198,000 and $472,000 at December 31, 2018 and December 31, 2017, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the nonperforming loan totals listed below. The following table sets forth the detail of loans charged-off, recovered, and the changes in the allowance for loan losses as of the dates indicated:

	Allowance for Loan Losses
	(dollars in thousands)
	At December 31,
	2018	2017	2016	2015	2014
Balance, beginning of period	$4,752	$5,716	$4,683	$4,790	$5,186
Loans charged-off:
Commercial	395	1,652	328	294	165
Commercial real estate	230	91	156	64	187
Consumer	405	246	275	257	79
Residential	34	105	—	—	120

Total loans charged off	$1,064	$2,094	$759	$615	$551

Recoveries:
Commercial	$113	$6	$7	$14	$51
Commercial real estate	4	41	127	122	10
Consumer	60	51	44	54	39
Residential	—	39	2	36	—

Total recoveries	$177	$137	$180	$226	$100

Net charge-offs	$887	$1,957	$579	$389	$451
Provision for loan losses	716	993	1,612	282	55

Balance, end of period	$4,581	$4,752	$5,716	$4,683	$4,790

The following table shows the balance and percentage of the Bank’s allowance for loan losses allocated to each major category of loans:

	Allocation of Allowance for Loan Losses
	(dollars in thousands)
	At December 31,
	2018		2017		2016		2015		2014
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$1,136	17.38%	$1,264	19.39%	$2,192	18,74%	$1,195	17.64%	$1,235	15.84%
Commercial – real estate	1,831	54.09%	1,738	50.79%	2,109	50.55%	1,751	49.90%	2,194	51.89%
Consumer	956	16.12%	1,172	16.89%	954	18.10%	1,073	18.74%	812	19.13%
Residential	658	12.41%	578	12.93%	461	12.61%	664	13.72%	549	13.14%

	$4,581	100.00%	$4,752	100.00%	$5,716	100.00%	$4,683	100.00%	$4,790	100.00%

The following table provides information on the Bank’s nonperforming assets as of the dates indicated:

	Nonperforming Assets
	(dollars in thousands)
	At December 31,
	2018	2017	2016	2015	2014
Nonaccrual loans	$2,939	$4,309	$2,550	$3,406	$3,506
Foreclosed property (OREO)	2,430	2,650	2,370	1,965	956
Loans past due 90 days accruing interest	—	—	—	—	—

Total nonperforming assets	$5,369	$6,959	$4,920	$5,371	$4,462

Restructured loans – performing portion (TDR)	$424	$440	$455	$646	$376
Allowance for loan losses to period end loans	0.86%	0.96%	1.22%	1.08%	1.20%
Nonperforming assets to period end loans	1.00%	1.40%	1.05%	1.23%	1.13%
Net charge-offs to average loans	0.17%	0.40%	0.13%	0.09%	0.12%
Allowance for loan losses to non-performing loans	155.87%	110.28%	224.16%	137.49%	136.62%

Interest Rate Sensitivity

The most important element of asset/liability management is the monitoring of Financial’s sensitivity to interest rate movements. The income stream of Financial is subject to risk resulting from interest rate fluctuations to the extent there is a difference between the amount of Financial’s interest earning assets and the amount of interest-bearing liabilities that prepay, mature or reprice in specified periods. Management’s goal is to maximize net interest income with acceptable levels of risk to changes in interest rates. Management seeks to meet this goal by influencing the maturity and re-pricing characteristics of the various lending and deposit taking lines of business and by managing discretionary balance sheet asset and liability portfolios.

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

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. As discussed above, the Bank ceased offering sweep accounts to its customers and therefore no longer has short term borrowings in the form of repurchase agreements. Short-term borrowings may also include federal funds purchased, which are unsecured overnight borrowings from other financial institutions, which totaled $0 as of December 31, 2018 and December 31, 2017. Unsecured federal funds lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $13,000,000, PNC Bank $6,000,000, Suntrust Bank, $3,000,000, and Zions Bank, $4,000,000. In addition, the Bank maintains a $5,000,000 reverse repurchase agreement with Suntrust whereby securities may be pledged as collateral in exchange for funds for a minimum of 30 days with a maximum of 90 days. The Bank also maintains a secured federal funds line with Community Bankers’ Bank whereby it may pledge securities as collateral with no specified minimum or maximum amount or term. The amount outstanding on the Community Bankers’ Bank secured fed funds line was $0 as of December 31, 2018 and 2017.

Long-term borrowings may be obtained through the Federal Home Loan Bank of Atlanta (“FHLBA”). The Bank’s remaining available credit through the FHLBA is $166,858,000 as of December 31, 2018, the most recent calculation.

The following information is provided for borrowings balances, rates and maturities:

	As of December 31,
	2018	2017
Short Term:
Federal funds purchased
Balance at end of year	$—	$—
Maximum month-end outstanding balance	—	—
Average outstanding balance during the year	1	1
Average interest rate during the year	0.00%	0.00%
Average interest rate at end of year	N/A	N/A
Reverse repurchase agreements
Balance at end of year	$—	$—
Maximum month-end outstanding balance	—	5,000
Average outstanding balance during the year	—	795
Average interest rate during the year	0.00%	1.76%
Average interest rate at end of year	N/A	N/A

Off-Balance Sheet Arrangements

At December 31, 2018, the Bank had rate lock commitments to originate mortgage loans through its Mortgage Division amounting to approximately $6,334,000 and loans held for sale of $1,670,000. The Bank has entered into corresponding commitments with third party investors to sell each of these loans that close. No other obligation exists. As a result of these contractual relationships with these investors, the Bank is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

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

	Contract Amounts
	(dollars in thousands) at
	December 31,
	2018	2017
Commitments to extend credit	$129,485	$115,152
Standby letters of credit	2,972	2,770

Total	$132,457	$117,922

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

The Bank rents, under non-cancelable leases nine of its banking facilities and one mortgage production office. The Bank has liability in the form of minimum annual rental commitments under these leases as follows:

Year Ending	Amount (in thousands)
2019	$545
2020	426
2021	353
2022	317
2022	314
Thereafter	361

$2,316

Expansion Plans

Subject to regulatory approval, the Bank anticipates opening additional branches during the next two fiscal years. Although numerous factors could influence the Bank’s expansion plans, the following discussion provides a general overview of the additional branch location that the Bank currently is considering.

Developed real property:

45 South Main Street, Lexington, Virginia. In December 2015, the Bank purchased a former bank branch building located at 45 South Main Street, Lexington, Virginia. The Bank anticipates opening a full-service branch with limited staff sometime in 2019.

550 Water Street, Charlottesville, Virginia. In the third quarter of 2018, the Bank purchased an unfinished commercial condominium located at 550 Water Street, Charlottesville, Virginia for a gross price of $1,500,000. The Bank currently upfitting this property to be a full-service branch. At the completion of the up-fit, subject to regulatory approval, the Bank will relocate its Rolkin Court location mentioned earlier to 550 Water Street. We anticipate the relocation will occur in the summer of 2019.

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

Rustburg, Virginia. In March 2011, the Bank purchased certain real property near the intersection of Routes 501 and 24 in Rustburg, Virginia. The structure on the property has been removed. The Bank does not anticipate opening a branch at this location prior to late 2019.

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

The following financial statements are filed as a part of this report:

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Balance Sheets, December 31, 2018 and December 31, 2017

Statements of Income, Years Ended December 31, 2018 and December 31, 2017

Statements of Comprehensive Income, Years Ended December 31, 2018 and December 31, 2017

Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2018 and December 31, 2017

Statements of Cash Flows, Years Ended December 31, 2018 and December 31, 2017

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

In order to ensure that Financial’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2018. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) in 2013, by the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2018.

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

/s/ Robert R. Chapman III	/s/ J. Todd Scruggs
Chief Executive Officer & President	Secretary-Treasurer (Principal Financial Officer)
March 22, 2019	March 22, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Bank of the James Financial Group, Inc.

Lynchburg, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bank of the James Financial Group, Inc. and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 22, 2019

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2018	2017
Assets
Cash and due from banks	$26,725	$20,267
Federal funds sold	23,600	16,751

Total cash and cash equivalents	50,325	37,018
Securities held-to-maturity (fair value of $3,515 in 2018 and $5,619 in 2017)	3,700	5,713
Securities available-for-sale, at fair value	52,727	55,312
Restricted stock, at cost	1,462	1,505
Loans, net of allowance for loan losses of $4,581 in 2018 and $4,752 in 2017	530,016	491,022
Loans held for sale	1,670	2,626
Premises and equipment, net	13,426	12,055
Interest receivable	1,742	1,713
Cash value—bank owned life insurance	13,359	13,018
Other real estate owned	2,430	2,650
Income taxes receivable	1,102	1,366
Deferred tax asset, net	1,755	1,418
Other assets	1,183	925

Total assets	$674,897	$626,341

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing demand	$91,356	$74,102
NOW, money market and savings	331,298	307,987
Time	189,389	185,404

Total deposits	612,043	567,493
Capital notes	5,000	5,000
Interest payable	127	111
Other liabilities	2,584	2,072

Total liabilities	$619,754	$574,676

Commitments and Contingencies
Stockholders’ equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$—	$—

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	2018	2017
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,378,436 as of December 31, 2018 and 2017	9,370	9,370
Additional paid-in-capital	31,495	31,495
Retained earnings	16,521	12,269
Accumulated other comprehensive (loss)	(2,243)	(1,469)

Total stockholders’ equity	$55,143	$51,665

Total liabilities and stockholders’ equity	$674,897	$626,341

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	For the Year Ended
	December 31,
	2018	2017
Interest Income
Loans	$24,836	$22,081
Securities
US Government and agency obligations	760	550
Mortgage backed securities	256	299
Municipals—taxable	324	313
Municipals—tax exempt	7	29
Dividends	74	73
Other (Corporates)	94	105
Interest bearing deposits	227	82
Federal Funds sold	393	133

Total interest income	26,971	23,665

Interest Expense
Deposits
NOW, money market savings	961	722
Time Deposits	2,617	2,071
FHLB borrowings	17	—
Reverse repurchase agreements	—	13
Capital notes	200	187

Total interest expense	3,795	2,993

Net interest income	23,176	20,672
Provision for loan losses	716	993

Net interest income after provision for loan losses	22,460	19,679

Noninterest income
Gain on sales of loans held for sale	2,918	2,434
Service charges, fees and commissions	1,871	1,759
Increase in cash value of life insurance	341	345
Other	105	76
Gain on sales and calls of securities, net	—	113

Total noninterest income	5,235	4,727

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	2018	2017
Noninterest expenses
Salaries and employee benefits	11,279	10,012
Occupancy	1,522	1,493
Equipment	1,600	1,521
Supplies	548	520
Professional, data processing, and other outside expense	3,226	2,795
Marketing	611	739
Credit expense	528	467
Other real estate expenses	277	88
FDIC insurance expense	398	375
Other	1,075	1,036

Total noninterest expenses	21,064	19,046

Income before income taxes	6,631	5,360
Income tax expense	1,329	2,438

Net Income	$5,302	$2,922

Weighted average shares outstanding—basic	4,378,436	4,378,436

Weighted average shares outstanding—diluted	4,378,459	4,378,521

Earnings per common share—basic	$1.21	$0.67

Earnings per common share—diluted	$1.21	$0.67

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	For the Year Ended December 31,
	2018	2017
Net Income	$5,302	$2,922

Other comprehensive income (loss)
Unrealized gains (losses) on securities available-for-sale	(979)	677
Tax effect	205	(230)
Reclassification adjustment for gains included in net income (1)	—	(113)
Tax effect (2)	—	38

Other comprehensive income (loss), net of tax	(774)	372

Comprehensive income	$4,528	$3,294

(1)	Gains are included in “gain on sales and calls of available-for-sale securities, net” on the consolidated statements of income.
(2)	The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands except per share amounts)

	Total Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance at December 31, 2016	4,378,436	$9,370	$31,495	$10,156	$(1,600)	$49,421

Net Income	—	—	—	2,922	—	2,922
Dividends paid on common stock ($0.24 per share)	—	—	—	(1,050)	—	(1,050)
Reclassification of Stranded Tax Effects from Change in Tax Rate	—	—	—	241	(241)	—
Other comprehensive income	—	—	—	—	372	372

Balance at December 31, 2017	4,378,436	$9,370	$31,495	$12,269	$(1,469)	$51,665

Net Income	—	—	—	5,302	—	5,302
Dividends paid on common stock ($0.24 per share)	—	—	—	(1,050)	—	(1,050)
Other comprehensive loss	—	—	—	—	(774)	(774)

Balance at December 31, 2018	4,378,436	$9,370	$31,495	$16,521	$(2,243)	$55,143

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2018	2017
Cash flows from operating activities
Net Income	$5,302	$2,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	930	811
Net amortization and accretion of premiums and discounts on securities	413	386
(Gain) on sales of available-for-sale securities	—	(113)
(Gain) on sales of loans held for sale	(2,918)	(2,434)
Provision for loan losses	716	993
Loss on sale of other real estate owned	39	1
(Benefit) expense for deferred income taxes	(132)	764
(Increase) in cash value of life insurance	(341)	(345)
(Increase) in interest receivable	(29)	(335)
(Increase) in other assets	(258)	(3)
Decrease (increase) in income taxes receivable	264	(152)
Increase in interest payable	16	23
Increase in other liabilities	512	498
Proceeds from sales of loans held for sale	119,205	93,163
Origination of loans held for sale	(115,331)	(89,522)
Valuation adjustment on other real estate owned	185	60

Net cash provided by operating activities	$8,573	$6,717

Cash flows from investing activities
Purchases of securities held-to-maturity	$—	$(2,437)
Proceeds from maturities and calls of securities held-to-maturity	2,000	—
Purchases of securities available-for-sale	(998)	(27,395)
Proceeds from maturities, calls and paydowns of securities available-for-sale	2,204	3,233
Proceeds from sale of securities available-for-sale	—	9,940
(Purchase) of Federal Reserve Bank stock	—	(90)
Redemption (purchase) of Federal Home Loan Bank stock	43	(42)
Proceeds from sale of other real estate owned	846	514
Improvements to other real estate owned	—	(40)
Origination of loans, net of principal collected	(40,560)	(18,824)
Purchases of loans, net of principal collected	—	(9,653)
Purchases of premises and equipment	(2,301)	(1,919)

Net cash (used in) investing activities	$(38,766)	$(46,713)

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	2018	2017
Cash flows from financing activities
Net increase in deposits	$44,550	$44,381
Dividends paid to common stockholders	(1,050)	(1,050)
Proceeds from sale of 4% capital notes due 1/24/2022	—	5,000

Net cash provided by financing activities	$43,500	$48,331

Increase in cash and cash equivalents	13,307	8,335
Cash and cash equivalents at beginning of period	$37,018	$28,683

Cash and cash equivalents at end of period	$50,325	$37,018

Non cash transactions
Transfer of loans to other real estate owned	$850	$815
Unrealized (losses) gains on securities available-for-sale	(979)	564
Cash transactions
Cash paid for interest	$3,779	$2,970
Cash paid for taxes	1,275	1,825

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 1—Organization

Bank of the James Financial Group, Inc. (“Financial” or the “Company”), a Virginia corporation, was organized in 2003 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Financial is headquartered in Lynchburg, Virginia. Financial conducts its business activities through the branch offices and loan production offices of its wholly owned subsidiary bank, Bank of the James (the “Bank”), the Bank’s wholly-owned subsidiary, BOTJ Insurance, Inc. (“BOTJ-Ins.”), and through the Bank’s two divisions, Bank of the James Mortgage division (“Mortgage Division”) and BOTJ Investment Services division (“Investment Division”). The Mortgage Division originates conforming and non-conforming home mortgages in the Region 2000 area, which includes the counties of Amherst, Appomattox, Bedford and Campbell (which includes the Town of Altavista), the Town of Bedford and the City of Lynchburg, Virginia, as well as the cities of Charlottesville, Harrisonburg, Roanoke and Blacksburg. Financial exists primarily for the purpose of holding the stock of its subsidiaries, the Bank and such other subsidiaries as it may acquire or establish. Financial also has one wholly-owned non-operating subsidiary.

Bank of the James was incorporated on October 23, 1998, and began banking operations on July 22, 1999. The Bank is a Virginia chartered bank and is engaged in lending and deposit gathering activities in Region 2000 and other markets in Central Virginia. It operates under the laws of Virginia and the Rules and Regulations of the Federal Reserve System and the Federal Deposit Insurance Corporation. The Bank’s locations consist of five branches (one of which is a limited service branch) in Lynchburg, Virginia, one in Forest, Virginia which includes the Mortgage Division, one in Madison Heights, Virginia, one in the Town of Amherst, Virginia, one in the Town of Bedford, Virginia, one in the Town of Altavista, Virginia, and one in the Town of Appomattox. The Bank also operates one full-service branch, two limited service branches and a loan production office in Charlottesville, Virginia, a full-service branch in Harrisonburg, Virginia, a full-service branch in Roanoke, Virginia, and a mortgage origination office in Blacksburg, Virginia.

Note 2—Summary of significant accounting policies

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

December 31, 2018 and 2017

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

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held-to-maturity or trading, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

December 31, 2018 and 2017

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

Allowance for loan losses

The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio and is recorded through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 2—Summary of significant accounting policies (continued)

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

December 31, 2018 and 2017

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

Troubled debt restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loans reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. In cases where borrowers are granted new terms that generally (although not required to be considered a TDR) provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Bank had $424 and $440 classified as TDRs as of December 31, 2018 and 2017, respectively.

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

December 31, 2018 and 2017

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

Business Segments

We operate two business segments, community banking and mortgage banking. The community banking segment includes both commercial and consumer lending and provides customers such products as commercial loans, real estate loans, and other business financing and consumer loans. In addition, this segment provides customers with several choices of deposit products, including demand deposit accounts, savings accounts and certificates of deposit. The mortgage banking segment engages primarily in the origination of residential mortgages for sale into the secondary market. For addition information, refer to Note 9 “Business Segments.”

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

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 2—Summary of significant accounting policies (continued)

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income. At December 31, 2018 and 2017, there were no liabilities recorded for unrecognized tax benefits.

Stock-based compensation plans

Compensation cost is recognized for stock options and restricted stock awards issued to employees based on the fair value of the awards at the date of grant. The Black-Scholes valuation model is utilized to estimate the fair value of stock options and the market value of the Company’s common stock on the date of grant is used for restricted stock awards. Compensation cost is recognized over the vesting period of the awards and the Company’s policy is to recognize forfeitures as they occur.

At December 31, 2018, there were no stock-based compensation awards outstanding that were issued under the Company’s 1999 Stock Option Plan. Also at December 31, 2018, the Company had not granted any awards under the 2018 Bank of the James Financial Group, Inc. Equity Incentive Plan. The Company’s ability to grant awards under the Equity Incentive Plan is ongoing.

Earnings per common share

Basic earnings per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to stock options outstanding during the periods, and are determined using the treasury stock method.

Reclassification

Management has made certain immaterial reclassifications to the prior year financial statements to conform to the 2018 presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

Comprehensive income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains (losses) on available-for-sale securities.

Marketing

The Company expenses advertising costs as incurred. Advertising expenses were $611 and $739 for 2018 and 2017, respectively.

Note 3—Restrictions on cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were approximately $11,279 and $6,733 for the weeks including December 31, 2018 and 2017, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 4—Securities

A summary of the amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$3,700	$—	$(185)	$3,515

Available-for-sale
U.S. Treasuries	$1,961	$—	$(116)	$1,845
U.S. agency obligations	24,701	—	(1,434)	23,267
Mortgage-backed securities	12,390	—	(514)	11,876
Municipals	12,412	3	(406)	12,009
Corporates	4,102	—	(372)	3,730

	$55,566	$3	$(2,842)	$52,727

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$5,713	$8	$(102)	$5,619

Available-for-sale
U.S. Treasuries	$1,956	$—	$(98)	$1,858
U.S. agency obligations	24,881	5	(1,036)	23,850
Mortgage-backed securities	13,662	2	(276)	13,388
Municipals	12,556	16	(298)	12,274
Corporates	4,117	—	(175)	3,942

	$57,172	$23	$(1,883)	$55,312

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 4—Securities (continued)

Temporarily Impaired Securities

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2018 and 2017:

December 31, 2018	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
U.S. agency obligations	$—	$—	$3,515	$185	$3,515	$185
Available-for-sale
U.S. Treasuries	—	—	1,845	116	1,845	116
U.S. agency obligations	—	—	23,267	1,434	23,267	1,434
Mortgage-backed securities	966	20	10,910	494	11,876	514
Municipals	—	—	10,994	406	10,994	406
Corporates	—	—	3,730	372	3,730	372

Total temporarily impaired securities	$966	$20	$50,746	$2,822	$51,712	$2,842

December 31, 2017	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
U.S. agency obligations	$2,367	$70	$1,243	$32	$3,610	$102
Available-for-sale
U.S. Treasuries	—	—	1,858	98	1,858	98
U.S. agency obligations	11,465	215	12,379	821	23,844	1,036
Mortgage-backed securities	2,802	26	9,712	250	12,514	276
Municipals	4,823	41	5,644	257	10,467	298
Corporates	—	—	3,942	175	3,942	175

Total temporarily impaired securities	$19,090	$282	$33,535	$1,601	$52,625	$1,883

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 4—Securities (continued)

U.S. Treasuries. The unrealized losses on these two investments in U.S. Treasuries at December 31, 2018 were caused by an increase in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2018. Each of these two investments carries a Moody’s investment grade rating of AA.

U.S. agency obligations. The unrealized losses on the 21 investments in U.S. agency obligations at December 31, 2018 were caused by an increase in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2018. Each of these 21 investments carries an S&P investment grade rating of AA or better.

Mortgage-backed securities. The unrealized loss on the 12 investments in U.S. government agency mortgage-backed securities at December 31, 2018 was caused by an increase in interest rates. The contractual terms of those investments does not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2018. Each of these 12 investments carries an S&P investment grade rating of AA.

Municipals. The unrealized losses on the 19 investments in municipal obligations at December 31, 2018 were caused by an increase in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2018. Each of these 19 investments carries an S&P investment grade rating of A or above.

Corporates. The unrealized losses on the five investments in domestic corporate issued securities at December 31, 2018 were caused by an increase in interest rates. The contractual terms of those investments does not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2018. Each of these five investments carries an S&P investment grade rating of BBB+ or above.

The amortized costs and fair values of securities at December 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 4—Securities (continued)

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Values	Cost	Values
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	4,969	4,802
Due after five years through ten years	—	—	29,041	27,412
Due after ten years	3,700	3,515	21,556	20,513

	$3,700	$3,515	$55,566	$52,727

The Bank sold no securities in 2018. The Bank received $9,940 in proceeds from sales of securities available-for-sale in 2017. Gross realized gains amounted to $113 and gross realized losses amounted to $0.

At December 31, 2018 and 2017, securities with a carrying value of $19,401 and $12,123, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 5—Loans and allowance for loan losses

The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

December 31, 2018 and 2017

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

December 31, 2018 and 2017

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

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 5—Loans and allowance for loan losses (continued)

The Bank grants primarily commercial, real estate, and installment loans to customers throughout its market area. The real estate portfolio can be affected by the condition of the local real estate markets. The commercial and installment loan portfolio can be affected by the local economic conditions.

A summary of loans, net is as follows:

	December 31,
	2018	2017
Commercial	$92,877	$96,127
Commercial real estate	289,171	251,807
Consumer	86,191	83,746
Residential	66,358	64,094

Total loans (1)	534,597	495,774
Less allowance for loan losses	4,581	4,752

Net loans	$530,016	$491,022

(1)	Includes net deferred costs and premiums of $457 and $940, respectively.

The amount of overdrafts reclassified as loans was $27 and $36 as of December 31, 2018 and 2017, respectively.

The Company’s officers, directors and their related interests have various types of loan relationships with the Bank. The total outstanding balances of these related party loans at December 31, 2018 and 2017 were $14,213 and $14,592 respectively. During 2018, new loans and advances amounted to $3,453 and repayments amounted to $3,832.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 5—Loans and allowance for loan losses (continued)

The following tables set forth information regarding impaired and non-accrual loans as of December 31, 2018 and 2017:

Loans on Non-Accrual Status

	As of December 31,
	2018	2017
Commercial	$973	$727
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	317	1,465
Commercial Mortgages-Non-Owner Occupied	173	468
Commercial Construction	—	—
Consumer
Consumer Unsecured	—	—
Consumer Secured	84	566
Residential:
Residential Mortgages	1,391	1,025
Residential Consumer Construction	—	58

Totals	$2,939	$4,309

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 5—Loans and allowance for loan losses (continued)

	Impaired Loans As of and for the Year Ended December 31, 2018
2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$1,430	$1,922	$—	$1,178	$24
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,414	2,511	—	2,421	167
Commercial Mortgage Non-Owner Occupied	131	132	—	403	8
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	88	88	—	184	6
Residential
Residential Mortgages	1,876	1,953	—	1,728	89
Residential Consumer Construction	—	—	—	—	—
With an Allowance Recorded:
Commercial	$31	$31	$15	$174	$3
Commercial Real Estate
Commercial Mortgages-Owner Occupied	39	132	36	352	3
Commercial Mortgage Non-Owner Occupied	90	90	20	82	6
Commercial Construction	—	—	—	85	—
Consumer
Consumer Unsecured	1	1	1	2	—
Consumer Secured	105	105	105	266	7
Residential
Residential Mortgages	375	390	61	263	11
Residential Consumer Construction	—	—	—	—	—
Totals:
Commercial	$1,461	$1,953	$15	$1,352	$27
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,453	2,643	36	2,773	170
Commercial Mortgage Non-Owner Occupied	221	222	20	485	14
Commercial Construction	—	—	—	85	—
Consumer
Consumer Unsecured	1	1	1	2	—
Consumer Secured	193	193	105	450	13
Residential
Residential Mortgages	2,251	2,343	61	1,991	100
Residential Consumer Construction	—	—	—	—	—

	$6,580	$7,355	$238	$7,138	$324

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 5—Loans and allowance for loan losses (continued)

The following tables set forth the allowance for loan losses activity for the years ended December 31, 2018 and 2017:

	Allowance for Loan Losses and Recorded Investment in Loans As of and for the Year Ended December 31, 2018
2018	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$1,264	$1,738	$1,172	$578	$4,752
Charge-offs	(395)	(230)	(405)	(34)	(1,064)
Recoveries	113	4	60	—	177
Provision	154	319	129	114	716

Ending Balance	$1,136	$1,831	$956	$658	$4,581

Ending Balance: Individually evaluated for impairment	$15	$56	$106	$61	$238

Ending Balance: Collectively evaluated for impairment	1,121	1,775	850	597	4,343

Totals:	$1,136	$1,831	$956	$658	$4,581

Loans:
Ending Balance: Individually evaluated for impairment	$1,461	$2,674	$194	$2,251	$6,580

Ending Balance: Collectively evaluated for impairment	91,416	286,497	85,997	64,107	528,017

Totals:	$92,877	$289,171	$86,191	$66,358	$534,597

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 5—Loans and allowance for loan losses (continued)

Age Analysis of Past Due Loans as of December 31, 2018

2018	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$54	$56	$220	$330	$92,547	$92,877	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	209	—	307	516	97,910	98,426	—
Commercial Mortgages-Non-Owner Occupied	149	468	—	617	174,657	175,274	—
Commercial Construction	—	—	—	—	15,471	15,471	—
Consumer:
Consumer Unsecured	8	1	—	9	8,745	8,754	—
Consumer Secured	369	44	—	413	77,024	77,437	—
Residential:
Residential Mortgages	882	164	567	1,613	56,559	58,172	—
Residential Consumer Construction	—	—	—	—	8,186	8,186	—

Total	$1,671	$733	$1,094	$3,498	$531,099	$534,597	$—

Age Analysis of Past Due Loans as of December 31, 2017

2017	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$320	$—	$250	$570	$95,557	$96,127	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	904	64	177	1,145	92,504	93,649	—
Commercial Mortgages-Non-Owner Occupied	—	361	299	660	138,101	138,761	—
Commercial Construction	—	—	169	169	19,228	19,397	—
Consumer:
Consumer Unsecured	3	—	—	3	6,977	6,980	—
Consumer Secured	245	139	462	846	75,920	76,766	—
Residential:
Residential Mortgages	706	414	532	1,652	51,545	53,197	—
Residential Consumer Construction	—	—	58	58	10,839	10,897	—

Total	$2,178	$978	$1,947	$5,103	$490,671	$495,774	$—

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 5—Loans and allowance for loan losses (continued)

	Credit Quality Information—by Class December 31, 2018
2018	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$90,142	$818	$374	$1,543	$—	$92,877
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	90,995	1,461	3,517	2,453	—	98,426
Commercial Mortgages-Non-Owner Occupied	172,342	2,285	332	315	—	175,274
Commercial Construction	14,892	579	—	—	—	15,471
Consumer
Consumer Unsecured	8,74	—	6	1	—	8,754
Consumer Secured	77,092	—	88	257	—	77,437
Residential:
Residential Mortgages	55,336	334	—	2,502	—	58,172
Residential Consumer Construction	8,186	—	—	—	—	8,186

Totals	$517,732	$5,477	$4,317	$7,071	$—	$534,597

	Credit Quality Information—by Class December 31, 2017
2017	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$93,571	$1,217	$4	$1,335	$—	$96,127
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	83,834	2,926	3,734	3,155	—	93,649
Commercial Mortgages-Non-Owner Occupied	135,855	1,898	152	856	—	138,761
Commercial Construction	18,423	—	805	169	—	19,397
Consumer
Consumer Unsecured	6,978	—	—	2	—	6,980
Consumer Secured	75,774	90	—	902	—	76,766
Residential:
Residential Mortgages	50,816	—	241	2,140	—	53,197
Residential Consumer Construction	10,839	—	—	58	—	10,897

Totals	$476,090	$6,131	$4,936	$8,617	$—	$495,774

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 5—Loans and allowance for loan losses (continued)

Troubled Debt Restructurings (TDRs)

There were no loan modifications that would have been classified as Troubled Debt Restructurings (TDR) during the twelve months ended December 31, 2018 or 2017.

Loans that were previously classified as TDRS and currently on the Bank’s balance sheet are factored into the determination of the allowance for loan losses as of the period indicated and are included in the Bank’s impaired loan analysis and individually evaluated for impairment.

At December 31, 2018 and December 31, 2017, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

There were no loan modifications classified as TDRs within the last twelve months that defaulted (90 days past due) during the twelve months ended December 31, 2018 and 2017.

Note 6—Other real estate owned

At December 31, 2018 and 2017, OREO was $2,430 and $2,650 respectively. OREO is primarily comprised of residential properties and non-residential properties associated with commercial relationships. As of December 31, 2018 and 2017 respectively, there were no consumer mortgage loans secured by residential real estate that were in the process of foreclosure. The following table represents the changes in OREO balance in 2018 and 2017.

OREO Changes

	Year Ended December 31,
	2018	2017
Balance at the beginning of the year	$2,650	$2,370
Transfers from Loans	850	815
Capitalized costs	—	40
Valuation adjustments	(185)	(60)
Sales	(846)	(514)
Gain (loss) on sales	(39)	(1)

Balance at the end of the year	$2,430	$2,650

There were four residential properties being carried in OREO at a value of $156 as of December 31, 2018. There were three residential properties being carried in OREO at a value of $520 as of December 31, 2017.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 7—Premises and equipment

Premises and equipment at December 31, 2018 and 2017 are summarized as follows:

	December 31,
	2018	2017
Land	$3,302	$3,302
Building and improvements	6,986	6,921
Property for future expansion	2,523	814
Furniture and equipment	7,749	7,476
Leasehold improvements	2,571	2,473
Software	2,481	2,337

	25,612	23,323
Less accumulated depreciation	12,186	11,268

Net premises and equipment	$13,426	$12,055

Total depreciation and amortization expense related to premises and equipment for the years ended December 31, 2018 and 2017 was $930 and $811, respectively.

Note 8—Deposits

A summary of deposit accounts is as follows:

	December 31,
	2018	2017
Demand
Noninterest bearing	$91,356	$74,102
Interest bearing	231,257	205,131
Savings	100,041	102,856
Time, $250,000 or more (1)	47,522	42,507
Other time	141,867	142,897

	$612,043	$567,493

(1)	Includes brokered certificates of deposit of $20,064 as of December 31, 2018 and 2017.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 8—Deposits (continued)

At December 31, 2018, maturities of time deposits are scheduled as follows:

Year Ending December 31,	Amount
2019	$104,840
2020	39,272
2021	27,652
2022	9,906
2023	7,719

$189,389

The Bank held deposits from the Company’s officers, directors and their related interests of $11,613 and $8,404 at December 31, 2018 and 2017, respectively.

Note 9—Business Segments

The Company has two reportable business segments: (i) a traditional full-service community banking segment and, (ii) a mortgage loan origination business. The community banking business segment includes Bank of the James which provides loans, deposits, investments and insurance to retail and commercial customers throughout the Bank’s market areas. The mortgage segment provides a variety of mortgage loan products principally within the Bank’s market areas. Mortgage loans are originated and sold in the secondary market through purchase commitments from investors. Because of the pre-arranged purchase commitments, there is minimal risk to the Company.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 9—Business Segments (continued)

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for years ended December 31, 2018 and 2017 was as follows:

Business Segments

	Community Banking	Mortgage	Total
For the year ended December 31, 2018
Net interest income	$23,176	$—	$23,176
Provision for loan losses	716	—	716

Net interest income after provision for loan losses	22,460	—	22,460
Noninterest income	2,317	2,918	5,235
Noninterest expenses	18,660	2,404	21,064

Income before income taxes	6,117	514	6,631
Income tax expense	1,250	79	1,329

Net income	$4,867	$435	$5,302

Total assets	$673,114	$1,783	$674,897

For the year ended December 31, 2017
Net interest income	$20,672	$—	$20,672
Provision for loan losses	993	—	993

Net interest income after provision for loan losses	19,679	—	19,679
Noninterest income	2,293	2,434	4,727
Noninterest expenses	17,127	1,919	19,046

Income before income taxes	4,845	515	5,360
Income tax expense	2,263	175	2,438

Net income	$2,582	$340	$2,922

Total assets	$623,547	$2,794	$626,341

Note 10—Capital notes

On January 25, 2017, Financial closed a private placement of unregistered debt securities (the “2017 Offering”) pursuant to which Financial issued $5,000,000 in principal of notes (the “2017 Notes”). The 2017 Notes bear interest at the rate of 4% per year with interest payable quarterly in arrears. The 2017 Notes are to mature on January 24, 2022, but are subject to prepayment in whole or in part on or after January 24, 2018 at Financial’s sole discretion on 30 days written notice to the holders. Of the proceeds, $3,000,000 was injected into the Bank as equity capital in March 2017. The remaining $2,000,000 has been used and is currently being used for debt service on the 2017 Notes.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 11—Other borrowings

Other borrowings consisted of the following as of or for the years ended December 31, 2018 and 2017:

	As of or for the Years Ended December 31,
Short Term:	2018	2017
Federal funds purchased
Balance at end of year	$—	$—
Maximum month-end outstanding balance	—	—
Average outstanding balance during the year	1	1
Average interest rate during the year	0.00%	0.00%
Average interest rate at end of year	N/A	N/A
Reverse repurchase agreements
Balance at end of year	$—	$—
Maximum month-end outstanding balance	—	5,000
Average outstanding balance during the year	—	795
Average interest rate during the year	0.00%	1.76%
Average interest rate at end of year	N/A	N/A

Short-term borrowings may consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings may also include Federal funds purchased, which are unsecured overnight borrowings from other financial institutions.

Unsecured federal fund lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $13,000, Zions Bank, $4,000, PNC Bank, $6,000 and Suntrust Bank, $3,000. In addition, the Bank maintains a $5,000 reverse repurchase agreement with Suntrust whereby securities may be pledged as collateral in exchange for funds for a minimum of 30 days with a maximum of 90 days. The Bank also maintains a secured federal funds line with Community Bankers’ Bank whereby it may pledge securities as collateral with no specified minimum or maximum amount or term. The current amount available on the secured line based on the securities currently pledged is $9,757.

The Bank is also a member of the Federal Home Loan Bank of Atlanta (“FHLBA”). The Bank’s available credit through the FHLBA was $166,858 as of December 31, 2018, the most recent calculation. The Bank must pledge collateral in order to access the FHLBA available credit. Currently the Bank has pledged to the FHLBA approximately $47,400 in 1-4 family residential mortgages which, after adjustments for the loan-to-value requirements by the FHLBA, would allow the Bank to access up to $31,059 in credit without pledging any additional collateral.

As of December 31, 2018, and 2017 there are no outstanding balances on any of the credit facilities mentioned above.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 12—Income taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2015.

Income tax expense attributable to income before income tax expense is summarized as follows:

	December 31,
	2018	2017
Current federal income tax expense	$1,461	$1,674
Deferred federal income tax (benefit) expense	(132)	764

Income tax expense	$1,329	$2,438

Income tax expense differed from amounts computed by applying the U.S. Federal income tax rate of 21% to income before income tax expense as a result of the following:

	2018	2017
Computed “expected” income tax expense	$1,393	$1,822
Increase (reduction) in income tax resulting from:
Non-taxable income	(73)	(127)
Non-deductible expenses	13	18
Other	(4)	(146)
Change in net deferred tax asset/liability due to rate change	—	871

Income tax expense	$1,329	$2,438

The results for the year ended December 31, 2017 include the effect of the Tax Cuts and Jobs Act (the Act), which was signed into law on December 22, 2017. Among other things, the Act permanently lowered the federal corporate income tax rate to 21% from the maximum rate prior to the passage of the Act of 35%, effective January 1, 2018. As a result of the reduction of the federal corporate income tax rate, U.S. GAAP requires companies to re-measure their deferred tax assets and deferred tax liabilities, including those accounted for in accumulated other comprehensive income, as of the date of the Act’s enactment and record the corresponding effects in income tax expense in the fourth quarter of 2017. As a result of the permanent reduction in the corporate income tax rate, the Company recognized a $871,000 reduction in the value of its net deferred tax asset and recorded a corresponding incremental income tax expense of $871,000 in the Company’s consolidated results of operations for the fourth quarter of 2017. The Company’s evaluation of the effect of the Act was subject to refinement for up to one year after enactment.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 12—Income taxes (continued)

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

	December 31,
	2018	2017
Deferred tax assets
Allowance for loan losses	$962	$790
Unrealized losses on available-for-sale securities	596	391
OREO	138	100
Non-accrual interest	243	263
Deferred Compensation	75	70
Other	8	10

Gross deferred tax assets	2,022	1,624

Deferred tax liabilities
Depreciation	189	130
Other	78	76

Gross deferred tax liabilities	267	206

Net deferred tax asset	$1,755	$1,418

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

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 13—Earnings per common share (EPS) (continued)

The basic and diluted earnings per share calculations are as follows:

	Years ended December 31,
	2018	2017
Numerator:
Net income available to stockholders	$5,302	$2,922

Basic EPS weighted average shares outstanding	4,378,436	4,378,436
Effect of dilutive securities:
Incremental shares attributable to stock options	23	85

Diluted EPS weighted-average shares outstanding	4,378,459	4,378,521

Basic earnings per common share	$1.21	$0.67

Diluted earnings per common share	$1.21	$0.67

No option shares were excluded from the 2018 and 2017 earnings per share calculations because they were anti-dilutive.

Note 14—Employee Benefit plans

Defined contribution benefit plan. The Company adopted a 401(k) defined contribution plan on October 1, 2000, which is administered by the Virginia Bankers’ Association. Participants have the right to contribute up to a maximum of 19% of pretax annual compensation or the maximum allowed under Section 401(g) of the Internal Revenue Code, whichever is less. The Company contributed $301 and $270 to the plan on behalf of the employees for the years ended December 31, 2018 and 2017, respectively.

Supplemental Executive Retirement Plan. A Supplemental Executive Retirement Plan (SERP) was established to provide participating executives (as determined by the Company’s Board of Directors) with benefits that cannot be provided under the 401(k) as a result of limitations imposed by the Internal Revenue Code. The SERP will also provide benefits to eligible employees or their survivors, as applicable, if they die, retire, or are terminated under certain circumstances. SERP expense totaled $357 and $331 for the years ended December 31, 2018 and 2017, respectively.

The Company funds the plan through a modified endowment contract. Income recorded for the plan represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of December 31, 2018 and 2017, the life insurance policies had cash surrender values of approximately $13,359 and $13,018, respectively.

Employee Stock Purchase Plan. The Company adopted an Employee Stock Purchase Plan (“ESPP”) in 2018 in which all employees are eligible to participate. The plan allows employees to use a portion of their salaries and wages to purchase shares of the Company common stock at the market value of shares on a monthly basis. The Company makes no contributions to the ESPP. The Company may issue common shares to plan participants or

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 14—Employee Benefit plans (continued)

purchase common shares on the open market. Common shares are purchased on the open market at a price that based on the weighted average price of all shares purchased by the broker-dealer on the open market from each aggregate order placed by the Plan Administrator.

In 2018, all shares purchased pursuant to the ESPP were purchased on the open market and consequently the Company issued no common shares in connection with the ESPP during the year ended December 31, 2018.

Note 15—Stock-based compensation plans

On October 21, 1999, the Board of Directors adopted the “1999 Stock Option Plan” for officers and employees. The ability to grant shares under the 1999 Stock Option Plan expired on October 21, 2009. The plan expired with 25,832 shares not granted.

Stock option plan activity under the 1999 Stock Option Plan for the year ended December 31, 2018 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Options outstanding, January 1, 2018	636	$12.79
Granted	—	—
Exercised	—	—
Forfeited or expired	(636)	12.79

Options outstanding, December 31, 2018	—	—	—	$—

Options exercisable, December 31, 2018	—	$—	—	$—

No options were exercised in 2018 and 2017. There are no longer any options outstanding from the 1999 Stock Option Plan.

On March 20, 2018, the Board of Directors adopted the “2018 Bank of the James Financial Group, Inc. Equity Incentive Plan,” which was approved by the shareholders on May 15, 2018. This plan allows the Company to grant stock options, restricted stock, and restricted stock units to certain officers and employees. No awards had been granted under the plan as of December 31, 2018.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

In 2017 and 2018, all shares purchased through the DRIP were purchased on the open market and consequently the Company issued no common shares to the DRIP during the years ended December 31, 2017 and 2018.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2018 that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual regulatory capital amounts and ratios for December 31, 2018 and 2017 are also presented in the table below.

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

Effective January 1, 2015, the final rules required the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the previous requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from previous requirement); and (iv) a leverage ratio of 4.0% of total assets.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 18—Regulatory matters (continued)

These are the initial capital requirements, which will be phased in over a five-year period. When fully phased in on January 1, 2019, the rules will require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

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

The capital requirements from 2015 also include changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights (from 0% to up to 600%) for equity exposures.

As of December 31, 2018, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, CET1, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 18—Regulatory matters (continued)

The capital ratios for the Bank for 2018 and 2017 are set forth in the following table:

	December 31, 2018
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Total capital
(to risk-weighted assets)	$66,633	11.81%	$59,239	>10.500%	$56,418	> 10.00%
Tier I capital
(to risk-weighted assets)	$62,052	11.00%	$47,956	>8.50%	$45,135	> 8.00%
Common Equity Tier 1 capital
(to risk-weighted assets)	$62,052	11.00%	$39,493	>7.00%	$36,672	>6.50%
Tier I capital (leverage)
(to average assets)	$62,052	9.25%	$26,835	> 4.00%	$33,544	> 5.00%

(1)	Includes capital conservation buffer after full phase-in where applicable.

	December 31, 2017
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Total capital
(to risk-weighted assets)	$61,888	12.05%	$53,909	>10.500%	$51,342	> 10.00%
Tier I capital
(to risk-weighted assets)	$57,136	11.13%	$43,641	>8.50%	$41,074	> 8.00%
Common Equity Tier 1 capital
(to risk-weighted assets)	$57,136	11.13%	$35,939	>7.00%	$33,372	>6.50%
Tier I capital (leverage)
(to average assets)	$57,136	9.12%	$25,057	> 4.00%	$31,321	> 5.00%

(1)	Includes capital conservation buffer after full phase-in where applicable.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 18—Regulatory matters (continued)

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $3,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis would no longer be comparable to the capital ratios of the Bank because the proceeds of the private placement do not qualify as equity capital on a consolidated basis.

Note 19—Contingent liabilities

The Bank rents, under non-cancelable leases, six of its banking facilities and one commercial loan production office. The original lease for 615 Church Street expired on July 31, 2009. On August 1, 2009, the Bank elected to enter into a new 10 year lease for this property. The Bank has 0.5 years remaining on this lease.

The Bank entered into a lease agreement for 828 Main Street with Jamesview Investments, LLC, a related party which is wholly-owned by William C. Bryant III, a member of the Board of Directors of both Financial and the Bank. The initial term of the lease was 10 years with two five year renewal options for a total of 20 years. The Bank has 5.5 years remaining on this lease including option periods. The total expense to be incurred by the Bank over the remaining course of the lease, including options to extend, is estimated to be $1,311.

In December 2005, the Bank entered into a lease agreement for 4935 Boonsboro Road. The initial term of the lease was five years with two five-year renewal options for a total of 15 years. The Bank has 2 years remaining on this lease and no remaining option periods.

In September 2013, the Bank entered into a lease agreement for 1430 Rolkin Court in Charlottesville, VA. Lease payments did not begin on the property until the upfit was completed on January 1, 2014. The initial term of the lease was five years with one five-year renewal option for a total of 10 years. The Bank has elected not to renew for an additional five-year period and is currently renting under a month to month agreement. The Rolkin Court location will be moved to 550 Water Street, Charlottesville, Virginia at the completion of the up-fit currently going on at this location.

In July 2015, the Bank entered into a lease agreement for 225 Merchant Walk Avenue, Charlottesville, VA. Lease payments did not begin on the property until the upfit was completed in November 2016. The initial term of the lease was 10 years with two five-year renewal options for a total of 20 years. The Bank has 18 years remaining on this lease including the two option periods.

In November 2016, the Bank entered into a lease agreement for 3562 Electric Road, Roanoke, VA. Lease payments did not begin on the property until February 1, 2017. The initial term of the lease was five years with two five year renewal options for a total of 15 years. The Bank has 13 years remaining on this lease including the two option periods.

In February 2018, the Bank entered into a lease agreement for 2001 South Main Street, Unit #107, Blacksburg, Virginia. This location is operated solely as a mortgage origination office and is not a bank branch. Lease payments did not begin on the property until March 1, 2018. The term of the lease was three years with no renewal options. The Bank has 2 years remaining on this lease.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 19—Contingent liabilities (continued)

Rental expenses under operating leases were $675 and $692 for the years ended December 31, 2018 and 2017, respectively.

The current minimum annual rental commitments under the non-cancelable leases in effect at December 31, 2018 are as follows:

Year Ending	Amount
2019	$545
2020	426
2021	353
2022	317
2023	314
Thereafter	361

$2,316

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

At December 31, 2018, the Bank had rate lock commitments to originate mortgage loans through its Mortgage Division amounting to approximately $6,334 and loans held for sale of $1,670. The Bank has entered into corresponding commitments with third party investors to sell each of these loans that close. No other obligation exists. As a result of these contractual relationships with these investors, the Bank is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 20—Financial instruments with off-balance-sheet risk (continued)

Financial instruments whose contract amounts represent credit risk are as follows:

	Contract Amounts at
	December 31,
	2018	2017
Commitments to extend credit	$129,485	$115,152

Standby letters of credit	$2,972	$2,770

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

The Bank maintains a significant portion of its cash balances with one financial institution. Uninsured cash balances as of December 31, 2018 were approximately $ 6,700 which consisted of the total balances in one account at the Federal Home Loan Bank of Atlanta (FHLBA) and the balances (net of $250 FDIC coverage) held in one account at Community Bankers’ Bank, one account at Suntrust, and one account at Zions Bank. Uninsured cash balances as of December 31, 2017 were approximately $3,100 which consisted of the total balances in the same accounts referenced for 2018 above.

Note 22—Fair value measurements

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic of FASB ASC, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market and in an orderly transaction

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 22—Fair value measurements (continued)

between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in the principal or most advantageous market for an asset or liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

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

December 31, 2018 and 2017

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

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period.

		Fair Value at December 31, 2018
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasuries	$1,845	$—	$1,845	$—
U.S. agency obligations	23,267	—	23,267	—
Mortgage-backed securities	11,876	—	11,876	—
Municipals	12,009	—	12,009	—
Corporates	3,730	—	3,730	—

Total available-for-sale securities	$52,727	$—	$52,727	$—

		Fair Value at December 31, 2017
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasuries	$1,858	$—	$1,858	$—
U.S. agency obligations	23,850	—	23,850	—
Mortgage-backed securities	13,388	—	13,388	—
Municipals	12,274	—	12,274	—
Corporates	3,942	—	3,942	—

Total available-for-sale securities	$55,312	$—	$55,312	$—

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 22—Fair value measurements (continued)

Loans held for sale

Loans held for sale are measured at lower of cost or fair value. Under ASC 820, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. Because quotes and bids on loans held for sale are available in active markets, loans held for sale are considered to be Level 2. No nonrecurring fair value adjustments were recorded during the years ended December 31, 2018 and 2017. Gains and losses on the sale of loans are recorded in non-interest income on the Consolidated Statements of Income.

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

Real estate acquired through foreclosure is transferred to other real estate owned (“OREO”). The measurement of loss associated with OREO is based on the fair value of the collateral less anticipated selling costs compared to the unpaid loan balance. The value of OREO collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using market data.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 22—Fair value measurements (continued)

Any fair value adjustments are recorded in the period incurred and expensed against current earnings. The carrying values of all OREO are considered to be Level 3.

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period.

		Fair Value at December 31, 2018
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$1,587	$—	$—	$1,587
Other real estate	$2,430	$—	$—	$2,430

*	Includes loans charged down to the net realizable value of the collateral.

		Fair Value at December 31, 2017
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$2,523	$—	$—	$2,523
Other real estate	$2,650	$—	$—	$2,650

*	Includes loans charged down to the net realizable value of the collateral.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 22—Fair value measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2018 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,587	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)
OREO	$2,430	Discounted appraised value	Selling cost	0% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2017 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$2,523	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)
OREO	$2,650	Discounted appraised value	Selling cost	0% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments, including those financial assets and financial liabilities that are not required to be measured and reported at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the following tables whether or not recognized on the Consolidated Balance Sheets at fair value. Fair values for December 31, 2018 were estimated using an exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 22—Fair value measurements (continued)

Assets and Financial Liabilities.” Fair values for December 31, 2017 were estimated using the guidance in effect for that period, which permitted the use of an entry price notion in the compilation of this disclosure.

		Fair Value Measurements at December 31, 2018 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$26,725	$26,725	$—	$—	$26,725
Fed funds sold	23,600	23,600	—	—	23,600
Securities
Available-for-sale	52,727	—	52,727	—	52,727
Held-to-maturity	3,700	—	3,515	—	3,515
Restricted stock	1,462	—	1,462	—	1,462
Loans, net	530,016	—	—	522,782	522,782
Loans held for sale	1,670	—	1,670	—	1,670
Interest receivable	1,742	—	1,742	—	1,742
BOLI	13,359	—	13,359	—	13,359
Liabilities
Deposits	$612,043	$—	$612,532	$—	$612,532
Capital notes	5,000	—	4,710	—	4,710
Interest payable	127	—	127	—	127

		Fair Value Measurements at December 31, 2017 using
	Carrying Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash and due from banks	$20,267	$20,267	$—	$—	$20,267
Fed funds sold	16,751	16,751	—	—	16,751
Securities
Available-for-sale	55,312	—	55,312	—	55,312
Held-to-maturity	5,713	—	5,619	—	5,619
Restricted stock	1,505	—	1,505	—	1,505
Loans, net	491,022	—	—	492,397	492,397
Loans held for sale	2,626	—	2,626	—	2,626
Interest receivable	1,713	—	1,713	—	1,713
BOLI	13,018	—	13,018	—	13,018
Liabilities
Deposits	$567,493	$—	$568,224	$—	$568,224
Capital notes	5,000	—	5,310	—	5,310
Interest payable	111	—	111	—	111

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 23—Revenue Recognition

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

Fees, Exchange, and Other Service Charges

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, treasury services income and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Treasury services income primarily represents fees charged to customers for sweep, positive pay and lockbox services. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or at the end of the month.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 24—Impact of recently issued accounting standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10 (“Codification Improvements to Topic 842, Leases.”) and ASU 2018-11 (“Leases (Topic 842): Targeted Improvements.”) Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The Company adopted this standard on January 1, 2019 using the optional transition method. The effect of adopting this standard on January 1, 2019 was an approximate $3.0 million increase in assets and liabilities on our consolidated balance sheet.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company has been in discussions with its core processor to coordinate its plans for implementation and has contracted with an additional vendor to begin implementation.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 24—Impact of recently issued accounting standards (continued)

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 25—Condensed financial statements of parent company

Financial information pertaining only to Bank of the James Financial Group, Inc. is as follows:

Balance Sheet

	December 31,
	2018	2017
Assets
Cash	$349	$859
Taxes receivable	25	120
Investment in subsidiaries	59,808	55,668
Other assets	19	18

Total assets	$60,201	$56,665

Liabilities and stockholders’ equity
Capital notes	$5,000	$5,000
Other liabilities	58	—

Total Liabilities	$5,058	$5,000

Common stock $2.14 par value	$9,370	$9,370
Additional paid-in-capital	31,495	31,495
Retained earnings	16,521	12,269
Accumulated other comprehensive (loss)	(2,243)	(1,469)

Total stockholders’ equity	$55,143	$51,665

Total liabilities and stockholders’ equity	$60,201	$56,665

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 25—Condensed financial statements of parent company (continued)

Statements of Income

	Years Ended December 31,
	2018	2017
Income
Dividends from subsidiary	$800	$—
Operating expenses
Interest on capital notes	200	187
Legal and professional fees	217	174
Other expense	104	131

Total expenses	521	492

Income tax (benefit)	(109)	(167)

(Loss) income before equity in undistributed income of subsidiaries	388	(325)

Equity in undistributed income of subsidiaries	4,914	3,247

Net income	$5,302	$2,922

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

(dollars in thousands, except per share data)

Note 25—Condensed financial statements of parent company (continued)

Statements of Cash Flows

	Years Ended December 31,
	2018	2017
Cash flows from operating activities
Net income	$5,302	$2,922
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Decrease (increase) in income taxes receivable	95	(47)
(Increase) in other assets	(1)	—
Increase in other liabilities	58	—
Equity in undistributed net (income) of subsidiaries	(4,914)	(3,247)

Net cash provided by (used in) operating activities	$540	$(372)

Cash flows from investing activities	$—	$(3,000)
Capital contribution to subsidiary Bank of the James

Net cash (used in) investing activities	$—	$(3,000)

Cash flows from financing activities
Dividends paid to common stockholders	$(1,050)	$(1,050)
Proceeds from sale of 4% capital notes due 1/24/2022	—	5,000

Net cash provided by financing activities	$(1,050)	$3,950

(Decrease) increase in cash and cash equivalents	$(510)	$578
Cash and cash equivalents at beginning of period	859	281

Cash and cash equivalents at end of period	$349	$859

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2018. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2018, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.	Controls and Procedures

Financial’s management, including Financial’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2018. Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Financial’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that Financial files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management’s annual report on internal control over financial reporting is incorporated herein by reference to Financial’s audited Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

There have been no significant changes during the quarter ended December 31, 2018, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Part of the response to this Item will be included in the information set forth under the headings “Nominees and Continuing Directors,” “Corporate Governance and the Board of Directors Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Committees of the Board of Directors of Financial” in Financial’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders, which Proxy Statement will be filed with the SEC within 120 days of the end of the Financial’s 2018 fiscal year (the “2019 Proxy Statement”), and such information is hereby incorporated by reference

Financial has adopted a code of ethics that applies to Financial’s directors, executive officers (including the principal financial officer, principal accounting officer or controller, or persons performing similar functions), and senior officers. The code of ethics has been posted under the “Investor Relations” section on Financial’s website: www.bankofthejames.bank.

Item 11.	Executive Compensation

The response to this Item will be included in the information set forth under the headings “Compensation of Directors and Executive Officers,” “Corporate Governance and the Board of Directors Matters,” and “Committees of the Board of Directors of Financial” in the 2019 Proxy Statement and such information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the information set forth under the headings “Securities Authorized for Issuance Under Equity Compensation Plans,” “Corporate Governance and the Board of Directors Matters – Independence of Directors,” and “Security Ownership of Management” in the 2019 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this Item will be included in the information set forth under the heading “Transactions with Related Parties” in the 2019 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The response to this Item will be included in the information set forth under the heading “Independent Registered Public Accounting Firm” in the 2019 Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements. Listed and included in Part II, Item 8.

(2)	Financial Statement Schedules. Not applicable.

(3)	Exhibits. The following exhibits are filed as a part of this Form 10-K:

No.	Description

2.1	Agreement and Plan of Share Exchange dated October 9, 2003 between Bank of the James Financial Group, Inc. and Bank of the James, dated as of October 9, 2003 (incorporated by reference to Exhibit 2.1 to Form 8-K12g-3 filed on January 13, 2004)

3.1	Amended and Restated Articles of Incorporation of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3(i) to Form 8-K filed on August 12, 2009)

3.2	Bylaws of Bank of the James (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 24, 2012)

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-KSB filed on March 26, 2004)

10.1	Amended and Restated Stock Option Plan (incorporated by reference to Form S-8 filed on August 14, 2004)

10.2	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003 (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on March 26, 2004)

10.3	Form of Securities Purchase Agreement, made as of November 23, 2015, between Bank of the James Financial Group, Inc. and each institutional investor purchasing common shares of Bank of the James Financial Group, Inc. in the private placement that closed on December 3, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 24, 2015)

10.4	Salary Continuation Agreement dated as of August 6, 2009 by and between the Bank and Robert R. Chapman III (incorporated by reference to Exhibit 10.7 to Form 8-K filed on August 12, 2009)

10.5	Salary Continuation Agreement dated as of August 6, 2009 by and between the Bank and J. Todd Scruggs (incorporated by reference to Exhibit 10.8 to Form 8-K filed on August 12, 2009)

10.6	Salary Continuation Agreement dated as of August 6, 2009 by and between the Bank and Harry P. Umberger (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 12, 2009)

10.7	First Amended Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and Robert R. Chapman III (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2016)

10.8	First Amended Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and J. Todd Scruggs (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 21, 2016)

10.9	First Amended Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and Harry P. Umberger (incorporated by reference to Exhibit 10.3 to Form 8-K filed on October 21, 2016)

10.10	2016 Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and Harry P. Umberger (incorporated by reference to Exhibit 10.4 to Form 8-K filed on October 21, 2016)

10.11	Dividend Reinvestment Plan (Incorporated by reference to Registration Statement on Form S-3, filed with the SEC on August 21, 2017)

10.12	2018 Bank of the James Financial Group, Inc. Equity Incentive Plan (incorporated by reference to Schedule 14A Proxy Statement Pursuant to Section 14(a) filed on April 9, 2018).

10.13	2018 Bank of the James Financial Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Schedule 14A Proxy Statement Pursuant to Section 14(a) filed on April 9, 2018).

21.1	List of subsidiaries (filed herewith)

23.1	Consent of Yount, Hyde and Barbour, P.C.(filed herewith)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)

101	Pursuant to Rule 405 of Regulation S-T, the following materials from Bank of the James Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017; (ii) Consolidated Statements of Income For the Years ended December 31, 2018 and 2017; (iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2018 and 2017 (iv) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income For the Years ended December 31, 2018 and 2017; (v) Notes to Consolidated Financial Statements.

Item 16.	Form 10–K Summary - Not required

EXHIBIT INDEX

No.	Description

2.1	Agreement and Plan of Share Exchange dated October 9, 2003 between Bank of the James Financial Group, Inc. and Bank of the James, dated as of October 9, 2003 (incorporated by reference to Exhibit 2.1 to Form 8-K12g-3 filed on January 13, 2004)

3.1	Amended and Restated Articles of Incorporation of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3(i) to Form 8-K filed on August 12, 2009)

3.2	Bylaws of Bank of the James (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 24, 2012)

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-KSB filed on March 26, 2004)

10.1	Amended and Restated Stock Option Plan (incorporated by reference to Form S-8 filed on August 14, 2004)

10.2	Lease between Jamesview Investments LLC and Bank of the James dated October 9, 2003 (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed on March 26, 2004)

10.3	Form of Securities Purchase Agreement, made as of November 23, 2015, between Bank of the James Financial Group, Inc. and each institutional investor purchasing common shares of Bank of the James Financial Group, Inc. in the private placement that closed on December 3, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 24, 2015)

10.4	Salary Continuation Agreement dated as of August 6, 2009 by and between the Bank and Robert R. Chapman III (incorporated by reference to Exhibit 10.7 to Form 8-K filed on August 12, 2009)

10.5	Salary Continuation Agreement dated as of August 6, 2009 by and between the Bank and J. Todd Scruggs (incorporated by reference to Exhibit 10.8 to Form 8-K filed on August 12, 2009)

10.6	Salary Continuation Agreement dated as of August 6, 2009 by and between the Bank and Harry P. Umberger (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 12, 2009)

10.7	First Amended Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and Robert R. Chapman III (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2016)

10.8	First Amended Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and J. Todd Scruggs (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 21, 2016)

10.9	First Amended Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and Harry P. Umberger (incorporated by reference to Exhibit 10.3 to Form 8-K filed on October 21, 2016)

10.10	2016 Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and Harry P. Umberger (incorporated by reference to Exhibit 10.4 to Form 8-K filed on October 21, 2016)

10.11	Dividend Reinvestment Plan (Incorporated by reference to Registration Statement on Form S-3, filed with the SEC on August 21, 2017)

10.12	2018 Bank of the James Financial Group, Inc. Equity Incentive Plan (incorporated by reference to Schedule 14A Proxy Statement Pursuant to Section 14(a) filed on April 9, 2018).

10.13	2018 Bank of the James Financial Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Schedule 14A Proxy Statement Pursuant to Section 14(a) filed on April 9, 2018).

21.1	List of subsidiaries (filed herewith)

23.1	Consent of Yount, Hyde and Barbour, P.C.(filed herewith)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)

101	Pursuant to Rule 405 of Regulation S-T, the following materials from Bank of the James Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017; (ii) Consolidated Statements of Income For the Years ended December 31, 2018 and 2017; (iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2018 and 2017 (iv) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income For the Years ended December 31, 2018 and 2017; (v) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 22, 2019.

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