Form 10-Q
period 2019-03-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2019-05-10
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,378,436 shares of Common Stock, par value $2.14 per share, were outstanding at May 9, 2019.

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, 2.14 per share par value	BOTJ	The NASDAQ Stock Market LLC

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2019 unaudited)

Assets	March 31, 2019	December 31, 2018
Cash and due from banks	$28,533	$26,725
Federal funds sold	20,207	23,600

Total cash and cash equivalents	48,740	50,325

Securities held-to-maturity (fair value of $3,640 in 2019 and $3,515 in 2018)	3,697	3,700
Securities available-for-sale, at fair value	53,497	52,727
Restricted stock, at cost	1,462	1,462

Loans, net of allowance for loan losses of $4,673 in 2019 and $4,581 in 2018	535,959	530,016
Loans held for sale	2,604	1,670
Premises and equipment, net	14,473	13,426
Interest receivable	1,946	1,742
Cash value – bank owned life insurance	13,442	13,359
Other real estate owned	2,253	2,430
Income taxes receivable	797	1,102
Deferred tax asset, net	1,480	1,755
Other assets	4,038	1,183

Total assets	$684,388	$674,897

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$93,624	$91,356
NOW, money market and savings	331,848	331,298
Time	191,272	189,389

Total deposits	616,744	612,043

Capital notes	5,000	5,000
Interest payable	154	127
Other liabilities	5,313	2,584

Total liabilities	$627,211	$619,754

Commitments and Contingencies
Stockholders’ equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,378,436 as of March 31, 2019 and December 31, 2018	9,370	9,370
Additional paid-in-capital	31,522	31,495
Retained earnings	17,492	16,521
Accumulated other comprehensive (loss)	(1,207)	(2,243)

Total stockholders’ equity	$57,177	$55,143

Total liabilities and stockholders’ equity	$684,388	$674,897

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended March 31,
Interest Income	2019	2018
Loans	$6,654	$5,674
Securities
US Government and agency obligations	185	198
Mortgage backed securities	61	68
Municipals – taxable	78	79
Municipals – tax exempt	3	3
Dividends	18	8
Other (Corporates)	23	23
Interest bearing deposits	91	35
Federal Funds sold	121	67

Total interest income	7,234	6,155

Interest Expense
Deposits
NOW, money market savings	306	192
Time Deposits	748	581
FHLB borrowings	—	1
Capital notes	50	50

Total interest expense	1,104	824

Net interest income	6,130	5,331

Provision for loan losses	210	22

Net interest income after provision for loan losses	5,920	5,309

Noninterest income
Gain on sales of loans held for sale	691	620
Service charges, fees and commissions	439	464
Increase in cash value of life insurance	83	85
Other	6	17

Total noninterest income	1,219	1,186

Noninterest expenses
Salaries and employee benefits	2,928	2,713
Occupancy	421	395
Equipment	458	379
Supplies	162	149
Professional, data processing, and other outside expense	815	815
Marketing	145	140
Credit expense	127	125
Other real estate expenses	139	40
FDIC insurance expense	94	101
Other	310	240

Total noninterest expenses	5,599	5,097

Income before income taxes	1,540	1,398

Income tax expense	306	275

Net Income	$1,234	$1,123

Weighted average shares outstanding – basic	4,378,436	4,378,436

Weighted average shares outstanding – diluted	4,380,959	4,378,526

Earnings per common share – basic	$0.28	$0.26

Earnings per common share – diluted	$0.28	$0.26

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2019 and 2018

(dollar amounts in thousands) (unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net Income	$1,234	$1,123

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	1,311	(1,076)
Tax effect	(275)	226

Other comprehensive income (loss), net of tax	1,036	(850)

Comprehensive income	$2,270	$273

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2019 and 2018

(dollar amounts in thousands) (unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net Income	$1,234	$1,123

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	239	213
Stock-based compensation expense	27	—
Net amortization and accretion of premiums and discounts on securities	100	104
(Gain) on sales of loans held for sale	(691)	(620)
Proceeds from sales of loans held for sale	20,428	24,947
Origination of loans held for sale	(20,671)	(25,149)
Provision for loan losses	210	22
Loss (gain) on sale of other real estate owned	13	(5)
Impairment of other real estate owned	115	34
(Increase) in cash value of life insurance	(83)	(85)
(Increase) in interest receivable	(204)	(114)
Decrease (increase) in other assets	135	(78)
Decrease in income taxes receivable	305	354
Increase (decrease) in interest payable	27	(3)
(Decrease) increase in other liabilities	(261)	264

Net cash provided by operating activities	$923	$1,007

Cash flows from investing activities
Proceeds from calls of securities held-to-maturity	$—	$2,000
Purchases of securities available-for-sale	—	(998)
Proceeds from maturities, calls and paydowns of securities available-for-sale	444	502
Purchase of Federal Home Loan Bank stock	—	(382)
Proceeds from sale of other real estate owned	349	525
Origination of loans, net of principal collected	(6,453)	(10,877)
Purchases of premises and equipment	(1,286)	(267)

Net cash (used in) investing activities	$(6,946)	$(9,497)

Cash flows from financing activities
Net increase in deposits	$4,701	$17,023
Proceeds from Federal Home Loan Bank advances	—	10,000
Dividends paid to common stockholders	(263)	(263)

Net cash provided by financing activities	$4,438	$26,760

(Decrease) increase in cash and cash equivalents	(1,585)	18,270

Cash and cash equivalents at beginning of period	$50,325	$37,018

Cash and cash equivalents at end of period	$48,740	$55,288

Non cash transactions
Transfer of loans to other real estate owned	$300	$—
Fair value adjustment for securities available-for-sale	1,311	(1,076)
Lease liabilities arising from right-of-use assets	2,990	—

Cash transactions
Cash paid for interest	$1,077	$827
Cash paid for income taxes	—	—

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2019 and 2018

(dollars in thousands, except per share amounts) (unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance at December 31, 2017	4,378,436	$9,370	$31,495	$12,269	(1,469)	$51,665

Net Income	—	—	—	1,123	—	1,123
Dividends paid on common stock ($0.06 per share)	—	—	—	(263)	—	(263)
Other comprehensive loss	—	—	—	—	(850)	(850)

Balance at March 31, 2018	4,378,436	$9,370	$31,495	$13,129	(2,319)	$51,675

Balance at December 31, 2018	4,378,436	$9,370	$31,495	$16,521	(2,243)	$55,143

Net Income	—	—	—	1,234	—	1,234
Dividends paid on common stock ($0.06 per share)	—	—	—	(263)	—	(263)
Stock-based compensation expense	—	—	27	—	—	27
Other comprehensive income	—	—	—	—	1,036	1,036

Balance at March 31, 2019	4,378,436	$9,370	$31,522	$17,492	$(1,207)	$57,177

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2018. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2018 included in Financial’s Annual Report on Form 10-K. Results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Note 3 – Earnings Per Common Share (EPS)

The following is a summary of the earnings per share calculation for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Net income	$1,234,000	$1,123,000
Weighted average number of shares	4,378,436	4,378,436
Restricted stock units/stock options affect of incremental shares	2,523	90

Weighted average diluted shares	4,380,959	4,378,526

Basic EPS (weighted avg shares)	$0.28	$0.26

Diluted EPS (Including incremental shares)	$0.28	$0.26

No restricted stock units or stock options were excluded in calculating diluted earnings per share for any of the periods presented.

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Note 4 – Stock Based Compensation (continued)

At December 31, 2018, there were no stock-based compensation awards outstanding that were issued under the Company’s 1999 Stock Option Plan. The final stock-based compensation issued under this plan consisting solely of employee stock options expired during the second quarter of 2018,

At the annual meeting of shareholders held on May 15, 2018, the shareholders approved the Bank of the James Financial Group, Inc. 2018 Equity Incentive Plan (the “2018 Incentive Plan”). The 2018 Incentive Plan permits the issuance of up to 250,000 shares of common stock for awards to key employees of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock awards and performance units.

On January 2, 2019, the Company granted its first block of equity compensation under the 2018 Incentive Plan consisting of 24,500 restricted stock units. The recipients of restricted stock units do not receive shares of the Company’s stock immediately, but instead receive shares upon satisfying the requisite service period specified by the terms and conditions of the grant. Additionally, the recipients of restricted stock units do not enjoy the rights of holder of the Company’s common stock until the units have vested and as such, they do not have voting rights or rights to nonforfeitable dividends. The related compensation expense is based on the grant date fair value of the Company’s stock of $13.00 per share. Shares vest over 3 years in thirds with the first one-third vesting one year from the grant date. The total expense recognized for the three months ended March 31, 2019, in connection with the restricted stock unit awards was approximately $27,000. There were no forfeitures during the three-month period ending March 31, 2019.

At March 31, 2019, the unrecognized stock-based compensation expense related to unvested restricted stock awards amounted to $292,000. The unrecognized expense will be recognized ratably over the remaining vesting period of 2.75 years. The Company accounts for forfeitures as they occur.

Note 5 – Fair Value Measurements

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic of FASB ASC, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market and in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in the principal or most advantageous market and in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume

Note 5 – Fair Value Measurements (continued)

and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

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

Fair Value on a Recurring Basis

Securities Available-for-Sale

Fair values of securities available-for sale are based on quoted prices available in an active market. If quoted prices are available, these securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow.

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

Note 5 – Fair Value Measurements (continued)

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period.

		Carrying Value at March 31, 2019 (in thousands)
Description	Balance as of March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$1,893	$—	$1,893	$—
US agency obligations	23,880	—	23,880	—
Mortgage-backed securities	11,604	—	11,604	—
Municipals	12,198	—	12,198	—
Corporates	3,922	—	3,922	—

Total available-for-sale securities	$53,497	$—	$53,497	$—

		Carrying Value at December 31, 2018 (in thousands)
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$1,845	$	$1,845	$
US agency obligations	23,267	—	23,267	—
Mortgage-backed securities	11,876	—	11,876	—
Municipals	12,009	—	12,009	—
Corporates	3,730	—	3,730	—

Total available-for-sale securities	$52,727	$—	$52,727	$—

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

Note 5 – Fair Value Measurements (continued)

Loans held for sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended March 31, 2019. Gains and losses on the sale of loans are recorded within gains on sales of loans held for sale, net on the Consolidated Statements of Income.

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

		Carrying Value at March 31, 2019
Description	Balance as of March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$1,680	$—	$—	$1,680
Other real estate owned	2,253	—	—	2,253

*	Includes loans charged down to the net realizable value of the collateral.

		Carrying Value at December 31, 2018
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$1,587	$—	$—	$1,587
Other real estate owned	2,430	—	—	2,430

*	Includes loans charged down to the net realizable value of the collateral.

Note 5 – Fair Value Measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2019 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$1,680	Discounted appraised value	Selling cost	0% – 10% (8%)
			Discount for lack of marketability and age of appraisal	0% – 20% (6%)
OREO	2,253	Discounted appraised value	Selling cost	0% – 10% (6%)
			Discount for lack of marketability and age of appraisal	0% –25% (15%)

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2018 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$1,587	Discounted appraised value	Selling cost	0% –10% (8%)
			Discount for lack of marketability and age of appraisal	0% – 20% (6%)
OREO	2,430	Discounted appraised value	Selling cost	0% – 10% (6%)
			Discount for lack of marketability and age of appraisal	0% –25% (15%)

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

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments and their placement in the fair value hierarchy at March 31, 2019 and December 31, 2018 was as follows (in thousands):

		Fair Value Measurements at March 31, 2019 using
Assets	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash and due from banks	$28,533	$28,533	$—	$—	$28,533
Fed funds sold	20,207	20,207	—	—	20,207
Securities
Available-for-sale	53,497	—	53,497	—	53,497
Held-to-maturity	3,697	—	3,640	—	3,640
Restricted stock	1,462		1,462	—	1,462
Loans, net (1)	535,959	—	—	534,401	534,401
Loans held for sale	2,604	—	2,604	—	2,604
Interest receivable	1,946	—	1,946	—	1,946
BOLI	13,442	—	13,442	—	13,442
Liabilities
Deposits	$616,744	$—	$617,404	$—	$617,404
Capital notes	5,000	—	4,731	—	4,731
Interest payable	154	—	154	—	154

		Fair Value Measurements at December 31, 2018 using
Assets	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash and due from banks	$26,725	$26,725	$—	$—	$26,725
Fed funds sold	23,600	23,600			23,600
Securities
Available-for-sale	52,727	—	52,727	—	52,727
Held-to-maturity	3,700	—	3,515	—	3,515
Restricted stock	1,462	—	1,462		1,462
Loans, net (1)	530,016	—	—	522,782	522,782
Loans held for sale	1,670	—	1,670	—	1,670
Interest receivable	1,742	—	1,742	—	1,742
BOLI	13,359	—	13,359	—	13,359
Liabilities
Deposits	$612,043	$—	$612,532	$—	$612,532
Capital notes	5,000	—	4,710		4,710
Interest payable	127	—	127	—	127

(1)	Carrying amount is net of unearned income and the Allowance.

Note 6 – Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842. The Company also elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases. As stated in the Company’s 2018 Form 10-K, the implementation of the new standard resulted in recognition of right-of-use assets and lease liabilities of $3.0 million at the date of adoption, which is related to the Company’s lease of premises used in operations. The right-of-use assets and lease liabilities are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets.

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor.

The Company’s long-term lease agreements are classified as operating leases. Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following tables present information about the Company’s leases:

(Dollars in thousands)	March 31, 2019
Lease liabilities	$2,856
Right-of-use assets	$2,852
Weighted average remaining lease term	10.8 years
Weighted average discount rate	3.08%

Lease cost (in thousands)	For the Three Months Ended March 31, 2019
Operating lease cost	$161

Total lease cost	$161

Cash paid for amounts included in the measurement of lease liabilities	$156

Note 6 – Leases (continued)

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

Lease payments due (in thousands)	As of March 31, 2019
Nine months ending December 31, 2019	$381
Twelve months ending December 31, 2020	418
Twelve months ending December 31, 2021	346
Twelve months ending December 31, 2022	344
Twelve months ending December 31, 2023	346
Twelve months ending December 31, 2024	249
Thereafter	1,352

Total undiscounted cash flows	$3,436

Discount	(580)

Lease liabilities	$2,856

Note 7 – Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of March 31, 2019 and December 31, 2018 (amounts in thousands):

	March 31, 2019
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	(Losses)
Held-to-Maturity
US agency obligations	$3,697	$2	$(59)	$3,640

Available-for-Sale
US Treasuries	1,962	—	(69)	1,893
US agency obligations	24,658	6	(784)	23,880
Mortgage-backed securities	11,932	5	(333)	11,604
Municipals	12,375	17	(194)	12,198
Corporates	4,098	—	(176)	3,922

	$55,025	$28	$(1,556)	$53,497

	December 31, 2018
	Amortized Costs	Gross Unrealized		Fair Value
		Gains	(Losses)
Held-to-Maturity
US agency obligations	$3,700	$3	$(185)	$3,515

Available-for-Sale
US Treasuries	1,961	—	(116)	1,845
US agency obligations	24,701	—	(1,434)	23,267
Mortgage-backed securities	12,390	—	(514)	11,876
Municipals	12,412	3	(406)	12,009
Corporates	4,102	—	(372)	3,730

	$55,566	$3	$(2,842)	$52,727

Note 7 – Securities (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2019 and December 31, 2018 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
March 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
Held-to-maturity
US agency obligations	$—	$—	$3,640	$59	$3,640	$59
Available-for-sale
US Treasuries	—	—	1,893	69	1,893	69
US agency obligations	—	—	21,504	784	21,504	784
Mortgage-backed securities	—	—	10,617	333	10,617	333
Municipals	—	—	9,994	194	9,994	194
Corporates	—	—	3,922	176	3,922	176

Total	$—	$—	$47,930	$1,556	$47,930	$1,556

	Less than 12 months		More than 12 months		Total
December 31, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
Held-to-maturity
US agency obligations	$—	$—	$3,515	$185	$3,515	$185
Available-for-sale
US Treasuries	—	—	1,845	116	1,845	116
US agency obligations	—	—	23,267	1,434	23,267	1,434
Mortgage-backed securities	966	20	10,910	494	11,876	514
Municipals	—	—	10,994	406	10,994	406
Corporates	—	—	3,730	372	3,730	372

Total	$966	$20	$50,746	$2,822	$51,712	$2,842

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

Note 7 – Securities (continued)

At March 31, 2019, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of March 31, 2019, the Bank owned 53 securities in an unrealized loss position that were being evaluated for other than temporary impairment. Eleven of these securities were S&P rated AAA, 39 were rated AA, two were rated A, and one was rated BBB+. As of March 31, 2019, 32 of these securities were direct obligations of the U.S. government or government sponsored entities, 16 were municipal issues, and five were investments in domestic corporate issued securities.

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

There were no gross gains on sales of available-for-sale securities during the three-month periods ended March 31, 2019 and 2018. There were no gross losses on sales of available-for-sale securities and no sales of held-to-maturity securities during the three-month periods ended March 31, 2019 and 2018.

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

Note 8 – Business Segments (continued)

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three months ended March 31, 2019 and 2018 was as follows (dollars in thousands):

Business Segments

	Community Banking	Mortgage	Total
Three months ended March 31, 2019
Net interest income	$6,130	$—	$6,130
Provision for loan losses	210	—	210

Net interest income after provision for loan losses	5,920	—	5,920
Noninterest income	528	691	1,219
Noninterest expenses	5,025	574	5,599

Income before income taxes	1,423	117	1,540
Income tax expense	281	25	306

Net income	$1,142	$92	$1,234

Total assets	$681,531	$2,857	$684,388

Three months ended March 31, 2018
Net interest income	$5,331	$—	$5,331
Provision for loan losses	22	—	22

Net interest income after provision for loan losses	5,309	—	5,309
Noninterest income	566	620	1,186
Noninterest expenses	4,604	493	5,097

Income before income taxes	1,271	127	1,398
Income tax expense	248	27	275

Net income	$1,023	$100	$1,123

Total assets	$650,068	$3,567	$653,635

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
Residential consumer construction

Note 9 – Loans, allowance for loan losses and OREO (continued)

A summary of loans, net is as follows (dollars in thousands):

	As of:
	March 31,	December 31,
	2019	2018
Commercial	$99,327	$92,877
Commercial real estate	289,964	289,171
Consumer	85,289	86,191
Residential	66,052	66,358

Total loans (1)	540,632	534,597
Less allowance for loan losses	4,673	4,581

Net loans	$535,959	$530,016

(1)	Includes net deferred costs and premiums of $454 and $457 as of March 31, 2019 and December 31, 2018, respectively.

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

Note 9 – Loans, allowance for loan losses and OREO (continued)

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

Note 9 – Loans, allowance for loan losses and OREO (continued)

Loans on Non-Accrual Status
(dollars in thousands)
	As of
	March 31, 2019	December 31, 2018
Commercial	$992	$973
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	308	317
Commercial Mortgages-Non-Owner Occupied	629	173
Commercial Construction	—	—
Consumer
Consumer Unsecured	—	—
Consumer Secured	254	84
Residential:
Residential Mortgages	1,439	1,391
Residential Consumer Construction	—	—

Totals	$3,622	$2,939

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank which was acquired through purchase at foreclosure or from the borrower through a deed in lieu of foreclosure. OREO decreased to $2,253 on March 31, 2019 from $2,430 on December 31, 2018. The following table represents the changes in OREO balance during the three months ended March 31, 2019 and year ended December 31, 2018.

OREO Changes
(dollars in thousands)
	Three months ended March 31, 2019	Year ended December 31, 2018
Balance at the beginning of the year (net)	$2,430	$2,650
Transfers from loans	300	850
Capitalized costs	—	—
Valuation adjustments	(115)	(185)
Sales proceeds	(349)	(846)
Loss on disposition	(13)	(39)

Balance at the end of the period (net)	$2,253	$2,430

At March 31, 2019 and December 31, 2018, the Company had no consumer mortgage loans secured by residential real estate for which foreclosure was in process. The Company held one residential real estate property carried on the books in other real estate owned at a value of $68 as of March 31, 2019 and four residential real estate properties carried on the books at a value of $156 in other real estate owned as of December 31, 2018.

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the Three months Ended March 31, 2019
2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$1,418	$1,933	$—	$1,424	$11
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,514	2,613	—	2,464	44
Commercial Mortgage Non-Owner Occupied	629	645	—	380	7
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	86	86	—	87	1
Residential
Residential Mortgages	2,066	2,134	—	1,971	26
Residential Consumer Construction	—	—	—	—	—
With An Allowance Recorded:
Commercial	$53	$53	$37	$42	$1
Commercial Real Estate
Commercial Mortgages-Owner Occupied	33	124	27	36	2
Commercial Mortgage Non-Owner Occupied	17	17	12	54	—
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	1	—
Consumer Secured	197	205	39	151	—
Residential
Residential Mortgages	305	317	51	340	4
Residential Consumer Construction	—	—	—	—	—
Totals:
Commercial	$1,471	$1,986	$37	$1,466	$12
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,547	2,737	27	2,500	46
Commercial Mortgage Non-Owner Occupied	646	662	12	434	7
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	1	—
Consumer Secured	283	291	39	238	1
Residential
Residential Mortgages	2,371	2,451	51	2,311	30
Residential Consumer Construction	—	—	—	—	—

	$7,318	$8,127	$166	$6,950	$96

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2018
2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$1,430	$1,922	$—	$1,178	$24
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,414	2,511	—	2,421	167
Commercial Mortgage Non-Owner Occupied	131	132	—	403	8
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	88	88	—	184	6
Residential
Residential Mortgages	1,876	1,953	—	1,728	89
Residential Consumer Construction	—	—	—	—	—
With An Allowance Recorded:
Commercial	$31	$31	$15	$174	$3
Commercial Real Estate
Commercial Mortgages-Owner Occupied	39	132	36	352	3
Commercial Mortgage Non-Owner Occupied	90	90	20	82	6
Commercial Construction	—	—	—	85	—
Consumer
Consumer Unsecured	1	1	1	2	—
Consumer Secured	105	105	105	266	7
Residential
Residential Mortgages	375	390	61	263	11
Residential Consumer Construction	—	—	—	—	—
Totals:
Commercial	$1,461	$1,953	$15	$1,352	$27
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,453	2,643	36	2,773	170
Commercial Mortgage Non-Owner Occupied	221	222	20	485	14
Commercial Construction	—	—	—	85	—
Consumer
Consumer Unsecured	1	1	1	2	—
Consumer Secured	193	193	105	450	13
Residential
Residential Mortgages	2,251	2,343	61	1,991	100
Residential Consumer Construction	—	—	—	—	—

	$6,580	$7,355	$238	$7,138	$324

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Three months Ended March 31, 2019
2019	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$1,136	$1,831	$956	$658	$4,581
Charge-offs	—	(6)	(106)	(21)	(133)
Recoveries	1	—	12	2	15
Provision	129	32	29	20	210

Ending Balance	$1,266	$1,857	$891	$659	$4,673

Ending Balance: Individually evaluated for impairment	$37	$39	$39	$51	$166

Ending Balance: Collectively evaluated for impairment	1,229	1,818	852	608	4,507

Totals:	$1,266	$1,857	$891	$659	$4,673

Loans:
Ending Balance: Individually evaluated for impairment	$1,471	$3,193	$283	$2,371	$7,318

Ending Balance: Collectively evaluated for impairment	97,856	286,771	85,006	63,681	533,314

Totals:	$99,327	$289,964	$85,289	$66,052	$540,632

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Year Ended December 31, 2018
2018	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$1,264	$1,738	$1,172	$578	$4,752
Charge-offs	(395)	(230)	(405)	(34)	(1,064)
Recoveries	113	4	60	—	177
Provision	154	319	129	114	716

Ending Balance	$1,136	$1,831	$956	$658	$4,581

Ending Balance: Individually evaluated for impairment	$15	$56	$106	$61	$238

Ending Balance: Collectively evaluated for impairment	1,121	1,775	850	597	4,343

Totals:	$1,136	$1,831	$956	$658	$4,581

Loans:
Ending Balance: Individually evaluated for impairment	$1,461	$2,674	$194	$2,251	$6,580

Ending Balance: Collectively evaluated for impairment	91,416	286,497	85,997	64,107	528,017

Totals:	$92,877	$289,171	$86,191	$66,358	$534,597

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Loans as of
	March 31, 2019
	(dollars in thousands)
2019	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$25	$29	$244	$298	$99,029	$99,327	$—
Commercial Real Estate:
Commercial Mortgages- Owner Occupied	456	—	299	755	98,701	99,456	—
Commercial Mortgages-Non-Owner Occupied	17	—	501	518	173,797	174,315	—
Commercial Construction	—	—	—	—	16,193	16,193	—
Consumer:
Consumer Unsecured	187	—	—	187	8,354	8,541	—
Consumer Secured	531	17	197	745	76,003	76,748	—
Residential:
Residential Mortgages	732	162	420	1,314	55,771	57,085	—
Residential Consumer Construction	—	—	—	—	8,967	8,967	—

Total	$1,948	$208	$1,661	$3,817	$536,815	$540,632	$—

	Age Analysis of Past Due Loans as of
	December 31, 2018
	(dollars in thousands)
2018	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$54	$56	$220	$330	$92,547	$92,877	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	209	—	307	516	97,910	98,426	—
Commercial Mortgages-Non-Owner Occupied	149	468	—	617	174,657	175,274	—
Commercial Construction	—	—	—	—	15,471	15,471	—
Consumer:
Consumer Unsecured	8	1	—	9	8,745	8,754	—
Consumer Secured	369	44	—	413	77,024	77,437	—
Residential:
Residential Mortgages	882	164	567	1,613	56,559	58,172	—
Residential Consumer Construction	—	—	—	—	8,186	8,186	—

Total	$1,671	$733	$1,094	$3,498	$531,099	$534,597	$—

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Credit Quality Information—by Class
	March 31, 2019
	(dollars in thousands)
2019	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$92,958	$312	$4,506	$1,551	$—	$99,327
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	87,093	5,763	4,053	2,547	—	99,456
Commercial Mortgages-Non-Owner Occupied	170,980	2,175	422	738	—	174,315
Commercial Construction	15,613	580	—	—	—	16,193
Consumer
Consumer Unsecured	8,493	39	9	—	—	8,541
Consumer Secured	76,222	118	88	320	—	76,748
Residential:
Residential Mortgages	53,529	896	—	2,660	—	57,085
Residential Consumer Construction	8,967	—	—	—	—	8,967

Totals	$513,855	$9,883	$9,078	$7,816	$—	$540,632

	Credit Quality Information—by Class
	December 31, 2018
	(dollars in thousands)
2018	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$90,142	$818	$374	$1,543	$—	$92,877
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	90,995	1,461	3,517	2,453	—	98,426
Commercial Mortgages-Non -Owner Occupied	172,342	2,285	332	315	—	175,274
Commercial Construction	14,892	579	—	—	—	15,471
Consumer
Consumer Unsecured	8,747	—	6	1	—	8,754
Consumer Secured	77,092	—	88	257	—	77,437
Residential:
Residential Mortgages	55,336	334	—	2,502	—	58,172
Residential Consumer Construction	8,186	—	—	—	—	8,186

Totals	$517,732	$5,477	$4,317	$7,071	$—	$534,597

Note 9 – Loans, allowance for loan losses and OREO (continued)

Troubled Debt Restructurings (TDR)

There were no loan modifications that would have been classified as TDRs during the three months ended March 31, 2019 and 2018.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three months ended March 31, 2019 and 2018.

At March 31, 2019 and December 31, 2018, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

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

Note 10 – Revenue Recognition (continued)

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

Note 11 – Recent accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements The Company has been in discussions with its core processor to coordinate its plans for implementation and has contracted with an additional vendor to begin implementation. It is too early to determine the impact of ASU 2016-13. Management anticipates that it will be able to test a preliminary version of the model that the Company believes will comply with ASU 2016-13 in the third quarter of 2019.

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

The Bank services its banking customers through the following locations in Virginia:

Full-Service Branches

•	The main office located at 828 Main Street in Lynchburg (the “Main Street Office”),

•	A branch located at 615 Church Street in Lynchburg (the “Church Street Branch”),

•	A branch located at 5204 Fort Avenue in Lynchburg (the “Fort Avenue Branch”),

•	A branch located at 4698 South Amherst Highway in Amherst County (the “Madison Heights Branch”),

•	A branch located at 17000 Forest Road in Forest (the “Forest Branch”),

•	A branch located at 4935 Boonsboro Road, Suites C and D in Lynchburg (the “Boonsboro Branch”),

•	A branch located at 164 South Main Street, Amherst, Virginia (the “Amherst Branch”),

•	A branch located at 1405 Ole Dominion Boulevard in the Town of Bedford, Virginia, located off of Independence Boulevard (the “Bedford Branch”),

•	A branch located at 1110 Main Street, Altavista, Virginia (the “Altavista Branch”),

•	A branch located at 1391 South High Street, Harrisonburg, VA (the “Harrisonburg Branch”),

•	A branch located at 1745 Confederate Blvd, Appomattox, VA (the “Appomattox Branch”),

•	A branch located at 225 Merchant Walk Avenue, Charlottesville, VA (the “5th Street Station Branch”), and

•	A branch located at 3562 Electric Road, Roanoke, VA (the “Roanoke Branch”).

•	A branch located at 45 South Main St., Lexington, VA (the “Lexington Branch”)

Limited Service Branches

•	Westminster-Canterbury facilities located at 501 VES Road, Lynchburg, Virginia,

•	Westminster-Canterbury facilities located at 250 Pantops Mountain Road, Charlottesville, Virginia,

•	Luxor Office Park LLC, 1430 Rolkin Court Suite 203, Charlottesville, Virginia (the “Charlottesville Branch”).

Loan Production Offices

•	Residential mortgage loan production office located at the Forest Branch,

•	Commercial, consumer and mortgage loan production office located at the Charlottesville Branch.

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

•

Real property located at 5 Village Highway (near the intersection of Routes 501 and 24) in Rustburg, Virginia. The structure on the property has been demolished and removed. The Bank does not anticipate opening a branch at this location prior to the fourth quarter of 2019.

•	Real property located at 550 Water Street, Charlottesville, Virginia. The Bank intends to relocate the Charlottesville Branch mentioned above in the second quarter of 2019.

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

March 31, 2019 (in thousands)
Commitments to extend credit	$132,545
Letters of Credit	2,915

Total	$135,460

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of March 31, 2019 and December 31, 2018 and the results of operations of Financial for the three-month periods ended March 31, 2019 and 2018. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

March 31, 2019 as Compared to December 31, 2018

Total assets were $684,388,000 on March 31, 2019 compared with $674,897,000 at December 31, 2018, an increase of 1.41%. The increase in total assets was primarily funded from the growth in deposits.

Total deposits increased slightly from $612,043,000 as of December 31, 2018 to $616,744,000 on March 31, 2019, an increase of 0.77%. The increase resulted in large part from increases in non-interest- bearing demand deposits and an increase in time deposits. Noninterest bearing demand deposits increased slightly from $91,356,000 on December 31, 2018 to $93,624,000 on March 31, 2019. Time deposits increased slightly from $189,389,000 on December 31, 2018 to $191,272,000 on March 31, 2019.

Total loans, excluding loans held for sale, increased to $540,632,000 on March 31, 2019 from $534,597,000 on December 31, 2018. Loans, excluding loans held for sale and net of deferred fees and costs and the allowance for loan losses, increased to $535,959,000 on March 31, 2019 from $530,016,000 on December 31, 2018, an increase of 1.12%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	March 31, 2019		December 31, 2018
	Amount	Percentage	Amount	Percentage
Commercial	$99,327	18.37%	$92,877	17.37%
Commercial Real Estate	289,964	53.63%	289,171	54.10%
Consumer	85,289	15.78%	86,191	16.12%
Residential	66,052	12.22%	66,358	12.41%

Total loans	$540,632	100.00%	$534,597	100.00%

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned (“OREO”) increased to $5,875,000 on March 31, 2019 from $5,369,000 on December 31, 2018. OREO decreased to $2,253,000 on March 31, 2019 from $2,430,000 on December 31, 2018. This decrease was due in large part to a downward adjustment of the carrying value of certain OREO resulting from a change in appraised value and the Bank’s ability to sell OREO properties during the three months ended March 31, 2019 and was offset in part by new foreclosures during the period. Non-performing loans increased from $2,939,000 at December 31, 2018 to $3,622,000 at March 31, 2019. As discussed in more detail below under “Results of Operations—Allowance for Loan Losses,” management has provided for the anticipated losses on these loans in the allowance for loan losses. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for loan losses charged against earnings.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure or deeds in lieu of foreclosure. On December 31, 2018, the Bank was carrying ten OREO properties on its books at a value of $2,430,000. During the three months ended March 31, 2019, the Bank acquired 3 additional OREO properties and disposed of 4 OREO properties, and as of March 31, 2019 the Bank is carrying 9 OREO properties at a value of $2,253,000. The OREO properties are available for sale and are being actively marketed.

The Bank had loans in the amount of $422,000 at March 31, 2019 classified as performing Troubled Debt Restructurings (“TDRs”) as compared to $424,000 at December 31, 2018. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

Cash and cash equivalents decreased to $48,740,000 on March 31, 2019 from $50,325,000 on December 31, 2018. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). The decrease in cash and cash equivalents occurred because loans increased more than deposits during the quarter ended March 31, 2019. Cash and cash equivalents are subject to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts.

Securities held-to-maturity were flat, decreasing to $3,697,000 on March 31, 2019 from $3,700,000 on December 31, 2018. This slight decrease is a result of normal amortization of premiums within the held-to-maturity portfolio.

Securities available-for-sale which are carried on the balance sheet at fair market value, increased to $53,497,000 on March 31, 2019, from $52,727,000 on December 31, 2018. The increase resulted from an increase in fair value related to a decrease in interest rates. The increase in fair value was partially offset by a decrease from the normal amortization of premiums and principal payments on mortgage-backed securities in the available-for-sale portfolio. During the three months ended March 31, 2019 the Bank received $444,000 in proceeds from calls, maturities, and paydowns of securities available-for-sale. No proceeds were received from the sale of securities available-for-sale in the three months ended March 31, 2019. The Bank did not purchase any additional available-for-sale securities in during the same period.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $564,000 at March 31, 2019 and December 31, 2018. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At March 31, 2019, Financial, on a consolidated basis, had liquid assets of $102,237,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, and available-for-sale investments. Of this amount, approximately $20,254,000 (representing current book value) of the available-for-sale securities are pledged as collateral with $11,837,000 pledged as security for public deposits, and $8,417,000 pledged as security on a line of credit the Bank may draw on from time to time to meet liquidity needs. This line of credit currently has a zero balance. Management believes that liquid assets were adequate at March 31, 2019. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, if additional liquidity is needed, the Bank has the ability to purchase federal funds on the open market, borrow from the FHLBA using loans or investments within the Bank’s portfolio as collateral, and to borrow from the Federal Reserve Bank’s discount window.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material negative impact on Financial’s short-term or long-term liquidity. Based in part on recent loan growth, the Bank is monitoring liquidity to ensure it is able to fund future loans.

At March 31, 2019, the Bank had a leverage ratio of approximately 9.31%, a Tier 1 risk-based capital ratio and a CET1 ratio of approximately 10.97% and a total risk-based capital ratio of approximately 11.78%. As of March 31, 2019 and December 31, 2018 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of March 31, 2019 and December 31, 2018:

Bank Level Only Capital Ratios

Analysis of Capital (in 000’s)	March 31, 2019	December 31, 2018
Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	22,325	22,325
Retained earnings	36,921	35,985

Total Tier 1 capital	$62,988	$62,052

Tier 2 capital
Allowance for loan losses	$4,673	$4,581
Total Tier 2 capital:	$4,673	$4,581

Total risk-based capital	$67,661	$66,633

Risk weighted assets	$574,387	$564,184
Average total assets	$676,473	$670,879

	Actual		Regulatory Benchmarks
	March 31, 2019	December 31, 2018	For Capital Adequacy Purposes (1)	For Well Capitalized Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.31%	9.25%	4.000%	5.000%
Common Equity Tier 1 capital	10.97%	11.00%	7.000%	6.500%
Tier 1 risk-based capital ratio	10.97%	11.00%	8.500%	8.000%
Total risk-based capital ratio	11.78%	11.81%	10.500%	10.000%

(1)	Includes the capital conservation buffer of 2.50% for all ratios, excluding the Tier 1 capital to average total assets ratio.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $3,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis at March 31, 2019 would be slightly lower than those of the Bank because proceeds from the sale of the capital notes were contributed to the Bank and counted as equity at the Bank level.

In July 2013, the Federal Reserve Board approved a final rule establishing a regulatory capital framework for smaller, less complex financial institutions. The rule was fully implemented on January 1, 2019 and implemented a capital conservation buffer of 2.5%. As result, the Bank is requited to have a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 7.0% (inclusive of the capital conservation buffer) and a Tier 1 capital ratio of 8.5% (inclusive of the capital conservation buffer) The capital conservation buffer will limit capital distributions, stock redemptions, and certain discretionary bonuses. Failure to maintain the capital conservation buffer will limit the ability of the Bank and Financial to pay dividends, repurchase shares or pay discretionary bonuses. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

Earnings Summary

Financial had net income including all operating segments of $1,234,000 for the three months ended March 31, 2019, compared to $1,123,000 for the comparable period in 2018. Basic and diluted earnings per common share for the three months ended March 31, 2019 was $0.28, compared to basic and diluted earnings per share of $0.26 for the three months ended March 31, 2018.

The increase in net income for the three months ended March 31, as compared to the prior year was due primarily to an increase in interest income and non-interest income and was partially offset by an increase in interest expense and non-interest expense. Non-interest expense increased in large part because of the Bank’s continued emphasis on growth in Charlottesville, Harrisonburg, Roanoke, and, most recently, Lexington. These efforts resulted primarily in increases in personnel, occupancy, equipment, and other outside expenses. Additional expenses related to properties held in OREO also contributed to an increase in noninterest expenses when comparing the two quarters.

These operating results represent an annualized return on average stockholders’ equity of 8.73% for the three months ended March 31, 2019, compared with 8.62% for the three months ended March 31, 2018. This increase for the three months was a direct result of the increase in net income as compared to the comparable period in 2018. The Company had an annualized return on average assets of 0.74% for the three months ended March 31, 2019 compared with 0.72% for the same period in 2018. The increase for the three months ended March 31, 2019 largely resulted from an increase in net income.

See “Non-Interest Income” below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

Interest income increased to $7,234,000 for the three months ended March 31, 2019 from $6,155,000 for the same period in 2018, an increase of 17.53%. Interest income increased primarily because of increased balances in the loan portfolio and increases in interest rates tied to floating rate loans. The average rate received on earning assets increased from 4.22% to 4.62% for the three months ended March 31, 2019 from the comparable period in 2018. The rate on total average earning assets increased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily because of multiple recent short term rate increases by the FOMC, which, as noted above, resulted in an increase in the rates paid by borrowers on floating rate loans.

Interest expense increased to $1,104,000 for the three months ended March 31, 2019 from $824,000 for the same period in 2018, an increase of 33.98%. The increase in interest expense resulted primarily from an increase on the rates paid on and balances of deposits. The Bank’s average rate paid on interest bearing deposits was 0.82% during the three months ended March 31, 2019 as compared to 0.64% for the same period in 2018.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three months ended March 31, 2019 was $6,130,000 as compared to $5,331,000 for the same period in 2018, an increase of 14.99%. The increase in net interest income for the three months ended March 31, 2019 as compared with the comparable period in 2018 primarily is attributable to the increase in interest income resulting from increased loan balances and the previously discussed increase in short term rates by the FOMC. The net interest margin was 3.92% for the three months ended March 31, 2019 as compared with 3.65% for the same period in 2018.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I below.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, gains on sales of mortgage loans held for sale, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency. Non-interest income increased to $1,219,000 for the three months ended March 31, 2019 from $1,186,000 for the three months ended March 31, 2018.

This increase for the three months ended March 31, 2019 as compared to the same period last year was due primarily due to an increase in gains on sales of loans held for sale from $620,000 for the three months ended March 31, 2018 to $691,000 for the period ended March 31, 2019. Despite lower volume of mortgage originations, the Bank was able to achieve better pricing from purchasers as a result of lower long-term interest rates. This was offset in part by a slight decrease in service charges, fees, and commissions from the comparable three-month period ended March 31, 2018.

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

Purchase mortgage originations totaled $11,223,000, or 54.29% of the total mortgage loans originated in the three months ended March 31, 2019 as compared to $16,085,000, or 63.96% of the total mortgage loans originated in the same periods in 2018. Loan originations related to refinancing were $9,448,000 for the three months ended March 31, 2019 as compared to $9,064,000 for the comparable three months in 2018. The decrease in the volume of purchase mortgage originations for the three months of 2019 resulted from lower housing inventory in the Bank’s markets. Management anticipates that purchase mortgage originations will continue to represent a majority of mortgage originations as they have in the recent past.

Despite a slight decrease in the first quarter of 2019, Management anticipates that residential mortgage rates will remain flat or trend slightly upward during the remainder of 2019. Management expects that the Mortgage division’s reputation in Region 2000, steady residential real estate inventory and the recent hiring of additional mortgage loan originators in Roanoke, Harrisonburg and Charlottesville, and Blacksburg, will result in strong mortgage originations through the remainder of 2019. In addition, Management believes that regulatory pressure may result in a decreased number of competitors to the Mortgage division and this could result in an increase in market share. Management also believes that in the event that interest rates rise, revenue from the mortgage segment could be under pressure.

Our Investment division provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third-party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by two dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. The Investment division’s financial impact on our consolidated revenue has been immaterial. Although management cannot predict the financial impact of Investment with certainty, management anticipates the Investment division’s impact on noninterest income will remain immaterial in 2019.

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

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2019 increased to $5,599,000 from $5,097,000, increases of 9.85% from the comparable period in 2018. This increase resulted from increases for personnel expense primarily related to the expansion into Lexington and Roanoke, as well as increases in occupancy, equipment, and other real estate expense. Total personnel expense was $2,928,000 for the three-month period ended March 31, 2019 as compared to $2,713,000 for the same period in 2018.

Allowance and Provision for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The provision for the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon two components – specific impairment and general reserves. As discussed below, loans having a risk rating of 7 or below that are significantly past due, and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due as well as all TDRs, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, and loan performance measures. Based on the application of the loan loss calculation, the Bank provided $210,000 to the allowance for loan losses for the three-month period ended March 31, 2019. This compares to a provision of $22,000 for the comparable period in 2018, representing an increase of 854.55%.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for loan losses and constitute a realized loss. Charged-off loans were $133,000 for the three months ended March 31, 2019 as compared to $240,000 for the comparable period in 2018. While a charged off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. In the three months ended March 31, 2019, the Bank had recoveries of charged-off loans of $15,000 as compared with $137,000 for the comparable periods in 2018.

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. As set forth in the tables below, the Bank’s allowance arising from the specific impairment evaluation as of March 31, 2019 decreased slightly as compared to December 31, 2018.

As shown in the table below, the total balance in the allowance increased, from $4,581,000 as of December 31, 2018 to $4,673,000 on March 31, 2019. The allowance for loan losses as a percent of loans remained consistent at 0.86% as of both March 31, 2019 and December 31, 2018. Increased loan balances during the three months led to an increase in the balance of the general reserve as of March 31, 2019 as compared to December 31, 2018, but this increase was more than offset by a decrease in specific reserves when comparing the same periods. The allowance for loan losses as a percent of unimpaired loans increased slightly to 0.88% as of March 31, 2019 from 0.87% as of December 31, 2018 due to an overall increase in total loan balances. The general reserve as a percentage of unimpaired loan balances increased slightly to 0.85% as of March 31, 2109 as compared to 0.82% as of December 31, 2018. This increase was primarily due to a slight increase in the rate of qualitative factors assessed in the general reserve based on management’s evaluation of those factors at March 31, 2019. Management believes that the current allowance for loan losses is adequate.

The following tables summarize the allowance activity for the periods indicated:

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands)
	As of and For the Three Months Ended March 31, 2019
2019	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$1,136	$1,831	$956	$658	$4,581
Charge-offs	—	(6)	(106)	(21)	(133)
Recoveries	1	—	12	2	15
Provision	129	32	29	20	210

Ending Balance	$1,266	$1,857	$891	$659	$4,673

Ending Balance: Individually evaluated for impairment	$37	$39	$39	$51	$166

Ending Balance: Collectively evaluated for impairment	1,229	1,818	852	608	4,507

Totals:	$1,266	$1,857	$891	$659	$4,673

Loans:
Ending Balance: Individually evaluated for impairment	$1,471	$3,193	$283	$2,371	$7,318

Ending Balance: Collectively evaluated for impairment	97,856	286,771	85,006	63,681	533,314

Totals:	$99,327	$289,964	$85,289	$66,052	$540,632

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands)
	As of and For the Year Ended December 31, 2018
2018	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$1,264	$1,738	$1,172	$578	$4,752
Charge-offs	(395)	(230)	(405)	(34)	(1,064)
Recoveries	113	4	60	—	177
Provision	154	319	129	114	716

Ending Balance	$1,136	$1,831	$956	$658	$4,581

Ending Balance: Individually evaluated for impairment	$15	$56	$106	$61	$238

Ending Balance: Collectively evaluated for impairment	1,121	1,775	850	597	4,343

Totals:	$1,136	$1,831	$956	$658	$4,581

Loans:
Ending Balance: Individually evaluated for impairment	$1,461	$2,674	$194	$2,251	$6,580

Ending Balance: Collectively evaluated for impairment	91,416	286,497	85,997	64,107	528,017

Totals:	$92,877	$289,171	$86,191	$66,358	$534,597

The following sets forth the reconciliation of the allowance for loan loss:

	Three months ended March 31, (in thousands)
	2019	2018
Balance, beginning of period	$4,581	$4,752
Provision for loan losses	210	22
Loans charged off	(133)	(240)
Recoveries of loans charged off	15	137

Net (charge offs)	(118)	(103)

Balance, end of period	$4,673	$4,671

No nonaccrual loans were excluded from the impaired loan disclosures at March 31, 2019 and December 31, 2018. If interest on these loans had been accrued, such income cumulatively would have approximated $229,000 and $198,000 on March 31, 2019 and December 31, 2018, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

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

Income Taxes

For the three months ended March 31, 2019, Financial had an income tax expense of $306,000 as compared to $275,000 for the three months ended March 31, 2018. This represents an effective tax rate of 19.87% for the three months ended March 31, 2019 as compared with 19.67% for the three months ended March 31, 2018. Our effective rate was lower than the statutory corporate tax rate in all periods because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance and certain tax free municipal securities.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended March 31, 2019 and 2018

(dollars in thousands)

	2019			2018
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$537,937	$6,622	4.99%	$497,177	$5,649	4.61%
Loans held for sale	2,004	32	6.68%	2,439	25	4.16%
Fed funds sold	20,628	121	2.36%	18,506	67	1.49%
Interest bearing bank balances	14,194	91	2.60%	10,000	35	1.42%
Securities (3)	58,770	351	2.42%	62,673	372	2.40%
Federal agency equities	1,346	18	5.42%	1,401	8	2.32%
CBB equity	116	—	—	116	—	—

Total earning assets	634,995	7,235	4.62%	592,312	6,156	4.22%

Allowance for loan losses	(4,623)			(4,708)
Non-earning assets	47,974			42,344

Total assets	$678,346			$629,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$233,044	$253	0.44%	$202,198	$139	0.28%
Savings	98,306	53	0.22%	103,485	55	0.22%
Time deposits	190,144	748	1.60%	182,770	581	1.29%

Total interest bearing deposits	521,494	1,054	0.82%	488,453	773	0.64%
Other borrowed funds
FHLB borrowings	—	—	—	222	1	1.83%
Capital Notes	5,000	50	4.06%	5,000	50	4.06%

Total interest-bearing liabilities	526,494	1,104	0.85%	493,675	824	0.68%

Non-interest bearing deposits	92,572			82,227
Other liabilities	1,963			1,199

Total liabilities	621,029			577,101
Stockholders’ equity	57,317			52,847

Total liabilities and Stockholders’ equity	$678,346			$629,948

Net interest income		$6,131			$5,332

Net interest margin			3.92%			3.65%

Interest spread			3.77%			3.54%

(1)	Net accretion or amortization of deferred loan fees and costs are included in interest income.

(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.

(3)

The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities. Assumed income tax rates of 21% were used for the first quarter of 2019 and 2018.

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

There have been no significant changes during the quarter ended March 31, 2019, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 22, 2019. There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December  31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2019

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2019

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 10, 2019

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2019 and 2018 (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2019 and 2018 (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three months ended March 31, 2019 and 2018; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: May 10, 2019	By	/s/ Robert R. Chapman III
Robert R. Chapman III, President (Principal Executive Officer)

Date: May 10, 2019	By	/s/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2019

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2019

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 10, 2019

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2019 and 2018 (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2019 and 2018 (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three months ended March 31, 2019 and 2018; (vi) Notes to Unaudited Consolidated Financial Statements.