Form 10-Q
period 2019-06-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2019-08-13
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,378,436 shares of Common Stock, par value $2.14 per share, were outstanding at August 13, 2019.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2019 unaudited)

	June 30, 2019	December 31, 2018
Assets
Cash and due from banks	$24,543	$26,725
Federal funds sold	7,587	23,600

Total cash and cash equivalents	32,130	50,325
Securities held-to-maturity (fair value of $3,774 in 2019 and $3,515 in 2018)	3,694	3,700
Securities available-for-sale, at fair value	53,818	52,727
Restricted stock, at cost	1,506	1,462
Loans, net of allowance for loan losses of $4,724 in 2019 and $4,581 in 2018	551,974	530,016
Loans held for sale	4,443	1,670
Premises and equipment, net	15,876	13,426
Interest receivable	1,761	1,742
Cash value—bank owned life insurance	13,526	13,359
Other real estate owned	2,413	2,430
Income taxes receivable	454	1,102
Deferred tax asset, net	1,232	1,755
Other assets	7,268	1,183

Total assets	$690,095	$674,897

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing demand	$88,897	$91,356
NOW, money market and savings	342,384	331,298
Time	185,903	189,389

Total deposits	617,184	612,043
Capital notes	5,000	5,000
Interest payable	159	127
Other liabilities	8,503	2,584

Total liabilities	$630,846	$619,754

Commitments and Contingencies
Stockholders’ equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,378,436 as of June 30, 2019 and December 31, 2018	9,370	9,370
Additional paid-in-capital	31,548	31,495
Retained earnings	18,606	16,521
Accumulated other comprehensive (loss)	(275)	(2,243)

Total stockholders’ equity	$59,249	$55,143

Total liabilities and stockholders’ equity	$690,095	$674,897

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Interest Income
Loans	$6,816	$6,195	$13,470	$11,869
Securities
US Government and agency obligations	184	186	369	384
Mortgage backed securities	56	66	117	134
Municipals—taxable	81	82	160	162
Municipals—tax exempt	—	1	2	3
Dividends	33	23	51	31
Other (Corporates)	24	24	47	47
Interest bearing deposits	74	56	165	91
Federal Funds sold	122	92	243	159

Total interest income	7,390	6,725	14,624	12,880

Interest Expense
Deposits
NOW, money market savings	362	231	668	423
Time Deposits	826	625	1,574	1,206
FHLB borrowings	—	16	—	17
Capital notes	50	50	100	100

Total interest expense	1,238	922	2,342	1,746

Net interest income	6,152	5,803	12,282	11,134
Provision for loan losses	116	315	326	337

Net interest income after provision for loan losses	6,036	5,488	11,956	10,797

Noninterest income
Gain on sales of loans held for sale	1,075	873	1,766	1,493
Service charges, fees and commissions	461	465	900	929
Increase in cash value of life insurance	84	85	167	170
Other	39	18	45	35

Total noninterest income	1,659	1,441	2,878	2,627

Noninterest expenses
Salaries and employee benefits	3,153	2,832	6,081	5,545
Occupancy	417	360	838	755
Equipment	536	398	994	777
Supplies	142	140	304	289
Professional, data processing, and other outside expense	859	837	1,674	1,652
Marketing	276	187	421	327
Credit expense	156	112	283	237
Other real estate expenses	1	86	140	126
FDIC insurance expense	94	99	188	200
Other	341	255	651	495

Total noninterest expenses	5,975	5,306	11,574	10,403

Income before income taxes	1,720	1,623	3,260	3,021
Income tax expense	343	323	649	598

Net Income	$1,377	$1,300	$2,611	$2,423

Weighted average shares outstanding—basic	4,378,436	4,378,436	4,378,436	4,378,436

Weighted average shares outstanding—diluted	4,383,021	4,378,436	4,381,994	4,378,481

Earnings per common share—basic	$0.31	$0.30	$0.60	$0.55

Earnings per common share—diluted	$0.31	$0.30	$0.60	$0.55

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollar amounts in thousands) (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net Income	$1,377	$1,300	$2,611	$2,423

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	1,180	(240)	2,491	(1,316)
Tax effect	(248)	51	(523)	277

Other comprehensive income (loss), net of tax	932	(189)	1,968	(1,039)

Comprehensive income	$2,309	$1,111	$4,579	$1,384

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018

(dollar amounts in thousands) (unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net Income	$2,611	$2,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	690	434
Stock based compensation expense	53	—
Net amortization and accretion of premiums and discounts on securities	199	205
(Gain) on sales of loans held for sale	(1,766)	(1,493)
Proceeds from sales of loans held for sale	66,292	56,811
Origination of loans held for sale	(67,299)	(58,507)
Provision for loan losses	326	337
Loss (gain) on sale of other real estate owned	13	(5)
Impairment of other real estate owned	115	110
(Increase) in cash value of life insurance	(167)	(170)
(Increase) in interest receivable	(19)	(42)
Decrease (increase) in other assets	47	(134)
Decrease in income taxes receivable	648	27
Increase (decrease) in interest payable	32	(4)
(Decrease) increase in other liabilities	(454)	95

Net cash provided by operating activities	$1,321	$87

Cash flows from investing activities
Proceeds from calls of securities held-to-maturity	$—	$2,000
Purchases of securities available-for-sale	—	(998)
Proceeds from maturities, calls and paydowns of securities available-for-sale	1,207	1,108
(Purchase) redemption of Federal Home Loan Bank stock	(44)	43
Proceeds from sale of other real estate owned	349	525
Origination of loans, net of principal collected	(22,744)	(33,610)
Purchases of premises and equipment	(2,899)	(374)

Net cash (used in) investing activities	$(24,131)	$(31,306)

Cash flows from financing activities
Net increase in deposits	$5,141	$28,575
Dividends paid to common stockholders	(526)	(525)

Net cash provided by financing activities	$4,615	$28,050

(Decrease) in cash and cash equivalents	(18,195)	(3,169)
Cash and cash equivalents at beginning of period	$50,325	$37,018

Cash and cash equivalents at end of period	$32,130	$33,849

Non cash transactions
Transfer of loans to other real estate owned	$460	$565
Fair value adjustment for securities available-for-sale	2,491	(1,316)
Lease liabilities arising from right-of-use assets	6,373	—
Cash transactions
Cash paid for interest	$2,310	$1,750
Cash paid for income taxes	—	650

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2019 and 2018

(dollars in thousands, except per share amounts) (unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	(Loss)	Total
Balance at December 31, 2017	4,378,436	$9,370	$31,495	$12,269	$(1,469)	$51,665

Net Income	—	—	—	1,123	—	1,123
Dividends paid on common stock ($0.06 per share)	—	—	—	(263)	—	(263)
Other comprehensive loss	—	—	—	—	(850)	(850)

Balance at March 31, 2018	4,378,436	$9,370	$31,495	$13,129	$(2,319)	$51,675

Net Income	—	—	—	1,300	—	1,300
Dividends paid on common stock ($0.06 per share)	—	—	—	(262)	—	(262)
Other comprehensive loss	—	—	—	—	(189)	(189)

Balance at June 30, 2018	4,378,436	$9,370	$31,495	$14,167	$(2,508)	$52,524

Balance at December 31, 2018	4,378,436	$9,370	$31,495	$16,521	$(2,243)	$55,143

Net Income	—	—	—	1,234	—	1,234
Dividends paid on common stock ($0.06 per share)	—	—	—	(263)	—	(263)
Stock-based compensation expense	—	—	27	—	—	27
Other comprehensive income	—	—	—	—	1,036	1,036

Balance at March 31, 2019	4,378,436	$9,370	$31,522	$17,492	$(1,207)	$57,177

Net Income	—	—	—	1,377	—	1,377
Dividends paid on common stock ($0.06 per share)	—	—	—	(263)	—	(263)
Stock-based compensation expense	—	—	26	—	—	26
Other comprehensive income	—	—	—	—	932	932

Balance at June 30, 2019	4,378,436	$9,370	$31,548	$18,606	$(275)	$59,249

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2018. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2018 included in Financial’s Annual Report on Form 10-K. Results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Certain immaterial reclassifications have been made to prior period balances to conform to the current period presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

The Company’s primary market area consists of the area commonly referred to as Region 2000 which encompasses the seven jurisdictions of the Town of Altavista, Amherst County, Appomattox County, the Town of Bedford, Bedford County, Campbell County, and the City of Lynchburg. Recently, the Company has expanded into Charlottesville, Roanoke, Blacksburg and Harrisonburg.

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

Note 3 – Earnings Per Common Share (EPS)

The following is a summary of the earnings per share calculation for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$1,377,000	$1,300,000	$2,611,000	$2,423,000
Weighted average number of shares	4,378,436	4,378,436	4,378,436	4,378,436
Restricted stock units/stock options affect of incremental shares	4,585	—	3,558	45

Weighted average diluted shares	4,383,021	4,378,436	4,381,994	4,378,481

Basic EPS (weighted avg shares)	$0.31	$0.30	$0.60	$0.55

Diluted EPS (Including incremental shares)	$0.31	$0.30	$0.60	$0.55

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

Note 4 – Stock Based Compensation (continued)

At December 31, 2018, there were no stock-based compensation awards outstanding that were issued under the Company’s 1999 Stock Option Plan. The final stock-based compensation issued under this plan consisting solely of employee stock options which expired during the second quarter of 2018.

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

On January 2, 2019, the Company granted its first block of equity compensation under the 2018 Incentive Plan consisting of 24,500 restricted stock units. The recipients of restricted stock units do not receive shares of the Company’s stock immediately, but instead receive shares upon satisfying the requisite service period specified by the terms and conditions of the grant. Additionally, the recipients of restricted stock units do not enjoy the rights of holder of the Company’s common stock until the units have vested and as such, they do not have voting rights or rights to nonforfeitable dividends. The related compensation expense is based on the grant date fair value of the Company’s stock of $13.00 per share. Shares vest over 3 years in thirds with the first one-third vesting one year from the grant date. The total expense recognized for the three and six months ended June 30, 2019, in connection with the restricted stock unit awards was approximately $26,000 and $53,000, respectively. There were no forfeitures during the three and six month periods ending June 30, 2019.

At June 30, 2019, the unrecognized stock-based compensation expense related to unvested restricted stock awards amounted to approximately $266,000. The unrecognized expense will be recognized ratably over the remaining vesting period of 2.50 years. The Company accounts for forfeitures as they occur.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period.

Note 5 – Fair Value Measurements (continued)

		Carrying Value at June 30, 2019 (in thousands)
Description	Balance as of June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$1,942	$—	$1,942	$—
US agency obligations	24,536	—	24,536	—
Mortgage-backed securities	11,197	—	11,197	—
Municipals	12,127	—	12,127	—
Corporates	4,016	—	4,016	—

Total available-for-sale securities	$53,818	$—	$53,818	$—

		Carrying Value at December 31, 2018 (in thousands)
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$1,845	$	$1,845	$
US agency obligations	23,267	—	23,267	—
Mortgage-backed securities	11,876	—	11,876	—
Municipals	12,009	—	12,009	—
Corporates	3,730	—	3,730	—

Total available-for-sale securities	$52,727	$—	$52,727	$—

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

Note 5 – Fair Value Measurements (continued)

Loans held for sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended June 30, 2019. Gains and losses on the sale of loans are recorded within gains on sales of loans held for sale, net on the Consolidated Statements of Income.

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

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period (in thousands).

		Carrying Value at June 30, 2019
Description	Balance as of June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$1,928	$—	$—	$1,928
Other real estate owned	2,413	—	—	2,413

*	Includes loans charged down to the net realizable value of the collateral.

		Carrying Value at December 31, 2018
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$1,587	$—	$—	$1,587
Other real estate owned	2,430	—	—	2,430

*	Includes loans charged down to the net realizable value of the collateral.

Note 5 – Fair Value Measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2019 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$1,928	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)
OREO	2,413	Discounted appraised value	Selling cost	0% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2018 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$1,587	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)
OREO	2,430	Discounted appraised value	Selling cost	0% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

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

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments and their placement in the fair value hierarchy at June 30, 2019 and December 31, 2018 was as follows (in thousands):

		Fair Value Measurements at June 30, 2019 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$24,543	$24,543	$—	$—	$24,543
Fed funds sold	7,587	7,587	—	—	7,587
Securities
Available-for-sale	53,818	—	53,818	—	53,818
Held-to-maturity	3,694	—	3,774	—	3,774
Restricted stock	1,506		1,506	—	1,506
Loans, net (1)	551,974	—	—	550,733	550,733
Loans held for sale	4,443	—	4,443	—	4,443
Interest receivable	1,761	—	1,761	—	1,761
BOLI	13,526	—	13,526	—	13,526
Liabilities
Deposits	$617,184	$—	$618,379	$—	$618,379
Capital notes	5,000	—	4,752	—	4,752
Interest payable	159	—	159	—	159

		Fair Value Measurements at December 31, 2018 using
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$26,725	$26,725	$—	$—	$26,725
Fed funds sold	23,600	23,600			23,600
Securities
Available-for-sale	52,727	—	52,727	—	52,727
Held-to-maturity	3,700	—	3,515	—	3,515
Restricted stock	1,462	—	1,462		1,462
Loans, net (1)	530,016	—	—	522,782	522,782
Loans held for sale	1,670	—	1,670	—	1,670
Interest receivable	1,742	—	1,742	—	1,742
BOLI	13,359	—	13,359	—	13,359
Liabilities
Deposits	$612,043	$—	$612,532	$—	$612,532
Capital notes	5,000	—	4,710		4,710
Interest payable	127	—	127	—	127

(1)	Carrying amount is net of unearned income and the Allowance.

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

The Company leases six of its operating locations under long-term leases (greater than 12 months). Leases for four of these locations are classified as operating leases. One new lease which commenced near the end of the current period was classified as a finance lease upon management’s assessment of the lease. Also near the end of the current period, another lease which was classified as operating upon adoption of ASU 2016-02 was modified, and upon reassessment of the modified lease, was transitioned to the finance lease classification. Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably certain of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following tables present information about the Company’s operating leases:

(Dollars in thousands)	June 30, 2019
Lease liabilities	$1,588
Right-of-use assets	$1,580
Weighted average remaining lease term	15.1 years
Weighted average discount rate	3.39%

The following tables present information about the Company’s finance leases:

(Dollars in thousands)	June 30, 2019
Lease liabilities	$4,552
Right-of-use assets	$4,552
Weighted average remaining lease term	11.6 years
Weighted average discount rate	2.70%

Note 6 – Leases (continued)

Lease cost (in thousands)	For the Three Months Ended June 30, 2019
Operating lease cost	$125
Financing lease cost	—

Total lease cost	$125

Cash paid for amounts included in the measurement of operating lease liabilities	$122

Lease cost (in thousands)	For the Six Months Ended June 30, 2019
Operating lease cost	$286
Financing lease cost	—

Total lease cost	$286

Cash paid for amounts included in the measurement of operating lease liabilities	$278

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total of lease liabilities is as follows:

	Operating Lease Liabilities	Finance Lease Liabilities
Lease payments due (in thousands)	As of June 30, 2019	As of June 30, 2019
Six months ending December 31, 2019	$91	$187
Twelve months ending December 31, 2020	184	445
Twelve months ending December 31, 2021	111	454
Twelve months ending December 31, 2022	110	454
Twelve months ending December 31, 2023	110	454
Twelve months ending December 31, 2024	110	479
Thereafter	1,352	2,881

Total undiscounted cash flows	$2,068	$5,354

Discount	(480)	(802)

Lease liabilities	$1,588	$4,552

Note 7 – Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of June 30, 2019 and December 31, 2018 (amounts in thousands):

	June 30, 2019
		Gross Unrealized
	Amortized Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$3,694	$80	$—	$3,774

Available-for-Sale
US Treasuries	1,964	—	(22)	1,942
US agency obligations	24,611	223	(298)	24,536
Mortgage-backed securities	11,407	24	(234)	11,197
Municipals	12,090	71	(34)	12,127
Corporates	4,094	2	(80)	4,016

	$54,166	$320	$(668)	$53,818

	December 31, 2018
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$3,700	$3	$(185)	$3,515

Available-for-Sale
US Treasuries	1,961	—	(116)	1,845
US agency obligations	24,701	—	(1,434)	23,267
Mortgage-backed securities	12,390	—	(514)	11,876
Municipals	12,412	3	(406)	12,009
Corporates	4,102	—	(372)	3,730

	$55,566	$3	$(2,842)	$52,727

Note 7 – Securities (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2019 and December 31, 2018 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2019	Value	Losses	Value	Losses	Value	Losses
Description of securities
Held-to-maturity
US agency obligations	$—	$—	$—	$—	$—	$—
Available-for-sale
US Treasuries	—	—	1,942	22	1,942	22
US agency obligations	—	—	12,719	298	12,719	298
Mortgage-backed securities	—	—	10,194	234	10,194	234
Municipals	—	—	6,610	34	6,610	34
Corporates	—	—	3,494	80	3,494	80

Total	$—	$—	$34,959	$668	$34,959	$668

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
Description of securities
Held-to-maturity
US agency obligations	$—	$—	$3,515	$185	$3,515	$185
Available-for-sale
US Treasuries	—	—	1,845	116	1,845	116
US agency obligations	—	—	23,267	1,434	23,267	1,434
Mortgage-backed securities	966	20	10,910	494	11,876	514
Municipals	—	—	10,994	406	10,994	406
Corporates	—	—	3,730	372	3,730	372

Total	$966	$20	$50,746	$2,822	$51,712	$2,842

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

Note 7 – Securities (continued)

At June 30, 2019, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of June 30, 2019, the Bank owned 33 securities in an unrealized loss position that were being evaluated for other than temporary impairment. Five of these securities were S&P rated AAA, 26 were rated AA, one was rated A, and one was rated BBB+. As of June 30, 2019, 21 of these securities were direct obligations of the U.S. government or government sponsored entities, eight were municipal issues, and four were investments in domestic corporate issued securities.

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

There were no gross gains or gross losses on sales of available-for-sale securities during the three and six month periods ended June 30, 2019 and 2018. There were no sales of held-to-maturity securities during the three and six month periods ended June 30, 2019 and 2018.

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

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three and six months ended June 30, 2019 and 2018 was as follows (dollars in thousands):

Note 8 – Business Segments (continued)

Business Segments
	Community Banking	Mortgage	Total
Six months ended June 30, 2019
Net interest income	$12,282	$—	$12,282
Provision for loan losses	326	—	326

Net interest income after provision for loan losses	11,956	—	11,956
Noninterest income	1,112	1,766	2,878
Noninterest expenses	10,247	1,327	11,574

Income before income taxes	2,821	439	3,260
Income tax expense	557	92	649

Net income	$2,264	$347	$2,611

Total assets	$685,516	$4,579	$690,095

Six months ended June 30, 2018
Net interest income	$11,134	$—	$11,134
Provision for loan losses	337	—	337

Net interest income after provision for loan losses	10,797	—	10,797
Noninterest income	1,132	1,495	2,627
Noninterest expenses	9,207	1,196	10,403

Income before income taxes	2,722	299	3,021
Income tax expense	546	52	598

Net income	$2,176	$247	$2,423

Total assets	$649,809	$6,057	$655,866

	Community Banking	Mortgage	Total
Three months ended June 30, 2019
Net interest income	$6,152	$—	$6,152
Provision for loan losses	116	—	116

Net interest income after provision for loan losses	6,036	—	6,036
Noninterest income	584	1,075	1,659
Noninterest expenses	5,222	753	5,975

Income before income taxes	1,398	322	1,720
Income tax expense	276	67	343

Net income	$1,122	$255	$1,377

Total assets	$685,516	$4,579	$690,095

Three months ended June 30, 2018
Net interest income	$5,803	$—	$5,803
Provision for loan losses	315	—	315

Net interest income after provision for loan losses	5,488	—	5,488
Noninterest income	566	875	1,441
Noninterest expenses	4,603	703	5,306

Income before income taxes	1,451	172	1,623
Income tax expense	298	25	323

Net income	$1,153	$147	$1,300

Total assets	$649,809	$6,057	$655,866

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

Loan
Segments:	Loan Classes:

Commercial		Commercial and industrial loans

Commercial real estate		Commercial mortgages – owner occupied

Commercial mortgages – non-owner occupied

Commercial construction

Consumer		Consumer unsecured

Consumer secured

Residential		Residential mortgages

Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	June 30, 2019	December 31, 2018
Commercial	$106,178	$92,877
Commercial real estate	298,163	289,171
Consumer	83,314	86,191
Residential	69,043	66,358

Total loans (1)	556,698	534,597
Less allowance for loan losses	4,724	4,581

Net loans	$551,974	$530,016

(1)	Includes net deferred costs and premiums of $409 and $457 as of June 30, 2019 and December 31, 2018, respectively.

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

Note 9 – Loans, allowance for loan losses and OREO (continued)

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

Note 9 – Loans, allowance for loan losses and OREO (continued)

Loans on Non-Accrual Status

(dollars in thousands)

	As of
	June 30, 2019	December 31, 2018
Commercial	$957	$973
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	421	317
Commercial Mortgages-Non-Owner Occupied	557	173
Commercial Construction	—	—
Consumer
Consumer Unsecured	—	—
Consumer Secured	54	84
Residential:
Residential Mortgages	1,496	1,391
Residential Consumer Construction	—	—

Totals	$3,485	$2,939

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank which was acquired through purchase at foreclosure or from the borrower through a deed in lieu of foreclosure. OREO decreased to $2,413 on June 30, 2019 from $2,430 on December 31, 2018. The following table represents the changes in OREO balance during the six months ended June 30, 2019 and year ended December 31, 2018.

OREO Changes

(dollars in thousands)

	Six months ended June 30, 2019	Year ended December 31, 2018
Balance at the beginning of the year (net)	$2,430	$2,650
Transfers from loans	460	850
Capitalized costs	—	—
Valuation adjustments	(115)	(185)
Sales proceeds	(349)	(846)
Loss on disposition	(13)	(39)

Balance at the end of the period (net)	$2,413	$2,430

At June 30, 2019 and December 31, 2018, the Company had no consumer mortgage loans secured by residential real estate for which foreclosure was in process. The Company held two residential real estate properties carried on the books in other real estate owned at a value of $228 as of June 30, 2019 and four residential real estate properties carried on the books at a value of $156 in other real estate owned as of December 31, 2018.

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the Six Months Ended June 30, 2019
2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$1,409	$1,938	$—	$1,420	$20
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,492	2,681	—	2,453	92
Commercial Mortgage Non-Owner Occupied	557	570	—	344	15
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	84	84	—	86	3
Residential
Residential Mortgages	1,928	2,004	—	1,902	39
Residential Consumer Construction	—	—	—	—	—
With An Allowance Recorded:
Commercial	$9	$9	$9	$20	$—
Commercial Real Estate
Commercial Mortgages-Owner Occupied	19	19	19	29	1
Commercial Mortgage Non-Owner Occupied	16	16	9	53	1
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	1	—
Consumer Secured	—	—	—	53	—
Residential
Residential Mortgages	302	319	48	339	7
Residential Consumer Construction	—	—	—	—	—
Totals:
Commercial	$1,418	$1,947	$9	$1,440	$20
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,511	2,700	19	2,482	93
Commercial Mortgage Non-Owner Occupied	573	586	9	397	16
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	1	—
Consumer Secured	84	84	—	139	3
Residential
Residential Mortgages	2,230	2,323	48	2,241	46
Residential Consumer Construction	—	—	—	—	—

	$6,816	$7,640	$85	$6,700	$178

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2018
2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$1,430	$1,922	$—	$1,178	$24
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,414	2,511	—	2,421	167
Commercial Mortgage Non-Owner Occupied	131	132	—	403	8
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	88	88	—	184	6
Residential
Residential Mortgages	1,876	1,953	—	1,728	89
Residential Consumer Construction	—	—	—	—	—
With An Allowance Recorded:
Commercial	$31	$31	$15	$174	$3
Commercial Real Estate
Commercial Mortgages-Owner Occupied	39	132	36	352	3
Commercial Mortgage Non-Owner Occupied	90	90	20	82	6
Commercial Construction	—	—	—	85	—
Consumer
Consumer Unsecured	1	1	1	2	—
Consumer Secured	105	105	105	266	7
Residential
Residential Mortgages	375	390	61	263	11
Residential Consumer Construction	—	—	—	—	—
Totals:
Commercial	$1,461	$1,953	$15	$1,352	$27
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,453	2,643	36	2,773	170
Commercial Mortgage Non-Owner Occupied	221	222	20	485	14
Commercial Construction	—	—	—	85	—
Consumer
Consumer Unsecured	1	1	1	2	—
Consumer Secured	193	193	105	450	13
Residential
Residential Mortgages	2,251	2,343	61	1,991	100
Residential Consumer Construction	—	—	—	—	—

	$6,580	$7,355	$238	$7,138	$324

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Six Months Ended June 30, 2019
2019	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$1,136	$1,831	$956	$658	$4,581
Charge-offs	(24)	(6)	(168)	(21)	(219)
Recoveries	2	5	26	3	36
Provision	280	(2)	21	27	326

Ending Balance	$1,394	$1,828	$835	$667	$4,724

Ending Balance: Individually evaluated for impairment	$9	$28	$—	$48	$85

Ending Balance: Collectively evaluated for impairment	1,385	1,800	835	619	4,639

Totals:	$1,394	$1,828	$835	$667	$4,724

Loans:
Ending Balance: Individually evaluated for impairment	$1,418	$3,084	$84	$2,230	$6,816

Ending Balance: Collectively evaluated for impairment	104,760	295,079	83,230	66,813	549,882

Totals:	$106,178	$298,163	$83,314	$69,043	$556,698

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Year Ended December 31, 2018
2018	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$1,264	$1,738	$1,172	$578	$4,752
Charge-offs	(395)	(230)	(405)	(34)	(1,064)
Recoveries	113	4	60	—	177
Provision	154	319	129	114	716

Ending Balance	$1,136	$1,831	$956	$658	$4,581

Ending Balance: Individually evaluated for impairment	$15	$56	$106	$61	$238

Ending Balance: Collectively evaluated for impairment	1,121	1,775	850	597	4,343

Totals:	$1,136	$1,831	$956	$658	$4,581

Loans:
Ending Balance: Individually evaluated for impairment	$1,461	$2,674	$194	$2,251	$6,580

Ending Balance: Collectively evaluated for impairment	91,416	286,497	85,997	64,107	528,017

Totals:	$92,877	$289,171	$86,191	$66,358	$534,597

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Loans as of
	June 30, 2019
	(dollars in thousands)
2019	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$87	$78	$214	$379	$105,799	$106,178	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	503	125	289	917	100,339	101,256	—
Commercial Mortgages-Non-Owner Occupied	143	—	431	574	177,122	177,696	—
Commercial Construction	—	—	—	—	19,211	19,211	—
Consumer:
Consumer Unsecured	80	1	—	81	8,593	8,674	—
Consumer Secured	307	47	—	354	74,286	74,640	—
Residential:
Residential Mortgages	1,721	244	419	2,384	55,209	57,593	—
Residential Consumer Construction	—	—	—	—	11,450	11,450	—

Total	$2,841	$495	$1,353	$4,689	$552,009	$556,698	$—

	Age Analysis of Past Due Loans as of
	December 31, 2018
	(dollars in thousands)
2018	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$54	$56	$220	$330	$92,547	$92,877	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	209	—	307	516	97,910	98,426	—
Commercial Mortgages-Non-Owner Occupied	149	468	—	617	174,657	175,274	—
Commercial Construction	—	—	—	—	15,471	15,471	—
Consumer:
Consumer Unsecured	8	1	—	9	8,745	8,754	—
Consumer Secured	369	44	—	413	77,024	77,437	—
Residential:
Residential Mortgages	882	164	567	1,613	56,559	58,172	—
Residential Consumer Construction	—	—	—	—	8,186	8,186	—

Total	$1,671	$733	$1,094	$3,498	$531,099	$534,597	$—

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Credit Quality Information - by Class
	June 30, 2019
	(dollars in thousands)
2019	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$99,842	$270	$4,603	$1,463	$—	$106,178
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	89,994	458	8,292	2,512	—	101,256
Commercial Mortgages-Non-Owner Occupied	174,461	2,158	415	662	—	177,696
Commercial Construction	18,921	290	—	—	—	19,211
Consumer
Consumer Unsecured	8,674	—	—	—	—	8,674
Consumer Secured	74,391	53	—	196	—	74,640
Residential:
Residential Mortgages	54,298	893	—	2,402	—	57,593
Residential Consumer Construction	11,309	141	—	—	—	11,450

Totals	$531,890	$4,263	$13,310	$7,235	$—	$556,698

	Credit Quality Information - by Class
	December 31, 2018
	(dollars in thousands)
2018	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$90,142	$818	$374	$1,543	$—	$92,877
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	90,995	1,461	3,517	2,453	—	98,426
Commercial Mortgages-Non -Owner Occupied	172,342	2,285	332	315	—	175,274
Commercial Construction	14,892	579	—	—	—	15,471
Consumer
Consumer Unsecured	8,747	—	6	1	—	8,754
Consumer Secured	77,092	—	88	257	—	77,437
Residential:
Residential Mortgages	55,336	334	—	2,502	—	58,172
Residential Consumer Construction	8,186	—	—	—	—	8,186

Totals	$517,732	$5,477	$4,317	$7,071	$—	$534,597

Note 9 – Loans, allowance for loan losses and OREO (continued)

Troubled Debt Restructurings (TDR)

There were no loan modifications that would have been classified as TDRs during the three and six months ended June 30, 2019 and 2018.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three and six months ended June 30, 2019 and 2018.

At June 30, 2019 and December 31, 2018, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

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

Note 11 – Recent accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Based on FASB’s July 17, 2019 meeting, an exposure draft is expected that, once finalized, could change implementation dates for many companies. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company has been in discussions with its core processor to coordinate its plans for implementation and has contracted with an additional vendor to begin implementation.

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

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various TRG Meetings. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-04 will have on its consolidated financial statements.

Note 11 – Recent accounting pronouncements (continued)

In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.” The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently measure those instruments at fair value with changes in fair value flowing through earnings. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the balance sheet. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-05 will have on its consolidated financial statements.

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

The Bank is a Virginia banking corporation headquartered in Lynchburg, Virginia. The Bank was incorporated under the laws of the Commonwealth of Virginia as a state-chartered bank in 1998 and began banking operations in July 1999. The Bank was organized to engage in general retail and commercial banking business. The Bank is a community-oriented financial institution that provides varied banking services to individuals, small and medium-sized businesses, and professional concerns. Historically, our primary market area has been the Central Virginia, Region 2000 area, which encompasses the seven jurisdictions of the Town of Altavista, Amherst County, Appomattox County, the Town of Bedford, Bedford County, Campbell County, and the City of Lynchburg. Recently the Bank has begun to expand to other areas in Virginia, specifically Roanoke, Charlottesville, Harrisonburg, Blacksburg, and Lexington. The Bank strives to provide its customers with products comparable to statewide regional banks located in its market area, while maintaining the prompt response time and level of service of a community bank. Management believes this operating strategy has particular appeal in the Bank’s market areas.

The Bank’s principal office is located at 828 Main Street, Lynchburg, Virginia 24504 and its telephone number is (434) 846-2000. The Bank also maintains a website at www.bankofthejames.bank.

Our operating results depend primarily upon the Bank’s net interest income, which is determined by the difference between (i) interest and dividend income on earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. The Bank’s net income also is affected by its provision for loan losses, as well as the level of its non-interest income, including gains on sales of loans held for sale and service charges, and its non-interest expenses, including salaries and employee benefits, occupancy expense, data processing expenses, Federal Deposit Insurance Corporation premiums, expense in complying with the Sarbanes-Oxley Act of 2002, miscellaneous other expenses, franchise taxes, and income taxes.

The Bank intends to enhance its profitability by increasing its market share in our service areas, providing additional services to its customers, and controlling costs.

The Bank services its banking customers through the following locations in Virginia:

Full-Service Branches

•	The main office located at 828 Main Street in Lynchburg (the “Main Street Office”),

•	A branch located at 5204 Fort Avenue in Lynchburg (the “Fort Avenue Branch”),

•	A branch located at 4698 South Amherst Highway in Amherst County (the “Madison Heights Branch”),

•	A branch located at 17000 Forest Road in Forest (the “Forest Branch”),

•	A branch located at 4935 Boonsboro Road, Suites C and D in Lynchburg (the “Boonsboro Branch”),

•	A branch located at 164 South Main Street, Amherst, Virginia (the “Amherst Branch”),

•	A branch located at 1405 Ole Dominion Boulevard in the Town of Bedford, Virginia, located off of Independence Boulevard (the “Bedford Branch”),

•	A branch located at 1110 Main Street, Altavista, Virginia (the “Altavista Branch”),

•	A branch located at 1391 South High Street, Harrisonburg, VA (the “Harrisonburg Branch”),

•	A branch located at 1745 Confederate Blvd, Appomattox, VA (the “Appomattox Branch”),

•	A branch located at 225 Merchant Walk Avenue, Charlottesville, VA (the “5th Street Station Branch”), and

•	A branch located at 3562 Electric Road, Roanoke, VA (the “Roanoke Branch”).

•	A branch located at 45 South Main St., Lexington, VA (the “Lexington Branch”)

•	A branch located at 550 Water St., Charlottesville, VA (the “Water Street Branch”)

•	A branch located at 2101 Electric Rd, Roanoke, VA (the “Oak Grove Branch”)

Limited Service Branches

•	Westminster-Canterbury facilities located at 501 VES Road, Lynchburg, Virginia,

•	Westminster-Canterbury facilities located at 250 Pantops Mountain Road, Charlottesville, Virginia,

Loan Production Offices

•	Residential mortgage loan production office located at the Forest Branch,

•	Residential mortgage loan production office located at 2001 South Main Street, Blacksburg, Virginia,

•	Commercial, consumer and mortgage loan production office located at the Water Street Branch.

The Investment division and the Insurance business operate primarily out of offices located at the Main Street Office.

The Bank recently closed its location formerly located at 615 Church Street, Lynchburg, Virginia and is consolidating its operations into an expanded Main Street Office.

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

June 30, 2019 (in thousands)
Commitments to extend credit	$126,776
Letters of Credit	2,924

Total	$129,700

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of June 30, 2019 and December 31, 2018 and the results of operations of Financial for the three and six-month periods ended June 30, 2019 and 2018. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

June 30, 2019 as Compared to December 31, 2018

Total assets were $690,095,000 on June 30, 2019 compared with $674,897,000 at December 31, 2018, an increase of 2.25%. The increase in total assets was funded from the growth in deposits. In addition, total assets increased because of an increase in right of use assets pursuant to ASC 842, which is discussed in the Note 6 to the Financial Statements filed herewith.

Total deposits increased slightly from $612,043,000 as of December 31, 2018 to $617,184,000 on June 30, 2019, an increase of 0.84%. The increase resulted in large part from increases in NOW, money market, and savings accounts, and was partially offset by a decreases in non-interest-bearing demand deposits and time deposits. Noninterest bearing demand deposits decreased slightly from $91,356,000 on December 31, 2018 to $88,897,000 on June 30, 2019. Time deposits decreased slightly from $189,389,000 on December 31, 2018 to $185,903,000 on June 30, 2019. This decrease in time deposits was primarily due to management’s decision to use surplus cash to pay back a $10,044,000 brokered certificate of deposit.

Total loans, excluding loans held for sale, increased to $556,698,000 on June 30, 2019 from $534,597,000 on December 31, 2018. Loans, excluding loans held for sale and net of deferred fees and costs and the allowance for loan losses, increased to $551,974,000 on June 30, 2019 from $530,016,000 on December 31, 2018, an increase of 4.14%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	June 30, 2019		December 31, 2018
	Amount	Percentage	Amount	Percentage
Commercial	$106,178	19.07%	$92,877	17.37%
Commercial Real Estate	298,163	53.56%	289,171	54.10%
Consumer	83,314	14.97%	86,191	16.12%
Residential	69,043	12.40%	66,358	12.41%

Total loans	$556,698	100.00%	$534,597	100.00%

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned (“OREO”) increased to $5,898,000 on June 30, 2019 from $5,369,000 on December 31, 2018. OREO decreased to $2,413,000 on June 30, 2019 from $2,430,000 on December 31, 2018. This slight decrease was due in large part to a downward adjustment of the carrying value of certain OREO resulting from a change in appraised value and the Bank’s ability to sell OREO properties during the six months ended June 30, 2019 and was offset in part by new foreclosures during the period. Non-performing loans increased from $2,939,000 at December 31, 2018 to $3,485,000 at June 30, 2019. As discussed in more detail below under “Results of Operations—Allowance for Loan Losses,” management has provided for the anticipated losses on these loans in the allowance for loan losses. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for loan losses charged against earnings.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure or deeds in lieu of foreclosure. On December 31, 2018, the Bank was carrying ten OREO properties on its books at a value of $2,430,000. During the six months ended June 30, 2019, the Bank acquired 4 additional OREO properties and disposed of 4 OREO properties, and as of June 30, 2019 the Bank is carrying 10 OREO properties at a value of $2,413,000. The OREO properties are available for sale and are being actively marketed.

The Bank had loans in the amount of $418,000 at June 30, 2019 classified as performing Troubled Debt Restructurings (“TDRs”) as compared to $424,000 at December 31, 2018. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

Cash and cash equivalents decreased to $32,130,000 on June 30, 2019 from $50,325,000 on December 31, 2018. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). The decrease in cash and cash equivalents during the six months ended June 30, 2019 occurred primarily because a) the Bank funded loan growth with its cash and cash equivalents; and b) from the pay back of the $10,044,000 brokered certificate of deposit noted above. Cash and cash equivalents are subject to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts.

Securities held-to-maturity were flat, decreasing to $3,694,000 on , June 30, 2019 from $3,700,000 on December 31, 2018. This slight decrease is a result of normal amortization of premiums within the held-to-maturity portfolio.

Securities available-for-sale which are carried on the balance sheet at fair market value, increased to $53,818,000 on June 30, 2019, from $52,727,000 on December 31, 2018. The increase resulted from an increase in fair value related to a decrease in market interest rates. The increase in fair value was partially offset by a decrease from the normal amortization of premiums and principal payments on mortgage-backed securities in the available-for-sale portfolio. During the six months ended June 30, 2019 the Bank received $1,207,000 in proceeds from calls, maturities, and paydowns of securities available-for-sale. No proceeds were received from the sale of securities available-for-sale in the six months ended June 30, 2019. The Bank did not purchase any additional available-for-sale securities in during the same period.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $608,000 at June 30, 2019 as compared to $564,000 at December 31, 2018. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At June 30, 2019, Financial, on a consolidated basis, had liquid assets of $85,948,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, and available-for-sale investments. Of this amount, approximately $20,224,000 (representing current book value) of the available-for-sale securities are pledged as collateral with $11,819,000 pledged as security for public deposits, and $8,405,000 pledged as security on a line of credit the Bank may draw on from time to time to meet liquidity needs. This line of credit currently has a zero balance. Management believes that liquid assets were adequate at June 30, 2019. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, if additional liquidity is needed, the Bank has the ability to purchase federal funds on the open market, borrow from the FHLBA using loans or investments within the Bank’s portfolio as collateral, and to borrow from the Federal Reserve Bank’s discount window.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material negative impact on Financial’s short-term or long-term liquidity. Based in part on recent loan growth, the Bank is monitoring liquidity to ensure it is able to fund future loans.

At June 30, 2019, the Bank had a leverage ratio of approximately 9.29%, a Tier 1 risk-based capital ratio and a CET1 ratio of approximately 10.87% and a total risk-based capital ratio of approximately 11.67%. As of June 30, 2019 and December 31, 2018 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of June 30, 2019 and December 31, 2018:

Bank Level Only Capital Ratios

	June 30,	December 31,
Analysis of Capital (in 000’s)	2019	2018
Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	22,325	22,325
Retained earnings	37,997	35,985

Total Tier 1 capital	$64,064	$62,052

Tier 2 capital
Allowance for loan losses	$4,724	$4,581
Total Tier 2 capital:	$4,724	$4,581

Total risk-based capital	$68,788	$66,633

Risk weighted assets	$589,502	$564,184
Average total assets	$689,917	$670,879

	Actual		Regulatory Benchmarks
			For Capital	For Well
	June 30,	December 31,	Adequacy	Capitalized
	2019	2018	Purposes (1)	Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.29%	9.25%	4.000%	5.000%
Common Equity Tier 1 capital	10.87%	11.00%	7.000%	6.500%
Tier 1 risk-based capital ratio	10.87%	11.00%	8.500%	8.000%
Total risk-based capital ratio	11.67%	11.81%	10.500%	10.000%

(1)	Includes the capital conservation buffer of 2.50% for all ratios, excluding the Tier 1 capital to average total assets ratio.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $3,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis at June 30, 2019 would be slightly lower than those of the Bank because proceeds from the sale of the capital notes were contributed to the Bank and counted as equity at the Bank level.

In July 2013, the Federal Reserve Board approved a final rule establishing a regulatory capital framework for smaller, less complex financial institutions. The rule was fully implemented on January 1, 2019 and implemented a capital conservation buffer of 2.5%. As result, the Bank is requited to have a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 7.0% (inclusive of the capital conservation buffer) and a Tier 1 capital ratio of 8.5% (inclusive of the capital conservation buffer). The capital conservation buffer will limit capital distributions, stock redemptions, and certain discretionary bonuses. Failure to maintain the capital conservation buffer will limit the ability of the Bank and Financial to pay dividends, repurchase shares or pay discretionary bonuses. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

Earnings Summary

Financial had net income including all operating segments of $1,377,000 and $2,611,000 for the three and six months ended June 30, 2019, compared to $1,300,000 and $2,423,000 for the comparable periods in 2018. Basic and diluted earnings per common share for the three and six months ended June 30, 2019 was $0.31 and $0.60, compared to basic and diluted earnings per share of $0.30 and $0.55 for the three and six months ended June 30, 2018.

The increase in net income for the three and six months ended June 30, 2019, as compared to the prior year was due primarily to an increase in interest income and non-interest income and was partially offset by an increase in interest expense and non-interest expense. Non-interest expense increased in large part because of the Bank’s continued emphasis on growth in Charlottesville, Harrisonburg, Roanoke, and, most recently, Lexington. These efforts resulted primarily in increases in personnel, occupancy, equipment, marketing, credit expense, and other outside expenses.

These operating results represent an annualized return on average stockholders’ equity of 9.47% and 9.11% for the three and six months ended June 30, 2019, compared with 9.67% and 9.15% for the three and six months ended June 30, 2018. This decrease for the three and six months ended June 30, 2019 was due to an increase in total average equity resulting from an increase in the market value of the securities available-for-sale portfolio. The increase in the market value of the securities-available-for sale portfolio resulted from a decrease in market interest rates. The increase for the six months ended June 30, 2019 was direct result of the increase in net income as compared to the comparable period in 2018. The Company had an annualized return on average assets of 0.80% and 0.77% for the three and six months ended June 30, 2019 compared with 0.79% and 0.76% for the same periods in 2018. The increase for the three and six months ended June 30, 2019 largely resulted from an increase in net income.

See “Non-Interest Income” below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

Interest income increased to $7,390,000 and $14,624,000 for the three and six months ended June 30, 2019 from $6,725,000 and $12,880,000 for the same periods in 2018, increases of 9.89% and 13.54%, respectively. Interest income increased because of increased balances in the loan portfolio and an increase in loan yields. The average rate received on loans increased from 4.72% and 4.66% to 4.97% and 4.98% for the three and six months ended June 30, 2019 from the comparable period in 2018. The rate on total average earning assets increased for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 primarily because an increase in the rates paid by borrowers on loans.

Interest expense increased to $1,238,000 and $2,342,000 for the three and six months ended June 30, 2019 from $922,000 and $1,746,000 for the same periods in 2018, increases of 34.27% and 34.14%, respectively. The increase in interest expense resulted primarily from increases in the rates paid on and balances of deposits. The Bank’s average rate paid on interest bearing deposits was 0.90% and 0.86% during the three and six months ended June 30, 2019 as compared to 0.69% and 0.70% for the same periods in 2018.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and six months ended June 30, 2019 was $6,152,000 and $12,282,000 as compared to $5,803,000 and $11,134,000 for the same periods in 2018, increases of 6.01% and 10.31%. The increases in net interest income for the three and six months ended June 30, 2019 as compared with the comparable period in 2018 primarily is attributable to the increase in interest income resulting from increased loan balances and increases in short term rates by the FOMC over the course of 2018. The net interest margin was 3.82% and 3.87% for the three and six months ended June 30, 2019 as compared with 3.74% and 3.69% for the same periods in 2018.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I below.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, gains on sales of mortgage loans held for sale, commissions on sales of investments and the Bank’s ownership interest in a title insurance agency. Non-interest income increased to $1,659,000 and $2,878,000 for the three and six months ended June 30, 2019 from $1,441,000 and $2,627,000 for the three and six months ended June 30, 2018.

This increase for the three and six months ended June 30, 2019 as compared to the same period last year was due primarily due to an increase in gains on sales of loans held for sale from $873,000 and $1,493,000 for the three and six months ended June 30, 2018 to $1,075,000 and $1,766,000 for the same periods ended June 30, 2019.

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

Purchase mortgage originations totaled $37,551,000 and $48,774,000, or 87.69% and 72.47%, respectively, of the total mortgage loans originated in the three and six months ended June 30, 2019 as compared to $25,400,000 and $41,485,000, or 76.14% and 70.91%, respectively of the total mortgage loans originated in the same periods in 2018. Management anticipates that in the short term purchase mortgage originations will continue to represent a majority of mortgage originations as they have in the recent past. However, management also believes that a recent further decrease in long term market interest rates could trigger increased refinancing activity.

Despite slight decreases in the first six months of 2019, Management anticipates that residential mortgage rates will remain flat or trend slightly upward during the remainder of 2019. Management expects that the Mortgage division’s reputation in Region 2000, steady residential real estate inventory and the recent hiring of additional mortgage loan originators in Roanoke, Harrisonburg and Charlottesville, and Blacksburg, will result in strong mortgage originations through the remainder of 2019. In addition, Management believes that regulatory pressure may result in a decreased number of competitors to the Mortgage division and this could result in an increase in market share. Management also believes that in the event that interest rates rise, revenue from the mortgage segment could be under pressure.

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

Non-Interest Expense

Non-interest expense for the three and six months ended June 30, 2019 increased to $5,975,000 and $11,574,000 from $5,306,000 and $10,403,000, increases of 12.61% and 11.26% from the comparable periods in 2018. This increase resulted from increases for personnel expense primarily related to the expansion into Lexington and Roanoke, as well as increases in occupancy, equipment, marketing and credit expense. Total personnel expense was $3,153,000 and $6,081,000 for the three and six-month periods ended June 30, 2019 as compared to $2,832,000 and $5,545,000 for the same periods in 2018.

Allowance and Provision for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The provision for the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon two components – specific impairment and general reserves. As discussed below, loans having a risk rating of 7 or below that are significantly past due, and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due as well as all TDRs, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, and loan performance measures. Based on the application of the loan loss calculation, the Bank provided $116,000 and $326,000 to the allowance for loan losses for the three and six-month periods ended June 30, 2019. This compares to a provision of $315,000 and $337,000 for the comparable periods in 2018, representing decreases of 63.17% and 3.26%, respectively.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for loan losses and constitute a realized loss. Charged-off loans were $86,000 and $219,000 for the three and six months ended June 30, 2019 as compared to $315,000 and $555,000 for the comparable periods in 2018. While a charged off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. In the three and six months ended June 30, 2019, the Bank had recoveries of charged-off loans of $21,000 and $36,000 as compared with $17,000 and $154,000 for the comparable periods in 2018.

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. As set forth in the tables below, the Bank’s allowance arising from the specific impairment evaluation as of June 30, 2019 decreased as compared to December 31, 2018.

As shown in the table below, the total balance in the allowance increased, from $4,581,000 as of December 31, 2018 to $4,724,000 on June 30, 2019. The allowance for loan losses as a percent of loans remained relatively flat at 0.85% as of June 30, 2019 and 0.86% as of December 31, 2018. Increased loan balances during the three months led to an increase in the balance of the general reserve as of June 30, 2019 as compared to December 31, 2018, but this increase was offset primarily by a decrease in specific reserves and the allocation of updated historical loss rates when comparing the same periods. The allowance for loan losses as a percent of unimpaired loans decreased slightly to 0.86% as of June 30, 2019 from 0.87% as of December 31, 2018 due to an overall increase in total loan balances. The general reserve as a percentage of unimpaired loan balances increased slightly to 0.84% as of June 30, 2019 as compared to 0.82% as of December 31, 2018. This increase was primarily due to a slight increase in the rate of qualitative factors assessed in the general reserve based on management’s evaluation of those factors at June 30, 2019. Management believes that the current allowance for loan losses is adequate.

The following tables summarize the allowance activity for the periods indicated:

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands)
	As of and For the Six Months Ended June 30, 2019
2019	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$1,136	$1,831	$956	$658	$4,581
Charge-offs	(24)	(6)	(168)	(21)	(219)
Recoveries	2	5	26	3	36
Provision	280	(2)	21	27	326

Ending Balance	$1,394	$1,828	$835	$667	$4,724

Ending Balance: Individually evaluated for impairment	$9	$28	$—	$48	$85

Ending Balance: Collectively evaluated for impairment	1,385	1,800	835	619	4,639

Totals:	$1,394	$1,828	$835	$667	$4,724

Loans:
Ending Balance: Individually evaluated for impairment	$1,418	$3,084	$84	$2,230	$6,816

Ending Balance: Collectively evaluated for impairment	104,760	295,079	83,230	66,813	549,882

Totals:	$106,178	$298,163	$83,314	$69,043	$556,698

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands)
	As of and For the Year Ended December 31, 2018
2018	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$1,264	$1,738	$1,172	$578	$4,752
Charge-offs	(395)	(230)	(405)	(34)	(1,064)
Recoveries	113	4	60	—	177
Provision	154	319	129	114	716

Ending Balance	$1,136	$1,831	$956	$658	$4,581

Ending Balance: Individually evaluated for impairment	$15	$56	$106	$61	$238

Ending Balance: Collectively evaluated for impairment	1,121	1,775	850	597	4,343

Totals:	$1,136	$1,831	$956	$658	$4,581

Loans:
Ending Balance: Individually evaluated for impairment	$1,461	$2,674	$194	$2,251	$6,580

Ending Balance: Collectively evaluated for impairment	91,416	286,497	85,997	64,107	528,017

Totals:	$92,877	$289,171	$86,191	$66,358	$534,597

The following sets forth the reconciliation of the allowance for loan loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	2019	2018	2019	2018
Balance, beginning of period	$4,673	$4,671	$4,581	$4,752
Provision for loan losses	116	315	326	337
Loans charged off	(86)	(315)	(219)	(555)
Recoveries of loans charged off	21	17	36	154

Net (charge offs)	(65)	(298)	(183)	(401)

Balance, end of period	$4,724	$4,688	$4,724	$4,688

No nonaccrual loans were excluded from the impaired loan disclosures at June 30, 2019 and December 31, 2018. If interest on these loans had been accrued, such income cumulatively would have approximated $253,000 and $198,000 on June 30, 2019 and December 31, 2018, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

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

Income Taxes

For the three and six months ended June 30, 2019, Financial had an income tax expense of $343,000 and $649,000 as compared to $323,000 and $598,000 for the three and six months ended June 30, 2018. This represents an effective tax rate of 19.94% and 19.91% for the three and six months ended June 30, 2019 as compared with 19.90% and 19.79% for the three and six months ended June 30, 2018. Our effective rate was lower than the statutory corporate tax rate in all periods because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance and certain tax free municipal securities.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended June 30, 2019 and 2018

(dollars in thousands)

	2019			2018
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$546,859	$6,780	4.97%	$523,634	$6,158	4.72%
Loans held for sale	3,948	36	3.66%	3,706	37	4.00%
Fed funds sold	20,263	122	2.41%	20,432	92	1.81%
Interest bearing bank balances	14,626	74	2.03%	12,595	56	1.78%
Securities (3)	58,214	345	2.38%	60,959	359	2.36%
Federal agency equities	1,386	33	9.55%	1,514	23	6.09%
CBB equity	116	—	—	116	—	—

Total earning assets	645,406	7,390	4.59%	622,956	6,725	4.33%

Allowance for loan losses	(4,691)			(4,662)
Non-earning assets	49,922			42,284

Total assets	$690,637			$660,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$246,051	$307	0.50%	$210,539	$189	0.36%
Savings	93,274	55	0.24%	103,065	42	0.16%
Time deposits	191,039	826	1.73%	182,790	625	1.37%

Total interest bearing deposits	530,364	1,188	0.90%	496,394	856	0.69%
Other borrowed funds
FHLB borrowings	—	—	—	3,187	16	2.01%
Capital Notes	5,000	50	4.00%	5,000	50	4.00%

Total interest-bearing liabilities	535,364	1,238	0.93%	504,581	922	0.73%

Non-interest bearing deposits	92,026			100,985
Other liabilities	4,952			1,099

Total liabilities	632,342			606,665
Stockholders’ equity	58,295			53,913

Total liabilities and Stockholders’ equity	$690,637			$660,578

Net interest income		$6,152			$5,803

Net interest margin			3.82%			3.74%

Interest spread			3.66%			3.60%

(1)	Net accretion or amortization of deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)

The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities. Assumed income tax rates of 21% were used for the second quarter of 2019 and 2018.

Net Interest Margin Analysis

Average Balance Sheets

For the Six Months Ended June 30, 2019 and 2018

(dollars in thousands)

	2019			2018
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$542,420	$13,402	4.98%	$510,479	$11,807	4.66%
Loans held for sale	2,981	68	4.60%	3,076	62	4.06%
Federal funds sold	20,444	243	2.40%	19,474	159	1.65%
Interest bearing bank balances	14,411	165	2.31%	12,071	91	1.52%
Securities (3)	58,624	695	2.39%	61,811	730	2.38%
Federal agency equities	1,366	51	7.53%	1,458	31	4.29%
CBB equity	116	—	—	116	—	—

Total earning assets	640,362	14,624	4.61%	608,485	12,880	4.27%

Allowance for loan losses	(4,657)			(4,685)
Non-earning assets	48,714			41,490

Total assets	$684,419			$645,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$239,583	$560	0.47%	$183,802	$326	0.36%
Savings	95,776	108	0.23%	103,274	97	0.19%
Time deposits	190,594	1,574	1.67%	182,780	1,206	1.33%

Total interest bearing deposits	525,953	2,242	0.86%	469,856	1,629	0.70%
Other borrowed funds
FHLB borrowings	—	—	—	1,713	17	2.00%
Capital Notes	5,000	100	4.00%	5,000	100	4.00%

Total interest-bearing liabilities	530,953	2,342	0.89%	476,569	1,746	0.74%

Non-interest bearing deposits	92,287			114,248
Other liabilities	3,370			1,090

Total liabilities	626,610			591,907
Stockholders’ equity	57,809			53,383

Total liabilities and Stockholders’ equity	$684,419			$645,290

Net interest income		$12,282			$11,134

Net interest margin			3.87%			3.69%

Interest spread			3.72%			3.53%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)

The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities. Assumed income tax rate of 21% was used for the first six months of 2019 and 2018.

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

There have been no significant changes during the quarter ended June 30, 2019, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2019

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2019

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 13, 2019

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2019 and 2018 (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2019 and 2018 (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three and six months ended June 30, 2019 and 2018; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: August 13, 2019	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President
(Principal Executive Officer)

Date: August 13, 2019	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2019

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2019

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 13, 2019

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2019 and 2018 (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2019 and 2018 (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three and six months ended June 30, 2019 and 2018; (vi) Notes to Unaudited Consolidated Financial Statements.