Form 10-Q
period 2019-09-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2019-11-08
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2019

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

Securities registered or to be registered pursuant to Section 12(b) of the Act

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,372,436 shares of Common Stock, par value $2.14 per share, were outstanding at November 8, 2019.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2019 unaudited)

	September 30,	December 31,
	2019	2018
Assets

Cash and due from banks	$27,315	$26,725
Federal funds sold	22,141	23,600

Total cash and cash equivalents	49,456	50,325

Securities held-to-maturity (fair value of $3,938 in 2019 and $3,515 in 2018)	3,690	3,700

Securities available-for-sale, at fair value	54,400	52,727
Restricted stock, at cost	1,506	1,462

Loans, net of allowance for loan losses of $4,773 in 2019 and $4,581 in 2018	551,005	530,016
Loans held for sale	5,630	1,670
Premises and equipment, net	16,578	13,426
Interest receivable	1,755	1,742
Cash value - bank owned life insurance	13,606	13,359
Other real estate owned	2,242	2,430
Income taxes receivable	83	1,102
Deferred tax asset, net	1,085	1,755
Other assets	7,078	1,183

Total assets	$708,114	$674,897

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$90,426	$91,356
NOW, money market and savings	350,885	331,298
Time	191,722	189,389

Total deposits	633,033	612,043

Capital notes	5,000	5,000
Interest payable	167	127
Other liabilities	8,875	2,584

Total liabilities	$647,075	$619,754

Commitments and Contingencies
Stockholders’ equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,378,436 as of September 30, 2019 and December 31, 2018	9,370	9,370
Additional paid-in-capital	31,575	31,495
Retained earnings	19,817	16,521
Accumulated other comprehensive income (loss)	277	(2,243)

Total stockholders’ equity	$61,039	$55,143

Total liabilities and stockholders’ equity	$708,114	$674,897

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest Income
Loans	$7,080	$6,460	$20,550	$18,329
Securities
US Government and agency obligations	176	187	545	571
Mortgage backed securities	54	62	171	196
Municipals - taxable	77	81	237	243
Municipals - tax exempt	—	2	2	5
Dividends	9	9	60	40
Other (Corporates)	23	23	70	70
Interest bearing deposits	88	60	253	151
Federal Funds sold	89	96	332	255

Total interest income	7,596	6,980	22,220	19,860

Interest Expense
Deposits
NOW, money market savings	414	261	1,082	684
Time Deposits	926	679	2,500	1,885
FHLB borrowings	—	—	—	17
Finance leases	41	—	41	—
Capital notes	50	50	150	150

Total interest expense	1,431	990	3,773	2,736

Net interest income	6,165	5,990	18,447	17,124

Provision for loan losses	108	190	434	527

Net interest income after	6,057	5,800	18,013	16,597

Noninterest income
Gain on sales of loans held for sale	1,337	767	3,103	2,260
Service charges, fees and commissions	448	446	1,348	1,375
Increase in cash value of life insurance	81	86	248	256
Other	4	20	49	55
Gain on sales and calls of securities, net	291	—	291	—

Total noninterest income	2,161	1,319	5,039	3,946

Noninterest expenses
Salaries and employee benefits	3,356	2,853	9,437	8,398
Occupancy	414	388	1,252	1,143
Equipment	527	414	1,521	1,191
Supplies	163	124	467	413
Professional, data processing, and other outside expense	887	761	2,561	2,413
Marketing	228	165	649	492
Credit expense	195	140	478	377
Other real estate expenses	200	110	340	236
FDIC insurance expense	87	99	275	299
Other	316	310	967	805

Total noninterest expenses	6,373	5,364	17,947	15,767

Income before income taxes	1,845	1,755	5,105	4,776

Income tax expense	371	351	1,020	949

Net Income	$1,474	$1,404	$4,085	$3,827

Weighted average shares outstanding - basic	4,378,436	4,378,436	4,378,436	4,378,436

Weighted average shares outstanding - diluted	4,385,331	4,378,436	4,383,128	4,378,466

Earnings per common share - basic	$0.34	$0.32	$0.93	$0.87

Earnings per common share - diluted	$0.34	$0.32	$0.93	$0.87

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollar amounts in thousands) (unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Net Income	$1,474	$1,404	$4,085	$3,827

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	990	(693)	3,481	(2,009)
Tax effect	(208)	144	(731)	421
Reclassification adjustment for gains included in net income (1)	(291)	—	(291)	—
Tax effect (2)	61	—	61	—

Other comprehensive income (loss), net of tax	552	(549)	2,520	(1,588)

Comprehensive income	$2,026	$855	$6,605	$2,239

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(dollar amounts in thousands) (unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net Income	$4,085	$3,827

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	983	679
Stock based compensation expense	80	—
Net amortization and accretion of premiums and discounts on securities	298	312
(Gain) on sales of available-for-sale securities	(291)	—
(Gain) on sales of loans held for sale	(3,103)	(2,260)
Proceeds from sales of loans held for sale	114,119	89,949
Origination of loans held for sale	(114,976)	(87,592)
Provision for loan losses	434	527
Loss on sale of other real estate owned	13	39
Impairment of other real estate owned	286	160
(Increase) in cash value of life insurance	(248)	(256)
(Increase) in interest receivable	(13)	(163)
Decrease (increase) in other assets	234	(79)
Decrease in income taxes receivable	1,019	51
Increase in interest payable	40	20
(Decrease) increase in other liabilities	(1)	671

Net cash provided by operating activities	$2,959	$5,885

Cash flows from investing activities
Proceeds from calls of securities held-to-maturity	$—	$2,000
Purchases of securities available-for-sale	(6,369)	(998)
Proceeds from maturities, calls and paydowns of securities available-for-sale	1,462	1,666
Proceeds from sale of securities available-for-sale	6,427	—
(Purchase) redemption of Federal Home Loan Bank stock	(44)	43
Proceeds from sale of other real estate owned	349	846
Origination of loans, net of principal collected	(21,883)	(34,459)
Purchases of premises and equipment	(3,890)	(704)

Net cash (used in) investing activities	$(23,948)	$(31,606)

See accompanying notes to these consolidated financial statements

	2019	2018
Cash flows from financing activities
Net increase in deposits	$20,990	$39,954
Principal payments on finance lease obligations	(81)	—
Dividends paid to common stockholders	(789)	(787)

Net cash provided by financing activities	$20,120	$39,167

(Decrease) increase in cash and cash equivalents	(869)	13,446

Cash and cash equivalents at beginning of period	$50,325	$37,018

Cash and cash equivalents at end of period	$49,456	$50,464

Non cash transactions
Transfer of loans to other real estate owned	$460	$850
Fair value adjustment for securities available-for-sale	3,190	(2,009)
Lease liabilities arising from right-of-use assets	6,373	—

Cash transactions
Cash paid for interest	$3,733	$2,716
Cash paid for income taxes	—	975

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2019 and 2018

(dollars in thousands, except per share amounts) (unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	(Loss)	Total
Balance at December 31, 2017	4,378,436	$9,370	$31,495	$12,269	$(1,469)	$51,665

Net Income	—	—	—	1,123	—	1,123
Dividends paid on common stock ($0.06 per share)	—	—	—	(263)	—	(263)
Other comprehensive loss	—	—	—	—	(850)	(850)

Balance at March 31, 2018	4,378,436	$9,370	$31,495	$13,129	$(2,319)	$51,675

Net Income	—	—	—	1,300	—	1,300
Dividends paid on common stock ($0.06 per share)	—	—	—	(262)	—	(262)
Other comprehensive loss	—	—	—	—	(189)	(189)

Balance at June 30, 2018	4,378,436	$9,370	$31,495	$14,167	$(2,508)	$52,524

Net Income	—	—	—	1,404	—	1,404
Dividends paid on common stock ($0.06 per share)	—	—	—	(262)		(262)
Other comprehensive loss	—	—	—	—	(549)	(549)

Balance at September 30, 2018	4,378,436	$9,370	$31,495	$15,309	$(3,057)	$53,117

See accompanying notes to these consolidated financial statements

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2018	4,378,436	$9,370	$31,495	$16,521	$(2,243)	$55,143

Net Income	—	—	—	1,234	—	1,234
Dividends paid on common stock ($0.06 per share)	—	—	—	(263)	—	(263)
Stock-based compensation expense	—	—	27	—	—	27
Other comprehensive income	—	—	—	—	1,036	1,036

Balance at March 31, 2019	4,378,436	$9,370	$31,522	$17,492	$(1,207)	$57,177

Net Income	—	—	—	1,377	—	1,377
Dividends paid on common stock ($0.06 per share)	—	—	—	(263)	—	(263)
Stock-based compensation expense	—	—	26	—	—	26
Other comprehensive income	—	—	—	—	932	932

Balance at June 30, 2019	4,378,436	$9,370	$31,548	$18,606	$(275)	$59,249

Net Income	—	—	—	1,474	—	1,474
Dividends paid on common stock ($0.06 per share)	—	—	—	(263)	—	(263)
Stock-based compensation expense	—	—	27	—	—	27
Other comprehensive income	—	—	—	—	552	552

Balance at September 30, 2019	4,378,436	$9,370	$31,575	$19,817	$277	$61,039

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2018. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2018 included in Financial’s Annual Report on Form 10-K. Results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Certain immaterial reclassifications have been made to prior period balances to conform to the current period presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

The Company’s primary market area consists of the area commonly referred to as Region 2000 which encompasses the seven jurisdictions of the Town of Altavista, Amherst County, Appomattox County, the Town of Bedford, Bedford County, Campbell County, and the City of Lynchburg. Recently, the Company has expanded into Charlottesville, Roanoke, Blacksburg, Harrisonburg, and Lexington.

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

Note 3 – Earnings Per Common Share (EPS)

The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$1,474,000	$1,404,000	$4,085,000	$3,827,000

Weighted average number of shares	4,378,436	4,378,436	4,378,436	4,378,436
Restricted stock units/stock options affect of incremental shares	6,895	—	4,692	30

Weighted average diluted shares	4,385,331	4,378,436	4,383,128	4,378,466

Basic EPS (weighted avg shares)	$0.34	$0.32	$0.93	$0.87

Diluted EPS (Including incremental shares)	$0.34	$0.32	$0.93	$0.87

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

On January 2, 2019, the Company granted its first block of equity compensation under the 2018 Incentive Plan consisting of 24,500 restricted stock units. The recipients of restricted stock units do not receive shares of the Company’s stock immediately, but instead receive shares upon satisfying the requisite service period specified by the terms and conditions of the grant. Additionally, the recipients of restricted stock units do not enjoy the rights of holder of the Company’s common stock until the units have vested and as such, they do not have voting rights or rights to nonforfeitable dividends. The related compensation expense is based on the grant date fair value of the Company’s stock of $13.00 per share. Shares vest over 3 years in thirds with the first one-third vesting one year from the grant date. The total expense recognized for the three and nine months ended September 30, 2019, in connection with the restricted stock unit awards was approximately $27,000 and $80,000, respectively. There were no forfeitures during the three and nine month periods ending September 30, 2019.

At September 30, 2019, the unrecognized stock-based compensation expense related to unvested restricted stock awards amounted to approximately $239,000. The unrecognized expense will be recognized ratably over the remaining vesting period of 2.25 years. The Company accounts for forfeitures as they occur.

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

Note 5 – Fair Value Measurements (continued)

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

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period.

Note 5 – Fair Value Measurements (continued)

		Carrying Value at September 30, 2019 (in thousands)
Description	Balance as of September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$1,980	$—	$1,980	$—
US agency obligations	26,235	—	26,235	—
Mortgage-backed securities	10,808	—	10,808	—
Municipals	11,304	—	11,304	—
Corporates	4,073	—	4,073	—

Total available-for-sale securities	$54,400	$—	$54,400	$—

		Carrying Value at December 31, 2018 (in thousands)
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$1,845	$	$1,845	$
US agency obligations	23,267	—	23,267	—
Mortgage-backed securities	11,876	—	11,876	—
Municipals	12,009	—	12,009	—
Corporates	3,730	—	3,730	—

Total available-for-sale securities	$52,727	$—	$52,727	$—

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

Note 5 – Fair Value Measurements (continued)

Loans held for sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended September 30, 2019. Gains and losses on the sale of loans are recorded within gains on sales of loans held for sale, net on the Consolidated Statements of Income.

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

Note 5 – Fair Value Measurements (continued)

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period (in thousands):

		Carrying Value at September 30, 2019
Description	Balance as of September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$1,010	$—	$—	$1,010
Other real estate owned	2,242	—	—	2,242

*	Includes loans charged down to the net realizable value of the collateral.

		Carrying Value at December 31, 2018
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$1,587	$—	$—	$1,587
Other real estate owned	2,430	—	—	2,430

*	Includes loans charged down to the net realizable value of the collateral.

Note 5 – Fair Value Measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2019 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$1,010	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)

OREO	2,242	Discounted appraised value	Selling cost	0% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2018 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
Impaired loans	$1,587	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)

OREO	2,430	Discounted appraised value	Selling cost	0% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

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

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments and their placement in the fair value hierarchy at September 30, 2019 and December 31, 2018 was as follows (in thousands):

		Fair Value Measurements at September 30, 2019 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash and due from banks	$27,315	$27,315	$—	$—	$27,315
Fed funds sold	22,141	22,141	—	—	22,141
Securities
Available-for-sale	54,400	—	54,400	—	54,400
Held-to-maturity	3,690	—	3,938	—	3,938
Restricted stock	1,506		1,506	—	1,506
Loans, net (1)	551,005	—	—	551,540	551,540
Loans held for sale	5,630	—	5,630	—	5,630
Interest receivable	1,755	—	1,755	—	1,755
BOLI	13,606	—	13,606	—	13,606

Liabilities
Deposits	$633,033	$—	$634,750	$—	$634,750
Capital notes	5,000	—	4,773	—	4,773
Interest payable	167	—	167	—	167

		Fair Value Measurements at December 31, 2018 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash and due from banks	$26,725	$26,725	$—	$—	$26,725
Fed funds sold	23,600	23,600			23,600
Securities
Available-for-sale	52,727	—	52,727	—	52,727
Held-to-maturity	3,700	—	3,515	—	3,515
Restricted stock	1,462	—	1,462		1,462
Loans, net (1)	530,016	—	—	522,782	522,782
Loans held for sale	1,670	—	1,670	—	1,670
Interest receivable	1,742	—	1,742	—	1,742
BOLI	13,359	—	13,359	—	13,359

Liabilities
Deposits	$612,043	$—	$612,532	$—	$612,532
Capital notes	5,000	—	4,710		4,710
Interest payable	127	—	127	—	127

(1)	Carrying amount is net of unearned income and the Allowance.

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

Note 6 – Leases (continued)

The following tables present information about the Company’s operating leases:

(Dollars in thousands)	September 30, 2019
Lease liabilities	$1,557
Right-of-use assets	$1,544
Weighted average remaining lease term	14.8 years
Weighted average discount rate	3.39%

The following tables present information about the Company’s finance leases:

(Dollars in thousands)	September 30, 2019
Lease liabilities	$4,492
Right-of-use assets	$4,420
Weighted average remaining lease term	11.3 years
Weighted average discount rate	2.70%

Lease cost (in thousands)	For the Three Months Ended September 30, 2019
Operating lease cost	$147
Finance lease cost:
Amortization of right-of-use assets	138
Interest on lease liabilities	41

Total lease cost	$326

Cash paid for amounts included in the measurement of operating lease liabilities	$240

Cash paid for amounts included in the measurement of finance lease liabilities	$106

Lease cost (in thousands)	For the Nine Months Ended September 30, 2019
Operating lease cost	$433
Finance lease cost:
Amortization of right-of-use assets	138
Interest on lease liabilities	41

Total lease cost	$612

Cash paid for amounts included in the measurement of operating lease liabilities	$518

Cash paid for amounts included in the measurement of finance lease liabilities	$106

Note 6 – Leases (continued)

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total of lease liabilities is as follows:

	Operating Lease	Finance Lease
	Liabilities	Liabilities
	As of	As of
Lease payments due (in thousands)	September 30, 2019	September 30, 2019
Three months ending December 31, 2019	$45	$101
Twelve months ending December 31, 2020	184	445
Twelve months ending December 31, 2021	111	454
Twelve months ending December 31, 2022	110	454
Twelve months ending December 31, 2023	110	454
Twelve months ending December 31, 2024	110	479
Thereafter	1,352	2,881

Total undiscounted cash flows	$2,022	$5,268

Discount	(465)	(776)

Lease liabilities	$1,557	$4,492

Note 7 – Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of September 30, 2019 and December 31, 2018 (amounts in thousands):

	September 30, 2019
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$3,690	$248	$—	$3, 938

Available-for-Sale
US Treasuries	1,964	16	—	1,980
US agency obligations	25,963	374	(102)	26,235
Mortgage-backed securities	10,887	40	(119)	10,808
Municipals	11,145	167	(8)	11,304
Corporates	4,090	28	(45)	4,073

	$54,049	$625	$(274)	$54,400

	December 31, 2018
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$3,700	$3	$(185)	$3,515

Available-for-Sale
US Treasuries	1,961	—	(116)	1,845
US agency obligations	24,701	—	(1,434)	23,267
Mortgage-backed securities	12,390	—	(514)	11,876
Municipals	12,412	3	(406)	12,009
Corporates	4,102	—	(372)	3,730

	$55,566	$3	$(2,842)	$52,727

Note 7 – Securities (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2019 and December 31, 2018 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2019	Value	Losses	Value	Losses	Value	Losses
Description of securities
Held-to-maturity
US agency obligations	$—	$—	$—	$—	$—	$—

Available-for-sale
US Treasuries	—	—	—	—	—	—
US agency obligations	5,252	54	10,990	48	16,242	102
Mortgage-backed securities	—	—	9,078	119	9,078	119
Municipals	—	—	1,332	8	1,332	8
Corporates	—	—	2,024	45	2,024	45

Total	$5,252	$54	$23,424	$220	$28,676	$274

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
Description of securities
Held-to-maturity
US agency obligations	$—	$—	$3,515	$185	$3,515	$185

Available-for-sale
US Treasuries	—	—	1,845	116	1,845	116
US agency obligations	—	—	23,267	1,434	23,267	1,434
Mortgage-backed securities	966	20	10,910	494	11,876	514
Municipals	—	—	10,994	406	10,994	406
Corporates	—	—	3,730	372	3,730	372

Total	$966	$20	$50,746	$2,822	$51,712	$2,842

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

Note 7 – Securities (continued)

At September 30, 2019, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of September 30, 2019, the Bank owned 25 securities in an unrealized loss position that were being evaluated for other than temporary impairment. Two of these securities were S&P rated AAA, 22 were rated AA, and one was rated BBB+. As of September 30, 2019, 21 of these securities were direct obligations of the U.S. government or government sponsored entities, two were municipal issues, and two were investments in domestic corporate issued securities.

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

Gross gains on sales of available-for-sale securities were $291 during the three and nine months ended September 30, 2019 as compared to $0 during the same periods in 2018. There were no gross losses on sales of available-for-sale securities during the three and nine month periods ended September 30, 2019 and 2018. There were no sales of held-to-maturity securities during the three and nine month periods ended September 30, 2019 and 2018.

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

Note 8 – Business Segments (continued)

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three and nine months ended September 30, 2019 and 2018 was as follows (dollars in thousands):

Business Segments

	Community
	Banking	Mortgage	Total
Nine months ended September 30, 2019
Net interest income	$18,447	$—	$18,447
Provision for loan losses	434	—	434

Net interest income after provision for loan losses	18,013	—	18,013
Noninterest income	1,936	3,103	5,039
Noninterest expenses	15,700	2,247	17,947

Income before income taxes	4,249	856	5,105
Income tax expense	840	180	1,020

Net income	$3,409	$676	$4,085

Total assets	$702,215	$5,899	$708,114

Nine months ended September 30, 2018
Net interest income	$17,124	$—	$17,124
Provision for loan losses	527	—	527

Net interest income after provision for loan losses	16,597	—	16,597
Noninterest income	1,684	2,262	3,946
Noninterest expenses	13,922	1,845	15,767

Income before income taxes	4,359	417	4,776
Income tax expense	891	58	949

Net income	$3,468	$359	$3,827

Total assets	$665,698	$2,740	$668,438

	Community
	Banking	Mortgage	Total
Three months ended September 30, 2019
Net interest income	$6,165	$—	$6,165
Provision for loan losses	108	—	108

Net interest income after provision for loan losses	6,057	—	6,057
Noninterest income	824	1,337	2,161
Noninterest expenses	5,453	920	6,373

Income before income taxes	1,428	417	1,845
Income tax expense	283	88	371

Net income	$1,145	$329	$1,474

Total assets	$702,215	$5,899	$708,114

Three months ended September 30, 2018
Net interest income	$5,990	$—	$5,990
Provision for loan losses	190	—	190

Net interest income after provision for loan losses	5,800	—	5,800
Noninterest income	552	767	1,319
Noninterest expenses	4,715	649	5,364

Income before income taxes	1,637	118	1,755
Income tax expense	345	6	351

Net income	$1,292	$112	$1,404

Total assets	$665,698	$2,740	$668,438

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

Loan Segments:		Loan Classes:

	Commercial		Commercial and industrial loans

	Commercial real estate		Commercial mortgages – owner occupied

Commercial mortgages – non-owner occupied

Commercial construction

	Consumer		Consumer unsecured

Consumer secured

	Residential		Residential mortgages

Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	September 30,	December 31,
	2019	2018
Commercial	$102,191	$92,877
Commercial real estate	301,016	289,171
Consumer	83,271	86,191
Residential	69,300	66,358

Total loans (1)	555,778	534,597

Less allowance for loan losses	4,773	4,581

Net loans	$551,005	$530,016

(1)	Includes net deferred costs and premiums of $299 and $457 as of September 30, 2019 and December 31, 2018, respectively.

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

Note 9 – Loans, allowance for loan losses and OREO (continued)

Loans on Non-Accrual Status
(dollars in thousands)
	As of
	September 30, 2019	December 31, 2018
Commercial	$285	$973
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	405	317
Commercial Mortgages-Non-Owner Occupied	503	173
Commercial Construction	—	—
Consumer
Consumer Unsecured	—	—
Consumer Secured	28	84
Residential:
Residential Mortgages	550	1,391
Residential Consumer Construction	—	—

Totals	$1,771	$2,939

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank which was acquired through purchase at foreclosure or from the borrower through a deed in lieu of foreclosure. OREO decreased to $2,242 on September 30, 2019 from $2,430 on December 31, 2018. The following table represents the changes in OREO balance during the nine months ended September 30, 2019 and year ended December 31, 2018.

OREO Changes
(dollars in thousands)
	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Balance at the beginning of the year (net)	$2,430	$2,650
Transfers from loans	460	850
Capitalized costs	—	—
Valuation adjustments	(286)	(185)
Sales proceeds	(349)	(846)
Loss on disposition	(13)	(39)

Balance at the end of the period (net)	$2,242	$2,430

At September 30, 2019 and December 31, 2018, the Company had no consumer mortgage loans secured by residential real estate for which foreclosure was in process. The Company held two residential real estate properties carried on the books in other real estate owned at a value of $228 as of September 30, 2019 and four residential real estate properties carried on the books at a value of $156 in other real estate owned as of December 31, 2018.

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the the Nine Months Ended September 30, 2019
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2019	Investment	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded:
Commercial	$488	$1,041	$—	$959	$29
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,258	2,448	—	2,336	132

Commercial Mortgage Non-Owner Occupied	671	696	—	401	23
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	109	109	—	99	5
Residential
Residential Mortgages	1,499	1,513	—	1,688	51
Residential Consumer Construction	—	—	—	—	—

With an Allowance Recorded:
Commercial	$8	$8	$8	$20	$1
Commercial Real Estate
Commercial Mortgages-Owner Occupied	15	15	15	27	1

Commercial Mortgage Non-Owner Occupied	15	15	6	53	1
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	1	—
Consumer Secured	—	—	—	53	—
Residential
Residential Mortgages	140	156	34	258	3
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$496	$1,049	$8	$979	$30
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,273	2,463	15	2,363	133

Commercial Mortgage Non-Owner Occupied	686	711	6	454	24
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	1	—
Consumer Secured	109	109	—	152	5
Residential
Residential Mortgages	1,639	1,669	34	1,946	54
Residential Consumer Construction	—	—	—	—	—

	$5,203	$6,001	$63	$5,895	$246

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the the Year Ended December 31, 2018
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

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Nine Months Ended September 30, 2019
		Commercial
2019	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:

Beginning Balance	$1,136	$1,831	$956	$658	$4,581
Charge-Offs	(104)	(6)	(188)	(21)	(319)
Recoveries	34	5	34	4	77
Provision	222	89	56	67	434

Ending Balance	1,288	1,919	858	708	4,773

Ending Balance: Individually evaluated for impairment	8	21	—	34	63

Ending Balance: Collectively evaluated for impairment	1,280	1,898	858	674	4,710

Totals:	$1,288	$1,919	$858	$708	$4,773

Financing Receivables:
Ending Balance: Individually evaluated for impairment	496	2,959	109	1,639	5,203

Ending Balance: Collectively evaluated for impairment	101,695	298,057	83,162	67,661	550,575

Totals:	$102,191	$301,016	$83,271	$69,300	$555,778

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2018
		Commercial
2018	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:

Beginning Balance	$1,264	$1,738	$1,172	$578	$4,752
Charge-Offs	(395)	(230)	(405)	(34)	(1,064)
Recoveries	113	4	60	—	177
Provision	154	319	129	114	716

Ending Balance	1,136	1,831	956	658	4,581

Ending Balance: Individually evaluated for impairment	15	56	106	61	238

Ending Balance: Collectively evaluated for impairment	1,121	1,775	850	597	4,343

Totals:	$1,136	$1,831	$956	$658	$4,581

Financing Receivables:
Ending Balance: Individually evaluated for impairment	1,461	2,674	194	2,251	6,580

Ending Balance: Collectively evaluated for impairment	91,416	286,497	85,997	64,107	528,017

Totals:	$92,877	$289,171	$86,191	$66,358	$534,597

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Loans as of
	September 30, 2019
	(dollars in thousands)
			Greater				Recorded Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
2019	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$2	$—	$134	$136	$102,055	$102,191	$—
Commercial Real Estate:
Commercial Mortgages- Owner Occupied	674	19	405	1,098	105,162	106,260	—
Commercial Mortgages-Non-Owner Occupied	126	706	503	1,335	176,611	177,946	—
Commercial Construction	—	—	—	—	16,810	16,810	—
Consumer:
Consumer Unsecured	7	—	—	7	8,218	8,225	—
Consumer Secured	498	153	—	651	74,395	75,046	—
Residential:
Residential Mortgages	994	94	478	1,556	54,215	55,781	—
Residential Consumer Construction	—	—	—	—	13,519	13,519	—

Total	$2,301	$972	$1,520	$4,793	$550,985	$555,778	$—

	Age Analysis of Past Due Loans as of
	December 31, 2018
	(dollars in thousands)
			Greater				Recorded Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
2018	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$54	$56	$220	$330	$92,547	$92,877	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	209	—	307	516	97,910	98,426	—
Commercial Mortgages-Non-Owner Occupied	149	468	—	617	174,657	175,274	—
Commercial Construction	—	—	—	—	15,471	15,471	—
Consumer:
Consumer Unsecured	8	1	—	9	8,745	8,754	—
Consumer Secured	369	44	—	413	77,024	77,437	—
Residential:
Residential Mortgages	882	164	567	1,613	56,559	58,172	—
Residential Consumer Construction	—	—	—	—	8,186	8,186	—

Total	$1,671	$733	$1,094	$3,498	$531,099	$534,597	$—

Note 9 – Loans, allowance for loan losses and OREO (continued)

	Credit Quality Information - by Class
	September 30, 2019
	(dollars in thousands)
2019	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$96,753	$352	$4,546	$540	$—	$102,191
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	95,133	452	8,402	2,273	—	106,260
Commercial Mortgages-Non-Owner Occupied	170,699	6,156	348	743	—	177,946
Commercial Construction	16,520	290	—	—	—	16,810
Consumer
Consumer Unsecured	8,225	—	—	—	—	8,225
Consumer Secured	74,825	—	—	221	—	75,046
Residential:
Residential Mortgages	53,611	329	—	1,841	—	55,781
Residential Consumer Construction	13,278	241	—	—	—	13,519

Totals	$529,044	$7,820	$13,296	$5,618	$—	$555,778

	Credit Quality Information - by Class
	December 31, 2018
	(dollars in thousands)
2018	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$90,142	$818	$374	$1,543	$—	$92,877
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	90,995	1,461	3,517	2,453	—	98,426
Commercial Mortgages-Non -Owner Occupied	172,342	2,285	332	315	—	175,274
Commercial Construction	14,892	579	—	—	—	15,471
Consumer
Consumer Unsecured	8,747	—	6	1	—	8,754
Consumer Secured	77,092	—	88	257	—	77,437
Residential:
Residential Mortgages	55,336	334	—	2,502	—	58,172
Residential Consumer Construction	8,186	—	—	—	—	8,186

Totals	$517,732	$5,477	$4,317	$7,071	$—	$534,597

Note 9 – Loans, allowance for loan losses and OREO (continued)

Troubled Debt Restructurings (TDR)

There were no loan modifications that would have been classified as TDRs during the three and nine months ended September 30, 2019 and 2018.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three and nine months ended September 30, 2019 and 2018.

At September 30, 2019 and December 31, 2018, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

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

Fees, Exchange, and Other Service Charges

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, treasury services income and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income

Note 10 – Revenue Recognition (continued)

mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Treasury services income primarily represents fees charged to customers for sweep, positive pay and lockbox services. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or at the end of the month.

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

Note 11 – Recent accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. At the FASB’s October 16, 2019 meeting, the Board affirmed its decision to amend the effective date of this ASU for many companies. Public business entities that are SEC filers, excluding those meeting the smaller reporting company definition, will retain the initial required implementation date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. All other entities will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements The Company has been in discussions with its core processor to coordinate its plans for implementation and has contracted with an additional vendor to begin implementation.

Note 11 – Recent accounting pronouncements (continued)

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

The Bank services its banking customers through the following locations in Virginia:

Full-Service Branches

•	The main office located at 828 Main Street in Lynchburg (the “Main Street Office”),

•	A branch located at 5204 Fort Avenue in Lynchburg (the “Fort Avenue Branch”),

•	A branch located at 4698 South Amherst Highway in Amherst County (the “Madison Heights Branch”),

•	A branch located at 17000 Forest Road in Forest (the “Forest Branch”),

•	A branch located at 4935 Boonsboro Road, Suites C and D in Lynchburg (the “Boonsboro Branch”),

•	A branch located at 164 South Main Street, Amherst, Virginia (the “Amherst Branch”),

•	A branch located at 1405 Ole Dominion Boulevard in the Town of Bedford, Virginia, located off of Independence Boulevard (the “Bedford Branch”),

•	A branch located at 1110 Main Street, Altavista, Virginia (the “Altavista Branch”),

•	A branch located at 1391 South High Street, Harrisonburg, VA (the “Harrisonburg Branch”),

•	A branch located at 1745 Confederate Blvd, Appomattox, VA (the “Appomattox Branch”),

•	A branch located at 225 Merchant Walk Avenue, Charlottesville, VA (the “5th Street Station Branch”),

•	A branch located at 3562 Electric Road, Roanoke, VA (the “Roanoke Branch”),

•	A branch located at 45 South Main St., Lexington, VA (the “Lexington Branch”),

•	A branch located at 550 Water St., Charlottesville, VA (the “Water Street Branch”), and

•	A branch located at 2101 Electric Rd, Roanoke, VA (the “Oak Grove Branch”).

Limited Service Branches

•	Westminster-Canterbury facilities located at 501 VES Road, Lynchburg, Virginia, and

•	Westminster-Canterbury facilities located at 250 Pantops Mountain Road, Charlottesville, Virginia.

Loan Production Offices

•	Residential mortgage loan production office located at the Forest Branch,

•	Residential mortgage loan production office located at 2001 South Main Street, Blacksburg, Virginia, and

•	Commercial, consumer and residential mortgage loan production office located at the Water Street Branch.

The Investment division and the Insurance business operate primarily out of offices located at the Main Street Office.

The Bank recently closed its location formerly located at 615 Church Street, Lynchburg, Virginia and is consolidating its operations into an expanded Main Street Office.

The Bank has applied and received approval to open a branch location at 5 Village Highway (near the intersection of Routes 501 and 24) in Rustburg, Virginia (the “Rustburg Branch”). This location will open in the fourth quarter of 2019.

The Bank continuously evaluates areas located within our service areas to identify additional viable branch locations. Based on this ongoing evaluation, the Bank may acquire one or more additional suitable sites.

Subject to regulatory approval, the Bank anticipates may open additional branches during the next two fiscal years. Although numerous factors could influence the Bank’s expansion plans, the following discussion provides a general overview of the additional branch locations that the Bank currently is considering, including the following properties that we own and are holding for expansion:

•

Real property located in the Timberlake Road area of Campbell County (Lynchburg), Virginia. The Timberlake property is not suitable for its intended use as a branch bank. Management anticipates that it will be necessary to raze the current structures and replace it with appropriate new construction.

The Bank estimates that the cost of improvements, furniture, fixtures, and equipment necessary to upfit and construct a branch at this location could be between $900,000 and $1,500,000.

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

September 30, 2019 (in thousands)
Commitments to extend credit	$131,589
Letters of Credit	3,469

Total	$135,058

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of September 30, 2019 and December 31, 2018 and the results of operations of Financial for the three and nine-month periods ended September 30, 2019 and 2018. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

September 30, 2019 as Compared to December 31, 2018

Total assets were $708,114,000 on September 30, 2019 compared with $674,897,000 at December 31, 2018, an increase of 4.92%. The increase in total assets was funded from the growth in deposits. In addition, total assets increased because of an increase in right of use assets pursuant to ASC 842, which is discussed in the Note 6 to the Financial Statements filed herewith.

Total deposits increased from $612,043,000 as of December 31, 2018 to $633,033,000 on September 30, 2019, an increase of 3.43%. The increase resulted in large part from increases in NOW, money market, savings accounts, and time deposits and was partially offset by a decrease in non-interest-bearing demand deposits. Noninterest bearing demand deposits decreased slightly from $91,356,000 on December 31, 2018 to $90,426,000 on September 30, 2019.

Total loans, excluding loans held for sale, increased to $555,778,000 on September 30, 2019 from $534,597,000 on December 31, 2018. Loans, excluding loans held for sale and net of deferred fees and costs and the allowance for loan losses, increased to $551,005,000 on September 30, 2019 from $530,016,000 on December 31, 2018, an increase of 3.96%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	September 30, 2019		December 31, 2018
	Amount	Percentage	Amount	Percentage
Commercial	$102,191	18,39%	$92,877	17.37%
Commercial Real Estate	301,016	54.16%	289,171	54.10%
Consumer	83,271	14.98%	86,191	16.12%
Residential	69,300	12.47%	66,358	12.41%

Total loans	$555,778	100.00%	$534,597	100.00%

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned (“OREO”) decreased to $4,013,000 on September 30, 2019 from $5,369,000 on December 31, 2018. OREO decreased to $2,242,000 on September 30, 2019 from $2,430,000 on December 31, 2018. This slight decrease was due in large part to a downward adjustment of the carrying value of certain OREO resulting from a change in appraised value and the Bank’s ability to sell OREO properties during the nine months ended September 30, 2019 and was offset in part by new foreclosures during the period. Non-performing loans decreased from $2,939,000 at December 31, 2018 to $1,771,000 at September 30, 2019. As discussed in more detail below under “Results of Operations—Allowance for Loan Losses,” management has provided for the anticipated losses on these loans in the allowance for loan losses. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for loan losses charged against earnings.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure or deeds in lieu of foreclosure. On December 31, 2018, the Bank was carrying ten OREO properties on its books at a value of $2,430,000. During the nine months ended September 30, 2019, the Bank acquired four additional OREO properties and disposed of six OREO properties, and as of September 30, 2019 the Bank is carrying eight OREO properties at a value of $2,242,000. The OREO properties are available for sale and are being actively marketed.

The Bank had loans in the amount of $413,000 at September 30, 2019 classified as performing Troubled Debt Restructurings (“TDRs”) as compared to $424,000 at December 31, 2018. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

Cash and cash equivalents decreased slightly to $49,456,000 on September 30, 2019 from $50,325,000 on December 31, 2018. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). Cash and cash equivalents are subject to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts.

Securities held-to-maturity were flat, decreasing to $3,690,000 on September 30, 2019 from $3,700,000 on December 31, 2018. This slight decrease is a result of normal amortization of premiums within the held-to-maturity portfolio.

Securities available-for-sale which are carried on the balance sheet at fair market value, increased to $54,400,000 on September 30, 2019, from $52,727,000 on December 31, 2018. The increase resulted from an increase in fair value related to a decrease in market interest rates. During the nine months ended September 30, 2019 the Bank received $1,462,000 in proceeds from calls, maturities, and paydowns of securities available-for-sale. During the nine months ended September 30, 2019 the Bank received $6,427,000 from the sale of securities available-for-sale. During the same period, the Bank purchased $6,369,000 in available-for-sale securities.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $608,000 at September 30, 2019 as compared to $564,000 at December 31, 2018. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At September 30, 2019, Financial, on a consolidated basis, had liquid assets of $103,856,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, and available-for-sale investments. Of this amount, approximately $20,193,000 (representing current book value) of the available-for-sale securities are pledged as collateral with $11,802,000 pledged as security for public deposits, and $8,391,000 pledged as security on a line of credit the Bank may draw on from time to time to meet liquidity needs. This line of credit currently has a zero balance. Management believes that liquid assets were adequate at September 30, 2019. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, if additional liquidity is needed, the Bank has the ability to purchase federal funds on the open market, borrow from the FHLBA using loans or investments within the Bank’s portfolio as collateral, and to borrow from the Federal Reserve Bank’s discount window.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material negative impact on Financial’s short-term or long-term liquidity. Based in part on recent loan growth, the Bank is monitoring liquidity to ensure it is able to fund future loans.

At September 30, 2019, the Bank had a leverage ratio of approximately 9.30%, a Tier 1 risk-based capital ratio and a CET1 ratio of approximately 11.03% and a total risk-based capital ratio of approximately 11.84%. As of September 30, 2019 and December 31, 2018 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of September 30, 2019 and December 31, 2018:

Bank Level Only Capital Ratios

	September 30,	December 31,
Analysis of Capital (in 000’s)	2019	2018
Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	22,325	22,325
Retained earnings	39,161	35,985

Total Tier 1 capital	$65,228	$62,052

Tier 2 capital
Allowance for loan losses	$4,773	$4,581

Total Tier 2 capital:	$4,773	$4,581

Total risk-based capital	$70,001	$66,633

Risk weighted assets	$591,365	$564,184
Average total assets	$701,389	$670,879

	Actual		Regulatory Benchmarks
			For Capital	For Well
	September 30,	December 31,	Adequacy	Capitalized
	2019	2018	Purposes (1)	Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.30%	9.25%	4.000%	5.000%
Common Equity Tier 1 capital	11.03%	11.00%	7.000%	6.500%
Tier 1 risk-based capital ratio	11.03%	11.00%	8.500%	8.000%
Total risk-based capital ratio	11.84%	11.81%	10.500%	10.000%

(1)	Includes the capital conservation buffer of 2.50% for all ratios, excluding the Tier 1 capital to average total assets ratio.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $3,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis at September 30, 2019 would be slightly lower than those of the Bank because proceeds from the sale of the capital notes were contributed to the Bank and counted as equity at the Bank level.

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

On September 17, 2019 the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital.

The CBLR framework will be available for banks to use in their March 31, 2020, Call Report. The Company is currently evaluating whether to opt into the CBLR framework.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

Earnings Summary

Financial had net income including all operating segments of $1,474,000 and $4,085,000 for the three and nine months ended September 30, 2019, compared to $1,404,000 and $3,827,000 for the comparable periods in 2018. Basic and diluted earnings per common share for the three and nine months ended September 30, 2019 was $0.34 and $0.93, compared to basic and diluted earnings per share of $0.32 and $0.87 for the three and nine months ended September 30, 2018.

The increase in net income for the three and nine months ended September 30, 2019, as compared to the prior year was due primarily to an increase in interest income and non-interest income and was partially offset by an increase in interest expense and non-interest expense. Non-interest expense increased in large part because of the Bank’s continued emphasis on growth in Charlottesville, Harrisonburg, Roanoke, and, most recently, Lexington. These efforts resulted primarily in increases in personnel, occupancy, equipment, marketing, and other outside expenses. In addition, variable expenses, such as credit expenses and some personnel expenses, increased due to an increase in the volume of residential mortgage originations (which is discussed in more detail below).

These operating results represent an annualized return on average stockholders’ equity of 9.84% and 9.36% for the three and nine months ended September 30, 2019, compared with 10.13% and 9.49% for the three and nine months ended September 30, 2018. This decrease for the three and nine months ended September 30, 2019 was due to an increase in total average equity resulting from an increase in the market value of the securities available-for-sale portfolio. The increase in the market value of the securities-available-for sale portfolio resulted from a decrease in market interest rates. The Company had an annualized return on average assets of 0.83% and 0.79% for the three and nine months ended September 30, 2019 compared with 0.84% and 0.79% for the same periods in 2018. The decrease for the three months ended September 30, 2019 largely resulted from an increase in the Bank’s assets.

See “Non-Interest Income” below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

Interest income increased to $7,596,000 and $22,220,000 for the three and nine months ended September 30, 2019 from $6,980,000 and $19,860,000 for the same periods in 2018, increases of 8.83% and 11.88%, respectively. Interest income increased because of increased balances in the loan portfolio and an increase in loan yields. The average rate received on loans increased from 4.83% and 4.72% to 5.00% and 4.99% for the three and nine months ended September 30, 2019 from the comparable period in 2018. The rate on total average earning assets increased for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 primarily because an increase in the rates paid by borrowers on loans.

Interest expense increased to $1,431,000 and $3,773,000 for the three and nine months ended September 30, 2019 from $990,000 and $2,736,000 for the same periods in 2018, increases of 44.55% and 37.90%, respectively. The increase in interest expense resulted primarily from increases in both the rates paid on and balances of deposits. The Bank’s average rate paid on interest bearing deposits was 0.99% and 0.90% during the three and nine months ended September 30, 2019 as compared to 0.73% and 0.71% for the same periods in 2018.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and nine months ended September 30, 2019 was $6,165,000 and $18,447,000 as compared to $5,990,000 and $17,124,000 for the same periods in 2018, increases of 2.92% and 7.73%. The increases in net interest income for the three and nine months ended September 30, 2019 as compared with the comparable period in 2018 primarily is attributable to the increase in interest income resulting from increased loan balances. The net interest margin was 3.75% and 3.83% for the three and nine months ended September 30, 2019 as compared with 3.80% and 3.73% for the same periods in 2018.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I below.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, gains on sales of mortgage loans held for sale, commissions on sales of investments, fees generated from treasury management services, and the Bank’s ownership interest in a title insurance agency. Non-interest income increased to $2,161,000 and $5,039,000 for the three and nine months ended September 30, 2019 from $1,319,000 and $3,946,000 for the three and nine months ended September 30, 2018.

These increases for the three and nine months ended September 30, 2019 as compared to the same period last year were due primarily due to an increase in gains on sales of loans held for sale from $767,000 and $2,260,000 for the three and nine months ended September 30, 2018 to $1,337,000 and $3,103,000 for the same periods ended September 30, 2019. In addition, gains on sales of available-for-sale securities increased from $0 for both the three and nine-month periods ended September 30, 2018 to $291,000 for the same periods in 2019.

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

Purchase mortgage originations totaled $34,750,000 and $83,524,000, or 69.63% and 72.64%, respectively, of the total mortgage loans originated in the three and nine months ended September 30, 2019 as compared to $23,785,000 and $65,271,000, or 83.02% and 74.52%, respectively of the total mortgage loans originated in the same periods in 2018. Management anticipates that in the short term purchase mortgage originations will continue to represent a majority of mortgage originations as they have in the recent past. However, management also believes that further decreases in long term market interest rates could trigger increased refinancing activity.

Despite slight decreases in the first nine months of 2019, management anticipates that residential mortgage rates will remain flat or trend slightly downward during the remainder of 2019. Management expects that the Mortgage division’s reputation in Region 2000, steady residential real estate inventory and the recent hiring of additional mortgage loan originators in Roanoke, Harrisonburg and Charlottesville, and Blacksburg, will result in strong mortgage originations through the remainder of 2019. Management also believes that in the event that interest rates rise, revenue from the mortgage segment could be under pressure.

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

Non-Interest Expense

Non-interest expense for the three and nine months ended September 30, 2019 increased to $6,373,000 and $17,947,000 from $5,364,000 and $15,767,000, increases of 18.81% and 13.83% from the comparable periods in 2018. These increases resulted from increases for personnel expense primarily related to the expansion into Lexington and Roanoke, as well as increases in occupancy, equipment, marketing and credit expense. Total personnel expense was $3,356,000 and $9,437,000 for the three and nine-month periods ended September 30, 2019 as compared to $2,853,000 and $8,398,000 for the same periods in 2018.

Allowance and Provision for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The provision for the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon two components – specific impairment and general reserves. As discussed below, loans having a risk rating of 7 or below that are significantly past due, and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due as well as all TDRs, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, and loan performance measures. Based on the application of the loan loss calculation, the Bank provided $108,000 and $434,000 to the allowance for loan losses for the three and nine-month periods ended September 30, 2019. This compares to a provision of $190,000 and $527,000 for the comparable periods in 2018, representing decreases of 43.16% and 17.65%, respectively.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for loan losses and constitute a realized loss. Charged-off loans were $100,000 and $319,000 for the three and nine months ended September 30, 2019 as compared to $324,000 and $879,000 for the comparable periods in 2018. While a charged-off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. In the three and nine months ended September 30, 2019, the Bank had recoveries of charged-off loans of $41,000 and $77,000 as compared with $7,000 and $161,000 for the comparable periods in 2018.

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. As set forth in the tables below, the Bank’s allowance arising from the specific impairment evaluation as of September 30, 2019 decreased as compared to December 31, 2018.

As shown in the table below, the total balance in the allowance increased, from $4,581,000 as of December 31, 2018 to $4,773,000 on September 30, 2019. The allowance for loan losses as a percent of loans remained flat at 0.86% as of September 30, 2019 and 0.86% as of December 31, 2018. Increased loan balances during the three months led to an increase in the balance of the general reserve as of September 30, 2019 as compared to December 31, 2018, but this increase was offset primarily by a decrease in specific reserves and the allocation of updated historical loss rates when comparing the same periods. The allowance for loan losses as a percent of unimpaired loans was 0.87% as of both September 30, 2019 and December 31, 2018. The general reserve as a percentage of unimpaired loan balances increased slightly to 0.86% as of September 30, 2019 as compared to 0.82% as of December 31, 2018. This increase was primarily due to a slight increase in the rate of qualitative factors assessed in the general reserve based on management’s evaluation of those factors at September 30, 2019. Management believes that the current allowance for loan losses is adequate.

The following tables summarize the allowance activity for the periods indicated:

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Nine Months Ended September 30, 2019
		Commercial
2019	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:

Beginning Balance	$1,136	$1,831	$956	$658	$4,581
Charge-Offs	(104)	(6)	(188)	(21)	(319)
Recoveries	34	5	34	4	77
Provision	222	89	56	67	434

Ending Balance	1,288	1,919	858	708	4,773

Ending Balance: Individually evaluated for impairment	8	21	—	34	63

Ending Balance: Collectively evaluated for impairment	1,280	1,898	858	674	4,710

Totals:	$1,288	$1,919	$858	$708	$4,773

Financing Receivables:
Ending Balance: Individually evaluated for impairment	496	2,959	109	1,639	5,203

Ending Balance: Collectively evaluated for impairment	101,695	298,057	83,162	67,661	550,575

Totals:	$102,191	$301,016	$83,271	$69,300	$555,778

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2018
		Commercial
2018	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:
Beginning Balance	$1,264	$1,738	$1,172	$578	$4,752
Charge-Offs	(395)	(230)	(405)	(34)	(1,064)
Recoveries	113	4	60	—	177
Provision	154	319	129	114	716

Ending Balance	1,136	1,831	956	658	4,581
Ending Balance: Individually evaluated for impairment	15	56	106	61	238

Ending Balance: Collectively evaluated for impairment	1,121	1,775	850	597	4,343

Totals:	$1,136	$1,831	$956	$658	$4,581

Financing Receivables:
Ending Balance: Individually evaluated for impairment	1,461	2,674	194	2,251	6,580

Ending Balance: Collectively evaluated for impairment	91,416	286,497	85,997	64,107	528,017

Totals:	$92,877	$289,171	$86,191	$66,358	$534,597

The following sets forth the reconciliation of the allowance for loan loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	2019	2018	2019	2018
Balance, beginning of period	$4,724	$4,688	$4,581	$4,752
Provision for loan losses	108	190	434	527
Loans charged off	(100)	(324)	(319)	(879)
Recoveries of loans charged off	41	7	77	161

Net (charge offs)	(59)	(317)	(242)	(718)

Balance, end of period	$4,773	$4,561	$4,773	$4,561

No nonaccrual loans were excluded from the impaired loan disclosures at September 30, 2019 and December 31, 2018. If interest on these loans had been accrued, such income cumulatively would have approximated $216,000 and $198,000 on September 30, 2019 and December 31, 2018, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

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

Income Taxes

For the three and nine months ended September 30, 2019, Financial had an income tax expense of $371,000 and $1,020,000 as compared to $351,000 and $949,000 for the three and nine months ended September 30, 2018. This represents an effective tax rate of 20.11% and 19.98% for the three and nine months ended September 30, 2019 as compared with 20.00% and 19.87% for the three and nine months ended September 30, 2018. Our effective rate was lower than the statutory corporate tax rate in all periods because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance and certain tax free municipal securities.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended September 30, 2019 and 2018

(dollars in thousands)

	2019			2018
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$558,483	$7,037	5.00%	$527,566	$6,424	4.83%
Loans held for sale	4,435	43	3.85%	3,134	36	4.56%
Fed funds sold	17,056	89	2.07%	20,148	96	1.89%
Interest bearing bank balances	14,636	88	2.39%	13,102	60	1.82%
Securities (3)	55,528	330	2.36%	60,281	355	2.36%
Federal agency equities	1,390	9	2.57%	1,346	9	2.65%
CBB equity	116	—	—	116	—	—

Total earning assets	651,644	7,596	4.68%	625,693	6,980	4.43%

Allowance for loan losses	(4,768)			(4,622)
Non-earning assets	54,131			42,614

Total assets	$701,007			$663,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$257,407	$357	0.55%	$226,880	$211	0.37%
Savings	90,483	57	0.25%	102,557	50	0.19%
Time deposits	189,225	926	1.94%	184,798	679	1.46%

Total interest bearing deposits	537,115	1,340	0.99%	514,235	940	0.73%

Other borrowed funds
Financing leases	4,542	41	3.58%	—	—	—
Capital Notes	5,000	50	4.00%	5,000	50	4.00%

Total interest-bearing liabilities	546,657	1,431	1.04%	519,235	990	0.73%

Non-interest bearing deposits	90,995			88,314
Other liabilities	3,940			1,169

Total liabilities	641,592			608,718
Stockholders’ equity	59,415			54,967

Total liabilities and Stockholders’ equity	$701,007			$663,685

Net interest income		$6,165			$5,990

Net interest margin			3.75%			3.80%

Interest spread			3.64%			3.67%

(1)	Net accretion or amortization of deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)

The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities. Assumed income tax rates of 21% were used for the periods presented.

Net Interest Margin Analysis

Average Balance Sheets

For the Nine Months Ended September 30, 2019 and 2018

(dollars in thousands)

	2019			2018
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$547,833	$20,439	4.99%	$516,237	$18,231	4.72%
Loans held for sale	3,471	111	4.28%	3,096	98	4.23%
Federal funds sold	19,303	332	2.30%	19,701	255	1.73%
Interest bearing bank balances	14,487	253	2.33%	12,418	151	1.63%
Securities (3)	57,779	1,026	2.37%	61,302	1,086	2.37%
Federal agency equities	1,374	60	5.84%	1,420	40	3.77%
CBB equity	116	—	—	116	—	—

Total earning assets	644,363	22,221	4.61%	614,290	19,861	4.32%

Allowance for loan losses	(4,694)			(4,664)
Non-earning assets	50,346			41,863

Total assets	$690,015			$651,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$245,590	$917	0.50%	$198,319	$537	0.36%
Savings	93,992	165	0.23%	103,032	147	0.19%
Time deposits	190,132	2,500	1.76%	183,460	1,885	1.37%

Total interest bearing deposits	529,714	3,582	0.90%	484,811	2,569	0.71%

Other borrowed funds
FHLB borrowings	—	—	—	1,136	17	2.00%
Financing leases	1,547	41	3.54%	—	—	—
Capital Notes	5,000	150	4.00%	5,000	150	4.00%

Total interest-bearing liabilities	536,261	3,773	0.94%	490,947	2,736	0.75%

Non-interest bearing deposits	91,858			105,508
Other liabilities	3,546			1,117

Total liabilities	631,655			597,572

Stockholders’ equity	58,350			53,917

Total liabilities and Stockholders’ equity	$690,015			$651,489

Net interest income		$18,448			$17,125

Net interest margin			3.83%			3.73%

Interest spread			3.67%			3.57%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)

The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities. Assumed income tax rate of 21% was used for the periods presented.

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

There have been no significant changes during the quarter ended September 30, 2019, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting.

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

(a)    Not applicable.

(b)    To date, the Company has made no purchases under the stock repurchase plan adopted on December 19, 2018. Consequently, up to 75,000 shares of common stock may yet be repurchased under this plan.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2019

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2019

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 8, 2019

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2019 and 2018 (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2019 and 2018 (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2019 and 2018; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: November 8, 2019	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President
(Principal Executive Officer)

Date: November 8, 2019	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)