Form 10-K
period 2019-12-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2020-03-20
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2019

BANK OF THE JAMES FINANCIAL GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Commission file number 001-35402

Virginia	20-0500300
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

828 Main Street, Lynchburg, VA	24504
(Address of Principal Executive Offices)	(Zip Code)

(434) 846-2000

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, $2.14 par value	BOTJ	The NASDAQ Capital Markets

Securities registered under Section 12(g) of the Exchange Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate value of the voting common equity held by nonaffiliates as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $57,875,894 based on the price at which the common stock last traded on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $2.14 par value as of March 20, 2020 was approximately 4,339,436.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2020 Proxy Statement to be used in conjunction with the Annual Meeting of Shareholders, scheduled to be held on May 19, 2020, are incorporated by reference into Part III of this Form 10-K

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

Financial conducts two principal activities: (1) general retail and commercial banking through Bank of the James; and (2) mortgage brokerage services through Bank of the James Mortgage, a division of the Bank (the “Mortgage Division”).

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

Products and Services

Retail and Commercial Banking

The Bank currently conducts business within Virginia from 16 full-service offices, two limited service offices, and one residential mortgage loan production office. The location of and services provided by each of our facilities is described in “Item 2. Properties” below. The Bank established a mortgage loan origination division that conducts business under the name “Bank of the James Mortgage, a Division of Bank of the James.” The Mortgage Division conducts business primarily from the division’s main office located in the Forest branch of the Bank. In addition, the Bank expanded into Charlottesville in 2013 (opening a full-service branch in 2015), Harrisonburg in 2014 (opening a full-service branch in 2015), Appomattox in 2016 (opening a permanent full-service branch in 2017), Roanoke in 2013 (opening a full-service branch in 2017), Blacksburg in 2018 (opening a mortgage origination office), Lexington in 2019 with a full-service branch, and Rustburg in 2019 with a full-service branch.

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

•

Residential Mortgage. We originate conforming and non-conforming closed-end residential mortgages. These loans are secured by liens on 1 to 4 family properties. We typically sell the conventional mortgage loans to correspondent financial institutions.

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

The Bank intends to introduce new products and services desired by the public and as permitted by the regulatory authorities. The Bank remains committed to meeting the challenges that require technology. The Bank provides its customers with access to the latest technological products, such as telephone banking and internet banking, including online bill pay. This service allows customers to handle routine transactions using a standard touch tone telephone, applications for mobile devices, and via the internet at the Bank’s website.

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

Other Activities

We provide brokerage and investment services through the Bank’s Investment division (“Investment Division”). The Investment Division provides securities brokerage services to Bank customers and others through an agreement with Infinex Financial Group, LLC (“Infinex”), a registered broker-dealer. Under our agreement, Infinex operates a service center at the main office located at 828 Main St, Lynchburg, Virginia. To date the operating results of the Investment Division have not had a material impact on our financial performance.

We provide insurance and annuity products through BOTJ Insurance as an agent for national insurance companies. As of the date hereof, we offer the following insurance products: life insurance, fixed annuities, and disability insurance. We began providing these services in September 2008. To date the operating results of BOTJ Insurance have not had a material impact on our financial performance.

Employees

As of March 20, 2020, we had approximately 160 employees, 155 of which are full-time and five of which are part-time. None of our employees are represented by any collective bargaining agreements, and relations with employees are considered excellent. We maintain employee benefit programs that include health insurance, a health savings account, a 401(k) plan, and an employee stock purchase plan.

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

Total population in the market area equals approximately 252,000. According to the 2010 U.S. Census (the last census available), in 2010 the populations of the localities in the Region 2000 market area were approximately as follows: City of Lynchburg – 76,000; Amherst County – 32,000; Appomattox County – 15,000; Bedford County (including the Town of Bedford) – 74,000; Campbell County (including the Town of Altavista) – 55,000. The area is serviced by one daily newspaper and a number of radio and television stations providing diverse media outlets. Median family income in Region 2000 has risen over the past ten years.

Region 2000 has a broad range of services, light industry, and manufacturing plants. Principal service, industrial, research and development employers include: BWX Technologies, Inc. (nuclear fuel); Framatome (nuclear services); Centra Health, Inc. (health care services); C.B. Fleet, Inc. (medical supplies); Pacific Life (life insurance and other financial products); Frito-Lay, Inc. (snack foods); Griffin Pipe Products Co. (ductile iron pipe); as well as six colleges and universities including Randolph College, Sweet Briar College, Liberty University, and the University of Lynchburg.

In recent years we have expanded into Charlottesville, Virginia (north of Region 2000), Roanoke, Virginia (west of Region 2000), Harrisonburg, Virginia (northwest of Region 2000), Appomattox (east of Region 2000), Blacksburg (southwest of Region 2000), Lexington, Virginia (northwest of Region 2000), and Rustburg, Virginia (south of Region 2000).

Even with this expansion outside of Region 2000, the Bank continues to consider its primary market to be Region 2000.

Competition

Retail and Commercial Banking

The banking business is highly competitive. We compete with other commercial banks, savings institutions, credit unions, financial technology companies, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, and other financial institutions operating in the Region 2000 market area and elsewhere. Many of our nonbank competitors are not subject to the same extensive federal regulations that govern federally-insured banks and state regulations governing state-chartered banks. As a result, such nonbank competitors may have certain advantages over the Bank in providing certain services.

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

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act (the “GLB Act”) which was effective March 11, 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company by filing a declaration that the bank holding company wishes to become a financial holding company if each of its subsidiary banks (i) is well-capitalized under regulatory prompt corrective action provisions, (ii) is well managed, and (iii) has at least a satisfactory rating under the Community Reinvestment Act (“CRA”). No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

The GLB Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. Subsidiary banks of a financial holding company must continue to be well-capitalized and well-managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better.

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

Incentive Compensation

In June 2010, the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”) and the FDIC issued comprehensive final guidance on incentive compensation intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

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

Pursuant to the Regulatory Relief Act, on September 17, 2019, the federal banking agencies adopted a final rule regarding a community bank leverage ratio. Under the final rule, which was effective on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9 percent, will be eligible to opt into the community bank leverage ratio framework (qualifying community banking organizations). Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9 percent will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act.

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

It is difficult at this time to determine the direct impact of the Regulatory Relief Act on Financial or the Bank. Implementing rules and regulations are required and many have not yet been written or finalized.

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

FDIC Insurance Premiums. The FDIC’s DIF provides insurance coverage for certain deposits, which insurance is funded through assessments on banks, like the Bank. Pursuant to the Dodd-Frank Act, the amount of deposit insurance coverage for deposits increased to $250,000 per depositor, subject to aggregation rules. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection act (the “Dodd-Frank Act”), the FDIC has established 2.0% as the designated reserve ratio (the “DRR”), that is, the ratio of the DIF to insured deposits. The Dodd-Frank Act directs the FDIC to amend its assessment regulations so that future assessments will generally be based upon a depository institution’s average total consolidated assets minus the average tangible equity of the insured depository institution during the assessment period, whereas assessments were previously based on the amount of an institution’s insured deposits. The minimum DIF rate will increase from 1.15% to 1.35% by September 30, 2020, and the cost of the increase will be borne by depository institutions with assets of $10 billion or more. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rule making if required.

In 2019, the Bank expensed $226,000 in FDIC assessments which compared to $398,000 in 2018. Any increases in FDIC insurance premiums could adversely affect the Bank’s profitability.

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

Effective January 1, 2015, the final rules required the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the previous requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the previous requirement); and (iv) a leverage ratio of 4.0% of total assets. These are the initial capital requirements, which were phased in over a five-year period. As fully phased in on January 1, 2019, the rules require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until it was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

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

The new capital requirements also include changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on non-accrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights (from 0% to up to 600%) for equity exposures.

As discussed above under “Supervision and Regulation - The Regulatory Relief Act,” recently enacted legislation directs the federal bank regulatory agencies to develop a “Community Bank Leverage Ratio,” calculated by dividing tangible equity capital by average consolidated total assets, of not less than 8% and not more than 10%. On September 17, 2019, pursuant to the Regulatory Relief Act, the federal banking agencies adopted a final rule setting community bank leverage ratio of 9%. If a “qualified community bank,” generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, has a leverage ratio which exceeds the Community Bank Leverage Ratio, then such bank will be considered to have met all generally applicable leverage and risk based capital requirements; the capital ratio requirements for “well capitalized” status under Section 38 of the FDIA, and any other leverage or capital requirements to which it is subject.

The asset size of a qualifying holding company was increased from $1 billion to $3 billion on August 30, 2018, thus excluding holding companies in this category from consolidated capital requirements.

Because total assets on a consolidated basis are less than $3 billion, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Although the Company’s subsidiary depository institution continues to be subject to minimum capital requirement, it unlikely that the Company will be required to comply with the consolidated capital rules until well into the future.

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

Safety and Soundness. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” all such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2019, the Bank was considered “well-capitalized.”

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

The Bank is also subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA Patriot Act facilitates information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering, and requires financial institutions to establish anti-money laundering programs. The Office of

Foreign Assets Control (OFAC), which is a division of the U.S. Department of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name of an “enemy” of the United States on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account or place transferred funds into a blocked account, file a suspicious activity report with the Treasury and notify the FBI.

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

Our success depends primarily on the general economic conditions of the primary markets in Virginia in which we operate and where our loans are concentrated. Unlike nationwide banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Lynchburg metropolitan statistical area (“MSA”). Lynchburg’s MSA, which is often referred to as Region 2000, consists of approximately 2,122 square miles, and includes the City of Lynchburg and the Counties of Bedford, Campbell, Amherst and Appomattox. To a lesser extent, our lending market includes the Roanoke, Charlottesville and Harrisonburg MSAs. Our branches in localities outside of Region 2000 have a short operating history. As of December 2019, the Lynchburg MSA had an unemployment rate (not adjusted seasonally) of 2.9%, as compared to a statewide average unemployment rate of 2.5%.

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

Our ability to diversify our economic risks is limited by our own local markets and economies. We lend primarily to small to medium-sized businesses, professionals and individuals, which may expose us to greater lending risks than those of banks lending to larger, better-capitalized businesses with longer operating histories. For instance, small to medium-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, have fewer financial resources in terms of capital or borrowing capacity than larger entities, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. Any one or more of these factors may impair the borrower’s ability to repay a loan. In addition, the success of a small to medium-

sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact the Company’s market areas could cause the Company to incur substantial credit losses that could negatively affect the Company’s results of operations and financial condition.

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

Our allowance may not be adequate to cover actual loan losses.

A significant source of risk arises from the possibility that we could sustain losses due to loan defaults and nonperformance on loans. We maintain an allowance in accordance with GAAP to provide for such defaults and other nonperformance. As of December 31, 2019, our allowance as a percentage of total loans was 0.84% and our allowance as a percentage of nonperforming loans was 371.18%. The determination of the appropriate level of allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, many of which are beyond our control. In addition, our underwriting policies, adherence to credit monitoring processes and risk management systems and controls may not prevent unexpected losses. Our allowance may not be adequate to cover actual loan losses. Moreover, any increase in our allowance will adversely affect our earnings by decreasing our net income.

In June 2016, the Financial Accounting Standards Board decided to change how banks estimate losses in the allowance calculation, and it issued ASU 2016-13, Financial Instruments-Credit Losses. Currently, the impairment model is based on incurred losses, and investments are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the new Current Expected Credit Losses (“CECL”) model that will become effective for us, as a smaller reporting company, for the first interim and annual reporting periods beginning after December 15, 2022. Under the new CECL model, we will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model will bring with it significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters.

Management is currently evaluating the impact of these changes to our financial position and results of operations. The allowance is a material estimate of ours, and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the allowance at adoption date. We anticipate a significant change in the processes and procedures to calculate the allowance, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. We expect to continue developing and implementing processes and procedures to ensure we are fully compliant with the CECL requirements at its adoption date.

The markets for our deposit and lending products and services are highly competitive, and we face substantial competition.

The banking and financial services industry is highly competitive. We compete as a financial intermediary with other commercial banks, savings banks, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms soliciting business from residents of and businesses located in the Virginia localities where the Bank has a presence, surrounding areas and elsewhere. Many of these competing institutions have nationwide or regional operations and have greater resources than we have. We also face competition from local community institutions. Many of our competitors enjoy competitive advantages, including greater name recognition, financial resources, a wider geographic presence or more accessible branch office locations, the ability to offer additional services, greater marketing resources, more favorable pricing alternatives for loans and deposits and lower origination and operating costs. We are also subject to lower lending limits than our larger competitors. Our profitability depends upon our continued ability to successfully compete in our market areas. Increased deposit competition could increase our cost of funds and could adversely affect our ability to generate the funds necessary for our lending operations. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected. Competition could result in a decrease in loans we originate and could negatively affect our ability to grow and our results of operations.

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

We have recently opened branches in Charlottesville, Harrisonburg, Roanoke, Lexington, Rustburg and Appomattox. The additional costs to open and operate these and other future branches may negatively impact our earnings and efficiency ratio in the short term. There is a risk that we will be unable to manage our growth, as the process of opening new branches may divert our time and resources. There is also a risk that these new branches may not be profitable, which would negatively impact our results of operations.

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

From time-to-time, we foreclose upon and take title to the real estate serving as collateral for our loans as part of our business. If our OREO balance increases, management expects that our earnings will be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership. Also, at the time that we foreclose upon a loan and take possession of a property, we estimate the value of that property using third-party appraisals and opinions and internal judgments. OREO property is valued on our books at the estimated market value of the property, less the estimated costs to sell (or “fair value”). Upon foreclosure, a charge-off to the allowance for loan losses is recorded for any excess between the value of the asset on our books over its fair value. Thereafter, we periodically reassess our judgment of fair value based on updated appraisals or other factors, including, at times, at the request of our regulators. Any declines in our estimate of fair value for OREO will result in valuation adjustments, with a corresponding expense in our statements of income that is recorded under the line item for “Other real estate expenses.” As a result, our results of operations are vulnerable to declines in the market for residential and commercial real estate in the areas in which we operate. The expenses associated with OREO and property write downs could have a material adverse effect on our results of operations and financial condition. Any increase in non-accrual loans may lead to increases in our OREO balance in the future.

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

Severe weather, natural disasters, widespread disease or pandemics (including the recent coronavirus outbreak), acts of war or terrorism or other adverse external events could significantly impact our business.

Severe weather, natural disasters, widespread disease or pandemics (including the recent coronavirus outbreak), acts of war or terrorism or other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We are subject to operational risks.

The Company may also be subject to disruptions of its systems arising from events that are wholly or partially beyond our control (including, for example, computer viruses or electrical or telecommunications outages), which may give rise to losses in service to customers and to financial loss or liability. The Company is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as is the Company) and to the risk that the Company’s (or its vendors’) business continuity and data security systems prove to be inadequate.

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

From time to time, we hold as investments certain securities that have unrealized losses.). While we currently maintain substantial liquidity which supports our intent and ability to hold these investments until they mature, or until there is a market price recovery, if we were to cease to have the ability and intent to hold these investments until maturity or if the market prices do not recover, and we were to sell these securities at a loss, it could adversely affect our net income and possibly our capital.

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

On July 2, 2013, the Federal Reserve Board, and shortly thereafter, the other federal bank regulatory agencies, issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Reform Act. The final rule applies to all depository institutions, top-tier bank holding companies and top-tier savings and loan holding companies with total consolidated assets of $1 billion or more. Among other things, the rule establishes a common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The Bank exercised this one-time opt-out. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Bank on January 1, 2015. The capital conservation buffer requirement began phasing in on January 1, 2016, at 0.625% of risk-weighted assets, and after increasing each year was fully implemented at 2.5% on January 1, 2019.

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

Current Locations and Property

Depending on such factors as cost, availability, and location, we may either lease or purchase our operating facilities. The existing facilities that we have purchased typically have been former branches of other financial institutions. As of March 20, 2020, the Bank conducts its operations from 19 locations, of which we own 11 and lease 8. The following table describes the location and general character of our operating facilities:

Address	Type of Facility	Year Opened	Owned/Leased
5204 Fort Avenue Lynchburg, Virginia	Full-service branch with drive thru and ATM	2000	Owned

4698 South Amherst Highway Madison Heights, Virginia	Full-service branch with drive thru and ATM	2002	Owned

17000 Forest Road Forest, Virginia	Full-service branch with drive thru and ATM Headquarters for Mortgage Division	2005	Owned

164 South Main Street Amherst, Virginia	Full-service branch with drive thru and ATM	2007	Owned

1405 Ole Dominion Blvd Bedford, Virginia	Full-service branch with drive thru and ATM	2008	Owned

1110 Main Street Altavista, Virginia	Full-service branch with drive thru and ATM	2009	Owned

828 Main Street Lynchburg, Virginia	Corporate Headquarters; Full-service branch with drive thru and ATM	2004	Leased (1)

4935 Boonsboro Road, Suites C and D Lynchburg, Virginia	Full-service branch with drive thru and ATM	2006	Leased (2)

501 VES Road Lynchburg, Virginia	Limited service branch	2010	Leased (3)

250 Pantops Mountain Road Charlottesville, Virginia	Limited service branch	2015	Leased (4)

1391 South High Street Harrisonburg, Virginia	Full-service branch with drive thru and ATM	2015	Owned

1745 Confederate Blvd Appomattox, Virginia	Full-service branch with drive thru and ATM	2017	Owned

225 Merchant Walk Avenue Charlottesville, Virginia	Full-service branch with drive thru and ATM	2016	Leased (5)

3562 Electric Road Roanoke, Virginia	Full-service branch with ATM	2017	Leased (6)

2001 South Main Street #107 Blacksburg, Virginia	Mortgage origination office	2018	Leased (7)

550 East Water Street Suite 100 Charlottesville, Virginia	Full-service branch with ATM	2019	Owned

2101 Electric Road Roanoke, Virginia	Full-service branch with drive thru and ATM	2019	Leased (8)

45 South Main Street Lexington, Virginia	Full-service branch with ATM	2019	Owned

13 Village Highway Rustburg, VA 24588	Full-service branch with drive thru and ATM	2019	Owned

(1)

Upon closure of the 615 Church Street Branch, the Bank elected to consolidate the Church Street operations at 828 Main Street. In order to secure more square footage for the consolidation, effective June 1, 2019, the Bank entered into an amended and restated lease for the 828 Main Street location. The current term of the amended and restated lease expires in five years and the Bank has three five-year renewal options (subject to the terms and conditions outlined in the lease). The Bank leases this property from Jamesview Investment, LLC, which is wholly-owned by William C. Bryant III, a member of the Board of Directors of both Financial and the Bank.

(2)	The current term expires on December 31, 2020. The Bank intends to continue operating at this location.
(3)	Base lease expires May 31, 2020. The Bank intends to continue operating at this location.
(4)	Base lease expires April 30, 2020. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.
(5)	Base lease expires October 31, 2026. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.
(6)	Base lease expires January 31, 2022. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.
(7)	Base lease expires February 28, 2021. The Bank intends to continue operating at this location.
(8)	Base lease expires February 28, 2024. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.

We believe that each of these operating facilities is maintained in good operating condition and is suitable for our operational needs.

Interest in Additional Properties

As discussed in “Management’s Discussion and Analysis—Expansion Plans” in addition to the facilities set forth above, the Bank owns the following property which is being held for possible expansion:

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

As of March 20, 2020, there were approximately 4,339,436 shares of Common Stock outstanding, which shares are held by approximately 1,421 active shareholders of record.

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

On January 17, 2020 Financial declared a cash dividend for the fourth quarter of 2019 of $0.07 per common share. The dividend is payable on March 20, 2020 to shareholders of record at the close of business on March 6, 2020. Financial will evaluate the factors set forth above when making a determination of whether to continue to pay a cash dividend in 2020.

Share Repurchases

On December 19, 2018, Financial’s board of directors authorized the Company to repurchase up to an aggregate of 100,000 shares of its common stock. Although this authorization expired on December 18, 2019, on January 21, 2020 Financial’s board of directors authorized the Company to repurchase up to an aggregate of 65,000 shares of its common stock.

During the quarter ended December 31, 2019, Financial repurchased 21,000 shares at an average price of $14.98 per share. The plan expired on December 18, 2019, with the Company having purchased a total of 21,000 out of 100,000 shares authorized for repurchase.

Beginning Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2019	6,000	$14.63	6,000	94,000
November 1 through November 30, 2019	15,000	$15.12	21,000	79,000
December 1 through December 31, 2019	—	N/A	21,000	—	(1)

Total	21,000	$14.98	21,000	—

(1)	The plan expired on December 18, 2019. Immediately prior to expiration, 79,000 shares of common stock remained available for purchase under the plan.

Item 6.	Selected Financial Data — Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Although we intend to increase other sources of revenue, our operating results depend primarily upon the Bank’s net interest income, which is determined by the difference between (i) interest and dividend income on earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. The Bank’s net income also is affected by its provision for loan losses, as well as the level of its noninterest income, including deposit fees and service charges, gains on sales of mortgage loans, and its noninterest expenses, including salaries and employee benefits, occupancy expense, data processing expenses, miscellaneous other expenses, franchise taxes, and income taxes.

As discussed in more detail below,

•	For the year ended December 31, 2019, Financial had net income of $5,605,000, an increase of $303,000 from net income of $5,302,000, for the year ended December 31, 2018;

•	For the year ended December 31, 2019, earnings per basic and diluted common share was $1.28, as compared to earnings of $1.21 per basic and diluted common share for the year ended December 31, 2018;

•	Net interest income increased to $24,552,000 for the current year from $23,176,000 for the year ended December 31, 2018;

•	Noninterest income (exclusive of net gains on sales and calls of securities) increased to $6,794,000 for the year ended December 31, 2019 from $5,235,000 for the year ended December 31, 2018;

•	Total assets as of December 31, 2019 were $725,394,000 compared to $674,897,000 at the end of 2018, an increase of $50,497,000 or 7.48%;

•

Net loans (excluding loans held for sale), net of unearned income and the allowance for loan losses, increased to $573,274,000 as of December 31, 2019 from $530,016,000 as of the end of December 31, 2018, an increase of 8.16%; and

•	The net interest margin increased 2 basis points to 3.77% for 2019, compared to 3.75% for 2018.

The following table sets forth selected financial ratios:

The following table sets forth selected financial ratios:	For the Year Ended December 31,
	2019	2018	2017
Return on average equity	9.52%	9.74%	5.64%
Return on average assets	0.80%	0.81%	0.49%
Dividend yield %	1.87%	1.73%	1.60%
Average equity to total average assets	8.43%	8.29%	8.61%

Effect of Economic Trends

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

Following a period of increasing rates, as of 1.25% to 1.50%. Between January 2018 and December 2018, the FOMC raised rates by 25 basis points four times, at which point the target rate for federal funds (“fed funds”) peaked at 2.25% to 2.50%. Beginning in July 2019, the FOMC began to decrease rates. Between July 2019 and October 2019, the FOMC decreased the target rate three times by 25 basis points.

In its December 11, 2019 statement, the FOMC stated it continues to seek to foster maximum employment and price stability. The FOMC judged that the current stance of monetary policy was appropriate to support sustained expansion of economic activity, strong labor market conditions, and inflation near the FOMC’s two percent objective. However, on March 3, 2020, the FOMC lowered the target range of the fed funds rate by 50 basis points in response to concerns related to risks the coronavirus poses to economic activity. Further, in response to concerns that the coronavirus could push the U.S. economy towards a recession, on March 15, 2020, the FOMC, at an emergency meeting lowered the target range of the federal funds rate by an additional 100 basis points. At that meeting, the Federal Reserve also announced that it would buy $700 billion in Treasury and mortgage-backed securities.

Thus, as of March 20, 2020, the FOMC has set a current target rate range of 0% to 0.25%. Long term interest rates have likewise decreased.

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

The allowance for loan losses is management’s estimate of the probable losses inherent in our loan portfolio. Management considers historical trends, industry trends, peer comparisons, as well as individual classified impaired loans, in addition to historical experience to evaluate the allowance for loan losses. The allowance is based on two basic principles of accounting: (i) ASC 450, Contingencies, which requires that losses be accrued when they are probable of occurring and are reasonably estimable and (ii) ASC 310, Receivables, which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Guidelines for determining allowances for loan losses are also provided in the SEC Staff Accounting Bulletin No. 102 – “Selected Loan Loss Allowance Methodology and Documentation Issues” and the Federal Financial Institutions Examination Council’s interagency guidance, “Interagency Policy Statement on the Allowance for Loan and Lease Losses” (the “FFIEC Policy Statement”). See “Management Discussion and Analysis Results of Operations – Asset Quality” below and Note 1 of the Notes to Consolidated Financial Statements for further discussion of the allowance for loan losses.

Other real estate owned (OREO) consists of properties acquired through foreclosure or deed in lieu of foreclosure. These properties are carried at fair value less estimated costs to sell at the date of foreclosure establishing a new cost basis. These properties are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Losses from the acquisition of property in full or partial satisfaction of loans are charged against the allowance for loan losses. Subsequent write-downs, if any, are charged against expense. Gains and losses on the sales of foreclosed properties are included in determining net income in the year of the sale. Operating costs after acquisition are expensed. The Bank had OREO totaling $2,339,000 and $2,430,000 as of December 31, 2019 and 2018, respectively.

RESULTS OF OPERATIONS

Year Ended December 31, 2019 compared to year ended December 31, 2018

Net Income

The net income for Financial for the year ended December 31, 2019 was $5,605,000 or $1.28 per basic and diluted share compared with net income of $5,302,000 or $1.21 per basic and diluted share for the year ended December 31, 2018. Note 13 of the consolidated financial statements provides additional information with respect to the calculation of Financial’s earnings per share.

The increase of $303,000 in 2019 net income compared to 2018 was due in large part to the following: i) an increase in net interest income in the amount of $1,376,000; iii) an increase in non-interest income of $1,953,000, or 37.31%; iv) a decrease in the provision for loan losses of $193,000, or 26.96%. These increases were partially offset by an increase in non-interest expenses of $3,219,000, or 15.28%. As discussed in more detail below, we charged off $363,000 in nonperforming loans during the year ended December 31, 2019 as compared with $1,064,000 in 2018. The amount of the provision for loan losses was $523,000 in the year ended December 31, 2019 as compared to $716,000 in 2018.

These operating results represent a return on average stockholders’ equity of 9.52% for the year ended December 31, 2019 compared to 9.74% for the year ended December 31, 2018. Despite the increase in net income, our return on average stockholder’s equity decreased because of an increase in the average equity resulting largely from an increase in the market value of the available-for-sale securities portfolio which is recorded in accumulated other comprehensive income net of the related tax effect. The return on average assets for the year ended December 31, 2019 was 0.80% compared to 0.81% in 2018.

Net Interest Income

The fundamental source of Financial’s earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. The significant categories of earning assets are loans, federal funds sold, interest-bearing balances at other banks, and investment securities, while deposits, fed funds purchased, and other borrowings represent interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operation.

Interest income increased to $29,816,000 for the year ended December 31, 2019 from $26,971,000 for the year ended December 31, 2018. This increase was due to i) the interest earned on the increase in loan balances; and ii) an increase in the yields on average earning assets which primarily consist of loans and investment securities, as discussed below.

Net interest income for 2019 increased $1,376,000 to $24,552,000 or 5.94% from net interest income of $23,176,000 in 2018. The growth in net interest income was due primarily to the additional interest generated from increased yields in our interest earning asset portfolio as compared to 2018 as well as in increase in interest-earning assets. This increase was partially offset by an increase in our interest expense of $1,469,000 to $5,264,000 in 2019 from $3,795,000 in 2018. Our interest expense increased primarily because of an increase in the rates paid on interest bearing liabilities and an increase in the balance of interest-bearing liabilities. The average balance of interest bearing liabilities increased 8.92% from $499,499,000 for the year ended December 31, 2018 to $544,038,000 for the year ended December 31, 2019. The average interest rate paid on interest bearing liabilities increased by 21 basis points from 0.76% in 2018 to 0.97% in 2019.

The net interest margin increased to 3.77% in 2019 from 3.75% in 2018. The average rate on earning assets increased 21 basis points from 4.36% in 2018 to 4.57% in 2019 and the average rate on interest-bearing deposits increased from 0.72% in 2018 to 0.93% in 2019.

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

Net Interest Margin Analysis

Average Balance Sheets

For the Years Ended December 31, 2019, 2018 and 2017

(dollars in thousands)

	2019			2018			2017
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned /Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1)(2)	$551,362	$27,413	4.97%	$519,850	$24,707	4.75%	$485,210	$21,980	4.53%
Loans AFS	3,559	146	4.10%	3,138	129	4.11%	2,628	101	3.84%
Federal funds sold	21,864	454	2.08%	20,832	393	1.89%	11,869	133	1.12%
Interest-bearing bank balances	14,907	326	2.19%	12,594	227	1.80%	7,457	82	1.10%
Securities (3)	58,584	1,384	2.36%	60,880	1,443	2.37%	54,913	1,311	2.39%
Federal agency equities	1,378	92	6.74%	1,402	74	5.28%	1,345	73	5.43%
CBB equity	116	1	0.86%	116	—	0.00%	116	—	0.00%

Total earning assets	651,770	29,816	4.57%	618,812	26,973	4.36%	563,538	23,680	4.20%

Allowance for loan losses	(4,722)			(4,650)			(5,072)
Non-earning assets	51,607			42,776			43,354

Total assets	$698,655			$656,938			$601,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$253,642	$1,316	0.52%	$206,342	$767	0.37%	$192,932	$494	0.26%
Savings	92,598	221	0.24%	102,383	194	0.19%	105,996	228	0.22%
Time deposits	190,512	3,456	1.81%	184,924	2,617	1.42%	174,064	2,071	1.19%

Total interest bearing deposits	536,752	4,993	0.93%	493,649	3,578	0.72%	472,992	2,793	0.59%
Other borrowed funds
Fed funds purchased	—	—	0.00%	—	—	0.00%	1	—	0.00%
Repurchase agreements	—	—	0.00%	—	—	0.00%	795	13	1.64%
Other borrowings	—	—	0.00%	850	17	2.00%	—	—	0.00%
Financing leases	2,286	71	3.11%	—	—	0.00%	—	—	0.00%
Capital Notes	5,000	200	4.00%	5,000	200	4.00%	4,671	187	4.00%

Total interest-bearing liabilities	544,038	5,264	0.97%	499,499	3,795	0.76%	478,459	2,993	0.63%

Non-interest bearing deposits	91,928			101,785			70,791
Other liabilities	3,818			1,193			781

Total liabilities	639,784			602,477			550,031
Stockholders’ equity	58,871			54,461			51,789

Total liabilities and Stockholders’ equity	$698,655			$656,938			$601,820

Net interest earnings		$24,552			$23,178			$20,687

Net interest margin			3.77%			3.75%			3.67%

Interest spread			3.61%			3.60%			3.58%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)

The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities using the Company’s applicable federal tax rate of 21% for 2019 and 2018 and 34% for 2017.

Interest income and expenses are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest bearing liabilities, and by the interaction of rate and volume factors. The following table shows the direct causes of the year-to-year changes in components of net interest income on a taxable equivalent basis.

	Volume and Rate (dollars in thousands) Years Ending December 31,
	2019			2018			2017
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense
Loans	$1,548	$1,175	$2,723	$1,646	$1,109	$2,755	$1,466	$134	$1,600
Federal funds sold	20	41	61	136	124	260	34	65	99
Interest bearing deposits	45	54	99	75	70	145	8	43	51
Securities	(53)	(6)	(59)	143	(11)	132	331	4	335
Restricted stock	(1)	21	20	3	(2)	1	167	(161)	6

Total earning assets	1,560	1,284	2,844	2,003	1,290	3,293	2,006	85	2,091

Liabilities:
Demand interest bearing	198	351	549	39	234	273	51	91	142
Savings	(15)	42	27	(7)	(27)	(34)	(10)	—	(10)
Time deposits	83	756	839	133	414	546	216	112	328
Federal funds purchased	—	—	—	—	—	—	(2)	(2)	(4)
Capital notes	—	—	—	13	—	13	180	(1)	179
Repurchase agreements and other borrowings	—	—	—	10	(7)	3	6	7	13

Total interest-bearing liabilities	$266	$1,149	$1,415	$188	$614	$802	$441	$207	$648

Change in net interest income	$1,294	$135	$1,429	$1,815	$676	$2,491	$1,564	$(122)	$1,442

Noninterest Income of Financial

Noninterest income has been and will continue to be an important factor for increasing our profitability. Our management continues to review and consider areas where noninterest income can be increased. Noninterest income (excluding securities gains and losses) consists of income from mortgage originations and sales, service fees, income from life insurance, income from credit and debit card transactions, and fees generated by the investment services of Investment. Service fees consist primarily of monthly service and minimum account balance fees and charges on transactional deposit accounts, treasury management fees, overdraft charges, and ATM service fees.

The Bank, through the Mortgage Division originates both conforming, non-conforming consumer residential mortgage, and reverse mortgage loans primarily in the Region 2000 area as well as in Charlottesville, Harrisonburg, Roanoke, Lexington, and Blacksburg. As part of the Bank’s overall risk management strategy, all of the loans originated and closed by the Mortgage Division are presold to mortgage banking or other financial institutions. The Mortgage Division assumes no credit or interest rate risk on these mortgages.

The Mortgage Division originated 768 mortgage loans, totaling approximately $163,394,000 during the year ended December 31, 2019 as compared with 555 mortgage loans, totaling $115,331,000 in 2018. Income improved with the increased origination volume, which is attributable in part to an improving residential real estate market throughout our footprint as well as falling long-term interest rates. Beginning in 2013 we began operating the Mortgage Division with hybrid correspondent relationships that allow the Bank to close loans in its name before an investor purchases the loan. By using the Bank’s funds to close the loan (as compared to a broker relationship in which loans are funded by the purchaser of the mortgage), the Bank is able to obtain better pricing due to the slight increase in risk. In 2018 and 2019, the Mortgage Division continued to operate in an environment in which real estate values continued to improve. Loans for new home purchases comprised 75% of the total volume in 2018 as compared to 65% in 2019. The Mortgage Division’s revenue is derived from gains on sales of loans-held-for sale to the secondary market. For the year ended December 31, 2019, the Mortgage Division accounted for 11.50% of Financial’s total revenue as compared with 9.06% of Financial’s total revenue for the year ended December 31, 2018. Mortgage contributed $1,125,000 and $514,000 to Financial’s pre-tax net income in 2019 and 2018, respectively. Management anticipates that residential mortgage rates will continue to fall in the short-term and remain at or near historical lows. However, management also anticipates that if rates trend higher, the majority of the loan mix will continue to lean towards new home purchases and away from refinancing. In addition, the Tax and Jobs Act is likely to increase the number of taxpayers that utilize the standard deduction, which could make smaller mortgage loans less attractive.

The Mortgage Division continues to increase its market share in its service areas. We opened a new mortgage origination office in Roanoke in October, 2013 and began originating mortgages in Charlottesville in March, 2014. In addition, in the first quarter of 2016, we hired a new mortgage loan origination officer for the Harrisonburg Market and in 2018 we opened a mortgage origination office in Blacksburg, Virginia with one producer. In 2018, we added one additional mortgage producer in Roanoke and in 2019, a second producer was also added in Blacksburg. In early 2020, a mortgage producer was added at the Bank’s branch location in Lexington. Management expects that continued historically low rates coupled with the Mortgage Division’s reputation in its markets and our recently-added offices and producers present an opportunity for us to continue to grow the Mortgage Division’s revenue.

Service charges and fees and commissions decreased to $1,785,000 for the year ended December 31, 2019 from $1,871,000 for the year ended December 31, 2018 primarily due to decreases related to commissions on the sales of securities and debit card fees. These decreases were partially offset by an increase in treasury management fees.

Investment provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. Investment’s financial impact on our consolidated revenue has been minimal. Although management cannot predict the financial impact of Investment with certainty, management anticipates it will continue to be a relatively small component of revenue in 2020.

In the third quarter of 2008, we began providing insurance and annuity products to Bank customers and others, through the Bank’s Insurance subsidiary. The Bank has one full-time and one part-time employee that are dedicated to selling insurance products through Insurance. Insurance generates minimal revenue and its financial impact on our consolidated revenue has been immaterial. Management anticipates that Insurance’s impact on noninterest income will remain immaterial in 2020.

Noninterest income, exclusive of gains and losses on the sale and call of securities, increased to $6,794,000 in 2019 from $5,235,000 in 2018. Inclusive of gains and losses on the sale and call of securities, noninterest income increased to $7,188,000 in 2019 from $5,235,000 in 2018. The following table summarizes our noninterest income for the periods indicated.

	Noninterest Income (dollars in thousands) December 31,
	2019	2018
Gains on sale of loans held for sale	$4,254	$2,918
Service charges, fees and commissions	1,785	1,871
Life insurance income	679	341
Other	76	105
Gain on sales and calls of securities, net	394	—

Total noninterest income	$7,188	$5,235

The increase in noninterest income for 2019 as compared to 2018 was primarily due to an increase in income from gains on sale of loans held for sale, increase in life insurance income (including income from a death benefit) and an increase in gains on sales of securities.

Noninterest Expense of Financial

Noninterest expenses increased from $21,064,000 for the year ended December 31, 2018 to $24,283,000 for the year ended December 31, 2019. The following table summarizes our noninterest expense for the periods indicated.

	Noninterest Expense (dollars in thousands) December 31,
	2019	2018
Salaries and employee benefits	$13,092	$11,279
Occupancy	1,655	1,522
Equipment	2,107	1,600
Supplies	597	548
Professional, data processing and other outside expenses	3,432	3,226
Marketing	866	611
Credit expense	653	528
Other real estate expenses	366	227
FDIC insurance expense	226	398
Other	1,289	1,125

Total noninterest expense	$24,283	$21,064

The increase in non-interest expense was due in large part to an increase in compensation and benefits and occupancy and equipment. To a lesser degree supplies, professional expenses, marketing, credit, other real estate expense and other expense also contributed to the overall increase. Our total personnel expense, net of direct salary costs incurred in originating certain loans (in accordance with current accounting rules), increased to $13,092,000 for the year ended December 31, 2019, from $11,279,000 for the year ended December 31, 2018. The increase in non-interest expense resulted from expenses associated with the recent expansion into Charlottesville, Harrisonburg, Roanoke, Appomattox, Lexington, and Rustburg, and, to a lesser extent, additional mortgage personnel. Compensation for some employees of the Mortgage Division and Investment is commission-based and therefore subject to fluctuation.

The efficiency ratio, that is the cost of producing each dollar of revenue, is determined by dividing noninterest expense by the sum of net interest income plus noninterest income. Financial’s efficiency ratio increased from 74.14% in 2018 to 76.51% in 2019. Our efficiency ratio increased because the increase in noninterest expense was greater than the increases in net interest income and noninterest income.

Income Tax Expense

For the year ended December 31, 2018, Financial had federal income tax expense of $1,329,000, as compared to a federal income tax expense of $1,329,000 in 2019, which equates to effective tax rates of 20.04% and 19.17%, respectively. Our effective tax rate was lower than the statutory corporate tax rate in 2018 and 2019 because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance, and certain tax free municipal securities. Note 12 of the consolidated financial statements provides additional information with respect to our 2018 and 2019 federal income tax expense and deferred tax accounts.

ANALYSIS OF FINANCIAL CONDITION

As of December 31, 2019 and December 31, 2018

General

Our total assets were $725,394,000 at December 31, 2019, an increase of $50,497,000 or 7.48% from $674,897,000 at December 31, 2018, primarily due to an increase in loans and securities available-for-sale, both of which were primarily funded by an increase in deposits. These increases were offset in part by decreases in cash and cash equivalents. As explained in more detail below, deposits increased from $612,043,000 on December 31, 2018 to $649,459,000 on December 31, 2019. Loans, net of unearned income and the allowance, increased to $573,274,000 on December 31, 2019 from $530,016,000 on December 31, 2018.

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

Loans, net of unearned income and the allowance, increased to $573,274,000 on December 31, 2019 from $530,016,000 on December 31, 2018. Total loans, including loans held for sale increased to $582,324,000 on December 31, 2019 from $536,267,000 on December 31, 2018. The increase in total loans was partially due to enhanced marketing efforts and increased penetration into the Charlottesville, Harrisonburg, and Roanoke markets. We anticipate that these offices will continue to add to our loan balances. The increase is also attributed to increased calling and sales efforts by our lenders. Despite these factors, competition for qualified borrowers remains strong.

As of December 31, 2019, the Bank had $1,301,000, or 0.23% of its total loans, in non-accrual status compared with $2,939,000, or 0.55% of its total loans, at December 31, 2018. Management is continuing its efforts to reduce non-performing assets through enhanced collection efforts and the liquidation of underlying collateral. The Bank attempts to work with borrowers on a case-by-case basis to attempt to protect the Bank’s interests. However, despite our commitment, a reduction of non-accrual loans can be dependent on a number of factors, including improvements in employment, housing, and overall economic conditions at the local, regional and national levels. See “Asset Quality” below.

The following table summarizes the composition of the Bank’s loan portfolio for the periods indicated by dollar amount:

	Loan Portfolio (dollars in thousands) December 31,
	2019	2018	2017	2016	2015
Commercial	$114,257	$92,877	$96,127	$88,085	$76,773
Commercial real estate	303,900	289,171	251,807	237,638	217,125
Consumer	89,945	86,191	83,746	85,099	81,531
Residential	70,001	66,358	64,094	59,247	59,699

Total loans	578,103	534,597	495,774	470,069	435,128
Less allowance for loan losses	4,829	4,581	4,752	5,716	4,683

Net loans	$573,274	$530,016	$491,022	$464,353	$430,445

The following table sets forth the maturities of the loan portfolio at December 31, 2019:

	Remaining Maturities of Selected Loans (dollars in thousands) At December 31, 2019
	Less than One Year	One to Five Years	Greater than Five Years	Total
Commercial	$17,030	$37,196	$60,032	$114,257
Commercial real estate	18,427	38,745	246,727	303,900
Consumer	10,980	22,377	56,589	89,945
Residential	18,366	4,260	47,374	70,001

Total	$64,803	$102,578	$410,722	$578,103

For maturities over one year:
Fixed Rates	$115,460	22.49%
Variable Rates	397,840	77.51%

Total	$513,300

Deposits

We experienced an increase in deposits from $612,043,000 at December 31, 2018 to $649,459,000 at December 31, 2019, for an increase of 6.11%. Noninterest-bearing deposits increased $2,580,000 or 2.82% from $91,356,000 at December 31, 2018 to $93,936,000 at December 31, 2019. The increase in non-interest-bearing deposits was due to the recent expansion into in Charlottesville, Harrisonburg, Roanoke, and most recently, Appomattox and Rustburg, as well as increased and continued efforts to procure the primary checking accounts of our commercial loan customers through offering treasury services. Interest-bearing deposits increased $34,836,000, or 6.69%, from $520,687,000 at December 31, 2018 to $555,523,000 at December 31, 2019. A total of $10,020,000 and $20,064,000 in brokered certificates of deposit was included in total time deposits at December 31, 2019 and 2018, respectively.

The following table sets forth the average deposit balances and the rates paid on deposits for the years indicated:

	Average Deposits and Rates Paid (dollars in thousands) Year Ended December 31,
	2019		2018		2017
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$91,928	—	$101,785	—	$70,791	—

Interest-bearing deposits
Interest checking	$193,306	0.52%	$138,347	0.34%	$127,711	0.21%
Money market	60,336	0.53%	67,995	0.42%	65,221	0.38%
Savings	92,598	0.24%	102,383	0.18%	105,996	0.19%
Time deposits
Less than $100,000	83,980	1.71%	80,628	1.32%	77,418	1.13%
$100,000 but < $250,000	63,986	1.88%	60,268	1.40%	58,381	1.17%
Greater than $250,000	42,546	1.92%	44,028	1.59%	38,265	1.34%

Total interest-bearing deposits	$536,752	0.93%	$493,649	0.72%	$472,992	0.59%

Total deposits	$628,680		$595,434		$543,783

The following table includes a summary of maturities of CDs greater than $100,000:

	Maturities of CD’s Greater than $ 100,000 (dollars in thousands)
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total
At December 31, 2019	$6,937	$7,776	$42,057	$47,431	$104,201

Cash and Cash Equivalents

Cash and cash equivalents decreased from $50,325,000 on December 31, 2018 to $39,111,000 on December 31, 2019. Federal funds sold amounted to $8,317,000 on December 31, 2019 compared to $23,600,000 on December 31, 2018. Fluctuations in federal funds sold generally are related to fluctuations in transactional accounts and professional settlement accounts as discussed above, and use of cash and cash equivalents to fund loan growth.

Investment Securities

The investment securities portfolio of the Bank is used as a source of income and liquidity.

The following table summarizes the fair value of the Bank’s securities portfolio for the periods indicated:

	Securities Portfolio (dollars in thousands) December 31,
	2019	2018	2017
Held-to-maturity
U.S. agency obligations	$3,861	$3,515	$5,619

Available-for-sale
U.S. treasuries	1,964	1,845	1,858
U.S. agency obligations	32,108	23,267	23,850
Mortgage - backed securities	10,264	11,876	13,388
Municipals	11,222	12,009	12,274
Corporates	4,097	3,730	3,942

Total available-for-sale	$59,655	$52,727	$55,312

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

Securities held-to-maturity at carrying cost decreased from $3,700,000 as of December 31, 2018 to $3,688,000 as of December 31, 2019. This decrease resulted from the amortization of premiums within the held-to-maturity portfolio. The decision to invest in securities held-to-maturity is based on the same factors as the decision to invest in securities available-for-sale except that management invests surplus funds in securities held-to-maturity only after concluding that such funds will not be necessary for liquidity purposes during the term of such security. However, the held-to-maturity securities may be pledged for such purposes as short term borrowings and as collateral for public deposits.

The portfolio of securities available-for-sale increased to $59,655,000 as of December 31, 2019 from $52,727,000 as of December 31, 2018. The increase is a result of an increase in the fair value of available-for-sale securities along with the fact that we purchased more securities available-for-sale than we sold or were called. During 2019, the Bank purchased $16,991,000 of available-for-sale securities. During 2019, the Bank sold $9,733,000 in available-for-sale securities. The Bank realized $3,171,000 from paydowns related to the normal amortization of principal related to the Bank’s mortgage backed securities, calls, and maturities.

The following table shows the maturities of held-to-maturity and available-for-sale securities at amortized cost and fair value at December 31, 2019 and 2018 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are not shown on a tax equivalent basis. Financial attempts to maintain diversity in its portfolio and maintain credit quality and repricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on Financial’s securities, see Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution / Yield Analysis (dollars in thousands) At December 31, 2019
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Held-to-maturity
U.S. Agency
Amortized cost	$—	$—	$—	$3,688	$3,688
Fair value	$—	$—	$—	$3,861	$3,861
Weighted average yield				2.98%
Available-for-sale securities
U.S. Treasury
Amortized cost	$—	$—	$1,966	$—	$1,966
Fair value	$—	$—	$1,964	$—	$1,964
Weighted average yield			1.77%
U.S. Agency
Amortized cost	$—	$3,000	$17,558	$11,605	$32,163
Fair value	$—	$2,996	$17,705	$11,407	$32,108
Weighted average yield		1.78%	2.32%	2.21%
Mortgage Backed Securities
Amortized cost	$—	$885	$3,897	$5,576	$10,328
Fair value	$—	$877	$3,847	$5,540	$10,264
Weighted average yield		1.71%	2.25%	2.22%
Municipals
Amortized cost	$—	$2,984	$2,142	$5,992	$11,118
Fair value	$—	$3,001	$2,145	$6,076	$11,222
Weighted average yield		2.31%	2.66%	2.95%
Corporates
Amortized cost	$—	$1,511	$2,575	$—	$4,086
Fair value	$—	$1,521	$2,576	$—	$4,097
Weighted average yield		2.14%	2.37%
Total portfolio
Amortized cost	$—	$8,380	$28,108	$26,861	$63,349
Fair value	$—	$8,395	$28,237	$26,884	$63,516
Weighted average yield		2.02%	2.30%	2.48%

	Securities Portfolio Maturity Distribution / Yield Analysis (dollars in thousands)
	At December 31, 2018
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Held-to-maturity
U.S. Agency
Amortized cost	$—	$—	$—	$3,700	$3,700
Fair value	$—	$—	$—	$3,515	$3,515
Weighted average yield				2.98%
Available-for-sale securities
U.S. Treasury
Amortized cost	$—	$—	$1,961	$—	$1,961
Fair value	$—	$—	$1,845	$—	$1,845
Weighted average yield			1.77%
U.S. Agency
Amortized cost	$—	$—	$16,245	$8,456	$24,701
Fair value	$—	$—	$15,297	$7,970	$23,267
Weighted average yield			2.19%	2.62%
Mortgage Backed Securities
Amortized cost	$—	$1,358	$4,595	$6,437	$12,390
Fair value	$—	$1,317	$4,438	$6,121	$11,876
Weighted average yield		1.66%	2.21%	2.33%
Municipals
Amortized cost	$—	$2,097	$3,651	$6,664	$12,412
Fair value	$—	$2,046	$3,542	$6,421	$12,009
Weighted average yield		2.09%	2.48%	2.91%
Corporates
Amortized cost	$—	$1,514	$2,588	$—	$4,102
Fair value	$—	$1,439	$2,291	$—	$3,730
Weighted average yield		2.20%	2.37%
Total portfolio
Amortized cost	$—	$4,969	$29,040	$25,257	$59,266
Fair value	$—	$4,802	$27,413	$24,027	$56,242
Weighted average yield		1.96%	2.22%	2.68%

Cash surrender value of bank-owned life insurance

The Company has funded bank-owned life insurance (BOLI) for a small group of its officers. The Company is the owner and sole beneficiary of the BOLI policies. As of December 31, 2019, the BOLI had a cash surrender value of $13,686,000, an increase of $327,000 from the cash surrender value of $13,359,000 as of December 31, 2018. The entire $327,000 increase resulted from an increase in the cash surrender value relating to the aggregate earnings on all of the BOLI policies and there were no additional BOLI purchases in 2019. The value of BOLI increases from the cash surrender values of the pool of insurance. The increase in cash surrender value is recorded as a component of noninterest income; however, the Company does not pay tax on the increase in cash value. This profitability is used to offset a portion of current and future employee benefit costs. BOLI can be liquidated if necessary with associated tax costs. However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position. Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

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

The objective of liquidity management for the Bank is to ensure the continuous availability of funds to meet the demands of depositors, investors and borrowers. Liquidity management involves monitoring the Bank’s sources and uses of funds in order to meet the day-to-day cash flow requirements while maximizing profits. Stable core deposits and a strong capital position are the components of a solid foundation for the Bank’s liquidity position. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of securities held-to-maturity is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net non-maturity deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

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

At December 31, 2019, liquid assets, which include cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, and securities available-for-sale totaled $98,766,000 as compared to $103,052,000 at December 31, 2018. Management deems liquidity to be sufficient. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $18,619,000 (current carrying value) of these securities are pledged to secure public deposits, or unfunded lines of credit. In the event any secured line of credit is drawn upon, the related debt would need to be repaid before the securities could be sold and converted to cash.

The following table sets forth non-deposit sources of funding:

Funding Sources (dollars in thousands)
	December 31, 2019
Source	Capacity	Outstanding	Available
Federal funds purchased lines (unsecured)	$26,000	$—	$26,000
Federal funds purchased lines (secured)	7,635	—	7,635
Reverse repurchase agreements	5,000	—	5,000
Borrowings from FHLB Atlanta (1)	177,112	—	177,112

Total	$215,747	$—	$215,747

(1)

Currently the Bank has in place pledged collateral in the amount of approximately $46,311,000 against which $0 was drawn and outstanding on December 31, 2019. Additional collateral would be required to be pledged in order for the full $177,112,000 to be available.

At the end of 2019, approximately 36.46%, or $210,753,000 of the loan portfolio would mature or could reprice within a one-year period. At December 31, 2019, non-deposit sources of available funds totaled $215,747,000, which included $177,112,000 available from the FHLBA.

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

Effective January 1, 2015, the final rules require the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the previous requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the previous requirement); and (iv) a leverage ratio of 4.0% of total assets. These initial capital requirements were phased in over a five-year period. The phase in is complete, and as of January 1, 2019, the rules require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

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

The new capital requirements also include changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on non-accrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights (from 0% to up to 600%) for equity exposures.

The Bank’s regulatory capital levels exceed those established for well-capitalized institutions. If the new minimum capital ratios described above had been effective as of December 31, 2018, based on management’s interpretation and understanding of the new rules, Financial would have remained “well capitalized” as of such date.

The following table (along with Note 18 of the consolidated financial statements) shows the minimum capital requirements and the Bank’s capital position as of December 31, 2019 and 2018.

Analysis of Capital for Bank of the James (Bank only)
(dollars in thousands)
Analysis of Capital (in 000’s)	December 31, 2019	December 31, 2018
Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	22,325	22,325
Retained earnings	40,194	35,985

Total Tier 1 capital	$66,261	$62,052

Common Equity Tier 1 Capital (CET1)	$66,261	$62,052

Tier 2 capital
Allowance for loan losses	$4,829	$4,581
Total Tier 2 capital:	$4,829	$4,581

Total risk-based capital	$71,090	$66,633

Risk weighted assets	$616,269	$564,184
Average total assets	$725,395	$670,879

	Actual		Regulatory Benchmarks
			For Capital	For Well-
	December 31, 2019	December 31, 2018	Adequacy Purposes (1)	Capitalized Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.13%	9.25%	4.000%	5.000%
Common Equity Tier 1 capital	10.75%	11.00%	7.000%	6.500%
Tier 1 risk-based capital ratio	10.75%	11.00%	8.500%	8.000%
Total risk-based capital ratio	11.54%	11.81%	10.500%	10.000%

(1)	Includes capital conservation buffer after full phase-in.

During the first quarter of 2017, Financial closed a private placement of unregistered debt securities (the “2017 Offering”) pursuant to which Financial issued $5,000,000 in principal of notes (the “2017 Notes”). The 2017 Notes are scheduled to mature on January 24, 2022, but were subject to prepayment in whole or in part on or after January 24, 2018 at Financial’s sole discretion on 30 days written notice to the holders. The Company contributed $3,000,000 of the proceeds from the 2017 Offering to the Bank as additional paid in capital. The remainder of the proceeds were retained at the parent level to service the debt and pay dividends.

The proceeds from the 2017 Offering, existing capital, and funds generated from operations provide Financial with sufficient liquidity and capital with which to operate.

The capital ratios set forth in the above tables state the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $3 billion, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis would be slightly lower than the capital ratios of the Bank because the of the Company’s decision to contribute $3,000,000 in proceeds from the 2017 Offering to the Bank.

Stockholders’ Equity

Stockholders’ equity increased by $6,302,000 from $55,143,000 on December 31, 2019 to $61,445,000 on December 31, 2018 because of net income of $5,605,000, less cash dividends paid, plus other comprehensive income for the period.

ASSET QUALITY

We perform monthly reviews of all delinquent loans and loan officers are charged with working with customers to resolve potential payment issues. We generally classify a loan as non-accrual when interest is deemed uncollectible or when the borrower is 90 days or more past due. We generally restore a loan if i) a borrower is no longer 90 days past due on the loan and the borrower has demonstrated the capacity to repay the loan for six consecutive months or ii) the loan committee of the Board of Directors determines that a borrower has the capacity to repay the loan.

Non-accrual loans decreased to $1,301,000 on December 31, 2019 from $2,939,000 on December 31, 2018. The decrease in non-accrual loans is primarily resulted from a) $785,000 of transfers from loans to OREO and the subsequent sales of these assets; and b) the reclassification of two previously non-performing relationships totaling approximately $853,000 to performing. As set forth in tabular form below, total charge-offs during 2019 were $363,000 compared to $1,064,000 in 2018.

We also classify other real estate owned (OREO) as a nonperforming asset. OREO is the value of real property acquired by the Bank following default by the borrower. During the twelve months ended December 31, 2019 the Bank acquired ten (10) additional OREO properties and disposed of eight (8) OREO properties, wrote down an additional $287,000 and, as of December 31, 2019 is carrying eleven (11) OREO properties at a value of $2,339,000, as compared to nine (9) properties with a value of $2,430,000 as of December 31, 2018. The OREO properties are available for sale and are being actively marketed on the Bank’s website and through other means. The following table represents the changes in OREO balance in 2019 and 2018.

OREO Changes (Dollars in Thousands)
	Year Ended December 31,
	2019	2018
Balance at the beginning of the year (net)	$2,430	$2,650
Transfers from Loans	785	850
Capitalized costs	—	—
Valuation Adjustment	(287)	(185)
Sales proceeds	(570)	(846)
Gain (loss) on disposition	(19)	(39)

Balance at the end of the year (net)	$2,339	$2,430

Non-accrual loans plus OREO decreased to $3,640,000 on December 31, 2019 from $5,369,000 on December 31, 2018, a decrease of 32.20%.

We also classify troubled debt restructurings (TDRs) as both performing and nonperforming assets. We measure impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. TDRs occur when we agree to significantly modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. These concessions typically are made for loss mitigation purposes and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Performing TDRs decreased to $410,000 on December 31, 2019 from $424,000 on December 31, 2018.

The following table sets forth the number of outstanding TDR contracts and the total amount of the Bank’s TDRs as of December 31, 2019 and 2018.

Troubled Debt Restructurings (Dollars in Thousands)
	December 31,
	2019	2018
Number of performing TDR contracts	3	3
Number of nonperforming TDR contracts	—	—

Total number of TDR contracts	3	3

Amount of performing TDR contracts	$410	$424
Amount of nonperforming TDR contracts	—	—

Total amount of TDRs contracts	$410	$424

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

The Bank’s allowance for loan losses increased 5.41% from $4,581,000 on December 31, 2018 to $4,829,000 on December 31, 2019, primarily due to an increase in the general reserves which was partially offset by a decrease in in specific reserves , both of which are discussed in the following paragraph.

The Company’s allowance for loan losses to total losses declined from 0.86% at December 31, 2018 to 0.84% at December 31, 2019, primarily as a result of the decline in recorded specific reserves that were reduced through charge-offs (ASC 310). The general reserve component of the allowance for loan losses remained relatively consistent with the prior year end. Management intends to continue to be proactive in quantifying and mitigating the ongoing risk associated with all asset classes. Management has provided for the anticipated losses on its non-accrual loans through specific impairment in the allowance for loan loss.

Despite the decrease in individual loan impairment, our general reserves (ASC 450) increased in the commercial, consumer, and residential segments. The increase was largely driven by increased balances in the commercial and residential asset classes.

No non-accrual loans were excluded from impaired loans at December 31, 2019 and 2018. If interest on these loans had been accrued, such income cumulatively would have approximated $207,000 and $198,000 at December 31, 2019 and December 31, 2018, respectively. Loan payments received on non-accrual loans are applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the nonperforming loan totals listed below. The following table sets forth the detail of loans charged-off, recovered, and the changes in the allowance for loan losses as of the dates indicated:

	Allowance for Loan Losses
	(dollars in thousands)
	At December 31,
	2019	2018	2017	2016	2015
Balance, beginning of period	$4,581	$4,752	$5,716	$4,683	$4,790
Loans charged-off:
Commercial	106	395	1,652	328	294
Commercial real estate	26	230	91	156	64
Consumer	189	405	246	275	257
Residential	42	34	105	—	—

Total loans charged off	$363	$1,064	$2,094	$759	$615

Recoveries:
Commercial	$35	$113	$6	$7	$14
Commercial real estate	5	4	41	127	122
Consumer	44	60	51	44	54
Residential	4	—	39	2	36

Total recoveries	$88	$177	$137	$180	$226

Net charge-offs	$275	$887	$1,957	$579	$389
Provision for loan losses	523	716	993	1,612	282

Balance, end of period	$4,829	$4,581	$4,752	$5,716	$4,683

The following table shows the balance and percentage of the Bank’s allowance for loan losses allocated to each major category of loans:

	Allocation of Allowance for Loan Losses (dollars in thousands)
	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$1,330	19.76%	$1,136	17.38%	$1,264	19.39%	$2,192	18,74%	$1,195	17.64%
Commercial – real estate	1,932	52.57%	1,831	54.09%	1,738	50.79%	2,109	50.55%	1,751	49.90%
Consumer	865	15.56%	956	16.12%	1,172	16.89%	954	18.10%	1,073	18.74%
Residential	702	12.11%	658	12.41%	578	12.93%	461	12.61%	664	13.72%

	$4,829	100.00%	$4,581	100.00%	$4,752	100.00%	$5,716	100.00%	$4,683	100.00%

The following table provides information on the Bank’s nonperforming assets as of the dates indicated:

	Nonperforming Assets (dollars in thousands) At December 31,
	2019	2018	2017	2016	2015
Non-accrual loans	$1,301	$2,939	$4,309	$2,550	$3,406
Foreclosed property (OREO)	2,339	2,430	2,650	2,370	1,965
Loans past due 90 days accruing interest	—	—	—	—	—

Total nonperforming assets	$3,640	$5,369	$6,959	$4,920	$5,371

Restructured loans – performing portion (TDR)	$410	$424	$440	$455	$646
Allowance for loan losses to period end loans	0.84%	0.86%	0.96%	1.22%	1.08%
Nonperforming assets to period end loans	0.63%	1.00%	1.40%	1.05%	1.23%
Net charge-offs to average loans	0.05%	0.17%	0.40%	0.13%	0.09%
Allowance for loan losses to non-performing loans	371.18%	155.87%	110.28%	224.16%	137.49%

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

Management monitors interest rate levels on a daily basis and meets in the form of an Enterprise Risk Management and Asset/Liability Committee (“ALCO”) meeting at least quarterly, or when a special situation arises (e.g., FOMC unscheduled rate change). The following reports and/or tools are used to assess the current interest rate environment and its impact on Financial’s earnings and liquidity: monthly and year-to-date net interest margin and spread calculations, monthly and year-to-date balance sheet and income statements versus budget (including quarterly interest rate shock analysis), quarterly economic value of equity analysis, a weekly survey of rates offered by other local competitive institutions, and gap analysis which matches maturities or repricing dates of interest sensitive assets to those of interest sensitive liabilities.

Financial currently subscribes to computer simulated modeling tools made available through its consultant, FinPro, Inc., to aid in asset/liability analysis. In addition to monitoring by ALCO, the board is informed of the current asset/liability position and its potential effect on earnings at least quarterly.

Other Borrowings

Financial uses borrowing in conjunction with deposits to fund lending and investing activities. Borrowings include funding of a short and long-term nature.

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. -term borrowings may also include federal funds purchased, which are unsecured overnight borrowings from other financial institutions, which totaled $0 as of December 31, 2019 and December 31, 2018. Unsecured federal funds lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $13,000,000, PNC Bank $6,000,000, Suntrust Bank, $3,000,000, and Zions Bank, $4,000,000. In addition, the Bank maintains a $5,000,000 reverse repurchase agreement with Suntrust whereby securities may be pledged as collateral in exchange for funds for a minimum of 30 days with a maximum of 90 days. The Bank also maintains a secured federal funds line with Community Bankers’ Bank whereby it may pledge securities as collateral with no specified minimum or maximum amount or term. The amount outstanding on the Community Bankers’ Bank secured fed funds line was $0 as of December 31, 2019 and 2018.

Long-term borrowings may be obtained through the Federal Home Loan Bank of Atlanta (“FHLBA”). The Bank’s remaining available credit through the FHLBA is $177,112,000 as of December 31, 2019, the most recent calculation. Currently the Bank has in place pledged collateral in the amount of approximately $46,311,000 against which $0 was drawn and outstanding on December 31, 2019. Additional collateral would be required to be pledged in order for the full $177,112,000 to be available.

Off-Balance Sheet Arrangements

At December 31, 2019, the Bank had rate lock commitments to originate mortgage loans through its Mortgage Division amounting to approximately $11,294,000 and loans held for sale of $4,221,000. The Bank has entered into corresponding commitments with third party investors to sell each of these loans that close. No other obligation exists.

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

	Contract Amounts (dollars in thousands) at
	December 31,
	2019	2018
Commitments to extend credit	$134,186	$129,485
Standby letters of credit	3,469	2,972

Total	$137,655	$132,457

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

The Bank rents, under non-cancelable leases eight of its banking facilities and one mortgage production office. The Bank has liability in the form of minimum annual rental commitments under these leases as follows:

Year Ending	Amount (in thousands)
2020	$636
2021	572
2022	536
2023	533
2024	323
Thereafter	144

$2,744

Expansion Plans

Subject to regulatory approval, the Bank anticipates opening additional branches during the next two fiscal years. Although numerous factors could influence the Bank’s expansion plans, the following discussion provides a general overview of the undeveloped real property that the Bank is holding as a potential branch.

Timberlake Road Area, Campbell County (Lynchburg), Virginia. As previously disclosed, the Bank has purchased certain real property located at the intersection of Turnpike and Timberlake Roads, Campbell County, Virginia. The Bank has not determined when it will open a branch at this location. The Bank has determined that the existing structure is not suitable for use as a bank branch.

The Bank estimates that the cost of improvements, furniture, fixtures, and equipment necessary to upfit the property at the undeveloped location will be between $900,000 and $1,500,000.

Although the Bank cannot predict with certainty the financial impact of each new branch, management generally anticipates that each new branch will become profitable within 12 to 18 months of opening.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on us, see “Impact of Recent Accounting Pronouncements” in Note 24 to the consolidated financial statements included in Item 8 of this Form 10-K.

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

In order to ensure that Financial’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) in 2013, by the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2019.

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

/s/ Robert R. Chapman III Chief Executive Officer & President March 20, 2020	/s/ J. Todd Scruggs Secretary-Treasurer (Principal Financial Officer) March 20, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Bank of the James Financial Group, Inc.

Lynchburg, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bank of the James Financial Group, Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Winchester, Virginia

March 20, 2020

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31, 2019	December 31, 2018
Assets
Cash and due from banks	$30,794	$26,725
Federal funds sold	8,317	23,600

Total cash and cash equivalents	39,111	50,325
Securities held-to-maturity (fair value of $3,861 in 2019 and $3,515 in 2018)	3,688	3,700
Securities available-for-sale, at fair value	59,655	52,727
Restricted stock, at cost	1,506	1,462
Loans, net of allowance for loan losses of $4,829 in 2019 and $4,581 in 2018	573,274	530,016
Loans held for sale	4,221	1,670
Premises and equipment, net	16,698	13,426
Interest receivable	1,866	1,742
Cash value - bank owned life insurance	13,686	13,359
Other real estate owned	2,339	2,430
Income taxes receivable	—	1,102
Deferred tax asset, net	1,177	1,755
Other assets	8,173	1,183

Total assets	$725,394	$674,897

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing demand	$93,936	$91,356
NOW, money market and savings	362,821	331,298
Time	192,702	189,389

Total deposits	649,459	612,043
Capital notes	5,000	5,000
Income taxes payable	124	—
Interest payable	173	127
Other liabilities	9,193	2,584

Total liabilities	$663,949	$619,754

Commitments and Contingencies
Stockholders’ equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,357,436 and 4,378,436 as of December 31, 2019 and 2018	9,325	9,370
Additional paid-in-capital	31,225	31,495
Retained earnings	20,900	16,521
Accumulated other comprehensive loss	(5)	(2,243)

Total stockholders’ equity	$61,445	$55,143

Total liabilities and stockholders’ equity	$725,394	$674,897

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2019	2018
Interest Income
Loans	$27,559	$24,836
Securities
US Government and agency obligations	755	760
Mortgage backed securities	220	256
Municipals - taxable	312	324
Municipals - tax exempt	3	7
Dividends	93	74
Other (Corporates)	94	94
Interest bearing deposits	326	227
Federal Funds sold	454	393

Total interest income	29,816	26,971

Interest Expense
Deposits
NOW, money market savings	1,537	961
Time Deposits	3,456	2,617
FHLB borrowings	—	17
Finance leases	71	—
Capital notes	200	200

Total interest expense	5,264	3,795

Net interest income	24,552	23,176
Provision for loan losses	523	716

Net interest income after provision for loan losses	24,029	22,460

Noninterest income
Gain on sales of loans held for sale	4,254	2,918
Service charges, fees and commissions	1,785	1,871
Life insurance income	679	341
Other	76	105
Gain on sales and calls of securities, net	394	—

Total noninterest income	7,188	5,235

Noninterest expenses
Salaries and employee benefits	13,092	11,279
Occupancy	1,655	1,522
Equipment	2,107	1,600

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

Supplies	597	548
Professional, data processing, and other outside expense	3,432	3,226
Marketing	866	611
Credit expense	653	528
Other real estate expenses	366	277
FDIC insurance expense	226	398
Other	1,289	1,075

Total noninterest expenses	24,283	21,064

Income before income taxes	6,934	6,631
Income tax expense	1,329	1,329

Net Income	$5,605	$5,302

Weighted average shares outstanding - basic	4,375,814	4,378,436

Weighted average shares outstanding - diluted	4,381,597	4,378,459

Earnings per common share - basic	$1.28	$1.21

Earnings per common share - diluted	$1.28	$1.21

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	For the Year Ended December 31,
	2019	2018
Net Income	$5,605	$5,302

Other comprehensive income (loss)
Unrealized gains (losses) on securities available-for-sale	3,227	(979)
Tax effect	(678)	205
Reclassification adjustment for gains included in net income (1)	(394)	—
Tax effect (2)	83	—

Other comprehensive income (loss), net of tax	2,238	(774)

Comprehensive income	$7,843	$4,528

(1)	Gains are included in “gain on sales and calls of available-for-sale securities, net” on the consolidated statements of income.
(2)	The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands except per share amounts)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance at December 31, 2017	4,378,436	$9,370	$31,495	$12,269	$(1,469)	$51,665

Net Income	—	—	—	5,302	—	5,302
Dividends paid on common stock ($0.24 per share)	—	—	—	(1,050)	—	(1,050)
Other comprehensive loss	—	—	—	—	(774)	(774)

Balance at December 31, 2018	4,378,436	$9,370	$31,495	$16,521	$(2,243)	$55,143

Net Income	—	—	—	5,605	—	5,605
Dividends paid on common stock ($0.28 per share)	—	—	—	(1,226)	—	(1,226)
Repurchase of common stock	(21,000)	(45)	(270)	—	—	(315)
Other comprehensive income	—	—	—	—	2,238	2,238

Balance at December 31, 2019	4,357,436	$9,325	$31,225	$20,900	$(5)	$61,445

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net Income	$5,605	$5,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,666	930
Stock based compensation expense	106	—
Net amortization and accretion of premiums and discounts on securities	398	413
(Gain) on sales of available-for-sale securities	(394)	—
(Gain) on sales of loans held for sale	(4,254)	(2,918)
Proceeds from sales of loans held for sale	165,097	119,205
Origination of loans held for sale	(163,394)	(115,331)
Provision for loan losses	523	716
Loss on sale of other real estate owned	19	39
Impairment of other real estate owned	287	185
Benefit for deferred income taxes	(17)	(132)
Bank owned life insurance income	(679)	(341)
(Increase) in interest receivable	(124)	(29)
(Increase) in other assets	(805)	(258)
Decrease in income taxes receivable	1,226	264
Increase in interest payable	46	16
Increase in other liabilities	286	512

Net cash provided by operating activities	$5,592	$8,573

Cash flows from investing activities
Proceeds from calls of securities held-to-maturity	$—	$2,000
Purchases of securities available-for-sale	(16,991)	(998)
Proceeds from maturities, calls and paydowns of securities available-for-sale	3,171	2,204
Proceeds from sale of securities available-for-sale	9,733	—
(Purchase) redemption of Federal Home Loan Bank stock	(44)	43
Proceeds from sale of other real estate owned	570	846
Origination of loans, net of principal collected	(44,566)	(40,560)
Purchases of premises and equipment	(4,398)	(2,301)

Net cash (used in) investing activities	$(52,525)	$(38,766)

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	2019	2018
Cash flows from financing activities
Net increase in deposits	$37,416	$44,550
Principal payments on finance lease obligations	(156)	—
Repurchase of common stock	(315)	—
Dividends paid to common stockholders	(1,226)	(1,050)

Net cash provided by financing activities	$35,719	$43,500
(Decrease) increase in cash and cash equivalents	(11,214)	13,307
Cash and cash equivalents at beginning of period	$50,325	$37,018

Cash and cash equivalents at end of period	$39,111	$50,325

Non cash transactions
Transfer of loans to other real estate owned	$785	$850
Fair value adjustment for securities available-for-sale	2,833	(979)
Lease liabilities arising from right-of-use assets	6,373	—
Cash transactions
Cash paid for interest	$5,218	$3,779
Cash paid for income taxes	120	1,275

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 1 – Organization

Bank of the James Financial Group, Inc. (“Financial” or the “Company”), a Virginia corporation, was organized in 2003 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Financial is headquartered in Lynchburg, Virginia. Financial conducts its business activities through the branch offices and loan production offices of its wholly owned subsidiary bank, Bank of the James (the “Bank”), the Bank’s wholly-owned subsidiary, BOTJ Insurance, Inc. (“BOTJ-Ins.”), and through the Bank’s two divisions, Bank of the James Mortgage division (“Mortgage Division”) and BOTJ Investment Services division (“Investment Division”). The Mortgage Division originates conforming and non-conforming home mortgages in the Region 2000 area, which includes the counties of Amherst, Appomattox, Bedford and Campbell (which includes the Town of Altavista and the county seat in Rustburg), the Town of Bedford and the City of Lynchburg, Virginia, as well as the cities of Charlottesville, Harrisonburg, Lexington, Roanoke, and Blacksburg. Financial exists primarily for the purpose of holding the stock of its subsidiaries, the Bank and such other subsidiaries as it may acquire or establish. Financial also has one wholly-owned non-operating subsidiary.

Bank of the James was incorporated on October 23, 1998, and began banking operations on July 22, 1999. The Bank is a Virginia chartered bank and is engaged in lending and deposit gathering activities in Region 2000 and other markets in Central Virginia and the Shenandoah Valley. It operates under the laws of Virginia and the Rules and Regulations of the Federal Reserve System and the Federal Deposit Insurance Corporation. The Bank’s locations consist of four branches (one of which is a limited service branch) in Lynchburg, Virginia, one in Forest, Virginia which includes the Mortgage Division, one in Madison Heights, Virginia, one in the Town of Amherst, Virginia, one in the Town of Bedford, Virginia, one in the Town of Altavista, Virginia, and one in the Town of Appomattox. Outside of Region 2000, the Bank also operates two full-service branches and one limited-service branch in Charlottesville, Virginia, a full-service branch in Harrisonburg, Virginia, two full-service branches in Roanoke, Virginia, a full-service branch in Rustburg, Virginia, a full-service branch in Lexington, Virginia and a mortgage origination office in Blacksburg, Virginia.

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

December 31, 2019 and 2018

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

December 31, 2019 and 2018

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

December 31, 2019 and 2018

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

December 31, 2019 and 2018

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

Troubled debt restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loans reach non-accrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. In cases where borrowers are granted new terms that generally (although not required to be considered a TDR) provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Bank had $410 and $424 classified as TDRs as of December 31, 2019 and 2018, respectively.

Premises, equipment and depreciation

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets on the straight-line basis, which range from 3 to 7 years for equipment and 10 to 39.5 years for buildings and improvements. Leasehold improvements are amortized over a term which is the shorter of their useful life or the remaining lease term. Land is carried at cost and is not depreciable. Expenditures for major renewals and betterments are capitalized and those for maintenance and repairs are charged to operating expenses as incurred.

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

December 31, 2019 and 2018

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

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 2 – Summary of significant accounting policies (continued)

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income. At December 31, 2019 and 2018, there were no liabilities recorded for unrecognized tax benefits.

Stock-based compensation plans

Compensation cost is recognized for stock options and restricted stock awards issued to employees based on the fair value of the awards at the date of grant. The Black-Scholes valuation model is utilized to estimate the fair value of stock options and the market value of the Company’s common stock on the date of grant is used for restricted stock awards. Restricted stock units, which may be settled in stock or in cash, are a liability classified with the fair value initially measured at the market value of the Company’s common stock on the date of grant. These awards are subsequently remeasured to the fair value of the Company’s common stock in each reporting period. Compensation cost is recognized over the vesting period of the awards and the Company’s policy is to recognize forfeitures as they occur.

Awards under the 2018 Bank of the James Financial Group, Inc. Equity Incentive Plan are detailed in Note 15, “Stock-based Compensation Plans”. The Company’s ability to grant awards under the Equity Incentive Plan is ongoing.

Earnings per common share

Basic earnings per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to stock options and restricted stock units outstanding during the periods, and are determined using the treasury stock method.

Reclassification

Management has made certain immaterial reclassifications to the prior year financial statements to conform to the 2019 presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

Comprehensive income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains (losses) on available-for-sale securities.

Marketing

The Company expenses advertising costs as incurred. Advertising expenses were $866 and $611 for 2019 and 2018, respectively.

Note 3 – Restrictions on cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were approximately $15,716 and $11,279 for the weeks including December 31, 2019 and 2018, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 4 – Securities

A summary of the amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

		December 31, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$3, 688	$173	$—	$3, 861

Available-for-sale
U.S. Treasuries	$1,966	$—	$(2)	$1,964
U.S. agency obligations	32,163	278	(333)	32,108
Mortgage-backed securities	10,328	42	(106)	10,264
Municipals	11,118	117	(13)	11,222
Corporates	4, 086	32	(21)	4,097

	$59,661	$469	$(475)	$59,655

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$3,700	$—	$(185)	$3,515

Available-for-sale
U.S. Treasuries	$1,961	$—	$(116)	$1,845
U.S. agency obligations	24,701	—	(1,434)	23,267
Mortgage-backed securities	12,390	—	(514)	11,876
Municipals	12,412	3	(406)	12,009
Corporates	4,102	—	(372)	3,730

	$55,566	$3	$(2,842)	$52,727

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 4 – Securities (continued)

Temporarily Impaired Securities

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2019 and 2018:

December 31, 2019	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
U.S. agency obligations	$—	$—	$—	$—	$—	$—
Available-for-sale
U.S. Treasuries	—	—	1,964	2	1,964	2
U.S. agency obligations	12,395	218	12,048	115	24,443	333
Mortgage-backed securities	—	—	6,609	106	6,609	106
Municipals	—	—	2,736	13	2,736	13
Corporates	—	—	1,042	21	1,042	21

Total temporarily impaired securities	$12,395	$218	$24,399	$257	$36,794	$475

December 31, 2018	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
U.S. agency obligations	$—	$—	$3,515	$185	$3,515	$185
Available-for-sale
U.S. Treasuries	—	—	1,845	116	1,845	116
U.S. agency obligations	—	—	23,267	1,434	23,267	1,434
Mortgage-backed securities	966	20	10,910	494	11,876	514
Municipals	—	—	10,994	406	10,994	406
Corporates	—	—	3,730	372	3,730	372

Total temporarily impaired securities	$966	$20	$50,746	$2,822	$51,712	$2,842

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 4 – Securities (continued)

U.S. Treasuries. The unrealized losses on this one investment in U.S. Treasuries at December 31, 2019 was caused by an increase in interest rates. The contractual terms of this investment do not permit the issuer to settle the security at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investment and it is not more likely than not that the Bank will be required to sell the investment before recovery of their amortized cost basis, which may be maturity, the Bank does not consider this investment to be other-than-temporarily impaired at December 31, 2019. This investment carries a S&P investment grade rating of AA+.

U.S. agency obligations. The unrealized losses on the 14 investments in U.S. agency obligations at December 31, 2019 were caused by an increase in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2019. Each of these 14 investments carries an S&P investment grade rating of AA or better.

Mortgage-backed securities. The unrealized loss on the eight investments in U.S. government agency mortgage-backed securities at December 31, 2019 was caused by an increase in interest rates. The contractual terms of those investments does not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2019. Each of these eight investments carries an S&P investment grade rating of AA.

Municipals. The unrealized losses on the four investments in municipal obligations at December 31, 2019 were caused by an increase in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2019. Each of these four investments carries an S&P investment grade rating of A or above.

Corporates. The unrealized losses on the one investment in a domestic corporate issued security at December 31, 2019 was caused by an increase in interest rates. The contractual terms of this investment does not permit the issuer to settle the security at a price less than the amortized cost basis of the investment. Because the Bank does not intend to sell the investment and it is not more likely than not that the Bank will be required to sell the investment before recovery of the amortized cost basis, which may be maturity, the Bank does not consider this investment to be other-than-temporarily impaired at December 31, 2019. This investment carries an S&P investment grade rating of BBB+.

The amortized costs and fair values of securities at December 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 4 – Securities (continued)

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Values	Amortized Cost	Fair Values
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	8,380	8,395
Due after five years through ten years	—	—	28,108	28,238
Due after ten years	3,688	3,861	23,173	23,022

	$3,688	$3,861	$59,661	$59,655

The Bank received $9,733 in proceeds from sales of securities available-for-sale in 2019 and sold no securities in 2018. Gross realized gains in 2019 amounted to $394 and gross realized losses amounted to $0.

At December 31, 2019 and 2018, securities with a carrying value of $22,307 and $19,401, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

December 31, 2019 and 2018

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

December 31, 2019 and 2018

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

December 31, 2019 and 2018

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

A summary of loans, net is as follows:

	December 31,
	2019	2018
Commercial	$114,257	$92,877
Commercial real estate	303,900	289,171
Consumer	89,945	86,191
Residential	70,001	66,358

Total loans (1)	578,103	534,597
Less allowance for loan losses	4,829	4,581

Net loans	$573,274	$530,016

(1)	Includes net deferred costs and premiums of $572 and $457, respectively.

The amounts of overdraft reclassified as loans were $86 and $27 as of December 31, 2019 and 2018, respectively.

The Company’s officers, directors and their related interests have various types of loan relationships with the Bank. The total outstanding balances of these related party loans at December 31, 2019 and 2018 were $12,682 and $14,213 respectively. During 2019, new loans and advances amounted to $1,585 and repayments amounted to $3,116.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 5 – Loans and allowance for loan losses (continued)

The following tables set forth information regarding impaired and non-accrual loans as of December 31, 2019 and 2018:

Loans on Non-Accrual Status

	As of December 31,
	2019	2018
Commercial	$262	$973
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	262	317
Commercial Mortgages-Non-Owner Occupied	450	173
Commercial Construction	—	—
Consumer
Consumer Unsecured	—	—
Consumer Secured	47	84
Residential:
Residential Mortgages	280	1,391
Residential Consumer Construction	—	—

Totals	$1,301	$2,939

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 5 – Loans and allowance for loan losses (continued)

	Impaired Loans
	As of and for the Year Ended December 31, 2019
2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$468	$1,036	$—	$949	$26
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,467	2,643	—	2,441	183
Commercial Mortgage Non-Owner Occupied	563	585	—	347	32
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	107	107	—	98	7
Residential
Residential Mortgages	1,290	1,290	—	1,583	68
Residential Consumer Construction	—	—	—	—	—
With an Allowance Recorded:
Commercial	$7	$7	$7	$19	$1
Commercial Real Estate
Commercial Mortgages-Owner Occupied	12	12	12	26	1
Commercial Mortgage Non-Owner Occupied	14	14	3	52	1
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	1	—
Consumer Secured	—	—	—	53	—
Residential
Residential Mortgages	139	158	33	257	4
Residential Consumer Construction	—	—	—	—	—
Totals:
Commercial	$475	$1,043	$7	$968	$27
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,479	2,655	12	2,467	184
Commercial Mortgage Non-Owner Occupied	577	599	3	399	33
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	1	—
Consumer Secured	107	107	—	151	7
Residential
Residential Mortgages	1,429	1,448	33	1,840	72
Residential Consumer Construction	—	—	—	—	—

	$5,067	$5,852	$55	$5,826	$323

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 5 – Loans and allowance for loan losses (continued)

The following tables set forth the allowance for loan losses activity for the years ended December 31, 2019 and 2018:

	Allowance for Loan Losses and Recorded Investment in Loans As of and for the Year Ended December 31, 2019
2019	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning Balance	$1,136	$1,831	$956	$658	$4,581
Charge-offs	(106)	(26)	(189)	(42)	(363)
Recoveries	35	5	44	4	88
Provision	265	122	54	82	523

Ending Balance	$1,330	$1,932	$865	$702	$4,829

Ending Balance: Individually evaluated for impairment	$7	$15	$—	$33	$55

Ending Balance: Collectively evaluated for impairment	1,323	1,917	865	669	4,774

Totals:	$1,330	$1,932	$865	$702	$4,829

Loans:
Ending Balance: Individually evaluated for impairment	$475	$3,056	$107	$1,429	$5,067

Ending Balance: Collectively evaluated for impairment	113,782	300,844	89,838	68,572	573,036

Totals:	$114,257	$303,900	$89,945	$70,001	$578,103

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 5 – Loans and allowance for loan losses (continued)

Age Analysis of Past Due Loans as of December 31, 2019
2019	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$146	$1,084	$116	$1,346	$112,911	$114,257	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	234	192	143	569	104,223	104,792	—
Commercial Mortgages-Non-Owner Occupied	58	9	450	517	181,730	182,247	—
Commercial Construction	—	—	—	—	16,861	16,861	—
Consumer:
Consumer Unsecured	52	3	—	55	6,812	6,867	—
Consumer Secured	316	130	21	467	82,611	83,078	—
Residential:
Residential Mortgages	595	576	280	1,451	53,833	55,284	—
Residential Consumer Construction	492	—	—	492	14,225	14,717	—

Total	$1,893	$1,994	$1,010	$4,897	$573,206	$578,103	$—

Age Analysis of Past Due Loans as of December 31, 2018
2018	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$54	$56	$220	$330	$92,547	$92,877	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	209	—	307	516	97,910	98,426	—
Commercial Mortgages-Non-Owner Occupied	149	468	—	617	174,657	175,274	—
Commercial Construction	—	—	—	—	15,471	15,471	—
Consumer:
Consumer Unsecured	8	1	—	9	8,745	8,754	—
Consumer Secured	369	44	—	413	77,024	77,437	—
Residential:
Residential Mortgages	882	164	567	1,613	56,559	58,172	—
Residential Consumer Construction	—	—	—	—	8,186	8,186	—

Total	$1,671	$733	$1,094	$3,498	$531,099	$534,597	$—

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 5 – Loans and allowance for loan losses (continued)

		Credit Quality Information – by Class December 31, 2019
2019	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$108,907	$313	$4,518	$519	$—	$114,257
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	93,553	446	8,316	2,477	—	104,792
Commercial Mortgages-Non-Owner Occupied	175,471	5,118	994	664	—	182,247
Commercial Construction	16,572	289	—	—	—	16,861
Consumer
Consumer Unsecured	6,867	—	—	—	—	6,867
Consumer Secured	82,860	—	—	218	—	83,078
Residential:
Residential Mortgages	53,714	—	—	1,570	—	55,284
Residential Consumer Construction	14,416	301	—	—	—	14,717

Totals	$552,360	$6,467	$13,828	$5,448	$—	$578,103

		Credit Quality Information – by Class December 31, 2018
2018	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$90,142	$818	$374	$1,543	$—	$92,877
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	90,995	1,461	3,517	2,453	—	98,426
Commercial Mortgages-Non-Owner Occupied	172,342	2,285	332	315	—	175,274
Commercial Construction	14,892	579	—	—	—	15,471
Consumer
Consumer Unsecured	8,747	—	6	1	—	8,754
Consumer Secured	77,092	—	88	257	—	77,437
Residential:
Residential Mortgages	55,336	334	—	2,502	—	58,172
Residential Consumer Construction	8,186	—	—	—	—	8,186

Totals	$517,732	$5,477	$4,317	$7,071	$—	$534,597

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 5 – Loans and allowance for loan losses (continued)

Troubled Debt Restructurings (TDRs)

There were no loan modifications that would have been classified as Troubled Debt Restructurings (TDR) during the twelve months ended December 31, 2019 or 2018.

Loans that were previously classified as TDRS and currently on the Bank’s balance sheet are factored into the determination of the allowance for loan losses as of the period indicated and are included in the Bank’s impaired loan analysis and individually evaluated for impairment.

At December 31, 2019 and December 31, 2018, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

There were no loan modifications classified as TDRs within the last twelve months that defaulted (90 days past due) during the twelve months ended December 31, 2019 and 2018.

Note 6 – Other real estate owned

At December 31, 2019 and 2018, OREO was $2,339 and $2,430 respectively. OREO is primarily comprised of residential properties and non-residential properties associated with commercial relationships. As of December 31, 2019 and 2018 respectively, there were no consumer mortgage loans secured by residential real estate that were in the process of foreclosure. The following table represents the changes in OREO balance in 2019 and 2018.

OREO Changes
	Year Ended December 31,
	2019	2018
Balance at the beginning of the year	$2,430	$2,650
Transfers from Loans	785	850
Capitalized costs	—	—
Valuation adjustments	(287)	(185)
Sales	(570)	(846)
Gain (loss) on sales	(19)	(39)

Balance at the end of the year	$2,339	$2,430

There were four residential properties being carried in OREO at a value of $325 as of December 31, 2019. There were four residential properties being carried in OREO at a value of $156 as of December 31, 2018.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 7 – Premises and equipment

Premises and equipment at December 31, 2019 and 2018 are summarized as follows:

	December 31,
	2019	2018
Land	$3,302	$3,302
Building and improvements	9,983	6,986
Property for future expansion	1,077	2,523
Furniture and equipment	9,298	7,749
Leasehold improvements	3,462	2,571
Software	2,849	2,481

	29,971	25,612
Less accumulated depreciation	13,273	12,186

Net premises and equipment	$16,698	$13,426

Total depreciation and amortization expense related to premises and equipment for the years ended December 31, 2019 and 2018 was $1,126 and $930, respectively.

Note 8 – Deposits

A summary of deposit accounts is as follows:

	December 31,
	2019	2018
Demand
Noninterest bearing	$93,936	$91,356
Interest bearing	274,602	231,257
Savings	88,219	100,041
Time, $250,000 or more (1)	40,751	47,522
Other time	151,951	141,867

	$649,459	$612,043

(1)	Includes brokered certificates of deposit of $10,020 and $20,064 as of December 31, 2019 and 2018.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 8 – Deposits (continued)

At December 31, 2019, maturities of time deposits are scheduled as follows:

Year Ending December 31,	Amount
2020	$100,405
2021	68,491
2022	16,770
2023	5,127
2024	1,909

$192,702

The Bank held deposits from the Company’s officers, directors and their related interests of $16,694 and $11,613 at December 31, 2019 and 2018, respectively.

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

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 9 – Business Segments (continued)

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for years ended December 31, 2019 and 2018 was as follows:

Business Segments

	Community Banking	Mortgage	Total
For the year ended December 31, 2019
Net interest income	$24,552	$—	$24,552
Provision for loan losses	523	—	523

Net interest income after provision for loan losses	24,029	—	24,029
Noninterest income	2,934	4,254	7,188
Noninterest expenses	21,154	3,129	24,283

Income before income taxes	5,809	1,125	6,934
Income tax expense	1,093	236	1,329

Net income	$4,716	$889	$5,605

Total assets	$720,965	$4,429	$725,394

For the year ended December 31, 2018
Net interest income	$23,176	$—	$23,176
Provision for loan losses	716	—	716

Net interest income after provision for loan losses	22,460	—	22,460
Noninterest income	2,317	2,918	5,235
Noninterest expenses	18,660	2,404	21,064

Income before income taxes	6,117	514	6,631
Income tax expense	1,250	79	1,329

Net income	$4,867	$435	$5,302

Total assets	$673,114	$1,783	$674,897

Note 10 – Capital notes

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 11 – Other borrowings

Short-term borrowings may consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings may also include Federal funds purchased, which are unsecured overnight borrowings from other financial institutions. There was no utilization of short-term borrowings in 2019 or 2018 other than one day nominal balances to test the lines. Average balances were less than $1 for both years.

Unsecured federal fund lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $13,000, Zions Bank, $4,000, PNC Bank, $6,000 and Suntrust Bank, $3,000. In addition, the Bank maintains a $5,000 reverse repurchase agreement with Suntrust whereby securities may be pledged as collateral in exchange for funds for a minimum of 30 days with a maximum of 90 days. The Bank also maintains a secured federal funds line with Community Bankers’ Bank whereby it may pledge securities as collateral with no specified minimum or maximum amount or term. The current amount available on the secured line based on the securities currently pledged is $7,635.

The Bank is also a member of the Federal Home Loan Bank of Atlanta (“FHLBA”). The Bank’s available credit through the FHLBA was $177,112 as of December 31, 2019, the most recent calculation. The Bank must pledge collateral in order to access the FHLBA available credit. Currently the Bank has pledged to the FHLBA approximately $46,311 in 1-4 family residential mortgages which, after adjustments for the loan-to-value requirements by the FHLBA, would allow the Bank to access up to $34,779 in credit without pledging any additional collateral.

As of December 31, 2019, and 2018 there are no outstanding balances on any of the credit facilities mentioned above.

Note 12 – Income taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2016.

Income tax expense attributable to income before income tax expense is summarized as follows:

	December 31,
	2019	2018
Current federal income tax expense	$1,346	$1,461
Deferred federal income tax expense (benefit)	(17)	(132)

Income tax expense	$1,329	$1,329

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 12 – Income taxes (continued)

Income tax expense differed from amounts computed by applying the U.S. Federal income tax rate of 21% to income before income tax expense as a result of the following:

	2019	2018
Computed “expected” income tax expense	$1,456	$1,393
Increase (reduction) in income tax resulting from:
Non-taxable income	(143)	(73)
Non-deductible expenses	13	13
Other	3	(4)

Income tax expense	$1,329	$1,329

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

	December 31,
	2019	2018
Deferred tax assets
Lease liabilities	$1,249	$—
Allowance for loan losses	1,015	962
Unrealized losses on available-for-sale securities	1	596
OREO	194	138
Non-accrual interest	251	243
Deferred Compensation	84	75
Other	22	8

Gross deferred tax assets	2,816	2,022

Deferred tax liabilities
Right-of-use assets	1,223	—
Depreciation	312	189
Other	104	78

Gross deferred tax liabilities	1,639	267

Net deferred tax asset	$1,177	$1,755

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

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 13 – Earnings per common share (EPS) (continued)

The basic and diluted earnings per share calculations are as follows:

	Years ended December 31,
	2019	2018
Numerator:
Net income available to stockholders	$5,605	$5,302

Basic EPS weighted average shares outstanding	4,375,814	4,378,436
Effect of dilutive securities:
Incremental shares attributable to stock options	5,783	23

Diluted EPS weighted-average shares outstanding	4,381,597	4,378,459

Basic earnings per common share	$1.28	$1.21

Diluted earnings per common share	$1.28	$1.21

No potentially dilutive shares were excluded from the 2019 and 2018 earnings per share calculations because they were anti-dilutive.

Note 14 – Employee Benefit plans

Defined contribution benefit plan. The Company adopted a 401(k) defined contribution plan on October 1, 2000, which is administered by the Virginia Bankers’ Association. Participants have the right to contribute up to a maximum of 19% of pretax annual compensation or the maximum allowed under Section 401(g) of the Internal Revenue Code, whichever is less. The Company contributed $347 and $301 to the plan on behalf of the employees for the years ended December 31, 2019 and 2018, respectively.

Supplemental Executive Retirement Plan. A Supplemental Executive Retirement Plan (SERP) was established to provide participating executives (as determined by the Company’s Board of Directors) with benefits that cannot be provided under the 401(k) as a result of limitations imposed by the Internal Revenue Code. The SERP will also provide benefits to eligible employees or their survivors, as applicable, if they die, retire, or are terminated under certain circumstances. SERP expense totaled $399 and $357 for the years ended December 31, 2019 and 2018, respectively.

The Company funds the plan through a modified endowment contract. Income recorded for the plan represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of December 31, 2019 and 2018, the life insurance policies had cash surrender values of approximately $13,686 and $13,359, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 14 – Employee Benefit plans (continued)

Employee Stock Purchase Plan. The Company adopted an Employee Stock Purchase Plan (“ESPP”) in 2018 in which all employees are eligible to participate. The plan allows employees to use a portion of their salaries and wages to purchase shares of the Company common stock at the market value of shares on a monthly basis. The Company makes no contributions to the ESPP. The Company may issue common shares to plan participants or purchase common shares on the open market. Common shares are purchased on the open market at a price that based on the weighted average price of all shares purchased by the broker-dealer on the open market from each aggregate order placed by the Plan Administrator.

In 2019 and 2018, all shares purchased pursuant to the ESPP were purchased on the open market and consequently the Company issued no common shares in connection with the ESPP during the year ended December 31, 2019 and 2018.

Note 15 – Stock-based compensation plans

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

On January 2, 2019, the Company granted its first block of equity compensation under the 2018 Incentive Plan consisting of 24,500 restricted stock units. The recipients of restricted stock units do not receive shares of the Company’s stock immediately, but instead receive shares, or cash compensation, or some combination of the two, upon satisfying the requisite service period specified by the terms and conditions of the grant. Additionally, the recipients of restricted stock units do not enjoy the rights of holder of the Company’s common stock until the units have vested and as such, they do not have voting rights or rights to nonforfeitable dividends. The related compensation expense is based on the grant date fair value of the Company’s stock of $13.00 per share. Shares vest over 3 years in thirds with the first one-third vesting one year from the grant date. The total expense recognized for the year ended December 31, 2019, in connection with the restricted stock unit awards was approximately $106. There were no forfeitures during the year ended December 31, 2019.

At December 31, 2019, the unrecognized stock-based compensation expense related to unvested restricted stock awards amounted to approximately $212. The unrecognized expense will be recognized ratably over the remaining vesting period of two years. The Company accounts for forfeitures as they occur.

Note 16 – Dividend Reinvestment Plan

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 16 – Dividend Reinvestment Plan (continued)

In 2018 and 2019, all shares purchased through the DRIP were purchased on the open market and consequently the Company issued no common shares to the DRIP during the years ended December 31, 2018 and 2019.

Note 17 – Stockholders’ equity

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

Note 18 – Regulatory matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2019 that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual regulatory capital amounts and ratios for December 31, 2019 and 2018 are also presented in the table below.

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

These are the initial capital requirements, which were phased in over a five-year period. As fully phased in on January 1, 2019, the rules require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 18 – Regulatory matters (continued)

implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

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

The capital requirements from 2015 also include changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on non-accrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights (from 0% to up to 600%) for equity exposures.

As of December 31, 2019, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, CET1, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 18 – Regulatory matters (continued)

The capital ratios for the Bank for 2019 and 2018 are set forth in the following table:

	December 31, 2019
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Total capital
(to risk-weighted assets)	$71,090	11.54%	$64,708	>10.500%	$61,627	>10.00%
Tier I capital
(to risk-weighted assets)	$66,261	10.75%	$52,383	>8.50%	$49,302	>8.00%
Common Equity Tier 1 capital
(to risk-weighted assets)	$66,261	10.75%	$43,139	>7.00%	$40,057	>6.50%
Tier I capital (leverage)
(to average assets)	$66,261	9.13%	$29,016	>4.00%	$36,270	>5.00%

(1)	Includes capital conservation buffer after full phase-in where applicable.

	December 31, 2018
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Total capital
(to risk-weighted assets)	$66,633	11.81%	$59,239	>10.500%	$56,418	>10.00%
Tier I capital
(to risk-weighted assets)	$62,052	11.00%	$47,956	>8.50%	$45,135	>8.00%
Common Equity Tier 1 capital
(to risk-weighted assets)	$62,052	11.00%	$39,493	>7.00%	$36,672	>6.50%
Tier I capital (leverage)
(to average assets)	$62,052	9.25%	$26,835	>4.00%	$33,544	>5.00%

(1)	Includes capital conservation buffer after full phase-in where applicable.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 18 – Regulatory matters (continued)

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

At December 31, 2019, the Bank had rate lock commitments to originate mortgage loans through its Mortgage Division amounting to approximately $11,294 and loans held for sale of $4,221. The Bank has entered into corresponding commitments with third party investors to sell each of these loans that close. No other obligation exists. As a result of these contractual relationships with these investors, the Bank is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 19 – Financial instruments with off-balance-sheet risk (continued)

Financial instruments whose contract amounts represent credit risk are as follows:

	Contract Amounts at
	December 31,
	2019	2018
Commitments to extend credit	$134,186	$129,485

Standby letters of credit	$3,469	$2,972

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

The Bank maintains a significant portion of its cash balances with one financial institution. Uninsured cash balances as of December 31, 2019 were approximately $ 6,300 which consisted of the total balances in one account at the Federal Home Loan Bank of Atlanta (FHLBA) and the balances (net of $250 FDIC coverage) held in one account at Community Bankers’ Bank, one account at Suntrust, and one account at Zions Bank. Uninsured cash balances as of December 31, 2018 were approximately $6,700 which consisted of the total balances in the same accounts referenced for 2019 above.

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

December 31, 2019 and 2018

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

December 31, 2019 and 2018

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

		Fair Value at December 31, 2019
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasuries	$1,964	$—	$1,964	$—
U.S. agency obligations	32,108	—	32,108	—
Mortgage-backed securities	10,264	—	10,264	—
Municipals	11,222	—	11,222	—
Corporates	4,097	—	4,097	—

Total available-for-sale securities	$59,655	$—	$59,655	$—

		Fair Value at December 31, 2018
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasuries	$1,845	$—	$1,845	$—
U.S. agency obligations	23,267	—	23,267	—
Mortgage-backed securities	11,876	—	11,876	—
Municipals	12,009	—	12,009	—
Corporates	3,730	—	3,730	—

Total available-for-sale securities	$52,727	$—	$52,727	$—

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 21 – Fair value measurements (continued)

Loans held for sale

Loans held for sale are measured at lower of cost or fair value. Under ASC 820, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. Because quotes and bids on loans held for sale are available in active markets, loans held for sale are considered to be Level 2. No nonrecurring fair value adjustments were recorded during the years ended December 31, 2019 and 2018. Gains and losses on the sale of loans are recorded in non-interest income on the Consolidated Statements of Income.

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

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 21 – Fair value measurements (continued)

Any fair value adjustments are recorded in the period incurred and expensed against current earnings. The carrying values of all OREO are considered to be Level 3.

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period.

		Fair Value at December 31, 2019
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$1,239	$—	$—	$1,239
Other real estate	$2,339	$—	$—	$2,339

*	Includes loans charged down to the net realizable value of the collateral.

		Fair Value at December 31, 2018
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$1,587	$—	$—	$1,587
Other real estate	$2,430	$—	$—	$2,430

*	Includes loans charged down to the net realizable value of the collateral.

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 21 – Fair value measurements (continued)

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2019 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,239	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)
OREO	$2,339	Discounted appraised value	Selling cost	0% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2018 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,587	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)
OREO	$2,430	Discounted appraised value	Selling cost	0% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments, including those financial assets and financial liabilities that are not required to be measured and reported at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the following tables whether or not recognized on the Consolidated Balance Sheets at fair value. Fair values for December 31, 2019 and 2018 were estimated using an exit price notion.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 21 – Fair value measurements (continued)

		Fair Value Measurements at December 31, 2019 using
Assets	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash and due from banks	$30,794	$30,794	$—	$—	$30,794
Fed funds sold	8,317	8,317	—	—	8,317
Securities
Available-for-sale	59,655	—	59,655	—	59,655
Held-to-maturity	3,688	—	3,861	—	3,861
Restricted stock	1,506	—	1,506	—	1,506
Loans, net	573,274	—	—	569,850	569,850
Loans held for sale	4,221	—	4,221	—	4,221
Interest receivable	1,866	—	1,866	—	1,866
BOLI	13,686	—	13,686	—	13,686
Liabilities
Deposits	$649,459	$—	$651,479	$—	$651,479
Capital notes	5,000	—	4,795	—	4,795
Interest payable	173	—	173	—	173

	Carrying Amounts	Fair Value Measurements at December 31, 2018 using
Assets		(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$26,725	$26,725	$—	$—	$26,725
Fed funds sold	23,600	23,600	—	—	23,600
Securities
Available-for-sale	52,727	—	52,727	—	52,727
Held-to-maturity	3,700	—	3,515	—	3,515
Restricted stock	1,462	—	1,462	—	1,462
Loans, net	530,016	—	—	522,782	522,782
Loans held for sale	1,670	—	1,670	—	1,670
Interest receivable	1,742	—	1,742	—	1,742
BOLI	13,359	—	13,359	—	13,359
Liabilities
Deposits	$612,043	$—	$612,532	$—	$612,532
Capital notes	5,000	—	4,710	—	4,710
Interest payable	127	—	127	—	127

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 22 – Revenue Recognition

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

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 23 – Leases

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

The Company leases six of its operating locations under long-term leases (greater than 12 months). Leases for four of these locations are classified as operating leases. One new lease which commenced near the end of the second quarter of 2019 was classified as a finance lease upon management’s assessment of the lease. Also near the end of the second quarter of 2019, another lease which was classified as operating upon adoption of ASU 2016-02 was modified, and upon reassessment of the modified lease, was transitioned to the finance lease classification. Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably certain of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The Bank leases its principal Lynchburg, Virginia, location from Jamesview Investments, LLC, a legal entity which is wholly-owned by William C. Bryant III, a member of the Board of Directors of both Financial and the Bank. This lease is classified as a finance lease and the related lease liability totaled $3.7 million at December 31, 2019.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 23 – Leases (continued)

The following table presents information about the Company’s operating leases:

(Dollars in thousands)	December 31, 2019
Lease liabilities	$1,524
Right-of-use assets	$1,508
Weighted average remaining lease term	14.9 years
Weighted average discount rate	3.39%

The following table presents information about the Company’s finance leases:

(Dollars in thousands)	December 31, 2019
Lease liabilities	$4,422
Right-of-use assets	$4,316
Weighted average remaining lease term	11.2 years
Weighted average discount rate	2.70%

Lease cost (in thousands)	For the Year Ended December 31, 2019
Operating lease cost	$365
Finance lease cost:
Amortization of right-of-use assets	242
Interest on lease liabilities	71

Total lease cost	$678

Cash paid for amounts included in the measurement of operating lease liabilities	$348
Cash paid for amounts included in the measurement of finance lease liabilities	$206

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 23 – Leases (continued)

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total of lease liabilities is as follows:

	Operating Lease Liabilities	Finance Lease Liabilities
Lease payments due (in thousands)	As of December 31, 2019	As of December 31, 2019
Twelve months ending December 31, 2020	$184	$445
Twelve months ending December 31, 2021	111	454
Twelve months ending December 31, 2022	110	454
Twelve months ending December 31, 2023	110	454
Twelve months ending December 31, 2024	110	479
Thereafter	1,352	2,881

Total undiscounted cash flows	$1,977	$5,167

Discount	(453)	(745)

Lease liabilities	$1,524	$4,422

Note 24 – Impact of recently issued accounting standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public business entities that meet the definition of a U.S. Securities and Exchange Commission (SEC) filer, excluding smaller reporting companies, the standard is effective for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years. All other entities will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company has been in discussions with its core processor to coordinate its plans for implementation and has contracted with an additional vendor to begin implementation.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 24 – Impact of recently issued accounting standards (continued)

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various Transition Resource Group (TRG) Meetings. The effective date of each of the amendments depends on the adoption date of ASU 2016-01, ASU 2016-13, and ASU 2017-12. The Company is currently assessing the impact that ASU 2019-04 will have on its consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.” The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently measure those instruments at fair value with changes in fair value flowing through earnings. The effective date and transition methodology for the amendments in ASU 2019-05 are the same as in ASU 2016-13. The Company is currently assessing the impact that ASU 2019-05 will have on its consolidated financial statements.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.” This ASU addresses issues raised by stakeholders during the implementation of ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Among other narrow-scope improvements, the new ASU clarifies guidance around how to report expected recoveries. “Expected recoveries” describes a situation in which an organization recognizes a full or partial write-off of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered. While applying the credit losses standard, stakeholders questioned whether expected recoveries were permitted on assets that had already shown credit deterioration at the time of purchase (also known as PCD assets). In response to this question, the ASU permits organizations to record expected recoveries on PCD assets. In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. The ASU includes effective dates and transition requirements that vary depending on whether or not an entity has already adopted ASU 2016-13. The Company is currently assessing the impact that ASU 2019-11 will have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.” The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-12 will have on its consolidated financial statements.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 24 – Impact of recently issued accounting standards (continued)

In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (SAB) 119. SAB 119 updated portions of SEC interpretative guidance to align with FASB ASC 326, “Financial Instruments – Credit Losses.” It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 25- Condensed financial statements of parent company

Financial information pertaining only to Bank of the James Financial Group, Inc. is as follows:

Balance Sheet

	December 31,
	2019	2018
Assets
Cash	$212	$349
Taxes receivable	15	25
Investment in subsidiaries	66,256	59,808
Other assets	8	19

Total assets	$66,491	$60,201

Liabilities and stockholders’ equity
Capital notes	$5,000	$5,000
Other liabilities	46	58

Total Liabilities	$5,046	$5,058

Common stock $2.14 par value	$9,325	$9,370
Additional paid-in-capital	31,225	31,495
Retained earnings	20,900	16,521
Accumulated other comprehensive (loss)	(5)	(2,243)

Total stockholders’ equity	$61,445	$55,143

Total liabilities and stockholders’ equity	$66,491	$60,201

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 25 – Condensed financial statements of parent company (continued)

Statements of Income

	Years Ended December 31,
	2019	2018
Income
Dividends from subsidiary	$1,800	$800
Operating expenses
Interest on capital notes	200	200
Legal and professional fees	166	217
Other expense	147	104

Total expenses	513	521

Income tax (benefit)	(108)	(109)

Income before equity in undistributed income of subsidiaries	1,395	388

Equity in undistributed income of subsidiaries	4,210	4,914

Net income	$5,605	$5,302

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

(dollars in thousands, except per share data)

Note 25 – Condensed financial statements of parent company (continued)

Statements of Cash Flows

	Years Ended December 31,
	2019	2018
Cash flows from operating activities
Net income	$5,605	$5,302
Adjustments to reconcile net income to net cash provided by operating activities
Decrease in income taxes receivable	10	95
Decrease (increase) in other assets	11	(1)
(Decrease) increase in other liabilities	(12)	58
Equity in undistributed net (income) of subsidiaries	(4,210)	(4,914)

Net cash provided by operating activities	$1,404	$540

Cash flows from financing activities
Dividends paid to common stockholders	$(1,226)	$(1,050)
Repurchase of common stock	(315)	—

Net cash (used in) financing activities	$(1,541)	$(1,050)

(Decrease) in cash and cash equivalents	$(137)	$(510)
Cash and cash equivalents at beginning of period	349	859

Cash and cash equivalents at end of period	$212	$349

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2019. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2019, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.	Controls and Procedures

Financial’s management, including Financial’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2019. Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Financial’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that Financial files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management’s annual report on internal control over financial reporting is incorporated herein by reference to Financial’s audited Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

There have been no significant changes during the quarter ended December 31, 2019, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Part of the response to this Item will be included in the information set forth under the headings “Nominees and Continuing Directors,” “Corporate Governance and the Board of Directors Matters,” “Director and Officer Biographical Information,” and “Committees of the Board of Directors of Financial” in Financial’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders, which Proxy Statement will be filed with the SEC within 120 days of the end of the Financial’s 2019 fiscal year (the “2020 Proxy Statement”), and such information is hereby incorporated by reference

Financial has adopted a code of ethics that applies to Financial’s directors, executive officers (including the principal financial officer, principal accounting officer or controller, or persons performing similar functions), and senior officers. The code of ethics has been posted under the “Investor Relations” section on Financial’s website: www.bankofthejames.bank.

Item 11.	Executive Compensation

The response to this Item will be included in the information set forth under the headings “Compensation of Directors and Executive Officers,” “Corporate Governance and the Board of Directors Matters,” and “Committees of the Board of Directors of Financial” in the 2020 Proxy Statement and such information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the information set forth under the headings “Securities Authorized for Issuance Under Equity Compensation Plans,” “Corporate Governance and the Board of Directors Matters – Independence of Directors,” and “Security Ownership of Management” in the 2020 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this Item will be included in the information set forth under the heading “Transactions with Related Parties” in the 2020 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The response to this Item will be included in the information set forth under the heading “Independent Registered Public Accounting Firm” in the 2020 Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements. Listed and included in Part II, Item 8.

    (2) Financial Statement Schedules. Not applicable.

    (3) Exhibits. The following exhibits are filed as a part of this Form 10-K and this list includes the Exhibit Index:

No.	Description

2.1	Agreement and Plan of Share Exchange dated October 9, 2003 between Bank of the James Financial Group, Inc. and Bank of the James, dated as of October 9, 2003 (incorporated by reference to Exhibit 2.1 to Form 8-K12g-3 filed on January 13, 2004)

3.1	Amended and Restated Articles of Incorporation of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3(i) to Form 8-K filed on August 12, 2009)

3.2	Bylaws of Bank of the James (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 24, 2012)

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-KSB filed on March 26, 2004)

10.1	Amended and Restated Stock Option Plan (incorporated by reference to Form S-8 filed on August 14, 2004)

10.2	Amended and Restated Deed of Lease effective as of June 1, 2019 by and between Bank of the James and Jamesview Investments LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 10, 2020

10.3	Form of Securities Purchase Agreement, made as of November 23, 2015, between Bank of the James Financial Group, Inc. and each institutional investor purchasing common shares of Bank of the James Financial Group, Inc. in the private placement that closed on December 3, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 24, 2015)

10.4	Salary Continuation Agreement dated as of August 6, 2009 by and between the Bank and Robert R. Chapman III (incorporated by reference to Exhibit 10.7 to Form 8-K filed on August 12, 2009)

10.5	Salary Continuation Agreement dated as of August 6, 2009 by and between the Bank and J. Todd Scruggs (incorporated by reference to Exhibit 10.8 to Form 8-K filed on August 12, 2009)

10.6	Salary Continuation Agreement dated as of August 6, 2009 by and between the Bank and Harry P. Umberger (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 12, 2009)

10.7	First Amended Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and Robert R. Chapman III (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2016)

10.8	First Amended Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and J. Todd Scruggs (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 21, 2016)

10.9	First Amended Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and Harry P. Umberger (incorporated by reference to Exhibit 10.3 to Form 8-K filed on October 21, 2016)

10.10	2016 Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and Harry P. Umberger (incorporated by reference to Exhibit 10.4 to Form 8-K filed on October 21, 2016)

10.11	Dividend Reinvestment Plan (Incorporated by reference to Registration Statement on Form S-3, filed on August 21, 2017)

10.12	2018 Bank of the James Financial Group, Inc. Equity Incentive Plan (incorporated by reference to Schedule 14A Proxy Statement Pursuant to Section 14(a) filed on April 9, 2018).

10.13	2018 Bank of the James Financial Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Schedule 14A Proxy Statement Pursuant to Section 14(a) filed on April 9, 2018).

21.1	List of subsidiaries (filed herewith)

23.1	Consent of Yount, Hyde and Barbour, P.C.(incorporated by references to Exhibit 23.1 on Form 10-K filed on March 22, 2019)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)

101	Pursuant to Rule 405 of Regulation S-T, the following materials from Bank of the James Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018; (ii) Consolidated Statements of Income For the Years ended December 31, 2019 and 2018; (iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2019 and 2018 (iv) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income For the Years ended December 31, 2019 and 2018; (v) Notes to Consolidated Financial Statements.

Item 16.	Form 10–K Summary - Not required

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 20, 2020.

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