Form 10-Q
period 2020-03-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2020-05-13
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,339,436 shares of Common Stock, par value $2.14 per share, were outstanding at May 13, 2020.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2020 unaudited)

	March 31, 2020	December 31, 2019
Assets
Cash and due from banks	$31,656	$30,794
Federal funds sold	32,541	8,317

Total cash and cash equivalents	64,197	39,111
Securities held-to-maturity (fair value of $4,223 in 2020 and $3,861 in 2019)	3,683	3,688
Securities available-for-sale, at fair value	54,992	59,655
Restricted stock, at cost	1,506	1,506
Loans, net of allowance for loan losses of $5,474 in 2020 and $4,829 in 2019	570,659	573,274
Loans held for sale	6,134	4,221
Premises and equipment, net	16,493	16,698
Interest receivable	1,922	1,866
Cash value - bank owned life insurance	16,278	13,686
Other real estate owned	1,761	2,339
Deferred tax asset, net	788	1,177
Other assets	7,642	8,173

Total assets	$746,055	$725,394

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing demand	$97,104	$93,936
NOW, money market and savings	377,507	362,821
Time	193,659	192,702

Total deposits	668,270	649,459
Capital notes	5,000	5,000
Income taxes payable	347	124
Interest payable	176	173
Other liabilities	8,934	9,193

Total liabilities	$682,727	$663,949

Commitments and Contingencies
Stockholders’ equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,339,436 and 4,357,436 as of March 31, 2020 and December 31, 2019	9,286	9,325
Additional paid-in-capital	30,989	31,225
Retained earnings	21,591	20,900
Accumulated other comprehensive income (loss)	1,462	(5)

Total stockholders’ equity	$63,328	$61,445

Total liabilities and stockholders’ equity	$746,055	$725,394

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended March 31,
	2020	2019
Interest Income
Loans	$7,005	$6,654
Securities
US Government and agency obligations	187	185
Mortgage backed securities	59	61
Municipals - taxable	75	78
Municipals - tax exempt	—	3
Dividends	9	18
Other (Corporates)	23	23
Interest bearing deposits	64	91
Federal Funds sold	66	121

Total interest income	7,488	7,234

Interest Expense
Deposits
NOW, money market savings	326	306
Time Deposits	946	748
Finance leases	30	—
Capital notes	50	50

Total interest expense	1,352	1,104

Net interest income	6,136	6,130
Provision for loan losses	888	210

Net interest income after provision for loan losses	5,248	5,920

Noninterest income
Gain on sales of loans held for sale	1,177	691
Service charges, fees and commissions	488	439
Life insurance income	78	83
Other	12	6
Gain on sales and calls of securities, net	431	—

Total noninterest income	2,186	1,219

Noninterest expenses
Salaries and employee benefits	3,354	2,928
Occupancy	436	421
Equipment	609	458
Supplies	127	162
Professional, data processing, and other outside expense	924	815
Marketing	136	145
Credit expense	196	127
Other real estate expenses	99	139
FDIC insurance expense	57	94
Other	259	310

Total noninterest expenses	6,197	5,599

Income before income taxes	1,237	1,540
Income tax expense	242	306

Net Income	$995	$1,234

Weighted average shares outstanding - basic	4,348,040	4,378,436

Weighted average shares outstanding - diluted	4,348,040	4,380,959

Earnings per common share - basic	$0.23	$0.28

Earnings per common share - diluted	$0.23	$0.28

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollar amounts in thousands) (unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net Income	$995	$1,234

Other comprehensive income:
Unrealized gains on securities available-for-sale	2,287	1,311
Tax effect	(480)	(275)
Reclassification adjustment for gains included in net income (1)	(431)	—
Tax effect (2)	91	—

Other comprehensive income, net of tax	1,467	1,036

Comprehensive income	$2,462	$2,270

(1)	Gains are included in “gain on sales and calls of available-for-sale securities, net” on the consolidated statements of income.
(2)	The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2020 and 2019

(dollar amounts in thousands) (unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net Income	$995	$1,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	504	377
Stock based compensation expense	27	27
Net amortization and accretion of premiums and discounts on securities	100	100
(Gain) on sales of available-for-sale securities	(431)	—
(Gain) on sales of loans held for sale	(1,177)	(691)
Proceeds from sales of loans held for sale	46,037	20,428
Origination of loans held for sale	(46,773)	(20,671)
Provision for loan losses	888	210
(Gain) loss on sale of other real estate owned	(6)	13
Impairment of other real estate owned	102	115
(Increase) in cash value of life insurance	(78)	(83)
(Increase) in interest receivable	(56)	(204)
Decrease (increase) in other assets	39	(3)
Increase in income taxes payable	223	(305)
Increase in interest payable	3	27
(Decrease) in other liabilities	(206)	(261)

Net cash provided by operating activities	$191	$313

Cash flows from investing activities
Purchases of securities available-for-sale	$(8,259)	$—
Proceeds from maturities, calls and paydowns of securities available-for-sale	495	444
Proceeds from sale of securities available-for-sale	14,619	—
Purchases of bank owned life insurance	(2,750)	—
Life insurance proceeds	588	—
Proceeds from sale of other real estate owned	500	349
Origination of loans, net of principal collected	1,709	(6,453)
Purchases of premises and equipment	(159)	(1,286)

Net cash provided by (used in) investing activities	$6,743	$(6,946)

Cash flows from financing activities
Net increase in deposits	$18,811	$4,701
Principal payments on finance lease obligations	(80)	—
Repurchases of common stock	(275)	—
Dividends paid to common stockholders	(304)	(263)

Net cash provided by financing activities	$18,152	$4,438

Increase (decrease) in cash and cash equivalents	25,086	(2,195)
Cash and cash equivalents at beginning of period	$39,111	$50,325

Cash and cash equivalents at end of period	$64,197	$48,740

Non cash transactions
Transfer of loans to other real estate owned	$18	$300
Fair value adjustment for securities available-for-sale	1,856	1,311
Lease liabilities arising from right-of-use assets	—	2,990
Cash transactions
Cash paid for interest	$1,349	$1,077
Cash paid for income taxes	—	—

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2020 and 2019

(dollars in thousands, except per share amounts) (unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	(Loss)	Total
Balance at December 31, 2018	4,378,436	$9,370	$31,495	$16,521	$(2,243)	$55,143

Net Income	—	—	—	1,234	—	1,234
Dividends paid on common stock ($0.06 per share)	—	—	—	(263)	—	(263)
Other comprehensive income	—	—	—	—	1,036	1,036

Balance at March 31, 2019	4,378,436	$9,370	$31,495	$17,492	$(1,207)	$57,150

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2019	4,357,436	$9,325	$31,225	$20,900	$(5)	$61,445

Net Income	—	—	—	995	—	995
Dividends paid on common stock ($0.07 per share)	—	—	—	(304)	—	(304)
Repurchase of common stock	(18,000)	(39)	(236)	—	—	(275)
Other comprehensive income	—	—	—	—	1,467	1,467

Balance at March 31, 2020	4,339,436	$9,286	$30,989	$21,591	$1,462	$63,328

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2019. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2019 included in Financial’s Annual Report on Form 10-K. Results for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Certain immaterial reclassifications have been made to prior period balances to conform to the current period presentation.

The Company’s primary market area consists of the area commonly referred to as Region 2000 which encompasses the seven jurisdictions of the Town of Altavista, Amherst County, Appomattox County, the Town of Bedford, Bedford County, Campbell County, and the City of Lynchburg. Recently, the Company has expanded into Charlottesville, Roanoke, Blacksburg, Harrisonburg, Lexington, and Rustburg.

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

Note 3 – Earnings Per Common Share (EPS)

The following is a summary of the earnings per share calculation for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
	2020	2019
Net income	$995,000	$1,234,000
Weighted average number of shares	4,348,040	4,378,436
Restricted stock units affect of incremental shares	—	2,523

Weighted average diluted shares	4,348,040	4,380,959

Basic EPS (weighted avg shares)	$0.23	$0.28

Diluted EPS (Including incremental shares)	$0.23	$0.28

In 2020, all restricted stock units (RSUs) were excluded from calculating diluted earnings per share as the Company elected to settle units vesting in 2020 wholly in cash. Going forward, management has adopted a cash settlement policy for all currently outstanding RSUs. Prior to 2020, the presumption was that the shares would be settled in common stock and the RSUs were included in the calculation of diluted EPS. There were no potentially dilutive shares were excluded from the 2019 earnings per share calculation because they were anti-dilutive.

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards.

Note 4 – Stock Based Compensation (continued)

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

On January 2, 2019, the Company granted its first block of equity compensation under the 2018 Incentive Plan consisting of 24,500 restricted stock units. The recipients of restricted stock units do not receive shares of the Company’s stock immediately, but instead may receive shares, cash in lieu of shares, or a combination thereof upon satisfying the requisite service period specified by the terms and conditions of the grant. Additionally, the recipients of restricted stock units do not enjoy the rights of holder of the Company’s common stock until the units have vested and as such, they do not have voting rights or rights to nonforfeitable dividends. The related compensation expense is based on the grant date fair value of the Company’s stock of $13.00 per share. Shares vest over 3 years in thirds with the first one-third vesting on January 2, 2020. The value of the first one-third vested portion of the grant was settled with cash payments and no shares were issued.

The total expense recognized for the three months ended March 31, 2020 and 2019, in connection with the restricted stock unit awards was approximately $27,000 and $27,000, respectively. There were no forfeitures during the three month periods ending March 31, 2020.

At March 31, 2020, the unrecognized stock-based compensation expense related to unvested restricted stock awards amounted to approximately $186,000. The unrecognized expense will be recognized ratably over the remaining vesting period of 1.75 years. The Company accounts for forfeitures as they occur.

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

Note 5 – Fair Value Measurements (continued)

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

Note 5 – Fair Value Measurements (continued)

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period.

		Carrying Value at March 31, 2020 (in thousands)
Description	Balance as of March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$2,041	$—	$2,041	$—
US agency obligations	27,269	—	27,269	—
Mortgage-backed securities	10,122	—	10,122	—
Municipals	11,588	—	11,588	—
Corporates	3,972	—	3,972	—

Total available-for-sale securities	$54,992	$—	$54,992	$—

		Carrying Value at December 31, 2019 (in thousands)
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$1,964	$	$1,964	$
US agency obligations	32,108	—	32,108	—
Mortgage-backed securities	10,264	—	10,264	—
Municipals	11,222	—	11,222	—
Corporates	4,097	—	4,097	—

Total available-for-sale securities	$59,655	$—	$59,655	$—

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

Note 5 – Fair Value Measurements (continued)

Loans held for sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended March 31, 2020. Gains and losses on the sale of loans are recorded within gains on sales of loans held for sale, net on the Consolidated Statements of Income.

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

Note 5 – Fair Value Measurements (continued)

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period (in thousands):

		Carrying Value at March 31, 2020
Description	Balance as of March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$1,908	$—	$—	$1,908
Other real estate owned	1,761	—	—	1,761

*	Includes loans charged down to the net realizable value of the collateral.

		Carrying Value at December 31, 2019
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$1,239	$—	$—	$1,239
Other real estate owned	2,339	—	—	2,339

*	Includes loans charged down to the net realizable value of the collateral.

Note 5 – Fair Value Measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2020 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
Impaired loans	$1,908	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)
OREO	1,761	Discounted appraised value	Selling cost	0% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

(1)	Weighted based on the relative value of the instruments.

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2019 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
Impaired loans	$1,239	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)
OREO	2,339	Discounted appraised value	Selling cost	0% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

(1)	Weighted based on the relative value of the instruments.

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

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments and their placement in the fair value hierarchy at March 31, 2020 and December 31, 2019 was as follows (in thousands):

		Fair Value Measurements at March 31, 2020 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash and due from banks	$31,656	$31,656	$—	$—	$31,656
Fed funds sold	32,541	32,541	—	—	32,541
Securities
Available-for-sale	54,992	—	54,992	—	54,992
Held-to-maturity	3,683	—	4,223	—	4,223
Restricted stock	1,506		1,506	—	1,506
Loans, net (1)	570,659	—	—	569,458	569,458
Loans held for sale	6,134	—	6,134	—	6,134
Interest receivable	1,922	—	1,922	—	1,922
BOLI	16,278	—	16,278	—	16,278
Liabilities
Deposits	$668,270	$—	$671,077	$—	$671,077
Capital notes	5,000	—	4,839	—	4,839
Interest payable	176	—	176	—	176

		Fair Value Measurements at December 31, 2019 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Cash and due from banks	$30,794	$30,794	$—	$—	$30,794
Fed funds sold	8,317	8,317	—	—	8,317
Securities
Available-for-sale	59,655	—	59,655	—	59,655
Held-to-maturity	3,688	—	3,861	—	3,861
Restricted stock	1,506	—	1,506	—	1,506
Loans, net (1)	573,274	—	—	569,850	569,850
Loans held for sale	4,221	—	4,221	—	4,221
Interest receivable	1,866	—	1,866	—	1,866
BOLI	13,686	—	13,686	—	13,686
Liabilities
Deposits	$649,459	$—	$651,479	$—	$651,479
Capital notes	5,000	—	4,795	—	4,795
Interest payable	173	—	173	—	173

(1)	Carrying amount is net of unearned income and the Allowance.

Note 6 - Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of March 31, 2020 and December 31, 2019 (amounts in thousands):

	March 31, 2020
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$3,683	$540	$—	$4,223

Available-for-Sale
US Treasuries	2,000	41	—	2,041
US agency obligations	26,141	1,128	—	27,269
Mortgage-backed securities	9,830	344	(52)	10,122
Municipals	11,089	499	—	11,588
Corporates	4,082	21	(131)	3,972

	$53,142	$2,033	$(183)	$54,992

	December 31, 2019
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$3,688	$173	$—	$3,861

Available-for-Sale
US Treasuries	1,966	—	(2)	1,964
US agency obligations	32,163	278	(333)	32,108
Mortgage-backed securities	10,328	42	(106)	10,264
Municipals	11,118	117	(13)	11,222
Corporates	4,086	32	(21)	4,097

	$59,661	$469	$(475)	$59,655

Note 6 – Securities (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2020 and December 31, 2019 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2020	Value	Losses	Value	Losses	Value	Losses
Description of securities
Held-to-maturity
US agency obligations	$—	$—	$—	$—	$—	$—
Available-for-sale
US Treasuries	—	—	—	—	—	—
US agency obligations	—	—	—	—	—	—
Mortgage-backed securities	—	—	648	52	648	52
Municipals	—	—	—	—	—	—
Corporates	1,982	15	944	116	2,926	131

Total	$1,982	$15	$1,592	$168	$3,574	$183

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	Value	Losses	Value	Losses	Value	Losses
Description of securities
Held-to-maturity
US agency obligations	$—	$—	$—	$—	$—	$—
Available-for-sale
US Treasuries	—	—	1,964	2	1,964	2
US agency obligations	12,395	218	12,048	115	24,443	333
Mortgage-backed securities	—	—	6,609	106	6,609	106
Municipals	—	—	2,736	13	2,736	13
Corporates	—	—	1,042	21	1,042	21

Total	$12,395	$218	$24,399	$257	$36,794	$475

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

Note 6 – Securities (continued)

At March 31, 2020, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of March 31, 2020, the Bank owned five securities in an unrealized loss position that were being evaluated for other than temporary impairment. Two of these securities were S&P rated AAA, one was rated AA, one was rated A, and one was rated BBB+. As of March 31, 2020, two of these securities were direct obligations of the U.S. government or government sponsored entities and three were investments in domestic corporate issued securities.

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

Gross gains on sales of available-for-sale securities were $431 during the three months ended March 31, 2020 as compared to $0 during the same periods in 2019. There were no gross losses on sales of available-for-sale securities during the three month periods ended March 31, 2020 and 2019. There were no sales of held-to-maturity securities during the three month periods ended March 31, 2020 and 2019.

Note 7 – Business Segments

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

Note 7 – Business Segments (continued)

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three months ended March 31, 2020 and 2019 was as follows (dollars in thousands):

Business Segments

	Community
	Banking	Mortgage	Total
Three months ended March 31, 2020
Net interest income	$6,136	$—	$6,136
Provision for loan losses	888	—	888

Net interest income after provision for loan losses	5,248	—	5,248
Noninterest income	1,009	1,177	2,186
Noninterest expenses	5,340	857	6,197

Income before income taxes	917	320	1,237
Income tax expense	175	67	242

Net income	$742	$253	$995

Total assets	$739,651	$6,404	$746,055

Three months ended March 31, 2019
Net interest income	$6,130	$—	$6,130
Provision for loan losses	210	—	210

Net interest income after provision for loan losses	5,920	—	5,920
Noninterest income	528	691	1,219
Noninterest expenses	5,025	574	5,599

Income before income taxes	1,423	117	1,540
Income tax expense	281	25	306

Net income	$1,142	$92	$1,234

Total assets	$681,531	$2,857	$684,388

Note 8 – Loans, allowance for loan losses and OREO

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

Loan Segments:	Loan Classes:
Commercial	Commercial and industrial loans

Commercial real estate	Commercial mortgages – owner occupied

Commercial mortgages – non-owner occupied

Commercial construction

Consumer	Consumer unsecured

Consumer secured

Residential	Residential mortgages

Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	March 31,	December 31,
	2020	2019
Commercial	$115,529	$114,257
Commercial real estate	302,562	303,900
Consumer	91,330	89,945
Residential	66,712	70,001

Total loans (1)	576,133	578,103
Less allowance for loan losses	5,474	4,829

Net loans	$570,659	$573,274

(1)	Includes net deferred costs and premiums of $550 and $572 as of March 31, 2020 and December 31, 2019, respectively.

The Bank’s internal risk rating system is in place to grade commercial and commercial real estate loans. Category ratings are reviewed periodically by lenders and the credit review area of the Bank based on the borrower’s individual situation. Additionally, internal and external monitoring and review of credits are conducted on an annual basis.

Note 8 – Loans, allowance for loan losses and OREO (continued)

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

Note 8 – Loans, allowance for loan losses and OREO (continued)

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

Loans on Non-Accrual Status
(dollars in thousands)

	As of
	March 31, 2020	December 31, 2019
Commercial	$331	$262
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	392	262
Commercial Mortgages-Non-Owner Occupied	453	450
Commercial Construction	—	—
Consumer
Consumer Unsecured	—	—
Consumer Secured	33	47
Residential:
Residential Mortgages	245	280
Residential Consumer Construction	—	—

Totals	$1,454	$1,301

Note 8 – Loans, allowance for loan losses and OREO (continued)

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank which was acquired through purchase at foreclosure or from the borrower through a deed in lieu of foreclosure. OREO decreased to $1,761 on March 31, 2020 from $2,339 on December 31, 2019. The following table represents the changes in OREO balance during the three months ended March 31, 2020 and year ended December 31, 2019.

OREO Changes
(dollars in thousands)

	Three Months Ended	Year Ended
	March 31, 2020	December 31, 2019
Balance at the beginning of the year (net)	$2,339	$2,430
Transfers from loans	18	785
Capitalized costs	—	—
Valuation adjustments	(102)	(287)
Sales proceeds	(500)	(570)
(Gain) loss on disposition	6	(19)

Balance at the end of the period (net)	$1,761	$2,339

At March 31, 2020 and December 31, 2019, the Company had no consumer mortgage loans secured by residential real estate for which foreclosure was in process. The Company held one residential real estate property carried on the books in other real estate owned at a value of $18 as of March 31, 2020 and four residential real estate properties carried on the books at a value of $325 in other real estate owned as of December 31, 2019.

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the the Three Months Ended March 31, 2020
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2020	Investment	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded:
Commercial	$456	$1,038	$—	$462	$5
Commercial Real Estate
Commercial Mortgages-Owner Occupied	5,697	6,083	—	4,082	84
Commercial Mortgage Non-Owner Occupied	549	570	—	556	15
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	267	267	—	187	2
Residential
Residential Mortgages	1,382	1,444	—	1,336	17
Residential Consumer Construction	—	—	—	—	—
With an Allowance Recorded:
Commercial	$7	$7	$7	$7	$—
Commercial Real Estate
Commercial Mortgages-Owner Occupied	—	—	—	6	—
Commercial Mortgage Non-Owner Occupied	13	13	—	14	—
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	—	—	—	—	—
Residential
Residential Mortgages	—	—	—	70	—
Residential Consumer Construction	—	—	—	—	—
Totals:
Commercial	$463	$1,045	$7	$469	$5
Commercial Real Estate
Commercial Mortgages-Owner Occupied	5,697	6,083	—	4,088	84
Commercial Mortgage Non-Owner Occupied	562	583	—	570	15
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	267	267	—	187	2
Residential
Residential Mortgages	1,382	1,444	—	1,406	17
Residential Consumer Construction	—	—	—	—	—

	$8,371	$9,422	$7	$6,720	$123

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the the Year Ended December 31, 2019
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

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Three Months Ended March 31, 2020
		Commercial
2020	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:
Beginning Balance	$1,330	$1,932	$865	$702	$4,829
Charge-Offs	—	(211)	(8)	(41)	(260)
Recoveries	4	—	12	1	17
Provision	219	534	108	27	888

Ending Balance	1,553	2,255	977	689	5,474
Ending Balance: Individually evaluated for impairment	7	—	—	—	7

Ending Balance: Collectively evaluated for impairment	1,546	2,255	977	689	5,467

Totals:	$1,553	$2,255	$977	$689	$5,474

Financing Receivables:
Ending Balance: Individually evaluated for impairment	463	6,259	267	1,382	8,371

Ending Balance: Collectively evaluated for impairment	115,066	296,303	91,063	65,330	567,762

Totals:	$115,529	$302,562	$91,330	$66,712	$576,133

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2019
		Commercial
2019	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:
Beginning Balance	$1,136	$1,831	$956	$658	$4,581
Charge-Offs	(106)	(26)	(189)	(42)	(363)
Recoveries	35	5	44	4	88
Provision	265	122	54	82	523

Ending Balance	1,330	1,932	865	702	4,829
Ending Balance: Individually evaluated for impairment	7	15	—	33	55

Ending Balance: Collectively evaluated for impairment	1,323	1,917	865	669	4,774

Totals:	$1,330	$1,932	$865	$702	$4,829

Financing Receivables:
Ending Balance: Individually evaluated for impairment	475	3,056	107	1,429	5,067

Ending Balance: Collectively evaluated for impairment	113,782	300,844	89,838	68,572	573,036

Totals:	$114,257	$303,900	$89,945	$70,001	$578,103

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Loans as of
	March 31, 2020
	(dollars in thousands)
			Greater				Recorded Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
2020	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$931	$182	$110	$1,223	$114,306	$115,529	$—
Commercial Real Estate:
Commercial Mortgages- Owner Occupied	3,596	291	273	4,160	99,213	103,373	—
Commercial Mortgages-Non-Owner Occupied	551	—	427	978	181,485	182,463	—
Commercial Construction	288	—	—	288	16,438	16,726	—
Consumer:
Consumer Unsecured	41	—	—	41	6,431	6,472	—
Consumer Secured	543	216	—	759	84,099	84,858	—
Residential:
Residential Mortgages	941	561	245	1,747	51,239	52,986	—
Residential Consumer Construction	—	—	—	—	13,726	13,726	—

Total	$6,891	$1,250	$1,055	$9,196	$566,937	$576,133	$—

	Age Analysis of Past Due Loans as of
	December 31, 2019
	(dollars in thousands)
			Greater				Recorded Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
2019	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$146	$1,084	$116	$1,346	$112,911	$114,257	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	234	192	143	569	104,223	104,792	—
Commercial Mortgages-Non-Owner Occupied	58	9	450	517	181,730	182,247	—
Commercial Construction	—	—	—	—	16,861	16,861	—
Consumer:
Consumer Unsecured	52	3	—	55	6,812	6,867	—
Consumer Secured	316	130	21	467	82,611	83,078	—
Residential:
Residential Mortgages	595	576	280	1,451	53,833	55,284	—
Residential Consumer Construction	492	—	—	492	14,225	14,717	—

Total	$1,893	$1,994	$1,010	$4,897	$573,206	$578,103	$—

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Credit Quality Information - by Class
	March 31, 2020
	(dollars in thousands)
2020	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$110,389	$1,301	$3,335	$504	$—	$115,529
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	92,250	986	4,441	5,696	—	103,373
Commercial Mortgages-Non-Owner Occupied	176,154	4,682	983	644	—	182,463
Commercial Construction	16,726	—	—	—	—	16,726
Consumer
Consumer Unsecured	6,430	—	—	42	—	6,472
Consumer Secured	84,491	—	—	367	—	84,858
Residential:
Residential Mortgages	51,465	—	—	1,521	—	52,986
Residential Consumer Construction	13,366	360	—	—	—	13,726

Totals	$551,271	$7,329	$8,759	$8,774	$—	$576,133

	Credit Quality Information - by Class
	December 31, 2019
	(dollars in thousands)
2019	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$108,907	$313	$4,518	$519	$—	$114,257
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	93,553	446	8,316	2,477	—	104,792
Commercial Mortgages-Non -Owner Occupied	175,471	5,118	994	664	—	182,247
Commercial Construction	16,572	289	—	—	—	16,861
Consumer
Consumer Unsecured	6,867	—	—	—	—	6,867
Consumer Secured	82,860	—	—	218	—	83,078
Residential:
Residential Mortgages	53,714	—	—	1,570	—	55,284
Residential Consumer Construction	14,416	301	—	—	—	14,717

Totals	$552,360	$6,467	$13,828	$5,448	$—	$578,103

Note 8 – Loans, allowance for loan losses and OREO (continued)

Troubled Debt Restructurings (TDR)

There were no loan modifications that would have been classified as TDRs during the three months ended March 31, 2020 and 2019.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three months ended March 31, 2020 and 2019.

At March 31, 2020 and December 31, 2019, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

We have developed relief programs to assist borrowers in financial need due to the effects of the COVID-19 pandemic. Accordingly, we are offering short-term modifications made in response to COVID-19 to certain borrowers who are current and otherwise not past due. These include short-term, 90 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, deferral of principal only (interest only payments), or other delays in payment that are insignificant.

As of March 31, 2020, the Bank had modified 69 loans as described in the preceding paragraph. As of May 12, 2020, modifications described in the preceding paragraph attributed to COVID-19 were $82,189,000 representing 159 loans. This represented 14.27% of the total loan portfolio as of March 31, 2020. Of that total 142 were commercial loan borrowers representing $79,760,000 in loans, or 13.84% of our total loan portfolio as of March 31, 2020 and 17 were retail loan borrowers representing $2,429,000, or 0.42% of our total loan portfolio as of March 31, 2020. Of the total deferrals, 34.15% are for three-month deferrals of principal only. In accordance with the March 22, 2020 Joint Interagency Regulatory Guidance, the above modifications were not considered to be troubled debt restructurings and were excluded from the discussion above.

Note 9 – Revenue Recognition

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

Note 9 – Revenue Recognition (continued)

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

Note 10 – Recent accounting pronouncements and other authoritative guidance

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the

Note 10 – Recent accounting pronouncements and other authoritative guidance (continued)

guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company has been in discussions with its core processor to coordinate plans for implementation and has contracted with an additional vendor to begin implementation.

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

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help

Note 10 – Recent accounting pronouncements and other authoritative guidance (continued)

stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has identified a very small number of loans influenced by LIBOR and is currently evaluating different benchmarks that could be used as a substitute for LIBOR. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its affected loans.

On March 12, 2020, the SEC finalized amendments to its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and are effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date. The rule change expands the definition of “smaller reporting companies” to include entities with public float of less than $700 million and less than $100 million in annual revenues. This change does not change the Company’s annual reporting and audit requirements.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., three months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The Company has applied a three-month payment deferral option or a three-month interest only option to approximately 159 individual loans (all of which were current before the onset of the pandemic) totaling approximately $82 million in principal balances.

Note 11 – COVID-19 and Current Economic Conditions

On March 11, 2020, the World Health Organization announced that the COVID-19 outbreak was deemed a pandemic, and on March 13, 2020, the President declared the ongoing COVID-19 pandemic of sufficient magnitude to warrant an emergency declaration. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and when state and local economies will return to operational norms, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. In addition, we rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Furthermore, the outbreak could negatively impact our employees and customers’ ability to engage in banking and other financial transactions. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a COVID-19 outbreak in our market areas.

Management will continue to evaluate current economic conditions to determine the impact of the pandemic on the ability of our customers to fulfill their financial obligations to the Company, as well as the values of our financial and nonfinancial assets resulting from the market disruption. Accordingly, significant estimates used in the preparation of our financial statements including those associated with the evaluation of the allowance for loan losses as well as other valuation-based estimates may be subject to significant adjustments in future periods. As the full effects are not yet known, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business. However, if the pandemic continues to evolve into a prolonged worldwide health crisis, the disease could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Note 12 – Subsequent Events

On December 17, 2019, the Company authorized a Voluntary Early Retirement Incentive Plan (the “Voluntary Plan”) to be offered to certain eligible long-term employees of Bank of the James, a Virginia banking corporation that is a wholly-owned subsidiary of the Company (the “Bank”). Eight (8) of the nine (9) employees eligible to participate elected to take early retirement. Upon acceptance of the early retirement offers on April 3, 2020, each of the retiring individuals received from the Company a one-time lump sum payment, in an amount calculated on the basis of his or her years of service as an employee. In connection with the Voluntary Plan, on April 3, 2020 the Company incurred a total expense of approximately $630,000, substantially all of which was attributable to the one-time termination benefits paid by the Company. There are no future cash expenditures to be paid under the Voluntary Plan.

On April 13, 2020, the Company commenced a private placement of unregistered debt securities (the “2020 Offering”). In the 2020 Offering, the Company is offering up to $12,000,000 in principal of notes (the “2020 Notes.”) The 2020 Notes will bear interest at the rate of 3.25% per year with interest payable quarterly in arrears. The 2020 Notes will mature on June 30, 2025 and are subject to full or partial repayment on or after June 30, 2021. The Company intends to use the proceeds from the 2020 Offering for general corporate purposes in the discretion of Company’s management. Such purposes may include the payment of principal of the Company’s currently outstanding 4.00% notes that were issued in 2017, contribution of additional capital to the Bank, payment of interest on the 2020 Notes, and other general corporate purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Statements made in this document and in any documents that are incorporated by reference which are not purely historical are forward-looking statements, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Shareholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Financial and could cause those results to differ materially from those expressed in forward-looking statements contained in this document. These factors, many of which are beyond Financial’s control, include, but are not necessarily limited to the following:

•	the effects of the COVID-19 pandemic on the business, customers, employees and third-party service providers of Financial or any of its acquisition targets;

•	operating, legal and regulatory risks, including the effects of legislative or regulatory developments affecting the financial industry generally or Financial specifically;

•

government legislation and policies (including the impact of the Dodd-Frank Wall Street Reform and the Consumer Protection Act and its related regulations), including changes to address the impact of COVID-19;

•	economic, market, political and competitive forces affecting Financial’s banking and other businesses;

•

competition for our customers from other providers of financial services; government legislation and regulation relating to the banking industry (which changes from time to time and over which we have no control) including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	changes in interest rates, monetary policy and general economic conditions, which may impact Financial’s net interest income;

•	changes in the value of real estate securing loans made by the Bank;

•	diversion of management time on pandemic-related issues;

•	adoption of new accounting standards or changes in existing standards;

•	changes to statutes, regulations, or regulatory policies or practices resulting from the COVID-19 pandemic;

•	compliance or operational risks related to new products, services, ventures, or lines of business, if any, that Financial may pursue or implement; and

•	the risk that Financial’s analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

Other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make.

These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements. Financial specifically disclaims any obligation to update factors or to publicly announce the results of revisions to any of the forward-looking statements or comments included herein to reflect future events or developments.

IMPACT OF COVID-19

The progression of the COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the three months ended March 31, 2020. Management anticipates that the pandemic will have a significant adverse impact on the economy, the banking industry and our Company in future periods.

Effects on Market Areas.

The broad suspension of business activities in the Commonwealth is likely to lead to a significant increase in the Commonwealth’s and our market areas’ unemployment rate. As of December 2020, the Lynchburg MSA had an unemployment rate (not adjusted seasonally) of 4.8%, as compared to a statewide average unemployment rate of 3.3%. Because these developments commenced late in the first quarter, and because the public health effects of COVID-19 are generally expected to peak later this year in the communities in which we operate, we believe the economic consequences of the pandemic are difficult to quantify and are expected to continue to worsen.

Policy and Regulatory Developments.

Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•	The Federal Reserve decreased the range for the Federal Funds Target Rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a current range of 0.0—0.25%.

•

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (SBA), referred to as the Paycheck Protection Program, or PPP program, which was subsequently increased by $320 billion on April 24, 2020. Under the PPP program, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP program. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to loan modifications and classification as TDRs for a limited period of time to account for the effects of COVID-19.

•

On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs, and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. Loan modifications made through May 12, 2020 are disclosed within Note 8 – Loans, allowance for loan losses and OREO.

Effects on Our Business.

The COVID-19 pandemic and the specific developments referred to above are expected to have a significant impact on our business. As a result, we anticipate that our financial condition, capital levels and results of operations could be significantly adversely affected, as described in further detail below.

COVID-19 Crisis Management.

As an essential service provider, Bank of the James has continued to provide uninterrupted service to its clients throughout the COVID-19 crisis. On March 2, 2020 the Company’s Management Committee initiated plans in response to the emerging risk related to the pandemic.

From the beginning, our management of the crisis has focused on protecting the health and well-being of our employees and clients while continuing to provide our clients with full access to banking services. As the operational risk related to the COVID-19 crisis evolved, the Company took proactive measures to manage operational risk, including the following:

•	The Company has fully implemented its Business Continuity Plan.

•	All branches remain open, with routine banking services offered through online banking, drive-thru, ATMs, and limited lobby access.

•	Implemented a number of actions to support a healthy workforce, including:

•	Flexible work practices such as work-from-home options, working in shifts and placing greater distances between employees;

•	Discontinuation of non-essential business travel and meetings; and

•	Use of online meeting platforms, including our decision to hold the 2020 Annual Meeting of Shareholders in a virtual format.

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

See “Management Discussion and Analysis Results of Operations – Allowance for Provision for Loan Losses” below for further discussion of the allowance for loan losses.

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

The Bank is a Virginia banking corporation headquartered in Lynchburg, Virginia. The Bank was incorporated under the laws of the Commonwealth of Virginia as a state-chartered bank in 1998 and began banking operations in July 1999. The Bank was organized to engage in general retail and commercial banking business. The Bank is a community-oriented financial institution that provides varied banking services to individuals, small and medium-sized businesses, and professional concerns. Historically, our primary market area has been the Central Virginia, Region 2000 area, which encompasses the seven jurisdictions of the Town of Altavista, Amherst County, Appomattox County, the Town of Bedford, Bedford County, Campbell County, and the City of Lynchburg. Recently the Bank has begun to expand to other areas in Virginia, specifically Roanoke, Charlottesville, Harrisonburg, Blacksburg, Lexington and Rustburg. The Bank strives to provide its customers with products comparable to statewide regional banks located in its market area, while maintaining the prompt response time and level of service of a community bank. Management believes this operating strategy has particular appeal in the Bank’s market areas.

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

The Bank services its banking customers through the following locations in Virginia:

Full-Service Branches

•	The main office located at 828 Main Street in Lynchburg (the “Main Street Office”),

•	A branch located at 5204 Fort Avenue in Lynchburg (the “Fort Avenue Branch”),

•	A branch located at 4698 South Amherst Highway in Amherst County (the “Madison Heights Branch”),

•	A branch located at 17000 Forest Road in Forest (the “Forest Branch”),

•	A branch located at 4935 Boonsboro Road, Suites C and D in Lynchburg (the “Boonsboro Branch”),

•	A branch located at 164 South Main Street, Amherst, Virginia (the “Amherst Branch”),

•	A branch located at 1405 Ole Dominion Boulevard in the Town of Bedford, Virginia, located off of Independence Boulevard (the “Bedford Branch”),

•	A branch located at 1110 Main Street, Altavista, Virginia (the “Altavista Branch”),

•	A branch located at 1391 South High Street, Harrisonburg, VA (the “Harrisonburg Branch”),

•	A branch located at 1745 Confederate Blvd, Appomattox, VA (the “Appomattox Branch”),

•	A branch located at 225 Merchant Walk Avenue, Charlottesville, VA (the “5th Street Station Branch”),

•	A branch located at 3562 Electric Road, Roanoke, VA (the “Roanoke Branch”),

•	A branch located at 45 South Main St., Lexington, VA (the “Lexington Branch”),

•	A branch located at 550 Water St., Charlottesville, VA (the “Water Street Branch”),

•	A branch located at 2101 Electric Rd, Roanoke, VA (the “Oak Grove Branch”), and

•	A branch located at 13 Village Highway, Rustburg, VA (the “Rustburg Branch”).

Limited Service Branches

•	Westminster-Canterbury facilities located at 501 VES Road, Lynchburg, Virginia, and

•	Westminster-Canterbury facilities located at 250 Pantops Mountain Road, Charlottesville, Virginia.

Loan Production Offices

•	Residential mortgage loan production office located at the Forest Branch,

•	Residential mortgage loan production office located at 2001 South Main Street, Blacksburg, Virginia, and

•	Commercial, consumer and residential mortgage loan production office located at the Water Street Branch.

The Investment division and the Insurance business operate primarily out of offices located at the Main Street Office.

In 2019, the Bank recently closed its location formerly located at 615 Church Street, Lynchburg, Virginia and has consolidated its operations into an expanded Main Street Office.

The Bank continuously evaluates areas located within our service areas to identify additional viable branch locations. Based on this ongoing evaluation, the Bank may acquire one or more additional suitable sites.

Subject to regulatory approval, the Bank may open additional branches during the next two fiscal years. Although numerous factors could influence the Bank’s expansion plans, the following discussion provides a general overview of the additional branch location that the Bank currently is considering, including the following property that we own and are holding for expansion:

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

March 31, 2020 (in thousands)
Commitments to extend credit	$133,605
Letters of Credit	3,554

Total	$137,159

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of March 31, 2020 and December 31, 2019 and the results of operations of Financial for the three-month periods ended March 31, 2020 and 2019. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

March 31, 2020 as Compared to December 31, 2019

Total assets were $746,055,000 on March 31, 2020 compared with $725,394,000 at December 31, 2019, an increase of 2.85%. The increase in total assets was funded from the growth in deposits.

Total deposits increased from $649,459,000 as of December 31, 2019 to $668,270,000 on March 31, 2020, an increase of 2.90%. The increase resulted in large part from increases in all deposit categories, including non-interest-bearing demand deposits, NOW, money market, savings accounts, and time deposits.

Total loans, excluding loans held for sale, decreased to $576,133,000 on March 31, 2020 from $578,103,000 on December 31, 2019, resulting from anticipated early pay-offs of a few large loans. Loans, excluding loans held for sale and net of deferred fees and costs and the allowance for loan losses, decreased to $570,659,000 on March 31, 2020 from $573,274,000 on December 31, 2019, an decrease of 0.46%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	March 31, 2020		December 31, 2019
	Amount	Percentage	Amount	Percentage
Commercial	$115,529	20.05%	$114,257	19.76%
Commercial Real Estate	302,562	52.52%	303,900	52.57%
Consumer	91,330	15.85%	89,945	15.56%
Residential	66,712	11.58%	70,001	12.11%

Total loans	$576,133	100.00%	$578,103	100.00%

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and other real estate owned (“OREO”) decreased to $3,215,000 on March 31, 2020 from $3,640,000 on December 31, 2019. OREO decreased to $1,761,000 on March 31, 2020 from $2,339,000 on December 31, 2019. The decrease in OREO was due in large part to the sale of one large OREO property during the quarter. Non-performing loans increased from $1,301,000 at December 31, 2019 to $1,454,000 at March 31, 2020. As discussed in more detail below under “Results of Operations—Allowance and Provision for Loan Losses,” management has provided for the anticipated losses on these loans in the allowance for loan losses. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for loan losses charged against earnings.

As a result of the COVID-19 pandemic, we anticipate that our commercial, commercial real estate, residential and consumer borrowers will continue to encounter economic difficulties, which could lead to increases in our levels of nonperforming assets, impaired loans and troubled debt restructurings. Any potential financial impacts are unknown at this time.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure or deeds in lieu of foreclosure. On December 31, 2019, the Bank was carrying ten OREO properties on its books at a value of $2,339,000. During the three months ended March 31, 2020, the Bank acquired one additional OREO property and disposed of five OREO properties, and as of March 31, 2020 the Bank is carrying six OREO properties at a value of $1,761,000. The OREO properties are available for sale and are being actively marketed.

The Bank had loans in the amount of $409,000 at March 31, 2020 classified as performing Troubled Debt Restructurings (“TDRs”) as compared to $410,000 at December 31, 2019. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year. As of March 31, 2020, the Bank had modified 69 loans as described in the preceding paragraph. As of May 12, 2020, modifications described in the preceding paragraph attributed to COVID-19 were $82,189,000 representing 159 loans. This represented 14.27% of the total loan portfolio as of March 31, 2020. Of that total 142 were commercial loan borrowers representing $79,760,000 in loans, or 13.84% of our total loan portfolio as of March 31, 2020 and 17 were retail loan borrowers representing $2,429,000, or 0.42% of our total loan portfolio as of March 31, 2020. Of the total deferrals, 34.15% are for three-month deferrals of principal only. In accordance with the March 22, 2020 Joint Interagency Regulatory Guidance, the above modifications were not considered to be troubled debt restructurings and were excluded from the discussion above.

Management has reviewed loan segments that it believes could be adversely impacted by the COVID-19 pandemic, and identified the following segments: education/childcare, entertainment, hospitality, oil & gas (gas stations), religious/charitable, restaurants, retail & services. At March 31, 2020, the loan balances in those segments were as follows:

Industry	Principal Balance (in thousands)	Number of Loans	Percent of Total Loan Portfolio
Education/Childcare	$6,502	14	1.13%
Entertainment	7,084	26	1.23%
Hospitality	14,981	9	2.60%
Oil & Gas (Gas Stations)	278	7	0.05%
Religious/Charitable	19,233	43	3.34%
Restaurants	18,049	50	3.13%
Retail & Services	19,100	64	3.32%

Total	$85,227	213	14.79%

Cash and cash equivalents increased to $64,197,000 on March 31, 2020 from $39,111,000 on December 31, 2019. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). Cash and cash equivalents are subject to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts.

Securities held-to-maturity were flat, decreasing to $3,683,000 on March 31, 2020 from $3,688,000 on December 31, 2019. This slight decrease is a result of normal amortization of premiums within the held-to-maturity portfolio.

Securities available-for-sale which are carried on the balance sheet at fair market value, decreased to $54,992,000 on March 31, 2020, from $59,655,000 on December 31, 2019. Out of an abundance of caution, the Bank sold available-for-sale securities to increase liquidity in light of the uncertainties surrounding the COVID-19 pandemic. During the three months ended March 31, 2020 the Bank received $495,000 in proceeds from calls, maturities, and paydowns of securities available-for-sale. During the three months ended March 31, 2020 the Bank received $14,619,000 from the sale of securities available-for-sale. During the same period, the Bank purchased $8,259,000 in available-for-sale securities.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $608,000 at March 31, 2020 and December 31, 2019. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At March 31, 2020, Financial, on a consolidated basis, had liquid assets of $119,189,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, and available-for-sale investments. Of this amount, approximately $21,060,000 (representing current market value) of the available-for-sale securities are pledged as collateral with $12,173,000 pledged as security for public deposits, and $8,887,000 pledged as security on a line of credit the Bank may draw on from time to time to meet liquidity needs. This line of credit currently has a zero balance. Management believes that liquid assets were adequate at March 31, 2020. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, if additional liquidity is needed, the Bank has the ability to purchase federal funds on the open market, borrow from the FHLBA using loans or investments within the Bank’s portfolio as collateral, and to borrow from the Federal Reserve Bank’s discount window.

The COVID-19 pandemic could have a material negative impact on Financial’s short-term or long-term liquidity. For example, if customers unexpectedly draw down on existing lines of credit, our liquidity could be impacted. While we have not experienced any unusual pressure on our deposit balances or our liquidity position as a result of the COVID-19 pandemic, management is closely monitoring our sources and uses of funds in order to meet our cash flow requirements while maximizing profits. Based in part on recent loan activity including loans made pursuant to the PPP as discussed below under “Allowance and Provision for Loan Losses,” the Bank is monitoring liquidity to ensure it is able to fund future loans.

At March 31, 2020, the Bank had a leverage ratio of approximately 9.07%, a Tier 1 risk-based capital ratio and a CET1 ratio of approximately 10.81% and a total risk-based capital ratio of approximately 11.70%. As of March 31, 2020 and December 31, 2019 the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of March 31, 2020 and December 31, 2019:

Bank Level Only Capital Ratios

	March 31,	December 31,
Analysis of Capital (in 000’s)	2020	2019
Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	22,325	22,325
Retained earnings	40,677	40,194

Total Tier 1 capital	$66,744	$66,261

Tier 2 capital
Allowance for loan losses	$5,474	$4,829
Total Tier 2 capital:	$5,474	$4,829

Total risk-based capital	$72,218	$71,090

Risk weighted assets	$617,141	$616,269
Average total assets	$735,999	$725,395

	Actual		Regulatory Benchmarks
	March 31, 2020	December 31, 2019	For Capital Adequacy Purposes (1)	For Well Capitalized Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.07%	9.13%	4.000%	5.000%
Common Equity Tier 1 capital	10.82%	10.75%	7.000%	6.500%
Tier 1 risk-based capital ratio	10.82%	10.75%	8.500%	8.000%
Total risk-based capital ratio	11.70%	11.54%	10.500%	10.000%

(1)	Includes the capital conservation buffer of 2.50% for all ratios, excluding the Tier 1 capital to average total assets ratio.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $3,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis at March 31, 2020 would be slightly lower than those of the Bank because proceeds from the sale of the capital notes were contributed to the Bank and counted as equity at the Bank level.

In July 2013, the Federal Reserve Board approved a final rule establishing a regulatory capital framework for smaller, less complex financial institutions. The rule was fully implemented on January 1, 2019 and implemented a capital conservation buffer of 2.5%. As a result, the Bank is required to have a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 7.0% (inclusive of the capital conservation buffer) and a Tier 1 capital ratio of 8.5% (inclusive of the capital conservation buffer). The capital conservation buffer will limit capital distributions, stock redemptions, and certain discretionary bonuses. Failure to maintain the capital conservation buffer will limit the ability of the Bank and Financial to pay dividends, repurchase shares or pay discretionary bonuses. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.

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

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. In response to the COVID-19 pandemic, regulatory authorities have lowered the tier 1 leverage ratio required under the CBLR framework to 8% and 8.5% for the remainder of 2020 and 2021, respectively.

While the CBLR framework is currently available for banks to use in their March 31, 2020 Call Report, the Company has elected not to opt into the CBLR framework at this time.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

Earnings Summary

Financial had net income including all operating segments of $995,000 for the three months ended March 31, 2020, compared to $1,234,000 for the comparable periods in 2019. Basic and diluted earnings per common share for the three months ended March 31, 2020 was $0.23, compared to basic and diluted earnings per share of $0.28 for the three months ended March 31, 2019.

The decrease in net income for the three months ended March 31, 2020, as compared to the prior year was due primarily to an increase in loan loss provision related to uncertainty surrounding the COVID-19 pandemic along with an increase in non-interest expenses, which was offset in part by an increase in non-interest income. We anticipate that our net income for future fiscal periods will continue to be impacted as a result of the economic developments resulting from the COVID-19 pandemic. Specifically, while we are not yet able to measure the impact of COVID-19 crisis on our borrowers, we anticipate provision expense may remain elevated as the economic impact of COVID-19 may negatively affect them.

These operating results represent an annualized return on average stockholders’ equity of 6.52% for the three months ended March 31, 2020, compared with 8.73% for the three months ended March 31, 2019. This decrease for the three months ended March 31, 2020 was due to an increase in total average equity resulting from an increase in the market value of the securities available-for-sale portfolio coupled with a decrease in net income. The increase in the market value of the securities-available-for sale portfolio resulted from a decrease in market interest rates. The Company had an annualized return on average assets of 0.54% for the three months ended March 31, 2020 compared with 0.74% for the same period in 2019. The decrease for the three months ended March 31, 2020 largely resulted from an increase in the Bank’s assets and a decrease in net income.

See “Non-Interest Income” below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

Interest income increased to $7,488,000 for the three months ended March 31, 2020 from $7,234,000 for the same periods in 2019, an increase of 3.51%. Interest income increased because of increased balances in the loan portfolio and was partially offset by a decrease in loan yields. The average rate received on loans decreased from 4.99% to 4.87% for the three months ended March 31, 2020 from the comparable period in 2019. The rate on total average earning assets decreased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily because an decrease in the rates paid by borrowers on loans.

Interest expense increased to $1,352,000 for the three months ended March 31, 2020 from $1,104,000 for the same period in 2019, an increases of 22.46%. The increase in interest expense resulted primarily from increases in both the rates paid on and balances of deposits. The Bank’s average rate paid on interest bearing deposits was 0.90% during the three months ended March 31, 2020 as compared to 0.82%for the same period in 2019.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three months ended March 31, 2020 was $6,136,000 as compared to $6,130,000 for the same period in 2019, a negligible increase of 0.10%. The relative flatness in net interest income for the three months ended March 31, 2020 as compared with the comparable period in 2019 primarily due to interest and income and interest expense increasing by approximately equal amounts. The net interest margin was 3.63% for the three months ended March 31, 2020 as compared with 3.92% for the same period in 2019. As a result of the spread of COVID-19, economic uncertainties have arisen that are likely to negatively impact net interest margin. Other financial impacts could occur, though such potential impacts are unknown at this time.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I below.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, gains on sales of mortgage loans held for sale, commissions on sales of investments, fees generated from treasury management services, and bank-owned life insurance income. Non-interest income increased to $2,186,000 for the three months ended March 31, 2020 from $1,219,000 for the three months ended March 31, 2019.

These increases for the three months ended March 31, 2020 as compared to the same period last year were due primarily to an increase in gains on sales of loans held for sale from $691,000 for the three months ended March 31, 2019 to $1,177,000 for the period ended March 31, 2020. In addition, gains on sales of available-for-sale securities increased from $0 for the three-month period ended March 31, 2019 to $431,000 for the same period in 2020.

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

Purchase mortgage originations totaled $24,993,000, or 53.44% of the total mortgage loans originated in the three months ended March 31, 2020 as compared to $11,223,000 and, or 54.29%, respectively of the total mortgage loans originated in the same period in 2019. Management anticipates that in the short term purchase mortgage originations will continue to represent a majority of mortgage originations as they have in the recent past. However, management also believes that further decreases in long term market interest rates could trigger increased refinancing activity. While uncertainty remains, management expects mortgage rates stay near historic lows for the foreseeable future.

Although mortgage rates fluctuated dramatically in the first quarter of 2020, rates generally decreased in the first three months of 2020 and are at or near historical lows. Because of the uncertainty surrounding current and near-term economic conditions arising from the COVID-19 pandemic, management cannot predict future mortgage rates. Nevertheless, management expects that the Mortgage division’s reputation in Region 2000, steady residential real estate inventory and the recent hiring of additional mortgage loan originators in Roanoke, Harrisonburg and Charlottesville, and Blacksburg, will result in strong mortgage originations through the remainder of 2020. Management also believes that in the event that interest rates rise, revenue from the mortgage segment could be under pressure.

Our Investment division provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third-party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by two dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. The Investment division’s financial impact on our consolidated revenue has been immaterial. Although management cannot predict the financial impact of Investment with certainty, management anticipates the Investment division’s impact on noninterest income will remain immaterial in 2020.

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

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2020 increased to $6,197,000 from $5,599,000 an increase of 10.68% from the comparable period in 2019. This increase resulted from increases in personnel expenses from variable compensation and credit expenses related to the volume of mortgage loan production, higher occupancy and equipment expenses related to new offices, and an increase in professional expenses. Total personnel expense was $3,354,000 for the three-month period ended March 31, 2020 as compared to $2,928,000 for the same period in 2019.

Allowance and Provision for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged off, net of recoveries, reduce the allowance. The provision for the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon two components – specific impairment and general reserves. As discussed below, loans having a risk rating of 7 or below that are significantly past due, and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due as well as all TDRs, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, and loan performance measures. Based on the application of the loan loss calculation, the Bank provided $888,000 to the allowance for loan losses for the three-month period ended March 31, 2020. This compares to a provision of $210,000 for the comparable periods in 2019, representing an increase of 322.86%.

The increase in the provision was largely due to adjustments to qualitative factors used in determining the general portion of the allowance. These adjustment resulted in the higher provision for credit losses given the unprecedented economic disruptions and uncertainty surrounding the COVID-19 pandemic that emerged in March 2020 as described in further detail in the “Overview” section. The components of the allowance are detailed further in table below.

At March 31, 2020, the allowance for loan losses was 0.95% of total loans outstanding, versus 0.84% of total loans outstanding at December 31, 2019. At March 31, 2020, management believed the allowance for loan losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions continue to deteriorate due to the COVID-19 pandemic, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying potential credit losses is a subjective process. Therefore, the Company maintains a general reserve to cover credit losses within the portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

We have developed relief programs to assist borrowers in financial need due to the effects of the COVID-19 pandemic. The March 22, 2020 statement issued by our banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), passed on March 27, 2020 provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. Accordingly, we are offering short-term modifications made in response to COVID-19 to certain borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, short-term interest only payments, or other delays in payment that are insignificant.

As of March 31, 2020, the Bank had modified 69 loans as described in the preceding paragraph. As of May 12, 2020, modifications described in the preceding paragraph attributed to COVID-19 were $82,189,000 representing 159 loans. This represented 14.27% of the total loan portfolio as of March 31, 2020. Of that total 142 were commercial loan borrowers representing $79,760,000 in loans, or 13.84% of our total loan portfolio as of March 31, 2020 and 17 were retail loan borrowers representing $2,429,000, or 0.42% of our total loan portfolio as of March 31, 2020. Of the total deferrals, 34.15% are for three-month deferrals of principal only. In accordance with the March 22, 2020 Joint Interagency Regulatory Guidance, the above modifications were not considered to be troubled debt restructurings and were excluded from the discussion above.

Section 1102 of the CARES Act created the Paycheck Protection Program (“PPP”), which appropriated $349 billion (which was subsequently increased by an additional $320 billion including $60 billion set aside for small, midsize, and community lenders) in loans designed to provide a direct incentive for sole proprietors, independent contractors, self-employed persons, non-profits and small businesses with less than 500 employees, allowing for narrow exceptions with businesses greater than 500 employees, to keep their workers on the payroll. These loans will be fully forgiven by the Small Business Administration if the funds are used for payroll costs, interest on mortgages, rent, or utilities as long as at least 75% of the forgiven amount was used for payroll. Additionally, loan payments will also be deferred for six months. The Program started on April 3, 2020 and was available through June 30, 2020, or as long as the appropriated funding is available. No collateral or personal guarantees were required. Neither the government nor lenders are permitted to charge the recipients any fees.

The Bank began accepting applications from qualified customers on April 3, 2020 and, as of May 1, 2020, has helped provide over $67,000,000 in funding to over 550 clients through the PPP.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for loan losses and constitute a realized loss. Charged-off loans were $260,000 for the three months ended March 31, 2020 as compared to $133,000 for the comparable period in 2019. While a charged-off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. In the three months ended March 31, 2020, the Bank had recoveries of charged-off loans of $17,000 as compared with $15,000 for the comparable periods in 2019.

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. As set forth in the tables below, the Bank’s allowance arising from the specific impairment evaluation as of March 31, 2020 decreased as compared to December 31, 2019.

As shown in the table below, the total balance in the allowance increased, from $4,829,000 as of December 31, 2019 to $5,474,000 on March 31, 2020. The allowance for loan losses as a percent of loans increased to 0.95% as of March 31, 2020 and 0.84% as of December 31, 2019. The allowance for loan losses as a percent of unimpaired loans was 0.96% at March 31, 2020 as compared to 0.84% at December 31, 2019. The general reserve as a percentage of unimpaired loan balances increased to 0.96% as of March 31, 2020 as compared to 0.83% as of December 31, 2019. This increase was primarily due to an increase in the rate of qualitative factors assessed in the general reserve based on management’s evaluation of those factors at March 31, 2020 in light of COVID-19, as discussed above. Management will continue to evaluate the adequacy of the allowance for loan losses as more economic data becomes available and as changes within the Company’s portfolio are known. The effects of the pandemic may require the Company to fund additional increases in the allowance for loan losses in future periods.

The following tables summarize the allowance activity for the periods indicated:

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Three Months Ended March 31, 2020
		Commercial
2020	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:
Beginning Balance	$1,330	$1,932	$865	$702	$4,829
Charge-Offs	—	(211)	(8)	(41)	(260)
Recoveries	4	—	12	1	17
Provision	219	534	108	27	888

Ending Balance	1,553	2,255	977	689	5,474
Ending Balance: Individually evaluated for impairment	7	—	—	—	7

Ending Balance: Collectively evaluated for impairment	1,546	2,255	977	689	5,467

Totals:	$1,553	$2,255	$977	$689	$5,474

Financing Receivables:
Ending Balance: Individually evaluated for impairment	463	6,259	267	1,382	8,371

Ending Balance: Collectively evaluated for impairment	115,066	296,303	91,063	65,330	567,762

Totals:	$115,529	$302,562	$91,330	$66,712	$576,133

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2019
		Commercial
2019	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:
Beginning Balance	$1,136	$1,831	$956	$658	$4,581
Charge-Offs	(106)	(26)	(189)	(42)	(363)
Recoveries	35	5	44	4	88
Provision	265	122	54	82	523

Ending Balance	1,330	1,932	865	702	4,829
Ending Balance: Individually evaluated for impairment	7	15	—	33	55

Ending Balance: Collectively evaluated for impairment	1,323	1,917	865	669	4,774

Totals:	$1,330	$1,932	$865	$702	$4,829

Financing Receivables:
Ending Balance: Individually evaluated for impairment	475	3,056	107	1,429	5,067

Ending Balance: Collectively evaluated for impairment	113,782	300,844	89,838	68,572	573,036

Totals:	$114,257	$303,900	$89,945	$70,001	$578,103

The following sets forth the reconciliation of the allowance for loan loss:

	Three Months Ended
	March 31,
	(in thousands)
	2020	2019
Balance, beginning of period	$4,829	$4,581
Provision for loan losses	888	210
Loans charged off	(260)	(133)
Recoveries of loans charged off	17	15

Net (charge offs)	(243)	(118)

Balance, end of period	$5,474	$4,673

No nonaccrual loans were excluded from the impaired loan disclosures at March 31, 2020 and December 31, 2019. If interest on these loans had been accrued, such income cumulatively would have approximated $228,000 and $207,000 on March 31, 2020 and December 31, 2019, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

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

Income Taxes

For the three months ended March 31, 2020, Financial had an income tax expense of $242,000 as compared to $306,000 for the three months ended March 31, 2019. This represents an effective tax rate of 19.56% for the three months ended March 31, 2020 as compared with 19.87% for the three months ended March 31, 2019. Our effective rate was lower than the statutory corporate tax rate in all periods primarily because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended March 31, 2020 and 2019

(dollars in thousands)

	2020			2019
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$574,185	$6,968	4.87%	$537,937	$6,622	4.99%
Loans held for sale	3,653	37	4.06%	2,004	32	6.68%
Fed funds sold	24,192	66	1.09%	20,628	121	2.36%
Interest bearing bank balances	18,007	64	1.43%	14,194	91	2.60%
Securities (3)	55,962	344	2.47%	58,770	351	2.42%
Federal agency equities	1,390	9	2.60%	1,346	18	5.42%
CBB equity	116	—	—	116	—	—

Total earning assets	677,505	7,488	4.43%	634,995	7,235	4.62%

Allowance for loan losses	(4,907)			(4,623)
Non-earning assets	63,161			47,974

Total assets	$735,759			$678,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$284,389	$276	0.39%	$233,044	$253	0.44%
Savings	86,901	50	0.23%	98,306	53	0.22%
Time deposits	193,355	946	1.96%	190,144	748	1.60%

Total interest bearing deposits	564,645	1,272	0.90%	521,494	1,054	0.82%
Other borrowed funds
Financing leases	4,415	30	2.73%	—	—	—
Capital Notes	5,000	50	4.00%	5,000	50	4.06%

Total interest-bearing liabilities	574,060	1,352	0.94%	526,494	1,104	0.85%

Non-interest bearing deposits	95,218			92,572
Other liabilities	5,238			1,963

Total liabilities	674,516			621,029
Stockholders’ equity	61,243			57,317

Total liabilities and Stockholders’ equity	$735,759			$678,346

Net interest income		$6,136			$6,131

Net interest margin			3.63%			3.92%

Interest spread			3.49%			3.77%

(1)	Net accretion or amortization of deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
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

There have been no significant changes during the quarter ended March 31, 2020, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 20, 2020 and as supplemented in the Current Report on Form 8-K, filed with the Securities Exchange Commission on April 24, 2020. Except as set forth herein, there have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2019, as supplemented in the Current Report on Form 8-K, filed with the Securities Exchange Commission on April 24, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) On January 21, 2020, the Company’s board of directors approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to a total of 65,000 shares of the Company’s common stock. Repurchases may be made in the open market, through block trades, or otherwise, and in privately negotiated transactions.

During the quarter ended March 31, 2020, the Company repurchased 18,000 shares of its common stock at a weighted average price of $15.28 per share. On April 21, 2020 the Company temporarily suspended repurchases under the plan.

The following table provides information as of March 31, 2020 with respects to shares of common stock repurchased by the Company for the quarter then ended:

Beginning Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 through January 31, 2020	—	N/A	—	65,000
February 1, 2020 through February 29, 2020	18,000	$15.28	18,000	47,000
March 1, 2020 through March 31, 2020	—	N/A	—	47,000

Total	18,000	$15.28	18,000	47,000

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2020

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2020

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 13, 2020

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2020 and 2019 (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2020 and 2019 (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three months ended March 31, 2020 and 2019; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: May 13, 2020	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President (Principal Executive Officer)

Date: May 13, 2020	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)