Form 10-Q
period 2020-06-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2020-08-12
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,339,436 shares of Common Stock, par value $2.14 per share, were outstanding at August 12, 2020.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2020 unaudited)

Assets	June 30, 2020	December 31, 2019
Cash and due from banks	$30,669	$30,794
Federal funds sold	60,131	8,317

Total cash and cash equivalents	90,800	39,111

Securities held-to-maturity (fair value of $4,283 in 2020 and $3,861 in 2019)	3,679	3,688
Securities available-for-sale, at fair value	55,072	59,655
Restricted stock, at cost	1,551	1,506
Loans, net of allowance for loan losses of $6,193 in 2020 and $4,829 in 2019	623,564	573,274
Loans held for sale	6,098	4,221
Premises and equipment, net	16,622	16,698
Interest receivable	2,505	1,866
Cash value - bank owned life insurance	16,387	13,686
Other real estate owned	1,616	2,339
Deferred tax asset, net	622	1,177
Other assets	8,582	8,173

Total assets	$827,098	$725,394

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing demand	$134,523	$93,936
NOW, money market and savings	424,842	362,821
Time	186,621	192,702

Total deposits	745,986	649,459
Capital notes	7,275	5,000
Income taxes payable	107	124
Interest payable	172	173
Other liabilities	9,093	9,193

Total liabilities	$762,633	$663,949

Commitments and Contingencies
Stockholders’ equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,339,436 and 4,357,436 as of June 30, 2020 and December 31, 2019	9,286	9,325
Additional paid-in-capital	30,989	31,225
Retained earnings	22,109	20,900
Accumulated other comprehensive income (loss)	2,081	(5)

Total stockholders’ equity	$64,465	$61,445

Total liabilities and stockholders’ equity	$827,098	$725,394

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Interest Income	2020	2019	2020	2019
Loans	$6,732	$6,816	$13,737	$13,470
Securities
US Government and agency obligations	151	184	338	369
Mortgage backed securities	55	56	114	117
Municipals - taxable	80	81	155	160
Municipals - tax exempt	—	—	—	2
Dividends	24	33	33	51
Other (Corporates)	23	24	46	47
Interest bearing deposits	6	74	70	165
Federal Funds sold	10	122	76	243

Total interest income	7,081	7,390	14,569	14,624

Interest Expense
Deposits
NOW, money market savings	166	362	492	668
Time Deposits	912	826	1,858	1,574
Finance leases	28	—	58	—
Capital notes	57	50	107	100

Total interest expense	1,163	1,238	2,515	2,342

Net interest income	5,918	6,152	12,054	12,282
Provision for loan losses	760	116	1,648	326

Net interest income after provision for loan losses	5,158	6,036	10,406	11,956

Noninterest income
Gain on sales of loans held for sale	1,950	1,075	3,127	1,766
Service charges, fees and commissions	514	461	1,002	900
Life insurance income	110	84	188	167
Other	2	39	14	45
Gain on sales and calls of securities, net	213	—	644	—

Total noninterest income	2,789	1,659	4,975	2,878

Noninterest expenses
Salaries and employee benefits	3,973	3,153	7,327	6,081
Occupancy	382	417	818	838
Equipment	569	536	1,178	994
Supplies	106	142	233	304
Professional, data processing, and other outside expense	970	859	1,894	1,674
Marketing	179	276	315	421
Credit expense	276	156	472	283
Other real estate expenses	21	1	120	140
FDIC insurance expense	87	94	144	188
Other	372	341	631	651

Total noninterest expenses	6,935	5,975	13,132	11,574

Income before income taxes	1,012	1,720	2,249	3,260
Income tax expense	191	343	433	649

Net Income	$821	$1,377	$1,816	$2,611

Weighted average shares outstanding - basic	4,339,436	4,378,436	4,343,738	4,378,436

Weighted average shares outstanding - diluted	4,339,436	4,383,021	4,343,738	4,381,994

Earnings per common share - basic	$0.19	$0.31	$0.42	$0.60

Earnings per common share - diluted	$0.19	$0.31	$0.42	$0.60

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollar amounts in thousands) (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net Income	$821	$1,377	$1,816	$2,611

Other comprehensive income:
Unrealized gains on securities available-for-sale	998	1,180	3,285	2,491
Tax effect	(210)	(248)	(690)	(523)
Reclassification adjustment for gains included in net income (1)	(213)	—	(644)	—
Tax effect (2)	44	—	135	—

Other comprehensive income, net of tax	619	932	2,086	1,968

Comprehensive income	$1,440	$2,309	$3,902	$4,579

(1)	Gains are included in “gain on sales and calls of available-for-sale securities, net” on the consolidated statements of income.

(2)	The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019

(dollar amounts in thousands) (unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net Income	$1,816	$2,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,008	690
Stock based compensation expense	53	53
Net amortization and accretion of premiums and discounts on securities	196	199
(Gain) on sales of available-for-sale securities	(644)	—
(Gain) on sales of loans held for sale	(3,127)	(1,766)
Proceeds from sales of loans held for sale	125,134	66,292
Origination of loans held for sale	(123,884)	(67,299)
Provision for loan losses	1,648	326
(Gain) loss on sale of other real estate owned	(6)	13
Impairment of other real estate owned	102	115
(Increase) in cash value of life insurance	(188)	(167)
(Increase) in interest receivable	(639)	(19)
(Increase) decrease in other assets	(1,040)	47
(Decrease) increase in income taxes payable	(17)	648
(Decrease) increase in interest payable	(1)	32
(Decrease) in other liabilities	7	(454)

Net cash provided by operating activities	$418	$1,321

Cash flows from investing activities
Purchases of securities available-for-sale	$(11,334)	$-
Proceeds from maturities, calls and paydowns of securities available-for-sale	1,202	1,207
Proceeds from sale of securities available-for-sale	17,813	—
Purchases of bank owned life insurance	(2,750)	—
Life insurance proceeds	588	—
(Purchase) of Federal Home Loan Bank stock	(45)	(44)
Proceeds from sale of other real estate owned	645	349
Origination of loans, net of principal collected	(51,956)	(22,744)
Purchases of premises and equipment	(652)	(2,899)

Net cash (used in) investing activities	$(46,489)	$(24,131)

Cash flows from financing activities
Net increase in deposits	$96,527	$5,141
Principal payments on finance lease obligations	(160)	—
Repurchases of common stock	(275)	—
Dividends paid to common stockholders	(607)	(526)
Proceeds from sale of 3.25% capital notes due 6/30/2025	7,275	—
Retirement of 4% capital notes due 1/24/2022	(5,000)	—

Net cash provided by financing activities	$97,760	$4,615

Increase (decrease) in cash and cash equivalents	51,689	(18,195)
Cash and cash equivalents at beginning of period	$39,111	$50,325

Cash and cash equivalents at end of period	$90,800	$32,130

Non cash transactions
Transfer of loans to other real estate owned	$18	$460
Fair value adjustment for securities available-for-sale	2,641	2,491
Lease liabilities arising from right-of-use assets	—	6,373

Cash transactions
Cash paid for interest	$2,516	$2,310
Cash paid for income taxes	435	—

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2020 and 2019

(dollars in thousands, except per share amounts) (unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance at December 31, 2018	4,378,436	$9,370	$31,495	$16,521	$(2,243)	$55,143

Net Income	—	—	—	1,234	—	1,234
Dividends paid on common stock ($0.06 per share)	—	—	—	(263)	—	(263)
Other comprehensive income	—	—	—	—	1,036	1,036

Balance at March 31, 2019	4,378,436	$9,370	$31,495	$17,492	$(1,207)	$57,150

Net Income	—	—	—	1,377	—	1,377
Dividends paid on common stock ($0.06 per share)	—	—	—	(263)	—	(263)
Other comprehensive income	—	—	—	—	932	932

Balance at June 30, 2019	4,378,436	$9,370	$31,495	$18,606	$(275)	$59,196

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2019	4,357,436	$9,325	$31,225	$20,900	$(5)	$61,445

Net Income	—	—	—	995	—	995
Dividends paid on common stock ($0.07 per share)	—	—	—	(304)	—	(304)
Repurchase of common stock	(18,000)	(39)	(236)	—	—	(275)
Other comprehensive income	—	—	—	—	1,467	1,467

Balance at March 31, 2020	4,339,436	$9,286	$30,989	$21,591	$1,462	$63,328

Net Income	—	—	—	821	—	821
Dividends paid on common stock ($0.07 per share)	—	—	—	(303)	—	(303)
Other comprehensive income	—	—	—	—	619	619

Balance at June 30, 2020	4,339,436	$9,286	$30,989	$22,109	$2,081	$64,465

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2019. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2019 included in Financial’s Annual Report on Form 10-K. Results for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Note 3 – Earnings Per Common Share (EPS)

The following is a summary of the earnings per share calculation for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$821,000	$1,377,000	$1,816,000	$2,611,000
Weighted average number of shares	4,339,436	4,378,436	4,343,738	4,378,436
Restricted stock units affect of incremental shares	—	4,585	—	3,558

Weighted average diluted shares	4,339,436	4,383,021	4,343,738	4,381,994

Basic EPS (weighted avg shares)	$0.19	$0.31	$0.42	$0.60

Diluted EPS (Including incremental shares)	$0.19	$0.31	$0.42	$0.60

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

On January 2, 2019, the Company granted its first block of equity compensation under the 2018 Incentive Plan consisting of 24,500 restricted stock units. The recipients of restricted stock units do not receive shares of the Company’s stock immediately, but instead may receive shares, cash in lieu of shares, or a combination thereof upon satisfying the requisite service period specified by the terms and conditions of the grant. Additionally, the recipients of restricted stock units do not enjoy the rights of holder of the Company’s common stock until the units have vested and as such, they do not have voting rights or rights to nonforfeitable dividends. The related compensation expense is based on the grant date fair value of the Company’s stock of $13.00 per share. RSUs vest over 3 years in thirds with the first one-third vesting on January 2, 2020. The value of the first one-third vested portion of the grant was settled with cash payments and no shares were issued.

The total expense recognized for the three months ended June 30, 2020 and 2019, in connection with the restricted stock unit awards was approximately $26,000 and $26,000, respectively. The total expense recognized for the six months ended June 30, 2020 and 2019, in connection with the restricted stock unit awards was approximately $53,000 and $53,000, respectively. There were no forfeitures during the three and six month periods ending June 30, 2020.

At June 30, 2020, the unrecognized stock-based compensation expense related to unvested restricted stock awards amounted to approximately $159,000. The unrecognized expense will be recognized ratably over the remaining vesting period of 1.50 years. The Company accounts for forfeitures as they occur.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period.

Note 5 – Fair Value Measurements (continued)

		Carrying Value at June 30, 2020 (in thousands)
Description	Balance as of June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$2,038	$—	$2,038	$—
US agency obligations	26,102	—	26,102	—
Mortgage-backed securities	9,424	—	9,424	—
Municipals	13,247	—	13,247	—
Corporates	4,261	—	4,261	—

Total available-for-sale securities	$55,072	$—	$55,072	$—

		Carrying Value at December 31, 2019 (in thousands)
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$1,964	$—	$1,964	$—
US agency obligations	32,108	—	32,108	—
Mortgage-backed securities	10,264	—	10,264	—
Municipals	11,222	—	11,222	—
Corporates	4,097	—	4,097	—

Total available-for-sale securities	$59,655	$—	$59,655	$—

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

Note 5 – Fair Value Measurements (continued)

Loans held for sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended June 30, 2020. Gains and losses on the sale of loans are recorded within gains on sales of loans held for sale, net on the Consolidated Statements of Income.

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

Note 5 – Fair Value Measurements (continued)

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period (in thousands):

		Carrying Value at June 30, 2020
Description	Balance as of June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$2,486	$—	$—	$2,486
Other real estate owned	1,616	—	—	1,616

* Includes loans charged down to the net realizable value of the collateral.

		Carrying Value at December 31, 2019
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$1,239	$—	$—	$1,239
Other real estate owned	2,339	—	—	2,339

* Includes loans charged down to the net realizable value of the collateral.

Note 5 – Fair Value Measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2020 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
Impaired loans	$2,486	Discounted appraised value	Selling cost	0%—10% (8%)
			Discount for lack of marketability and age of appraisal	0%—20% (6%)
OREO	1,616	Discounted appraised value	Selling cost	0%—10% (6%)
			Discount for lack of marketability and age of appraisal	0%—25% (15%)

(1)	Weighted based on the relative value of the instruments.

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2019 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
Impaired loans	$1,239	Discounted appraised value	Selling cost	0%—10% (8%)
			Discount for lack of marketability and age of appraisal	0%—20% (6%)
OREO	2,339	Discounted appraised value	Selling cost	0%—10% (6%)
			Discount for lack of marketability and age of appraisal	0%—25% (15%)

(1)	Weighted based on the relative value of the instruments.

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

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments and their placement in the fair value hierarchy at June 30, 2020 and December 31, 2019 was as follows (in thousands):

		Fair Value Measurements at June 30, 2020 using
Assets	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash and due from banks	$30,669	$30,669	$—	$—	$30,669
Fed funds sold	60,131	60,131	—	—	60,131
Securities
Available-for-sale	55,072	—	55,072	—	55,072
Held-to-maturity	3,679	—	4,283	—	4,283
101Restricted stock	1,551		1,551	—	1,551
Loans, net (1)	623,564	—	—	623,253	623,253
Loans held for sale	6,098	—	6,098	—	6,098
Interest receivable	2,505	—	2,505	—	2,505
BOLI	16,387	—	16,387	—	16,387

Liabilities
Deposits	$745,986	$—	$748,299	$—	$748,299
Capital notes	7,275	—	6,456	—	6,456
Interest payable	172	—	172	—	172

		Fair Value Measurements at December 31, 2019 using
Assets	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash and due from banks	$30,794	$30,794	$—	$—	$30,794
Fed funds sold	8,317	8,317		—	8,317
Securities
Available-for-sale	59,655	—	59,655	—	59,655
Held-to-maturity	3,688	—	3,861	—	3,861
Restricted stock	1,506	—	1,506		1,506
Loans, net (1)	573,274	—	—	569,850	569,850
Loans held for sale	4,221	—	4,221	—	4,221
Interest receivable	1,866	—	1,866	—	1,866
BOLI	13,686	—	13,686	—	13,686
Liabilities
Deposits	$649,459	$—	$651,479	$—	$651,479
Capital notes	5,000	—	4,795	—	4,795
Interest payable	173	—	173	—	173

(1)	Carrying amount is net of unearned income and the Allowance.

Note 6—Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of June 30, 2020 and December 31, 2019 (amounts in thousands):

		June 30, 2020
	Amortized	Gross Unrealized		Fair Value
	Costs	Gains	(Losses)
Held-to-Maturity
US agency obligations	$3,679	$604	$—	$4,283

Available-for-Sale
US Treasuries	2,000	38	—	2,038
US agency obligations	24,488	1,614	—	26,102
Mortgage-backed securities	9,119	305	—	9,424
Municipals	12,752	497	(2)	13,247
Corporates	4,078	193	(10)	4,261

	$52,437	$ 2,647	$ (12)	$ 55,072

		December 31, 2019
	Amortized	Gross Unrealized		Fair Value
	Costs	Gains	(Losses)
Held-to-Maturity
US agency obligations	$3,688	$173	$—	$3,861

Available-for-Sale
US Treasuries	1,966	—	(2)	1,964
US agency obligations	32,163	278	(333)	32,108
Mortgage-backed securities	10,328	42	(106)	10,264
Municipals	11,118	117	(13)	11,222
Corporates	4,086	32	(21)	4,097

	$ 59,661	$ 469	$ (475)	$ 59,655

Note 6 – Securities (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2020 and December 31, 2019 (amounts in thousands):

	Less than 12 months		More than 12 months			Total
June 30, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
Held-to-maturity
US agency obligations	$—	$—	$—	$—	$—	$—
Available-for-sale
US Treasuries	—	—	—	—	—	—
US agency obligations	—	—	—	—	—	—
Mortgage-backed securities	—	—	—	—	—	—
Municipals	674	2	—	—	674	2
Corporates	—	—	1,047	10	1,047	10

Total	$674	$2	$1,047	$10	$1,721	$12

	Less than 12 months		More than 12 months			Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities
Held-to-maturity
US agency obligations	$—	$—	$—	$—	$—	$—
Available-for-sale
US Treasuries	—	—	1,964	2	1,964	2
US agency obligations	12,395	218	12,048	115	24,443	333
Mortgage-backed securities	—	—	6,609	106	6,609	106
Municipals	—	—	2,736	13	2,736	13
Corporates	—	—	1,042	21	1,042	21

Total	$12,395	$218	$24,399	$257	$36,794	$475

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

Note 6 – Securities (continued)

At June 30, 2020, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of June 30, 2020, the Bank owned two securities in an unrealized loss position that were being evaluated for other than temporary impairment. One of these securities was S&P rated AA and one was rated BBB+. As of June 30, 2020, one of these securities was a municipal issue and one was an investment in a domestic corporate issued security.

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

Gross gains on sales of available-for-sale securities were $213 and $644 during the three and six months ended June 30, 2020 as compared to $0 during the same periods in 2019. There were no gross losses on sales of available-for-sale securities during the three and six month periods ended June 30, 2020 and 2019. There were no sales of held-to-maturity securities during the three and six month periods ended June 30, 2020 and 2019.

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

Note 7 – Business Segments (continued)

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three and six months ended June 30, 2020 and 2019 was as follows (dollars in thousands):

Business Segments

	Community
	Banking	Mortgage	Total
Six months ended June 30, 2020
Net interest income	$12,054	$—	$12,054
Provision for loan losses	1,648	—	1,648

Net interest income after provision for loan losses	10,406	—	10,406
Noninterest income	1,848	3,127	4,975
Noninterest expenses	10,949	2,183	13,132

Income before income taxes	1,305	944	2,249
Income tax expense	235	198	433

Net income	$1,070	$746	$1,816

Total assets	$820,623	$6,475	$827,098

Six months ended June 30, 2019
Net interest income	$12,282	$—	$12,282
Provision for loan losses	326	—	326

Net interest income after provision for loan losses	11,956	—	11,956
Noninterest income	1,112	1,766	2,878
Noninterest expenses	10,247	1,327	11,574

Income before income taxes	2,821	439	3,260
Income tax expense	557	92	649

Net income	$2,264	$347	$2,611

Total assets	$685,516	$4,579	$690,095

	Community
	Banking	Mortgage	Total
Three months ended June 30, 2020
Net interest income	$5,918	$—	$5,918
Provision for loan losses	760	—	760

Net interest income after provision for loan losses	5,158	—	5,158
Noninterest income	839	1,950	2,789
Noninterest expenses	5,609	1,326	6,935

Income before income taxes	388	624	1,012
Income tax expense	60	131	191

Net income	$328	$493	$821

Total assets	$820,623	$6,475	$827,098

Three months ended June 30, 2019
Net interest income	$6,152	$—	$6,152
Provision for loan losses	116	—	116

Net interest income after provision for loan losses	6,036	—	6,036
Noninterest income	584	1,075	1,659
Noninterest expenses	5,222	753	5,975

Income before income taxes	1,398	322	1,720
Income tax expense	276	67	343

Net income	$1,122	$255	$1,377

Total assets	$685,516	$4,579	$690,095

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

Loan Segments:	Loan Classes:
Commercial	Commercial and industrial loans
Commercial real estate	Commercial mortgages – owner occupied
Commercial mortgages – non-owner occupied
Commercial construction
Consumer	Consumer unsecured
Consumer secured
Residential	Residential mortgages
Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	June 30,	December 31,
	2020	2019
Commercial	$175,646	$114,257
Commercial real estate	301,700	303,900
Consumer	87,155	89,945
Residential	65,256	70,001

Total loans (1)	629,757	578,103
Less allowance for loan losses	6,193	4,829

Net loans	$623,564	$573,274

(1)	Includes net deferred (fees) and costs/premiums of ($1,429) and $572 as of June 30, 2020 and December 31, 2019, respectively.

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

Loans on Non-Accrual Status
(dollars in thousands)
	As of
	June 30, 2020	December 31, 2019
Commercial	$313	$262
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	3,970	262
Commercial Mortgages-Non-Owner Occupied	447	450
Commercial Construction	—	—
Consumer
Consumer Unsecured	—	—
Consumer Secured	284	47
Residential:
Residential Mortgages	171	280
Residential Consumer Construction	—	—

Totals	$5,185	$1,301

Note 8 – Loans, allowance for loan losses and OREO (continued)

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank which was acquired through purchase at foreclosure or from the borrower through a deed in lieu of foreclosure. OREO decreased to $1,616 on June 30, 2020 from $2,339 on December 31, 2019. The following table represents the changes in OREO balance during the six months ended June 30, 2020 and year ended December 31, 2019.

OREO Changes
(dollars in thousands)
	Six Months Ended	Year Ended
	June 30, 2020	December 31, 2019
Balance at the beginning of the year (net)	$2,339	$2,430
Transfers from loans	18	785
Capitalized costs	—	—
Valuation adjustments	(102)	(287)
Sales proceeds	(645)	(570)
(Gain) loss on disposition	6	(19)

Balance at the end of the period (net)	$1,616	$2,339

At June 30, 2020 and December 31, 2019, the Company had no consumer mortgage loans secured by residential real estate for which foreclosure was in process. The Company held one residential real estate property carried on the books in other real estate owned at a value of $18 as of June 30, 2020 and four residential real estate properties carried on the books at a value of $325 in other real estate owned as of December 31, 2019.

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the Six Months Ended June 30, 2020
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2020	Investment	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded:
Commercial	$588	$1,181	$—	$528	$19
Commercial Real Estate
Commercial Mortgages-Owner Occupied	4,503	4,970	—	3,485	92
Commercial Mortgage Non-Owner Occupied	556	582	—	560	21
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	266	266	—	187	6
Residential
Residential Mortgages	1,365	1,428	—	1,328	34
Residential Consumer Construction	—	—	—	—	—
With an Allowance Recorded:
Commercial	$88	$88	$66	$48	$-
Commercial Real Estate
Commercial Mortgages-Owner Occupied	822	850	240	417	3
Commercial Mortgage Non-Owner Occupied	—	—	—	7	—
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	—	—	—	—	—
Residential
Residential Mortgages	—	—	—	70	—
Residential Consumer Construction	—	—	—	—	—
Totals:
Commercial	$676	$1,269	$66	$576	$19
Commercial Real Estate
Commercial Mortgages-Owner Occupied	5,325	5,820	240	3,902	95
Commercial Mortgage Non-Owner Occupied	556	582	—	567	21
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	266	266	—	187	6
Residential
Residential Mortgages	1,365	1,428	—	1,398	34
Residential Consumer Construction	—	—	—	—	—

	$8,188	$9,365	$306	$6,630	$175

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

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Six Months Ended June 30, 2020
		Commercial
2020	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:
Beginning Balance	$1,330	$1,932	$865	$702	$4,829
Charge-Offs	(69)	(211)	(8)	(51)	(339)
Recoveries	7	24	22	2	55
Provision	812	924	(68)	(20)	1,648

Ending Balance	2,080	2,669	811	633	6,193
Ending Balance: Individually evaluated for impairment	66	240	—	—	306

Ending Balance: Collectively evaluated for impairment	2,014	2,429	811	633	5,887

Totals:	$2,080	$2,669	$811	$633	$6,193

Financing Receivables:
Ending Balance: Individually evaluated for impairment	676	5,881	266	1,365	8,188

Ending Balance: Collectively evaluated for impairment	174,970	295,819	86,889	63,891	621,569

Totals:	$175,646	$301,700	$87,155	$65,256	$629,757

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

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Loans as of
	June 30, 2020
	(dollars in thousands)
2020	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$521	$284	$185	$990	$174,656	$175,646	$—
Commercial Real Estate:
Commercial Mortgages- Owner Occupied	230	587	3,854	4,671	99,691	104,362	—
Commercial Mortgages-Non-Owner Occupied	550	157	422	1,129	176,015	177,144	—
Commercial Construction	—	—	—	—	20,194	20,194	—
Consumer:
Consumer Unsecured	14	—	—	14	4,880	4,894	—
Consumer Secured	458	9	253	720	81,541	82,261	—
Residential:
Residential Mortgages	835	—	171	1,006	49,367	50,373	—
Residential Consumer Construction	—	—	—	—	14,883	14,883	—

Total	$2,608	$1,037	$4,885	$8,530	$621,227	$629,757	$—

	Age Analysis of Past Due Loans as of
	December 31, 2019
	(dollars in thousands)
2019	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$146	$1,084	$116	$1,346	$112,911	$114,257	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	234	192	143	569	104,223	104,792	—
Commercial Mortgages-Non-Owner Occupied	58	9	450	517	181,730	182,247	—
Commercial Construction	—	—	—	—	16,861	16,861	—
Consumer:
Consumer Unsecured	52	3	—	55	6,812	6,867	—
Consumer Secured	316	130	21	467	82,611	83,078	—
Residential:
Residential Mortgages	595	576	280	1,451	53,833	55,284	—
Residential Consumer Construction	492	—	—	492	14,225	14,717	—

Total	$1,893	$1,994	$1,010	$4,897	$573,206	$578,103	$—

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Credit Quality Information—by Class
	June 30, 2020
	(dollars in thousands)
2020	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$161,709	$4,918	$8,426	$593	$—	$175,646
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	93,318	1,276	4,436	5,332	—	104,362
Commercial Mortgages-Non-Owner Occupied	170,078	5,637	793	636	—	177,144
Commercial Construction	20,194	—	—	—	—	20,194
Consumer
Consumer Unsecured	4,854	—	—	40	—	4,894
Consumer Secured	81,833	—	—	428	—	82,261
Residential:
Residential Mortgages	48,531	409	—	1,433	—	50,373
Residential Consumer Construction	14,883	—	—	—	—	14,883

Totals	$595,400	$12,240	$13,655	$8,462	$—	$629,757

	Credit Quality Information—by Class
	December 31, 2019
	(dollars in thousands)
2019	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$108,907	$313	$4,518	$519	$—	$114,257
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	93,553	446	8,316	2,477	—	104,792
Commercial Mortgages-Non -Owner Occupied	175,471	5,118	994	664	—	182,247
Commercial Construction	16,572	289	—	—	—	16,861
Consumer
Consumer Unsecured	6,867	—	—	—	—	6,867
Consumer Secured	82,860	—	—	218	—	83,078
Residential:
Residential Mortgages	53,714	—	—	1,570	—	55,284
Residential Consumer Construction	14,416	301	—	—	—	14,717

Totals	$552,360	$6,467	$13,828	$5,448	$—	$578,103

Note 8 – Loans, allowance for loan losses and OREO (continued)

Troubled Debt Restructurings (TDR)

There were no loan modifications that would have been classified as TDRs during the three and six months ended June 30, 2020 and 2019.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three and six months ended June 30, 2020 and 2019.

At June 30, 2020 and December 31, 2019, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

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

As of June 30, 2020, modifications described in the preceding paragraph attributed to COVID-19 were $94,504,000 representing the 184 loans. This represented 15.01% of the total loan portfolio as of June 30, 2020. Of that total 164 were commercial loan borrowers representing $91,821,000 in loans, or 14.58% of our total loan portfolio as of June 30, 2020 and 20 were retail loan borrowers representing $2,683,000, or 0.43% of our total loan portfolio as of June 30, 2020. Of the total deferrals, 33.68% are for deferrals of principal only. In accordance with the March 22, 2020 (revised April 2020) Joint Interagency Regulatory Guidance, the above modifications were not considered to be troubled debt restructurings and were excluded from the discussion above.

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

Note 10 – Recent accounting pronouncements and other authoritative guidance

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition

Note 10 – Recent accounting pronouncements and other authoritative guidance (continued)

matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company has been in discussions with its core processor to coordinate plans for implementation and has contracted with an additional vendor to begin implementation.

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

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has identified a small number of affected loans and is evaluating other benchmarks to substitute for LIBOR such as SOFR. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

On March 12, 2020, the SEC finalized amendments to its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and were effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date. The rule change revises the definition of “accelerated filers” to exclude entities with public float of less than $700 million and less than $100 million in annual revenues. The Company expects to continue to meet this expanded category of small reporting company and will remain a non-accelerated filer.

Note 10 – Recent accounting pronouncements and other authoritative guidance (continued)

In March 2020 (Revised in April 2020), various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. In addition, upon expiration of the initial loan modification period, the Bank, pursuant to the “Joint Statement on Additional Loan Accommodations Related to COVID-19” published August 3, 2020, is encouraged to continue to work with effected borrowers on additional loan modifications. This interagency guidance is expected to continue have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

Note 11—COVID-19 and Current Economic Conditions

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

Management will continue to evaluate current economic conditions to determine the impact of the pandemic on the ability of our customers to fulfill their financial obligations to the Company, as well as the values of our financial and nonfinancial assets resulting from the market disruption. Accordingly, significant estimates used in the preparation of our financial statements including those associated with the evaluation of the allowance for loan losses as well as other

Note 11—COVID-19 and Current Economic Conditions (continued)

valuation-based estimates may be subject to significant adjustments in future periods. As the full effects are not yet known, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business. However, as the pandemic continues to evolve into a prolonged worldwide health crisis, the pandemic could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Note 12 – Subsequent Events

On April 13, 2020, the Company commenced a private placement of unregistered debt securities (the “2020 Offering”). In the 2020 Offering, the Company sold $10,050,000 in principal of notes (the “2020 Notes”). As of June 30, 2020, the Company had closed $7,275,000 of the offering. Subsequent to June 30, 2020 the Company closed an additional $2,775,000 before officially ending the 2020 Offering on July 8, 2020. The 2020 Notes will bear interest at the rate of 3.25% per year with interest payable quarterly in arrears. The 2020 Notes will mature on June 30, 2025 and are subject to full or partial repayment on or after June 30, 2021.

One June 24, 2020 the Bank used $5,000,000 of the proceeds for the payment of principal of the Company’s previously outstanding 4.00% notes that were issued in 2017. The Company intends to use the balance of the proceeds from the 2020 Offering for general corporate purposes in the discretion of Company’s management such as payment of interest on the 2020 Notes and as a contribution of additional capital to the Bank.

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

IMPACT OF COVID-19

The progression of the COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the three and six months ended June 30, 2020. Management anticipates that the pandemic will have a significant adverse impact on the economy, the banking industry and our Company in future periods.

Effects on Market Areas

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

Policy and Regulatory Developments

Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•	The Federal Reserve decreased the range for the Federal Funds Target Rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a current range of 0.0—0.25%.

•

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (SBA), referred to as the Paycheck Protection Program, or PPP program, which was subsequently increased by $320 billion on April 24, 2020. Under the PPP program, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank participated as a lender in the PPP program. Effective August 8, 2020, banks cannot accept new loan applications under the PPP program. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to loan modifications and classification as troubled debt restructurings (“TDRs”) for a limited period of time to account for the effects of COVID-19.

•

On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs, and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. In addition, upon expiration of the initial loan modification period, the Bank, pursuant to the “Joint Statement on Additional Loan Accommodations Related to COVID-19” published August 3, 2020, is encouraged to continue to work with effected borrowers on additional loan modifications. Loan modifications made through June 30, 2020 are disclosed within Note 8 – Loans, allowance for loan losses and OREO.

Effects on Our Business

The COVID-19 pandemic and the specific developments referred to above are expected to have a significant impact on our business. As a result, we anticipate that our financial condition, capital levels and results of operations could be significantly adversely affected, as described in further detail below.

COVID-19 Crisis Management

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

From the beginning, our management of the crisis has focused on protecting the health and well-being of our employees and clients while continuing to provide our clients with full access to banking services. As the operational risk related to the COVID-19 crisis evolved, the Company took proactive measures to manage operational risk, including the following:

•	The Company has fully implemented its Business Continuity Plan.

•	All branches remain open, with routine banking services offered through online banking, drive-thru, ATMs, and limited lobby access.

•	Implemented a number of actions to support a healthy workforce, including:

•	Flexible work practices such as work-from-home options, working in shifts and placing greater distances between employees;

•	Discontinuation of non-essential business travel and meetings; and

•	Use of online meeting platforms, including successfully conducting the 2020 Annual Meeting of Shareholders in a virtual format.

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

June 30, 2020 (in thousands)
Commitments to extend credit	$149,268
Letters of Credit	3,535

Total	$152,803

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of June 30, 2020 and December 31, 2019 and the results of operations of Financial for the three and six-month periods ended June 30, 2020 and 2019. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

June 30, 2020 as Compared to December 31, 2019

Total assets were $827,098,000 on June 30, 2020 compared with $725,394,000 at December 31, 2019, an increase of 14.02%. The increase in total assets was funded from the growth in deposits.

Total deposits increased from $649,459,000 as of December 31, 2019 to $745,986,000 on June 30, 2020, an increase of 14.86%. The increase resulted in large part from increases in the following deposit categories: non-interest-bearing demand deposits, NOW, money market, and savings accounts. The increase was attributable in part to PPP loan funds that had yet to be deployed.

Total loans, excluding loans held for sale, increased to $629,757,000 on June 30, 2020 from $578,103,000 on December 31, 2019, resulting from the origination of PPP loans. Loans, excluding loans held for sale and net of deferred fees and costs and the allowance for loan losses, increased to $623,564,000 on June 30, 2020 from $573,274,000 on December 31, 2019, an increase of 8.77%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	June 30, 2020		December 31, 2019
	Amount	Percentage	Amount	Percentage
Commercial	$175,646	27.89%	$114,257	19.76%
Commercial Real Estate	301,700	47.91%	303,900	52.57%
Consumer	87,155	13.84%	89,945	15.56%
Residential	65,256	10.36%	70,001	12.11%

Total loans	$629,757	100.00%	$578,103	100.00%

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and OREO increased to $6,801,000 on June 30, 2020 from $3,640,000 on December 31, 2019. OREO decreased to $1,616,000 on June 30, 2020 from $2,339,000 on December 31, 2019. The decrease in OREO was due in large part to the sale of one large OREO property during the first quarter. Non-performing loans increased from $1,301,000 at December 31, 2019 to $5,185,000 at June 30, 2020. The increase primarily reflected one relationship of approximately $3.3 million. Management anticipates a significant curtailment of the loan balance upon the sale of the collateral. The Bank has entered into a contract for the sale of the collateral, and the sale is scheduled to close later in the third quarter.

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

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure or deeds in lieu of foreclosure. On December 31, 2019, the Bank was carrying ten OREO properties on its books at a value of $2,339,000. During the six months ended June 30, 2020, the Bank acquired one additional OREO property and disposed of six OREO properties, and as of June 30, 2020 the Bank is carrying five OREO properties at a value of $1,616,000. In addition, the Bank wrote down $102,000 on the value of its OREO properties. The OREO properties are available for sale and are being actively marketed.

The Bank had loans in the amount of $402,000 at June 30, 2020 classified as performing TDRs as compared to $410,000 at December 31, 2019. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year. As of June 30, 2020, modifications attributed to COVID-19 were $94,504,000 representing the 184 loans. This represented 15.01% of the total loan portfolio as of June 30, 2020. Of that total 164 were commercial loan borrowers representing $91,821,000 in loans, or 14.58% of our total loan portfolio as of June 30, 2020 and 20 were retail loan borrowers representing $2,683,000, or 0.43% of our total loan portfolio as of June 30, 2020. Of the total deferrals, 33.68% are for deferrals of principal only. In accordance with the March 22, 2020 (as revised in April 2020) Joint Interagency Regulatory Guidance, the above modifications were not considered to be troubled debt restructurings and were excluded from the discussion above.

Management has reviewed loan segments that it believes could be adversely impacted by the COVID-19 pandemic, and identified the following segments: education/childcare, entertainment, hospitality, oil & gas (gas stations), religious/charitable, restaurants, retail & services. At June 30, 2020, the loan balances in those segments were as follows:

Industry	Principal Balance (in thousands)	Number of Loans	Percent of Total Loan Portfolio
Education/Childcare	$6,307	14	1.00%
Entertainment	6,949	24	1.10%
Hospitality	15,335	9	2.44%
Oil & Gas (Gas Stations)	271	7	0.04%
Religious/Charitable	19,365	44	3.07%
Restaurants	16,856	44	2.68%
Retail & Services	8,858	45	1.41%

Total	$73,941	187	12.83%

Management continues to closely monitor loans in these categories.

Cash and cash equivalents increased to $90,800,000 on June 30, 2020 from $39,111,000 on December 31, 2019. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). This increase was due in large part to an increase in deposits related to PPP loan funds that had yet to be deployed and management’s decision to carry additional liquidity in order to accommodate the use of PPP loan proceeds. Cash and cash equivalents are subject to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts.

Securities held-to-maturity were flat, decreasing to $3,679,000 on June 30, 2020 from $3,688,000 on December 31, 2019. This slight decrease is a result of normal amortization of premiums within the held-to-maturity portfolio.

Securities available-for-sale which are carried on the balance sheet at fair market value, decreased to $55,072,000 on June 30, 2020, from $59,655,000 on December 31, 2019. Out of an abundance of caution, the Bank sold available-for-sale securities to increase liquidity in light of the uncertainties surrounding the COVID-19 pandemic. During the six months ended June 30, 2020 the Bank received $1,202,000 in proceeds from calls, maturities, and paydowns of securities available-for-sale. During the six months ended June 30, 2020 the Bank received $17,813,000 from the sale of securities available-for-sale. During the same period, the Bank purchased $11,334,000 in available-for-sale securities.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $653,000 at June 30, 2020 as compared with $608,000 at December 31, 2019. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At June 30, 2020, Financial, on a consolidated basis, had liquid assets of $145,872,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, and available-for-sale investments. Of this amount, approximately $25,751,000 (representing current market value) of the available-for-sale securities are pledged as collateral with $16,772,000 pledged as security for public deposits, and $8,979,000 pledged as security on a line of credit the Bank may draw on from time to time to meet liquidity needs. This line of credit currently has a zero balance. Management believes that liquid assets were adequate at June 30, 2020. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, if additional liquidity is needed, the Bank has the ability to purchase federal funds on the open market, borrow from the FHLBA using loans or investments within the Bank’s portfolio as collateral, and to borrow from the Federal Reserve Bank’s discount window.

The COVID-19 pandemic could have a material negative impact on Financial’s short-term or long-term liquidity. For example, if customers unexpectedly draw down on existing lines of credit, our liquidity could be impacted. While we have not experienced any unusual pressure on our deposit balances or our liquidity position as a result of the COVID-19 pandemic, management is closely monitoring our sources and uses of funds in order to meet our cash flow requirements while maximizing profits. Based in part on recent loan activity including loans made pursuant to the PPP as discussed below under “Allowance and Provision for Loan Losses,” the Bank is monitoring liquidity to ensure it is able to fund future loans and withdrawals related to the use of PPP funds.

At June 30, 2020, the Bank had a leverage ratio of approximately 8.30%, a Tier 1 risk-based capital ratio and a CET1 ratio of approximately 10.99% and a total risk-based capital ratio of approximately 12.00%. As of June 30, 2020 and December 31, 2019, the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of June 30, 2020 and December 31, 2019:

Bank Level Only Capital Ratios

Analysis of Capital (in 000’s)	June 30, 2020	December 31, 2019
Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	22,325	22,325
Retained earnings	41,217	40,194

Total Tier 1 capital	$67,284	$66,261

Tier 2 capital
Allowance for loan losses	$6,193	$4,829
Total Tier 2 capital:	$6,193	$4,829

Total risk-based capital	$73,477	$71,090

Risk weighted assets	$612,176	$616,269
Average total assets	$810,293	$725,395

	Actual		Regulatory Benchmarks
	June 30, 2020	December 31, 2019	For Capital Adequacy Purposes (1)	For Well Capitalized Purposes
Capital Ratios:
Tier 1 capital to average total assets	8.30%	9.13%	4.000%	5.000%
Common Equity Tier 1 capital	10.99%	10.75%	7.000%	6.500%
Tier 1 risk-based capital ratio	10.99%	10.75%	8.500%	8.000%
Total risk-based capital ratio	12.00%	11.54%	10.500%	10.000%

(1)	Includes the capital conservation buffer of 2.50% for all ratios, excluding the Tier 1 capital to average total assets ratio.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $3,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis at June 30, 2020 would be slightly lower than those of the Bank because proceeds from the sale of the notes issued in 2017 were contributed to the Bank and counted as equity at the Bank level.

In July 2013, the Federal Reserve Board approved a final rule establishing a regulatory capital framework for smaller, less complex financial institutions. The rule was fully implemented on January 1, 2019 and implemented a capital conservation buffer of 2.5%. As a result, the Bank is required to have a minimum ratio of common equity Tier 1 capital to risk-

weighted assets of 7.0% (inclusive of the capital conservation buffer) and a Tier 1 risk-based capital ratio of 8.5% (inclusive of the capital conservation buffer). The capital conservation buffer will limit capital distributions, stock redemptions, and certain discretionary bonuses. Failure to maintain the capital conservation buffer will limit the ability of the Bank and Financial to pay dividends, repurchase shares or pay discretionary bonuses. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.

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

While the CBLR framework is currently available for banks to use in their June 30, 2020 Call Report, the Company has elected not to opt into the CBLR framework at this time.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

Earnings Summary

Financial had net income including all operating segments of $821,000 and $1,816,000 for the three and six months ended June 30, 2020, compared to $1,377,000 and $2,611,000 for the comparable periods in 2019. Basic and diluted earnings per common share for the three and six months ended June 30, 2020 were $0.19 and $0.42, compared to basic and diluted earnings per share of $0.31 and $0.60 for the three and six months ended June 30, 2019.

The decrease in net income for the three and six months ended June 30, 2020, as compared to the prior year periods was due primarily to an increase in loan loss provision related to uncertainty surrounding the COVID-19 pandemic along with an increase in non-interest expenses, which was offset in part by an increase in non-interest income. We anticipate that our net income for future fiscal periods will continue to be impacted as a result of the economic developments resulting from the COVID-19 pandemic. Specifically, while we are not yet able to measure the impact of COVID-19 crisis on our borrowers, we anticipate provision expense may remain elevated as the economic impact of COVID-19 may negatively affect them.

These operating results represent an annualized return on average stockholders’ equity of 5.33% and 5.95% for the three and six months ended June 30, 2020, compared with 9.47% and

9.11% for the three and six months ended June 30, 2019. This decrease for the three and six months ended June 30, 2020 was due to an increase in total average equity resulting from an increase in the market value of the securities available-for-sale portfolio coupled with a decrease in net income. The increase in the market value of the securities available-for-sale portfolio resulted from a decrease in market interest rates. The Company had an annualized return on average assets of 0.41% and 0.47% for the three and six months ended June 30, 2020 compared with 0.80% and 0.77% for the same period in 2019. The decrease for the three and six months ended June 30, 2020 largely resulted from an increase in the Bank’s assets and a decrease in net income.

See “Non-Interest Income” below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

Interest income decreased to $7,081,000 and $14,569,000 for the three and six months ended June 30, 2020 from $7,390,000 and $14,624,000 for the same periods in 2019, decreases of 4.18% and 0.38%, respectively. Interest income decreased because of a decrease in interest rates and was partially offset by an increase in loan balances. The average rate received on loans decreased from 4.97% and 4.98% for the three and six months ended June 2019 to 4.33% and 4.61% for the comparable periods in 2020. The rate on total average earning assets decreased for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 primarily because a decrease in the rates paid by borrowers on loans, particularly the lower yielding PPP loans.

Interest expense decreased to $1,163,000 for the three months ended June 30, 2020 from $1,238,000 for the same period in 2019, a decrease of 6.06%. The decrease for the quarter resulted primarily from a decrease in interest rates as a result of the FOMC’s decision to decrease the fed funds rate. Interest expense increased to $2,515,000 for the six months ended June 30, 2020 from $2,342,000 for the same period in 2019. The increase in interest expense resulted primarily because the FOMC rate cuts occurred late in the first quarter and as a result, the increase in interest expense in the first quarter of 2020 more than offset the reduction in the second quarter. The Bank’s average rate paid on interest bearing deposits were 0.71% and 0.81% during the three and six months ended June 30, 2020 as compared to 0.90% and 0.86% for the same periods in 2019.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and six months ended June 30, 2020 was $5,918,000 and $12,054,000 as compared to $6,152,000 and $12,282,000 for the same periods in 2019, a decrease of 3.80% and 1.86%, respectively. The decrease occurred because the impact of the decrease in interest paid on interest-bearing liabilities was less than the impact on the decrease in the rates on interest-earning assets. The net interest margin was 3.13% and 3.37% for the three and six months ended June 30, 2020 as compared with 3.82% and 3.87% for the same periods in 2019. The decrease was primarily caused by the impact of lower-yielding PPP loans. As a result of the spread of COVID-19, economic uncertainties have arisen that are likely to negatively impact net interest margin. Other financial impacts could occur, though such potential impacts are unknown at this time.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I below.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, gains on sales of mortgage loans held for sale, commissions on sales of investments, fees generated from treasury management services, and bank-owned life insurance income. Non-interest income increased to $2,789,000 and $4,975,000 for the three and six months ended June 30, 2020 from $1,659,000 and $2,878,000 for the three and six months ended June 30, 2019.

These increases for the three and six months ended June 30, 2020 as compared to the same periods last year were due primarily to an increase in gains on sales of loans held for sale from $1,075,000 and $1,766,000 for the three and six months ended June 30, 2019 to $1,950,000 $3,127,000 for the periods ended June 30, 2020. In addition, gains on sales of available-for-sale securities increased from $0 for the three and six month periods ended June 30, 2019 to $213,000 and $644,000 for the same periods in 2020.

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

Purchase mortgage originations totaled $40,145,000 and $65,138,000 or 51.90% and 52.58% respectively of the total mortgage loans originated in the three and six months ended June 30, 2020 as compared to $37,551,000 and $48,774,000 or 87.69% and 72.47%, respectively of the total mortgage loans originated in the same periods in 2019. Management anticipates that in the short term purchase mortgage originations will continue to represent a majority of mortgage originations as they have in the recent past. However, management also believes that further decreases in long term market interest rates could trigger increased refinancing activity. While uncertainty remains, management expects mortgage rates stay near historic lows for the foreseeable future.

Although mortgage rates fluctuated dramatically in the first quarter of 2020, rates generally decreased in the first three months of 2020 and remained at or near historical lows during the second quarter of 2020. Because of the uncertainty surrounding current and near-term economic conditions arising from the COVID-19 pandemic, management cannot predict future mortgage rates. Nevertheless, management expects that the Mortgage division’s reputation in Region 2000, steady residential real estate inventory and the recent hiring of additional mortgage loan originators in Roanoke, Harrisonburg and Charlottesville, and Blacksburg, will result in strong mortgage originations through the remainder of 2020. Management also believes that in the event that interest rates rise, revenue from the mortgage segment could be under pressure.

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

Non-Interest Expense

Non-interest expense for the three and six months ended June 30, 2020 increased to $6,935,000 and $13,132,000 from $5,975,000 and $11,574,000, increases of 16.07% and 13.46% from the comparable periods in 2019. This increase resulted from increases in personnel expenses from variable compensation, additional compensation of $245,000 paid in connection with the execution of the PPP Loan Program, and $750,000 related to the Bank’s previously disclosed early retirement plan. These were offset in part by the deferral of loan origination costs of $400,000 related to the PPP program, which will be amortized to interest income along with the related fees over the lives of the related loans. Income recognition may be accelerated due to repayment or forgiveness of the loans. In addition, credit expenses related to the volume of mortgage loan production, equipment expense, and an increase in professional expenses. Total personnel expense was $3,973,000 and $7,327,000 for the three and six month periods ended June 30, 2020 as compared to $3,153,000 and $6,081,000 for the same periods in 2019.

Allowance and Provision for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged-off, net of recoveries, reduce the allowance. The provision for the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon two components – specific impairment and general reserves. As discussed below, loans having a risk rating of 7 or below that are significantly past due, and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due as well as all TDRs, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, and loan performance measures. Based on the application of the loan loss calculation, the Bank provided $760,000 and $1,648,000 to the allowance for loan losses for the three and six month periods ended June 30, 2020. This compares to a provision of $116,000 and $326,000 for the comparable periods in 2019, representing increases of 555.17% and 405.52%.

The increase in the provision was largely due to adjustments to qualitative factors used in determining the general portion of the allowance as well as a $300,000 specific reserve for the large loan relationship previously mentioned as migrating to a nonperforming status during the quarter. These adjustments resulted in the higher provision for credit losses given the unprecedented economic disruptions and uncertainty surrounding the COVID-19 pandemic that emerged in March 2020 as described in further detail in the “Overview” section. Of the

$1,648,000 in provision in the first six months of 2020, approximately $1,048,000 is attributed to qualitative factors related to the COVID-19 pandemic and its effect on economic conditions, loan concentrations in sectors adversely affected by the pandemic, and loans that have been granted payment deferrals or have been granted interest only payment status in the short term. The components of the allowance are detailed further in table below.

At June 30, 2020, the allowance for loan losses was 0.98% of total loans outstanding, versus 0.84% of total loans outstanding at December 31, 2019. The allowance to total loans, excluding PPP loans, increased to 1.11% at June 30, 2020. Because the PPP loans are guaranteed in full by the U.S. Small Business Administration, management determined that these loans should be excluded from the calculation. At June 30, 2020, management believed the allowance for loan losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions continue to deteriorate due to the COVID-19 pandemic, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying potential credit losses is a subjective process. Therefore, the Company maintains a general reserve to cover credit losses within the portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

We have developed relief programs to assist borrowers in financial need due to the effects of the COVID-19 pandemic. The March 22, 2020 (revised April 2020) statement issued by our banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), passed on March 27, 2020 provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. Accordingly, we are offering short-term modifications made in response to COVID-19 to certain borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, short-term interest only payments, or other delays in payment that are insignificant.

As of June 30, 2020, the Bank had modified a total of 184 loans as described in the preceding paragraph. As of June 30, 2020, modifications described in the preceding paragraph attributed to COVID-19 were $94,504,000 representing the 184 loans. This represented 15.01% of the total loan portfolio as of June 30, 2020. Of that total 164 were commercial loan borrowers representing $91,821,000 in loans, or 14.58% of our total loan portfolio as of June 30, 2020 and 20 were retail loan borrowers representing $2,683,000, or 0.43% of our total loan portfolio as of June 30, 2020. Of the total deferrals, 33.68% are for deferrals of principal only. In accordance with the March 22, 2020 Joint Interagency Regulatory Guidance, the above modifications were not considered to be troubled debt restructurings and were excluded from the discussion above.

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

The Bank began accepting applications from qualified customers on April 3, 2020 and, as of June 30, 2020, has helped provide over $68,000,000 in funding to over 550 clients through the PPP.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for loan losses and constitute a realized loss. Charged-off loans were $79,000 and $339,000 for the three and six months ended June 30, 2020 as compared to $86,000 and $219,000 for the comparable period in 2019. While a charged-off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. In the three and six months ended June 30, 2020, the Bank had recoveries of charged-off loans of $38,000 and $55,000 as compared with $21,000 and $36,000 for the comparable periods in 2019.

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. As set forth in the tables below, the Bank’s allowance arising from the specific impairment evaluation as of June 30, 2020 increased as compared to December 31, 2019.

As shown in the table below, the total balance in the allowance increased, from $4,829,000 as of December 31, 2019 to $6,193,000 on June 30, 2020. The allowance for loan losses as a percent of loans increased to 0.98% as of June 30, 2020 from 0.84% as of December 31, 2019. The allowance for loan losses as a percent of unimpaired loans was 0.96% at June 30, 2020 as compared to 0.84% at December 31, 2019. The general reserve as a percentage of unimpaired loan balances increased to 0.96% (or 1.06% excluding PPP loans) as of June 30, 2020 as compared to 0.83% as of December 31, 2019. This increase was primarily due to an increase in the rate of qualitative factors assessed in the general reserve based on management’s evaluation of those factors at June 30, 2020 in light of COVID-19, as discussed above. Management will continue to evaluate the adequacy of the allowance for loan losses as more economic data becomes available and as changes within the Company’s portfolio are known. The effects of the pandemic may require the Company to fund additional increases in the allowance for loan losses in future periods.

The following tables summarize the allowance activity for the periods indicated:

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Six Months Ended June 30, 2020
		Commercial
2020	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:
Beginning Balance	$1,330	$1,932	$865	$702	$4,829
Charge-Offs	(69)	(211)	(8)	(51)	(339)
Recoveries	7	24	22	2	55
Provision	812	924	(68)	(20)	1,648

Ending Balance	2,080	2,669	811	633	6,193
Ending Balance: Individually evaluated for impairment	66	240	—	—	306

Ending Balance: Collectively evaluated for impairment	2,014	2,429	811	633	5,887

Totals:	$2,080	$2,669	$811	$633	$6,193

Financing Receivables:
Ending Balance: Individually evaluated for impairment	676	5,881	266	1,365	8,188

Ending Balance: Collectively evaluated for impairment	174,970	295,819	86,889	63,891	621,569

Totals:	$175,646	$301,700	$87,155	$65,256	$629,757

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2019
		Commercial
2019	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:
Beginning Balance	$1,136	$1,831	$956	$658	$4,581
Charge-Offs	(106)	(26)	(189)	(42)	(363)
Recoveries	35	5	44	4	88
Provision	265	122	54	82	523

Ending Balance	1,330	1,932	865	702	4,829
Ending Balance: Individually evaluated for impairment	7	15	—	33	55

Ending Balance: Collectively evaluated for impairment	1,323	1,917	865	669	4,774

Totals:	$1,330	$1,932	$865	$702	$4,829

Financing Receivables:
Ending Balance: Individually evaluated for impairment	475	3,056	107	1,429	5,067

Ending Balance: Collectively evaluated for impairment	113,782	300,844	89,838	68,572	573,036

Totals:	$114,257	$303,900	$89,945	$70,001	$578,103

The following sets forth the reconciliation of the allowance for loan loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	2020	2019	2020	2019
Balance, beginning of period	$5,474	$4,673	$4,829	$4,581
Provision for loan losses	760	116	1,648	326
Loans charged off	(79)	(86)	(339)	(219)
Recoveries of loans charged off	38	21	55	36

Net (charge offs)	(41)	(65)	(284)	(183)

Balance, end of period	$6,193	$4,724	$6,193	$4,724

No nonaccrual loans were excluded from the impaired loan disclosures at June 30, 2020 and December 31, 2019. If interest on these loans had been accrued, such income cumulatively would have approximated $302,000 and $207,000 on June 30, 2020 and December 31, 2019, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

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

Income Taxes

For the three and six months ended June 30, 2020, Financial had an income tax expense of $191,000 and $433,000 as compared to $343,000 and $649,000 for the three and six months ended June 30, 2019. This represents an effective tax rate of 18.87% and 19.25% for the three and six months ended June 30, 2020 as compared with 19.94% and 19.91% for the three and six months ended June 30, 2019. Our effective rate was lower than the statutory corporate tax rate in all periods primarily because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended June 30, 2020 and 2019

(dollars in thousands)

	2020			2019
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$620,572	$6,701	4.33%	$546,859	$6,780	4.97%
Loans held for sale	5,653	31	2.20%	3,948	36	3.66%
Fed funds sold	56,248	10	0.07%	20,263	122	2.41%
Interest bearing bank balances	18,664	6	0.13%	14,626	74	2.03%
Securities (3)	56,647	309	2.19%	58,214	345	2.38%
Federal agency equities	1,406	24	6.85%	1,386	33	9.55%
CBB equity	116	—	—	116	—	—

Total earning assets	759,306	7,081	3.74%	645,406	7,390	4.59%

Allowance for loan losses	(5,478)			(4,691)
Non-earning assets	54,774			49,922

Total assets	$808,602			$690,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$325,126	$129	0.16%	$246,051	$307	0.50%
Savings	89,996	37	0.16%	93,274	55	0.24%
Time deposits	189,951	912	1.93%	191,039	826	1.73%

Total interest bearing deposits	605,073	1,078	0.71%	530,364	1,188	0.90%
Other borrowed funds
Financing leases	4,330	28	2.59%	—	—	—
Capital Notes	4,940	57	4.62%	5,000	50	4.00%

Total interest-bearing liabilities	614,343	1,163	0.76%	535,364	1,238	0.93%

Non-interest bearing deposits	125,936			92,026
Other liabilities	6,547			4,952

Total liabilities	746,826			632,342
Stockholders’ equity	61,776			58,295

Total liabilities and Stockholders’ equity	$808,602			$690,637

Net interest income		$5,918			$6,152

Net interest margin			3.13%			3.82%

Interest spread			2.98%			3.66%

(1)	Net accretion or amortization of deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)

The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities. Assumed income tax rates of 21% were used for the periods presented.

Net Interest Margin Analysis

Average Balance Sheets

For the Six Months Ended June 30, 2020 and 2019

(dollars in thousands)

	2020			2019
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$597,378	$13,669	4.61%	$542,420	$13,402	4.98%
Loans held for sale	4,563	68	3.01%	2,981	68	4.60%
Federal funds sold	40,220	76	0.38%	20,444	243	2.40%
Interest bearing bank balances	18,334	70	0.77%	14,411	165	2.31%
Securities (3)	58,296	653	2.26%	58,624	695	2.39%
Federal agency equities	1,398	33	4.76%	1,366	51	7.53%
CBB equity	116	—	—	116	—	—

Total earning assets	720,305	14,569	4.08%	640,362	14,624	4.61%

Allowance for loan losses	(5,192)			(4,657)
Non-earning assets	57,057			48,714

Total assets	$772,170			$684,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$304,758	$405	0.27%	$239,583	$560	0.47%
Savings	88,448	87	0.20%	95,776	108	0.23%
Time deposits	191,653	1,858	1.95%	190,594	1,574	1.67%

Total interest bearing deposits	584,859	2,350	0.81%	525,953	2,242	0.86%
Other borrowed funds
Financing leases	4,378	58	2.67%	—	—	—
Capital Notes	4,970	107	4.00%	5,000	100	4.00%

Total interest-bearing liabilities	594,207	2,515	0.85%	530,953	2,342	0.89%

Non-interest bearing deposits	110,577			92,287
Other liabilities	5,877			3,370

Total liabilities	710,661			626,610
Stockholders’ equity	61,509			57,809

Total liabilities and Stockholders’ equity	$772,170			$684,419

Net interest income		$12,054			$12,282

Net interest margin			3.37%			3.87%

Interest spread			3.23%			3.72%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
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

There have been no significant changes during the quarter ended June 30, 2020, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting.

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

On April 21, 2020 the Company temporarily suspended repurchases under the plan. For this reason, there were no repurchases executed during the quarter ended June 30, 2020. The Company had previously repurchased 18,000 shares during the quarter ended March 31, 2020.

The following table provides information as of June 30, 2020 with respects to shares of common stock repurchased by the Company for the quarter then ended:

Beginning Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 through April 30, 2020	—	N/A	18,000	47,000
May 1, 2020 through May 31, 2020	—	N/A	18,000	47,000
June 1, 2020 through June 30, 2020	—	N/A	18,000	47,000

Total	—	N/A	18,000	47,000

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2020

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2020

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 12, 2020

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2020 and 2019 (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2020 and 2019 (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three and six months ended June 30, 2020 and 2019; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: August 12, 2020	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President (Principal Executive Officer)

Date: August 12, 2020	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)