Form 10-Q
period 2020-09-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2020-11-12
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☐	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2020

BANK OF THE JAMES FINANCIAL GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Virginia	001-35402	20-0500300
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)

828 Main Street, Lynchburg, VA	24504
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,339,436 shares of Common Stock, par value $2.14 per share, were outstanding at November 12, 2020.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2020 unaudited)

	September 30,	December 31,
	2020	2019
Assets
Cash and due from banks	$30,324	$30,794
Federal funds sold	64,720	8,317

Total cash and cash equivalents	95,044	39,111
Securities held-to-maturity (fair value of $4,283 in 2020 and $3,861 in 2019)	3,675	3,688
Securities available-for-sale, at fair value	75,628	59,655
Restricted stock, at cost	1,551	1,506
Loans, net of allowance for loan losses of $6,966 in 2020 and $4,829 in 2019	616,581	573,274
Loans held for sale	10,232	4,221
Premises and equipment, net	17,074	16,698
Interest receivable	2,558	1,866
Cash value - bank owned life insurance	16,489	13,686
Other real estate owned	1,405	2,339
Income taxes receivable	396	—
Deferred tax asset, net	577	1,177
Other assets	7,919	8,173

Total assets	$849,129	$725,394

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing demand	$147,039	$93,936
NOW, money market and savings	450,009	362,821
Time	166,885	192,702

Total deposits	763,933	649,459
Capital notes	10,026	5,000
Income taxes payable	—	124
Interest payable	140	173
Other liabilities	9,248	9,193

Total liabilities	$783,347	$663,949

Commitments and Contingencies
Stockholders’ equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,339,436 and 4,357,436 as of September 30, 2020 and December 31, 2019	9,286	9,325
Additional paid-in-capital	30,989	31,225
Retained earnings	23,258	20,900
Accumulated other comprehensive income (loss)	2,249	(5)

Total stockholders’ equity	$65,782	$61,445

Total liabilities and stockholders’ equity	$849,129	$725,394

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest Income
Loans	$6,958	$7,080	$20,695	$20,550
Securities
US Government and agency obligations	168	176	506	545
Mortgage backed securities	50	54	164	171
Municipals—taxable	93	77	248	237
Municipals—tax exempt	1	—	1	2
Dividends	15	9	48	60
Other (Corporates)	25	23	71	70
Interest bearing deposits	15	88	85	253
Federal Funds sold	13	89	89	332

Total interest income	7,338	7,596	21,907	22,220

Interest Expense
Deposits
NOW, money market savings	177	414	669	1,082
Time Deposits	844	926	2,702	2,500
Finance leases	29	41	87	41
Capital notes	85	50	192	150

Total interest expense	1,135	1,431	3,650	3,773

Net interest income	6,203	6,165	18,257	18,447
Provision for loan losses	700	108	2,348	434

Net interest income after provision for loan losses	5,503	6,057	15,909	18,013

Noninterest income
Gain on sales of loans held for sale	2,459	1,337	5,586	3,103
Service charges, fees and commissions	498	448	1,500	1,348
Life insurance income	102	81	290	248
Other	5	4	19	49
Gain on sales and calls of securities, net	—	291	644	291

Total noninterest income	3,064	2,161	8,039	5,039

Noninterest expenses
Salaries and employee benefits	3,713	3,356	11,040	9,437
Occupancy	419	414	1,237	1,252
Equipment	560	527	1,738	1,521
Supplies	120	163	353	467
Professional, data processing, and other outside expense	990	887	2,884	2,561
Marketing	185	228	500	649
Credit expense	359	195	831	478
Other real estate expenses	15	200	135	340
FDIC insurance expense	76	87	220	275
Other	307	316	938	967

Total noninterest expenses	6,744	6,373	19,876	17,947

Income before income taxes	1,823	1,845	4,072	5,105
Income tax expense	369	371	802	1,020

Net Income	$1,454	$1,474	$3,270	$4,085

Weighted average shares outstanding - basic	4,339,436	4,378,436	4,342,294	4,378,436

Weighted average shares outstanding - diluted	4,339,436	4,385,331	4,342,294	4,383,128

Earnings per common share - basic	$0.34	$0.34	$0.75	$0.93

Earnings per common share - diluted	$0.34	$0.34	$0.75	$0.93

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollar amounts in thousands) (unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Net Income	$1,454	$1,474	$3,270	$4,085

Other comprehensive income:
Unrealized gains on securities available-for-sale	213	990	3,498	3,481
Tax effect	(45)	(208)	(735)	(731)
Reclassification adjustment for gains included in net income (1)	—	(291)	(644)	(291)
Tax effect (2)	—	61	135	61

Other comprehensive income, net of tax	168	552	2,254	2,520

Comprehensive income	$1,622	$2,026	$5,524	$6,605

(1)	Gains are included in “gain on sales and calls of available-for-sale securities, net” on the consolidated statements of income.
(2)	The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

(dollar amounts in thousands) (unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net Income	$3,270	$4,085
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,511	983
Stock based compensation expense	88	80
Net amortization and accretion of premiums and discounts on securities	299	298
(Gain) on sales of available-for-sale securities	(644)	(291)
(Gain) on sales of loans held for sale	(5,586)	(3,103)
Proceeds from sales of loans held for sale	208,405	114,119
Origination of loans held for sale	(208,830)	(114,976)
Provision for loan losses	2,348	434
(Gain) loss on sale of other real estate owned	(29)	13
Impairment of other real estate owned	137	286
(Increase) in cash value of life insurance	(290)	(248)
(Increase) in interest receivable	(692)	(13)
(Increase) decrease in other assets	(518)	234
(Decrease) increase in income taxes payable	(520)	1,019
(Decrease) increase in interest payable	(33)	40
Increase (decrease) in other liabilities	211	(1)

Net cash (used in) provided by operating activities	$(873)	$2,959

Cash flows from investing activities
Purchases of securities available-for-sale	$(34,702)	$(6,369)
Proceeds from maturities, calls and paydowns of securities available-for-sale	8,629	1,462
Proceeds from sale of securities available-for-sale	13,312	6,427
Purchases of bank owned life insurance	(2,750)	—
Life insurance proceeds	588	—
(Purchase) of Federal Home Loan Bank stock	(45)	(44)
Proceeds from sale of other real estate owned	844	349
Origination of loans, net of principal collected	(45,673)	(21,883)
Purchases of premises and equipment	(1,466)	(3,890)

Net cash (used in) investing activities	$(61,263)	$(23,948)

Cash flows from financing activities
Net increase in deposits	$114,474	$20,990
Principal payments on finance lease obligations	(244)	(81)
Repurchases of common stock	(275)	—
Dividends paid to common stockholders	(912)	(789)
Proceeds from sale of 3.25% capital notes due 6/30/2025	10,026	—
Retirement of 4% capital notes due 1/24/2022	(5,000)	—

Net cash provided by financing activities	$118,069	$20,120

Increase (decrease) in cash and cash equivalents	55,933	(869)
Cash and cash equivalents at beginning of period	$39,111	$50,325

Cash and cash equivalents at end of period	$95,044	$49,456

Non cash transactions
Transfer of loans to other real estate owned	$18	$460
Fair value adjustment for securities available-for-sale	2,854	3,190
Lease liabilities arising from right-of-use assets	—	6,373
Cash transactions
Cash paid for interest	$3,683	$3,733
Cash paid for income taxes	985	—

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2020 and 2019

(dollars in thousands, except per share amounts) (unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2018	4,378,436	$9,370	$31,495	$16,521	$(2,243)	$55,143

Net Income	—	—	—	1,234	—	1,234
Dividends paid on common stock ($0.06 per share)	—	—	—	(263)	—	(263)
Other comprehensive income	—	—	—	—	1,036	1,036

Balance at March 31, 2019	4,378,436	$9,370	$31,495	$17,492	$(1,207)	$57,150

Net Income	—	—	—	1,377	—	1,377
Dividends paid on common stock ($0.06 per share)	—	—	—	(263)	—	(263)
Other comprehensive income	—	—	—	—	932	932

Balance at June 30, 2019	4,378,436	$9,370	$31,495	$18,606	$(275)	$59,196

Net Income	—	—	—	1,474	—	1,474
Dividends paid on common stock ($0.06 per share)	—	—	—	(263)		(263)
Other comprehensive income	—	—	—	—	552	552

Balance at September 30, 2019	4,378,436	$9,370	$31,495	$19,817	$277	$60,959

See accompanying notes to these consolidated financial statements

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2019	4,357,436	$9,325	$31,225	$20,900	$(5)	$61,445

Net Income	—	—	—	995	—	995
Dividends paid on common stock ($0.07 per share)	—	—	—	(304)	—	(304)
Repurchase of common stock	(18,000)	(39)	(236)	—	—	(275)
Other comprehensive income	—	—	—	—	1,467	1,467

Balance at March 31, 2020	4,339,436	$9,286	$30,989	$21,591	$1,462	$63,328

Net Income	—	—	—	821	—	821
Dividends paid on common stock ($0.07 per share)	—	—	—	(303)	—	(303)
Other comprehensive income	—	—	—	—	619	619

Balance at June 30, 2020	4,339,436	$9,286	$30,989	$22,109	$2,081	$64,465

Net Income	—	—	—	1,454	—	1,454
Dividends paid on common stock ($0.07 per share)	—	—	—	(305)	—	(305)
Other comprehensive income	—	—	—	—	168	168

Balance at September 30, 2020	4,339,436	$9,286	$30,989	$23,258	$2,249	$65,782

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2019. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2019 included in Financial’s Annual Report on Form 10-K. Results for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Note 3 – Earnings Per Common Share (EPS)

The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$1,454,000	$1,474,000	$3,270,000	$4,085,000
Weighted average number of shares	4,339,436	4,378,436	4,342,294	4,378,436
Restricted stock units affect of incremental shares	—	6,895	—	4,692

Weighted average diluted shares	4,339,436	4,385,331	4,342,294	4,383,128

Basic EPS (weighted avg shares)	$0.34	$0.34	$0.75	$0.93

Diluted EPS (Including incremental shares)	$0.34	$0.34	$0.75	$0.93

In 2020, all restricted stock units (RSUs) were excluded from calculating diluted earnings per share as the Company elected to settle units vesting in 2020 wholly in cash. Going forward, management has adopted a cash settlement policy for all currently outstanding RSUs. Prior to 2020, the presumption was that the shares would be settled in common stock and the RSUs were included in the calculation of diluted EPS. There were no potentially dilutive shares excluded from the 2019 earnings per share calculation because they were anti-dilutive.

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

On January 2, 2019, the Company granted its first block of equity compensation under the 2018 Incentive Plan consisting of 24,500 restricted stock units. The recipients of restricted stock units do not receive shares of the Company’s stock immediately, but instead may receive shares, cash in lieu of shares, or a combination thereof upon satisfying the requisite service period specified by the terms and conditions of the grant. Additionally, the recipients of restricted stock units do not enjoy the rights of holder of the Company’s common stock until the units have vested and as such, they do not have voting rights or rights to non-forfeitable dividends. The related compensation expense is based on the grant date fair value of the Company’s stock of $13.00 per share. RSUs vest over 3 years in thirds with the first one-third vesting on January 2, 2020. The value of the first one-third vested portion of the grant was settled with cash payments and no shares were issued.

The total expense recognized for the three months ended September 30, 2020 and 2019, in connection with the restricted stock unit awards was approximately $26,000 and $26,000, respectively. The total expense recognized for the nine months ended September 30, 2020 and 2019, in connection with the restricted stock unit awards was approximately $80,000 and $80,000, respectively. There were no forfeitures during the three and nine month periods ending September 30, 2020.

At September 30, 2020, the unrecognized stock-based compensation expense related to unvested restricted stock units amounted to approximately $133,000. The unrecognized expense will be recognized ratably over the remaining vesting period of 1.25 years. The Company accounts for forfeitures as they occur.

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

Note 5 – Fair Value Measurements (continued)

Derivatives Assets/Liabilities – Interest Rate Lock Commitments (IRLCs)

Beginning with the third quarter of 2020, the Company recognizes IRLCs at fair value based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate lock commitments will close. All of the Company’s IRLCs are classified as Level 3. The fair value of interest rate lock commitments was considered immaterial at December 31, 2019.

		Carrying Value at September 30, 2020 (in thousands)
Description	Balance as of September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$2,033	$—	$2,033	$—
US agency obligations	40,929	—	40,929	—
Mortgage-backed securities	8,461	—	8,461	—
Municipals	18,906	—	18,906	—
Corporates	5,299	—	5,299	—

Total available-for-sale securities	$75,628	$—	$75,628	$—

IRLCs—asset	301	—	—	301

Total assets at fair value	$75,929	$—	$75,628	$301

IRLCs—liability	5	—	—	5

Total liabilities at fair value	$5	$—	$—	$5

		Carrying Value at December 31, 2019 (in thousands)
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$1,964	$		$1,964	$
US agency obligations	32,108		—	32,108		—
Mortgage-backed securities	10,264		—	10,264		—
Municipals	11,222		—	11,222		—
Corporates	4,097		—	4,097		—

Total available-for-sale securities	$59,655		$—	$59,655		$—

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

Note 5 – Fair Value Measurements (continued)

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2020 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
IRLCs - asset	$301	Market approach	Range of pull through rate	70% - 100% (85%)
Liabilities
IRLCs - liability	$5	Market approach	Range of pull through rate	70% - 100% (85%)

(1)	Weighted based on the relative value of the instruments

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

Loans held for sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended September 30, 2020. Gains and losses on the sale of loans are recorded within gains on sales of loans held for sale, net on the Consolidated Statements of Income.

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

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period (in thousands):

		Carrying Value at September 30, 2020
Description	Balance as of September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$2,399	$—	$—	$2,399
Other real estate owned	1,405	—	—	1,405

*	Includes loans charged down to the net realizable value of the collateral.

		Carrying Value at December 31, 2019
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$1,239	$—	$—	$1,239
Other real estate owned	2,339	—	—	2,339

*	Includes loans charged down to the net realizable value of the collateral.

Note 5 – Fair Value Measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2020 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
Impaired loans	$2,399	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)
OREO	1,405	Discounted appraised value	Selling cost	0% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

(1)	Weighted based on the relative value of the instruments.

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2019 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
Impaired loans	$1,239	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)
OREO	2,339	Discounted appraised value	Selling cost	0% - 10% (6%)
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

(1)	Weighted based on the relative value of the instruments.

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

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments and their placement in the fair value hierarchy at September 30, 2020 and December 31, 2019 was as follows (in thousands):

		Fair Value Measurements at September 30, 2020 using
		Quoted Prices in Active Markets for	Significant Other Observable	Significant
	Carrying Amounts	Identical Assets (Level 1)	Inputs (Level 2)	Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$30,324	$30,324	$—	$—	$30,324
Fed funds sold	64,720	64,720	—	—	64,720
Securities
Available-for-sale	75,628	—	75,628	—	75,628
Held-to-maturity	3,675	—	4,283	—	4,283
Restricted stock	1,551		1,551	—	1,551
Loans, net (1)	616,581	—	—	614,896	614,896
Loans held for sale	10,232	—	10,232	—	10,232
Interest receivable	2,558	—	2,558	—	2,558
BOLI	16,489	—	16,489	—	16,489
Derivatives—IRLCs	301	—	—	301	301
Liabilities
Deposits	$763,933	$—	$765,491	$—	$765,491
Capital notes	10,026	—	8,949	—	8,949
Interest payable	140	—	140	—	140
Derivatives – IRLCs	5	—	—	5	5

		Fair Value Measurements at December 31, 2019 using
		Quoted Prices in Active Markets for	Significant Other Observable	Significant
	Carrying Amounts	Identical Assets (Level 1)	Inputs (Level 2)	Unobservable Inputs (Level 3)	Balance
Assets
Cash and due from banks	$30,794	$30,794	$—	$—	$30,794
Fed funds sold	8,317	8,317		—	8,317
Securities
Available-for-sale	59,655	—	59,655	—	59,655
Held-to-maturity	3,688	—	3,861	—	3,861
Restricted stock	1,506	—	1,506		1,506
Loans, net (1)	573,274	—	—	569,850	569,850
Loans held for sale	4,221	—	4,221	—	4,221
Interest receivable	1,866	—	1,866	—	1,866
BOLI	13,686	—	13,686	—	13,686
Liabilities
Deposits	$649,459	$—	$651,479	$—	$651,479
Capital notes	5,000	—	4,795	—	4,795
Interest payable	173	—	173	—	173

(1)	Carrying amount is net of unearned income and the Allowance.

Note 6 – Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of September 30, 2020 and December 31, 2019 (amounts in thousands):

	September 30, 2020
	Amortized	Gross Unrealized		Fair Value
	Costs	Gains	(Losses)
Held-to-Maturity
US agency obligations	$3,675	$608	$—	$4,283

Available-for-Sale
US Treasuries	2,000	33	—	2,033
US agency obligations	39,201	1,780	(52)	40,929
Mortgage-backed securities	8,190	271	—	8,461
Municipals	18,315	627	(36)	18,906
Corporates	5,074	225	—	5,299

	$72,780	$2,936	$(88)	$75,628

	December 31, 2019
	Amortized	Gross Unrealized		Fair Value
	Costs	Gains	(Losses)
Held-to-Maturity
US agency obligations	$3,688	$173	$—	$3,861

Available-for-Sale
US Treasuries	1,966	—	(2)	1,964
US agency obligations	32,163	278	(333)	32,108
Mortgage-backed securities	10,328	42	(106)	10,264
Municipals	11,118	117	(13)	11,222
Corporates	4,086	32	(21)	4,097

	$59,661	$469	$(475)	$59,655

Note 6 – Securities (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2020 and December 31, 2019 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2020	Value	Losses	Value	Losses	Value	Losses
Description of securities
Held-to-maturity
US agency obligations	$—	$—	$—	$—	$—	$—
Available-for-sale
US Treasuries	—	—	—	—	—	—
US agency obligations	8,774	52	—	—	8,774	52
Mortgage-backed securities	—	—	—	—	—	—
Municipals	5,553	36	—	—	5,553	36
Corporates	—	—	—	—	—	—

Total	$14,327	$88	$—	$—	$14,327	$88

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	Value	Losses	Value	Losses	Value	Losses
Description of securities
Held-to-maturity
US agency obligations	$—	$—	$—	$—	$—	$—
Available-for-sale
US Treasuries	—	—	1,964	2	1,964	2
US agency obligations	12,395	218	12,048	115	24,443	333
Mortgage-backed securities	—	—	6,609	106	6,609	106
Municipals	—	—	2,736	13	2,736	13
Corporates	—	—	1,042	21	1,042	21

Total	$12,395	$218	$24,399	$257	$36,794	$475

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

Note 6 – Securities (continued)

At September 30, 2020, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of September 30, 2020, the Bank owned ten securities in an unrealized loss position that were being evaluated for other than temporary impairment. Three of these securities was S&P rated AAA and seven were rated AA. As of September 30, 2020, six of these securities were municipal issues and four were backed by the US government.

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

Gross gains on sales of available-for-sale securities were $0 and $644 during the three and nine months ended September 30, 2020 as compared to $291 and $291 during the same periods in 2019. There were no gross losses on sales of available-for-sale securities during the three and nine month periods ended September 30, 2020 and 2019. There were no sales of held-to-maturity securities during the three and nine month periods ended September 30, 2020 and 2019.

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

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three and nine months ended September 30, 2020 and 2019 was as follows (dollars in thousands):

Note 7 – Business Segments (continued)

Business Segments

	Community Banking	Mortgage	Total
Nine months ended September 30, 2020
Net interest income	$18,257	$—	$18,257
Provision for loan losses	2,348	—	2,348

Net interest income after provision for loan losses	15,909	—	15,909
Noninterest income	2,453	5,586	8,039
Noninterest expenses	16,271	3,605	19,876

Income before income taxes	2,091	1,981	4,072
Income tax expense	386	416	802

Net income	$1,705	$1,565	$3,270

Total assets	$838,425	$10,704	$849,129

Nine months ended September 30, 2019
Net interest income	$18,447	$—	$18,447
Provision for loan losses	434	—	434

Net interest income after provision for loan losses	18,013	—	18,013
Noninterest income	1,936	3,103	5,039
Noninterest expenses	15,700	2,247	17,947

Income before income taxes	4,249	856	5,105
Income tax expense	840	180	1,020

Net income	$3,409	$676	$4,085

Total assets	$702,215	$5,899	$708,114

	Community Banking	Mortgage	Total
Three months ended September 30, 2020
Net interest income	$6,203	$—	$6,203
Provision for loan losses	700	—	700

Net interest income after provision for loan losses	5,503	—	5,503
Noninterest income	605	2,459	3,064
Noninterest expenses	5,322	1,422	6,744

Income before income taxes	786	1,037	1,823
Income tax expense	151	218	369

Net income	$635	$819	$1,454

Total assets	$838,425	$10,704	$849,129

Three months ended September 30, 2019
Net interest income	$6,165	$—	$6,165
Provision for loan losses	108	—	108

Net interest income after provision for loan losses	6,057	—	6,057
Noninterest income	824	1,337	2,161
Noninterest expenses	5,453	920	6,373

Income before income taxes	1,428	417	1,845
Income tax expense	283	88	371

Net income	$1,145	$329	$1,474

Total assets	$702,215	$5,899	$708,114

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

Loan Segments:	Loan Classes:

Commercial	Commercial and industrial loans

Commercial real estate	Commercial mortgages – owner occupied

Commercial mortgages – non-owner occupied

Commercial construction

Consumer	Consumer unsecured

Consumer secured

Residential	Residential mortgages

Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	September 30,	December 31,
	2020	2019
Commercial	$174,823	$114,257
Commercial real estate	298,526	303,900
Consumer	87,989	89,945
Residential	62,209	70,001

Total loans (1)	623,547	578,103
Less allowance for loan losses	6,966	4,829

Net loans	$616,581	$573,274

(1)	Includes net deferred (fees) and costs/premiums of ($1,301) and $572 as of September 30, 2020 and December 31, 2019, respectively.

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

Loans on Non-Accrual Status
(dollars in thousands)

	As of
	September 30, 2020	December 31, 2019
Commercial	$426	$262
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	1,118	262
Commercial Mortgages-Non-Owner Occupied	408	450
Commercial Construction	—	—
Consumer
Consumer Unsecured	—	—
Consumer Secured	374	47
Residential:
Residential Mortgages	212	280
Residential Consumer Construction	—	—

Totals	$2,538	$1,301

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank which was acquired through purchase at foreclosure or from the borrower through a deed in lieu of foreclosure. OREO decreased to $1,405 on September 30, 2020 from $2,339 on December 31, 2019. The following table represents the changes in OREO balance during the nine months ended September 30, 2020 and year ended December 31, 2019.

Note 8 – Loans, allowance for loan losses and OREO (continued)

OREO Changes

(dollars in thousands)

	Nine Months Ended	Year Ended
	September 30, 2020	December 31, 2019
Balance at the beginning of the year (net)	$2,339	$2,430
Transfers from loans	18	785
Capitalized costs	—	—
Valuation adjustments	(137)	(287)
Sales proceeds	(844)	(570)
Gain (loss) on disposition	29	(19)

Balance at the end of the period (net)	$1,405	$2,339

At September 30, 2020 and December 31, 2019, the Company had no consumer mortgage loans secured by residential real estate for which foreclosure was in process. The Company held no residential real estate property in other real estate owned as of September 30, 2020 and four residential real estate properties totaling $325 as of December 31, 2019.

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the Nine Months Ended September 30, 2020
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2020	Investment	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded:
Commercial	$645	$1,245	$—	$557	$31
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,176	2,599	—	2,322	103
Commercial Mortgage Non-Owner Occupied	529	560	—	546	28
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	265	265	—	186	10
Residential
Residential Mortgages	1,357	1,421	—	1,324	49
Residential Consumer Construction	—	—	—	—	—
With an Allowance Recorded:
Commercial	$91	$91	$9	$49	$—
Commercial Real Estate
Commercial Mortgages-Owner Occupied	160	203	10	86	3
Commercial Mortgage Non-Owner Occupied	—	—	—	7	—
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	238	248	35	119	2
Residential
Residential Mortgages	—	—	—	70	—
Residential Consumer Construction	—	—	—	—	—
Totals:
Commercial	$736	$1,336	$9	$606	$31
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,336	2,802	10	2,408	106
Commercial Mortgage Non-Owner Occupied	529	560	—	553	28
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	503	513	35	305	12
Residential
Residential Mortgages	1,357	1,421	—	1,394	49
Residential Consumer Construction	—	—	—	—	—

	$5,461	$6,632	$54	$5,266	$226

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

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Nine Months Ended September 30, 2020
		Commercial
2020	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:
Beginning Balance	$1,330	$1,932	$865	$702	$4,829
Charge-Offs	(69)	(217)	(59)	(51)	(396)
Recoveries	15	137	30	3	185
Provision	935	1,359	20	34	2,348

Ending Balance	2,211	3,211	856	688	6,966
Ending Balance: Individually evaluated for impairment	9	10	35	—	54

Ending Balance: Collectively evaluated for impairment	2,202	3,201	821	688	6,912

Totals:	$2,211	$3,211	$856	$688	$6,966

Financing Receivables:
Ending Balance: Individually evaluated for impairment	736	2,865	503	1,357	5,461

Ending Balance: Collectively evaluated for impairment	174,087	295,661	87,486	60,852	618,086

Totals:	$174,823	$298,526	$87,989	$62,209	$623,547

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

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Loans as of
	September 30, 2020
	(dollars in thousands)
			Greater				Recorded Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
2020	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$584	$95	$223	$902	$173,921	$174,823	$—
Commercial Real Estate:
Commercial Mortgages- Owner Occupied	405	7	1,013	1,425	101,291	102,716	—
Commercial Mortgages-Non-Owner Occupied	319	188	398	905	173,280	174,185	—
Commercial Construction	—	—	—	—	21,625	21,625	—
Consumer:
Consumer Unsecured	4	—	—	4	3,878	3,882	—
Consumer Secured	120	136	347	603	83,504	84,107	—
Residential:
Residential Mortgages	515	—	212	727	47,776	48,503	—
Residential Consumer Construction	—	—	—	—	13,706	13,706	—

Total	$1,947	$426	$2,193	$4,566	$618,981	$623,547	$—

	Age Analysis of Past Due Loans as of
	December 31, 2019
	(dollars in thousands)
			Greater				Recorded Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
2019	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$146	$1,084	$116	$1,346	$112,911	$114,257	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	234	192	143	569	104,223	104,792	—
Commercial Mortgages-Non-Owner Occupied	58	9	450	517	181,730	182,247	—
Commercial Construction	—	—	—	—	16,861	16,861	—
Consumer:
Consumer Unsecured	52	3	—	55	6,812	6,867	—
Consumer Secured	316	130	21	467	82,611	83,078	—
Residential:
Residential Mortgages	595	576	280	1,451	53,833	55,284	—
Residential Consumer Construction	492	—	—	492	14,225	14,717	—

Total	$1,893	$1,994	$1,010	$4,897	$573,206	$578,103	$—

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Credit Quality Information - by Class
	September 30, 2020
	(dollars in thousands)
2020	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$160,361	$5,091	$8,721	$650	$—	$174,823
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	93,045	2,904	4,432	2,335	—	102,716
Commercial Mortgages-Non-Owner Occupied	164,525	7,310	1,689	661	—	174,185
Commercial Construction	21,625	—	—	—	—	21,625
Consumer
Consumer Unsecured	3,850	—	30	2	—	3,882
Consumer Secured	83,404	—	—	703	—	84,107
Residential:
Residential Mortgages	47,036	—	—	1,467	—	48,503
Residential Consumer Construction	13,706	—	—	—	—	13,706

Totals	$587,552	$15,305	$14,872	$5,818	$—	$623,547

	Credit Quality Information - by Class
	December 31, 2019
	(dollars in thousands)
2019	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$108,907	$313	$4,518	$519	$—	$114,257
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	93,553	446	8,316	2,477	—	104,792
Commercial Mortgages-Non -Owner Occupied	175,471	5,118	994	664	—	182,247
Commercial Construction	16,572	289	—	—	—	16,861
Consumer
Consumer Unsecured	6,867	—	—	—	—	6,867
Consumer Secured	82,860	—	—	218	—	83,078
Residential:
Residential Mortgages	53,714	—	—	1,570	—	55,284
Residential Consumer Construction	14,416	301	—	—	—	14,717

Totals	$552,360	$6,467	$13,828	$5,448	$—	$578,103

Note 8 – Loans, allowance for loan losses and OREO (continued)

Troubled Debt Restructurings (TDR)

There were no loan modifications that would have been classified as TDRs during the three and nine months ended September 30, 2020 and 2019.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three and nine months ended September 30, 2020 and 2019.

At September 30, 2020 and December 31, 2019, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

We have developed relief programs to assist borrowers in financial need due to the effects of the COVID-19 pandemic. Accordingly, we offered short-term modifications made in response to COVID-19 to certain borrowers who were current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, deferral of principal only (interest only payments), or other delays in payment that are insignificant.

Over the course of the nine months ended September 30, 2020, the Bank modified a total of 184 loans with principal balances totaling $95,258,000. As of September 30, 2020, 9 of the 184 previously modified loans remain in deferment. The principal balance of these 9 loans is $8,944,000, which represents 1.43% of the total loan portfolio.. Of the total deferrals, 4 loans, or $8,089,000, are for deferrals of principal only and 5 loans, or $855,000, are for principal and interest deferment.

If a customer requests a second modification, an extensive evaluation of the circumstances surrounding the need for the request is conducted. Procedurally, a commercial borrower will be required to present financial forecasts, proof of business sustainability, and verification of sources of repayment to the primary loan officer, the Chief Lending Officer, and the Chief Credit Officer before a second deferral is granted. Retail borrowers are also required to submit in writing the reason for the need for a second deferral request before an additional deferral is granted. Relationships whose situations do not warrant a second deferral will most likely be downgraded and subsequently evaluated for specific impairment within the allowance for loan loss. As of September 30, 2020, we are evaluating 4 relationships, totaling approximately $6,000,000, for second deferrals.

In accordance with the March 22, 2020 (revised April 2020) Joint Interagency Regulatory Guidance, the above modifications were not considered to be troubled debt restructurings and were excluded from the TDR discussion above.

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

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help

Note 10 – Recent accounting pronouncements and other authoritative guidance (continued)

stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022 The Company has identified a small number of affected loans and is evaluating other benchmarks to substitute for LIBOR such as SOFR. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments. On March 12, 2020, the SEC finalized amendments to its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and were effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date. The rule change revises the definition of “accelerated filers” to exclude entities with public float of less than $700 million and less than $100 million in annual revenues. The Company expects to continue to meet this expanded category of small reporting company and will remain a non-accelerated filer.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs.” This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is not permitted. All entities should apply ASU No. 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company does not expect the adoption of ASU 2020-08 to have a material impact on its consolidated financial statements.

In March 2020 (Revised in April 2020), various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers,

Note 10 – Recent accounting pronouncements and other authoritative guidance (continued)

extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. In addition, upon expiration of the initial loan modification period, the Bank, pursuant to the “Joint Statement on Additional Loan Accommodations Related to COVID-19” published August 3, 2020, is encouraged to continue to work with effected borrowers on additional loan modifications. This interagency guidance is expected to continue have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

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

Management will continue to evaluate current economic conditions to determine the impact of the pandemic on the ability of our customers to fulfill their financial obligations to the Company, as well as the values of our financial and nonfinancial assets resulting from the market disruption. Accordingly, significant estimates used in the preparation of our financial statements including those associated with the evaluation of the allowance for loan losses as well as other valuation-based estimates may be subject to significant adjustments in future periods. As the full effects are not yet known, it is not currently possible to ascertain the overall impact of COVID- 19 on the Company’s business. However, as the pandemic continues to evolve into a prolonged worldwide health crisis, the pandemic could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Note 12 – Capital Notes

On April 13, 2020, the Company commenced a private placement of unregistered debt securities (the “2020 Offering”). In the 2020 Offering, the Company sold and closed $10,050,000 in principal of notes (the “2020 Notes”) during the 2nd and 3rd quarters of 2020. The 2020 Offering officially ended on July 8, 2020. The 2020 Notes will bear interest at the rate of 3.25% per year with interest payable quarterly in arrears. The 2020 Notes will mature on September 30, 2025 and are subject to full or partial repayment on or after September 30, 2021. The balance of the 2020 Notes on the September 30, 2020 consolidated balance sheet is net of unamortized issuance costs

Note 12 – Capital Notes (continued)

On September 24, 2020 the Bank used $5,000,000 of the proceeds for the payment of principal of the Company’s previously outstanding 4.00% notes that were issued in 2017. The Company intends to use the balance of the proceeds from the 2020 Offering for general corporate purposes in the discretion of Company’s management such as payment of interest on the 2020 Notes and as a contribution of additional capital to the Bank.

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

IMPACT OF COVID-19

The progression of the COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the three and nine months ended September 30, 2020. Management anticipates that the pandemic will have a significant adverse impact on the economy, the banking industry and our Company in future periods.

Effects on Market Areas

The broad suspension of business activities in the Commonwealth is likely to lead to a prolonged increase in the Commonwealth’s and our market areas’ unemployment rate. Because these developments commenced late in the first quarter, and because the public health effects of COVID-19 are generally expected to peak later this year in the communities in which we operate, we believe the economic consequences of the pandemic are difficult to quantify and are expected to continue to worsen.

Policy and Regulatory Developments

Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•	The Federal Reserve decreased the range for the Federal Funds Target Rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a current range of 0.0 - 0.25%.

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

•

On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs, and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. In addition, upon expiration of the initial loan modification period, the Bank, pursuant to the “Joint Statement on Additional Loan Accommodations Related to COVID-19” published August 3, 2020, is encouraged to continue to work with effected borrowers on additional loan modifications. Loan modifications made through September 30, 2020 are disclosed within Note 8 – Loans, allowance for loan losses and OREO.

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

•

Real property located at 4105 Boonsboro Road, Lynchburg, Virginia. This property is a former bank branch and with minor cosmetic improvements is suitable as is to be used as a bank branch. The Bank does not anticipate utilizing this location as a bank branch until mid 2022 at the earliest.

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

September 30, 2020 (in thousands)
Commitments to extend credit	$144,329
Letters of Credit	3,534

Total	$147,863

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

The Bank has rate lock commitments to originate mortgage loans through its Mortgage Division. The Bank has entered into corresponding commitments with third party investors to sell each of these loans that close. No other obligation exists. As a result of these contractual relationships with these investors, the Bank is not exposed to losses nor will it ultimately realize gains related to its rate lock commitments due to changes in interest rates.

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of September 30, 2020 and December 31, 2019 and the results of operations of Financial for the three and nine-month periods ended September 30, 2020 and 2019. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

September 30, 2020 as Compared to December 31, 2019

Total assets were $849,129,000 on September 30, 2020 compared with $725,394,000 at December 31, 2019, an increase of 17.06%. The increase in total assets was primarily funded from the growth in deposits.

Total deposits increased from $649,459,000 as of December 31, 2019 to $763,933,000 on September 30, 2020, an increase of 17.63%. The increase resulted in large part from increases in the following deposit categories: non-interest-bearing demand deposits, NOW, money market, and savings accounts and was partially offset by a decrease in time deposits. The increase was attributable in part to PPP loan funds that had yet to be deployed by our customers.

Total loans, excluding loans held for sale, increased to $623,547,000 on September 30, 2020 from $578,103,000 on December 31, 2019, resulting from the origination of PPP loans. This growth was partially offset by normal amortization and decreased commercial loan origination in the third quarter. Loans, excluding loans held for sale and net of deferred fees and costs and the allowance for loan losses, increased to $616,581,000 on September 30, 2020 from $573,274,000 on December 31, 2019, an increase of 7.55%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	September 30, 2020		December 31, 2019
	Amount	Percentage	Amount	Percentage
Commercial	$174,823	28.04%	$114,257	19.76%
Commercial Real Estate	298,526	47.87%	303,900	52.57%
Consumer	87,989	14.11%	89,945	15.56%
Residential	62,209	9.98%	70,001	12.11%

Total loans	$623,547	100.00%	$578,103	100.00%

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and OREO increased to $3,943,000 on September 30, 2020 from $3,640,000 on December 31, 2019. OREO decreased to $1,405,000 on September 30, 2020 from $2,339,000 on December 31, 2019. The decrease in OREO was due in large part to the sale of one large OREO property during the first quarter. Non-performing loans increased from $1,301,000 at December 31, 2019 to $2,538,000 at September 30, 2020. A significant curtailment of non-performing loans occurred during the third quarter because the bank liquidated collateral securing a $3.3 million relationship previously classified as non-performing. This curtailment was anticipated as discussed in the 10-Q Current Report for the period ended June 30, 2020.

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

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure or deeds in lieu of foreclosure. On December 31, 2019, the Bank was carrying ten OREO properties on its books at a value of $2,339,000. During the nine months ended September 30, 2020, the Bank acquired one additional OREO property and disposed of eight OREO properties, and as of September 30, 2020 the Bank is carrying three OREO properties at a value of $1,405,000. In addition, the Bank wrote down $137,000 on the value of its OREO properties. The OREO properties are available for sale and are being actively marketed.

The Bank had loans in the amount of $397,000 at September 30, 2020 classified as performing TDRs as compared to $410,000 at December 31, 2019. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

We have developed relief programs to assist borrowers in financial need due to the effects of the COVID-19 pandemic. Accordingly, we offered short-term modifications made in response to COVID-19 to certain borrowers who were current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, deferral of principal only (interest only payments), or other delays in payment that are insignificant.

Over the course of the nine months ended September 30, 2020, the Bank modified a total of 184 loans with principal balances totaling $95,258,000. As of September 30, 2020, 9 of the 184 previously modified loans remain in deferment. The principal balance of these 9 loans is $8,944,000, which represents 1.43% of the total loan portfolio.. Of the total deferrals, 4 loans, or $8,089,000, are for deferrals of principal only and 5 loans, or $855,000, are for principal and interest deferment.

If a customer requests a second modification, an extensive evaluation of the circumstances surrounding the need for the request is conducted. Procedurally, a commercial borrower will be required to present financial forecasts, proof of business sustainability, and verification of sources of repayment to the primary loan officer, the Chief Lending Officer, and the Chief Credit Officer before a second deferral is granted. Retail borrowers are also required to submit in writing the reason for the need for a second deferral request before an additional deferral is granted. Relationships whose situations do not warrant a second deferral will most likely be downgraded and subsequently evaluated for specific impairment within the allowance for loan loss. As of September 30, 2020, we are evaluating 4 relationships, totaling approximately $6,000,000, for second deferrals.

In accordance with the March 22, 2020 (revised April 2020) Joint Interagency Regulatory Guidance, the above modifications were not considered to be troubled debt restructurings and were excluded from the TDR discussion above

Management has reviewed loan segments that it believes could be adversely impacted by the COVID-19 pandemic, and identified the following segments: assisted living, education/childcare, entertainment, hospitality, oil & gas (gas stations), religious/charitable, restaurants, retail & services. At September 30, 2020, the loan balances in those segments were as follows:

Industry	Principal Balance (in thousands)	Number of Loans	Percent of Total Loan Portfolio
Assisted Living	$6,510	11	1.04%
Education/Childcare	7,349	15	1.18%
Entertainment	6,959	24	1.12%
Hospitality	15,397	9	2.47%
Oil & Gas (Gas Stations)	261	8	0.04%
Religious/Charitable	18,878	44	3.03%
Restaurants	16,816	46	2.70%
Retail & Services	9,142	44	1.47%

Total	$81,312	201	13.04%

Management continues to closely monitor loans in these categories.

Cash and cash equivalents increased to $95,044,000 on September 30, 2020 from $39,111,000 on December 31, 2019. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). This increase was due in large part to an increase in deposits related to PPP loan funds that had yet to be deployed and management’s decision to carry additional liquidity in order to accommodate the use of PPP loan proceeds. Cash and cash equivalents are subject to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts.

Securities held-to-maturity were flat, decreasing slightly to $3,675,000 on September 30, 2020 from $3,688,000 on December 31, 2019. This decrease is a result of normal amortization of premiums within the held-to-maturity portfolio.

Securities available-for-sale which are carried on the balance sheet at fair market value, increased to $75,628,000 on September 30, 2020, from $59,655,000 on December 31, 2019. Out of an abundance of caution, during the first six months of 2020, the Bank sold available-for-sale securities to increase liquidity in light of the uncertainties surrounding the COVID-19 pandemic.

Because the need for additional liquidity did not materialize, the Bank reinvested the proceeds. Thus, during the nine months ended September 30, 2020, the Bank purchased $34,702,000 in available-for-sale securities, which was responsible for the increase in securities available-for sale. During the nine months ended September 30, 2020 the Bank received $13,312,000 from the sale of securities available-for-sale and $8,629,000 in proceeds from calls, maturities, and paydowns of securities available-for-sale, which partially offset the increase.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $653,000 at September 30, 2020 as compared with $608,000 at December 31, 2019. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At September 30, 2020, Financial, on a consolidated basis, had liquid assets of $170,672,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, and available-for-sale investments. Of this amount, approximately $32,189,000 (representing current market value) of the available-for-sale securities are pledged as collateral with $23,108,000 pledged as security for public deposits, and $9,081,000 pledged as security on a line of credit the Bank may draw on from time to time to meet liquidity needs. This line of credit currently has a zero balance. Management believes that liquid assets were adequate at September 30, 2020. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, if additional liquidity is needed, the Bank has the ability to purchase federal funds on the open market, borrow from the FHLBA using loans or investments within the Bank’s portfolio as collateral, and to borrow from the Federal Reserve Bank’s discount window.

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

At September 30, 2020, the Bank had a leverage ratio of approximately 8.12%, a Tier 1 risk-based capital ratio and a CET1 ratio of approximately 11.14% and a total risk-based capital ratio of approximately 12.27%. As of September 30, 2020 and December 31, 2019, the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of September 30, 2020 and December 31, 2019:

Bank Level Only Capital Ratios

	September 30,	December 31,
Analysis of Capital (in 000’s)	2020	2019
Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	22,325	22,325
Retained earnings	42,775	40,194

Total Tier 1 capital	$68,842	$66,261

Tier 2 capital
Allowance for loan losses	$6,966	$4,829
Total Tier 2 capital:	$6,966	$4,829

Total risk-based capital	$75,808	$71,090

Risk weighted assets	$617,969	$616,269
Average total assets	$847,831	$725,395

	Actual		Regulatory Benchmarks
	September 30, 2020	December 31, 2019	For Capital Adequacy Purposes (1)	For Well Capitalized Purposes
Capital Ratios:
Tier 1 capital to average total assets	8.12%	9.13%	4.000%	5.000%
Common Equity Tier 1 capital	11.14%	10.75%	7.000%	6.500%
Tier 1 risk-based capital ratio	11.14%	10.75%	8.500%	8.000%
Total risk-based capital ratio	12.27%	11.54%	10.500%	10.000%

(1)	Includes the capital conservation buffer of 2.50% for all ratios, excluding the Tier 1 capital to average total assets ratio.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $3,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis at September 30, 2020 would be slightly lower than those of the Bank because proceeds from the sale of the notes issued in 2017 were contributed to the Bank and counted as equity at the Bank level.

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

On September 17, 2019 the Federal Deposit Insurance Corporation finalized a rule that introduced an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

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

While the CBLR framework is currently available for banks to use in their September 30, 2020 Call Report, the Bank has elected not to opt into the CBLR framework at this time.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

Earnings Summary

Financial had net income including all operating segments of $1,454,000 and $3,270,000 for the three and nine months ended September 30, 2020, compared to $1,474,000 and $4,085,000 for the comparable periods in 2019. Basic and diluted earnings per common share for the three and nine months ended September 30, 2020 were $0.34 and $0.75, compared to basic and diluted earnings per share of $0.34 and $0.93 for the three and nine months ended September 30, 2019.

The decrease in net income for the three and nine months ended September 30, 2020, as compared to the prior year periods was due primarily to an increase in loan loss provision related to uncertainty surrounding the COVID-19 pandemic along with an increase in non-interest expenses, which was offset in part by an increase in non-interest income. We anticipate that our net income for future fiscal periods will continue to be impacted as a result of the economic developments resulting from the COVID-19 pandemic. Specifically, while we are not yet able to measure the impact of COVID-19 crisis on our borrowers, we anticipate provision expense may remain elevated as the economic impact of COVID-19 may negatively affect them.

These operating results represent an annualized return on average stockholders’ equity of 9.26% and 7.05% for the three and nine months ended September 30, 2020, compared with 9.84% and 9.36% for the three and nine months ended September 30, 2019. This decrease for the three and nine months ended September 30, 2020 was due to an increase in total average equity resulting from an increase in the market value of the securities available-for-sale portfolio coupled with a decrease in net income. The increase in the market value of the securities available-for-sale portfolio resulted from a decrease in market interest rates. The Company had an annualized return on average assets of 0.68% and 0.55% for the three and nine months ended September 30, 2020 compared with 0.83% and 0.79% for the same periods in 2019. The decrease for the three and nine months ended September 30, 2020 largely resulted from an increase in the Bank’s assets and a decrease in net income.

See “Non-Interest Income” below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

Interest income decreased to $7,338,000 and $21,907,000 for the three and nine months ended September 30, 2020 from $7,596,000 and $22,220,000 for the same periods in 2019, decreases of 3.40% and 1.41%, respectively. Interest income decreased because of a decrease in interest rates and was partially offset, for the nine months ended September 30, 2020, by an increase in loan balances. The average rate received on loans decreased from 5.00% and 4.99% for the three and nine months ended September 2019 to 4.37% and 4.51% for the comparable periods in 2020. The rate on total average earning assets decreased for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 primarily because a decrease in the rates paid by borrowers on loans, particularly the lower yielding PPP loans.

Interest expense decreased to $1,135,000 and $3,650,000 for the three months and nine ended September 30, 2020 from $1,431,000 and $3,773,000 for the same periods in 2019, decreases of 20.68% and 3.26%. The decreases for the three and nine months resulted primarily from a decrease in interest rates as a result of the FOMC’s decision to decrease the fed funds rate. The Bank’s average rate paid on interest bearing deposits were 0.65% and 0.75% during the three and nine months ended September 30, 2020 as compared to 0.99% and 0.90% for the same periods in 2019.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and nine months ended September 30, 2020 of $6,203,000 and $18,257,000 was relatively flat when compared to $6,165,000 and $18,447,000 for the same periods in 2019. The net interest margin was 3.10% and 3.27% for the three and nine months ended September 30, 2020 as compared with 3.75% and 3.83% for the same periods in 2019. The decreases were primarily caused by the impact of lower-yielding PPP loans. As a result of the spread of COVID-19, economic uncertainties have arisen that are likely to negatively impact net interest margin. Other financial impacts could occur, though such potential impacts are unknown at this time.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I below.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, gains on sales of mortgage loans held for sale, commissions on sales of investments, fees generated from treasury management services, and bank-owned life insurance income. Non-interest income increased to $3,064,000 and $8,039,000 for the three and nine months ended September 30, 2020 from $2,161,000 and $5,039,000 for the three and nine months ended September 30, 2019.

These increases for the three and nine months ended September 30, 2020 as compared to the same periods last year were due primarily to an increase in gains on sales of loans held for sale from $1,337,000 and $3,103,000 for the three and nine months ended September 30, 2019 to $2,459,000 and $5,586,000 for the same periods ended September 30, 2020. In addition, gains on sales of available-for-sale securities decreased from $291,000 to $0 for three months the ended September 30, 2019 and 2020. Gains on sales of available-for-sale securities increased from $291,000 to $644,000 when comparing the nine month periods in 2019 and 2020.

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

Purchase mortgage originations totaled $48,997,000 and $114,135,000 or 57.68% and 54.66% respectively of the total mortgage loans originated in the three and nine months ended September 30, 2020 as compared to $34,750,000 and $83,524,000 or 69.63% and 72.64%, respectively of the total mortgage loans originated in the same periods in 2019. Management anticipates that in the short term purchase mortgage originations will continue to represent a majority of mortgage originations as they have in the recent past. However, management also believes that further decreases in long term market interest rates could trigger increased refinancing activity. While uncertainty remains, management expects mortgage rates stay near historic lows for the foreseeable future.

Although mortgage rates fluctuated dramatically in the first quarter of 2020, rates generally decreased to near historic lows in the first three months of 2020 and have remained there during the second and third quarters of 2020. Because of the uncertainty surrounding current and near-term economic conditions arising from the COVID-19 pandemic, management cannot predict future mortgage rates. Nevertheless, management expects that the Mortgage division’s reputation in Region 2000, steady residential real estate inventory and the recent hiring of additional mortgage loan originators in Roanoke, Harrisonburg and Charlottesville, and Blacksburg, will result in strong mortgage originations through the remainder of 2020. Management also believes that in the event that interest rates rise, revenue from the mortgage segment could be under pressure.

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

Non-Interest Expense

Non-interest expense for the three and nine months ended September 30, 2020 increased to $6,744,000 and $19,876,000 from $6,373,000 and $17,947,000, increases of 5.82% and 10.75% from the comparable periods in 2019. This increase resulted from increases in personnel expenses from variable compensation, additional compensation of $245,000 paid in connection with the execution of the PPP Loan Program, and $750,000 related to the Bank’s previously disclosed early retirement plan. These were offset in part by the deferral of loan origination costs of $400,000 related to the PPP program, which will be amortized to interest income along with the related fees over the lives of the related loans. Income recognition may be accelerated due to repayment or forgiveness of the loans. In addition, credit expenses related to the volume of mortgage loan production, equipment expense, and an increase in professional expenses. Total personnel expense was $3,713,000 and $11,040,000 for the three and nine month periods ended September 30, 2020 as compared to $3,356,000 and $9,437,000 for the same periods in 2019.

Allowance and Provision for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged-off, net of recoveries, reduce the allowance. The provision for the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon two components – specific impairment and general reserves. As discussed below, loans having a risk rating of 7 or below that are significantly past due, and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due as well as all TDRs, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, and loan performance measures. Based on the application of the loan loss calculation, the Bank provided $700,000 and $2,348,000 to the allowance for loan losses for the three and nine month periods ended September 30, 2020. This compares to a provision of $108,000 and $434,000 for the comparable periods in 2019, representing increases of 548.15% and 441.01%.

The increase in the provision was largely due to adjustments to qualitative factors used in determining the general portion of the allowance. These adjustments resulted in the higher provision for credit losses given the unprecedented economic disruptions and uncertainty surrounding the COVID-19 pandemic that emerged in March 2020 as described in further detail in the “Overview” section. Of the $2,348,000 in provision in the first nine months of 2020, approximately $1,750,000 is attributed to qualitative factors related to the COVID-19 pandemic and its effect on economic conditions, loan concentrations in sectors adversely affected by the pandemic, and loans that have been granted payment deferrals or have been granted interest only payment status in the short term. The components of the allowance are detailed further in table below. The deferrals periods are beginning to expire, and as loans exit the temporary deferral period, management is evaluating each loan on a case-by-case basis to determine whether such loan should be additional accommodations or downgraded.

At September 30, 2020, the allowance for loan losses was 1.12% of total loans outstanding, versus 0.84% of total loans outstanding at December 31, 2019. The allowance to total loans, excluding PPP loans, increased to 1.25% at September 30, 2020. Because the PPP loans are guaranteed in full by the U.S. Small Business Administration, management determined that these loans should be excluded from the calculation. At September 30, 2020, management believed the allowance for loan losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions continue to deteriorate due to the COVID-19 pandemic, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying potential credit losses is a subjective process. Therefore, the Company maintains a general reserve to cover credit losses within the portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

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

Over the course of the nine months ended September 30, 2020, the Bank modified a total of 184 loans with principal balances totaling $95,258,000. As of September 30, 2020, 9 of the 184 previously modified loans remain in deferment. The principal balance of these 9 loans is $8,944,000, which represents 1.43% of the total loan portfolio.. Of the total deferrals, 4 loans, or $8,089,000, are for deferrals of principal only and 5 loans, or $855,000, are for principal and interest deferment.

If a customer requests a second modification, an extensive evaluation of the circumstances surrounding the need for the request is conducted. Procedurally, a commercial borrower will be required to present financial forecasts, proof of business sustainability, and verification of sources of repayment to the primary loan officer, the Chief Lending Officer, and the Chief Credit Officer before a second deferral is granted. Retail borrowers are also required to submit in writing the reason for the need for a second deferral request before an additional deferral is granted. Relationships whose situations do not warrant a second deferral will most likely be downgraded and subsequently evaluated for specific impairment within the allowance for loan loss. As of September 30, 2020, we are evaluating 4 relationships, totaling approximately $6,000,000, for second deferrals.

In accordance with the March 22, 2020 (revised April 2020) Joint Interagency Regulatory Guidance, the above modifications were not considered to be troubled debt restructurings and were excluded from the TDR discussion above

Section 1102 of the CARES Act created the Paycheck Protection Program (“PPP”), which appropriated $349 billion (which was subsequently increased by an additional $320 billion including $60 billion set aside for small, midsize, and community lenders) in loans designed to provide a direct incentive for sole proprietors, independent contractors, self-employed persons, non-profits and small businesses with less than 500 employees, allowing for narrow exceptions with businesses greater than 500 employees, to keep their workers on the payroll. These loans will be fully forgiven by the Small Business Administration if the funds are used for payroll costs, interest on mortgages, rent, or utilities as long as at least 75% of the forgiven amount was used for payroll. Additionally, loan payments will also be deferred for ten months. The Program started on April 3, 2020 and ended on August 8, 2020. No collateral or personal guarantees were required. Neither the government nor lenders are permitted to charge the recipients any fees.

The Bank began accepting applications from qualified customers on April 3, 2020 and, as of June 30, 2020, had helped provide over $68,000,000 in funding to over 550 clients through the PPP. The Bank took no applications in the third quarter of 2020.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for loan losses and constitute a realized loss. Charged-off loans were $57,000 and $396,000 for the three and nine months ended September 30, 2020 as compared to $100,000 and $319,000 for the comparable periods in 2019. While a charged-off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. In the three and nine months ended September 30, 2020, the Bank had recoveries of charged-off loans of $130,000 and $185,000 as compared with $41,000 and $77,000 for the comparable periods in 2019.

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. As set forth in the tables below, the Bank’s allowance arising from the specific impairment evaluation as of September 30, 2020 was relatively unchanged as compared to December 31, 2019.

As shown in the table below, the total balance in the allowance increased, from $4,829,000 as of December 31, 2019 to $6,966,000 on September 30, 2020. The allowance for loan losses as a percent of loans increased to 1.12% as of September 30, 2020 from 0.84% as of December 31, 2019. The allowance for loan losses as a percent of unimpaired loans was 1.13% at September 30, 2020 as compared to 0.84% at December 31, 2019. The general reserve as a percentage of unimpaired loan balances increased to 1.12% (or 1.26% excluding PPP loans) as of September 30, 2020 as compared to 0.83% as of December 31, 2019. This increase was primarily due to an increase in the rate of qualitative factors assessed in the general reserve based on management’s evaluation of those factors at September 30, 2020 in light of COVID-19, as discussed above. Management will continue to evaluate the adequacy of the allowance for loan losses as more economic data becomes available and as changes within the Company’s portfolio are known. The effects of the pandemic may require the Company to fund additional increases in the allowance for loan losses in future periods.

The following tables summarize the allowance activity for the periods indicated:

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Nine Months Ended September 30, 2020
		Commercial
2020	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:
Beginning Balance	$1,330	$1,932	$865	$702	$4,829
Charge-Offs	(69)	(217)	(59)	(51)	(396)
Recoveries	15	137	30	3	185
Provision	935	1,359	20	34	2,348

Ending Balance	2,211	3,211	856	688	6,966
Ending Balance: Individually evaluated for impairment	9	10	35	—	54

Ending Balance: Collectively evaluated for impairment	2,202	3,201	821	688	6,912

Totals:	$2,211	$3,211	$856	$688	$6,966

Financing Receivables:
Ending Balance: Individually evaluated for impairment	736	2,865	503	1,357	5,461

Ending Balance: Collectively evaluated for impairment	174,087	295,661	87,486	60,852	618,086

Totals:	$174,823	$298,526	$87,989	$62,209	$623,547

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2019
		Commercial
2019	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:
Beginning Balance	$1,136	$1,831	$956	$658	$4,581
Charge-Offs	(106)	(26)	(189)	(42)	(363)
Recoveries	35	5	44	4	88
Provision	265	122	54	82	523

Ending Balance	1,330	1,932	865	702	4,829
Ending Balance: Individually evaluated for impairment	7	15	—	33	55

Ending Balance: Collectively evaluated for impairment	1,323	1,917	865	669	4,774

Totals:	$1,330	$1,932	$865	$702	$4,829

Financing Receivables:
Ending Balance: Individually evaluated for impairment	475	3,056	107	1,429	5,067

Ending Balance: Collectively evaluated for impairment	113,782	300,844	89,838	68,572	573,036

Totals:	$114,257	$303,900	$89,945	$70,001	$578,103

The following sets forth the reconciliation of the allowance for loan loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	2020	2019	2020	2019
Balance, beginning of period	$6,193	$4,724	$4,829	$4,581
Provision for loan losses	700	108	2,348	434
Loans charged off	(57)	(100)	(396)	(319)
Recoveries of loans charged off	130	41	185	77

Net recoveries (charge offs)	73	(59)	(211)	(242)

Balance, end of period	$6,966	$4,773	$6,966	$4,773

No nonaccrual loans were excluded from the impaired loan disclosures at September 30, 2020 and December 31, 2019. If interest on these loans had been accrued, such income cumulatively would have approximated $316,000 and $207,000 on September 30, 2020 and December 31, 2019, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

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

Income Taxes

For the three and nine months ended September 30, 2020, Financial had an income tax expense of $369,000 and $802,000 as compared to $371,000 and $1,020,000 for the three and nine months ended September 30, 2019. This represents an effective tax rate of 20.24% and 19.70% for the three and nine months ended September 30, 2020 as compared with 20.11% and 19.98% for the three and nine months ended September 30, 2019. Our effective rate was lower than the statutory corporate tax rate in all periods primarily because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended September 30, 2020 and 2019

(dollars in thousands)

	2020			2019
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$625,847	$6,889	4.37%	$558,483	$7,037	5.00%
Loans held for sale	8,881	69	3.08%	4,435	43	3.85%
Fed funds sold	75,044	13	0.07%	17,056	89	2.07%
Interest bearing bank balances	18,643	15	0.32%	14,636	88	2.39%
Securities (3)	63,743	337	2.10%	55,528	330	2.36%
Federal agency equities	1,435	15	4.15%	1,390	9	2.57%
CBB equity	116	—	—	116	—	—

Total earning assets	793,709	7,338	3.71%	651,644	7,596	4.68%

Allowance for loan losses	(6,273)			(4,768)
Non-earning assets	62,384			54,131

Total assets	$849,820			$701,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$346,963	$141	0.16%	$257,407	$357	0.55%
Savings	95,666	36	0.15%	90,483	57	0.25%
Time deposits	181,270	844	1.85%	189,225	926	1.94%

Total interest bearing deposits	623,899	1,021	0.65%	537,115	1,340	0.99%
Other borrowed funds
Financing leases	4,248	29	2.71%	4,542	41	3.58%
Capital Notes	10,019	85	3.37%	5,000	50	4.00%

Total interest-bearing liabilities	638,166	1,135	0.71%	546,657	1,431	1.04%

Non-interest bearing deposits	144,719			90,995
Other liabilities	4,626			3,940

Total liabilities	787,511			641,592
Stockholders’ equity	62,309			59,415

Total liabilities and Stockholders’ equity	$849,820			$701,007

Net interest income		$6,203			$6,165

Net interest margin			3.10%			3.75%

Interest spread			3.00%			3.64%

(1)	Net accretion or amortization of deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)

The interest income and yields calculated on securities have been tax affected to reflect any tax exempt interest on municipal securities. Assumed income tax rates of 21% were used for the periods presented.

Net Interest Margin Analysis

Average Balance Sheets

For the Nine Months Ended September 30, 2020 and 2019

(dollars in thousands)

	2020			2019
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$606,937	$20,558	4.51%	$547,833	$20,439	4.99%
Loans held for sale	6,072	137	3.01%	3,471	111	4.28%
Federal funds sold	51,913	89	0.23%	19,303	332	2.30%
Interest bearing bank balances	18,439	85	0.61%	14,487	253	2.33%
Securities (3)	59,358	990	2.22%	57,779	1,026	2.37%
Federal agency equities	1,411	48	4.53%	1,374	60	5.84%
CBB equity	116	—	—	116	—	—

Total earning assets	744,246	21,907	3.92%	644,363	22,221	4.61%

Allowance for loan losses	(5,555)			(4,694)
Non-earning assets	59,415			50,346

Total assets	$798,106			$690,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$318,929	$546	0.23%	$240,590	$917	0.50%
Savings	90,872	123	0.18%	93,992	165	0.23%
Time deposits	188,167	2,702	1.91%	190,132	2,500	1.76%

Total interest bearing deposits	597,968	3,371	0.75%	529,714	3,582	0.90%
Other borrowed funds
Financing leases	4,334	87	2.67%	1,547	41	3.54%
Capital Notes	6,666	192	3.84%	5,000	150	4.00%

Total interest-bearing liabilities	608,968	3,650	0.80%	536,261	3,773	0.94%

Non-interest bearing deposits	122,041			91,858
Other liabilities	5,319			3,546

Total liabilities	736,328			631,655
Stockholders’ equity	61,778			58,350

Total liabilities and Stockholders’ equity	$798,106			$690,015

Net interest income		$18,257			$18,448

Net interest margin			3.27%			3.83%

Interest spread			3.12%			3.67%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
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

There have been no significant changes during the quarter ended September 30, 2020, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting.

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

On April 21, 2020 the Company temporarily suspended repurchases under the plan. For this reason, there were no repurchases executed during the quarter ended September 30, 2020. The Company had previously repurchased 18,000 shares during the quarter ended March 31, 2020.

The following table provides information as of September 30, 2020 with respects to shares of common stock repurchased by the Company for the quarter then ended:

Beginning Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 through July 31, 2020	—	N/A	18,000	47,000
August 1, 2020 through August 31, 2020	—	N/A	18,000	47,000
September 1, 2020 through September 30, 2020	—	N/A	18,000	47,000

Total	—	N/A	18,000	47,000

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2020

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2020

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 12, 2020

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2020 and 2019 (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2020 and 2019 (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2020 and 2019; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: November 12, 2020	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President (Principal Executive Officer)

Date: November 12, 2020	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)