Form 10-K
period 2020-12-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2021-03-29
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The aggregate value of the voting common equity held by nonaffiliates as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $40,994,652 based on the price at which the common stock last traded on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $2.14 par value as of March 29, 2021 was approximately 4,324,836.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2021 Proxy Statement to be used in conjunction with the Annual Meeting of Shareholders, scheduled to be held on May 18, 2021, are incorporated by reference into Part III of this Form 10-K

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

Deposit Services. Deposits are a major source of our funding. The Bank offers a full range of deposit services that are typically available in most banks and other financial institutions including checking accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank’s market area at rates competitive to those offered in the market area. In addition, the Bank offers its customers Individual Retirement Accounts (IRAs) and Health Care Savings Accounts (HSAs). All deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount allowed by law (generally, $250,000 per depositor, subject to aggregation rules). The Bank solicits such accounts from individuals, businesses, associations and organizations, and governmental authorities.

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

Employees

As of March 29, 2021, we had approximately 146 employees, 141 of which are full-time and five of which are part-time. None of our employees are represented by any collective bargaining agreements, and relations with employees are considered excellent. We maintain employee benefit programs that include health insurance, a health savings account, a 401(k) plan, and an employee stock purchase plan.

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

Total population in the market area equals approximately 267,000. According to publically available information, the current populations of the localities in the Region 2000 market area were approximately as follows: City of Lynchburg – 82,000; Amherst County – 32,000; Appomattox County – 15,000; Bedford County (including the Town of Bedford) – 79,000; Campbell County (including the Town of Altavista) – 55,000. The area is serviced by one daily newspaper and a number of radio and television stations providing diverse media outlets. Median family income in Region 2000 has risen over the past ten years.

Region 2000 has a broad range of services, light industry, and manufacturing plants. Principal service, industrial, research and development employers include: BWX Technologies, Inc. (nuclear fuel); Framatome (nuclear services); Centra Health, Inc. (health care services); Banker Steel Company, LLC (fabricated steel); Pacific Life (life insurance and other financial products); Frito-Lay, Inc. (snack foods); Griffin Pipe Products Co. (ductile iron pipe); as well as six colleges and universities including Randolph College, Sweet Briar College, Liberty University, and the University of Lynchburg.

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

Competition

Retail and Commercial Banking

The banking business is highly competitive. We compete with other commercial banks, savings institutions, credit unions, financial technology companies, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, and other financial institutions operating in the Region 2000 market area and elsewhere. Many of our nonbank competitors are not subject to the same extensive federal regulations that govern federally-insured banks and state regulations governing state-chartered banks. As a result, such nonbank competitors may have advantages over the Bank in providing certain services.

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

Although the Mortgage Division sells loans to various intermediaries, the ability of these aggregators to purchase loans would be limited if certain government-sponsored entities (e.g. Fannie Mae, Freddie Mac, etc.) cease to exist or materially limit their purchases of mortgage loans.

SUPERVISION AND REGULATION OF FINANCIAL

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

FDIC Insurance Premiums. The FDIC’s DIF provides insurance coverage for certain deposits, which insurance is funded through assessments on banks, like the Bank. Pursuant to the Dodd-Frank Act, the amount of deposit insurance coverage for deposits increased to $250,000 per depositor, subject to aggregation rules. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection act (the “Dodd-Frank Act”), the FDIC has established 2.0% as the designated reserve ratio (the “DRR”), that is, the ratio of the DIF to insured deposits. The Dodd-Frank Act directs the FDIC to amend its assessment regulations so that future assessments will generally be based upon a depository institution’s average total consolidated assets minus the average tangible equity of the insured depository institution during the assessment period, whereas assessments were previously based on the amount of an institution’s insured deposits. The minimum DIF rate has increased from 1.15% to 1.35%, and the cost of the increase will be borne by depository institutions with assets of $10 billion or more. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rule making if required.

In 2020, the Bank expensed $336,000 in FDIC assessments which compared to $226,000 in 2019. Any increases in FDIC insurance premiums could adversely affect the Bank’s profitability.

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

Effective January 1, 2015, the final rules required the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the previous requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the previous requirement); and (iv) a leverage ratio of 4.0% of total assets. These were the initial capital requirements, which were phased in over a five-year period. As fully phased in on January 1, 2019, the rules require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

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

The capital requirements also included changes in the risk weights of assets to better reflect credit risk and other risk exposures. These included a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on non-accrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights (from 0% to up to 600%) for equity exposures.

As discussed above under “Supervision and Regulation—The Regulatory Relief Act,” recently enacted legislation directs the federal bank regulatory agencies to develop a “Community Bank Leverage Ratio,” calculated by dividing tangible equity capital by average consolidated total assets, of not less than 8% and not more than 10%. On September 17, 2019, pursuant to the Regulatory Relief Act, the federal banking agencies adopted a final rule setting community bank leverage ratio of 9%. If a “qualified community bank,” generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, has a leverage ratio which exceeds the Community Bank Leverage Ratio, then such bank will be considered to have met all generally applicable leverage and risk based capital requirements; the capital ratio requirements for “well capitalized” status under Section 38 of the FDIA, and any other leverage or capital requirements to which it is subject. In response to the COVID-19 pandemic, regulatory authorities have lowered the tier 1 leverage ratio required under the community bank leverage ratio framework to 8% and 8.5% for 2020 and 2021, respectively.

The asset size of a qualifying holding company was increased from $1 billion to $3 billion on August 30, 2018, thus excluding holding companies in this category from consolidated capital requirements.

Because total assets on a consolidated basis are less than $3 billion, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Although the Company’s subsidiary depository institution continues to be subject to minimum capital requirement, it is unlikely that the Company will be required to comply with the consolidated capital rules until well into the future.

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

Safety and Soundness. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” all such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2020, the Bank was considered “well-capitalized.”

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

The Bank is also subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA Patriot Act facilitates information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering, and requires financial institutions to establish anti-money laundering programs. The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Department of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. If the Bank finds a name of an “enemy” of the United States on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account or place transferred funds into a blocked account, file a suspicious activity report with the Treasury and notify the FBI.

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

Our success depends primarily on the general economic conditions of the primary markets in Virginia in which we operate and where our loans are concentrated. Unlike nationwide banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Lynchburg metropolitan statistical area (“MSA”). Lynchburg’s MSA, which is often referred to as Region 2000, consists of approximately 2,122 square miles, and includes the City of Lynchburg and the Counties of Bedford, Campbell, Amherst and Appomattox. To a lesser extent, our lending market includes the Roanoke, Charlottesville and Harrisonburg MSAs. Our branches in localities outside of Region 2000 have a short operating history. As of December 2020, the Lynchburg MSA had an unemployment rate (seasonally adjusted) of 4.8%, as compared to a statewide average unemployment rate of 5.6%.

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

The Company’s business, financial condition, liquidity and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has negatively impacted the local, state, national, and world economies. The pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the Company’s business, financial condition, liquidity and results of operations. The extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the continued effectiveness of the Company’s business continuity plan, the direct and indirect impact of the pandemic on the Company’s employees, customers, clients, and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.

The COVID-19 pandemic has contributed to or resulted in:

•	Increased unemployment and decreased consumer confidence and business generally.

•	Temporary closures of many businesses and the institution of social distancing or other measurements.

•	Ratings downgrades, credit deterioration and defaults in many industries, including natural resources, hospitality, transportation and commercial real estate.

•	A sudden and significant reduction in the valuation of the equity, fixed-income and commodity markets and the significant increase in the volatility of those markets.

•	A decrease in the rates and yields on U.S. Treasury securities.

•	Increased demands on capital and liquidity.

•	Heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements.

As a result:

•	The demand for our products and services could be significantly impacted, which could decrease our net interest income and adversely affect our revenue and net income.

•	We could have an increase in customer delinquencies and loan defaults, including defaults on unsecured loans, and further increases in our allowance for loan losses and foreclosures.

•	Customers may draw on lines of credit, which could impact our liquidity.

•	The decline in rates and yields could have a negative effect on our yields on assets which could compress our net interest margin.

•

We may take some measures with respect to customer requests, such as a deferral of loan payments and the suspension of foreclosures due to unfavorable market conditions, that may have a negative impact on the Company’s business, financial condition, liquidity and results of operations.

Governmental authorities have taken unprecedented measures to provide economic assistance to individual households and businesses, stabilize the markets and support economic growth. The success of these measures is unknown and they may not be sufficient to fully mitigate the negative impact of the COVID-19 pandemic. The Company also faces an increase in governmental and regulatory scrutiny as a result of the effects of COVID-19 on market and economic conditions and actions governmental authorities take in response to those conditions.

The extent to which the COVID-19 pandemic impacts our business, results of operation, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and the actions taken by governmental authorities and other third parties in response to the pandemic.

The length of the pandemic and the efficacy of the extraordinary measures being put in place to address it are unknown. Even after the pandemic subsides, the U.S. economy may experience a recession, and the Company anticipates the Company’s businesses would be materially and adversely affected by a prolonged recession. To the extent the pandemic adversely affects the Company’s business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in the section.

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

A significant source of risk arises from the possibility that we could sustain losses due to loan defaults and nonperformance on loans. We maintain an allowance in accordance with GAAP to provide for such defaults and other nonperformance. As of December 31, 2020, our allowance as a percentage of total loans was 1.17% and our allowance as a percentage of nonperforming loans was 346.71%. The determination of the appropriate level of allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, many of which are beyond our control. In addition, our underwriting policies, adherence to credit monitoring processes and risk management systems and controls may not prevent unexpected losses. Our allowance may not be adequate to cover actual loan losses. Moreover, any increase in our allowance will adversely affect our earnings by decreasing our net income.

In June 2016, the Financial Accounting Standards Board decided to change how banks estimate losses in the allowance calculation, and it issued ASU 2016-13, Financial Instruments-Credit Losses. Currently, the impairment model is based on incurred losses, and loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the new Current Expected Credit Losses (“CECL”) model that will become effective for us, as a smaller reporting company, for the first interim and annual reporting periods beginning after December 15, 2022. Under the new CECL model, we will be required to use historical information, current conditions and reasonable and supportable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model will bring with it significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters.

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

Severe weather, natural disasters, widespread disease or pandemics (including the COVID-19 pandemic), acts of war or terrorism or other adverse external events could significantly impact our business.

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

From time to time, we hold as investments certain securities that have unrealized losses. While we currently maintain substantial liquidity which supports our intent and ability to hold these investments until they mature, or until there is a market price recovery, if we were to cease to have the ability and intent to hold these investments until maturity or if the market prices do not recover, and we were to sell these securities at a loss, it could adversely affect our net income and possibly our capital.

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

Also, the 2020 national election results and new administration have introduced additional uncertainty into future implementation and enforcement of the Dodd-Frank Reform Act and other financial sector regulatory requirements. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities. The effects of any such recently enacted, or proposed, legislation and regulatory programs on us cannot reliably be determined at this time.

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

Under the capital standards, in order to be well-capitalized, the Bank is required to have a common equity to Tier 1 capital ratio of 6.5% and a Tier 1 capital ratio of 8.0%. The application of more stringent capital requirements for the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models or increase our holdings of liquid assets, or all or any combination of the foregoing. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, or both, could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares.

Pursuant to the Regulatory Relief Act, on September 17, 2019, the federal banking agencies adopted a final rule regarding a community bank leverage ratio. Under the final rule, which was effective on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9 percent, will be eligible to opt into the community bank leverage ratio framework (qualifying community banking organizations). Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9 percent will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. At this point the Bank has chosen not to opt in to the community bank leverage ratio framework.

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

In addition, the Bank’s ability to pay dividends will be limited if the Bank does not have the capital conservation buffer required by the capital rules, which may limit the Company’s ability to pay dividends to stockholders.

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

Current Locations and Property

Depending on such factors as cost, availability, and location, we may either lease or purchase our operating facilities. The existing facilities that we have purchased typically have been former branches of other financial institutions. As of March 29, 2021, the Bank conducts its operations from 19 locations, of which we own 11 and lease 8. The following table describes the location and general character of our operating facilities:

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

(1)

Upon closure of the 615 Church Street Branch in 2019, the Bank elected to consolidate the Church Street operations at 828 Main Street. In order to secure more square footage for the consolidation, effective June 1, 2019, the Bank entered into an amended and restated lease for the 828 Main Street location. The current term of the amended and restated lease expires in five years and the Bank has three five-year renewal options (subject to the terms and conditions outlined in the lease). The Bank leases this property from Jamesview Investment, LLC, which is wholly-owned by William C. Bryant III, a member of the Board of Directors of both Financial and the Bank.

(2)	The current term expired on December 31, 2020. The Bank intends to continue operating at this location and is currently leasing this property on a month-to-month basis.

(3)	Base lease expires May 31, 2025. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.

(4)	Base lease expires April 30, 2025. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.

(5)	Base lease expires October 31, 2026. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.

(6)	Base lease expires January 31, 2022. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.

(7)	Base lease expired February 28, 2021. The Bank intends to continue operating at this location and anticipates continuing on a month-to-month basis.

(8)	Base lease expires February 28, 2024. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.

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

•

real property located at 4501 Boonsboro Road, Lynchburg, Virginia. The Bank purchased this property in 2020. This property was previously used by another institution as a branch bank. While the Bank does not anticipate opening a branch at this location until 2022, the Bank believes the investment needed to upfit this property will be minimal and primarily related to aesthetics due to the fact this location was a former bank branch.

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

As of March 29, 2021, there were approximately 4,324,836 shares of Common Stock outstanding, which shares are held by approximately 1,500 active shareholders of record.

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

On January 19, 2021 Financial declared a cash dividend for the fourth quarter of 2020 of $0.07 per common share. The dividend was paid on March 19, 2021 to shareholders of record at the close of business on March 5, 2021. Financial will evaluate the factors set forth above when making a determination of whether to continue to pay a cash dividend in 2021.

Share Repurchases

On December 19, 2018, Financial’s board of directors authorized the Company to repurchase up to an aggregate of 100,000 shares of its common stock. Although this authorization expired on December 18, 2019, on January 21, 2020 Financial’s board of directors adopted a new stock repurchase plan that authorized the Company to repurchase up to an aggregate of 65,000 shares of its common stock. Repurchases may be made in the open market, through block trades, or otherwise, and in privately negotiated transactions.

During the quarter ended December 31, 2020, Financial repurchased no shares of common stock. The plan expired on January 20, 2021, with the Company having purchased a total of 18,000 out of 65,000 shares authorized for repurchase.

Beginning Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2020	—	N/A	18,000	47,000
November 1 through November 30, 2020	—	N/A	18,000	47,000
December 1 through December 31, 2020	—	N/A	18,000	47,000

Total	—	N/A	18,000	47,000

Item 6.	Selected Financial Data — Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

IMPACT OF COVID-19

The progression of the COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the year ended December 31, 2020. Management anticipates that the pandemic will have a significant adverse impact on the economy, the banking industry and our Company in future periods.

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

•

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (SBA), referred to as the Paycheck Protection Program, or PPP Program, which was subsequently increased by $320 billion on April 24, 2020. Under the PPP program, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank participated as a lender in the PPP program. Effective August 8, 2020, banks ceased taking applications under the PPP program. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to loan modifications and classification as troubled debt restructurings (“TDRs”) for a limited period of time to account for the effects of COVID-19.

•

On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs, and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. In addition, upon expiration of the initial loan modification period, the Bank, pursuant to the “Joint Statement on Additional Loan Accommodations Related to COVID-19” published August 3, 2020, is encouraged to continue to work with effected borrowers on additional loan modifications. Loan modifications made through December 31, 2020 are disclosed within Note 5 – Loans and Allowance for Loan Losses.

•

On December 27, 2020, President Trump signed the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) into law to provide continued assistance to individuals and businesses that have been financially impacted by the ongoing coronavirus pandemic. Section 311 of the Economic Aid Act added a new temporary provision that authorizes the SBA to guarantee Paycheck Protection Program Second Draw Loans (the “PPP Second Draw Program”), under generally the same terms and conditions available under the PPP Under section 311, SBA may guarantee loans under the PPP Second Draw Program through March 31, 2021 (‘‘Second Draw PPP Loans’’) to borrowers that previously received an initial PPP loan and have used or will use the full amount of the initial PPP loan for authorized purposes on or before the expected date of disbursement of the Second Draw PPP Loan. In addition, the Economic Aid Act permits individuals and business that did not receive an initial PPP loan to apply under the PPP Program.

•

In accordance with the relief provisions of the CARES Act and the March 22, 2020 (revised April 2020) Joint Interagency Regulatory Guidance, the above modifications were not considered to be troubled debt restructurings and were excluded from the TDR discussion above. The TDR relief provisions provided for by the CARES Act were extended in December 2020 by the Consolidated Appropriations Act through the earlier of January 1, 2022 or 60 days after the national COVID-19 emergency terminates.

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

From the beginning, our management of the crisis has focused on protecting the health and well-being of our employees and clients while continuing to provide our clients with full access to banking services. As the operational risk related to the COVID-19 crisis evolved, the Company took proactive measures to manage operational risk, including the following:

•	The Company has implemented its Business Continuity Plan.

•	All branches remain open, with routine banking services offered through online banking, drive-thru, ATMs, and limited lobby access.

•	Implemented a number of actions to support a healthy workforce, including:

•	Flexible work practices such as work-from-home options, working in shifts and placing greater distances between employees;

•	Discontinuation of non-essential business travel and meetings; and

•	Use of online meeting platforms, including successfully conducting the 2020 Annual Meeting of Shareholders in a virtual format.

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

As discussed in more detail below,

•	For the year ended December 31, 2020, Financial had net income of $4,980,000, a decrease of $625,000 from net income of $5,605,000, for the year ended December 31, 2019;

•	For the year ended December 31, 2020, earnings per basic and diluted common share was $1.15, as compared to earnings of $1.28 per basic and diluted common share for the year ended December 31, 2019;

•	Net interest income increased to $25,146,000 for the current year from $24,552,000 for the year ended December 31, 2019;

•	Noninterest income (exclusive of net gains on sales and calls of securities) increased to $10,331,000 for the year ended December 31, 2020 from $6,794,000 for the year ended December 31, 2019;

•	Total assets as of December 31, 2020 were $851,386,000 compared to $725,394,000 at the end of 2019, an increase of $125,992,000 or 17.37%;

•

Net loans (excluding loans held for sale), net of unearned income and the allowance for loan losses, increased to $601,934,000 as of December 31, 2020 from $573,274,000 as of the end of December 31, 2019, an increase of 5.00%; and

•	The net interest margin decreased 45 basis points to 3.32% for 2020, compared to 3.77% for 2019.

The following table sets forth selected financial ratios:

	For the Year Ended
	December 31,
	2020	2019	2018
Return on average equity	8.01%	9.52%	9.74%
Return on average assets	0.62%	0.80%	0.81%
Dividend yield %	1.99%	1.87%	1.73%
Average equity to total average assets	7.72%	8.43%	8.29%

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

Thus, as of March 20, 2020, the FOMC has set a current target rate range of 0% to 0.25%. The target rate remained unchanged for the remainder of 2020. Long term interest rates decreased in 2019 and remained relatively flat in 2020. However, as a result of COVID-19 stimulus, long term rates began to trend slightly upward in the first quarter of 2021.

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

The allowance for loan losses is management’s estimate of the probable losses inherent in our loan portfolio. Management considers impaired loans, historical loss experience, and various qualitative factors (both internal and external) in the Company’s determination of the allowances. Historical and industry trends, as well as peer comparisons are also considered in the Company’s ongoing evaluation of the allowance for loan losses. The allowance is based on two basic principles of accounting: (i) ASC 450, Contingencies, which requires that losses be accrued when they are probable of occurring and are reasonably estimable and (ii) ASC 310, Receivables, which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Guidelines for determining allowances for loan losses are also provided in the SEC Staff Accounting Bulletin No. 102 – “Selected Loan Loss Allowance Methodology and Documentation Issues” and the Federal Financial Institutions Examination Council’s interagency guidance, “Interagency Policy Statement on the Allowance for Loan and Lease Losses” (the “FFIEC Policy Statement”). See “Management Discussion and Analysis Results of Operations – Asset Quality” below and Note 1 of the Notes to Consolidated Financial Statements for further discussion of the allowance for loan losses.

Other real estate owned (“OREO”) consists of properties acquired through foreclosure or deed in lieu of foreclosure. These properties are carried at fair value less estimated costs to sell at the date of foreclosure establishing a new cost basis. These properties are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Losses from the acquisition of property in full or partial satisfaction of loans are charged against the allowance for loan losses. Subsequent write-downs, if any, are charged against expense. Gains and losses on the sales of foreclosed properties are included in determining net income in the year of the sale. Operating costs after acquisition are expensed. The Bank had OREO totaling $1,105,000 and $2,339,000 as of December 31, 2020 and 2019, respectively.

RESULTS OF OPERATIONS

Year Ended December 31, 2020 compared to year ended December 31, 2019

Net Income

The net income for Financial for the year ended December 31, 2020 was $4,980,000 or $1.15 per basic and diluted share compared with net income of $5,605,000 or $1.28 per basic and diluted share for the year ended December 31, 2019. Note 13 of the consolidated financial statements provides additional information with respect to the calculation of Financial’s earnings per share.

The decrease of $625,000 in 2020 net income compared to 2019 was due in large part to an increase in noninterest expense of $3,111,000 or 12.81% and an increase in the provision for loan losses of $2,025,000, or 387.19%. These increases were partially offset by.an increase in net interest income in the amount of $594,000 or 2.42% and an increase in noninterest income of $3,787,000, or 52.69%. As discussed in more detail below, we also adjusted OREO valuations downward by $437,000 during the year ended December 31, 2020. The amount of the provision for loan losses was $2,548,000 in the year ended December 31, 2020 as compared to $523,000 in 2019.

These operating results represent a return on average stockholders’ equity of 8.01% for the year ended December 31, 2020 compared to 9.52% for the year ended December 31, 2019. Our return on average stockholder’s equity decreased because of an increase in the average equity resulting largely from an increase in the market value of the available-for-sale securities portfolio which is recorded in accumulated other comprehensive income net of the related tax effect and a decrease the decrease in net income in 2020 as compared to 2019. The return on average assets for the year ended December 31, 2020 was 0.62% compared to 0.80% in 2019 primarily due to the increase in our total assets.

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

Interest income decreased to $29,686,000 for the year ended December 31, 2020 from $29,816,000 for the year ended December 31, 2019. This decrease was due to a decrease in the yields on average earning assets which primarily consist of loans and investment securities, as discussed below.

Net interest income for 2020 increased $594,000, or 2.42%, to $25,146,000 from $24,552,000 in 2019. The growth in net interest income was due primarily to the a decrease in interest expense. Our interest expense decreased by $724,000 to $4,540,000 in 2020 from $5,264,000 in 2019. Our interest expense decreased primarily because of a decrease in the rates paid on interest bearing liabilities but was partially offset by an increase in the balance of interest-bearing liabilities. The average balance of interest bearing liabilities increased 13.23% from $544,038,000 for the year ended December 31, 2019 to $615,989,000 for the year ended December 31, 2020. The average interest rate paid on interest bearing liabilities decreased by 23 basis points from 0.97% in 2019 to 0.74% in 2020.

The net interest margin decreased to 3.32% in 2020 from 3.77% in 2019. The average rate on earning assets decreased 66 basis points from 4.57% in 2019 to 3.91% in 2020 and the average rate on interest-bearing deposits decreased from 0.93% in 2019 to 0.69% in 2020. The decreases were primarily caused by the impact of lower-yielding PPP loans. As a result of the spread of COVID-19, economic uncertainties have arisen that are likely to negatively impact net interest margin. Other financial impacts could occur, though such potential impacts are unknown at this time.

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

Net Interest Margin Analysis

Average Balance Sheets

For the Years Ended December 31, 2020, 2019 and 2018

(dollars in thousands)

	2020			2019			2018
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned /Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1)(2)	$608,831	$27,812	4.57%	$551,362	$27,413	4.97%	$519,850	$24,707	4.75%
Loans AFS	6,876	209	3.04%	3,559	146	4.10%	3,138	129	4.11%
Federal funds sold	57,249	102	0.18%	21,864	454	2.08%	20,832	393	1.89%
Interest-bearing bank balances	18,492	89	0.48%	14,907	326	2.19%	12,594	227	1.80%
Securities (3)	65,458	1,399	2.14%	58,584	1,384	2.36%	60,880	1,443	2.37%
Federal agency equities	1,417	78	5.50%	1,378	92	6.74%	1,402	74	5.28%
CBB equity	116	—	0.00%	116	1	0.86%	116	—	0.00%

Total earning assets	758,439	29,689	3.91%	651,770	29,816	4.57%	618,812	26,973	4.36%

Allowance for loan losses	(5,913)			(4,722)			(4,650)
Non-earning assets	59,903			51,607			42,776

Total assets	$812,429			$698,655			$656,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$329,396	$652	0.20%	$253,642	$1,316	0.52%	$206,342	$767	0.37%
Savings	92,859	152	0.16%	92,598	221	0.24%	102,383	194	0.19%
Time deposits	181,932	3,348	1.84%	190,512	3,456	1.81%	184,924	2,617	1.42%

Total interest bearing deposits	604,187	4,152	0.69%	536,752	4,993	0.93%	493,649	3,578	0.72%
Other borrowed funds
Other borrowings	—	—	0.00%	—	—	0.00%	850	17	2.00%
Financing leases	4,292	115	2.68%	2,286	71	3.11%	—	—	0.00%
Capital Notes	7,510	273	3.64%	5,000	200	4.00%	5,000	200	4.00%

Total interest-bearing liabilities	615,989	4,540	0.74%	544,038	5,264	0.97%	499,499	3,795	0.76%

Noninterest bearing deposits	129,000			91,928			101,785
Other liabilities	5,247			3,818			1,193

Total liabilities	750,236			639,784			602,477
Stockholders’ equity	62,193			58,871			54,461

Total liabilities and
Stockholders’ equity	$812,429			$698,655			$656,938

Net interest earnings		$25,149			$24,552			$23,178

Net interest margin			3.32%			3.77%			3.75%

Interest spread			3.17%			3.61%			3.60%

(1)	Net deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
(3)

The interest income and yields calculated on securities have been tax affected to reflect any tax-exempt interest on municipal securities using the Company’s applicable federal tax rate of 21% for each year.

Interest income and expenses are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following table shows the direct causes of the year-to-year changes in components of net interest income on a taxable equivalent basis.

				Volume and Rate (dollars in thousands) Years Ending December 31,
	2020			2019			2018
	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense	Volume Effect	Rate Effect	Change in Income/ Expense
Loans	$1,742	$(1,280)	$462	$1,548	$1,175	$2,723	$1,646	$1,109	$2,755
Federal funds sold	(808)	456	(352)	20	41	61	136	124	260
Interest-bearing deposits	105	(342)	(237)	45	54	99	75	70	145
Securities	73	(58)	15	(53)	(6)	(59)	143	(11)	132
Restricted stock	4	(19)	(15)	(1)	21	20	3	(2)	1

Total earning assets	1,116	(1,243)	(127)	1,560	1,284	2,844	2,003	1,290	3,293

Liabilities:
Demand interest bearing	626	(1,290)	(664)	198	351	549	39	234	273
Savings	1	(70)	(69)	(15)	42	27	(7)	(27)	(34)
Time deposits	309	(417)	(108)	83	756	839	133	414	546
Capital notes	89	(16)	73	—	—	—	13	—	13
Financing leases	52	(8)	44	—	—	—	—	—	—
Repurchase agreements and other borrowings	—	—	—	—	—	—	10	(7)	3

Total interest-bearing liabilities	$1,077	$(1,801)	$(724)	$266	$1,149	$1,415	$188	$614	$802

Change in net interest income	$39	$558	$597	$1,294	$135	$1,429	$1,815	$676	$2,491

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

The Mortgage Division originated 1,304 mortgage loans, totaling approximately $298,154,000 during the year ended December 31, 2020 as compared with 768 mortgage loans, totaling $163,394,000 in 2019. Income improved with the increased origination volume, which is attributable in part to an improving residential real estate market throughout our footprint as well as falling long-term interest rates. Beginning in 2013 we began operating the Mortgage Division with hybrid correspondent relationships that allow the Bank to close loans in its name before an investor purchases the loan. By using the Bank’s funds to close the loan (as compared to a broker relationship in which loans are funded by the purchaser of the mortgage), the Bank is able to obtain better pricing due to the slight increase in risk. In 2019 and 2020, the Mortgage Division continued to operate in an environment in which real estate values continued to improve some of which may be attributed to a decrease in overall home inventory for sale. Loans for new home purchases comprised 65% of the total volume in 2019 as compared to 54% in 2020. The Mortgage Division’s revenue is derived from gains on sales of loans held-for-sale to the secondary market. For the year ended December 31, 2020, the Mortgage Division accounted for 19.44% of Financial’s total revenue as compared with 11.50% of Financial’s total revenue for the year ended December 31, 2019. Mortgage contributed $2,693,000 and $1,125,000 to Financial’s pre-tax net income in 2020 and 2019, respectively. Because of the uncertainty surrounding current and near-term economic conditions arising from the COVID-19 pandemic, management cannot predict future mortgage rates. Management also anticipates that even if rates trend higher, the majority of the loan mix will continue to lean towards new home purchases and away from refinancing.

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

Service charges and fees and commissions increased to $2,033,000 for the year ended December 31, 2020 from $1,785,000 for the year ended December 31, 2019 primarily due to increases related to commissions on the sales of securities and debit card fees. These decreases were partially offset by an increase in treasury management fees.

Investment provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. Investment’s financial impact on our consolidated revenue has been minimal. Although management cannot predict the financial impact of Investment with certainty, management anticipates it will continue to be a relatively small component of revenue in 2021.

In the third quarter of 2008, we began providing insurance and annuity products to Bank customers and others, through the Bank’s Insurance subsidiary. The Bank has one full-time and one part-time employee that are dedicated to selling insurance products through Insurance. Insurance generates minimal revenue and its financial impact on our consolidated revenue has been immaterial. Management anticipates that Insurance’s impact on noninterest income will remain immaterial in 2021.

Noninterest income, exclusive of gains and losses on the sale and call of securities, increased to $10,331,000 in 2020 from $6,794,000 in 2019. Inclusive of gains and losses on the sale and call of securities, noninterest income increased to $10,975,000 in 2020 from $7,188,000 in 2019. The following table summarizes our noninterest income for the periods indicated.

	Noninterest Income (dollars in thousands) December 31,
	2020	2019
Gains on sale of loans held for sale	$7,812	$4,254
Service charges, fees and commissions	2,033	1,785
Life insurance income	436	679
Other	50	76
Gain on sales and calls of securities, net	644	394

Total noninterest income	$10,975	$7,188

The increase in noninterest income for 2020 as compared to 2019 was primarily due to an increase in income from gains on sale of loans held for sale and an increase in gains on sales of securities. Life insurance income in 2020 decreased due to a death benefit received in 2019.

Noninterest Expense of Financial

Noninterest expenses increased from $24,283,000 for the year ended December 31, 2019 to $27,394,000 for the year ended December 31, 2020. The following table summarizes our noninterest expense for the periods indicated.

	Noninterest Expense
	(dollars in thousands)
	December 31,
	2020	2019
Salaries and employee benefits	$15,430	$13,092
Occupancy	1,638	1,655
Equipment	2,350	2,107
Supplies	479	597
Professional, data processing and other outside expenses	3,691	3,432
Marketing	667	866
Credit expense	1,112	653
Other real estate expenses	443	366
FDIC insurance expense	336	226
Other	1,248	1,289

Total noninterest expense	$27,394	$24,283

The increase in noninterest expense was due in large part to an increase in compensation and benefits and credit expense, both of which are have a variable component related to mortgage origination. In addition, compensation expense increased as a result of the Bank’s early retirement plan, pursuant to which the Bank incurred approximately $700,000 in salary and benefit expense. To a lesser degree professional, data processing, and other outside expenses, equipment expense, FDIC Insurance, and other real estate expense also contributed to the overall increase. Professional, data processing, and other outside expense increased primarily due increased charges by our core service provider relating to the additional deposit business generated in 2020. The increase in equipment expense was related to the replacement of certain computer equipment and software in order to continue to make progress toward cloud-based computing and a fully electronic signature system. The decrease in our supplies and marketing expenses were primarily the result of the COVID-19 pandemic. During the COVID-19 pandemic more than half of our employees were able to work from home, which resulted in a decrease in the use of supplies. Marketing decreased in part because of a decrease in sponsorships related to events canceled because of COVID-19.

The efficiency ratio, that is the cost of producing each dollar of revenue, is determined by dividing noninterest expense by the sum of net interest income plus noninterest income. Financial’s efficiency ratio decreased from 76.51% in 2019 to 75.84% in 2020. Our efficiency ratio decreased because the increases in net interest income and noninterest income was greater than the increase in noninterest expense.

Income Tax Expense

For the year ended December 31, 2019, Financial had federal income tax expense of $1,329,000, as compared to a federal income tax expense of $1,199,000 in 2020, which equates to effective tax rates of 19.17% and 19.40%, respectively. Our effective tax rate was lower than the statutory corporate tax rate in 2019 and 2020 because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance, and certain tax-free municipal securities. Note 12 of the consolidated financial statements provides additional information with respect to our 2019 and 2020 federal income tax expense and deferred tax accounts.

ANALYSIS OF FINANCIAL CONDITION

As of December 31, 2020 and December 31, 2019

General

Our total assets were $851,386,000 at December 31, 2020, an increase of $125,992,000 or 17.37% from $725,394,000 at December 31, 2019, primarily due to an increase in loans and securities available-for-sale, both of which were primarily funded by an increase in deposits. As explained in more detail below, deposits increased from $649,459,000 on December 31, 2019 to $764,967,000 on December 31, 2020. Loans, net of unearned income and the allowance, increased to $601,934,000 on December 31, 2020 from $573,274,000 on December 31, 2019.

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

Loans, net of unearned income and the allowance, increased to $601,934,000 on December 31, 2020 from $573,274,000 on December 31, 2019. Total loans, including loans held for sale increased to $616,192,000 on December 31, 2020 from $582,324,000 on December 31, 2019. The increase in total loans was in large part due to the origination of PPP loans. The increase is also attributed to increased calling and sales efforts by our lenders. Despite these factors, competition for qualified borrowers remains strong.

As of December 31, 2020, the Bank had $2,063,000, or 0.34% of its total loans, in non-accrual status compared with $1,301,000, or 0.23% of its total loans, at December 31, 2019. Management is continuing its efforts to reduce non-performing assets through enhanced collection efforts and the liquidation of underlying collateral. The Bank attempts to work with borrowers on a case-by-case basis to attempt to protect the Bank’s interests. However, despite our commitment, a reduction of non-accrual loans can be dependent on a number of factors, including improvements in employment, housing, and overall economic conditions at the local, regional and national levels. See “Asset Quality” below.

The following table summarizes the composition of the Bank’s loan portfolio for the periods indicated by dollar amount:

	Loan Portfolio (dollars in thousands)
	December 31,
	2020	2019	2018	2017	2016
Commercial	$145,145	$114,257	$92,877	$96,127	$88,085
Commercial real estate	309,563	303,900	289,171	251,807	237,638
Consumer	92,344	89,945	86,191	83,746	85,099
Residential	62,038	70,001	66,358	64,094	59,247

Total loans	609,090	578,103	534,597	495,774	470,069

Less allowance for loan losses	7,156	4,829	4,581	4,752	5,716

Net loans	$601,934	$573,274	$530,016	$491,022	$464,353

The following table sets forth the maturities of the loan portfolio at December 31, 2020:

	Remaining Maturities of Selected Loans (dollars in thousands)
	At December 31, 2020
	Less than One Year	One to Five Years	Greater than Five Years	Total
Commercial	$20,649	$69,202	$55,294	$145,145
Commercial real estate	26,925	36,009	246,629	309,563
Consumer	6,166	25,343	60,835	92,344
Residential	17,798	1,502	42,738	62,038

Total	$71,538	$132,056	$405,496	$609,090

For maturities over one year:
Fixed Rates	$146,958	27.34%
Variable Rates	390,594	72.66%

Total	$537,552

Deposits

We experienced an increase in deposits from $649,459,000 at December 31, 2019 to $764,967,000 at December 31, 2020, for an increase of 17.79%. Noninterest-bearing deposits increased $49,409,000 or 52.60% from $93,936,000 at December 31, 2019 to $143,345,000 at December 31, 2020. The increase in noninterest-bearing deposits was due to customers maintaining higher balances due to COVID-19 uncertainty, along with government stimulus, and to a lesser extent, the recent expansion into in Charlottesville, Harrisonburg, Roanoke, and most recently, Appomattox and Rustburg, as well as increased and continued efforts to procure the primary checking accounts of our commercial loan customers through offering treasury services. Interest-bearing deposits increased $66,099,000, or 11.90%, from $555,523,000 at December 31, 2019 to $621,622,000 at December 31, 2020. A total of $0 and $10,020,000 in brokered certificates of deposit was included in total time deposits at December 31, 2020 and 2019, respectively.

The following table sets forth the average deposit balances and the rates paid on deposits for the years indicated:

	Average Deposits and Rates Paid (dollars in thousands)
	Year Ended December 31,
	2020		2019		2018
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$129,000	—	$91,928	—	$101,785	—

Interest-bearing deposits
Interest checking	$263,381	0.17%	$193,306	0.52%	$138,347	0.34%
Money market	66,015	0.30%	60,336	0.53%	67,995	0.42%
Savings	92,859	0.16%	92,598	0.24%	102,383	0.18%
Time deposits
Less than $100,000	82,471	1.75%	83,980	1.71%	80,628	1.32%
$100,000 but < $250,000	65,075	1.89%	63,986	1.88%	60,268	1.40%
Greater than $250,000	34,386	1.97%	42,546	1.92%	44,028	1.59%

Total interest-bearing deposits	$604,187	0.69%	$536,752	0.93%	$493,649	0.72%

Total deposits	$733,187		$628,680		$595,434

The following table includes a summary of maturities of CDs greater than $100,000:

	Maturities of CD’s Greater than $ 100,000 (dollars in thousands)
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total
At December 31, 2020	$28,837	$10,073	$16,282	$27,220	$82,412

Cash and Cash Equivalents

Cash and cash equivalents increased from $39,111,000 on December 31, 2019 to $100,886,000 on December 31, 2020. Federal funds sold amounted to $69,203,000 on December 31, 2020 compared to $8,317,000 on December 31, 2019. Fluctuations in federal funds sold generally are related to fluctuations in transactional accounts and professional settlement accounts, and the use of cash and cash equivalents to fund loan growth. The large increase in cash and cash equivalents in 2020 can be directly attributed to the growth in deposits as a result of organic growth and PPP loan payoffs received in the fourth quarter of 2020.

Investment Securities

The investment securities portfolio of the Bank is used as a source of income and liquidity.

The following table summarizes the fair value of the Bank’s securities portfolio for the periods indicated:

	Securities Portfolio (dollars in thousands) December 31,
	2020	2019	2018
Held-to-maturity
U.S. agency obligations	$4,192	$3,861	$3,515

Available-for-sale
U.S. treasuries	$2,027	$1,964	$1,845
U.S. agency obligations	41,320	32,108	23,267
Mortgage - backed securities	15,696	10,264	11,876
Municipals	24,773	11,222	12,009
Corporates	6,369	4,097	3,730

Total available-for-sale	$90,185	$59,655	$52,727

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

Securities held-to-maturity at carrying cost decreased from $3,688,000 as of December 31, 2019 to $3,671,000 as of December 31, 2020. This decrease resulted from the amortization of premiums within the held-to-maturity portfolio. The decision to invest in securities held-to-maturity is based on the same factors as the decision to invest in securities available-for-sale except that management invests surplus funds in securities held-to-maturity only after concluding that such funds will not be necessary for liquidity purposes during the term of such security. However, the held-to-maturity securities may be pledged for such purposes as short term borrowings and as collateral for public deposits.

The portfolio of securities available-for-sale increased to $90,185,000 as of December 31, 2020 from $59,655,000 as of December 31, 2019. The increase is a result of an increase in the fair value of available-for-sale securities along with the fact that we purchased more securities available-for-sale than we sold or were called. Out of an abundance of caution, during the first six months of 2020, the Bank sold available-for-sale securities to increase cash and cash equivalents in light of the uncertainties surrounding the COVID-19 pandemic. Because the need for additional liquidity did not materialize, the Bank reinvested the proceeds. During 2020, the Bank sold $13,313,000 in available-for-sale securities. During 2020, the Bank purchased $51,150,000 of available-for-sale securities. The Bank realized $9,837,000 from paydowns related to the normal amortization of principal related to the Bank’s mortgage backed securities, calls, and maturities.

The following table shows the maturities of held-to-maturity and available-for-sale securities at amortized cost and fair value at December 31, 2020 and 2019 and approximate weighted average yields of such securities. Yields on state and political subdivision securities are not shown on a tax equivalent basis. Financial attempts to maintain diversity in its portfolio and maintain credit quality and repricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on Financial’s securities, see Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution / Yield Analysis
	(dollars in thousands)
	At December 31, 2020
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Held-to-maturity
U.S. Agency
Amortized cost	$—	$—	$398	$3,273	$3,671
Fair value	$—	$—	$452	$3,740	$4,192
Weighted average yield			2.99%	2.99%

Available-for-sale securities
U.S Treasury
Amortized cost	$—	$2,000	$—	$—	$2,000
Fair value	$—	$2,027	$—	$—	$2,027
Weighted average yield		1.38%

U.S. Agency
Amortized cost	$—	$4,120	$27,244	$8,747	$40,111
Fair value	$—	$4,215	$28,243	$8,862	$41,320
Weighted average yield		1.00%	1.61%	1.60%

Mortgage Backed Securities
Amortized cost	$—	$491	$3,072	$11,898	$15,461
Fair value	$—	$508	$3,210	$11,978	$15,696
Weighted average yield		1.76%	2.25%	1.45%

Municipals
Amortized cost	$501	$2,948	$6,126	$14,700	$24,275
Fair value	$501	$3,030	$6,356	$14,886	$24,773
Weighted average yield	1.78%	2.27%	2.13%	2.27%

Corporates
Amortized cost	$—	$3,075	$2,995	$—	$6,070
Fair value	$—	$3,242	$3,127	$—	$6,369
Weighted average yield		2.22%	4.40%

Total portfolio
Amortized cost	$501	$12,634	$39,835	$38,618	$91,588
Fair value	$501	$13,022	$41,388	$39,466	$94,377
Weighted average yield	1.78%	1.68%	2.06%	1.93%

	Securities Portfolio Maturity Distribution / Yield Analysis
	(dollars in thousands)
	At December 31, 2019
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years and Other Securities	Total
Held-to-maturity
U.S. Agency
Amortized cost	$—	$—	$—	$3,688	$3,688
Fair value	$—	$—	$—	$3,861	$3,861
Weighted average yield				2.98%

Available-for-sale securities
U.S Treasury
Amortized cost	$—	$—	$1,966	$—	$1,966
Fair value	$—	$—	$1,964	$—	$1,964
Weighted average yield			1.77%

U.S. Agency
Amortized cost	$—	$3,000	$17,558	$11,605	$32,163
Fair value	$—	$2,996	$17,705	$11,407	$32,108
Weighted average yield		1.78%	2.32%	2.21%

Mortgage Backed Securities
Amortized cost	$—	$885	$3,897	$5,576	$10,328
Fair value	$—	$877	$3,847	$5,540	$10,264
Weighted average yield		1.71%	2.25%	2.22%

Municipals
Amortized cost	$—	$2,984	$2,142	$5,992	$11,118
Fair value	$—	$3,001	$2,145	$6,076	$11,222
Weighted average yield		2.31%	2.66%	2.95%

Corporates
Amortized cost	$—	$1,511	$2,575	$—	$4,086
Fair value	$—	$1,521	$2,576	$—	$4,097
Weighted average yield		2.14%	2.37%

Total portfolio
Amortized cost	$—	$8,380	$28,108	$26,861	$63,349
Fair value	$—	$8,395	$28,237	$26,884	$63,516
Weighted average yield		2.02%	2.30%	2.48%

Cash surrender value of bank-owned life insurance

The Company has funded bank-owned life insurance (BOLI) for a small group of its officers. The Company is the owner and sole beneficiary of the BOLI policies. As of December 31, 2020, the BOLI had a cash surrender value of $16,355,000, an increase of $2,669,000 from the cash surrender value of $13,686,000 as of December 31, 2019. The Company purchased an additional $2,280,000 in BOLI during 2020. With the exception of purchases, the value of BOLI increases from the cash surrender values of the pool of insurance. The increase in cash surrender value is recorded as a component of noninterest income; however, the Company does not pay tax on the increase in cash value. This profitability is used to offset a portion of current and future employee benefit costs. BOLI can be liquidated if necessary with associated tax costs. However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position. Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

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

At December 31, 2020, liquid assets, which include cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, and securities available-for-sale totaled $191,071,000 as compared to $98,766,000 at December 31, 2019. Management deems liquidity to be sufficient. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $22,252,000 (current market value) of these securities are pledged to secure public deposits and $8,950,000 (current market value) are pledged to secure unfunded lines of credit. In the event any secured line of credit is drawn upon, the related debt would need to be repaid before the securities could be sold and converted to cash.

The COVID-19 pandemic could have a material negative impact on Financial’s short-term or long-term liquidity. For example, if customers unexpectedly draw down on existing lines of credit, our liquidity could be impacted. While we have not experienced any unusual pressure on our deposit balances or our liquidity position as a result of the COVID-19 pandemic, management is closely monitoring our sources and uses of funds in order to meet our cash flow requirements while maximizing profits. Based in part on recent loan activity including loans made pursuant to the PPP as discussed below under “ASSET QUALITY,” the Bank is monitoring liquidity to ensure it is able to fund future loans and withdrawals related to the use of PPP funds.

The following table sets forth non-deposit sources of funding:

Funding Sources (dollars in thousands)

	December 31, 2020
Source	Capacity	Outstanding	Available
Federal funds purchased lines (unsecured)	$33,000	$—	$33,000
Federal funds purchased lines (secured)	8,055	—	8,055
Reverse repurchase agreements	5,000	—	5,000
Borrowings from FHLB Atlanta (1)	212,366	—	212,366

Total	$258,421	$—	$258,421

(1)

Currently the Bank has in place pledged collateral in the amount of approximately $38,500,000 against which $0 was drawn and outstanding on December 31, 2020. Additional collateral would be required to be pledged in order for the full $212,366,000 to be available.

At the end of 2020, approximately 35.32%, or $215,110,000 of the loan portfolio would mature or could reprice within a one-year period. At December 31, 2020, non-deposit sources of available funds totaled $258,421,000, which included $212,366,000 available from the FHLBA.

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

Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the previous requirement); and (iv) a leverage ratio of 4.0% of total assets. These initial capital requirements were phased in over a five-year period. The phase was completed, as of January 1, 2019 and the rules require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

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

The capital requirements also include changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on non-accrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights (from 0% to up to 600%) for equity exposures.

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

The following table (along with Note 18 of the consolidated financial statements) shows the minimum capital requirements and the Bank’s capital position as of December 31, 2020 and 2019.

Analysis of Capital for Bank of the James (Bank only)
(dollars in thousands)
Analysis of Capital (in 000’s)	December 31, 2020	December 31, 2019
Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	22,325	22,325
Retained earnings	44,621	40,194

Total Tier 1 capital	$70,688	$66,261

Common Equity Tier 1 Capital (CET1)	$70,688	$66,261

Tier 2 capital
Allowance for loan losses	$7,156	$4,829
Total Tier 2 capital:	$7,156	$4,829

Total risk-based capital	$77,844	$71,090

Risk weighted assets	$635,445	$616,269
Average total assets	$853,558	$725,395

	Actual		Regulatory Benchmarks
	December 31, 2020	December 31, 2019	For Capital Adequacy Purposes (1)	For Well Capitalized Purposes
Capital Ratios:
Tier 1 capital to average total assets	8.28%	9.13%	4.000%	5.000%
Common Equity Tier 1 capital	11.12%	10.75%	7.000%	6.500%
Tier 1 risk-based capital ratio	11.12%	10.75%	8.500%	8.000%
Total risk-based capital ratio	12.25%	11.54%	10.500%	10.000%

(1)	Includes capital conservation buffer of 2.5%, where applicable.

During the first quarter of 2017, Financial closed a private placement of unregistered debt securities (the “2017 Offering”) pursuant to which Financial issued $5,000,000 in principal of notes (the “2017 Notes”). The 2017 Notes were scheduled to mature on January 24, 2022, but were subject to prepayment in whole or in part on or after January 24, 2018 at Financial’s sole discretion on 30 days written notice to the holders. The Company contributed $3,000,000 of the proceeds from the 2017 Offering to the Bank as additional paid in capital. The remainder of the proceeds were retained at the parent level to service the debt and pay dividends.

On April 13, 2020, the Company commenced a private placement of unregistered debt securities (the “2020 Offering”). In the 2020 Offering, the Company sold and closed $10,050,000 in principal of notes (the “2020 Notes”) during the 2nd and 3rd quarters of 2020. The 2020 Offering officially ended on July 8, 2020. The 2020 Notes will bear interest at the rate of 3.25% per year with interest payable quarterly in arrears. The 2020 Notes will mature on September 30, 2025 and are subject to full or partial repayment on or after September 30, 2021. The balance of the 2020 Notes as presented on the December 31, 2020 consolidated balance sheet is net of unamortized issuance costs.

On September 24, 2020 the Bank used $5,000,000 of the proceeds for the payment of principal of the 2017 Notes. The Company intends to use the balance of the proceeds from the 2020 Offering for general corporate purposes in the discretion of Company’s management such as payment of interest on the 2020 Notes and as a contribution of additional capital to the Bank.

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

Stockholders’ Equity

Stockholders’ equity increased by $5,287,000 from $61,445,000 on December 31, 2019 to $66,732,000 on December 31, 2020 because of net income of $4,980,000, less cash dividends paid, plus other comprehensive income for the period.

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

Non-accrual loans increased to $2,063,000 on December 31, 2020 from $1,301,000 on December 31, 2019. As set forth in tabular form below, total charge-offs during 2020 were $448,000 compared to $363,000 in 2019.

We also classify other real estate owned (OREO) as a nonperforming asset. OREO is the value of real property acquired by the Bank following default by the borrower. During the twelve months ended December 31, 2020 the Bank acquired one (1) OREO property and disposed of eight (8) OREO properties, wrote down an additional $437,000 and, as of December 31, 2020 is carrying three (3) OREO properties at a value of $1,105,000, as compared to ten (10) properties with a value of $2,339,000 as of December 31, 2019. The OREO properties are available for sale and are being actively marketed on the Bank’s website and through other means. The following table represents the changes in OREO balance in 2020 and 2019.

OREO Changes (Dollars in Thousands)

	Year Ended December 31,
	2020	2019
Balance at the beginning of the year (net)	$2,339	$2,430
Transfers from Loans	18	785
Capitalized costs	—	—
Valuation Adjustment	(437)	(287)
Sales proceeds	(844)	(570)
Gain (loss) on disposition	29	(19)

Balance at the end of the year (net)	$1,105	$2,339

Non-accrual loans plus OREO decreased to $3,168,000 on December 31, 2020 from $3,640,000 on December 31, 2019, a decrease of 12.94%.

We also classify troubled debt restructurings (TDRs) as both performing and nonperforming assets. We measure impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. TDRs occur when we agree to significantly modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. These concessions typically are made for loss mitigation purposes and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Performing TDRs decreased to $392,000 on December 31, 2020 from $410,000 on December 31, 2019.

The following table sets forth the number of outstanding TDR contracts and the total amount of the Bank’s TDRs as of December 31, 2020 and 2019.

Troubled Debt Restructurings (Dollars in Thousands)

	December 31,
	2020	2019
Number of performing TDR contracts	3	3
Number of nonperforming TDR contracts	—	—

Total number of TDR contracts	3	3

Amount of performing TDR contracts	$392	$410
Amount of nonperforming TDR contracts	—	—

Total amount of TDRs contracts	$392	$410

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

The Bank’s allowance for loan losses increased 48.19% from $4,829,000 on December 31, 2019 to $7,156,000 on December 31, 2020, primarily due to an increase in the general reserves which was minimally offset by a decrease in the specific reserve, both of which are discussed in the following paragraph. The general reserve component increased significantly as compared to the prior year end. Management intends to continue to be proactive in quantifying and mitigating the ongoing risk associated with all asset classes. Management has provided for the anticipated losses on its non-accrual loans through specific impairment in the allowance for loan losses.

At December 31, 2020, the allowance for loan losses was 1.17% of total loans outstanding, versus 0.84% of total loans outstanding at December 31, 2019. The allowance to total loans, excluding PPP loans, increased to 1.25% at December 31, 2020. Because the PPP loans are guaranteed in full by the U.S. Small Business Administration, management determined that these loans should be excluded from the calculation. At December 31, 2020, management believed the allowance for loan losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions continue to deteriorate due to the COVID-19 pandemic, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying potential credit losses is a subjective process. Therefore, the Company maintains a general reserve to cover credit losses within the portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

Despite the relatively small decrease in individual loan impairment, our general reserves (ASC 450) increased in all loan segments. The increase was largely driven by increased qualitative factor adjustments related to the ongoing COVID-19 pandemic, primarily in relation to the economy and loans which received principal and/or interest deferrals during 2020. The relatively small decline in specific reserves was the result of a slight decline in impaired loan balances as well as management’s ongoing evaluation of loans for impairment.

No non-accrual loans were excluded from impaired loans at December 31, 2020 and 2019. If interest on these loans had been accrued, such income cumulatively would have approximated $158,000 and $207,000 at December 31, 2020 and December 31, 2019, respectively. Loan payments received on non-accrual loans are applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the nonperforming loan totals listed below. The following table sets forth the detail of loans charged-off, recovered, and the changes in the allowance for loan losses as of the dates indicated:

	Allowance for Loan Losses
	(dollars in thousands)
	At December 31,
	2020	2019	2018	2017	2016
Balance, beginning of period	$4,829	$4,581	$4,752	$5,716	$4,683
Loans charged-off:
Commercial	96	106	395	1,652	328
Commercial real estate	224	26	230	91	156
Consumer	75	189	405	246	275
Residential	53	42	34	105	—

Total loans charged off	$448	$363	$1,064	$2,094	$759

Recoveries:
Commercial	$20	$35	$113	$6	$7
Commercial real estate	139	5	4	41	127
Consumer	53	44	60	51	44
Residential	15	4	—	39	2

Total recoveries	$227	$88	$177	$137	$180

Net charge-offs	$221	$275	$887	$1,957	$579
Provision for loan losses	2,548	523	716	993	1,612

Balance, end of period	$7,156	$4,829	$4,581	$4,752	$5,716

The following table shows the balance and percentage of the Bank’s allowance for loan losses allocated to each major category of loans:

	Allocation of Allowance for Loan Losses
	(dollars in thousands)
	At December 31,
	2020		2019		2018		2017		2016
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$2,001	23.83%	$1,330	19.76%	$1,136	17.38%	$1,264	19.39%	$2,192	18,74%
Commercial – real estate	3,550	50.82%	1,932	52.57%	1,831	54.09%	1,738	50.79%	2,109	50.55%
Consumer	868	15.16%	865	15.56%	956	16.12%	1,172	16.89%	954	18.10%
Residential	737	10.19%	702	12.11%	658	12.41%	578	12.93%	461	12.61%

	$7,156	100.00%	$4,829	100.00%	$4,581	100.00%	$4,752	100.00%	$5,716	100.00%

The following table provides information on the Bank’s nonperforming assets as of the dates indicated:

	Nonperforming Assets
	(dollars in thousands)
	At December 31,
	2020	2019	2018	2017	2016
Non-accrual loans	$2,063	$1,301	$2,939	$4,309	$2,550
Foreclosed property (OREO)	1,105	2,339	2,430	2,650	2,370
Loans past due 90 days accruing interest	—	—	—	—	—

Total nonperforming assets	$3,168	$3,640	$5,369	$6,959	$4,920

Restructured loans – performing portion (TDR)	$392	$410	$424	$440	$455
Allowance for loan losses to period end loans	1.17%	0.84%	0.86%	0.96%	1.22%
Nonperforming assets to period end loans	0.52%	0.63%	1.00%	1.40%	1.05%
Net charge-offs to average loans	0.04%	0.05%	0.17%	0.40%	0.13%
Allowance for loan losses to non-performing loans	346.71%	371.18%	155.87%	110.28%	224.16%

Asset Quality as it Relates to COVID-19

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

During the year ended December 31, 2020, the Bank modified a total of 191 loans. The principal balances of these loans on December 31, 2020 totaled approximately $95 million. As of December 31, 2020, 4 of the 191 previously modified loans remain in deferment. The principal balance of these 4 loans is approximately $7.06 million, which represents 1.16% of the total loan portfolio. Of the total deferrals, 3 loans, or approximately $6.8 million, are for deferrals of principal only and 1 loan, or approximately $270,000, is for principal and interest deferment.

If a customer requests a second modification, an extensive evaluation of the circumstances surrounding the need for the request is conducted. Procedurally, a commercial borrower will be required to present financial forecasts, proof of business sustainability, and verification of sources of repayment to the primary loan officer, the Chief Lending Officer, and the Chief Credit Officer before a second deferral is granted. Retail borrowers are also required to submit in writing the reason for the need for a second deferral request before an additional deferral is granted. Relationships whose situations do not warrant a second deferral will most likely be downgraded and subsequently evaluated for specific impairment within the allowance for loan loss. We are not currently evaluating any relationships, for second deferrals.

In accordance with the relief provisions of the CARES Act and the March 22, 2020 (revised April 2020) Joint Interagency Regulatory Guidance, the above modifications were not considered to be troubled debt restructurings and were excluded from the TDR discussion above. The TDR relief provisions provided for by the CARES Act were extended in December 2020 by the Consolidated Appropriations Act through the earlier of January 1, 2022 or 60 days after the national COVID-19 emergency terminates.

Management has reviewed loan segments that it believes could be adversely impacted by the COVID-19 pandemic, and identified the following segments: assisted living, education/childcare, entertainment, hospitality, oil & gas (gas stations), religious/charitable, restaurants, retail & services. At December 31, 2020, the loan balances in those segments were as follows:

Industry	Principal Balance (in thousands)	Number of Loans	Percent of Total Loan Portfolio
Assisted Living	$6,228	10	1.02%
Education/Childcare	7,518	15	1.23%
Entertainment	6,885	23	1.13%
Hospitality	15,399	8	2.53%
Oil & Gas (Gas Stations)	251	8	0.04%
Religious/Charitable	19,748	40	3.24%
Restaurants	16,599	47	2.73%
Retail & Services	9,098	45	1.49%

Total	$81,726	196	13.42%

Management continues to closely monitor loans in these categories.

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

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. short-term borrowings may also include federal funds purchased, which are unsecured overnight borrowings from other financial institutions, which totaled $0 as of December 31, 2020 and December 31, 2019. Unsecured federal funds lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $13,000,000, PNC Bank $6,000,000, First National Bankers’ Bank, $10,000,000, and Zions Bank, $4,000,000. In addition, the Bank maintains a $5,000,000 reverse repurchase agreement with Truist Bank whereby securities may be pledged as collateral in exchange for funds for a minimum of 30 days with a maximum of 90 days. The Bank also maintains a secured federal funds line with Community Bankers’ Bank whereby it may pledge securities as collateral with no specified minimum or maximum amount or term. The amount outstanding on the Community Bankers’ Bank secured fed funds line was $0 as of December 31, 2020 and 2019.

Long-term borrowings may be obtained through the Federal Home Loan Bank of Atlanta (“FHLBA”). The Bank’s remaining available credit through the FHLBA was $212,366,000 as of December 31, 2020, the most recent calculation. Currently the Bank has in place pledged collateral in the amount of approximately $38,500,000 against which $0 was drawn and outstanding on December 31, 2020. Additional collateral would be required to be pledged in order for the full $212,366,000 to be available.

Off-Balance Sheet Arrangements

At December 31, 2020, the Bank had rate lock commitments to originate mortgage loans through its Mortgage Division amounting to approximately $34,952,000 and loans held for sale of $7,102,000. The Bank recorded $425,000 in other assets in relation to its interest rate lock commitments at December 31, 2020. The Bank has entered into corresponding commitments with third party investors to sell each of these loans that close. No other obligation exists.

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

	Contract Amounts (dollars in thousands) at
	December 31,
	2020	2019
Commitments to extend credit	$152,834	$134,186
Standby letters of credit	3,552	3,469

Total	$156,386	$137,655

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

The Bank rents, under non-cancelable leases eight of its banking facilities and one mortgage production office. “Note 23 – Leases” in the Notes to Consolidated Financial Statements provides information on the Company’s liability under the Company’s leases of significance.

Expansion Plans

Subject to regulatory approval, the Bank anticipates opening additional branches during the next two fiscal years. Although numerous factors could influence the Bank’s expansion plans, the following discussion provides a general overview of the real property the Bank is holding for potential branch expansion.

Boonsboro Road, (Lynchburg), Virginia. In 2020 the Bank has purchased a building that formerly operated as a branch bank for another institution located at 4501 Boonsboro Road, Lynchburg, Virginia 24503. While the Bank does not anticipate opening a branch at this location until 2022, the Bank believes the investment needed to upfit this property will be minimal and primarily related to aesthetics due to the fact this location was a former bank branch.

Timberlake Road Area, Campbell County (Lynchburg), Virginia. As previously disclosed, the Bank has purchased certain undeveloped real property located at the intersection of Turnpike and Timberlake Roads, Campbell County, Virginia. The Bank has not determined when it will open a branch at this location. The Bank has determined that the existing structure is not suitable for use as a bank branch.

The Bank estimates that the cost of improvements, furniture, fixtures, and equipment necessary to upfit the property at the undeveloped Timberlake location will be between $900,000 and $1,500,000.

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

The following financial statements are filed as a part of this report:

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Balance Sheets, December 31, 2020 and December 31, 2019

Statements of Income, Years Ended December 31, 2020 and December 31, 2019

Statements of Comprehensive Income, Years Ended December 31, 2020 and December 31, 2019

Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2020 and December 31, 2019

Statements of Cash Flows, Years Ended December 31, 2020 and December 31, 2019

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

In order to ensure that Financial’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) in 2013, by the Treadway Commission. Based on this assessment, management has concluded that the internal control over financial reporting was effective as of December 31, 2020.

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

/s/ Robert R. Chapman III	/s/ J. Todd Scruggs
Chief Executive Officer & President	Secretary-Treasurer (Principal Financial Officer)
March 29, 2021	March 29, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Bank of the James Financial Group, Inc.

Lynchburg, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bank of the James Financial Group, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – General Component – Qualitative Factors

Description of the Matter

As described in Note 2 (Summary of Significant Accounting Policies) and Note 5 (Loans and Allowance for Loan Losses) to the consolidated financial statements, the Company maintains an allowance for loan losses to provide for probable losses inherent in its loan portfolio. At December 31, 2020, the allowance for loan losses totaled $7,156,000, consisting of specific and general components. The general component of the allowance totaled $7,152,000 at December 31, 2020, and is based on historical loss experience adjusted for qualitative factors. The qualitative factors are described in Note 2 and are determined based on management’s ongoing evaluation of the factors, which may impact the quality of the Company’s loan portfolio.

Management exercised significant judgment when assessing the qualitative factors used in estimating the allowance for loan losses. We identified the assessment of the qualitative factors as a critical audit matter as auditing the qualitative factors involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included:

•	Substantively testing management’s process, including evaluating their judgments and assumptions for developing the qualitative factors, which included:

•	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.

•	Evaluating the reasonableness of management’s judgments related to the determination of qualitative factors.

•	Evaluating the qualitative factors for directional consistency and for reasonableness.

•	Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative factors.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company’s auditor since 2006.

Winchester, Virginia

March 29, 2021

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

Assets	December 31, 2020	December 31, 2019
Cash and due from banks	$31,683	$30,794
Federal funds sold	69,203	8,317

Total cash and cash equivalents	100,886	39,111

Securities held-to-maturity (fair value of $4,192 in 2020 and $3,861 in 2019)	3,671	3,688
Securities available-for-sale, at fair value	90,185	59,655
Restricted stock, at cost	1,551	1,506

Loans, net of allowance for loan losses of $7,156 in 2020 and $4,829 in 2019	601,934	573,274
Loans held for sale	7,102	4,221
Premises and equipment, net	16,982	16,698
Interest receivable	2,350	1,866
Cash value - bank owned life insurance	16,355	13,686
Other real estate owned	1,105	2,339
Other assets	9,265	9,350

Total assets	$851,386	$725,394

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing demand	$143,345	$93,936
NOW, money market and savings	463,506	362,821
Time	158,116	192,702

Total deposits	764,967	649,459

Capital notes	10,027	5,000
Interest payable	85	173
Other liabilities	9,575	9,317

Total liabilities	$784,654	$663,949

Commitments and Contingencies

Stockholders’ equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,339,436 and 4,357,436 as of December 31, 2020 and 2019	9,286	9,325
Additional paid-in-capital	30,989	31,225
Retained earnings	24,665	20,900
Accumulated other comprehensive income (loss)	1,792	(5)

Total stockholders’ equity	$66,732	$61,445

Total liabilities and stockholders’ equity	$851,386	$725,394

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	For the Year Ended December 31,
Interest Income	2020	2019
Loans	$28,021	$27,559
Securities
US Government and agency obligations	690	755
Mortgage backed securities	217	220
Municipals - taxable	361	312
Municipals - tax-exempt	11	3
Dividends	78	93
Other (Corporates)	117	94
Interest bearing deposits	89	326
Federal Funds sold	102	454

Total interest income	29,686	29,816

Interest Expense
Deposits
NOW, money market savings	804	1,537
Time Deposits	3,348	3,456
Finance leases	115	71
Capital notes	273	200

Total interest expense	4,540	5,264

Net interest income	25,146	24,552

Provision for loan losses	2,548	523

Net interest income after provision for loan losses	22,598	24,029

Noninterest income
Gain on sales of loans held for sale	7,812	4,254
Service charges, fees and commissions	2,033	1,785
Life insurance income	436	679
Other	50	76
Gain on sales and calls of securities, net	644	394

Total noninterest income	10,975	7,188

Noninterest expenses
Salaries and employee benefits	15,430	13,092
Occupancy	1,638	1,655
Equipment	2,350	2,107
Supplies	479	597
Professional, data processing, and other outside expense	3,691	3,432
Marketing	667	866
Credit expense	1,112	653
Other real estate expenses	443	366
FDIC insurance expense	336	226
Other	1,248	1,289

Total noninterest expenses	27,394	24,283

Income before income taxes	6,179	6,934
Income tax expense	1,199	1,329

Net Income	$4,980	$5,605

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	For the Year Ended December 31,
Interest Income	2020	2019
Weighted average shares outstanding - basic	4,341,575	4,375,814

Weighted average shares outstanding - diluted	4,341,575	4,381,597

Earnings per common share - basic	$1.15	$1.28

Earnings per common share - diluted	$1.15	$1.28

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	For the Year Ended December 31,
	2020	2019
Net Income	$4,980	$5,605

Other comprehensive income:
Unrealized gains on securities available-for-sale	2,918	3,227
Tax effect	(612)	(678)
Reclassification adjustment for gains included in net income (1)	(644)	(394)
Tax effect (2)	135	83

Other comprehensive income, net of tax	1,797	2,238

Comprehensive income	$6,777	$7,843

(1)	Gains are included in “gain on sales and calls of available-for-sale securities, net” on the consolidated statements of income.
(2)	The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands except per share amounts)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	4,378,436	$9,370	$31,495	$16,521	$(2,243)	$55,143

Net Income	—	—	—	5,605	—	5,605
Dividends paid on common stock ($0.28 per share)	—	—	—	(1,226)	—	(1,226)
Repurchase of common stock	(21,000)	(45)	(270)	—	—	(315)
Other comprehensive income	—	—	—	—	2,238	2,238

Balance at December 31, 2019	4,357,436	$9,325	$31,225	$20,900	$(5)	$61,445

Net Income	—	—	—	4,980	—	4,980
Dividends paid on common stock ($0.28 per share)	—	—	—	(1,215)	—	(1,215)
Repurchase of common stock	(18,000)	(39)	(236)	—	—	(275)
Other comprehensive income	—	—	—	—	1,797	1,797

Balance at December 31, 2020	4,339,436	$9,286	$30,989	$24,665	$1,792	$66,732

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net Income	$4,980	$5,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,029	1,666
Stock based compensation expense	106	106
Net amortization and accretion of premiums and discounts on securities	405	398
Amortization of debt issuance costs	2	—
(Gain) on sales of available-for-sale securities	(644)	(394)
(Gain) on sales of loans held for sale	(7,812)	(4,254)
Proceeds from sales of loans held for sale	303,085	165,097
Origination of loans held for sale	(298,154)	(163,394)
Provision for loan losses	2,548	523
(Gain) loss on sale of other real estate owned	(29)	19
Impairment of other real estate owned	437	287
Benefit for deferred income taxes	(838)	(17)
Bank owned life insurance income	(436)	(679)
(Increase) in interest receivable	(484)	(124)
Decrease (increase) in other assets	(474)	421
(Decrease) increase in interest payable	(88)	46
Increase in other liabilities	566	286

Net cash provided by operating activities	$5,199	$5,592

Cash flows from investing activities
Purchases of securities available-for-sale	$(51,150)	$(16,991)
Proceeds from maturities, calls and paydowns of securities available-for-sale	9,837	3,171
Proceeds from sale of securities available-for-sale	13,313	9,733
Purchases of bank owned life insurance	(2,280)	—
Life insurance proceeds	405	—
Purchase of Federal Home Loan Bank stock	(45)	(44)
Proceeds from sale of other real estate owned	844	570
Origination of loans, net of principal collected	(31,226)	(44,566)
Purchases of premises and equipment	(1,751)	(4,398)

Net cash (used in) investing activities	$(62,053)	$(52,525)

Cash flows from financing activities
Net increase in deposits	$115,508	$37,416
Principal payments on finance lease obligations	(414)	(156)
Repurchase of common stock	(275)	(315)
Dividends paid to common stockholders	(1,215)	(1,226)
Proceeds from sale of capital notes, net of issuance costs	10,025	—
Retirement of capital notes	(5,000)	—

Net cash provided by financing activities	$118,629	$35,719

Increase (decrease) in cash and cash equivalents	61,775	(11,214)
Cash and cash equivalents at beginning of period	$39,111	$50,325

Cash and cash equivalents at end of period	$100,886	$39,111

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2020	2019
Non cash transactions
Transfer of loans to other real estate owned	$18	$785
Fair value adjustment for securities available-for-sale	2,274	2,833
Lease liabilities arising from right-of-use assets	—	6,373

Cash transactions
Cash paid for interest	$4,628	$5,218
Cash paid for income taxes	1,585	120

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

December 31, 2020 and 2019

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

December 31, 2020 and 2019

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

Paycheck Protection Program Loans

In 2020, the Company participated in the Paycheck Protection Program (PPP). The PPP commenced subsequent to the passage of the Coronavirus Aid, Relief and Economic Security (CARES) Act in March 2020 and was later expanded by the Paycheck Protection Program and Health Care Enhancement Act of April 2020. The PPP was designed to provide U.S. small businesses with cash-flow assistance during the COVID-19 pandemic through loans that are fully guaranteed by the Small Business Administration (SBA) which may be forgiven upon satisfaction of certain criteria. As of December 31, 2020, the Company had 379 PPP loans with outstanding balances totaling $42.46 million. As compensation for originating the loans, the Company received lender processing fees from the SBA, which were deferred, along with the related loan origination costs. These net fees are being accreted to interest income over the remaining contractual lives of the loans. Upon forgiveness of a PPP loan and repayment by the SBA, which may be prior to the loan’s maturity, the remainder of any unrecognized net fees are recognized in interest income. The Company has continued to participate in the newest round of the PPP during the first quarter of 2021.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

The allowance consists of specific and general components. The specific component relates to loans that are considered impaired. For such loans that are classified as impaired, an allowance is established when the collateral value of the impaired loan or discounted cash flows is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.

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

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 2—Summary of significant accounting policies (continued)

Management considers the following when calculating its loan loss reserve requirement:

o

In accordance with current accounting rules (ASC 310) and the Bank’s impairment methodology, the Bank performs an individual impairment analysis on all loans having a principal balance greater than $100,000 (unless related to another classified relationship or a TDR) with a risk rating of substandard, doubtful, and loss (our internal risk ratings of 7 through 9).

o

In accordance with current accounting rules (ASC 450), the Bank examines historical charge-off data by segment in order to determine historical loss rates which are applied to specific pools of loans which carry similar risk characteristics. The Bank updates its historical charge-off data quarterly and adjusts the reserve accordingly.

o

The Bank assesses various qualitative factors to adjust the historical loss rates described above to management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Such factors include levels and trends of delinquent and non-accrual loans, economic conditions, trends in charge-offs, loan concentrations, lending policies and procedures, lending management, changes in the value of underlying collateral, the effect of external factors such as legal and regulatory requirements, and other factors, as deemed appropriate.

At December 31,2020, commercial loans included $42.46 million of PPP loans. The Company does not maintain an allowance on these balances as they are 100% guaranteed by the SBA.

Troubled debt restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loans reach non-accrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. In cases where borrowers are granted new terms that generally (although not required to be considered a TDR) provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Bank had $392 and $410 classified as TDRs as of December 31, 2020 and 2019, respectively.

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

December 31, 2020 and 2019

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

Transfers of financial assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from theBank – put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

December 31, 2020 and 2019

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income. At December 31, 2020 and 2019, there were no liabilities recorded for unrecognized tax benefits.

Stock-based compensation plans

Compensation cost is recognized for stock-based awards issued to employees based on the fair value of the awards. The Black-Scholes valuation model is utilized to estimate the fair value of stock options and the market value of the Company’s common stock on the date of grant is used for restricted stock awards. Restricted stock units, which may be settled in stock or in cash, are a liability classified with the fair value initially measured at the market value of the Company’s common stock on the date of grant. These awards are subsequently remeasured to the fair value of the Company’s common stock in each reporting period. Compensation cost is recognized over the vesting period of the awards and the Company’s policy is to recognize forfeitures as they occur.

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

Reclassifications

Management has made certain immaterial reclassifications to the prior year financial statements to conform to the 2020 presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

Comprehensive income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains (losses) on available-for-sale securities.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 2—Summary of significant accounting policies (continued)

Marketing

The Company expenses advertising costs as incurred. Advertising expenses were $667 and $866 for 2020 and 2019, respectively.

Note 3—Restrictions on cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements were approximately $0 and $15,716 for the weeks including December 31, 2020 and 2019, respectively. The Federal Reserve announced they were reducing the reserve requirement ratio to zero percent across all deposit tiers as of March 26, 2020. This comes as the COVID-19 pandemic continues to impact much of the way financial institutions both operate and serve their customers.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 4—Securities

A summary of the amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

		December 31, 2020
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Held-to-maturity
U.S. agency obligations	$3,671	$521	$—	$4,192

Available-for-sale
U.S. Treasuries	$2,000	$27	$—	$2,027
U.S. agency obligations	40,111	1,544	(335)	41,320
Mortgage-backed securities	15,461	241	(6)	15,696
Municipals	24,275	594	(96)	24,773
Corporates	6,070	299	—	6,369

	$87,917	$2,705	$(437)	$90,185

		December 31, 2019
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Held-to-maturity
U.S. agency obligations	$3,688	$173	$—	$3,861

Available-for-sale
U.S. Treasuries	$1,966	$—	$(2)	$1,964
U.S. agency obligations	32,163	278	(333)	32,108
Mortgage-backed securities	10,328	42	(106)	10,264
Municipals	11,118	117	(13)	11,222
Corporates	4,086	32	(21)	4,097

	$59,661	$469	$(475)	$59,655

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 4—Securities (continued)

Temporarily Impaired Securities

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2020 and 2019:

December 31, 2020	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity
U.S. agency obligations	$—	$—	$—	$—	$—	$—
Available-for-sale
U.S. Treasuries	—	—	—	—	—	—
U.S. agency obligations	15,808	335	—	—	15,808	335
Mortgage-backed securities	8,201	6	—	—	8,201	6
Municipals	8,202	96	—	—	8,202	96
Corporates	—	—	—	—	—	—

Total temporarily impaired securities	$32,211	$437	$—	$—	$32,211	$437

December 31, 2019	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
U.S. agency obligations	$—	$—	$—	$—	$—	$—
Available-for-sale
U.S. Treasuries	—	—	1,964	2	1,964	2
U.S. agency obligations	12,395	218	12,048	115	24,443	333
Mortgage-backed securities	—	—	6,609	106	6,609	106
Municipals	—	—	2,736	13	2,736	13
Corporates	—	—	1,042	21	1,042	21

Total temporarily impaired securities	$12,395	$218	$24,399	$257	$36,794	$475

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 4—Securities (continued)

U.S. agency obligations. The unrealized losses on the seven investments in U.S. agency obligations at December 31, 2020 were caused by an increase in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2020. Each of these seven investments carries an S&P investment grade rating of AA or better.

Mortgage-backed securities. The unrealized loss on the two investments in U.S. government agency mortgage-backed securities at December 31, 2020 was caused by an increase in interest rates. The contractual terms of those investments does not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2020. Each of these two investments carries an S&P investment grade rating of AAA.

Municipals. The unrealized losses on the nine investments in municipal obligations at December 31, 2020 were caused by an increase in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2020. Each of these nine investments carries an S&P investment grade rating of A or above.

The amortized costs and fair values of securities at December 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Values	Amortized Cost	Fair Values
Due in one year or less	$—	$—	$501	$501
Due after one year through five years	—	—	12,634	13,022
Due after five years through ten years	398	452	39,437	40,936
Due after ten years	3,273	3,740	35,345	35,726

	$3,671	$4,192	$87,917	$90,185

The Bank received $13,313 and $9,733 in proceeds from sales of securities available-for-sale in 2020 and 2019, respectively. Gross realized gains amounted to $644 and $394 in 2020 and 2019, respectively. Gross realized losses amounted to $0 in both years.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 4—Securities (continued)

At December 31, 2020 and 2019, securities with a carrying value of $31,202 and $22,307, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

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

December 31, 2020 and 2019

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

December 31, 2020 and 2019

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

December 31, 2020 and 2019

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

A summary of loans, net is as follows:

	December 31,
	2020	2019
Commercial	$145,145	$114,257
Commercial real estate	309,563	303,900
Consumer	92,344	89,945
Residential	62,038	70,001

Total loans (1)	609,090	578,103

Less allowance for loan losses	7,156	4,829

Net loans	$601,934	$573,274

(1)	Includes net deferred (fees) and costs/premiums of ($18) and $572 as of December 31, 2020 and 2019, respectively.

The amounts of overdraft reclassified as loans were $43 and $86 as of December 31, 2020 and 2019, respectively.

The Company’s officers, directors and their related interests have various types of loan relationships with the Bank. The total outstanding balances of these related party loans at December 31, 2020 and 2019 were $12,075 and $12,682 respectively. During 2020, new loans and advances amounted to $3,326 and repayments amounted to $4,221.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 5—Loans and allowance for loan losses (continued)

The following tables set forth information regarding impaired and non-accrual loans as of December 31, 2020 and 2019:

Loans on Non-Accrual Status

	As of December 31,
	2020	2019
Commercial	$121	$262
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	940	262
Commercial Mortgages-Non-Owner Occupied	552	450
Commercial Construction	—	—
Consumer
Consumer Unsecured	—	—
Consumer Secured	240	47
Residential:
Residential Mortgages	210	280
Residential Consumer Construction	—	—

Totals	$2,063	$1,301

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 5—Loans and allowance for loan losses (continued)

	Impaired Loans (dollars in thousands) As of and For the Year Ended December 31, 2020
2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$341	$341	$—	$405	$30
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,143	2,496	—	2,305	135

Commercial Mortgage Non-Owner Occupied	639	677	—	601	43
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	343	346	—	225	16
Residential
Residential Mortgages	1,347	1,415	—	1,319	62
Residential Consumer Construction	—	—	—	—	—

With an Allowance Recorded:
Commercial	$4	$4	$4	$6	$—
Commercial Real Estate
Commercial Mortgages-Owner Occupied	—	—	—	6	—

Commercial Mortgage Non-Owner Occupied	—	—	—	7	—
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	—	—	—	—	—
Residential
Residential Mortgages	—	—	—	70	—
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$345	$345	$4	$411	$30
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,143	2,496	—	2,311	135

Commercial Mortgage Non-Owner Occupied	639	677	—	608	43
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	343	346	—	225	16
Residential
Residential Mortgages	1,347	1,415	—	1,389	62
Residential Consumer Construction	—	—	—	—	—

	$4,817	$5,279	$4	$4,944	$286

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 5—Loans and allowance for loan losses (continued)

The following tables set forth the allowance for loan losses activity for the years ended December 31, 2020 and 2019:

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Year Ended December 31, 2020

2020	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:

Beginning Balance	$1,330	$1,932	$865	$702	$4,829
Charge-Offs	(96)	(224)	(75)	(53)	(448)
Recoveries	20	139	53	15	227
Provision	747	1,703	25	73	2,548

Ending Balance	2,001	3,550	868	737	7,156

Ending Balance: Individually evaluated for impairment	4	—	—	—	4

Ending Balance: Collectively evaluated for impairment	1,997	3,550	868	737	7,152

Totals:	$2,001	$3,550	$868	$737	$7,156

Financing Receivables:
Ending Balance: Individually evaluated for impairment	345	2,782	343	1,347	4,817

Ending Balance: Collectively evaluated for impairment	144,800	306,781	92,001	60,691	604,273

Totals:	$145,145	$309,563	$92,344	$62,038	$609,090

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 5 – Loans and allowance for loan losses (continued)

Age Analysis of Past Due Loans as of December 31, 2020
2020	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$157	$—	$—	$157	$144,988	$145,145	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	38	—	842	880	107,342	108,222	—
Commercial Mortgages-Non-Owner Occupied	252	116	394	762	170,307	171,069	—
Commercial Construction	—	—	—	—	30,272	30,272	—
Consumer:
Consumer Unsecured	7	—	—	7	3,764	3,771	—
Consumer Secured	309	27	229	565	88,008	88,573	—
Residential:
Residential Mortgages	575	243	210	1,028	45,868	46,896	—
Residential Consumer Construction	—	—	—	—	15,142	15,142	—

Total	$1,338	$386	$1,675	$3,399	$605,691	$609,090	$—

Age Analysis of Past Due Loans as of December 31, 2019
2019	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days & Accruing
Commercial	$146	$1,084	$116	$1,346	$112,911	$114,257	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	234	192	143	569	104,223	104,792	—
Commercial Mortgages-Non-Owner Occupied	58	9	450	517	181,730	182,247	—
Commercial Construction	—	—	—	—	16,861	16,861	—
Consumer:
Consumer Unsecured	52	3	—	55	6,812	6,867	—
Consumer Secured	316	130	21	467	82,611	83,078	—
Residential:
Residential Mortgages	595	576	280	1,451	53,833	55,284	—
Residential Consumer Construction	492	—	—	492	14,225	14,717	—

Total	$1,893	$1,994	$1,010	$4,897	$573,206	$578,103	$—

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 5 – Loans and allowance for loan losses (continued)

	Credit Quality Information - by Class December 31, 2020

2020	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$133,075	$4,332	$7,386	$352	$—	$145,145
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	98,623	3,028	4,428	2,143	—	108,222
Commercial Mortgages-Non-Owner Occupied	161,300	7,277	1,682	810	—	171,069
Commercial Construction	30,272	—	—	—	—	30,272
Consumer
Consumer Unsecured	3,740	—	30	1	—	3,771
Consumer Secured	88,044	—	—	529	—	88,573
Residential:
Residential Mortgages	45,441	—	—	1,455	—	46,896
Residential Consumer Construction	15,142	—	—	—	—	15,142

Totals	$575,637	$14,637	$13,526	$5,290	$—	$609,090

	Credit Quality Information - by Class December 31, 2019

2019	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$108,907	$313	$4,518	$519	$—	$114,257
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	93,553	446	8,316	2,477	—	104,792
Commercial Mortgages-Non-Owner Occupied	175,471	5,118	994	664	—	182,247
Commercial Construction	16,572	289	—	—	—	16,861
Consumer
Consumer Unsecured	6,867	—	—	—	—	6,867
Consumer Secured	82,860	—	—	218	—	83,078
Residential:
Residential Mortgages	53,714	—	—	1,570	—	55,284
Residential Consumer Construction	14,416	301	—	—	—	14,717

Totals	$552,360	$6,467	$13,828	$5,448	$—	$578,103

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 5 – Loans and allowance for loan losses (continued)

Troubled Debt Restructurings (TDRs)

There were no loan modifications that would have been classified as Troubled Debt Restructurings (TDR) during the twelve months ended December 31, 2020 or 2019.

Loans that were previously classified as TDRs in prior periods and currently outstanding are factored into the determination of the allowance for loan losses and are included in the Bank’s impaired loan analysis and individually evaluated for impairment.

At December 31, 2020 and December 31, 2019, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

There were no loan modifications classified as TDRs within the last twelve months that defaulted (90 days past due) during the twelve months ended December 31, 2020 and 2019.

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

During the year ended December 31, 2020, the Bank modified a total of 191 loans with principal balances totaling approximately $95 million. As of December 31, 2020, 4 of the 191 previously modified loans remain in deferment. The principal balance of these 4 loans is approximately $7.06 million, which represents 1.16% of the total loan portfolio. Of the total deferrals, 3 loans, or approximately $6.8 million, are for deferrals of principal only and 1 loan, or approximately $270,000, is for principal and interest deferment.

If a customer requests a second modification, an extensive evaluation of the circumstances surrounding the need for the request is conducted. Procedurally, a commercial borrower will be required to present financial forecasts, proof of business sustainability, and verification of sources of repayment to the primary loan officer, the Chief Lending Officer, and the Chief Credit Officer before a second deferral is granted. Retail borrowers are also required to submit in writing the reason for the need for a second deferral request before an additional deferral is granted. Relationships whose situations do not warrant a second deferral will most likely be downgraded and subsequently evaluated for specific impairment within the allowance for loan loss. We are not currently evaluating any relationships, for additional deferrals.

In accordance with provisions of Section 4013 of the CARES Act (March 2020) and the Joint Interagency Regulatory Guidance (March 2020, revised April 2020), the above modifications were not considered to be TDRs. The CARES Act addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2020 are not TDRs. The Interagency Guidance encouraged financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19 and explained that in consultation with the Financial Accounting Standards Board (FASB) staff, the federal banking agencies concluded that short-term modifications (e.g. six months or less) made on a good faith basis to borrowers who were current as of the implementation date of a relief program and not TDRs. In December 2020, the Consolidated Appropriations Act extended the period established by Section 4013 pf the CARES Act for providing temporary relief from TDR classification to the

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 5 – Loans and allowance for loan losses (continued)

earlier of January 1, 2022 or 60 days after the date when the national emergency concerning COVID-19 terminates.

Note 6 – Other real estate owned

At December 31, 2020 and 2019, OREO was $1,105 and $2,339 respectively. OREO is primarily comprised of residential properties and non-residential properties associated with commercial relationships. As of December 31, 2020 and 2019 respectively, there were no consumer mortgage loans secured by residential real estate that were in the process of foreclosure. The following table represents the changes in OREO balance in 2020 and 2019.

OREO Changes

	Year Ended December 31,
	2020	2019
Balance at the beginning of the year	$2,339	$2,430
Transfers from Loans	18	785
Capitalized costs	—	—
Valuation adjustments	(437)	(287)
Sales	(844)	(570)
Gain (loss) on sales	29	(19)

Balance at the end of the year	$1,105	$2,339

There were no residential properties being carried in OREO as of December 31, 2020. There were four residential properties being carried in OREO at a value of $325 as of December 31, 2019.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 7 – Premises and equipment

Premises and equipment at December 31, 2020 and 2019 are summarized as follows:

	December 31,
	2020	2019
Land	$3,302	$3,302
Building and improvements	9,956	9,983
Property for future expansion	2,102	1,077
Furniture and equipment	7,652	9,298
Leasehold improvements	3,003	3,462
Software	1,964	2,849

	27,979	29,971

Less accumulated depreciation	10,997	13,273

Net premises and equipment	$16,982	$16,698

Total depreciation and amortization expense related to premises and equipment for the years ended December 31, 2020 and 2019 was $1,467 and $1,126, respectively.

Note 8 – Deposits

A summary of deposit accounts is as follows:

	December 31,
	2020	2019
Demand
Noninterest bearing	$143,345	$93,936
Interest bearing	362,780	274,602
Savings	100,726	88,219
Time, $250,000 or more (1)	25,499	40,751
Other time	132,617	151,951

	$764,967	$649,459

(1)	Includes brokered certificates of deposit of $10,020 as of December 31, 2019. There were no brokered certificates of deposit outstanding at December 31, 2020.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 8 – Deposits (continued)

At December 31, 2020, maturities of time deposits are scheduled as follows:

Year Ending December 31,	Amount
2021	$100,220
2022	40,998
2023	6,564
2024	2,028
2025 and thereafter	8,306

$158,116

The Bank held deposits from the Company’s officers, directors and their related interests of $11,534 and $16,694 at December 31, 2020 and 2019, respectively.

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

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 9 – Business Segments (continued)

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for years ended December 31, 2020 and 2019 was as follows:

Business Segments

	Community Banking	Mortgage	Total
For the year ended December 31, 2020
Net interest income	$25,146	$—	$25,146
Provision for loan losses	2,548	—	2,548

Net interest income after provision for loan losses	22,598	—	22,598
Noninterest income	3,163	7,812	10,975
Noninterest expenses	22,275	5,119	27,394

Income before income taxes	3,486	2,693	6,179
Income tax expense	633	566	1,199

Net income	$2,853	$2,127	$4,980

Total assets	$843,323	$8,063	$851,386

For the year ended December 31, 2019
Net interest income	$24,552	$—	$24,552
Provision for loan losses	523	—	523

Net interest income after provision for loan losses	24,029	—	24,029
Noninterest income	2,934	4,254	7,188
Noninterest expenses	21,154	3,129	24,283

Income before income taxes	5,809	1,125	6,934
Income tax expense	1,093	236	1,329

Net income	$4,716	$889	$5,605

Total assets	$720,965	$4,429	$725,394

Note 10 – Capital notes

On April 13, 2020, the Company commenced a private placement of unregistered debt securities (the “2020 Offering”). In the 2020 Offering, the Company sold and closed $10,050,000 in principal of notes (the “2020 Notes”) during the 2nd and 3rd quarters of 2020. The 2020 Offering officially ended on July 8, 2020. The 2020 Notes bear interest at the rate of 3.25% per year with interest payable quarterly in arrears. The 2020 Notes will mature on September 30, 2025 and are subject to full or partial repayment on or after September 30, 2021. The balance of the 2020 Notes as of December 31, 2020 is presented net of unamortized issuance costs on the Consolidated Balance Sheet.

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

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 11 – Other borrowings

Short-term borrowings may consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings may also include Federal funds purchased, which are unsecured overnight borrowings from other financial institutions. There was no utilization of short-term borrowings in 2020 or 2019 other than one day nominal balances to test the lines. Average balances were less than $1 for both years.

Unsecured federal fund lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $13,000, Zions Bank, $4,000, PNC Bank, $6,000 and First National Bankers’ Bank, $10,000. In addition, the Bank maintains a $5,000 reverse repurchase agreement with Suntrust (Truist) whereby securities may be pledged as collateral in exchange for funds for a minimum of 30 days with a maximum of 90 days. The Bank also maintains a secured federal funds line with Community Bankers’ Bank whereby it may pledge securities as collateral with no specified minimum or maximum amount or term. The current amount available on the secured line based on the securities currently pledged is $8,055.

The Bank is also a member of the Federal Home Loan Bank of Atlanta (“FHLBA”). The Bank’s available credit through the FHLBA was $212,366 as of December 31, 2020, the most recent calculation. The Bank must pledge collateral in order to access the FHLBA available credit. Currently the Bank has pledged to the FHLBA approximately $38,515 in 1-4 family residential mortgages which, after adjustments for the loan-to-value requirements by the FHLBA, would allow the Bank to access up to $28,796 in credit without pledging any additional collateral.

As of December 31, 2020, and 2019 there are no outstanding balances on any of the credit facilities mentioned above.

Note 12 – Income taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2017.

Income tax expense attributable to income before income tax expense is summarized as follows:

	December 31,
	2020	2019
Current federal income tax expense	$2,037	$1,346
Deferred federal income tax expense (benefit)	(838)	(17)

Income tax expense	$1,199	$1,329

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 12 – Income taxes (continued)

Income tax expense differed from amounts computed by applying the U.S. Federal income tax rate of 21% to income before income tax expense as a result of the following:

	2020	2019
Computed “expected” income tax expense	$1,298	$1,456
Increase (reduction) in income tax resulting from:
Non-taxable income	(94)	(143)
Non-deductible expenses	12	13
Other	(17)	3

Income tax expense	$1,199	$1,329

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

	December 31,
	2020	2019
Deferred tax assets
Lease liabilities	$1,151	$1,249
Allowance for loan losses	1,503	1,015
Unrealized losses on available-for-sale securities	—	1
OREO	239	194
Non-accrual interest	130	251
Deferred Compensation	564	84
Other	27	22

Gross deferred tax assets	3,614	2,816

Deferred tax liabilities
Right-of-use assets	1,105	1,223
Depreciation	410	312
Unrealized gains on available-for-sale securities	476	—
Other	85	104

Gross deferred tax liabilities	2,076	1,639

Net deferred tax asset	$1,538	$1,177

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

The basic and diluted earnings per share calculations are as follows:

	Years ended December 31,
	2020	2019
Numerator:
Net income available to stockholders	$4,980	$5,605

Basic EPS weighted average shares outstanding	4,341,575	4,375,814
Effect of dilutive securities:
Incremental shares attributable to stock options	—	5,783

Diluted EPS weighted-average shares outstanding	4,341,575	4,381,597

Basic earnings per common share	$1.15	$1.28

Diluted earnings per common share	$1.15	$1.28

In 2020, all restricted stock units (RSUs) were excluded from calculating diluted earnings per share as the Company elected to settle units vesting in January 2020 wholly in cash. Going forward, management has adopted a cash settlement policy for all currently outstanding RSUs. Prior to 2020, the presumption was that the shares would be settled in common stock and the RSUs were included in the calculation of diluted EPS. There were no potentially dilutive shares excluded from the 2019 earnings per share calculation because they were anti-dilutive.

Note 14 – Employee Benefit plans

Defined contribution benefit plan. The Company adopted a 401(k) defined contribution plan on October 1, 2000, which is administered by the Virginia Bankers’ Association. Participants have the right to contribute up to a maximum of 19% of pretax annual compensation or the maximum allowed under Section 401(g) of the Internal Revenue Code, whichever is less. The Company contributed $373 and $347 to the plan on behalf of the employees for the years ended December 31, 2020 and 2019, respectively.

Supplemental Executive Retirement Plan. A Supplemental Executive Retirement Plan (SERP) was established to provide participating executives (as determined by the Company’s Board of Directors) with benefits that cannot be provided under the 401(k) as a result of limitations imposed by the Internal Revenue Code. The SERP will also provide benefits to eligible employees or their survivors, as applicable, if they die, retire, or are terminated under certain circumstances. SERP expense totaled $471 and $399 for the years ended December 31, 2020 and 2019, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 14 – Employee Benefit plans (continued)

The Company funds the plan through a modified endowment contract. Income recorded for the plan represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of December 31, 2020 and 2019, the life insurance policies had cash surrender values of approximately $16,355 and $13,686, respectively.

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

In 2020 and 2019, all shares purchased pursuant to the ESPP were purchased on the open market and consequently the Company issued no common shares in connection with the ESPP during the year ended December 31, 2020 and 2019.

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

On January 2, 2019, the Company granted its first block of equity compensation under the 2018 Incentive Plan consisting of 24,500 restricted stock units. The recipients of restricted stock units do not receive shares of the Company’s stock immediately, but instead receive shares, or cash compensation, or some combination of the two, upon satisfying the requisite service period specified by the terms and conditions of the grant. Additionally, the recipients of restricted stock units do not enjoy the same rights as other holders of the Company’s common stock until the units have vested and as such, they do not have voting rights or rights to nonforfeitable dividends. The related compensation expense is based on the fair value of the Company’s stock. Shares vest over 3 years in thirds with the first one-third vesting one year from the grant date. The total expense recognized for the years ended December 31, 2020 and 2019, in connection with the restricted stock unit awards was approximately $106 in each year. There were no forfeitures during the years ended December 31, 2020 and 2019. There were no new grants in the year ended December 31, 2020. The fair value of shares which vested in 2020 was $128.

At December 31, 2020, the unrecognized stock-based compensation expense related to unvested restricted stock awards amounted to approximately $106. The unrecognized expense will be recognized ratably over the remaining vesting period of one year. The Company accounts for forfeitures as they occur.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 16 – Dividend Reinvestment Plan

The Company has in effect a Dividend Reinvestment Plan (DRIP) which provides an automatic conversion of dividends into common stock for enrolled shareholders. The Company may issue common shares to the DRIP or purchase common shares on the open market. Common shares are purchased on the open market at a price that based on the weighted average price of all shares purchased by the broker-dealer on the open market from each aggregate order placed by the Plan Administrator. In 2019 and 2020, all shares purchased through the DRIP were purchased on the open market and consequently the Company issued no common shares to the DRIP during the years ended December 31, 2019 and 2020.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2020 that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual regulatory capital amounts and ratios for December 31, 2020 and 2019 are also presented in the table below.

In addition to the minimum regulatory capital required for capital adequacy purposes the Bank is required to maintain a minimum Capital Conservation Buffer above those minimums in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The Capital Conservation Buffer was 2.5% at December 31, 2020 and 2019, and is applicable for the Common Equity Tier 1, Tier 1, and Total Capital Ratios.

As of December 31, 2020, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

To be categorized as well capitalized under the prompt corrective action regulations, the Bank must maintain minimum total risk-based, CET1 Tier I risk-based and Tier I leverage ratios as set forth in the following table.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 18 – Regulatory matters (continued)

The capital ratios for the Bank for 2020 and 2019 are set forth in the following table:

	December 31, 2020
	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Total capital
(to risk-weighted assets)	$77,844	12.25%	$66,722	>10.500%	$63,545	> 10.00%
Tier I capital
(to risk-weighted assets)	$70,688	11.12%	$54,013	>8.50%	$50,836	> 8.00%
Common Equity Tier 1 capital
(to risk-weighted assets)	$70,688	11.12%	$44,481	>7.00%	$41,304	>6.50%
Tier I capital (leverage)
(to average assets)	$70,688	8.28%	$34,142	> 4.00%	$42,678	> 5.00%

(1)	Includes capital conservation buffer of 2.50% where applicable.

	December 31, 2019
	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Total capital
(to risk-weighted assets)	$71,090	11.54%	$64,708	>10.500%	$61,627	> 10.00%
Tier I capital
(to risk-weighted assets)	$66,261	10.75%	$52,383	>8.50%	$49,302	> 8.00%
Common Equity Tier 1 capital
(to risk-weighted assets)	$66,261	10.75%	$43,139	>7.00%	$40,057	>6.50%
Tier I capital (leverage)
(to average assets)	$66,261	9.13%	$29,016	> 4.00%	$36,270	> 5.00%

(1)	Includes capital conservation buffer of 2.50% where applicable.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

At December 31, 2020, the Bank had rate lock commitments to originate mortgage loans through its Mortgage Division amounting to approximately $34,952 and loans held for sale of $7,102. The Bank has entered into corresponding commitments with third party investors to sell each of these loans that close. No other obligation exists.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 19 – Financial instruments with off-balance-sheet risk (continued)

Financial instruments whose contract amounts represent credit risk are as follows:

	Contract Amounts at December 31,
	2020	2019

Commitments to extend credit	$152,834	$134,186

Standby letters of credit	$3,552	$3,469

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

The Bank maintains a significant portion of its cash balances with one financial institution. Uninsured cash balances as of December 31, 2020 were approximately $5,544 which consisted of the total balances in one account at the Federal Home Loan Bank of Atlanta (FHLBA), as well as the balances (net of $250 FDIC coverage) held in one account at Community Bankers’ Bank, one account at Suntrust (now Truist), one account at Zions Bank, and one account held at First National Bankers’ Bank. Uninsured cash balances as of December 31, 2019 were approximately $6,300 which consisted of the total balances in the same accounts referenced for 2020 above.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

December 31, 2020 and 2019

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

Derivatives Assets/Liabilities – Interest Rate Lock Commitments (IRLCs)

Beginning in 2020, the Company recognizes IRLCs at fair value based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate lock commitments will close. All of the Company’s IRLCs are classified as Level 3. The fair value of interest rate lock commitments was considered immaterial at December 31, 2019

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 21 – Fair value measurements (continued)

		Fair Value at December 31, 2020
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasuries	$2,027	$—	$2,027	$—
U.S. agency obligations	41,320	—	41,320	—
Mortgage-backed securities	15,696	—	15,696	—
Municipals	24,773	—	24,773	—
Corporates	6,369	—	6,369	—

Total available-for-sale securities	$90,185	$—	$90,185	$—

IRLCs – asset	425	—	—	425

Total assets at fair value	$90,610	$—	$90,185	$425

		Fair Value at December 31, 2019
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasuries	$1,964	$—	$1,964	$—
U.S. agency obligations	32,108	—	32,108	—
Mortgage-backed securities	10,264	—	10,264	—
Municipals	11,222	—	11,222	—
Corporates	4,097	—	4,097	—

Total available-for-sale securities	$59,655	$—	$59,655	$—

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2020 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
IRLCs - asset	$425	Market approach	Range of pull through rate	85%

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 21 – Fair value measurements (continued)

Loans held for sale

Loans held for sale are measured at lower of cost or fair value. Under ASC 820, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. Because quotes and bids on loans held for sale are available in active markets, loans held for sale are considered to be Level 2. No nonrecurring fair value adjustments were recorded during the years ended December 31, 2020 and 2019. Gains and losses on the sale of loans are recorded in noninterest income on the Consolidated Statements of Income.

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

Real estate acquired through foreclosure is transferred to other real estate owned (“OREO”). The measurement of loss associated with OREO at the date of transfer from loans is based on the fair value of the collateral less anticipated selling costs compared to the unpaid loan balance. Subsequent changes in fair value are recorded in noninterest expense on the Consolidated Statements of Income. The value of OREO collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using market data.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 21 – Fair value measurements (continued)

Any fair value adjustments are recorded in the period incurred and expensed against current earnings. The carrying values of all OREO are considered to be Level 3.

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period.

		Fair Value at December 31, 2020
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans*	$1,829	$—	$—	$1,829

Other real estate	$1,105	$—	$—	$1,105

*	Includes loans charged down to the net realizable value of the collateral.

		Fair Value at December 31, 2019
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans*	$1,239	$—	$—	$1,239

Other real estate	$2,339	$—	$—	$2,339

*	Includes loans charged down to the net realizable value of the collateral.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 21 – Fair value measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2020 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,829	Discounted appraised value	Selling cost	0% - 10% (8%)

			Discount for lack of marketability and age of appraisal	0% - 20% (6%)

OREO	$1,105	Discounted appraised value	Selling cost	10%

			Discount for lack of marketability and age of appraisal	0% - 27% (26%)

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2019 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,239	Discounted appraised value	Selling cost	0% - 10% (8%)

			Discount for lack of marketability and age of appraisal	0% - 20% (6%)

OREO	$2,339	Discounted appraised value	Selling cost	0% - 10% (6%)

			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments, including those financial assets and financial liabilities that are not required to be measured and reported at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the following tables whether or not recognized on the Consolidated Balance Sheets at fair value. Fair values for December 31, 2020 and 2019 were estimated using an exit price notion.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 21 – Fair value measurements (continued)

		Fair Value Measurements at December 31, 2020 using
Assets	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance
Cash and due from banks	$31,683	$31,683	$—	$—	$31,683
Fed funds sold	69,203	69,203	—	—	69,203
Securities
Available-for-sale	90,185	—	90,185	—	90,185
Held-to-maturity	3,671	—	4,192	—	4,192
Restricted stock	1,551	—	1,551	—	1,551
Loans, net	601,934	—	—	598,745	598,745
Loans held for sale	7,102	—	7,102	—	7,102
Interest receivable	2,350	—	2,350	—	2,350
BOLI	16,355	—	16,355	—	16,355
Derivaties	425	—	—	425	425
Liabilities
Deposits	$764,967	$—	$766,212	$—	$766,212
Capital notes	10,027	—	9,003	—	9,003
Interest payable	85	—	85	—	85

		Fair Value Measurements at December 31, 2019 using
Assets	Carrying Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$30,794	$30,794	$—	$—	$30,794
Fed funds sold	8,317	8,317	—	—	8,317
Securities
Available-for-sale	59,655	—	59,655	—	59,655
Held-to-maturity	3,688	—	3,861	—	3,861
Restricted stock	1,506	—	1,506	—	1,506
Loans, net	573,274	—	—	569,850	569,850
Loans held for sale	4,221	—	4,221	—	4,221
Interest receivable	1,866	—	1,866	—	1,866
BOLI	13,686	—	13,686	—	13,686
Liabilities
Deposits	$649,459	$—	$651,479	$—	$651,479
Capital notes	5,000	—	4,795	—	4,795
Interest payable	173	—	173	—	173

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 22 – Revenue Recognition

Substantially all of the Company’s revenue from contracts with customers that is within the scope of ASC 606, “Revenue from Contracts with Customers” is reported within noninterest income. Certain other in-scope such as gains and losses on OREO and gains and losses on premises and equipment are recorded in noninterest expense. The recognition of interest income and certain sources of noninterest income (e.g. gains on securities transactions, bank-owned life insurance income, gains on loans held-for-sale, etc.) are governed by other areas of U.S. GAAP. Significant revenue streams that are within the scope of ASC 606 and included in noninterest income are discussed in the following paragraphs.

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

Other

Other noninterest income consists of other recurring revenue streams such as commissions from sales of mutual funds and other investments, safety deposit box rental fees, and other miscellaneous revenue streams. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. Safe deposit box rental fees are charged to the

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 22 – Revenue Recognition (continued)

customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.

Note 23 – Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842. The Company also elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases. Implementation of the standard resulted in recognition of right-of-use assets and lease liabilities of $3.0 million at the date of adoption, which were related to the Company’s lease of premises used in operations. The right-of-use assets and lease liabilities are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets.

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

The Company currently leases five of its operating locations under long-term leases (greater than 12 months). Leases for three of these locations are classified as operating leases and two are classified as financing leases. Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably certain of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The Bank leases its principal Lynchburg, Virginia, location from Jamesview Investments, LLC, a legal entity which is wholly-owned by William C. Bryant III, a member of the Board of Directors of both Financial and the Bank. This lease is classified as a finance lease and the related lease liability totaled $3.4 million at December 31, 2020.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 23 – Leases (continued)

The following table represents information about the Company’s operating leases:

	December 31,
(Dollars in thousands)	2020	2019
Lease liabilities	$1,390	$1,524
Right-of-use assets	$1,360	$1,508
Weighted average remaining lease term	14.7 years	14.9 years
Weighted average discount rate	3.44%	3.39%

The following table represents information about the Company’s finance leases:

	December 31,
(Dollars in thousands)	2020	2019
Lease liabilities	$4,093	$4,422
Right-of-use assets	$3,902	$4,316
Weighted average remaining lease term	10.2 years	11.2 years
Weighted average discount rate	2.70%	2.70%

	For the Year Ended December 31,
Lease cost (in thousands)	2020	2019
Operating lease cost	$197	$365
Finance lease cost:
Amortization of right-of-use assets	414	242
Interest on lease liabilities	115	71

Total lease cost	$726	$678

Cash paid for amounts included in measurement of operating lease liabilities	$183	$348

Cash paid for amounts included in measurement of finance lease liabilities	$444	$206

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 23 – Leases (continued)

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total of lease liabilities is as follows:

Lease payments due (in thousands)	Operating Lease Liabilities As of December 31, 2020	Finance Lease Liabilities As of December 31, 2020
Twelve months ending December 31, 2021	$111	$454
Twelve months ending December 31, 2022	110	454
Twelve months ending December 31, 2023	110	454
Twelve months ending December 31, 2024	110	479
Twelve months ending December 31, 2025	110	515
Thereafter	1,242	2,366

Total undiscounted cash flows	$1,793	$4,722

Discount	(403)	(629)

Lease liabilities	$1,390	$4,093

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

December 31, 2020 and 2019

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

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs.” This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is not permitted. All entities should apply ASU No. 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.

In March 2020 (Revised in April 2020), various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 24 – Impact of recently issued accounting standards (continued)

considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. In August 2020, a joint statement on additional loan modifications was issued. Among other things, the Interagency Statement addresses accounting and regulatory reporting considerations for loan modifications, including those accounted for under Section 4013 of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act was signed into law on March 27, 2020 to help support individuals and businesses through loans, grants, tax changes and other types of relief. The most significant impacts of the Act related to accounting for loan modifications and establishment of the Paycheck Protection Program (“PPP”). On December 21, 2020, the Consolidated Appropriates Act of 2021 (“CAA”) was passed. The CAA extends or modifies many of the relief programs first created by the CARES Act, including the PPP and treatment of certain loan modifications related to the COVID-19 pandemic. Note 26 in the financial statements discusses COVID-19 and Current Economic Conditions.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 25 – Condensed financial statements of parent company

Financial information pertaining only to Bank of the James Financial Group, Inc. is as follows:

Balance Sheet

	December 31,
	2020	2019
Assets
Cash	$4,400	$212
Taxes receivable	74	15

Investment in subsidiaries	72,482	66,256

Other assets	10	8

Total assets	$76,966	$66,491

Liabilities and stockholders’ equity

Capital notes	$10,027	$5,000
Other liabilities	207	46

Total Liabilities	$10,234	$5,046

Common stock $2.14 par value	$9,286	$9,325
Additional paid-in-capital	30,989	31,225
Retained earnings	24,665	20,900
Accumulated other comprehensive income (loss)	1,792	(5)

Total stockholders’ equity	$66,732	$61,445

Total liabilities and stockholders’ equity	$76,966	$66,491

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 25 – Condensed financial statements of parent company (continued)

Statements of Income
	Years Ended December 31,
	2020	2019

Income
Dividends from subsidiary	$1,000	$1,800

Operating expenses
Interest on capital notes	273	200
Legal and professional fees	159	166
Other expense	136	147

Total expenses	568	513

Income tax (benefit)	(119)	(108)

Income before equity in undistributed income of subsidiaries	551	1,395

Equity in undistributed income of subsidiaries	4,429	4,210

Net income	$4,980	$5,605

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

(dollars in thousands, except per share data)

Note 25 – Condensed financial statements of parent company (continued)

Statements of Cash Flows

	Years Ended December 31,
	2020	2019
Cash flows from operating activities
Net income	$4,980	$5,605

Adjustments to reconcile net income to net cash provided by operating activities
Amortization of debt issuance costs	2	—
(Increase) decrease in income taxes receivable	(59)	10
(Increase) decrease in other assets	(2)	11
Increase (decrease) in other liabilities	161	(12)
Equity in undistributed net (income) of subsidiaries	(4,429)	(4,210)

Net cash provided by operating activities	$651	$1,404

Cash flows from financing activities
Dividends paid to common stockholders	$(1,215)	$(1,226)
Retirement of capital notes	(5,000)	—
Proceeds from sale of capital notes, net of issuance costs	10,025	—
Repurchase of common stock	(275)	(315)

Net cash provided by (used in) financing activities	$3,537	$(1,541)

Increase (decrease) in cash and cash equivalents	$4,188	$(137)

Cash and cash equivalents at beginning of period	212	349

Cash and cash equivalents at end of period	$4,400	$212

Note 26 – COVID-19 and Current Economic Conditions

Beginning in March 2020 and through the end of the year, the COVID-19 pandemic had a significant impact on our communities, customers, and operations. COVID-19 continues to have an impact in 2021, however, the duration and extent of its effects over the longer term are dependent on future developments and cannot be reasonably estimated at this time. Risks arising from the pandemic may impact the future earnings, cash flows, and financial condition of the Company. These risks, which are inherently uncertain, primarily include: the financial impact of the pandemic on our customers, the ability of those customers to fulfill their financial obligations to the Company, potential operational disruptions, the Company’s ability to generate demand for its products and services, and adverse changes in the valuation of collateral or other assets which may result in impairment charges. Accordingly, estimates used in the preparation of our financial statements may be subject to significant adjustments in future periods due to the unprecedented and evolving nature of the pandemic. The greater the duration and severity of the pandemic, the more likely that estimates will be materially impacted by its effects.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2020. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2020, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.	Controls and Procedures

Financial’s management, including Financial’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2020. Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Financial’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that Financial files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information required to be set forth in the Company’s periodic reports.

Management’s annual report on internal control over financial reporting is incorporated herein by reference to Financial’s audited Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

There have been no significant changes during the quarter ended December 31, 2020, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Part of the response to this Item will be included in the information set forth under the headings “Nominees and Continuing Directors,” “Corporate Governance and the Board of Directors Matters,” “Director and Officer Biographical Information,” and “Committees of the Board of Directors of Financial” in Financial’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders, which Proxy Statement will be filed with the SEC within 120 days of the end of the Financial’s 2020 fiscal year (the “2021 Proxy Statement”), and such information is hereby incorporated by reference

Financial has adopted a code of ethics that applies to Financial’s directors, executive officers (including the principal financial officer, principal accounting officer or controller, or persons performing similar functions), and senior officers. The code of ethics has been posted under the “Investor Relations” section on Financial’s website: www.bankofthejames.bank.

Item 11.	Executive Compensation

The response to this Item will be included in the information set forth under the headings “Compensation of Directors and Executive Officers,” “Corporate Governance and the Board of Directors Matters,” and “Committees of the Board of Directors of Financial” in the 2021 Proxy Statement and such information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the information set forth under the headings “Securities Authorized for Issuance Under Equity Compensation Plans,” “Corporate Governance and the Board of Directors Matters – Independence of Directors,” and “Security Ownership of Management” in the 2021 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this Item will be included in the information set forth under the heading “Transactions with Related Parties” in the 2021 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The response to this Item will be included in the information set forth under the heading “Independent Registered Public Accounting Firm” in the 2021 Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements. Listed and included in Part II, Item 8.

(2)	Financial Statement Schedules. Not applicable.

(3)	Exhibits. The following exhibits are filed as a part of this Form 10-K and this list includes the Exhibit Index:

No.	Description

2.1	Agreement and Plan of Share Exchange dated October 9, 2003 between Bank of the James Financial Group, Inc. and Bank of the James, dated as of October 9, 2003 (incorporated by reference to Exhibit 2.1 to Form 8-K12g-3 filed on January 13, 2004)

3.1	Amended and Restated Articles of Incorporation of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3(i) to Form 8-K filed on August 12, 2009)

3.2	Bylaws of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed February 19, 2021)

4.1	Specimen Common Stock Certificate of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 4.1 to Form 10-KSB filed on March 26, 2004)

10.1	Amended and Restated Deed of Lease effective as of June 1, 2019 by and between Bank of the James and Jamesview Investments LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 10, 2020

10.2	Form of Securities Purchase Agreement, made as of November 23, 2015, between Bank of the James Financial Group, Inc. and each institutional investor purchasing common shares of Bank of the James Financial Group, Inc. in the private placement that closed on December 3, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 24, 2015)

10.3	Salary Continuation Agreement dated as of August 6, 2009 by and between the Bank and Robert R. Chapman III (incorporated by reference to Exhibit 10.7 to Form 8-K filed on August 12, 2009)

10.4	Salary Continuation Agreement dated as of August 6, 2009 by and between the Bank and J. Todd Scruggs (incorporated by reference to Exhibit 10.8 to Form 8-K filed on August 12, 2009)

10.5	Salary Continuation Agreement dated as of August 6, 2009 by and between the Bank and Harry P. Umberger (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 12, 2009)

10.6	First Amended Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and Robert R. Chapman III (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 21, 2016)

10.7	First Amended Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and J. Todd Scruggs (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 21, 2016)

10.8	First Amended Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and Harry P. Umberger (incorporated by reference to Exhibit 10.3 to Form 8-K filed on October 21, 2016)

10.9	2016 Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and Harry P. Umberger (incorporated by reference to Exhibit 10.4 to Form 8-K filed on October 21, 2016)

10.10	Dividend Reinvestment Plan (Incorporated by reference to Registration Statement on Form S-3, filed on August 21, 2017)

10.11	2018 Bank of the James Financial Group, Inc. Equity Incentive Plan (incorporated by reference to Schedule 14A Proxy Statement Pursuant to Section 14(a) filed on April 9, 2018).

10.12	2018 Bank of the James Financial Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Schedule 14A Proxy Statement Pursuant to Section 14(a) filed on April 9, 2018).

21.1	List of subsidiaries (filed herewith)

23.1	Consent of Yount, Hyde and Barbour, P.C. (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)

101	Pursuant to Rule 405 of Regulation S-T, the following materials from Bank of the James Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2020 and 2019; (ii) Consolidated Statements of Income For the Years ended December 31, 2020 and 2019; (iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2020 and 2019 (iv) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income For the Years ended December 31, 2020 and 2019; (v) Notes to Consolidated Financial Statements.

Item 16.	Form 10–K Summary - Not required

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 29, 2021.

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