Form 10-Q
period 2021-03-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2021-05-12
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,324,836 shares of Common Stock, par value $2.14 per share, were outstanding at May 12, 2021.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2021 unaudited)

Assets	March 31, 2021	December 31, 2020
Cash and due from banks	$33,725	$31,683
Federal funds sold	90,325	69,203

Total cash and cash equivalents	124,050	100,886
Securities held-to-maturity (fair value of $3,948 in 2021 and $4,192 in 2020)	3,667	3,671
Securities available-for-sale, at fair value	99,832	90,185
Restricted stock, at cost	1,551	1,551
Loans, net of allowance for loan losses of $7,106 in 2021 and $7,156 in 2020	606,485	601,934
Loans held for sale	4,150	7,102
Premises and equipment, net	17,228	16,982
Interest receivable	2,256	2,350
Cash value—bank owned life insurance	16,453	16,355
Other real estate owned	761	1,105
Other assets	9,927	9,265

Total assets	$886,360	$851,386

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing demand	$158,469	$143,345
NOW, money market and savings	497,191	463,506
Time	145,530	158,116

Total deposits	801,190	764,967
Capital notes	10,029	10,027
Interest payable	64	85
Other liabilities	9,743	9,575

Total liabilities	$821,026	$784,654

Commitments and Contingencies
Stockholders’ equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,324,836 and 4,339,436 as of March 31, 2021 and December 31, 2020	9,255	9,286
Additional paid-in-capital	30,808	30,989
Retained earnings	26,196	24,665
Accumulated other comprehensive (loss) income	(925)	1,792

Total stockholders’ equity	$65,334	$66,732

Total liabilities and stockholders’ equity	$886,360	$851,386

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended March 31,
	2021	2020
Interest Income
Loans	$6,860	$7,005
Securities
US Government and agency obligations	191	187
Mortgage backed securities	77	59
Municipals—taxable	143	75
Municipals—tax exempt	10	—
Dividends	6	9
Other (Corporates)	50	23
Interest bearing deposits	14	64
Federal Funds sold	14	66

Total interest income	7,365	7,488

Interest Expense
Deposits
NOW, money market savings	135	326
Time Deposits	373	946
Finance leases	27	30
Capital notes	82	50

Total interest expense	617	1,352

Net interest income	6,748	6,136
Provision for loan losses	—	888

Net interest income after provision for loan losses	6,748	5,248

Noninterest income
Gain on sales of loans held for sale	1,774	1,177
Service charges, fees and commissions	554	488
Life insurance income	98	78
Other	8	12
Gain on sales and calls of securities, net	—	431

Total noninterest income	2,434	2,186

Noninterest expenses
Salaries and employee benefits	3,732	3,354
Occupancy	428	436
Equipment	626	609
Supplies	118	127
Professional, data processing, and other outside expense	914	924
Marketing	273	136
Credit expense	276	196
Other real estate expenses	66	99
FDIC insurance expense	165	57
Other	291	259

Total noninterest expenses	6,889	6,197

Income before income taxes	2,293	1,237
Income tax expense	458	242

Net Income	$1,835	$995

Weighted average shares outstanding—basic	4,333,274	4,348,040

Weighted average shares outstanding—diluted	4,333,274	4,348,040

Earnings per common share—basic	$0.42	$0.23

Earnings per common share—diluted	$0.42	$0.23

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(dollar amounts in thousands) (unaudited)

	For the Three Months Ended March 31,
	2021	2020
Net Income	$1,835	$995

Other comprehensive (loss) income:
Unrealized gains on securities available-for-sale	(3,439)	2,287
Tax effect	722	(480)
Reclassification adjustment for gains included in net income (1)	—	(431)
Tax effect (2)	—	91

Other comprehensive (loss) income, net of tax	(2,717)	1,467

Comprehensive (loss) income	$(882)	$2,462

(1)	Gains are included in “gain on sales and calls of available-for-sale securities, net” on the consolidated statements of income.
(2)	The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2021 and 2020

(dollar amounts in thousands) (unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net Income	$1,835	$995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	506	504
Stock based compensation expense	27	27
Net amortization and accretion of premiums and discounts on securities	628	100
Amortization of debt issuance costs	2	—
(Gain) on sales of available-for-sale securities	—	(431)
(Gain) on sales of loans held for sale	(1,774)	(1,177)
Proceeds from sales of loans held for sale	82,424	46,037
Origination of loans held for sale	(77,698)	(46,773)
Provision for loan losses	—	888
Loss (gain) on sale of other real estate owned	66	(6)
Impairment of other real estate owned	—	102
Bank owned life insurance income	(98)	(78)
Decrease (increase) in interest receivable	94	(56)
(Increase) decrease in other assets	(65)	39
(Decrease) increase in interest payable	(21)	3
Increase in other liabilities	245	17

Net cash provided by operating activities	$6,171	$191

Cash flows from investing activities
Purchases of securities available-for-sale	$(14,543)	$(8,259)
Proceeds from maturities, calls and paydowns of securities available-for-sale	833	495
Proceeds from sale of securities available-for-sale	—	14,619
Purchases of bank owned life insurance	—	(2,750)
Life insurance proceeds	—	588
Proceeds from sale of other real estate owned	344	500
Origination of loans, net of principal collected	(4,617)	1,709
Purchases of premises and equipment	(627)	(159)

Net cash (used in) provided by investing activities	$(18,610)	$6,743

Cash flows from financing activities
Net increase in deposits	$36,223	$18,811
Principal payments on finance lease obligations	(104)	(80)
Repurchase of common stock	(212)	(275)
Dividends paid to common stockholders	(304)	(304)

Net cash provided by financing activities	$35,603	$18,152

Increase in cash and cash equivalents	23,164	25,086
Cash and cash equivalents at beginning of period	$100,886	$39,111

Cash and cash equivalents at end of period	$124,050	$64,197

Non cash transactions
Transfer of loans to other real estate owned	$66	$18
Fair value adjustment for securities available-for-sale	(3,439)	1,856
Cash transactions
Cash paid for interest	$638	$1,349
Cash paid for income taxes	—	—

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2021 and 2020

(dollars in thousands, except per share amounts) (unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2019	4,357,436	$9,325	$31,225	$20,900	$(5)	$61,445

Net Income	—	—	—	995	—	995
Dividends paid on common stock ($0.28 per share)	—	—	—	(304)	—	(304)
Repurchase of common stock	(18,000)	(39)	(236)	—	—	(275)
Other comprehensive income	—	—	—	—	1,467	1,467

Balance at March 31, 2020	4,339,436	$9,286	$30,989	$21,591	$1,462	$63,328

Balance at December 31, 2020	4,339,436	$9,286	$30,989	$24,665	$1,792	$66,732

Net Income	—	—	—	1,835	—	1,835
Dividends paid on common stock ($0.28 per share)	—	—	—	(304)	—	(304)
Repurchase of common stock	(14,600)	(31)	(181)	—	—	(212)
Other comprehensive (loss)	—	—	—	—	(2,717)	(2,717)

Balance at March 31, 2021	4,324,836	$9,255	$30,808	$26,196	$(925)	$65,334

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of March 31, 2021 and 2020 and for the three months ended March 31, 2021 and 2020 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2020. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2020 included in Financial’s Annual Report on Form 10-K. Results for the three month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Note 3 – Earnings Per Common Share (EPS)

The following is a summary of the earnings per share calculation for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
	2021	2020
Net income	$1,835,000	$995,000
Weighted average number of shares	4,333,274	4,348,040
Restricted stock units/stock options affect of incremental shares	—	—

Weighted average diluted shares	4,333,274	4,348,040

Basic EPS (weighted avg shares)	$0.42	$0.23

Diluted EPS (including incremental shares)	$0.42	$0.23

In 2021 and 2020, all restricted stock units (RSUs) were excluded from calculating diluted earnings per share as the Company elected to settle units vesting in 2021 and 2020 wholly in cash. Going forward, management has adopted a cash settlement policy for all currently outstanding RSUs. Prior to 2020, the presumption was that the shares would be settled in common stock and the RSUs were included in the calculation of diluted EPS. There were no potentially dilutive shares excluded from the 2021 and 2020 earnings per share calculation because they were anti-dilutive.

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

The total expense recognized for the three months ended March 31, 2021 and 2020, in connection with the restricted stock unit awards was approximately $27,000 in each of the periods. There were no forfeitures during the three month period ending March 31, 2021.

At March 31, 2021, the unrecognized stock-based compensation expense related to unvested restricted stock units amounted to approximately $80,000. The unrecognized expense will be recognized ratably over the remaining vesting period of 0.75 years. The Company accounts for forfeitures as they occur.

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

		Carrying Value at March 31, 2021 (in thousands)
Description	Balance as of March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$2,022	$—	$2,022	$—
US agency obligations	46,751	—	46,751	—
Mortgage-backed securities	16,488	—	16,488	—
Municipals	28,250	—	28,250	—
Corporates	6,321	—	6,321	—

Total available-for-sale securities	$99,832	$—	$99,832	$—

IRLCs—asset	262	—	—	262

Total assets at fair value	$100,094	$—	$99,832	$262

		Carrying Value at December 31, 2020 (in thousands)
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasuries	$2,027	$—	$2,027	$—
US agency obligations	41,320	—	41,320	—
Mortgage-backed securities	15,696	—	15,696	—
Municipals	24,773	—	24,773	—
Corporates	6,369	—	6,369	—

Total available-for-sale securities	$90,185	$—	$90,185	$—

IRLCs – asset	425	—	—	425

Total assets at fair value	$90,610	$—	$90,185	$425

Note 5 – Fair Value Measurements (continued)

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2021 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
IRLCs—asset	$262	Market approach	Range of pull through rate	70%—100% (85%)

(1)	Weighted based on the relative value of the instruments

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2020 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
IRLCs—asset	$425	Market approach	Range of pull through rate	70%—100% (85%)

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

Note 5 – Fair Value Measurements (continued)

Loans held for sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended March 31, 2021. Gains and losses on the sale of loans are recorded within gains on sales of loans held for sale, net on the Consolidated Statements of Income.

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

Note 5 – Fair Value Measurements (continued)

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period (in thousands):

		Carrying Value at March 31, 2021
Description	Balance as of March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$1,842	$—	$—	$1,842
Other real estate owned	761	—	—	761

* Includes loans charged down to the net realizable value of the collateral.

		Carrying Value at December 31, 2020
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$1,829	$—	$—	$1,829
Other real estate owned	1,105	—	—	1,105

* Includes loans charged down to the net realizable value of the collateral.

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2021 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
Impaired loans	$1,842	Discounted appraised value	Selling cost	0%—10% (8%)
			Discount for lack of marketability and age of appraisal	0%—20% (6%)
OREO	761	Discounted appraised value	Selling cost	10%
			Discount for lack of marketability and age of appraisal	0%—25% (15%)

(1)	Weighted based on the relative value of the instruments.

Note 5 – Fair Value Measurements (continued)

Quantitative information about Level 3 Fair Value Measurements for December 31, 2020 (dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
Impaired loans	$1, 829	Discounted appraised value	Selling cost	0%—10% (8%)
			Discount for lack of marketability and age of appraisal	0%—20% (6%)
OREO	1,105	Discounted appraised value	Selling cost	10%
			Discount for lack of marketability and age of appraisal	0%—25% (15%)

(1)	Weighted based on the relative value of the instruments.

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

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments and their placement in the fair value hierarchy at March 31, 2021 and December 31, 2020 was as follows (in thousands):

		Fair Value Measurements at March 31, 2021 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$33,725	$33,725	$—	$—	$33,725
Fed funds sold	90,325	90,325	—	—	90,325
Securities
Available-for-sale	99,832	—	99,832	—	99,832
Held-to-maturity	3,667	—	3,948	—	3,948
Restricted stock	1,551		1,551	—	1,551
Loans, net (1)	606,485	—	—	614,956	614,956
Loans held for sale	4,150	—	4,150	—	4,150
Interest receivable	303	—	303	—	303
BOLI	16,453	—	16,453	—	16,453
Derivatives—IRLCs	262	—	—	262	262
Liabilities
Deposits	$801,190	$—	$802,071	$—	$802,071
Capital notes	10,029	—	9,058	—	9,058
Interest payable	64	—	64	—	64

		Fair Value Measurements at December 31, 2020 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$31,683	$31,683	$—	$—	$31,683
Fed funds sold	69,203	69,203	—	—	69,203
Securities
Available-for-sale	90,185	—	90,185	—	90,185
Held-to-maturity	3,671	—	4,192	—	4,192
Restricted stock	1,551	—	1,551	—	1,551
Loans, net	601,934	—	—	598,745	598,745
Loans held for sale	7,102	—	7,102	—	7,102
Interest receivable	2,350	—	2,350	—	2,350
BOLI	16,355	—	16,355	—	16,355
Derivatives—IRLCs	425	—	—	425	425
Liabilities
Deposits	$764,967	$—	$766,212	$—	$766,212
Capital notes	10,027	—	9,003	—	9,003
Interest payable	85	—	85	—	85

(1)	Carrying amount is net of unearned income and the Allowance.

Note 6—Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of March 31, 2021 and December 31, 2020 (amounts in thousands):

	March 31, 2021
	Amortized	Gross Unrealized		Fair Value
	Costs	Gains	(Losses)
Held-to-Maturity
US agency obligations	$3,667	$281	$—	$3,948

Available-for-Sale
US Treasuries	2,000	22	—	2,022
US agency obligations	47,427	649	(1,325)	46,751
Mortgage-backed securities	16,646	149	(307)	16,488
Municipals	28,864	336	(950)	28,250
Corporates	6,066	255	—	6,321

	$101,003	$1,411	$(2,582)	$99,832

	December 31, 2020
	Amortized	Gross Unrealized		Fair Value
	Costs	Gains	(Losses)
Held-to-Maturity
US agency obligations	$3,671	$521	$—	$4,192

Available-for-Sale
US Treasuries	$2,000	$27	$—	$2,027
US agency obligations	40,111	1,544	(335)	41,320
Mortgage-backed securities	15,461	241	(6)	15,696
Municipals	24,275	594	(96)	24,773
Corporates	6,070	299	—	6,369

	$87,917	$2,705	$(437)	$90,185

Note 6 – Securities (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2021 and December 31, 2020 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2021	Value	Losses	Value	Losses	Value	Losses
Description of securities
Held-to-maturity
US agency obligations	$—	$—	$—	$—	$—	$—
Available-for-sale
US Treasuries	—	—	—	—	—	—
US agency obligations	25,166	1,325	—	—	25,166	1,325
Mortgage-backed securities	10,750	307	—	—	10,750	307
Municipals	17,178	950	—	—	17,178	950
Corporates	—	—	—	—	—	—

Total	$53,094	$2,582	$—	$—	$53,094	$2,582

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	Value	Losses	Value	Losses	Value	Losses
Description of securities
Held-to-maturity
US agency obligations	$—	$—	$—	$—	$—	$—
Available-for-sale
US Treasuries	—	—	—	—	—	—
US agency obligations	15,808	335	—	—	15,808	335
Mortgage-backed securities	8,201	6	—	—	8,201	6
Municipals	8,202	96	—	—	8,202	96
Corporates	—	—	—	—	—	—

Total	$32,211	$437	$—	$—	$32,211	$437

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

Note 6 – Securities (continued)

At March 31, 2021, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of March 31, 2021, the Bank owned 36 securities in an unrealized loss position that were being evaluated for other than temporary impairment. Thirteen of these securities was S&P rated AAA and 23 were rated AA. As of March 31, 2021, 20 of these securities were municipal issues and 16 were backed by the US government.

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

There were no sales of available-for-sale securities during the three months ended March 31, 2021 as compared to $14,619 in sales during the same periods in 2020. In 2020, there were gross gains on sales of available-for-sale securities of $431 during the three month periods ended March 31, 2020. There were no sales of held-to-maturity securities during the three month periods ended March 31, 2021 and 2019.

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

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three months ended March 31, 2021 and 2020 was as follows (dollars in thousands):

Note 7 – Business Segments (continued)

Business Segments

	Community
	Banking	Mortgage	Total
For the three months ended March 31, 2021
Net interest income	$6,748	$—	$6,748
Provision for loan losses	—	—	—

Net interest income after provision for loan losses	6,748	—	6,748
Noninterest income	660	1,774	2,434
Noninterest expenses	5,504	1,385	6,889

Income before income taxes	1,904	389	2,293
Income tax expense	376	82	458

Net income	$1,528	$307	$1,835

Total assets	$881,535	$4,825	$886,360

For the three months ended March 31, 2020
Net interest income	$6,136	$—	$6,136
Provision for loan losses	888	—	888

Net interest income after provision for loan losses	5,248	—	5,248
Noninterest income	1,009	1,177	2,186
Noninterest expenses	5,340	857	6,197

Income before income taxes	917	320	1,237
Income tax expense	175	67	242

Net income	$742	$253	$995

Total assets	$739,651	$6,404	$746,055

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

Loan Segments:	Loan Classes:
Commercial	Commercial and industrial loans

Commercial real estate	Commercial mortgages – owner occupied
Commercial mortgages – non-owner occupied
Commercial construction

Consumer	Consumer unsecured
Consumer secured

Residential	Residential mortgages
Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	March 31,	December 31,
	2021	2020
Commercial	$155,235	$145,145
Commercial real estate	311,826	309,563
Consumer	90,496	92,344
Residential	56,034	62,038

Total loans (1)	613,591	609,090
Less allowance for loan losses	7,106	7,156

Net loans	$606,485	$601,934

(1)	Includes net deferred (fees) of ($716) and ($18) as of March 31, 2021 and December 31, 2020, respectively.

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

Loans on Non-Accrual Status

(dollars in thousands)

	As of
	March 31, 2021	December 31, 2020
Commercial	$117	$121
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	911	940
Commercial Mortgages-Non-Owner Occupied	668	552
Commercial Construction	—	—
Consumer
Consumer Unsecured	—	—
Consumer Secured	60	240
Residential:
Residential Mortgages	207	210
Residential Consumer Construction	—	—

Totals	$1,963	$2,063

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank which was acquired through purchase at foreclosure or from the borrower through a deed in lieu of foreclosure. OREO decreased to $761 on March 31, 2021 from $1,105 on December 31, 2020. The following table represents the changes in

Note 8 – Loans, allowance for loan losses and OREO (continued)

OREO balance during the three months ended March 31, 2021 and year ended December 31, 2020.

OREO Changes

(dollars in thousands)

	Three Months Ended	Year Ended
	March 31, 2021	December 31, 2020
Balance at the beginning of the year (net)	$1,105	$2,339
Transfers from loans	66	18
Capitalized costs	—	—
Valuation adjustments	—	(437)
Sales proceeds	(344)	(844)
Gain (loss) on disposition	(66)	29

Balance at the end of the period (net)	$761	$1,105

At March 31, 2021 and December 31, 2020, the Company had no consumer mortgage loans secured by residential real estate for which foreclosure was in process. The Company held no residential real estate property in other real estate owned as of March 31, 2021 and December 31, 2020.

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the Three Months Ended March 31, 2021
2021	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$277	$327	$—	$309	$6
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,105	2,461	—	2,124	41
Commercial Mortgage Non-Owner Occupied	634	685	—	637	4
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	223	223	—	283	4
Residential
Residential Mortgages	1,339	1,409	—	1,343	12
Residential Consumer Construction	—	—	—	—	—
With an Allowance Recorded:
Commercial	$—	$—	$—	$2	$—
Commercial Real Estate
Commercial Mortgages-Owner Occupied	—	—	—	—	—
Commercial Mortgage Non-Owner Occupied	—	—	—	—	—
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	—	—	—	—	—
Residential
Residential Mortgages	—	—	—	—	—
Residential Consumer Construction	—	—	—	—	—
Totals:
Commercial	$277	$327	$—	$311	$6
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,105	2,461	—	2,124	41
Commercial Mortgage Non-Owner Occupied	634	685	—	637	4
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	223	223	—	283	4
Residential
Residential Mortgages	1,339	1,409	—	1,343	12
Residential Consumer Construction	—	—	—	—	—

	$4,578	$5,105	$—	$4,698	$67

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2020
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2020	Investment	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded:
Commercial	$341	$341	$-	$405	$30
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,143	2,496	—	2,305	135
Commercial Mortgage Non-Owner Occupied	639	677	—	601	43
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	343	346	—	225	16
Residential
Residential Mortgages	1,347	1,415	—	1,319	62
Residential Consumer Construction	—	—	—	—	—
With an Allowance Recorded:
Commercial	$4	$4	$4	$6	$-
Commercial Real Estate
Commercial Mortgages-Owner Occupied	—	—	—	6	—
Commercial Mortgage Non-Owner Occupied	—	—	—	7	—
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	—	—	—	—	—
Residential
Residential Mortgages	—	—	—	70	—
Residential Consumer Construction	—	—	—	—	—
Totals:
Commercial	$345	$345	$4	$411	$30
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,143	2,496	—	2,311	135
Commercial Mortgage Non-Owner Occupied	639	677	—	608	43
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	343	346	—	225	16
Residential
Residential Mortgages	1,347	1,415	—	1,389	62
Residential Consumer Construction	—	—	—	—	—

	$4,817	$5,279	$4	$4,944	$286

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Three Months Ended March 31, 2021
		Commercial
2021	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:
Beginning Balance	$2,001	$3,550	$868	$737	$7,156
Charge-Offs	(54)	—	(10)	—	(64)
Recoveries	4	3	6	1	14
Provision	127	(81)	(34)	(12)	—

Ending Balance	2,078	3,472	830	726	7,106
Ending Balance: Individually evaluated for impairment	—	—	—	—	—

Ending Balance: Collectively evaluated for impairment	2,078	3,472	830	726	7,106

Totals:	$2,078	$3,472	$830	$726	$7,106

Financing Receivables:
Ending Balance: Individually evaluated for impairment	277	2,739	223	1,339	4,578

Ending Balance: Collectively evaluated for impairment	154,958	309,087	90,273	54,695	609,013

Totals:	$155,235	$311,826	$90,496	$56,034	$613,591

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

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Loans as of
	March 31, 2021
	(dollars in thousands)
			Greater				Recorded Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
2021	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$—	$31	$—	$31	$155,204	$155,235	$—
Commercial Real Estate:
Commercial Mortgages- Owner Occupied	108	—	633	741	108,933	109,674	—
Commercial Mortgages-Non-Owner Occupied	100	—	627	727	169,722	170,449	—
Commercial Construction	—	—	—	—	31,703	31,703	—
Consumer:
Consumer Unsecured	63	—	—	63	3,722	3,785	—
Consumer Secured	201	6	49	256	86,455	86,711	—
Residential:
Residential Mortgages	264	68	207	539	42,315	42,854	—
Residential Consumer Construction	—	—	—	—	13,180	13,180	—

Total	$736	$105	$1,516	$2,357	$611,234	$613,591	$—

	Age Analysis of Past Due Loans as of
	December 31, 2020
	(dollars in thousands)
			Greater				Recorded Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
2020	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$157	$—	$—	$157	$144,988	$145,145	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	38	—	842	880	107,342	108,222	—
Commercial Mortgages-Non-Owner Occupied	252	116	394	762	170,307	171,069	—
Commercial Construction	—	—	—	—	30,272	30,272	—
Consumer:
Consumer Unsecured	7	—	—	7	3,764	3,771	—
Consumer Secured	309	27	229	565	88,008	88,573	—
Residential:
Residential Mortgages	575	243	210	1,028	45,868	46,896	—
Residential Consumer Construction	—	—	—	—	15,142	15,142	—

Total	$1,338	$386	$1,675	$3,399	$605,691	$609,090	$—

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Credit Quality Information—by Class
	March 31, 2021
	(dollars in thousands)
2021	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$143,337	$4,530	$7,050	$318	$—	$155,235
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	99,739	3,406	4,424	2,105	—	109,674
Commercial Mortgages-Non-Owner Occupied	161,407	7,213	1,028	801	—	170,449
Commercial Construction	31,703	—	—	—	—	31,703
Consumer
Consumer Unsecured	3,758	—	26	1	—	3,785
Consumer Secured	86,363	—	—	348	—	86,711
Residential:
Residential Mortgages	41,408	—	—	1,446	—	42,854
Residential Consumer Construction	13,180	—	—	—	—	13,180

Totals	$580,895	$15,149	$12,528	$5,019	$—	$613,591

	Credit Quality Information—by Class
	December 31, 2020
	(dollars in thousands)
2020	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$133,075	$4,332	$7,386	$352	$—	$145,145
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	98,623	3,028	4,428	2,143	—	108,222
Commercial Mortgages-Non -Owner Occupied	161,300	7,277	1,682	810	—	171,069
Commercial Construction	30,272	—	—	—	—	30,272
Consumer
Consumer Unsecured	3,740	—	30	1	—	3,771
Consumer Secured	88,044	—	—	529	—	88,573
Residential:
Residential Mortgages	45,441	—	—	1,455	—	46,896
Residential Consumer Construction	15,142	—	—	—	—	15,142

Totals	$575,637	$14,637	$13,526	$5,290	$—	$609,090

Note 8 – Loans, allowance for loan losses and OREO (continued)

Troubled Debt Restructurings (TDR)

There were no loan modifications that would have been classified as TDRs during the three months ended March 31, 2021 and 2020.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three months ended March 31, 2021 and 2020.

At March 31, 2021 and December 31, 2020, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

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

Since the beginning of the pandemic in the spring of 2020, the Bank has modified a total of 191 loans. The principal balances of these loans on March 31, 2021 (adjusted for payoffs) totaled approximately $90 million. As of March 31, 2020, 5 of the 191 previously modified loans remain in deferment. The principal balance of these 5 loans is approximately $6.12 million, which represents 1.00% of the total loan portfolio. Of the total deferrals, all 5 loans are for deferrals of principal only. There are no loans for which principal and interested are being deferred.

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

In accordance with provisions of Section 4013 of the CARES Act (March 2020) and the Joint Interagency Regulatory Guidance (March 2020, revised April 2020), the above modifications were not considered to be TDRs. The CARES Act addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. The Interagency Guidance encouraged financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19 and explained that in consultation with the Financial Accounting Standards Board (FASB) staff, the federal banking agencies concluded that short-term modifications (e.g. six months or less) made on a good faith basis to borrowers who were current as of the implementation date of a relief program and not TDRs. In December 2020, the Consolidated Appropriations Act extended the period established by Section 4013 of the CARES Act for providing temporary relief from TDR classification to the earlier of January 1, 2022 or 60 days after the date when the national emergency concerning COVID-19 terminates.

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

Note 10 – Recent accounting pronouncements and other authoritative guidance (continued)

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022The Company has identified a small number of affected loans and is evaluating other benchmarks to substitute for LIBOR such as SOFR. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

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

Note 12 – Capital Notes

On April 13, 2020, the Company commenced a private placement of unregistered debt securities (the “2020 Offering”). In the 2020 Offering, the Company sold and closed $10,050,000 in principal of notes (the “2020 Notes”) during the 2nd and 3rd quarters of 2020. The 2020 Offering officially ended on July 8, 2020. The 2020 Notes bear interest at the rate of 3.25% per year with interest payable quarterly in arrears. The 2020 Notes will mature on September 30, 2025 and are subject to full or partial repayment on or after September 30, 2021. The balance of the 2020 Notes on the March 31, 2021 consolidated balance sheet is net of unamortized issuance costs.

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

IMPACT OF COVID-19

Effects on Market Areas

The COVID-19 pandemic and certain provisions of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and other recent legislative and regulatory relief efforts have had and are expected to continue to have a material impact on the Company’s operations, as further discussed below.

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

•

In accordance with the relief provisions of the CARES Act and the March 22, 2020 (revised April 2020) Joint Interagency Regulatory Guidance, the above modifications were not considered to be troubled debt restructurings and were excluded from TDR classification. The TDR relief provisions provided for by the CARES Act were extended in December 2020 by the Consolidated Appropriations Act through the earlier of January 1, 2022 or 60 days after the national COVID-19 emergency terminates.

Effects on Our Business

The COVID-19 pandemic and the specific developments referred to above are may have a significant impact on our business. As a result, we anticipate that our financial condition, capital levels and results of operations could be significantly adversely affected, as described in further detail below.

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

•

Use of online meeting platforms, including successfully conducting the 2020 Annual Meeting of Shareholders in a virtual format. We intend to conduct the 2021 Annual Meeting of Shareholders virtually as well.

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

The Bank services its banking customers through the following locations in Virginia:

Full-Service Branches

•	The main office located at 828 Main Street in Lynchburg (the “Main Street Office”),

•	A branch located at 5204 Fort Avenue in Lynchburg (the “Fort Avenue Branch”),

•	A branch located at 4698 South Amherst Highway in Amherst County (the “Madison Heights Branch”),

•	A branch located at 17000 Forest Road in Forest (the “Forest Branch”),

•	A branch located at 4935 Boonsboro Road, Suites C and D in Lynchburg (the “Boonsboro Branch”),

•	A branch located at 164 South Main Street, Amherst, Virginia (the “Amherst Branch”),

•	A branch located at 1405 Ole Dominion Boulevard in the Town of Bedford, Virginia, located off of Independence Boulevard (the “Bedford Branch”),

•	A branch located at 1110 Main Street, Altavista, Virginia (the “Altavista Branch”),

•	A branch located at 1391 South High Street, Harrisonburg, VA (the “Harrisonburg Branch”),

•	A branch located at 1745 Confederate Blvd, Appomattox, VA (the “Appomattox Branch”),

•	A branch located at 225 Merchant Walk Avenue, Charlottesville, VA (the “5th Street Station Branch”),

•	A branch located at 3562 Electric Road, Roanoke, VA (the “Roanoke Branch”),

•	A branch located at 45 South Main St., Lexington, VA (the “Lexington Branch”),

•	A branch located at 550 Water St., Charlottesville, VA (the “Water Street Branch”),

•	A branch located at 2101 Electric Road, Roanoke, VA (the “Oak Grove Branch”), and

•	A branch located at 13 Village Highway, Rustburg, VA (the “Rustburg Branch”).

Limited Service Branches

•	Westminster-Canterbury facilities located at 501 VES Road, Lynchburg, Virginia, and

•	Westminster-Canterbury facilities located at 250 Pantops Mountain Road, Charlottesville, Virginia.

Loan Production Offices

•	Residential mortgage loan production office located at the Forest Branch,

•	Residential mortgage loan production office located at 2001 South Main Street, Blacksburg, Virginia, and

•	Commercial, consumer and residential mortgage loan production office located at the Water Street Branch.

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

March 31, 2021 (in thousands)
Commitments to extend credit	$159,934
Letters of Credit	4,286

Total	$164,220

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of March 31, 2021 and December 31, 2020 and the results of operations of Financial for the three-month periods ended March 31, 2021 and 2020. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

March 31, 2021 as Compared to December 31, 2020

Total assets were $886,360,000 on March 31, 2021 compared with $851,386,000 at December 31, 2020, an increase of 4.11%. The increase in total assets was primarily funded from the growth in deposits.

Total deposits increased from $764,967,000 as of December 31, 2020 to $801,190,000 on March 31, 2021, an increase of 4.74%. The increase resulted in large part from increases in the following deposit categories: non-interest-bearing demand deposits, NOW, money market, and savings accounts and was partially offset by a decrease in time deposits. The increase was attributable in part to stimulus funds and PPP loans received by our customers.

Total loans, excluding loans held for sale, increased to $613,591,000 on March 31, 2021 from $609,090,000 on December 31, 2020, resulting from the origination of loans under the ongoing PPP loan program. This growth was partially offset by normal amortization, PPP loan forgiveness, and decreased commercial loan origination in the first quarter. Loans, excluding loans held for sale and net of deferred fees and costs and the allowance for loan losses, increased to $606,485,000 on March 31, 2021 from $601,934,000 on December 31, 2020, an increase of 0.76%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	March 31, 2021		December 31, 2020
	Amount	Percentage	Amount	Percentage
Commercial	$155,235	25.30%	$145,145	23.83%
Commercial Real Estate	311,826	50.82%	309,563	50.82%
Consumer	90,496	14.75%	92,344	15.16%
Residential	56,034	9.13%	62,038	10.19%

Total loans	$613,591	100.00%	$609,090	100.00%

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and OREO decreased to $2,723,000 on March 31, 2021 from $3,168,000 on December 31, 2020. OREO decreased to $761,000 on March 31, 2021 from $1,105,000 on December 31, 2020. The decrease in OREO was due in large part to the sale of one large OREO property during the first quarter. Non-performing loans decreased slightly from $2,063,000 at December 31, 2020 to $1,963,000 at March 31, 2021.

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

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure or deeds in lieu of foreclosure. On December 31, 2020, the Bank was carrying three OREO properties on its books at a value of $1,105,000. During the three months ended March 31, 2021, the Bank acquired one additional OREO property and disposed of two OREO properties, and as of March 31, 2021 the Bank is carrying two OREO properties at a value of $761,000. The OREO properties are available for sale and are being actively marketed.

The Bank had loans in the amount of $384,000 at March 31, 2021 classified as performing TDRs as compared to $392,000 at December 31, 2020. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

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

Since the beginning of the pandemic in the spring of 2020, the Bank has modified a total of 191 loans. The principal balances of these loans on March 31, 2021 (adjusted for payoffs) totaled approximately $90 million. As of March 31, 2020, 5 of the 191 previously modified loans remain in deferment. The principal balance of these 5 loans is approximately $6.12 million, which represents 1.00% of the total loan portfolio. Of the total deferrals, all 5 loans are for deferrals of principal only. There are no loans for which principal and interested are being deferred.

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

Management has reviewed loan segments that it believes could be adversely impacted by the COVID-19 pandemic, and identified the following segments: assisted living, education/childcare, entertainment, hospitality, oil & gas (gas stations), religious/charitable, restaurants, retail & services. At March 31, 2021, the loan balances in those segments were as follows:

Industry	Principal Balance (in thousands)	Number of Loans	Percent of Total Loan Portfolio
Assisted Living	$7,646	12	1.25%
Education/Childcare	6,435	14	1.05%
Entertainment	6,611	23	1.08%
Hospitality	15,209	7	2.48%
Oil & Gas (Gas Stations)	476	9	0.08%
Religious/Charitable	18,181	37	2.96%
Restaurants	17,027	48	2.77%
Retail & Services	9,960	43	1.62%

Total	$81,545	193	13.29%

Management continues to closely monitor loans in these categories.

Cash and cash equivalents increased to $124,050,000 on March 31, 2021 from $100,886,000 on December 31, 2020. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). This increase was due in large part to an increase in deposits related to PPP loan funds and management’s decision to carry additional liquidity in order to accommodate the use of PPP loan proceeds. Cash and cash equivalents are subject to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts.

Securities held-to-maturity were flat, decreasing slightly to $3,667,000 on March 31, 2021 from $3,671,000 on December 31, 2020. This decrease is a result of normal amortization of premiums within the held-to-maturity portfolio.

Securities available-for-sale, which are carried on the balance sheet at fair market value, increased to $99,832,000 on March 31, 2021, from $90,185,000 on December 31, 2020. During the three months ended March 31, 2021, the Bank purchased $14,543,000 in available-for-sale securities, which was responsible for the increase in securities available-for sale. During the three months ended March 31, 2021 the Bank did not sell any securities available-for-sale and received $833,000 in proceeds from calls, maturities, and paydowns of securities available-for-sale, which partially offset the increase.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $653,000 at March 31, 2021, which was unchanged from December 31, 2020. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At March 31, 2021, Financial, on a consolidated basis, had liquid assets of $223,882,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, and available-for-sale investments. Of this amount, approximately $28,570,000 (representing current market value) of the available-for-sale securities are pledged as collateral with $20,400,000 pledged as security for public deposits, and $8,170,000 pledged as security on a line of credit the Bank may draw on from time to time to meet liquidity needs. This line of credit currently has a zero balance. Management believes that liquid assets were adequate at March 31, 2021. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, if additional liquidity is needed, the Bank has the ability to purchase federal funds on the open market, borrow from the FHLBA using loans or investments within the Bank’s portfolio as collateral, and to borrow from the Federal Reserve Bank’s discount window.

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

At March 31, 2021, the Bank had a leverage ratio of approximately 8.33%, a Tier 1 risk-based capital ratio and a CET1 ratio of approximately 11.47% and a total risk-based capital ratio of approximately 12.59%. As of March 31, 2021 and December 31, 2020, the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of March 31, 2021 and December 31, 2020:

Bank Level Only Capital Ratios

Analysis of Capital for Bank of the James (Bank only)
(dollars in thousands)
	March 31,	December 31,
Analysis of Capital (in 000’s)	2021	2020
Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	22,325	22,325
Retained earnings	46,571	44,621

Total Tier 1 capital	$72,638	$70,688

Common Equity Tier 1 Capital (CET1)	$72,638	$70,688

Tier 2 capital
Allowance for loan losses	$7,106	$7,156
Total Tier 2 capital:	$7,106	$7,156

Total risk-based capital	$79,744	$77,844

Risk weighted assets	$633,451	$635,445
Average total assets	$871,732	$853,558

	Actual		Regulatory Benchmarks
			For Capital	For Well
	March 31,	December 31,	Adequacy	Capitalized
	2021	2020	Purposes (1)	Purposes
Capital Ratios:
Tier 1 capital to average total assets	8.33%	8.28%	4.000%	5.000%
Common Equity Tier 1 capital	11.47%	11.12%	7.000%	6.500%
Tier 1 risk-based capital ratio	11.47%	11.12%	8.500%	8.000%
Total risk-based capital ratio	12.59%	12.25%	10.500%	10.000%

(1)	Includes the capital conservation buffer of 2.50% for all ratios, excluding the Tier 1 capital to average total assets ratio.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $3,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis at March 31, 2021 would be slightly lower than those of the Bank because a portion of proceeds from the sale of notes previously issued by the holding company were contributed to the Bank as equity.

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

While the CBLR framework is currently available for banks to use in their March 31, 2021 Call Report, the Bank has elected not to opt into the CBLR framework at this time.

Results of Operations

Comparison of the Three months Ended March 31, 2021 and 2020

Earnings Summary

Financial had net income including all operating segments of $1,835,000 for the three months ended March 31, 2021, compared to $995,000 for the comparable period in 2020. Basic and diluted earnings per common share for the three months ended March 31, 2021 were $0.42, compared to basic and diluted earnings per share of $0.23 for the three months ended March 31, 2020.

The increase in net income for the three months ended March 31, 2021, as compared to the prior year period was due primarily to an decrease in the loan loss provision, as discussed in more detail below, along with minimal loan growth, and was bolstered in part by an increase in non-interest income. In the quarter ended March 31, 2020, the Bank increased the provision for loan losses due to economic uncertainty caused by the onset of the COVID-19 pandemic. Because of improving economic metrics in 2021, the provision for loan losses decreased. We anticipate that our net income for future fiscal periods will continue to be impacted as a result of the winding down of the PPP loan program. We further expect that net interest margins will remain compressed which will have a further negative impact on our earnings.

These operating results represent an annualized return on average stockholders’ equity of 11.49% for the three months ended March 31, 2021, compared with 6.52% for the three months ended March 31, 2020. This increase for the three months ended March 31, 2021 was due to an increase in our net income. The Company had an annualized return on average assets of 0.85% for the three months ended March 31, 2021 compared with 0.54% for the same period in 2020. The increase for the three months ended March 31, 2021 largely resulted from an increase in the Bank’s net income and was partially offset by an increase in assets.

See “Non-Interest Income” below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

Interest income decreased to $7,365,000 for the three months ended March 31, 2021 from $7,488,000 for the same period in 2020, a decrease of 1.64%. Interest income decreased because of a decrease in interest rates and was partially offset by a minimal increase in loan balances. The average rate received on loans decreased from 4.87% for the three months ended March 31, 2020 to 4.51% for the comparable period in 2021. The rate on total average earning assets decreased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily because a decrease in the rates paid by borrowers on loans, particularly the lower yielding PPP loans.

Interest expense decreased to $617,000 for the three months ended March 31, 2021 from $1,352,000 for the same period in 2020, a decrease of 54.36%. The decrease for the three months resulted primarily from a decrease in interest rates paid on deposits. The Bank’s average rate paid on interest bearing deposits was 0.33% during the three months ended March 31, 2021 as compared to 0.90% for the same period in 2020.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three months ended March 31, 2021 of $6,748,000 increased from $6,136,000 for the same period in 2020. The net interest margin was 3.35% for the three months ended March 31, 2021 as compared with 3.63% for the same period in 2020. The decrease was primarily caused by the impact of lower-yielding PPP loans. As a result of the spread of COVID-19, economic uncertainties have arisen that are likely to negatively impact net interest margin. Other financial impacts could occur, though such potential impacts are unknown at this time.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I below.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, gains on sales of mortgage loans held for sale, commissions on sales of investments, fees generated from treasury management services, and bank-owned life insurance income. Non-interest income increased to $2,434,000 for the three months ended March 31, 2021 from $2,186,000 for the three months ended March 31, 2020.

These increases for the three months ended March 31, 2021 as compared to the same period last year were due primarily to an increase in gains on sales of loans held for sale from $1,177,000 for the three months ended March 31, 2020 to $1,774,000 for the same period ended March 31, 2021. This was offset by a decrease in gains on sales of available-for-sale securities which decreased from $431,000 to $0 for three months ended March 31, 2020 and 2021.

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

Purchase mortgage originations totaled $30,838,000 or 39.69% of the total mortgage loans originated in the three months ended March 31, 2021 as compared to $24,993,000 or 53.44% of the total mortgage loans originated in the same period in 2020. Management anticipates that in the short term purchase mortgage originations will continue to represent a majority of mortgage originations as they have in the recent past. However, management also believes that further decreases in long term market interest rates could trigger increased refinancing activity. While uncertainty remains, management expects mortgage rates stay near historic lows for the foreseeable future.

Although mortgage rates fluctuated dramatically in the first quarter of 2020, rates generally decreased to near historic lows in the first three months of 2020 and remained there through March 31, 2021. Because of the uncertainty surrounding current and near-term economic conditions arising from the COVID-19 pandemic, management cannot predict future mortgage rates. Nevertheless, management expects that the Mortgage division’s reputation in Region 2000, steady residential real estate inventory and the recent hiring of additional mortgage loan originators in Roanoke, Harrisonburg and Charlottesville, and Blacksburg, will result in strong mortgage originations through the remainder of 2021. Management also believes that in the event that interest rates rise, revenue from the mortgage segment could be under pressure.

Our Investment division provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third-party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by two dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. The Investment division’s financial impact on our consolidated revenue has been immaterial. Although management cannot predict the financial impact of Investment with certainty, management anticipates the Investment division’s impact on noninterest income will remain immaterial in 2021.

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

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2021 increased to $6,889,000 from $6,197,000, an increase of 11.17% from the comparable period in 2020. This increase resulted from increases in personnel expenses from variable compensation, credit expense, marketing expense, and FDIC insurance expense. These were offset in part by the deferral of loan origination costs of $441,000 related to the PPP program, which will be amortized to interest income along with the related fees over the lives of the related loans, and a slight decrease in OREO expense. Income recognition may be accelerated due to repayment or forgiveness of the loans. Total personnel expense was $3,732,000 for the three month period ended March 31, 2021 as compared to $3,354,000 for the same period in 2020.

Allowance and Provision for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged-off, net of recoveries, reduce the allowance. The provision for the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon two components – specific impairment and general reserves. As discussed below, loans having a risk rating of 7 or below that are significantly past due, and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due as well as all TDRs, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, and loan performance measures. Based on the application of the loan loss calculation, the Bank provided $0 to the allowance for loan losses for the three month period ended March 31, 2021. This compares to a provision of $888,000 for the comparable period in 2020.

In the first quarter of 2020, an adjustment in qualitative factors associated with the onset of the pandemic resulted in an increase in the provision. These factors were relatively unchanged during the first quarter of 2021 from December 31, 2020 due to some signs of leveling and stabilization in the economy, and therefore no additional provision was required during the quarter ended March 31, 2021. In addition, a significant portion of loans originated in the first quarter are guaranteed by the United States Small Business Administration. These loans pose no credit risk and therefore required no provision. The components of the allowance are detailed further in table below.

At March 31, 2021, the allowance for loan losses was 1.16% of total loans outstanding, versus 1.17% of total loans outstanding at December 31, 2020. The allowance to total loans, excluding PPP loans, increased to approximately 1.26% at March 31, 2021 as compared to approximately 1.25% at December 31, 2020. Because the PPP loans are guaranteed in full by the U.S. Small Business Administration, management determined that these loans should be excluded from the calculation. At March 31, 2021, management believed the allowance for loan losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions deteriorate further due to the COVID-19 pandemic, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying potential credit losses is a subjective process. Therefore, the Company maintains a general reserve to cover credit losses within the portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

We have developed relief programs to assist borrowers in financial need due to the effects of the COVID-19 pandemic. The March 22, 2020 (revised April 2020) statement issued by our banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), passed on March 27, 2020 provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. §§1601 et seq.) terminates. Accordingly, we are offering short-term modifications made in response to COVID-19 to certain borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, short-term interest only payments, or other delays in payment that are insignificant.

Since the beginning of the pandemic in the spring of 2020, the Bank has modified a total of 191 loans. The principal balances of these loans on March 31, 2021 (adjusted for payoffs) totaled approximately $90 million. As of March 31, 2020, 5 of the 191 previously modified loans remain in deferment. The principal balance of these 5 loans is approximately $6.12 million, which represents 1.00% of the total loan portfolio. Of the total deferrals, all 5 loans are for deferrals of principal only. There are no loans for which principal and interested are being deferred.

If a customer requests a second modification, an extensive evaluation of the circumstances surrounding the need for the request is conducted. Procedurally, a commercial borrower will be required to present financial forecasts, proof of business sustainability, and verification of sources of repayment to the primary loan officer, the Chief Lending Officer, and the Chief Credit Officer before a second deferral is granted. Retail borrowers are also required to submit in writing the reason for the need for a second deferral request before an additional deferral is granted. Relationships whose situations do not warrant a second deferral will most likely be downgraded and subsequently evaluated for specific impairment within the allowance for loan loss. As of March 31, 2021, we are currently evaluating 1 relationship, totaling approximately $3,000,000, for a second deferral.

In accordance with the March 22, 2020 (revised April 2020) Joint Interagency Regulatory Guidance as well as the legislative relief provision, the above modifications were not considered to be troubled debt restructurings and were excluded from the TDR discussion above.

Section 1102 of the CARES Act created the Paycheck Protection Program (“PPP”), which appropriated $349 billion (which was subsequently increased by an additional $320 billion including $60 billion set aside for small, midsize, and community lenders) in loans designed to provide a direct incentive for sole proprietors, independent contractors, self-employed persons, non-profits and small businesses with less than 500 employees, allowing for narrow exceptions with businesses greater than 500 employees, to keep their workers on the payroll. These loans will be fully forgiven by the Small Business Administration if the funds are used for payroll costs, interest on mortgages, rent, or utilities as long as at least 75% of the forgiven amount was used for payroll. Additionally, loan payments will also be deferred for ten months. The initial Program started on April 3, 2020 and ended on August 8, 2020. No collateral or personal guarantees were required. Neither the government nor lenders are permitted to charge the recipients any fees.

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

The Bank began accepting applications from qualified customers on April 3, 2020 and, as of March 31, 2021, had helped provide over $102,600,000 in funding to over 894 clients through the PPP. The Bank received 251 applications in the first quarter of 2021.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for loan losses and constitute a realized loss. Charged-off loans were $64,000 for the three months ended March 31, 2021 as compared to $260,000 for the comparable period in 2020. While a charged-off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. In the three months ended March 31, 2021, the Bank had recoveries of charged-off loans of $14,000 as compared with $17,000 for the comparable period in 2020.

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. As set forth in the tables below, the Bank’s allowance arising from the specific impairment evaluation as of March 31, 2021 was relatively unchanged as compared to December 31, 2020.

As shown in the table below, the total balance in the allowance decreased, from $7,156,000 as of December 31, 2020 to $7,106,000 on March 31, 2021. The allowance for loan losses as a percent of loans decreased to 1.16% as of March 31, 2021 from 1.17% as of December 31, 2020. The allowance for loan losses as a percent of unimpaired loans was 1.16% at March 31, 2021 as compared to 1.17% at December 31, 2020. The general reserve as a percentage of unimpaired loan balances remained at 1.16% (or 1.26% excluding PPP loans) as of March 31, 2021 as compared to 1.17% (or 1.25% excluding PPP loans) as of December 31, 2020. Management will continue to evaluate the adequacy of the allowance for loan losses as more economic data becomes available and as changes within the Company’s portfolio are known. The effects of the pandemic may require the Company to fund additional increases in the allowance for loan losses in future periods.

The following tables summarize the allowance activity for the periods indicated:

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Three Months Ended March 31, 2021
2021	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:
Beginning Balance	$2,001	$3,550	$868	$737	$7,156
Charge-Offs	(54)	—	(10)	—	(64)
Recoveries	4	3	6	1	14
Provision	127	(81)	(34)	(12)	—

Ending Balance	2,078	3,472	830	726	7,106
Ending Balance: Individually evaluated for impairment	—	—	—	—	—

Ending Balance: Collectively evaluated for impairment	2,078	3,472	830	726	7,106

Totals:	$2,078	$3,472	$830	$726	$7,106

Financing Receivables:
Ending Balance: Individually evaluated for impairment	277	2,739	223	1,339	4,578

Ending Balance: Collectively evaluated for impairment	154,958	309,087	90,273	54,695	609,013

Totals:	$155,235	$311,826	$90,496	$56,034	$613,591

	Allowance for Loan Losses and Recorded Investment in Loans (dollars in thousands) As of and For the Year Ended December 31, 2020
2020	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:
Beginning Balance	$1,330	$1,932	$865	$702	$4,829
Charge-Offs	(96)	(224)	(75)	(53)	(448)
Recoveries	20	139	53	15	227
Provision	747	1,703	25	73	2,548

Ending Balance	2,001	3,550	868	737	7,156
Ending Balance: Individually evaluated for impairment	4	—	—	—	4

Ending Balance: Collectively evaluated for impairment	1,997	3,550	868	737	7,152

Totals:	$2,001	$3,550	$868	$737	$7,156

Financing Receivables:
Ending Balance: Individually evaluated for impairment	345	2,782	343	1,347	4,817

Ending Balance: Collectively evaluated for impairment	144,800	306,781	92,001	60,691	604,273

Totals:	$145,145	$309,563	$92,344	$62,038	$609,090

The following sets forth the reconciliation of the allowance for loan loss:

	Three Months Ended March 31, (in thousands)
	2021	2020
Balance, beginning of period	$7,156	$4,829
Provision for loan losses	—	888
Loans charged off	(64)	(260)
Recoveries of loans charged off	14	17

Net (charge offs)	(50)	(243)

Balance, end of period	$7,106	$5,474

No nonaccrual loans were excluded from the impaired loan disclosures at March 31, 2021 and December 31, 2020. If interest on these loans had been accrued, such income cumulatively would have approximated $173,000 and $158,000 on March 31, 2021 and December 31, 2020, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

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

Income Taxes

For the three months ended March 31, 2021, Financial had an income tax expense of $458,000 as compared to $242,000 for the three months ended March 31, 2020. This represents an effective tax rate of 19.97% for the three months ended March 31, 2021 as compared with 19.56% for the three months ended March 31, 2020. Our effective rate was lower than the statutory corporate tax rate in all periods primarily because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended March 31, 2021 and 2020

(dollars in thousands)

	2021			2020
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
Loans, including fees (1) (2)	$611,420	$6,792	4.51%	$574,185	$6,968	4.87%
Loans held for sale	6,158	68	4.48%	3,653	37	4.06%
Fed funds sold	82,579	14	0.07%	24,192	66	1.09%
Interest bearing bank balances	18,657	14	0.30%	18,007	64	1.43%
Securities (3)	96,246	474	2.00%	55,962	344	2.47%
Federal agency equities	1,435	6	1.70%	1,390	9	2.60%
CBB equity	116	—	—	116	—	—

Total earning assets	816,611	7,368	3.66%	677,505	7,488	4.43%

Allowance for loan losses	(7,156)			(4,907)
Non-earning assets	63,903			63,161

Total assets	$873,358			$735,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$377,894	$107	0.11%	$284,389	$276	0.39%
Savings	102,162	28	0.11%	86,901	50	0.23%
Time deposits	149,560	373	1.01%	193,355	946	1.96%
Total interest bearing deposits	629,616	508	0.33%	564,645	1,272	0.90%
Other borrowed funds
Financing leases	4,092	27	2.68%	4,415	30	2.73%
Capital Notes	10,028	82	3.32%	5,000	50	4.00%

Total interest-bearing liabilities	643,736	617	0.39%	574,060	1,352	0.94%

Non-interest bearing deposits	158,692			95,218
Other liabilities	6,136			5,238

Total liabilities	808,564			674,516
Stockholders’ equity	64,794			61,243

Total liabilities and Stockholders’ equity	$873,358			$735,759

Net interest income		$6,751			$6,136

Net interest margin			3.35%			3.63%

Interest spread			3.27%			3.49%

(1)	Net accretion or amortization of deferred loan fees and costs are included in interest income.
(2)	Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.
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

There have been no significant changes during the quarter ended March 31, 2021, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 29, 2021. Except as set forth herein, there have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) On January 19, 2021, the Company’s board of directors approved a share repurchase program under which the Company is authorized to repurchase, from time to time as the Company deems appropriate, up to a total of 47,000 shares of the Company’s common stock. Repurchases may be made in the open market, through block trades, or otherwise, and in privately negotiated transactions.

The Company repurchased 14,600 shares during the quarter ended March 31, 2021.

The following table provides information as of March 31, 2021 with respects to shares of common stock repurchased by the Company for the quarter then ended:

Beginning Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 through January 31, 2021	—	N/A	—	47,000
February 1, 2021 through February 28, 2021	—	$14.51	14,600	32,400
March 1, 2021 through March 31, 2021	—	N/A	—	32,400

Total	—	$14.51	14,600	32,400

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2021

31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2021

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 12, 2021

101	The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income(Loss) (unaudited) for the three months ended March 31, 2021 and 2020 (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2021 and 2020 (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three months ended March 31, 2021 and 2020; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.

Date: May 12, 2021	By	/S/ Robert R. Chapman III
Robert R. Chapman III, President
(Principal Executive Officer)

Date: May 12, 2021	By	/S/ J. Todd Scruggs
J. Todd Scruggs, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting
Officer)