Form 10-Q
period 2021-06-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2021-08-12
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-Q

______________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

BANK OF THE JAMES FINANCIAL GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

______________________

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

______________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,740,657 shares of Common Stock, par value $2.14 per share, were outstanding at August 12, 2021.

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2021 unaudited)

	June 30,	December 31,
Assets	2021	2020
Cash and due from banks	$39,395	$31,683
Federal funds sold	83,894	69,203
Total cash and cash equivalents	123,289	100,886
Securities held-to-maturity (fair value of $4,056 in 2021 and $4,192 in 2020)	3,663	3,671
Securities available-for-sale, at fair value	130,964	90,185
Restricted stock, at cost	1,324	1,551
Loans, net of allowance for loan losses of $7,212 in 2021 and $7,156 in 2020	595,172	601,934
Loans held for sale	6,253	7,102
Premises and equipment, net	17,168	16,982
Interest receivable	2,105	2,350
Cash value - bank owned life insurance	18,553	16,355
Other real estate owned	761	1,105
Other assets	9,112	9,265
Total assets	$908,364	$851,386
Liabilities and Stockholders' Equity
Deposits
Noninterest bearing demand	$156,594	$143,345
NOW, money market and savings	519,434	463,506
Time	143,414	158,116
Total deposits	819,442	764,967
Capital notes	10,029	10,027
Interest payable	56	85
Other liabilities	10,746	9,575
Total liabilities	$840,273	$784,654
Commitments and Contingencies
Stockholders' equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,741,560 and 4,339,436 as of June 30, 2021 and December 31, 2020	10,147	9,286
Additional paid-in-capital	37,244	30,989
Retained earnings	20,364	24,665
Accumulated other comprehensive income	336	1,792
Total stockholders' equity	$68,091	$66,732
Total liabilities and stockholders' equity	$908,364	$851,386

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Interest Income	2021	2020	2021	2020
Loans	$6,624	$6,732	$13,484	$13,737
Securities
US Government and agency obligations	219	151	410	338
Mortgage backed securities	84	55	161	114
Municipals - taxable	193	80	336	155
Municipals - tax exempt	10	—	20	—
Dividends	29	24	35	33
Other (Corporates)	50	23	100	46
Interest bearing deposits	5	6	19	70
Federal Funds sold	20	10	34	76
Total interest income	7,234	7,081	14,599	14,569
Interest Expense
Deposits
NOW, money market savings	138	166	273	492
Time Deposits	278	912	651	1,858
Finance leases	27	28	54	58
Capital notes	81	57	163	107
Total interest expense	524	1,163	1,141	2,515
Net interest income	6,710	5,918	13,458	12,054
Provision for loan losses	—	760	—	1,648
Net interest income after provision for loan losses	6,710	5,158	13,458	10,406
Noninterest income
Gain on sales of loans held for sale	2,310	1,950	4,084	3,127
Service charges, fees and commissions	637	514	1,191	1,002
Life insurance income	100	110	198	188
Other	2	2	10	14
Gain on sales and calls of securities, net	—	213	—	644
Total noninterest income	3,049	2,789	5,483	4,975
Noninterest expenses
Salaries and employee benefits	4,076	3,973	7,808	7,327
Occupancy	405	382	833	818
Equipment	631	569	1,257	1,178
Supplies	116	106	234	233
Professional, data processing, and other outside expense	1,035	970	1,949	1,894
Marketing	238	179	511	315
Credit expense	284	276	560	472
Other real estate expenses	7	21	73	120
FDIC insurance expense	123	87	288	144
Other	322	372	613	631
Total noninterest expenses	7,237	6,935	14,126	13,132
Income before income taxes	2,522	1,012	4,815	2,249
Income tax expense	508	191	966	433
Net Income	$2,014	$821	$3,849	$1,816
Weighted average shares outstanding - basic and diluted	4,748,356	4,773,380	4,757,480	4,778,112
Earnings per common share - basic and diluted	$0.42	$0.17	$0.81	$0.38

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollar amounts in thousands) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Net Income	$2,014	$821	$3,849	$1,816
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	1,596	998	(1,843)	3,285
Tax effect	(335)	(210)	387	(690)
Reclassification adjustment for gains included in net income (1)	—	(213)	—	(644)
Tax effect (2)	—	44	—	135
Other comprehensive income (loss), net of tax	1,261	619	(1,456)	2,086
Comprehensive income	$3,275	$1,440	$2,393	$3,902

(1)Gains are included in “gain on sales and calls of available-for-sale securities, net” on the consolidated statements of income.

(2)The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020

(dollar amounts in thousands) (unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net Income	$3,849	$1,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,018	1,008
Stock based compensation expense	53	53
Net amortization and accretion of premiums and discounts on securities	562	196
Amortization of debt issuance costs	2	—
(Gain) on sales of available-for-sale securities	—	(644)
(Gain) on sales of loans held for sale	(4,084)	(3,127)
Proceeds from sales of loans held for sale	165,380	125,134
Origination of loans held for sale	(160,447)	(123,884)
Provision for loan losses	—	1,648
Loss (gain) on sale of other real estate owned	66	(6)
Impairment of other real estate owned	—	102
Bank owned life insurance income	(198)	(188)
Decrease (increase) in interest receivable	245	(639)
Decrease (increase) in other assets	292	(1,040)
(Decrease) in interest payable	(29)	(1)
Increase (decrease) in other liabilities	1,326	(10)
Net cash provided by operating activities	$8,035	$418
Cash flows from investing activities
Purchases of securities available-for-sale	$(47,894)	$(11,334)
Proceeds from maturities, calls and paydowns of securities available-for-sale	4,718	1,202
Proceeds from sale of securities available-for-sale	—	17,813
Purchases of bank owned life insurance	(2,000)	(2,750)
Life insurance proceeds	—	588
Purchase of Federal Reserve Bank stock	—	(45)
Sale of Federal Home Loan Bank stock	227	—
Proceeds from sale of other real estate owned	344	645
Origination of loans, net of principal collected	6,696	(51,956)
Purchases of premises and equipment	(956)	(652)
Net cash (used in) investing activities	$(38,865)	$(46,489)
Cash flows from financing activities
Net increase in deposits	$54,475	$96,527
Principal payments on finance lease obligations	(208)	(160)
Repurchase of common stock	(427)	(275)
Dividends paid to common stockholders	(607)	(607)
Proceeds from sale of capital notes, net of issuance costs	—	7,275
Retirement of capital notes	—	(5,000)
Net cash provided by financing activities	$53,233	$97,760
Increase in cash and cash equivalents	22,403	51,689
Cash and cash equivalents at beginning of period	$100,886	$39,111
Cash and cash equivalents at end of period	$123,289	$90,800
Non cash transactions
Transfer of loans to other real estate owned	$66	$18
Fair value adjustment for securities available-for-sale	(1,843)	2,641
Cash transactions
Cash paid for interest	$1,170	$2,516
Cash paid for income taxes	1,450	435

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the Three and Six Months Ended June 30, 2021 and 2020

(dollars in thousands, except per share amounts) (unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2019	4,357,436	$9,325	$31,225	$20,900	$(5)	$61,445
Net Income	—	—	—	995	—	995
Dividends paid on common stock ($0.07 per share)	—	—	—	(304)	—	(304)
Repurchase of common stock	(18,000)	(39)	(236)	—	—	(275)
Stock-based compensation expense	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	1,467	1,467
Balance at March 31, 2020	4,339,436	$9,286	$30,989	$21,591	$1,462	$63,328
Net Income	—	—	—	821	—	821
Dividends paid on common stock ($0.07 per share)	—	—	—	(303)	—	(303)
Other comprehensive income	—	—	—	—	619	619
Balance at June 30, 2020	4,339,436	$9,286	$30,989	$22,109	$2,081	$64,465

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2020	4,339,436	$9,286	$30,989	$24,665	$1,792	$66,732
Net Income	—	—	—	1,835	—	1,835
Dividends paid on common stock ($0.07 per share)	—	—	—	(304)	—	(304)
Repurchase of common stock	(14,600)	(31)	(181)	—	—	(212)
Other comprehensive (loss)	—	—	—	—	(2,717)	(2,717)
Balance at March 31, 2021	4,324,836	$9,255	$30,808	$26,196	$(925)	$65,334
Net Income	—	—	—	2,014	—	2,014
Dividends paid on common stock ($0.07 per share)	—	—	—	(303)	—	(303)
Repurchase of common stock	(14,300)	(31)	(184)	—	—	(215)
10% Stock dividend	431,024	923	6,620	(7,543)	—	—
Other comprehensive income	—	—	—	—	1,261	1,261
Balance at June 30, 2021	4,741,560	$10,147	$37,244	$20,364	$336	$68,091

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2020. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2020 included in Financial’s Annual Report on Form 10-K. Results for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Note 3 – Earnings Per Common Share (EPS)

The following is a summary of the earnings per share calculation for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$2,014,000	$821,000	$3,849,000	$1,816,000
Weighted average number of shares - basic and diluted	4,748,356	4,773,380	4,757,480	4,778,112
Basic and diluted EPS	$0.42	$0.17	$0.81	$0.38

In 2021 and 2020, all restricted stock units (RSUs) were excluded from calculating diluted earnings per share as the Company elected to settle units vesting in 2021 and 2020 wholly in cash. Going forward, management anticipates a cash settlement policy for all currently outstanding RSUs. There were no potentially dilutive shares outstanding in 2021 and 2020. Weighted average and per share amounts for all periods have been adjusted to reflect a 10% stock dividend declared on May 18, 2021.

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

On January 2, 2019, the Company granted its first block of equity compensation under the 2018 Incentive Plan consisting of 24,500 restricted stock units. The recipients of restricted stock units do not receive shares of the Company’s stock immediately, but instead may receive shares, cash in lieu of shares, or a combination thereof upon satisfying the requisite service period specified by the terms and conditions of the grant. Additionally, the recipients of restricted stock units do not enjoy the rights of holder of the Company’s common stock until the units have vested and as such, they do not have voting rights or rights to nonforfeitable dividends. The related compensation expense is based on the fair value of the Company’s stock. RSUs vest over 3 years in thirds. The first one-third vested on January 2, 2020 and the second one-third vested on January 2, 2021. The value of the first two-thirds vested portions of the grant were settled with cash payments and no shares were issued.

The total expense recognized for the six months ended June 30, 2021 and 2020, in connection with the restricted stock unit awards was approximately $53,000 in each of the periods. There were no forfeitures during the six month period ending June 30, 2021.

At June 30, 2021, the unrecognized stock-based compensation expense related to unvested restricted stock units amounted to approximately $53,000. The unrecognized expense will be recognized ratably over the remaining vesting period of 0.50 years. The Company accounts for forfeitures as they occur.

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

Note 5 – Fair Value Measurements (continued)

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

•Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

		Carrying Value at June 30, 2021 (in thousands)
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Balance as of	Markets for	Observable	Inputs
	June 30,	Identical Assets	Inputs	(Level 3)
Description	2021	(Level 1)	(Level 2)
US Treasuries	$2,015	$—	$2,015	$—
US agency obligations	55,387	—	55,387	—
Mortgage-backed securities	25,897	—	25,897	—
Municipals	41,154	—	41,154	—
Corporates	6,511	—	6,511	—

Total available-for-sale securities	$130,964	$—	$130,964	$—
IRLCs - asset	352	—	—	352
Total assets at fair value	$131,316	$—	$130,964	$352

		Carrying Value at December 31, 2020 (in thousands)
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Balance as of	Markets for	Observable	Inputs
	December 31,	Identical Assets	Inputs	(Level 3)
Description	2020	(Level 1)	(Level 2)
US Treasuries	$2,027	$—	$2,027	$—
US agency obligations	41,320	—	41,320	—
Mortgage-backed securities	15,696	—	15,696	—
Municipals	24,773	—	24,773	—
Corporates	6,369	—	6,369	—

Total available-for-sale securities	$90,185	$—	$90,185	$—
IRLCs – asset	425	—	—	425
Total assets at fair value	$90,610	$—	$90,185	$425

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

Note 5 – Fair Value Measurements (continued)

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2021
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
IRLCs - asset	$352	Market approach	Range of pull through rate	70% - 100% (85%)

(1)    Weighted based on the relative value of the instruments

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2020
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
IRLCs - asset	$425	Market approach	Range of pull through rate	70% - 100% (85%)

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

Note 5 – Fair Value Measurements (continued)

Loans held for sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended June 30, 2021. Gains and losses on the sale of loans are recorded within gains on sales of loans held for sale on the Consolidated Statements of Income.

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

Note 5 – Fair Value Measurements (continued)

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period (in thousands):

		Carrying Value at June 30, 2021
Description	Balance as of June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$1,991	$—	$—	$1,991
Other real estate owned	761	—	—	761

* Includes loans charged down to the net realizable value of the collateral.

		Carrying Value at December 31, 2020
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$1,829	$—	$—	$1,829
Other real estate owned	1,105	—	—	1,105

* Includes loans charged down to the net realizable value of the collateral.

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2021
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
Impaired loans	$1,991	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)

OREO	761	Discounted appraised value	Selling cost	10%
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

(1)Weighted based on the relative value of the instruments.

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2020
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
Impaired loans	$1,829	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)

OREO	1,105	Discounted appraised value	Selling cost	10%
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

(1)Weighted based on the relative value of the instruments.

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

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments and their placement in the fair value hierarchy at June 30, 2021 and December 31, 2020 was as follows (in thousands):

		Fair Value Measurements at June 30, 2021 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$39,395	$39,395	$—	$—	$39,395
Fed funds sold	83,894	83,894	—	—	83,894
Securities
Available-for-sale	130,964	—	130,964	—	130,964
Held-to-maturity	3,663	—	4,056	—	4,056
Restricted stock	1,324		1,324	—	1,324
Loans, net (1)	595,172	—	—	591,839	591,839
Loans held for sale	6,253	—	6,253	—	6,253
Interest receivable	2,105	—	2,105	—	2,105
BOLI	18,553	—	18,553	—	18,553
Derivatives - IRLCs	352	—	—	352	352

Liabilities
Deposits	$819,442	$—	$820,508	$—	$820,508
Capital notes	10,029	—	9,113	—	9,113
Interest payable	56	—	56	—	56

		Fair Value Measurements at December 31, 2020 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$31,683	$31,683	$—	$—	$31,683
Fed funds sold	69,203	69,203	—	—	69,203
Securities
Available-for-sale	90,185	—	90,185	—	90,185
Held-to-maturity	3,671	—	4,192	—	4,192
Restricted stock	1,551	—	1,551	—	1,551
Loans, net	601,934	—	—	598,745	598,745
Loans held for sale	7,102	—	7,102	—	7,102
Interest receivable	2,350	—	2,350	—	2,350
BOLI	16,355	—	16,355	—	16,355
Derivatives - IRLCs	425	—	—	425	425

Liabilities
Deposits	$764,967	$—	$766,212	$—	$766,212
Capital notes	10,027	—	9,003	—	9,003
Interest payable	85	—	85	—	85

(1)     Carrying amount is net of unearned income and the Allowance.

Note 6 – Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	June 30, 2021
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$3,663	$393	$—	$4,056

Available-for-Sale
US Treasuries	2,000	15	—	2,015
US agency obligations	55,339	900	(852)	55,387
Mortgage-backed securities	25,948	147	(198)	25,897
Municipals	40,995	560	(401)	41,154
Corporates	6,257	254	—	6,511
	$130,539	$1,876	$(1,451)	$130,964

	December 31, 2020
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$3,671	$521	$—	$4,192

Available-for-Sale
US Treasuries	2,000	27	—	2,027
US agency obligations	40,111	1,544	(335)	41,320
Mortgage-backed securities	15,461	241	(6)	15,696
Municipals	24,275	594	(96)	24,773
Corporates	6,070	299	—	6,369
	$87,917	$2,705	$(437)	$90,185

Note 6 – Securities (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2021 and December 31, 2020 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2021	Value	Losses	Value	Losses	Value	Losses
Description of securities
Held-to-maturity
US agency obligations	$—	$—	$—	$—	$—	$—

Available-for-sale
US Treasuries	—	—	—	—	—	—
US agency obligations	28,600	852	—	—	28,600	852
Mortgage-backed securities	20,696	198	—	—	20,696	198
Municipals	17,597	401	—	—	17,597	401
Corporates	—	—	—	—	—	—
Total	$66,893	$1,451	$—	$—	$66,893	$1,451

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	Value	Losses	Value	Losses	Value	Losses
Description of securities
Held-to-maturity
US agency obligations	$—	$—	$—	$—	$—	$—

Available-for-sale
US Treasuries	—	—	—	—	—	—
US agency obligations	15,808	335	—	—	15,808	335
Mortgage-backed securities	8,201	6	—	—	8,201	6
Municipals	8,202	96	—	—	8,202	96
Corporates	—	—	—	—	—	—
Total	$32,211	$437	$—	$—	$32,211	$437

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and may do so more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the intent of Financial, if any, to sell the security; (4) whether Financial more likely than not will be

Note 6 – Securities (continued)

required to sell the security before recovering its cost; and (5) whether Financial does not expect to recover the security’s entire amortized cost basis (even if Financial does not intend to sell the security).

At June 30, 2021, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of June 30, 2021, the Bank owned 35 securities in an unrealized loss position that were being evaluated for other than temporary impairment. Thirteen of these securities were S&P rated AAA and 22 were rated AA. As of June 30, 2021, 16 of these securities were municipal issues and 19 were backed by the US government.

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

There were no sales of available-for-sale securities during the six months ended June 30, 2021 as compared to $17,813 in sales during the same period in 2020. In 2020, there were gross gains on sales of available-for-sale securities of $644 during the six month period ended June 30, 2020. There were no sales of held-to-maturity securities during the six month periods ended June 30, 2021 and 2020.

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

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three and six months ended June 30, 2021 and 2020 was as follows (dollars in thousands):

Note 7 – Business Segments (continued)

Business Segments

	Community
	Banking	Mortgage	Total
For the three months ended June 30, 2021
Net interest income	$6,710	$—	$6,710
Provision for loan losses	—	—	—
Net interest income after provision for loan losses	6,710	—	6,710
Noninterest income	739	2,310	3,049
Noninterest expenses	5,705	1,532	7,237
Income before income taxes	1,744	778	2,522
Income tax expense	345	163	508
Net income	$1,399	$615	$2,014
Total assets	$901,350	$7,014	$908,364

For the three months ended June 30, 2020
Net interest income	$5,918	$—	$5,918
Provision for loan losses	760	—	760
Net interest income after provision for loan losses	5,158	—	5,158
Noninterest income	839	1,950	2,789
Noninterest expenses	5,609	1,326	6,935
Income before income taxes	388	624	1,012
Income tax expense	60	131	191
Net income	$328	$493	$821
Total assets	$820,623	$6,475	$827,098

	Community
	Banking	Mortgage	Total
Six months ended June 30, 2021
Net interest income	$13,458	$—	$13,458
Provision for loan losses	—	—	—
Net interest income after provision for loan losses	13,458	—	13,458
Noninterest income	1,399	4,084	5,483
Noninterest expenses	11,209	2,917	14,126
Income before income taxes	3,648	1,167	4,815
Income tax expense	721	245	966
Net income	$2,927	$922	$3,849
Total assets	$901,350	$7,014	$908,364

Six months ended June 30, 2020
Net interest income	$12,054	$—	$12,054
Provision for loan losses	1,648	—	1,648
Net interest income after provision for loan losses	10,406	—	10,406
Noninterest income	1,848	3,127	4,975
Noninterest expenses	10,949	2,183	13,132
Income before income taxes	1,305	944	2,249
Income tax expense	235	198	433
Net income	$1,070	$746	$1,816
Total assets	$820,623	$6,475	$827,098

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

Loan Segments:	Loan Classes:
Commercial	Commercial and industrial loans
Commercial real estate	Commercial mortgages – owner occupied
Commercial mortgages – non-owner occupied
Commercial construction
Consumer	Consumer unsecured
Consumer secured
Residential	Residential mortgages
Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	June 30,	December 31,
	2021	2020
Commercial	$133,626	$145,145
Commercial real estate	326,552	309,563
Consumer	88,905	92,344
Residential	53,301	62,038

Total loans (1)	602,384	609,090

Less allowance for loan losses	7,212	7,156

Net loans	$595,172	$601,934

(1)Includes net deferred (fees) of ($532) and ($18) as of June 30, 2021 and December 31, 2020, respectively.

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

We segregate loans into the above categories based on the following criteria and we review the characteristics of each rating at least annually, generally during the first quarter. The characteristics of these ratings are as follows:

•“Pass.” These are loans having risk ratings of 1 through 4. Pass loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

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

•“Special Mention.” These are loans having a risk rating of 6. Special Mention loans have weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the bank’s credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. These loans do warrant more than routine monitoring due to a weakness caused by adverse events.

•“Substandard.” These are loans having a risk rating of 7. Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Bank’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Bank. There is a distinct possibility that the Bank will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet our definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provides evidence that it is probable that the Bank will be unable to collect all amounts due.

•“Doubtful.” These are loans having a risk rating of 8. Doubtful rated loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.

•“Loss.” These are loans having a risk rating of 9. Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

Loans on Non-Accrual Status

(dollars in thousands)

	As of
	June 30, 2021	December 31, 2020
Commercial	$114	$121
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	764	940
Commercial Mortgages-Non-Owner Occupied	658	552
Commercial Construction	—	—
Consumer
Consumer Unsecured	—	—
Consumer Secured	237	240
Residential:
Residential Mortgages	212	210
Residential Consumer Construction	—	—

Totals	$1,985	$2,063

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank which was acquired through purchase at foreclosure or from the borrower through a deed in lieu of foreclosure. OREO decreased to $761 on June 30, 2021 from $1,105 on December 31, 2020. The following table represents the changes in

Note 8 – Loans, allowance for loan losses and OREO (continued)

OREO balance during the six months ended June 30, 2021 and year ended December 31, 2020.

OREO Changes

(dollars in thousands)

	Six Months Ended	Year Ended
	June 30, 2021	December 31, 2020
Balance at the beginning of the year (net)	$1,105	$2,339
Transfers from loans	66	18
Capitalized costs	—	—
Valuation adjustments	—	(437)
Sales proceeds	(344)	(844)
Gain (loss) on disposition	(66)	29
Balance at the end of the period (net)	$761	$1,105

At June 30, 2021 and December 31, 2020, the Company had no consumer mortgage loans secured by residential real estate for which foreclosure was in process. The Company held no residential real estate property in other real estate owned as of June 30, 2021 and December 31, 2020.

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the Six Months Ended June 30, 2021
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2021	Investment	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded:
Commercial	$256	$306	$—	$299	$11
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,951	2,300	—	2,047	69
Commercial Mortgage Non-Owner Occupied	624	682	—	632	13
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	222	222	—	283	7
Residential
Residential Mortgages	1,332	1,402	—	1,340	24
Residential Consumer Construction	—	—	—	—	—

With an Allowance Recorded:
Commercial	$—	$—	$—	$2	$—
Commercial Real Estate
Commercial Mortgages-Owner Occupied	—	—	—	—	—
Commercial Mortgage Non-Owner Occupied	—	—	—	—	—
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	177	181	19	89	1
Residential
Residential Mortgages	—	—	—	—	—
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$256	$306	$—	$301	$11
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,951	2,300	—	2,047	69
Commercial Mortgage Non-Owner Occupied	624	682	—	632	13
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	399	403	19	372	8
Residential
Residential Mortgages	1,332	1,402	—	1,340	24
Residential Consumer Construction	—	—	—	—	—
	$4,562	$5,093	$19	$4,692	$125

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

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Six Months Ended June 30, 2021

		Commercial
2021	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:

Beginning Balance	$2,001	$3,550	$868	$737	$7,156
Charge-Offs	(52)	—	(12)	—	(64)
Recoveries	102	5	12	1	120
Provision	48	10	(45)	(13)	—
Ending Balance	2,099	3,565	823	725	7,212

Ending Balance: Individually evaluated for impairment	—	—	19	—	19

Ending Balance: Collectively evaluated for impairment	2,099	3,565	804	725	7,193

Totals:	$2,099	$3,565	$823	$725	$7,212

Financing Receivables:
Ending Balance: Individually evaluated for impairment	256	2,575	399	1,332	4,562

Ending Balance: Collectively evaluated for impairment	133,370	323,977	88,506	51,969	597,822

Totals:	$133,626	$326,552	$88,905	$53,301	$602,384

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

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Loans as of
	June 30, 2021
	(dollars in thousands)
			Greater				Recorded Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
2021	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$—	$—	$—	$—	$133,626	$133,626	$—
Commercial Real Estate:
Commercial Mortgages- Owner Occupied	159	—	502	661	117,187	117,848	—
Commercial Mortgages-Non-Owner Occupied	—	—	618	618	177,332	177,950	—
Commercial Construction	—	—	—	—	30,754	30,754	—
Consumer:
Consumer Unsecured	1	1	—	2	5,080	5,082	—
Consumer Secured	222	11	226	459	83,364	83,823	—
Residential:
Residential Mortgages	239	—	212	451	37,145	37,596	—
Residential Consumer Construction	231	—	—	231	15,474	15,705	—
Total	$852	$12	$1,558	$2,422	$599,962	$602,384	$—

	Age Analysis of Past Due Loans as of
	December 31, 2020
	(dollars in thousands)
			Greater				Recorded Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
2020	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$157	$—	$—	$157	$144,988	$145,145	$—
Commercial Real Estate:
Commercial Mortgages- Owner Occupied	38	—	842	880	107,342	108,222	—
Commercial Mortgages-Non-Owner Occupied	252	116	394	762	170,307	171,069	—
Commercial Construction	—	—	—	—	30,272	30,272	—
Consumer:
Consumer Unsecured	7	—	—	7	3,764	3,771	—
Consumer Secured	309	27	229	565	88,008	88,573	—
Residential:
Residential Mortgages	575	243	210	1,028	45,868	46,896	—
Residential Consumer Construction	—	—	—	—	15,142	15,142	—
Total	$1,338	$386	$1,675	$3,399	$605,691	$609,090	$—

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Credit Quality Information - by Class
	June 30, 2021
	(dollars in thousands)
2021	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$121,109	$4,310	$7,910	$297	$—	$133,626
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	108,103	3,361	4,405	1,979	—	117,848
Commercial Mortgages-Non-Owner Occupied	169,953	7,150	61	786	—	177,950
Commercial Construction	30,754	—	—	—	—	30,754
Consumer
Consumer Unsecured	5,056	—	25	1	—	5,082
Consumer Secured	83,301	—	—	522	—	83,823
Residential:
Residential Mortgages	36,092	—	—	1,504	—	37,596
Residential Consumer Construction	15,705	—	—	—	—	15,705

Totals	$570,073	$14,821	$12,401	$5,089	$—	$602,384

	Credit Quality Information - by Class
	December 31, 2020
	(dollars in thousands)
2020	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$133,075	$4,332	$7,386	$352	$—	$145,145
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	98,623	3,028	4,428	2,143	—	108,222
Commercial Mortgages-Non -Owner Occupied	161,300	7,277	1,682	810	—	171,069
Commercial Construction	30,272	—	—	—	—	30,272
Consumer
Consumer Unsecured	3,740	—	30	1	—	3,771
Consumer Secured	88,044	—	—	529	—	88,573
Residential:
Residential Mortgages	45,441	—	—	1,455	—	46,896
Residential Consumer Construction	15,142	—	—	—	—	15,142

Totals	$575,637	$14,637	$13,526	$5,290	$—	$609,090

Note 8 – Loans, allowance for loan losses and OREO (continued)

Troubled Debt Restructurings (TDR)

There were no loan modifications that would have been classified as TDRs during the three and six months ended June 30, 2021 and 2020.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three and six months ended June 30, 2021 and 2020.

At June 30, 2021 and December 31, 2020, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

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

Since the beginning of the pandemic in the spring of 2020, the Bank has modified a total of 191 loans. The principal balances of these loans on June 30, 2021 (adjusted for payoffs) totaled approximately $90 million. As of June 30, 2021, none of the 191 previously modified loans remain in deferment and all such previously deferred loans are current.

We are not currently evaluating any relationships, for additional deferrals.

In accordance with provisions of Section 4013 of the CARES Act (March 2020) and the Joint Interagency Regulatory Guidance (March 2020, revised April 2020), the above modifications were not considered to be TDRs. The CARES Act addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. The Interagency Guidance encouraged financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19 and explained that in consultation with the Financial Accounting Standards Board (FASB) staff, the federal banking agencies concluded that short-term modifications (e.g. six months or less) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs. In December 2020, the Consolidated Appropriations Act extended the period established by Section 4013 of the CARES Act for providing temporary relief from TDR classification to the earlier of January 1, 2022 or 60 days after the date when the national emergency concerning COVID-19 terminates.

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

Other

Other noninterest income consists of other recurring revenue streams such as commissions from sales of mutual funds and other investments, safety deposit box rental fees, and other miscellaneous revenue streams. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. Safe deposit

Note 9 – Revenue Recognition (continued)

box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.

Note 10 – Recent accounting pronouncements and other authoritative guidance

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (CECL). The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company has contracted with an additional vendor in addition to its core processer and the implementation process has begun. It is anticipated that the Company will run the CECL methodology side by side with the current allowance methodology for approximately 12 months before full implementation.

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

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company has identified a small number of affected loans and is evaluating other benchmarks to substitute for LIBOR such as SOFR. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

Note 11 - COVID-19 and Current Economic Conditions

On March 11, 2020, the World Health Organization announced that the COVID-19 outbreak was deemed a pandemic, and on March 13, 2020, the President declared the ongoing COVID-19 pandemic of sufficient magnitude to warrant an emergency declaration. The extent of COVID-19's effect on the Company's operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and when state and local economies will return to operational norms, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. In addition, we rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Furthermore, the outbreak could negatively impact our employees and customers' ability to engage in banking and other financial transactions. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a COVID-19 outbreak in our market areas.

Management will continue to evaluate current economic conditions to determine the impact of the pandemic on the ability of our customers to fulfill their financial obligations to the Company, as well as the values of our financial and nonfinancial assets resulting from the market disruption. Accordingly, significant estimates used in the preparation of our financial statements including those associated with the evaluation of the allowance for loan losses as well as other valuation-based estimates may be subject to significant adjustments in future periods. As the full effects are not yet known, it is not currently possible to ascertain the overall impact of COVID-19 on the Company's business. However, as the pandemic continues to evolve into a prolonged worldwide health crisis, the pandemic could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

Note 12 – Capital Notes

On April 13, 2020, the Company commenced a private placement of unregistered debt securities (the “2020 Offering”). In the 2020 Offering, the Company sold and closed $10,050,000 in principal of notes (the “2020 Notes”) during the 2nd and 3rd quarters of 2020. The 2020 Offering officially ended on July 8, 2020. The 2020 Notes will bear interest at the rate of 3.25% per year with interest payable quarterly in arrears. The 2020 Notes will mature on September 30, 2025 and are subject to full or partial repayment on or after September 30, 2021. The balance of the 2020 Notes on the June 30, 2021 consolidated balance sheet is presented net of unamortized issuance costs.

On September 24, 2020 the Bank used $5,000,000 of the proceeds for the payment of principal of the Company’s previously outstanding 4.00% notes that were issued in 2017. The Company intends to use the balance of the proceeds from the 2020 Offering for general corporate purposes at the discretion of Company’s management such as payment of interest on the 2020 Notes and as a contribution of additional capital to the Bank.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Statements made in this document and in any documents that are incorporated by reference which are not purely historical are forward-looking statements, including any statements regarding descriptions of management's plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Shareholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Financial and could cause those results to differ materially from those expressed in forward-looking statements contained in this document. These factors, many of which are beyond Financial's control, include, but are not necessarily limited to the following:

•the effects of the COVID-19 pandemic on the business, customers, employees and third-party service providers of Financial or any of its acquisition targets;

•operating, legal and regulatory risks, including the effects of legislative or regulatory developments affecting the financial industry generally or Financial specifically;

•government legislation and policies (including the impact of the Dodd-Frank Wall Street Reform and the Consumer Protection Act and its related regulations), including changes to address the impact of COVID-19;

•economic, market, political and competitive forces affecting Financial's banking and other businesses;

•competition for our customers from other providers of financial services; government legislation and regulation relating to the banking industry (which changes from time to time and over which we have no control) including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•changes in interest rates, monetary policy and general economic conditions, which may impact Financial's net interest income;

•changes in the value of real estate securing loans made by the Bank;

•diversion of management time on pandemic-related issues;

•adoption of new accounting standards or changes in existing standards;

•changes to statutes, regulations, or regulatory policies or practices resulting from the COVID-19 pandemic;

•compliance or operational risks related to new products, services, ventures, or lines of business, if any, that Financial may pursue or implement; and

•the risk that Financial's analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

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

IMPACT OF COVID-19

Effects on Market Areas

The COVID-19 pandemic and certain provisions of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and other recent legislative and regulatory relief efforts have had and are expected to continue to have a material impact on the Company's operations, as further discussed below.

Policy and Regulatory Developments

Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•The Federal Reserve decreased the range for the Federal Funds Target Rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a current range of 0.0 - 0.25%.

•On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (SBA), referred to as the Paycheck Protection Program, or PPP Program, which was subsequently increased by $320 billion on April 24, 2020. Under the PPP program, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank participated as a lender in the PPP program. Effective August 8, 2020, banks ceased taking applications under the PPP program. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to loan modifications and classification as troubled debt restructurings (“TDRs”) for a limited period of time to account for the effects of COVID-19.

•On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs, and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. In addition, upon expiration of the initial loan modification period, the Bank, pursuant to the “Joint Statement on Additional Loan Accommodations Related to COVID-19” published August 3, 2020, is encouraged to continue to work with effected borrowers on additional loan modifications. Since the beginning of the pandemic in the spring of 2020, the Bank has modified a total of 191 loans. The principal balances of these loans on June 30, 2021 (adjusted for payoffs) totaled approximately $90 million. As of June 30, 2021, none of the 191 previously modified loans remain in deferment and all such previously deferred loans are current.

•On December 27, 2020, President Trump signed the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) into law to provide continued assistance to individuals and businesses that have been financially impacted by the ongoing coronavirus pandemic. Section 311 of the Economic Aid Act added a new temporary provision that authorizes the SBA to guarantee Paycheck Protection Program Second Draw Loans (the “PPP Second Draw Program”), under generally the same terms and conditions available under the PPP Under section 311, SBA may guarantee loans under the PPP Second Draw Program through March 31, 2021 (‘‘Second Draw PPP Loans’’) to borrowers that previously received an initial PPP loan and have used or will use the full amount of the initial PPP loan for authorized purposes on or before the expected date of disbursement of the Second Draw PPP Loan. In addition, the Economic Aid Act permits individuals and business that did not receive an initial PPP loan to apply under the PPP Program.

•In accordance with the relief provisions of the CARES Act and the March 22, 2020 (revised April 2020) Joint Interagency Regulatory Guidance, the above modifications were not considered to be troubled debt restructurings and were excluded from TDR classification. The TDR relief provisions provided for by the CARES Act were extended in December 2020 by the Consolidated Appropriations Act through the earlier of January 1, 2022 or 60 days after the national COVID-19 emergency terminates.

Effects on Our Business

The COVID-19 pandemic and the specific developments referred to above may have a significant impact on our business. As a result, we anticipate that our financial condition, capital levels and results of operations could be significantly adversely affected, as described in further detail below.

COVID-19 Crisis Management

As an essential service provider, Bank of the James has continued to provide uninterrupted service to its clients throughout the COVID-19 crisis. On March 2, 2020 the Company's Management Committee initiated plans in response to the emerging risk related to the pandemic.

From the beginning, our management of the crisis has focused on protecting the health and well-being of our employees and clients while continuing to provide our clients with full access to banking services. As the operational risk related to the COVID-19 crisis evolved, the Company took proactive measures to manage operational risk, including the following:

•The Company has implemented its Business Continuity Plan.

•All branches remain open, with routine banking services offered through online banking, drive-thru, ATMs, and full lobby access. We currently require masks for unvaccinated individuals.

•Implemented a number of actions to support a healthy workforce, including:

-Flexible work practices such as work-from-home options, working in shifts and placing greater distances between employees;

-Discontinuation of non-essential business travel and meetings; and

-Use of online meeting platforms, including successfully conducting the 2021 Annual Meeting of Shareholders in a virtual format.

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

See “Management Discussion and Analysis Results of Operations – Allowance and Provision for Loan Losses” below for further discussion of the allowance for loan losses.

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

The Bank services its banking customers through the following locations in Virginia:

Full-Service Branches

•The main office located at 828 Main Street in Lynchburg (the “Main Street Office”),

•A branch located at 5204 Fort Avenue in Lynchburg (the “Fort Avenue Branch”),

•A branch located at 4698 South Amherst Highway in Amherst County (the “Madison Heights Branch”),

•A branch located at 17000 Forest Road in Forest (the “Forest Branch”),

•A branch located at 4935 Boonsboro Road, Suites C and D in Lynchburg (the “Boonsboro Branch”),

•A branch located at 164 South Main Street, Amherst, Virginia (the “Amherst Branch”),

•A branch located at 1405 Ole Dominion Boulevard in the Town of Bedford, Virginia, located off of Independence Boulevard (the “Bedford Branch”),

•A branch located at 1110 Main Street, Altavista, Virginia (the “Altavista Branch”),

•A branch located at 1391 South High Street, Harrisonburg, VA (the “Harrisonburg Branch”),

•A branch located at 1745 Confederate Blvd, Appomattox, VA (the “Appomattox Branch”),

•A branch located at 225 Merchant Walk Avenue, Charlottesville, VA (the “5th Street Station Branch”),

•A branch located at 3562 Electric Road, Roanoke, VA (the “Roanoke Branch”),

•A branch located at 45 South Main St., Lexington, VA (the “Lexington Branch”),

•A branch located at 550 Water St., Charlottesville, VA (the “Water Street Branch”),

•A branch located at 2101 Electric Rd, Roanoke, VA (the “Oak Grove Branch”), and

•A branch located at 13 Village Highway, Rustburg, VA (the “Rustburg Branch”).

Limited Service Branches

•Westminster-Canterbury facilities located at 501 VES Road, Lynchburg, Virginia, and

•Westminster-Canterbury facilities located at 250 Pantops Mountain Road, Charlottesville, Virginia.

Loan Production Offices

•Residential mortgage loan production office located at the Forest Branch,

•Residential mortgage loan production office located at 2001 South Main Street, Blacksburg, Virginia, and

•Commercial, consumer and residential mortgage loan production office located at the Water Street Branch.

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

Subject to regulatory approval, the Bank may open additional branches during the next two fiscal years. Although numerous factors could influence the Bank’s expansion plans, the following discussion provides a general overview of the additional branch locations that the Bank currently is considering, including the following properties that we own and are holding for expansion:

•Real property located in the Timberlake Road area of Campbell County (Lynchburg), Virginia. The Timberlake property is not suitable for its intended use as a branch bank. Management anticipates that it will be necessary to raze the current structures and replace it with appropriate new construction. The Bank estimates that the cost of improvements, furniture, fixtures, and equipment necessary to upfit and construct a branch at this location could be between $900,000 and $1,500,000.

•Real property located at 4105 Boonsboro Road, Lynchburg, Virginia. This property is a former bank branch and with minor cosmetic improvements is suitable as is to be used as a bank branch. The Bank does not anticipate utilizing this location as a bank branch until mid 2022 at the earliest.

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

June 30, 2021
(in thousands)
Commitments to extend credit	160,471
Letters of Credit	4,259
Total	164,730

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of June 30, 2021 and December 31, 2020 and the results of operations of Financial for the three and six month periods ended June 30, 2021 and 2020. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

June 30, 2021 as Compared to December 31, 2020

Total assets were $908,364,000 on June 30, 2021 compared with $851,386,000 at December 31, 2020, an increase of 6.69%. The increase in total assets was primarily funded from the growth in deposits.

Total deposits increased from $764,967,000 as of December 31, 2020 to $819,442,000 on June 30, 2021, an increase of 7.12%. The increase resulted in large part from increases in the following deposit categories: non-interest-bearing demand deposits, NOW, money market, and savings accounts and was partially offset by a decrease in time deposits. The increase was attributable in part to stimulus funds and PPP loans received by our customers.

Total loans, excluding loans held for sale, decreased to $602,384,000 on June 30, 2021 from $609,090,000 on December 31, 2020, resulting from the forgiveness and payoff of PPP loans in addition to normal amortization, and decreased demand for commercial loans. Loans, excluding loans held for sale and net of deferred fees and costs and the allowance for loan losses, decreased to $595,172,000 on June 30, 2021 from $601,934,000 on December 31, 2020, a decrease of 1.12%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	June 30, 2021		December 31, 2020
	Amount	Percentage	Amount	Percentage
Commercial	$133,626	22.18%	$145,145	23.83%
Commercial Real Estate	326,552	54.21%	309,563	50.82%
Consumer	88,905	14.76%	92,344	15.16%
Residential	53,301	8.85%	62,038	10.19%
Total loans	$602,384	100.00%	$609,090	100.00%

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and OREO decreased to $2,746,000 on June 30, 2021 from $3,168,000 on December 31, 2020. OREO decreased to $761,000 on June 30, 2021 from $1,105,000 on December 31, 2020. The decrease in OREO was due in large part to the sale of one large OREO property during the first quarter. Non-performing loans decreased slightly from $2,063,000 at December 31, 2020 to $1,985,000 at June 30, 2021.

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

As a result of the COVID-19 pandemic, we anticipate that our commercial, commercial real estate, residential and consumer borrowers may encounter economic difficulties, which could lead to increases in our levels of nonperforming assets, impaired loans and troubled debt restructurings. Any potential financial impacts are unknown at this time.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure or deeds in lieu of foreclosure. On December 31, 2020, the Bank was carrying three OREO properties on its books at a value of $1,105,000. During the six months ended June 30, 2021, the Bank acquired one additional OREO property and disposed of two OREO properties, and as of June 30, 2021 the Bank is carrying two OREO properties at a value of $761,000. The OREO properties are available for sale and are being actively marketed.

The Bank had loans in the amount of $380,000 at June 30, 2021 classified as performing TDRs as compared to $392,000 at December 31, 2020. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

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

Since the beginning of the pandemic in the spring of 2020, the Bank has modified a total of 191 loans. The principal balances of these loans on June 30, 2021 (adjusted for payoffs) totaled approximately $90 million. As of June 30, 2021, none of the 191 previously modified loans remain in deferment and all such previously deferred loans are current.

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

Management has reviewed loan segments that it believes could be adversely impacted by the COVID-19 pandemic, and identified the following segments: assisted living, education/childcare, entertainment, hospitality, oil & gas (gas stations), religious/charitable, restaurants, retail & services. At June 30, 2021, the loan balances in those segments were as follows:

Industry	Principal Balance (in thousands)	Number of Loans	Percent of Total Loan Portfolio
Assisted Living	$7,455	11	1.24%
Education/Childcare	6,109	14	1.01%
Entertainment	5,534	20	0.92%
Hospitality	15,560	8	2.58%
Oil & Gas (Gas Stations)	461	9	0.08%
Religious/Charitable	17,907	37	2.97%
Restaurants	18,697	48	3.10%
Retail & Services	10,583	42	1.76%
Total	$82,306	189	13.66%

Management continues to closely monitor loans in these categories.

Cash and cash equivalents increased to $123,289,000 on June 30, 2021 from $100,886,000 on December 31, 2020. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). This increase was due in large part to an increase in deposits related to PPP loan funds and management’s decision to carry additional liquidity in order to accommodate the use of PPP loan proceeds. Cash and cash equivalents are subject to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts.

Securities held-to-maturity were flat, decreasing slightly to $3,663,000 on June 30, 2021 from $3,671,000 on December 31, 2020. This decrease is a result of normal amortization of premiums within the held-to-maturity portfolio.

Securities available-for-sale, which are carried on the balance sheet at fair market value, increased to $130,964,000 on June 30, 2021, from $90,185,000 on December 31, 2020. During the six months ended June 30, 2021, the Bank purchased $47,894,000 in available-for-sale securities, which was responsible for the increase in securities available-for sale. During the six months ended June 30, 2021 the Bank did not sell any securities available-for-sale and received $4,718,000 in proceeds from calls, maturities, and paydowns of securities available-for-sale, which partially offset the increase.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $426,000 at June 30, 2021, which decreased from $653,000 on December 31, 2020. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At June 30, 2021, Financial, on a consolidated basis, had liquid assets of $254,253,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, and available-for-sale investments. Of this amount, approximately $33,377,000 (representing current market value) of the available-for-sale securities are pledged as collateral with $25,099,000 pledged as security for public deposits, and $8,278,000 pledged as security on a line of credit the Bank may draw on from time to time to meet liquidity needs. This line of credit currently has a zero balance. Management believes that liquid assets were adequate at June 30, 2021. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, if additional liquidity is needed, the Bank has the ability to purchase federal funds on the open market, borrow from the FHLBA using loans or investments within the Bank’s portfolio as collateral, and to borrow from the Federal Reserve Bank’s discount window.

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

At June 30, 2021, the Bank had a leverage ratio of approximately 8.21%, a Tier 1 risk-based capital ratio and a CET1 ratio of approximately 11.50% and a total risk-based capital ratio of approximately 12.61%. As of June 30, 2021 and December 31, 2020, the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of June 30, 2021 and December 31, 2020:

Bank Level Only Capital Ratios

Analysis of Capital for Bank of the James (Bank only)
(dollars in thousands)

	June 30,	December 31,
Analysis of Capital (in 000's)	2021	2020
Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	22,325	22,325
Retained earnings	48,708	44,621
Total Tier 1 capital	$74,775	$70,688

Common Equity Tier 1 Capital (CET1)	$74,775	$70,688

Tier 2 capital
Allowance for loan losses	$7,212	$7,156

Total Tier 2 capital:	$7,212	$7,156
Total risk-based capital	$81,987	$77,844

Risk weighted assets	$650,411	$635,445
Average total assets	$910,799	$853,558

	Actual		Regulatory Benchmarks
			For Capital	For Well
	June 30,	December 31,	Adequacy	Capitalized
	2021	2020	Purposes (1)	Purposes
Capital Ratios:
Tier 1 capital to average total assets	8.21%	8.28%	4.000%	5.000%
Common Equity Tier 1 capital	11.50%	11.12%	7.000%	6.500%
Tier 1 risk-based capital ratio	11.50%	11.12%	8.500%	8.000%
Total risk-based capital ratio	12.61%	12.25%	10.500%	10.000%

(1)Includes the capital conservation buffer of 2.50% for all ratios, excluding the Tier 1 capital to average total assets ratio.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $3,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis at June 30, 2021 would be slightly lower than those of the Bank because a portion of proceeds from the sale of notes previously issued by the holding company were contributed to the Bank as equity.

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

While the CBLR framework is currently available for banks to use in their June 30, 2021 Call Report, the Bank has elected not to opt into the CBLR framework at this time.

Results of Operations

Comparison of the three and six months Ended June 30, 2021 and 2020

Earnings Summary

Financial had net income including all operating segments of $2,014,000 and $3,849,000 for the three and six months ended June 30, 2021, compared to $821,000 and $1,816,000 for the comparable periods in 2020. Basic and diluted earnings per common share for the three and six months ended June 30, 2021 were $0.42 and $0.81, compared to basic and diluted earnings per share of $0.17 and $0.38 for the three and six months ended June 30, 2020.

The increase in net income for the three and six months ended June 30, 2021, as compared to the prior year period was due primarily to a decrease in the loan loss provision, as discussed in more detail below, and was bolstered in part by an increase in non-interest income. In the three and six month periods ended June 30, 2020, the Bank increased the provision for loan losses due to economic uncertainty caused by the onset of the COVID-19 pandemic. We anticipate that our net income for future fiscal periods will continue to be impacted as a result of the winding down of the PPP loan program. We further expect that net interest margins will remain compressed which will have a further negative impact on our earnings.

These operating results represent an annualized return on average stockholders’ equity of 12.23% and 11.86% for the three and six months ended June 30, 2021, compared with 5.33% and 5.95% for the three and six months ended June 30, 2020. This increase for the three and six months ended June 30, 2021 was due to an increase in our net income. The Company had an annualized return on average assets of 0.88% and 0.86% for the three and six months ended June 30, 2021 compared with 0.41% and 0.47% for the same periods in 2020. The increase for the three and six months ended June 30, 2021 largely resulted from an increase in the Bank’s net income and was partially offset by an increase in assets.

See “Non-Interest Income” below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

Interest income increased to $7,234,000 and $14,599,000 for the three and six months ended June 30, 2021 from $7,081,000 and $14,569,000 for the same periods in 2020, an increase of 2.16% and 0.21%, respectively. Interest income increased because of an increase in interest earning assets, primarily the Bank’s investment portfolio and the accretion of loan fees related to the PPP program. The average rate received on loans was 4.33% and 4.61% for the three and six months ended June 30, 2020 as compared to 4.33% and 4.42% for the same periods in 2021. The rate on total average earning assets decreased for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 primarily because a decrease in the rates paid by borrowers on loans, particularly the lower yielding PPP loans.

Interest expense decreased to $524,000 and $1,141,000 for the three and six months ended June 30, 2021 from $1,163,000 and $2,515,000 for the same periods in 2020, decreases of 54.94% and 54.63%. The decrease for the three and six months resulted primarily from a decrease in interest rates paid on deposits. The Bank’s average rate paid on interest bearing deposits was 0.25% and 0.29% during the three and six months ended June 30, 2021 as compared to 0.71% and 0.81% for the same periods in 2020.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and six months ended June 30, 2021 of $6,710,000 and $13,458,000 increased from $5,918,000 and $12,054,000 for the same periods in 2020. The net interest margin was 3.15% and 3.13% for the three months ended June 30, 2021 and 2020. The increase was primarily attributable to the higher level of accretion of loan fees related to the PPP program in 2021. The net interest margin was 3.25% and 3.37% for the six months ended June 30, 2021 and 2020. The decrease was primarily caused by the impact of lower-yielding PPP loans. As a result of the spread of COVID-19, economic uncertainties have arisen that are likely to negatively impact net interest margin. Other financial impacts could occur, though such potential impacts are unknown at this time.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I below.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, gains on sales of mortgage loans held for sale, commissions on sales of investments, fees generated from treasury management services, and bank-owned life insurance income. Non-interest income increased to $3,049,000 and $5,483,000 for the three and six months ended June 30, 2021 from $2,789,000 and $4,975,000 for the three and six months ended June 30, 2020.

These increases for the three and six months ended June 30, 2021 as compared to the same periods last year were due primarily to an increase in gains on sales of loans held for sale from $1,950,000 and $3,127,000 for the three and six months ended June 30, 2020 to $2,310,000 and $4,084,000 for the same periods ended June 30, 2021. This was offset by a decrease in gains on sales of available-for-sale securities which decreased from $213,000 and $644,000 for the three and six months ended June 30, 2020 to $0 in the same periods in 2021.

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

Purchase mortgage originations totaled $54,116,000 and $84,954,000 or 64.44% and 52.95% of the total mortgage loans originated in the three and six months ended June 30, 2021 as compared to $40,145,000 and $65,138,000 or 51.90% and 52.58% of the total mortgage loans originated in the same periods in 2020. Management anticipates that in the short term purchase mortgage originations will continue to represent a majority of mortgage originations as they have in the recent past. However, management also believes that further decreases in long term market interest rates could trigger increased refinancing activity. While uncertainty remains, management expects mortgage rates to stay near historic lows for the foreseeable future.

Although mortgage rates fluctuated dramatically in the first quarter of 2020, rates generally decreased to near historic lows in near the end of the first three months of 2020 and have remained there through June 30, 2021. Because of the uncertainty surrounding current and near-term economic conditions arising from the COVID-19 pandemic, management cannot predict future mortgage rates. Nevertheless, management expects that the Mortgage division’s reputation in Region 2000, steady residential real estate inventory and the recent hiring of additional mortgage loan originators in Roanoke, Harrisonburg and Charlottesville, and Blacksburg, will result in strong mortgage originations through the remainder of 2021. Management also believes that in the event that interest rates rise, revenue from the mortgage segment could be under pressure.

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

Non-Interest Expense

Non-interest expense for the three and six months ended June 30, 2021 increased to $7,237,000 and $14,126,000 from $6,935,000 and $13,132,000 for the same periods in 2020, increases of 4.35% and 7.57% from the comparable periods in 2020. This increase resulted from increases in personnel expenses from variable compensation, credit expense, marketing expense, and FDIC insurance expense. Total personnel expense was $4,076,000 and $7,808,000 for the three and six month periods ended June 30, 2021 as compared to $3,973,000 and $7,327,000 for the same periods in 2020.

Allowance and Provision for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged-off, net of recoveries, reduce the allowance. The provision for the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon two components – specific impairment and general reserves. As discussed below, loans having a risk rating of 7 or below that are significantly past due, and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due as well as all TDRs, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, and loan performance measures. Based on the application of the loan loss calculation, the Bank provided $0 to the allowance for loan losses for the three and six month periods ended June 30, 2021. This compares to a provision of $760,000 and $1,648,000 for the comparable periods in 2020.

At June 30, 2021, the allowance for loan losses was 1.20% of total loans outstanding, versus 1.17% of total loans outstanding at December 31, 2020. The allowance to total loans, excluding PPP loans, increased to approximately 1.29% at June 30, 2021 as compared to approximately 1.25% at December 31, 2020. PPP loans are guaranteed in full by the U.S. Small Business Administration, and therefore, are excluded from the Company's allowance for loan losses calculation. Subsequent to the onset of the pandemic and throughout 2020, qualitative factors in the allowance for loan losses calculation were adjusted to account for the significant economic disruption and uncertainty caused by the virus. These qualitative adjustments resulted in significant provisions in the 2020 periods. While the economy showed some signs of leveling and stabilization from December 31, 2020, to June 30, 2021, management believes significant uncertainty remains, largely due to lagging vaccination rates and an increase in cases within the Company's markets related to the Delta variant. As a result of these opposing considerations and relatively minor changes within the Company's portfolio segments, the allowance increased marginally from year end to June 30, 2021, while no provision was recorded during the three and six months ended June 30, 2021. At June 30, 2021, management believed the allowance for loan losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions deteriorate further due to the COVID-19 pandemic, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying potential credit losses is a subjective process. Therefore, the Company maintains a general reserve to cover credit losses within the portfolio. The methodology management uses to determine the adequacy of the allowance for loan losses includes the considerations below.

We have developed relief programs to assist borrowers in financial need due to the effects of the COVID-19 pandemic. The March 22, 2020 (revised April 2020) statement issued by our banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), passed on March 27, 2020 and extended by the Consolidated Appropriations Act, provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. §§1601 et seq.) terminates. Accordingly, we are offering short-term modifications made in response to COVID-19 to certain borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, short-term interest only payments, or other delays in payment that are insignificant.

Since the beginning of the pandemic in the spring of 2020, the Bank modified a total of 191 loans. The principal balances of these loans on June 30, 2021 (adjusted for payoffs) totaled approximately $90 million. As of June 30, 2021, none of the 191 previously modified loans remained in deferment. All previously modified loans have returned to current status.

In accordance with the March 22, 2020 (revised April 2020) Joint Interagency Regulatory Guidance as well as the legislative relief provision, the above modifications were not considered to be troubled debt restructurings and were excluded from the TDR discussion above.

Section 1102 of the CARES Act created the Paycheck Protection Program (“PPP”), which appropriated $349 billion (which was subsequently increased by an additional $320 billion including $60 billion set aside for small, midsize, and community lenders) in loans designed to provide a direct incentive for sole proprietors, independent contractors, self-employed persons, non-profits and small businesses with less than 500 employees, allowing for narrow exceptions with businesses greater than 500 employees, to keep their workers on the payroll. These loans will be fully forgiven by the Small Business Administration if the funds are used for payroll costs, interest on mortgages, rent, or utilities as long as at least 75% of the forgiven amount was used for payroll. Additionally, loan payments will also be deferred for ten months. The initial Program started on April 3, 2020 and ended on August 8, 2020. No collateral or personal guarantees were required. Neither the government nor lenders were permitted to charge the recipients any fees.

On December 27, 2020, President Trump signed the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) into law to provide continued assistance to individuals and businesses that have been financially impacted by the ongoing coronavirus pandemic. Section 311 of the Economic Aid Act added a new temporary provision that authorizes the SBA to guarantee Paycheck Protection Program Second Draw Loans (the "PPP Second Draw Program"), under generally the same terms and conditions available under the PPP Under section 311, the SBA may guarantee loans under the PPP Second Draw Program through June 30, 2021 (''Second Draw PPP Loans'') to borrowers that previously received an initial PPP loan and have used or will use the full amount of the initial PPP loan for authorized purposes on or before the expected date of disbursement of the Second Draw PPP Loan. In addition, the Economic Aid Act permits individuals and business that did not receive an initial PPP loan to apply under the PPP Program.

The Bank began accepting applications from qualified customers on April 3, 2020 and, as of June 30, 2021, had helped provide over $102,600,000 in funding to over 894 clients through the PPP. The Bank processed 345 applications in the first half of 2021. The Bank stopped processing applications for PPP loans on May 12, 2021.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for loan losses and constitute a realized loss. Charged-off loans were $0 and $64,000 for the three and six months ended June 30, 2021 as compared to $79,000 and $339,000 for the comparable periods in 2020. While a charged-off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. In the three and six months ended June 30, 2021, the Bank had recoveries of charged-off loans of $106,000 and $120,000 as compared with $38,000 and $55,000 for the comparable periods in 2020.

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. As set forth in the tables below, the Bank’s allowance arising from the specific impairment evaluation as of June 30, 2021 was relatively unchanged as compared to December 31, 2020.

As shown in the table below, the total balance in the allowance increased, from $7,156,000 as of December 31, 2020 to $7,212,000 on June 30, 2021. The increase was solely due to recoveries exceeding charge-offs during the first six months of 2021. The allowance for loan losses as a percent of loans increased to 1.20% as of June 30, 2021 from 1.17% as of December 31, 2020. The general reserve as a percentage of unimpaired loan balances increased to 1.20% (or 1.29% excluding PPP loans) as of June 30, 2021 as compared to 1.17% (or 1.25% excluding PPP loans) as of December 31, 2020. Management will continue to evaluate the adequacy of the allowance for loan losses as more economic data becomes available and as changes within the Company's portfolio are known. The effects of the pandemic may require the Company to fund increases in the allowance for loan losses in future periods.

The following tables summarize the allowance activity for the periods indicated:

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Six Months Ended June 30, 2021

		Commercial
2021	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:

Beginning Balance	$2,001	$3,550	$868	$737	$7,156
Charge-Offs	(52)	—	(12)	—	(64)
Recoveries	102	5	12	1	120
Provision	48	10	(45)	(13)	—
Ending Balance	2,099	3,565	823	725	7,212

Ending Balance: Individually evaluated for impairment	—	—	19	—	19

Ending Balance: Collectively evaluated for impairment	2,099	3,565	804	725	7,193

Totals:	$2,099	$3,565	$823	$725	$7,212

Financing Receivables:
Ending Balance: Individually evaluated for impairment	256	2,575	399	1,332	4,562

Ending Balance: Collectively evaluated for impairment	133,370	323,977	88,506	51,969	597,822

Totals:	$133,626	$326,552	$88,905	$53,301	$602,384

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2020

		Commercial
2020	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:

Beginning Balance	$1,330	$1,932	$865	$702	$4,829
Charge-Offs	(96)	(224)	(75)	(53)	(448)
Recoveries	20	139	53	15	227
Provision	747	1,703	25	73	2,548
Ending Balance	2,001	3,550	868	737	7,156

Ending Balance: Individually evaluated for impairment	4	—	—	—	4

Ending Balance: Collectively evaluated for impairment	1,997	3,550	868	737	7,152

Totals:	$2,001	$3,550	$868	$737	$7,156

Financing Receivables:
Ending Balance: Individually evaluated for impairment	345	2,782	343	1,347	4,817

Ending Balance: Collectively evaluated for impairment	144,800	306,781	92,001	60,691	604,273

Totals:	$145,145	$309,563	$92,344	$62,038	$609,090

The following sets forth the reconciliation of the allowance for loan loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	2021	2020	2021	2020
Balance, beginning of period	$7,106	$5,474	$7,156	$4,829
Provision for loan losses	—	760	—	1,648
Loans charged-off	—	(79)	(64)	(339)
Recoveries of loans charged-off	106	38	120	55
Net recoveries (charge-offs)	106	(41)	56	(284)
Balance, end of period	$7,212	$6,193	$7,212	$6,193

No nonaccrual loans were excluded from the impaired loan disclosures at June 30, 2021 and December 31, 2020. If interest on these loans had been accrued, such income cumulatively would have approximated $204,000 and $158,000 on June 30, 2021 and December 31, 2020, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

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

We segregate loans into the above categories based on the following criteria and we review the characteristics of each rating at least annually, generally during the first quarter. The characteristics of these ratings are as follows:

•“Pass.” These are loans having risk ratings of 1 through 4. Pass loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loan, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

•“Monitor.” These are loans having a risk rating of 5. Monitor loans have currently acceptable risk but may have the potential for a specific defined weakness in the borrower’s operations and the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history may currently or in the future be characterized by late payments. The Bank’s risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-margined, well maintained, accessible and readily marketable.

•“Special Mention.” These are loans having a risk rating of 6. Special Mention loans have weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the bank’s credit position at some future date. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. These loans do warrant more than routine monitoring due to a weakness caused by adverse events.

•“Substandard.” These are loans having a risk rating of 7. Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Bank’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Bank. There is a distinct possibility that the Bank will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet our definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provides evidence that it is probable that the Bank will be unable to collect all amounts due.

•“Doubtful.” These are loans having a risk rating of 8. Doubtful rated loans have all the weaknesses inherent in a loan that is classified substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.

•“Loss.” These are loans having a risk rating of 9. Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

Income Taxes

For the three and six months ended June 30, 2021, Financial had an income tax expense of $508,000 and $966,000 as compared to $191,000 and $433,000 for the three and six months ended June 30, 2020. This represents an effective tax rate of 20.14% and 20.06% for the three and six months ended June 30, 2021 as compared with 18.87% and 19.25% for the three and six months ended June 30, 2020. Our effective rate was lower than the statutory corporate tax rate in all periods primarily because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended June 30, 2021 and 2020

(dollars in thousands)

	2021			2020
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/	Rates Earned/	Balance	Income/	Rates Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS
Loans, including fees (1) (2)	$610,338	$6,587	4.33%	$620,572	$6,701	4.33%
Loans held for sale	5,542	37	2.68%	5,653	31	2.20%
Fed funds sold	103,439	20	0.08%	56,248	10	0.07%
Interest-bearing bank balances	18,823	5	0.11%	18,664	6	0.13%
Securities (3)	116,214	559	1.93%	56,647	309	2.19%
Federal agency equities	1,276	29	9.12%	1,406	24	6.85%
CBB equity	116	—	—%	116	—	—%

Total earning assets	855,748	7,237	3.39%	759,306	7,081	3.74%

Allowance for loan losses	(7,139)			(5,478)
Non-earning assets	69,741			54,774

Total assets	$918,350			$808,602

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Demand interest-bearing	$404,554	$109	0.11%	$325,126	$129	0.16%
Savings	109,813	29	0.11%	89,996	37	0.16%
Time deposits	143,633	278	0.78%	189,951	912	1.93%

Total interest-bearing deposits	658,000	416	0.25%	605,073	1,078	0.71%

Other borrowed funds
Financing leases	3,783	27	2.86%	4,330	28	2.59%
Capital Notes	10,029	81	3.24%	4,940	57	4.63%
Total interest-bearing liabilities	671,812	524	0.31%	614,343	1,163	0.76%

Non-interest-bearing deposits	171,187			125,936
Other liabilities	9,285			6,547

Total liabilities	852,284			746,826

Stockholders’ equity	66,066			61,776

Total liabilities and Stockholders’ equity	$918,350			$808,602

Net interest income		$6,713			$5,918

Net interest margin			3.15%			3.13%

Interest spread			3.08%			2.98%

(1)Net accretion or amortization of deferred loan fees and costs are included in interest income.

(2)Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.

(3)The interest income and yields calculated on securities have been tax affected to reflect any tax-exempt interest on municipal securities. Assumed income tax rates of 21% were used for the periods presented.

Net Interest Margin Analysis

Average Balance Sheets

For the Six Months Ended June 30, 2021 and 2020

(dollars in thousands)

	2021			2020
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/	Rates Earned/	Balance	Income/	Rates Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS
Loans, including fees (1) (2)	$610,876	$13,379	4.42%	$597,378	$13,669	4.61%
Loans held for sale	5,848	105	3.62%	4,563	68	3.01%
Federal funds sold	93,067	34	0.07%	40,220	76	0.38%
Interest-bearing bank balances	18,740	19	0.20%	18,334	70	0.77%
Securities (3)	106,283	1,032	1.96%	58,296	653	2.26%
Federal agency equities	1,355	35	5.21%	1,398	33	4.76%
CBB equity	116	—	—%	116	—	—%

Total earning assets	836,285	14,604	3.52%	720,305	14,569	4.08%

Allowance for loan losses	(7,147)			(5,192)
Non-earning assets	68,779			57,057

Total assets	$897,917			$772,170

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Demand interest-bearing	$391,298	$216	0.11%	$304,758	$405	0.27%
Savings	106,009	57	0.11%	88,448	87	0.20%
Time deposits	146,580	651	0.90%	191,653	1,858	1.95%

Total interest-bearing deposits	643,887	924	0.29%	584,859	2,350	0.81%

Other borrowed funds
Financing leases	3,841	54	2.84%	4,378	58	2.67%
Capital Notes	10,028	163	3.28%	4,970	107	4.34%
Total interest-bearing liabilities	657,756	1,141	0.35%	594,207	2,515	0.85%

Non-interest-bearing deposits	164,974			110,577
Other liabilities	9,753			5,877

Total liabilities	832,483			710,661

Stockholders’ equity	65,434			61,509

Total liabilities and Stockholders’ equity	$897,917			$772,170

Net interest income		$13,463			$12,054

Net interest margin			3.25%			3.37%

Interest spread			3.17%			3.23%

(1)    Net deferred loan fees and costs are included in interest income.

(2)    Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.

(3)    The interest income and yields calculated on securities have been tax affected to reflect any tax-exempt interest on municipal securities. Assumed income tax rate of 21% was used for the periods presented.

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

There have been no significant changes during the quarter ended June 30, 2021, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting.

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

The Company repurchased 14,300 shares during the quarter ended June 30, 2021.

The following table provides information as of June 30, 2021 with respects to shares of common stock repurchased by the Company for the quarter then ended:

Beginning Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 through April 30, 2021	—	N/A	—	32,400
May 1, 2021 through May 31, 2021	14,300	$15.05	14,300	18,100
June 1, 2021 through June 30, 2021	—	N/A	—	18,100
Total	14,300	$15.05	14,300	18,100

Item 3.    Defaults Upon Senior Securities

Not applicable

Item 4.    Mine Safety Disclosures

Not applicable

Item 5.    Other Information

Not applicable

Item 6.    Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2021
31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2021
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 12, 2021
101

The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2021 and 2020 (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2021 and 2020 (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three and six months ended June 30, 2021 and 2020; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.
Date: August 12, 2021	By /S/ Robert R. Chapman III Robert R. Chapman III, President (Principal Executive Officer)
Date: August 12, 2021	By /S/ J. Todd Scruggs J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)