Form 10-Q
period 2021-09-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2021-11-12
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-Q

______________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,740,657 shares of Common Stock, par value $2.14 per share, were outstanding at November 12, 2021.

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2021 unaudited)

	September 30,	December 31,
Assets	2021	2020
Cash and due from banks	$30,340	$31,683
Federal funds sold	116,956	69,203
Total cash and cash equivalents	147,296	100,886
Securities held-to-maturity (fair value of $4,028 in 2021 and $4,192 in 2020)	3,659	3,671
Securities available-for-sale, at fair value	152,298	90,185
Restricted stock, at cost	1,324	1,551
Loans, net of allowance for loan losses of $7,276 in 2021 and $7,156 in 2020	583,572	601,934
Loans held for sale	6,462	7,102
Premises and equipment, net	17,238	16,982
Interest receivable	2,106	2,350
Cash value - bank owned life insurance	18,670	16,355
Other real estate owned	806	1,105
Other assets	9,200	9,265
Total assets	$942,631	$851,386
Liabilities and Stockholders' Equity
Deposits
Noninterest bearing demand	$163,510	$143,345
NOW, money market and savings	549,989	463,506
Time	140,330	158,116
Total deposits	853,829	764,967
Capital notes	10,031	10,027
Interest payable	49	85
Other liabilities	9,820	9,575
Total liabilities	$873,729	$784,654
Commitments and Contingencies
Stockholders' equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$—	$—
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,740,657 and 4,339,436 as of September 30, 2021 and December 31, 2020	10,147	9,286
Additional paid-in-capital	37,244	30,989
Retained earnings	21,897	24,665
Accumulated other comprehensive (loss) income	(386)	1,792
Total stockholders' equity	$68,902	$66,732
Total liabilities and stockholders' equity	$942,631	$851,386

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Interest Income	2021	2020	2021	2020
Loans	$6,605	$6,958	$20,089	$20,695
Securities
US Government and agency obligations	230	168	640	506
Mortgage backed securities	138	50	299	164
Municipals - taxable	234	93	572	248
Municipals - tax exempt	9	1	27	1
Dividends	4	15	39	48
Other (Corporates)	55	25	155	71
Interest bearing deposits	7	15	26	85
Federal Funds sold	33	13	67	89
Total interest income	7,315	7,338	21,914	21,907
Interest Expense
Deposits
NOW, money market savings	146	177	419	669
Time Deposits	239	844	890	2,702
Finance leases	26	29	80	87
Capital notes	82	85	245	192
Total interest expense	493	1,135	1,634	3,650
Net interest income	6,822	6,203	20,280	18,257
Provision for loan losses	—	700	—	2,348
Net interest income after provision for loan losses	6,822	5,503	20,280	15,909
Noninterest income
Gain on sales of loans held for sale	2,091	2,459	6,175	5,586
Service charges, fees and commissions	612	498	1,803	1,500
Life insurance income	117	102	315	290
Other	2	5	12	19
Gain on sales and calls of securities, net	—	—	—	644
Total noninterest income	2,822	3,064	8,305	8,039
Noninterest expenses
Salaries and employee benefits	4,093	3,713	11,901	11,040
Occupancy	437	419	1,270	1,237
Equipment	626	560	1,883	1,738
Supplies	120	120	354	353
Professional, data processing, and other outside expense	1,029	990	2,978	2,884
Marketing	209	185	720	500
Credit expense	309	359	869	831
Other real estate expenses	1	15	74	135
FDIC insurance expense	137	76	425	220
Other	337	307	950	938
Total noninterest expenses	7,298	6,744	21,424	19,876
Income before income taxes	2,346	1,823	7,161	4,072
Income tax expense	465	369	1,431	802
Net Income	$1,881	$1,454	$5,730	$3,270
Weighted average shares outstanding - basic and diluted	4,740,657	4,773,380	4,750,235	4,776,523
Earnings per common share - basic and diluted	$0.40	$0.30	$1.21	$0.68

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollar amounts in thousands) (unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Net Income	$1,881	$1,454	$5,730	$3,270
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	(914)	213	(2,757)	3,498
Tax effect	192	(45)	579	(735)
Reclassification adjustment for gains included in net income (1)	—	—	—	(644)
Tax effect (2)	—	—	—	135
Other comprehensive (loss) income, net of tax	(722)	168	(2,178)	2,254
Comprehensive income	$1,159	$1,622	$3,552	$5,524

(1)Gains are included in “gain on sales and calls of securities, net” on the consolidated statements of income.

(2)The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020 (dollar amounts in thousands) (unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net Income	$5,730	$3,270
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,423	1,511
Stock based compensation expense	80	88
Net amortization and accretion of premiums and discounts on securities	284	299
Amortization of debt issuance costs	4	—
(Gain) on sales of available-for-sale securities	—	(644)
(Gain) on sales of loans held for sale	(6,175)	(5,586)
Proceeds from sales of loans held for sale	254,369	208,405
Origination of loans held for sale	(247,554)	(208,830)
Provision for loan losses	—	2,348
Loss (gain) on sale of other real estate owned	66	(29)
Impairment of other real estate owned	—	137
Bank owned life insurance income	(315)	(290)
Decrease (increase) in interest receivable	244	(692)
Decrease (increase) in other assets	388	(518)
(Decrease) in interest payable	(36)	(33)
Increase (decrease) in other liabilities	424	(309)
Net cash provided by (used in) operating activities	$8,932	$(873)
Cash flows from investing activities
Purchases of securities available-for-sale	$(71,319)	$(34,702)
Proceeds from maturities, calls and paydowns of securities available-for-sale	6,177	8,629
Proceeds from sale of securities available-for-sale	—	13,312
Purchases of bank owned life insurance	(2,000)	(2,750)
Life insurance proceeds	—	588
Sale of Federal Home Loan Bank stock	227	(45)
Proceeds from sale of other real estate owned	344	844
Origination of loans, net of principal collected	18,251	(45,673)
Purchases of premises and equipment	(1,423)	(1,466)
Net cash (used in) investing activities	$(49,743)	$(61,263)
Cash flows from financing activities
Net increase in deposits	$88,862	$114,474
Principal payments on finance lease obligations	(259)	(244)
Repurchase of common stock	(427)	(275)
Dividends paid to common stockholders	(939)	(912)
Proceeds from sale of capital notes, net of issuance costs	—	10,026
Retirement of capital notes	—	(5,000)
Cash in lieu of fractional shares	(16)	—
Net cash provided by financing activities	$87,221	$118,069
Increase in cash and cash equivalents	46,410	55,933
Cash and cash equivalents at beginning of period	$100,886	$39,111
Cash and cash equivalents at end of period	$147,296	$95,044
Non cash transactions
Transfer of loans to other real estate owned	$111	$18
Fair value adjustment for securities available-for-sale	(2,757)	2,854
Cash transactions
Cash paid for interest	$1,670	$3,683
Cash paid for income taxes	2,050	985

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the Three and Nine Months Ended September 30, 2021 and 2020

(dollars in thousands, except per share amounts) (unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2019	4,357,436	$9,325	$31,225	$20,900	$(5)	$61,445
Net Income	—	—	—	995	—	995
Dividends paid on common stock ($0.07 per share)	—	—	—	(304)	—	(304)
Repurchase of common stock	(18,000)	(39)	(236)	—	—	(275)
Stock-based compensation expense	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	1,467	1,467
Balance at March 31, 2020	4,339,436	$9,286	$30,989	$21,591	$1,462	$63,328
Net Income	—	—	—	821	—	821
Dividends paid on common stock ($0.07 per share)	—	—	—	(303)	—	(303)
Other comprehensive income	—	—	—	—	619	619
Balance at June 30, 2020	4,339,436	$9,286	$30,989	$22,109	$2,081	$64,465
Net Income	—	—	—	1,454	—	1,454
Dividends paid on common stock ($0.07 per share)	—	—	—	(305)	—	(305)
Other comprehensive income	—	—	—	—	168	168
Balance at September 30, 2020	4,339,436	$9,286	$30,989	$23,258	$2,249	$65,782

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2020	4,339,436	$9,286	$30,989	$24,665	$1,792	$66,732
Net Income	—	—	—	1,835	—	1,835
Dividends paid on common stock ($0.07 per share)	—	—	—	(304)	—	(304)
Repurchase of common stock	(14,600)	(31)	(181)	—	—	(212)
Other comprehensive (loss)	—	—	—	—	(2,717)	(2,717)
Balance at March 31, 2021	4,324,836	$9,255	$30,808	$26,196	$(925)	$65,334
Net Income	—	—	—	2,014	—	2,014
Dividends paid on common stock ($0.07 per share)	—	—	—	(303)	—	(303)
Repurchase of common stock	(14,300)	(31)	(184)	—	—	(215)
10% Stock dividend	430,121	923	6,620	(7,543)	—	—
Other comprehensive income	—	—	—	—	1,261	1,261
Balance at June 30, 2021	4,740,657	$10,147	$37,244	$20,364	$336	$68,091
Net Income	—	—	—	1,881	—	1,881
Dividends paid on common stock ($0.07 per share)	—	—	—	(332)	—	(332)
Cash in lieu of fractional shares	—	—	—	(16)	—	(16)
Other comprehensive income	—	—	—	—	(722)	(722)
Balance at September 30, 2021	4,740,657	$10,147	$37,244	$21,897	$(386)	$68,902

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2020. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2020 included in Financial’s Annual Report on Form 10-K. Results for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Note 3 – Earnings Per Common Share (EPS)

The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$1,881,000	$1,454,000	$5,730,000	$3,270,000
Weighted average number of shares - basic and diluted	4,740,657	4,773,380	4,750,235	4,776,523
Basic and diluted EPS	$0.40	$0.30	$1.21	$0.68

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

The total expense recognized for the nine months ended September 30, 2021 and 2020, in connection with the restricted stock unit awards was approximately $80,000 and $88,000 in each of the periods respectively. There were no forfeitures during the nine-month period ending September 30, 2021.

At September 30, 2021, the unrecognized stock-based compensation expense related to unvested restricted stock units amounted to approximately $26,000. The unrecognized expense will be recognized ratably over the remaining vesting period of 0.25 years. The Company accounts for forfeitures as they occur.

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

		Carrying Value at September 30, 2021 (in thousands)
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Balance as of	Markets for	Observable	Inputs
	September 30,	Identical Assets	Inputs	(Level 3)
Description	2021	(Level 1)	(Level 2)
US Treasuries	$2,009	$—	$2,009	$—
US agency obligations	58,029	—	58,029	—
Mortgage-backed securities	34,446	—	34,446	—
Municipals	45,956	—	45,956	—
Corporates	11,858	—	11,858	—

Total available-for-sale securities	$152,298	$—	$152,298	$—
IRLCs - asset	175	—	—	175
Total assets at fair value	$152,473	$—	$152,298	$175

		Carrying Value at December 31, 2020 (in thousands)
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Balance as of	Markets for	Observable	Inputs
	December 31,	Identical Assets	Inputs	(Level 3)
Description	2020	(Level 1)	(Level 2)
US Treasuries	$2,027	$—	$2,027	$—
US agency obligations	41,320	—	41,320	—
Mortgage-backed securities	15,696	—	15,696	—
Municipals	24,773	—	24,773	—
Corporates	6,369	—	6,369	—

Total available-for-sale securities	$90,185	$—	$90,185	$—
IRLCs – asset	425	—	—	425
Total assets at fair value	$90,610	$—	$90,185	$425

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

Note 5 – Fair Value Measurements (continued)

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2021
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
IRLCs - asset	$175	Market approach	Range of pull through rate	70% - 100% (85%)

(1)    Weighted based on the relative value of the instruments

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2020
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
IRLCs - asset	$425	Market approach	Range of pull through rate	70% - 100% (85%)

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

Note 5 – Fair Value Measurements (continued)

Loans held for sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended September 30, 2021. Gains and losses on the sale of loans are recorded within gains on sales of loans held for sale on the Consolidated Statements of Income.

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

Note 5 – Fair Value Measurements (continued)

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period (in thousands):

		Carrying Value at September 30, 2021
Description	Balance as of September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$1,970	$—	$—	$1,970
Other real estate owned	806	—	—	806

* Includes loans charged down to the net realizable value of the collateral.

		Carrying Value at December 31, 2020
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$1,829	$—	$—	$1,829
Other real estate owned	1,105	—	—	1,105

* Includes loans charged down to the net realizable value of the collateral.

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2021
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
Impaired loans	$1,970	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)

OREO	806	Discounted appraised value	Selling cost	10%
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

(1)Weighted based on the relative value of the instruments.

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2020
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
Impaired loans	$1,829	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)

OREO	1,105	Discounted appraised value	Selling cost	10%
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

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

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments and their placement in the fair value hierarchy at September 30, 2021 and December 31, 2020 was as follows (in thousands):

		Fair Value Measurements at September 30, 2021 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$30,340	$30,340	$—	$—	$30,340
Fed funds sold	116,956	116,956	—	—	116,956
Securities
Available-for-sale	152,298	—	152,298	—	152,298
Held-to-maturity	3,659	—	4,028	—	4,028
Restricted stock	1,324		1,324	—	1,324
Loans, net (1)	583,572	—	—	576,060	576,060
Loans held for sale	6,462	—	6,462	—	6,462
Interest receivable	2,106	—	2,106	—	2,106
BOLI	18,670	—	18,670	—	18,670
Derivatives - IRLCs	175	—	—	175	175

Liabilities
Deposits	$853,829	$—	$854,458	$—	$854,458
Capital notes	10,031	—	9,480	—	9,480
Interest payable	49	—	49	—	49

		Fair Value Measurements at December 31, 2020 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$31,683	$31,683	$—	$—	$31,683
Fed funds sold	69,203	69,203	—	—	69,203
Securities
Available-for-sale	90,185	—	90,185	—	90,185
Held-to-maturity	3,671	—	4,192	—	4,192
Restricted stock	1,551	—	1,551	—	1,551
Loans, net (1)	601,934	—	—	598,745	598,745
Loans held for sale	7,102	—	7,102	—	7,102
Interest receivable	2,350	—	2,350	—	2,350
BOLI	16,355	—	16,355	—	16,355
Derivatives - IRLCs	425	—	—	425	425

Liabilities
Deposits	$764,967	$—	$766,212	$—	$766,212
Capital notes	10,027	—	9,003	—	9,003
Interest payable	85	—	85	—	85

(1)     Carrying amount is net of unearned income and the Allowance.

Note 6 – Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	September 30, 2021
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$3,659	$369	$—	$4,028

Available-for-Sale
US Treasuries	2,000	9	—	2,009
US agency obligations	58,242	793	(1,006)	58,029
Mortgage-backed securities	34,659	120	(333)	34,446
Municipals	46,229	399	(672)	45,956
Corporates	11,657	233	(32)	11,858
	$152,787	$1,554	$(2,043)	$152,298

	December 31, 2020
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$3,671	$521	$—	$4,192

Available-for-Sale
US Treasuries	2,000	27	—	2,027
US agency obligations	40,111	1,544	(335)	41,320
Mortgage-backed securities	15,461	241	(6)	15,696
Municipals	24,275	594	(96)	24,773
Corporates	6,070	299	—	6,369
	$87,917	$2,705	$(437)	$90,185

Note 6 – Securities (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2021 and December 31, 2020 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2021	Value	Losses	Value	Losses	Value	Losses
Description of securities
Held-to-maturity
US agency obligations	$—	$—	$—	$—	$—	$—

Available-for-sale
US Treasuries	—	—	—	—	—	—
US agency obligations	29,945	675	6,467	331	36,412	1,006
Mortgage-backed securities	30,340	333	—	—	30,340	333
Municipals	30,338	548	3,436	124	33,774	672
Corporates	1,968	32	—	—	1,968	32
Total	$92,591	$1,588	$9,903	$455	$102,494	$2,043

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	Value	Losses	Value	Losses	Value	Losses
Description of securities
Held-to-maturity
US agency obligations	$—	$—	$—	$—	$—	$—

Available-for-sale
US Treasuries	—	—	—	—	—	—
US agency obligations	15,808	335	—	—	15,808	335
Mortgage-backed securities	8,201	6	—	—	8,201	6
Municipals	8,202	96	—	—	8,202	96
Corporates	—	—	—	—	—	—
Total	$32,211	$437	$—	$—	$32,211	$437

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

At September 30, 2021, the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of September 30, 2021, the Bank owned 59 securities in an unrealized loss position that were being evaluated for other than temporary impairment. Of the securities, 23 were S&P rated AAA, 33 were rated AA, and three were rated A. As of September 30, 2021, 34 of these securities were municipal issues, 22 were backed by the US government, and three were issues of publicly traded domestic corporations.

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

There were no sales of available-for-sale securities during the nine months ended September 30, 2021 as compared to $13,312 in sales during the same period in 2020. In 2020, there were gross gains on sales of available-for-sale securities of $644 during the nine month period ended September 30, 2020. There were no sales of held-to-maturity securities during the nine month periods ended September 30, 2021 and 2020.

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

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 was as follows (dollars in thousands):

Note 7 – Business Segments (continued)

Business Segments

	Community
	Banking	Mortgage	Total
For the three months ended September 30, 2021
Net interest income	$6,822	$—	$6,822
Provision for loan losses	—	—	—
Net interest income after provision for loan losses	6,822	—	6,822
Noninterest income	731	2,091	2,822
Noninterest expenses	5,776	1,522	7,298
Income before income taxes	1,777	569	2,346
Income tax expense	345	120	465
Net income	$1,432	$449	$1,881
Total assets	$935,482	$7,149	$942,631

For the three months ended September 30, 2020
Net interest income	$6,203	$—	$6,203
Provision for loan losses	700	—	700
Net interest income after provision for loan losses	5,503	—	5,503
Noninterest income	605	2,459	3,064
Noninterest expenses	5,322	1,422	6,744
Income before income taxes	786	1,037	1,823
Income tax expense	151	218	369
Net income	$635	$819	$1,454
Total assets	$838,425	$10,704	$849,129

	Community
	Banking	Mortgage	Total
Nine months ended September 30, 2021
Net interest income	$20,280	$—	$20,280
Provision for loan losses	—	—	—
Net interest income after provision for loan losses	20,280	—	20,280
Noninterest income	2,130	6,175	8,305
Noninterest expenses	16,985	4,439	21,424
Income before income taxes	5,425	1,736	7,161
Income tax expense	1,066	365	1,431
Net income	$4,359	$1,371	$5,730
Total assets	$935,482	$7,149	$942,631

Nine months ended September 30, 2020
Net interest income	$18,257	$—	$18,257
Provision for loan losses	2,348	—	2,348
Net interest income after provision for loan losses	15,909	—	15,909
Noninterest income	2,453	5,586	8,039
Noninterest expenses	16,271	3,605	19,876
Income before income taxes	2,091	1,981	4,072
Income tax expense	386	416	802
Net income	$1,705	$1,565	$3,270
Total assets	$838,425	$10,704	$849,129

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

Loan Segments:	Loan Classes:
Commercial	Commercial and industrial loans
Commercial real estate	Commercial mortgages – owner occupied
Commercial mortgages – non-owner occupied
Commercial construction
Consumer	Consumer unsecured
Consumer secured
Residential	Residential mortgages
Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	September 30,	December 31,
	2021	2020
Commercial	$116,923	$145,145
Commercial real estate	327,665	309,563
Consumer	92,633	92,344
Residential	53,627	62,038

Total loans (1)	590,848	609,090

Less allowance for loan losses	7,276	7,156

Net loans	$583,572	$601,934

(1)Includes net deferred costs (fees) of $38 and ($18) as of September 30, 2021 and December 31, 2020, respectively.

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

Note 8 – Loans, allowance for loan losses and OREO (continued)

Loans on Non-Accrual Status

(dollars in thousands)

	As of
	September 30, 2021	December 31, 2020
Commercial	$293	$121
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	650	940
Commercial Mortgages-Non-Owner Occupied	529	552
Commercial Construction	—	—
Consumer
Consumer Unsecured	—	—
Consumer Secured	267	240
Residential:
Residential Mortgages	165	210
Residential Consumer Construction	—	—

Totals	$1,904	$2,063

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank which was acquired through purchase at foreclosure or from the borrower through a deed in lieu of foreclosure. OREO decreased to $806 on September 30, 2021 from $1,105 on December 31, 2020. The following table represents the changes in

OREO balance during the nine months ended September 30, 2021 and year ended December 31, 2020.

OREO Changes

(dollars in thousands)

	Nine Months Ended Year Ended
	September 30, 2021	December 31, 2020
Balance at the beginning of the year (net)	$1,105	$2,339
Transfers from loans	111	18
Capitalized costs	—	—
Valuation adjustments	—	(437)
Sales proceeds	(344)	(844)
Gain (loss) on disposition	(66)	29
Balance at the end of the period (net)	$806	$1,105

At September 30, 2021 and December 31, 2020, the Company had no consumer mortgage loans secured by residential real estate for which foreclosure was in process. The Company held one residential real estate property in other real estate owned as of September 30, 2021 and no residential properties in OREO as of December 31, 2020.

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the Nine Months Ended September 30, 2021
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2021	Investment	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded:
Commercial	$250	$305	$—	$296	$14
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,931	2,294	—	2,037	91
Commercial Mortgage Non-Owner Occupied	494	501	—	567	19
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	60	60	—	202	2
Residential
Residential Mortgages	1,321	1,394	—	1,334	36
Residential Consumer Construction	—	—	—	—	—

With an Allowance Recorded:
Commercial	$—	$—	$—	$2	$—
Commercial Real Estate
Commercial Mortgages-Owner Occupied	—	—	—	—	—
Commercial Mortgage Non-Owner Occupied	—	—	—	—	—
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	173	180	15	87	1
Residential
Residential Mortgages	—	—	—	—	—
Residential Consumer Construction	—	—	—	—	—

Totals:
Commercial	$250	$305	$—	$298	$14
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,931	2,294	—	2,037	91
Commercial Mortgage Non-Owner Occupied	494	501	—	567	19
Commercial Construction	—	—	—	—	—
Consumer
Consumer Unsecured	—	—	—	—	—
Consumer Secured	233	240	15	289	3
Residential
Residential Mortgages	1,321	1,394	—	1,334	36
Residential Consumer Construction	—	—	—	—	—
	$4,229	$4,734	$15	$4,525	$163

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

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Nine Months Ended September 30, 2021

		Commercial
2021	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:

Beginning Balance	$2,001	$3,550	$868	$737	$7,156
Charge-Offs	(53)	—	(27)	—	(80)
Recoveries	107	70	22	1	200
Provision	(124)	87	(4)	41	—
Ending Balance	1,931	3,707	859	779	7,276

Ending Balance: Individually evaluated for impairment	—	—	15	—	15

Ending Balance: Collectively evaluated for impairment	1,931	3,707	844	779	7,261

Totals:	$1,931	$3,707	$859	$779	$7,276

Financing Receivables:
Ending Balance: Individually evaluated for impairment	250	2,425	233	1,321	4,229

Ending Balance: Collectively evaluated for impairment	116,673	325,240	92,400	52,306	586,619

Totals:	$116,923	$327,665	$92,633	$53,627	$590,848

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

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Age Analysis of Past Due Loans as of
	September 30, 2021
	(dollars in thousands)
			Greater				Recorded Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
2021	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$179	$—	$103	$282	$116,641	$116,923	$—
Commercial Real Estate:
Commercial Mortgages- Owner Occupied	68	—	502	570	122,460	123,030	—
Commercial Mortgages-Non-Owner Occupied	98	106	384	588	177,505	178,093	—
Commercial Construction	—	—	—	—	26,542	26,542	—
Consumer:
Consumer Unsecured	12	—	—	12	4,759	4,771	—
Consumer Secured	172	53	258	483	87,379	87,862	—
Residential:
Residential Mortgages	238	—	165	403	34,291	34,694	—
Residential Consumer Construction	—	—	—	—	18,933	18,933	—
Total	$767	$159	$1,412	$2,338	$588,510	$590,848	$—

	Age Analysis of Past Due Loans as of
	December 31, 2020
	(dollars in thousands)
			Greater				Recorded Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
2020	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$157	$—	$—	$157	$144,988	$145,145	$—
Commercial Real Estate:
Commercial Mortgages- Owner Occupied	38	—	842	880	107,342	108,222	—
Commercial Mortgages-Non-Owner Occupied	252	116	394	762	170,307	171,069	—
Commercial Construction	—	—	—	—	30,272	30,272	—
Consumer:
Consumer Unsecured	7	—	—	7	3,764	3,771	—
Consumer Secured	309	27	229	565	88,008	88,573	—
Residential:
Residential Mortgages	575	243	210	1,028	45,868	46,896	—
Residential Consumer Construction	—	—	—	—	15,142	15,142	—
Total	$1,338	$386	$1,675	$3,399	$605,691	$609,090	$—

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Credit Quality Information - by Class
	September 30, 2021
	(dollars in thousands)
2021	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$104,909	$4,430	$7,294	$290	$—	$116,923
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	113,498	3,309	4,265	1,958	—	123,030
Commercial Mortgages-Non-Owner Occupied	174,834	2,547	59	653	—	178,093
Commercial Construction	26,542	—	—	—	—	26,542
Consumer
Consumer Unsecured	4,746	—	24	1	—	4,771
Consumer Secured	87,474	—	—	388	—	87,862
Residential:
Residential Mortgages	33,248	—	—	1,446	—	34,694
Residential Consumer Construction	18,933	—	—	—	—	18,933

Totals	$564,184	$10,286	$11,642	$4,736	$—	$590,848

	Credit Quality Information - by Class
	December 31, 2020
	(dollars in thousands)
2020	Pass	Monitor	Special Mention	Substandard	Doubtful	Totals
Commercial	$133,075	$4,332	$7,386	$352	$—	$145,145
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	98,623	3,028	4,428	2,143	—	108,222
Commercial Mortgages-Non -Owner Occupied	161,300	7,277	1,682	810	—	171,069
Commercial Construction	30,272	—	—	—	—	30,272
Consumer
Consumer Unsecured	3,740	—	30	1	—	3,771
Consumer Secured	88,044	—	—	529	—	88,573
Residential:
Residential Mortgages	45,441	—	—	1,455	—	46,896
Residential Consumer Construction	15,142	—	—	—	—	15,142

Totals	$575,637	$14,637	$13,526	$5,290	$—	$609,090

Note 8 – Loans, allowance for loan losses and OREO (continued)

Troubled Debt Restructurings (TDR)

There were no loan modifications that would have been classified as TDRs during the three and nine months ended September 30, 2021 and 2020.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three and nine months ended September 30, 2021 and 2020.

At September 30, 2021 and December 31, 2020, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

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

Since the beginning of the pandemic in the spring of 2020, the Bank has modified a total of 191 loans. The principal balances of these loans on September 30, 2021 (adjusted for payoffs) totaled approximately $76 million. As of September 30, 2021, none of the 191 previously modified loans remain in deferment and all such previously deferred loans are current.

We are not currently evaluating any relationships for additional deferrals.

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

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company has identified a small number of affected loans and is evaluating other benchmarks to substitute for LIBOR such as SOFR. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loans.

In August 2021, the FASB issued ASU 2021-06, “'Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants”. The ASU is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2021-06 to have a material impact on its consolidated financial statements.

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

Note 12 – Capital Notes

On April 13, 2020, the Company commenced a private placement of unregistered debt securities (the “2020 Offering”). In the 2020 Offering, the Company sold and closed $10,050,000 in principal of notes (the “2020 Notes”) during the 2nd and 3rd quarters of 2020. The 2020 Offering officially ended on July 8, 2020. The 2020 Notes bear interest at the rate of 3.25% per year with interest payable quarterly in arrears. The 2020 Notes will mature on September 30, 2025 and are subject to full or partial repayment on or after September 30, 2021. The balance of the 2020 Notes on the September 30, 2021 consolidated balance sheet is presented net of unamortized issuance costs.

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

•On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (SBA), referred to as the Paycheck Protection Program, or PPP Program, which was subsequently increased by $320 billion on April 24, 2020. Under the PPP program, small businesses, sole proprietorships, independent contractors and self-employed individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank participated as a lender in the PPP program. Effective August 8, 2020, banks ceased taking applications under the PPP program. In addition, the CARES Act provided financial institutions the option to temporarily suspend certain requirements under GAAP related to loan modifications and classification as troubled debt restructurings (“TDRs”) for a limited period of time to account for the effects of COVID-19.

•On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs, and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. In addition, upon expiration of the initial loan modification period, the Bank, pursuant to the “Joint Statement on Additional Loan Accommodations Related to COVID-19” published August 3, 2020, is encouraged to continue to work with effected borrowers on additional loan modifications. Since the beginning of the pandemic in the spring of 2020, the Bank has modified a total of 191 loans. The principal balances of these loans on September 30, 2021 (adjusted for payoffs) totaled approximately $76 million. As of September 30, 2021, none of the 191 previously modified loans remain in deferment and all such previously deferred loans are current.

•On December 27, 2020, President Trump signed the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) into law to provide continued assistance to individuals and businesses that have been financially impacted by the ongoing coronavirus pandemic. Section 311 of the Economic Aid Act added a new temporary provision that authorizes the SBA to guarantee Paycheck Protection Program Second Draw Loans (the “PPP Second Draw Program”), under generally the same terms and conditions available under the PPP Under section 311, SBA was authorized to guarantee loans under the PPP Second Draw Program through May 31, 2021 (‘‘Second Draw PPP Loans’’) to borrowers that previously received an initial PPP loan and have used or will use the full amount of the initial PPP loan for authorized purposes on or before the expected date of disbursement of the Second Draw PPP Loan. In addition, the Economic Aid Act permitted individuals and business that did not receive an initial PPP loan to apply under the PPP Program.

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

-Limitation of business travel and in-person meetings; and

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

The allowance is based on two basic principles of accounting: (i) ASC 450 “Contingencies”, which requires that losses be accrued when they are probable of occurring and are reasonably estimable and (ii) ASC 310 “Receivables”, which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Guidelines for determining allowances for loan losses are also provided in the SEC Staff Accounting Bulletin No. 102 – “Selected Loan Loss Allowance Methodology and Documentation Issues” and the Federal Financial Institutions Examination Council’s interagency guidance, “Interagency Policy Statement on the Allowance for Loan and Lease Losses” (the “FFIEC Policy Statement”).

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

September 30, 2021
(in thousands)
Commitments to extend credit	$170,567
Letters of Credit	4,336
Total	$174,903

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of September 30, 2021 and December 31, 2020 and the results of operations of Financial for the three and nine month periods ended September 30, 2021 and 2020. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

September 30, 2021 as Compared to December 31, 2020

Total assets were $942,631,000 on September 30, 2021 compared with $851,386,000 at December 31, 2020, an increase of 10.72%. The increase in total assets was primarily funded from the growth in deposits.

Total deposits increased from $764,967,000 as of December 31, 2020 to $853,829,000 on September 30, 2021, an increase of 11.62%. The increase resulted in large part from increases in the following deposit categories: non-interest-bearing demand deposits, NOW, money market, and savings accounts and was partially offset by a decrease in time deposits. The increase was attributable in part to stimulus funds and PPP loans received by our customers and an increased market share in the majority of our markets.

Total loans, excluding loans held for sale, decreased to $590,848,000 on September 30, 2021 from $609,090,000 on December 31, 2020, resulting from the forgiveness and payoff of PPP loans in addition to normal amortization, and was offset by a decrease in demand for commercial loans. Loans, excluding loans held for sale and net of deferred fees and costs and the allowance for loan losses, decreased to $583,572,000 on September 30, 2021 from $601,934,000 on December 31, 2020, a decrease of 3.05%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	September 30, 2021		December 31, 2020
	Amount	Percentage	Amount	Percentage
Commercial	$116,923	19.79%	$145,145	23.83%
Commercial Real Estate	327,665	55.45%	309,563	50.82%
Consumer	92,633	15.68%	92,344	15.16%
Residential	53,627	9.08%	62,038	10.19%
Total loans	$590,848	100.00%	$609,090	100.00%

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and OREO decreased to $2,710,000 on September 30, 2021 from $3,168,000 on December 31, 2020. OREO decreased to $806,000 on September 30, 2021 from $1,105,000 on December 31, 2020. The decrease in OREO was due in large part to the sale of one large OREO property during the first quarter. Non-performing loans decreased slightly from $2,063,000 at December 31, 2020 to $1,904,000 at September 30, 2021.

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

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure or deeds in lieu of foreclosure. On December 31, 2020, the Bank was carrying three OREO properties on its books at a value of $1,105,000. During the nine months ended September 30, 2021, the Bank acquired two additional OREO property and disposed of two OREO properties, and as of September 30, 2021 the Bank is carrying three OREO properties at a value of $806,000. The OREO properties are available for sale and are being actively marketed.

The Bank had loans in the amount of $376,000 at September 30, 2021 classified as performing TDRs as compared to $392,000 at December 31, 2020. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

At the beginning of the COVID-19 pandemic, we developed relief programs to assist borrowers in financial need. Accordingly, we offered short-term modifications made in response to COVID-19 to certain borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, deferral of principal only (interest only payments), or other delays in payment that are insignificant.

The Bank modified a total of 191 loans. The principal balances of these loans on September 30, 2021 (adjusted for payoffs) totaled approximately $76 million. As of September 30, 2021, none of the 191 previously modified loans remain in deferment and all such previously deferred loans are current.

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

Management has reviewed loan segments that it believes could be adversely impacted by the COVID-19 pandemic, and identified the following segments: assisted living, education/childcare, entertainment, hospitality, oil & gas (gas stations), religious/charitable, restaurants, retail & services. At September 30, 2021, the loan balances in those segments were as follows:

Industry	Principal Balance (in thousands)	Number of Loans	Percent of Total Loan Portfolio
Assisted Living	$7,455	11	1.26%
Education/Childcare	9,313	15	1.58%
Entertainment	5,586	19	0.95%
Hospitality	15,158	8	2.57%
Oil & Gas (Gas Stations)	716	10	0.12%
Religious/Charitable	17,674	35	2.99%
Restaurants	17,522	46	2.97%
Retail & Services	11,006	44	1.86%
Total	$84,430	188	14.29%

Management continues to closely monitor loans in these categories.

Cash and cash equivalents increased to $147,296,000 on September 30, 2021 from $100,886,000 on December 31, 2020. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). This increase was due in large part to an increase in deposits related to PPP loan funds, management’s decision to carry additional liquidity in order to accommodate the potential withdrawal of PPP loan proceeds, and cash from increased deposits. Cash and cash equivalents are subject to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts.

Securities held-to-maturity were flat, decreasing slightly to $3,659,000 on September 30, 2021 from $3,671,000 on December 31, 2020. This decrease is a result of normal amortization of premiums within the held-to-maturity portfolio.

Securities available-for-sale, which are carried on the balance sheet at fair market value, increased to $152,598,000 on September 30, 2021, from $90,185,000 on December 31, 2020. During the nine months ended September 30, 2021, the Bank purchased $71,319,000 in available-for-sale securities, which was responsible for the increase in securities available-for sale. During the nine months ended September 30, 2021 the Bank did not sell any securities available-for-sale and received $6,177,000 in proceeds from calls, maturities, and paydowns of securities available-for-sale, which partially offset the increase.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $426,000 at September 30, 2021, which decreased from $653,000 on December 31, 2020. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At September 30, 2021, Financial, on a consolidated basis, had liquid assets of $299,594,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, and available-for-sale investments. Of this amount, approximately $31,382,000 (representing current market value) of the available-for-sale securities are pledged as collateral with $23,165,000 pledged as security for public deposits, and $8,217,000 pledged as security on a line of credit the Bank may draw on from time to time to meet liquidity needs. This line of credit currently has a zero balance. Management believes that liquid assets were adequate at September 30, 2021. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, if additional liquidity is needed, the Bank has the ability to purchase federal funds on the open market, borrow from the FHLBA using loans or investments within the Bank’s portfolio as collateral, and to borrow from the Federal Reserve Bank’s discount window.

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

At September 30, 2021, the Bank had a leverage ratio of approximately 8.27%, a Tier 1 risk-based capital ratio and a CET1 ratio of approximately 11.28% and a total risk-based capital ratio of approximately 12.34%. As of September 30, 2021 and December 31, 2020, the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of September 30, 2021 and December 31, 2020:

Bank Level Only Capital Ratios

Analysis of Capital for Bank of the James (Bank only)
(dollars in thousands)

	September 30,	December 31,
Analysis of Capital (in 000's)	2021	2020
Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	22,325	22,325
Retained earnings	50,710	44,621
Total Tier 1 capital	$76,777	$70,688

Common Equity Tier 1 Capital (CET1)	$76,777	$70,688

Tier 2 capital
Allowance for loan losses	$7,276	$7,156

Total Tier 2 capital:	$7,276	$7,156
Total risk-based capital	$84,053	$77,844

Risk weighted assets	$680,933	$635,445
Average total assets	$928,859	$853,558

	Actual		Regulatory Benchmarks
			For Capital	For Well
	September 30,	December 31,	Adequacy	Capitalized
	2021	2020	Purposes (1)	Purposes
Capital Ratios:
Tier 1 capital to average total assets	8.27%	8.28%	4.000%	5.000%
Common Equity Tier 1 capital	11.28%	11.12%	7.000%	6.500%
Tier 1 risk-based capital ratio	11.28%	11.12%	8.500%	8.000%
Total risk-based capital ratio	12.34%	12.25%	10.500%	10.000%

(1)Includes the capital conservation buffer of 2.50% for all ratios, excluding the Tier 1 capital to average total assets ratio.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $3,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis at September 30, 2021 would be slightly lower than those of the Bank because a portion of proceeds from the sale of notes previously issued by the holding company were contributed to the Bank as equity.

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

While the CBLR framework is currently available for banks to use in their September 30, 2021 Call Report, the Bank has elected not to opt into the CBLR framework at this time.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

Earnings Summary

Financial had net income including all operating segments of $1,881,000 and $5,730,000 for the three and nine months ended September 30, 2021, compared to $1,454,000 and $3,270,000 for the comparable periods in 2020. Basic and diluted earnings per common share for the three and nine months ended September 30, 2021 were $0.40 and $1.21, compared to basic and diluted earnings per share of $0.30 and $0.68 for the three and nine months ended September 30, 2020.

The increase in net income for the three and nine months ended September 30, 2021, as compared to the prior year period was due primarily to a decrease in the loan loss provision, as discussed in more detail below, and, for the nine months ended September 30, 2021, was bolstered in part by an increase in non-interest income. In the three and nine month periods ended September 30, 2020, the Bank increased the provision for loan losses due to economic uncertainty caused by the onset of the COVID-19 pandemic. We anticipate that our net income through December 31, 2021 will continue to be positively impacted by the winding down of the PPP loan program. We further expect that net interest margins will remain compressed which will have a further negative impact on our earnings.

These operating results represent an annualized return on average stockholders’ equity of 11.03% and 11.58% for the three and nine months ended September 30, 2021, compared with 9.26% and 7.05% for the three and nine months ended September 30, 2020. This increase for the three and nine months ended September 30, 2021 was due to an increase in our net income. The Company had an annualized return on average assets of 0.80% and 0.85% for the three and nine months ended September 30, 2021 compared with 0.68% and 0.55% for the same periods in 2020. The increase for the three and nine months ended September 30, 2021 largely resulted from an increase in the Bank’s net income and was partially offset by an increase in assets.

See “Non-Interest Income” below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

For the three months ended September 30, 2021, interest income decreased slightly to $7,315,000 from $7,338,000 for the same period in 2020. Despite a slight increase in yield on loans due to the accretion of PPP fees as PPP loans were forgiven, the increase in yield was offset by decreased loan balances. For the nine months ended September 30, 2021, interest income increased slightly to $21,914,000 from $21,907,000 for the same period in 2020. This increase also resulted from the accretion of PPP fees as PPP loans were forgiven but was offset by a decrease in the yield on loans. The average rate received on loans was 4.38% and 4.40% for the three and nine months ended September 30, 2021 as compared to 4.37% and 4.51% for the same periods in 2020. The rate on total average earning assets decreased for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 primarily because a decrease in the rates paid by borrowers on loans, particularly the lower yielding PPP loans.

Interest expense decreased to $493,000 and $1,634,000 for the three and nine months ended September 30, 2021 from $1,135,000 and $3,650,000 for the same periods in 2020, decreases of 56.56% and 55.23%. The decrease for the three and nine months resulted primarily from a decrease in interest rates paid on deposits. The Bank’s average rate paid on interest bearing deposits was 0.22% and 0.27% during the three and nine months ended September 30, 2021 as compared to 0.65% and 0.75% for the same periods in 2020.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and nine months ended September 30, 2021 of $6,822,000 and $20,280,000 increased from $6,203,000 and $18,257,000 for the same periods in 2020. The net interest margin was 3.11% and 3.10% for the three months ended September 30, 2021 and 2020, respectively. The increase was primarily attributable to the higher level of accretion of loan fees related to the PPP program in 2021. The net interest margin was 3.20% and 3.27% for the nine months ended September 30, 2021 and 2020, respectively. The decrease was primarily caused by the impact of lower-yielding PPP loans. As a result of the spread of COVID-19, economic uncertainties have arisen that are likely to negatively impact net interest margin. Other financial impacts could occur, though such potential impacts are unknown at this time.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I below.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, gains on sales of mortgage loans held for sale, commissions on sales of investments, fees generated from treasury management services, and bank-owned life insurance income. Non-interest income decreased to $2,822,000 for the three months ended September 30, 2021 from $3,064,000 for the same period in 2020. This decrease was primarily related to a decrease in gains on sale of loans held-for-sale. Non-interest income increased to $8,305,000 for the nine months ended September 30, 2021 from $8,039,000 for the same period in 2020, primarily driven by increases in gains on loans held-for-sale and service charges, fees, and commissions.

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

Purchase mortgage originations totaled $54,645,000 and $139,599,000 or 62.73% and 56.39% of the total mortgage loans originated in the three and nine months ended September 30, 2021 as compared to $48,997,000 and $114,135,000 or 57,68% and 54.66% of the total mortgage loans originated in the same periods in 2020. Management anticipates that in the short term purchase mortgage originations will continue to represent a majority of mortgage originations as they have in the recent past. However, management also believes that further decreases in long term market interest rates could trigger increased refinancing activity. While uncertainty remains, management expects mortgage rates to stay near historic lows for the foreseeable future.

Although mortgage rates fluctuated dramatically in the first quarter of 2020, rates generally decreased to near historic lows near the end of the first three months of 2020 and have remained at or near those lows through September 30, 2021. Because of uncertainty surrounding current and near-term economic conditions arising from the COVID-19 pandemic, management cannot predict future mortgage rates. Nevertheless, management expects that the Mortgage division’s reputation in Region 2000, steady residential real estate inventory and the recent hiring of additional mortgage loan originators in Roanoke, Harrisonburg and Charlottesville, and Blacksburg, will result in strong mortgage originations through the remainder of 2021. Management also believes that in the event that interest rates rise, revenue from the mortgage segment could be under pressure.

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

Non-Interest Expense

Non-interest expense for the three and nine months ended September 30, 2021 increased to $7,298,000 and $21,424,000 from $6,744,000 and $19,876,000 for the same periods in 2020, increases of 8.21% and 7.79%, respectively. This increase resulted from increases in personnel expenses from variable compensation, occupancy expense, equipment expense, professional fees, marketing expense, and FDIC insurance expense. Total personnel expense was $4,093,000 and $11,901,000 for the three and nine month periods ended September 30, 2021 as compared to $3,713,000 and $11,040,000 for the same periods in 2020.

Allowance and Provision for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged-off, net of recoveries, reduce the allowance. The provision for the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon two components – specific impairment and general reserves. As discussed below, loans having a risk rating of 7 or below that are significantly past due, and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due as well as all TDRs, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, and loan performance measures. Based on the application of the loan loss calculation, the Bank provided $0 to the allowance for loan losses for the three and nine month periods ended September 30, 2021. This compares to a provision of $700,000 and $2,348,000 for the comparable periods in 2020.

At September 30, 2021, the allowance for loan losses was 1.23% of total loans outstanding, versus 1.17% of total loans outstanding at December 31, 2020. The allowance to total loans, excluding PPP loans, increased to approximately 1.27% at September 30, 2021 as compared to approximately 1.25% at December 31, 2020. PPP loans are guaranteed in full by the U.S. Small Business Administration, and therefore, are excluded from the Company's allowance for loan losses calculation. Subsequent to the onset of the pandemic and throughout 2020, qualitative factors in the allowance for loan losses calculation were adjusted to account for the significant economic disruption and uncertainty caused by the virus. These qualitative adjustments resulted in significant provisions in the 2020 periods. While in 2021 the economy has showed some signs of leveling and stabilization, management believes significant uncertainty could remain, largely due to the majority of our markets being classified at high or substantial levels of transmission by the Center for Disease Control (CDC) as it relates to the delta variant in its most recent November 5, 2021 report. As a result of these opposing considerations and relatively minor changes within the Company's portfolio segments, the allowance increased marginally from year end to September 30, 2021 due to recoveries exceeding charge-offs and no provision was recorded during the three and nine months ended September 30, 2021. At September 30, 2021, management believed the allowance for loan losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions deteriorate further due to the COVID-19 pandemic, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying potential credit losses is a subjective process. Therefore, the Company maintains a general reserve to cover credit losses within the portfolio. The methodology management uses to determine the adequacy of the allowance for loan losses includes the considerations below.

At the beginning of the COVID-19 pandemic, we developed relief programs to assist borrowers in financial need The March 22, 2020 (revised April 2020) statement issued by our banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), passed on March 27, 2020 and extended by the Consolidated Appropriations Act, provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. §§1601 et seq.) terminates. Accordingly, we offered short-term modifications in response to COVID-19 to certain borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, short-term interest only payments, or other delays in payment that are insignificant.

Since the beginning of the pandemic in the spring of 2020, the Bank modified a total of 191 loans. The principal balances of these loans on September 30, 2021 (adjusted for payoffs) totaled approximately $76 million. As of September 30, 2021, none of the 191 previously modified loans remained in deferment. All previously modified loans have returned to current status.

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

On December 27, 2020, President Trump signed the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) into law to provide continued assistance to individuals and businesses that have been financially impacted by the ongoing coronavirus pandemic. Section 311 of the Economic Aid Act added a new temporary provision that authorizes the SBA to guarantee Paycheck Protection Program Second Draw Loans (the "PPP Second Draw Program"), under generally the same terms and conditions available under the PPP Under section 311, the SBA may guarantee loans under the PPP Second Draw Program through September 30, 2021 (''Second Draw PPP Loans'') to borrowers that previously received an initial PPP loan and have used or will use the full amount of the initial PPP loan for authorized purposes on or before the expected date of disbursement of the Second Draw PPP Loan. In addition, the Economic Aid Act permits individuals and business that did not receive an initial PPP loan to apply under the PPP Program.

The Bank began accepting applications from qualified customers on April 3, 2020 and over the course of the program provided over $102,600,000 in funding to over 894 clients through the PPP. The Bank processed 345 applications in 2021 before it stopped processing applications for PPP loans on May 12, 2021.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for loan losses and constitute a realized loss. Charged-off loans were $16,000 and $80,000 for the three and nine months ended September 30, 2021 as compared to $79,000 and $339,000 for the comparable periods in 2020. While a charged-off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. In the three and nine months ended September 30, 2021, the Bank had recoveries of charged-off loans of $80,000 and $200,000 as compared with $38,000 and $55,000 for the comparable periods in 2020.

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. As set forth in the tables below, the Bank’s allowance arising from the specific impairment evaluation as of September 30, 2021 was relatively unchanged as compared to December 31, 2020.

As shown in the table below, the total balance in the allowance increased, from $7,156,000 as of December 31, 2020 to $7,276,000 on September 30, 2021. The increase was solely due to recoveries exceeding charge-offs during the first nine months of 2021. The allowance for loan losses as a percent of loans increased to 1.23% as of September 30, 2021 from 1.17% as of December 31, 2020. The general reserve as a percentage of unimpaired loan balances increased to 1.24% (or 1.28% excluding PPP loans) as of September 30, 2021 as compared to 1.17% (or 1.25% excluding PPP loans) as of December 31, 2020. Management will continue to evaluate the adequacy of the allowance for loan losses as more economic data becomes available and as changes within the Company's portfolio are known. The effects of the pandemic may require the Company to fund increases in the allowance for loan losses in future periods.

The following tables summarize the allowance activity for the periods indicated:

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Nine Months Ended September 30, 2021

		Commercial
2021	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:

Beginning Balance	$2,001	$3,550	$868	$737	$7,156
Charge-Offs	(53)	—	(27)	—	(80)
Recoveries	107	70	22	1	200
Provision	(124)	87	(4)	41	—
Ending Balance	1,931	3,707	859	779	7,276

Ending Balance: Individually evaluated for impairment	—	—	15	—	15

Ending Balance: Collectively evaluated for impairment	1,931	3,707	844	779	7,261

Totals:	$1,931	$3,707	$859	$779	$7,276

Financing Receivables:
Ending Balance: Individually evaluated for impairment	250	2,425	233	1,321	4,229

Ending Balance: Collectively evaluated for impairment	116,673	325,240	92,400	52,306	586,619

Totals:	$116,923	$327,665	$92,633	$53,627	$590,848

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2020

		Commercial
2020	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:

Beginning Balance	$1,330	$1,932	$865	$702	$4,829
Charge-Offs	(96)	(224)	(75)	(53)	(448)
Recoveries	20	139	53	15	227
Provision	747	1,703	25	73	2,548
Ending Balance	2,001	3,550	868	737	7,156

Ending Balance: Individually evaluated for impairment	4	—	—	—	4

Ending Balance: Collectively evaluated for impairment	1,997	3,550	868	737	7,152

Totals:	$2,001	$3,550	$868	$737	$7,156

Financing Receivables:
Ending Balance: Individually evaluated for impairment	345	2,782	343	1,347	4,817

Ending Balance: Collectively evaluated for impairment	144,800	306,781	92,001	60,691	604,273

Totals:	$145,145	$309,563	$92,344	$62,038	$609,090

The following sets forth the reconciliation of the allowance for loan loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	2021	2020	2021	2020
Balance, beginning of period	$7,212	$5,474	$7,156	$4,829
Provision for loan losses	—	760	—	1,648
Loans charged-off	(16)	(79)	(80)	(339)
Recoveries of loans charged-off	80	38	200	55
Net recoveries (charge-offs)	64	(41)	120	(284)
Balance, end of period	$7,276	$6,193	$7,276	$6,193

No nonaccrual loans were excluded from the impaired loan disclosures at September 30, 2021 and December 31, 2020. If interest on these loans had been accrued, such income cumulatively would have approximated $176,000 and $158,000 on September 30, 2021 and December 31, 2020, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

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

Income Taxes

For the three and nine months ended September 30, 2021, Financial had an income tax expense of $465,000 and $1,431,000 as compared to $369,000 and $802,000 for the three and nine months ended September 30, 2020. This represents an effective tax rate of 19.82% and 19.98% for the three and nine months ended September 30, 2021 as compared with 20.24% and 19.70% for the three and nine months ended September 30, 2020. Our effective rate was lower than the statutory corporate tax rate in all periods primarily because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance.

Schedule I

Net Interest Margin Analysis

Average Balance Sheets

For the Quarter Ended September 30, 2021 and 2020

(dollars in thousands)

	2021			2020
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/	Rates Earned/	Balance	Income/	Rates Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS
Loans, including fees (1) (2)	$594,371	$6,564	4.38%	$625,847	$6,889	4.37%
Loans held for sale	5,638	41	2.89%	8,881	69	3.08%
Fed funds sold	107,001	33	0.12%	75,044	13	0.07%
Interest-bearing bank balances	18,895	7	0.15%	18,643	15	0.32%
Securities (3)	142,670	668	1.86%	63,743	337	2.10%
Federal agency equities	1,208	4	1.31%	1,435	15	4.15%
CBB equity	116	—	—%	116	—	—%

Total earning assets	869,899	7,317	3.34%	793,709	7,338	3.67%

Allowance for loan losses	(7,242)			(6,273)
Non-earning assets	68,189			62,384

Total assets	$930,846			$849,820

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Demand interest-bearing	$422,840	$116	0.11%	$346,963	$141	0.16%
Savings	114,612	30	0.10%	95,666	36	0.15%
Time deposits	141,550	239	0.67%	181,270	844	1.85%

Total interest-bearing deposits	679,002	385	0.22%	623,899	1,021	0.65%

Other borrowed funds
Financing leases	3,677	26	2.81%	4,248	29	2.71%
Capital Notes	10,030	82	3.24%	10,019	85	3.37%
Total interest-bearing liabilities	692,709	493	0.28%	638,166	1,135	0.71%

Non-interest-bearing deposits	164,450			144,719
Other liabilities	6,030			4,626

Total liabilities	863,189			787,511

Stockholders’ equity	67,657			62,309

Total liabilities and Stockholders’ equity	$930,846			$849,820

Net interest income		$6,824			$6,203

Net interest margin			3.11%			3.10%

Interest spread			3.06%			2.96%

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

Net Interest Margin Analysis

Average Balance Sheets

For the Nine Months Ended September 30, 2021 and 2020

(dollars in thousands)

	2021			2020
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/	Rates Earned/	Balance	Income/	Rates Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS
Loans, including fees (1) (2)	$605,314	$19,943	4.40%	$606,937	$20,558	4.51%
Loans held for sale	5,777	146	3.38%	6,072	137	3.01%
Federal funds sold	97,762	67	0.09%	51,913	89	0.23%
Interest-bearing bank balances	18,793	26	0.18%	18,439	85	0.61%
Securities (3)	118,662	1,700	1.92%	59,358	990	2.22%
Federal agency equities	1,306	39	3.99%	1,411	48	4.53%
CBB equity	116	—	—%	116	—	—%

Total earning assets	847,730	21,921	3.46%	744,246	21,907	3.92%

Allowance for loan losses	(7,179)			(5,555)
Non-earning assets	65,838			59,415

Total assets	$906,389			$798,106

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Demand interest-bearing	$391,298	$332	0.11%	$318,929	$546	0.23%
Savings	106,009	87	0.11%	90,872	123	0.18%
Time deposits	146,580	890	0.81%	188,167	2,702	1.91%

Total interest-bearing deposits	643,887	1,309	0.27%	597,968	3,371	0.75%

Other borrowed funds
Financing leases	3,841	80	2.78%	4,334	87	2.67%
Capital Notes	10,028	245	3.27%	6,666	192	3.84%
Total interest-bearing liabilities	657,756	1,634	0.33%	608,968	3,650	0.80%

Non-interest-bearing deposits	164,974			122,041
Other liabilities	9,753			5,319

Total liabilities	832,483			736,328

Stockholders’ equity	65,434			61,778

Total liabilities and Stockholders’ equity	$897,917			$798,106

Net interest income		$20,287			$18,257

Net interest margin			3.20%			3.27%

Interest spread			3.13%			3.12%

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

There have been no significant changes during the quarter ended September 30, 2021, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting.

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

The Company did not repurchase any shares during the quarter ended September 30, 2021.

The following table provides information as of September 30, 2021 with respects to shares of common stock repurchased by the Company for the quarter then ended:

Beginning Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 through July 31, 2021	—	N/A	—	18,100
August 1, 2021 through August 31, 2021	—	N/A	—	18,100
September 1, 2021 through September 30, 2021	—	N/A	—	18,100
Total	—	N/A	—	18,100

Item 3.    Defaults Upon Senior Securities

Not applicable

Item 4.    Mine Safety Disclosures

Not applicable

Item 5.    Other Information

Not applicable

Item 6.    Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2021
31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2021
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated November 12, 2021
101

The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2021 and 2020 (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2021 and 2020 (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2021 and 2020; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.
Date: November 12, 2021	By /S/ Robert R. Chapman III Robert R. Chapman III, President (Principal Executive Officer)
Date: November 12, 2021	By /S/ J. Todd Scruggs J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)