Form 10-K
period 2021-12-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2022-03-29
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-K

______________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

______________________

BANK OF THE JAMES FINANCIAL GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Commission file number 001-35402

Virginia (State or Other Jurisdiction of Incorporation or Organization)	20-0500300 (I.R.S. Employer Identification No.)

828 Main Street, Lynchburg, VA (Address of Principal Executive Offices)	24504 (Zip Code)

(434) 846-2000

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, $2.14 par value	BOTJ	The NASDAQ Capital Markets

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

The aggregate value of the voting common equity held by nonaffiliates as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $66,068,240 based on the price at which the common stock last traded on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $2.14 par value as of March 29, 2022 was approximately 4,740,657.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2022 Proxy Statement to be used in conjunction with the Annual Meeting of Shareholders, scheduled to be held on May 17, 2022, are incorporated by reference into Part III of this Form 10-K

PART I

Item 1.  Business

Item 1A. Risk Factors

Item 1B. Unresolved Staff Comments

Item 2.  Properties

Item 3.  Legal Proceedings

Item 4.  Mine Safety Disclosures

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of
Operations

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Item 8. Financial Statements and Supplementary Data

Item 9A. Controls and Procedures

Item 9B. Other Information

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accounting Fees and Services

PART IV

Item 15. Exhibits, Financial Statement Schedules

Item 16. Form 10–K Summary

SIGNATURES

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

Financial conducts three principal activities: (1) general retail and commercial banking through Bank of the James; (2) mortgage brokerage services through Bank of the James Mortgage, a division of the Bank (the “Mortgage Division”); and (3) investment advisory services through its wholly-owned subsidiary, Pettyjohn, Wood & White, Inc. (“PWW”). Because Financial acquired PWW on December 31, 2021, PWW had no effect on Financial’s net income for the periods ended December 31, 2021 and 2020.

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

The Bank, BOTJ Insurance, BOTJ Investment Group, Inc., a non-operating subsidiary, and PWW are our only subsidiaries and primary assets.

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

In general, the Bank offers the following lending services in our market areas:

•Commercial Business Lending. We make loans to small- and medium-sized businesses for purposes such as purchases of equipment, facilities upgrades, inventory acquisition and various working capital purposes.

•Real Estate Construction. We make commercial and residential construction and development loans.

•Commercial Real Estate Mortgage. We make loans to borrowers secured by commercial real estate. In underwriting these types of loans we consider the historic and projected future cash flows of the real estate.

•Residential Mortgage. We originate conforming and non-conforming closed-end residential mortgages. These loans are secured by liens on 1 to 4 family properties. We typically sell the conventional mortgage loans to correspondent financial institutions.

•Consumer. We offer various types of secured and unsecured consumer loans, including personal loans, lines of credit, overdraft lines of credit, automobile loans, installment loans, demand loans, and home equity loans. We make consumer loans primarily for personal, family or household purposes.

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

Investment Advisory Services. We provide investment advisory services through Financial’s wholly-owned subsidiary, Pettyjohn, Wood & White, Inc. (“PWW”), a Lynchburg-based investment advisor registered with the Securities and Exchange Commission. Financial purchased the issued and outstanding shares of PWW on December 31, 2021. PWW generates revenue primarily through investment advisory fees.

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

Employees

As of March 29, 2022, we had approximately 158 employees, 153 of which are full-time and five of which are part-time. None of our employees are represented by any collective bargaining agreements, and relations with employees are considered excellent. We maintain employee benefit programs that include health insurance, a health savings account, a 401(k) plan, and an employee stock purchase plan.

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

Regulation of Financial

General. Financial is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including the filing with the Securities and Exchange Commission (the “SEC”) of annual, quarterly and other reports on the financial condition and performance of the organization. Financial is directly affected by the corporate responsibility and accounting reform legislation signed into law on July 30, 2002, known as the Sarbanes-Oxley Act of 2002 (the “SOx Act”), and the related rules and regulations. The SOx Act includes provisions that, among other things, require that periodic reports containing financial statements that are filed with the SEC be accompanied by chief executive officer and chief financial officer certifications as to the accuracy and compliance with law, additional disclosure requirements and corporate governance and other related rules. Although we are not required to receive an opinion from our external auditors regarding our internal controls over financial reporting under section 404 of the SOx Act because of our status as a smaller reporting company, our management’s report on internal control over financial reporting is set forth in Item 9A herein. Financial has expended considerable time and money in complying with the SOx Act and expects to continue to incur additional expenses in the future.

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

The Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Reform Act”) was signed into law. The Dodd-Frank Reform Act represents a significant overhaul of many aspects of the regulation of the financial services industry, although many of its provisions (e.g., the interchange and trust preferred capital limitations) apply to companies that are significantly larger than Financial. The Dodd-Frank Reform Act directs applicable regulatory authorities to promulgate regulations implementing its provisions, and its effect on Financial and on the financial services industry as a whole will be clarified as those regulations are issued. Major elements of the Dodd-Frank Reform Act include:

•The Dodd-Frank Reform Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling on the size of the Deposit Insurance Fund (DIF) and increased the floor applicable to the size of the DIF. The Dodd-Frank Act also made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.

•The Dodd-Frank Reform Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•The Dodd-Frank Reform Act required new disclosure relating to executive compensation and corporate governance.

•The Dodd-Frank Reform Act implemented amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations.

•The Dodd-Frank Reform Act established the Financial Stability Oversight Council, which will be responsible for identifying and monitoring systemic risks posed by financial firms, activities, and practices.

•The Dodd-Frank Reform Act amended the Electronic Fund Transfer Act (EFTA) to, among other things, require that debit card interchange fees must be reasonable and proportional to the actual cost incurred by the issuer with respect to the transaction. In June 2011, the Federal Reserve Board adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements additional fraud-prevention standards. Although issuers that have assets of less than $10 billion are exempt from the Federal Reserve Board’s regulations that set maximum interchange fees, these regulations are expected to significantly affect the interchange fees that financial institutions with less than $10 billion in assets are able to collect.

•The Dodd-Frank Reform Act eliminated (over time) the inclusion of trust preferred securities as a permitted element of Tier 1 capital.

•The Dodd-Frank Reform Act created a special regime to allow for the orderly liquidation of systemically important financial companies, including the establishment of an orderly liquidation fund.

•The Dodd-Frank Reform Act requires the development of regulations to address derivatives markets, including clearing and exchange trading requirements and a framework for regulating derivatives-market participants.

•The Dodd-Frank Reform Act enhanced supervision of credit rating agencies through the Office of Credit Ratings within the SEC.

•The Dodd-Frank Reform Act established the Consumer Financial Protection Bureau, within the Federal Reserve, to serve as a dedicated consumer-protection regulatory body. The Consumer Financial Protection Bureau is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, small institutions. As a smaller institution, most consumer protection aspects of the Dodd-Frank Reform Act will continue to be overseen by the Federal Reserve.

•The Dodd-Frank Act allows banks to engage in de novo interstate branching, a practice that was previously significantly limited.

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

Pursuant to the Regulatory Relief Act, on September 17, 2019, the federal banking agencies adopted a final rule regarding a community bank leverage ratio. Under the final rule, which was effective on January 1, 2021, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to Tier 1 capital divided by average total consolidated assets) of greater than 9 percent, will be eligible to opt into the community bank leverage ratio framework (qualifying community banking organizations). Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9 percent will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act.

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

FDIC Insurance Premiums. The FDIC's DIF provides insurance coverage for certain deposits, which insurance is funded through assessments on banks, like the Bank. Pursuant to the Dodd-Frank Act, the amount of deposit insurance coverage for deposits increased to $250,000 per depositor, subject to aggregation rules. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the

FDIC has established 2.0% as the designated reserve ratio (the “DRR”), that is, the ratio of the DIF to insured deposits. The Dodd-Frank Act directs the FDIC to amend its assessment regulations so that future assessments will generally be based upon a depository institution's average total consolidated assets minus the average tangible equity of the insured depository institution during the assessment period, whereas assessments were previously based on the amount of an institution's insured deposits. The minimum DIF rate has increased from 1.15% to 1.35%, and the cost of the increase will be borne by depository institutions with assets of $10 billion or more. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rule making if required.

In 2021, the Bank expensed $548,000 in FDIC assessments which compared to $336,000 in 2020. Any increases in FDIC insurance premiums could adversely affect the Bank’s profitability.

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

As discussed above under “Supervision and Regulation - The Regulatory Relief Act,” recently enacted legislation directs the federal bank regulatory agencies to develop a “Community Bank Leverage Ratio,” calculated by dividing tangible equity capital by average consolidated total assets, of not less than 8% and not more than 10%. On September 17, 2019, pursuant to the Regulatory Relief Act, the federal banking agencies adopted a final rule setting a community bank leverage ratio of 9%. If a “qualified community bank,” generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, has a leverage ratio which exceeds the Community Bank Leverage Ratio, then such bank will be considered to have met all generally applicable leverage and risk based capital requirements; the capital ratio requirements for “well capitalized” status under Section 38 of the FDIA, and any other leverage or capital requirements to which it is subject. In response to the COVID-19 pandemic, regulatory authorities lowered the tier 1 leverage ratio required under the community bank leverage ratio framework to 8.5% and 8.0% for 2021 and 2020, respectively. The Community Bank Leverage Ratio returned to 9% on January 1, 2022.

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

Safety and Soundness. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” all such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2021, the Bank was considered “well-capitalized.”

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

Confidentiality and Required Disclosures of Consumer Information. The Bank is subject to various laws and regulations that address the privacy of nonpublic personal financial information of consumers. The Gramm-

Leach-Bliley Act and certain regulations issued thereunder protect against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

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

Our success depends primarily on the general economic conditions of the primary markets in Virginia in which we operate and where our loans are concentrated. Unlike nationwide banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Lynchburg metropolitan statistical area (“MSA”). Lynchburg’s MSA, which is often referred to as Region 2000, consists of approximately 2,122 square miles, and includes the City of Lynchburg and the Counties of Bedford, Campbell, Amherst and Appomattox. To a lesser extent, our lending market includes the Roanoke, Charlottesville and Harrisonburg MSAs. Our branches in localities outside of Region 2000 have a short operating history. As of December 2021, the Lynchburg MSA had an unemployment rate (seasonally adjusted) of 2.7%, as compared to a statewide average unemployment rate of 3.3%.

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

The Company’s business, financial condition, liquidity and results of operations have been, and may continue to be, adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic negatively impacted the local, state, national, and world economies. The pandemic created economic and financial disruptions that have adversely affected, and have the potential to continue to adversely affect, the Company's business, financial condition, liquidity and results of operations. The extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the continued effectiveness of the Company's business continuity plan, the direct and indirect impact of the pandemic on the Company's employees, customers, clients, and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.

The COVID-19 pandemic has contributed to or resulted in:

•Employment shortages and decreased consumer confidence and business generally.

•Temporary closures of many businesses and the institution of social distancing or other measurements.

•Ratings downgrades, credit deterioration and some defaults in several industries, including natural resources, hospitality, transportation and commercial real estate.

•Volatility in the rates and yields on U.S. Treasury securities.

•Unpredictable demands on capital and liquidity.

•Heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements.

As a result:

•The demand for our products and services could be significantly impacted, which could decrease our net interest income and adversely affect our revenue and net income.

•We could have an increase in customer delinquencies and loan defaults, including defaults on unsecured loans, and further increases in our allowance for loan losses and foreclosures.

•The decline in rates and yields has had a negative effect on our yields on assets which has compressed our net interest margin.

Governmental authorities took unprecedented measures to provide economic assistance to individual households and businesses, stabilize the markets and support economic growth. The consequences of these measures may not be sufficient to fully mitigate the negative impact of the COVID-19 pandemic. The Company also faces an increase in governmental and regulatory scrutiny as a result of the effects of COVID-19 on market and economic conditions and actions governmental authorities take in response to those conditions.

The extent to which the COVID-19 pandemic continues to impact our business, results of operation, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and the actions taken by governmental authorities and other third parties in response to the pandemic.

The length of the pandemic and the long term consequences of the extraordinary measures being put in place to address it are unknown. Even after the pandemic subsides, the U.S. economy may experience a recession, and the Company anticipates the Company's businesses would be materially and adversely affected by a prolonged recession. To the extent the pandemic adversely affects the Company's business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in the section.

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

A significant source of risk arises from the possibility that we could sustain losses due to loan defaults and nonperformance on loans. We maintain an allowance in accordance with GAAP to provide for such defaults and other nonperformance. As of December 31, 2021, our allowance as a percentage of total loans was 1.19% and our allowance as a percentage of nonperforming loans was 724.84%. The determination of the appropriate level of allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, many of which are beyond our control. In addition, our underwriting policies, adherence to credit monitoring processes and risk management systems and controls may not prevent unexpected losses. Our allowance may not be adequate to cover actual loan losses. Moreover, any increase in our allowance will adversely affect our earnings by decreasing our net income.

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

We expect to continue to engage in new branch expansion in the future. We may also seek to acquire other financial institutions, or parts of those institutions, though we have no present plans in that regard. Expansion involves a number of risks, including, without limitation:

•the time and costs of evaluating new markets, hiring experienced local management and opening new offices;

•the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•our entrance into new markets where we lack experience;

•the introduction of new products and services with which we have no prior experience into our business;

•failure to culturally integrate an acquisition target or new branches or failing to identify and select the optimal candidate for integration or expansion; and

•failure to identify and retain experienced key management members with local expertise and relationships in new markets.

We may acquire and hold other real estate owned (OREO) properties, which could lead to increased operating expenses and vulnerability to declines in the market value of real estate in our areas of operations.

From time-to-time, we foreclose upon and take title to the real estate serving as collateral for our loans as part of our business. If our OREO balance increases, management expects that our earnings will be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership. Also, at the time that we foreclose upon a loan and take possession of a property, we estimate the value of that property using third-party appraisals and opinions and internal judgments. OREO property is valued on our books at the estimated market value of the property, less the estimated costs to sell (or “fair value”). Upon foreclosure, a charge-off to the allowance for loan losses is recorded for any excess between the value of the asset on our books over its fair value. Thereafter, we periodically reassess our judgment of fair value based on updated appraisals or other factors, including, at times, at the request of our regulators. Any declines in our estimate of fair value for OREO will result in valuation adjustments, with a corresponding expense in our consolidated statements of income that is recorded under the line item for “Other real estate expenses.” As a result, our results of operations are vulnerable to declines in the market for residential and commercial real estate in the areas in which we operate. The expenses associated with OREO and property write downs could have a material adverse effect on our results of operations and financial condition. Any increase in non-accrual loans may lead to increases in our OREO balance in the future.

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

Severe weather, natural disasters, widespread disease or pandemics (including the COVID-19 pandemic), acts of war or terrorism or other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Revenues and profitability from our investment advisory business may be adversely affected by any reduction in assets under management, which could reduce fees earned.

PWW, our investment advisory business derives the majority of its revenue from non-interest income, which primarily consists of investment advisory fees.  Substantially all of PWW’s revenues are generated from investment management contracts with clients. Under these contracts, the investment advisory fees paid to us are typically based on the market value of assets under management. Assets under management may decline for various reasons including declines in the market value of the assets, which could be caused by price declines in the securities markets. Assets under management may also decrease due to redemptions and other withdrawals by clients or termination of contracts. This could be in response to adverse market conditions or in pursuit of other investment opportunities. If the assets under management we supervise decline and there is a related decrease in fees, it will negatively affect our results of operations.

We may not be able to attract and retain investment advisory clients.

Due to strong competition, our investment advisory business may not be able to attract and retain clients. Competition is strong because there are numerous well-established and successful investment management and wealth advisory firms including commercial banks and trust companies, investment advisory firms, mutual fund companies, stock brokerage firms, and other financial companies. Many of our competitors have greater resources than we have. Our ability to successfully attract and retain investment advisory clients is dependent upon our ability to compete with competitors' investment products, level of investment performance, client services and marketing and distribution capabilities. If we are not successful, our results of operations and financial condition may be negatively impacted.

The investment advisory industry is subject to extensive regulation, supervision and examination by regulators, and any enforcement action or adverse changes in the laws or regulations governing our business could decrease our revenues and profitability.

As an investment advisor registered with the Securities and Exchange Commission, PWW is subject to regulation by a number of regulatory agencies that are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the event of non-compliance with regulation, governmental regulators, including the SEC, and the Financial Industry Regulatory Authority, may institute administrative or judicial proceedings that may result in censure, fines, civil penalties, the issuance of cease-and-desist orders or the deregistration or suspension of the non-compliant broker-dealer or investment adviser or other adverse consequences. The imposition of any such penalties or orders could have a material adverse effect on the wealth management segment's operating results and financial condition. We may be adversely affected as a result of new or revised legislation or regulations. Regulatory changes have imposed and may continue to impose additional costs, which could adversely impact our profitability.

If we fail to retain PWW’s key employees, the growth and profitability of our investment advisory business could be adversely affected.

PWW’s success is, and is expected to remain, highly dependent on its executive management team as well as other key personnel because of their role in, among other things, making investment decisions for PWW clients and managing client relations.  Although each of the foregoing are subject to non-compete agreements, there are no assurances that these key personnel will remain employees of PWW.

Competition for investment advisory personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel, or the loss of the services of several of such key personnel, could adversely affect our growth strategy and seriously harm our business, results of operations and financial condition.

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

Pursuant to the Regulatory Relief Act, on September 17, 2019, the federal banking agencies adopted a final rule regarding a community bank leverage ratio. Under the final rule, which was effective on January 1, 2021, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9 percent, will be eligible to opt into the community bank leverage ratio framework (qualifying community banking organizations). Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9 percent will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. At this point the Bank has chosen not to opt in to the community bank leverage ratio framework.

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

Item 1B.Unresolved Staff Comments

None.

Item 2. Properties

Current Locations and Property

Depending on such factors as cost, availability, and location, we may either lease or purchase our operating facilities. The existing facilities that we have purchased typically have been former branches of other financial institutions. As of March 29, 2022, the Bank conducts its operations from 19 locations, of which we own 11 and lease 8. The following table describes the location and general character of our operating facilities:

Address	Type of Facility	Year Opened	Owned/Leased
5204 Fort Avenue	Full-service branch with drive thru and ATM	2000	Owned
Lynchburg, Virginia

4698 South Amherst Highway	Full-service branch with drive thru and ATM	2002	Owned
Madison Heights, Virginia

17000 Forest Road	Full-service branch with drive thru and ATM	2005	Owned
Forest, Virginia	Headquarters for Mortgage Division

164 South Main Street	Full-service branch with drive thru and ATM	2007	Owned
Amherst, Virginia

1405 Ole Dominion Blvd	Full-service branch with drive thru and ATM	2008	Owned
Bedford, Virginia

1110 Main Street	Full-service branch with drive thru and ATM	2009	Owned
Altavista, Virginia

828 Main Street	Corporate Headquarters; Full-service branch with drive thru and ATM	2004	Leased (1)
Lynchburg, Virginia

4935 Boonsboro Road, Suites C and D	Full-service branch with drive thru and ATM	2006	Leased (2)
Lynchburg, Virginia

501 VES Road	Limited service branch	2010	Leased (3)
Lynchburg, Virginia

250 Pantops Mountain Road	Limited service branch	2015	Leased (4)
Charlottesville, Virginia

1391 South High Street	Full-service branch with drive thru and ATM	2015	Owned
Harrisonburg, Virginia

1745 Confederate Blvd	Full-service branch with drive thru and ATM	2017	Owned
Appomattox, Virginia

225 Merchant Walk Avenue	Full-service branch with drive thru and ATM	2016	Leased (5)
Charlottesville, Virginia

3562 Electric Road	Full-service branch with ATM	2017	Leased (6)
Roanoke, Virginia

2001 South Main Street #107	Mortgage origination office	2018	Leased (7)
Blacksburg, Virginia

550 East Water Street	Full-service branch with ATM	2019	Owned
Suite 100
Charlottesville, Virginia

2101 Electric Road	Full-service branch with drive thru and ATM	2019	Leased (8)
Roanoke, Virginia

45 South Main Street	Full-service branch with ATM	2019	Owned
Lexington, Virginia
13 Village Highway Rustburg, VA 24588	Full-service branch with drive thru and ATM	2019	Owned

(1)The current term of the amended and restated lease expires in four years and the Bank has three five-year renewal options (subject to the terms and conditions outlined in the lease). The Bank leases this property from Jamesview Investment, LLC, which is wholly-owned by William C. Bryant III, a member of the Board of Directors of both Financial and the Bank.

(2)The previous term expired on December 31, 2021. The Bank currently leases on a month-to-month basis.

(3)Base lease expires May 31, 2025. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.

(4) Base lease expires April 30, 2025. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.

(5)Base lease expires October 31, 2026. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.

(6)Base lease expires January 31, 2022. The Bank is currently leasing the property on a month-to-month basis and anticipates that it will extend the lease until at least January 31, 2025.

(7)Base lease expired February 28, 2021. The Bank currently leases on a month-to-month basis.

(8)Base lease expires February 28, 2024. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.

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

•real property located at 4501 Boonsboro Road, Lynchburg, Virginia. The Bank purchased this property in 2021. This property was previously used by another institution as a branch bank. While the Bank does not anticipate opening a branch at this location until the fall of 2022, the Bank believes the investment needed to upfit this property will be minimal and primarily related to aesthetics due to the fact this location was a former bank branch.

•real property located at 1925 Atherholt Rd, Lynchburg, Virginia. The Bank purchased this property in 2021. The building currently houses all personnel of the Company’s wholly-owned subsidiary, PWW. PWW is currently leasing the space from the Bank on a month-to-month basis. While the Bank currently does not have a timeline for a branch at this location, the space is attractive for a branch due to its close proximity to Centra’s Lynchburg General Hospital. The investment needed to upfit the property will be minimal.

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

Item 4. Mine Safety Disclosures -- Not applicable.

PART II

Item 5.Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices and Dividends

As of January 25, 2012, the Common Stock of Financial is traded on the NASDAQ Capital Market LLC (NASDAQ) under the symbol “BOTJ.” Prior to this time, the Common Stock of Financial was quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol “BOJF (“BOJF.OB” on some systems) and transactions generally involved a small number of shares.

As of March 29, 2022, there were approximately 4,740,657 shares of Common Stock outstanding, which shares are held by approximately 1,500 active shareholders of record.

Dividend Policy

The Company’s future dividend policy is subject to the discretion of its Board of Directors and will depend upon a number of factors, including future earnings, financial condition, liquidity and capital requirements of both the Company and the Bank, applicable governmental regulations and policies and other factors deemed relevant by its Board of Directors.

The Company is organized under the Virginia Stock Corporation Act, which prohibits the payment of a dividend if, after giving it effect, the corporation would not be able to pay its debts as they become due in the normal course of business or if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved, to satisfy the preferential rights upon dissolution of any preferred shareholders.

The Company is a legal entity separate and distinct from its subsidiaries. Its ability to distribute cash dividends will depend primarily on the ability of the Bank to pay dividends to it, and the Bank is subject to laws and regulations that limit the amount of dividends that it can pay. As a state member bank, the Bank is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. For a discussion of these restrictions, see “Supervision and Regulation of Financial – Limits on the Payment of Dividends” in Item 1 of this Report on Form 10-K.

On January 18, 2022 Financial declared a cash dividend for the fourth quarter of 2021 of $0.07 per common share. The dividend was paid on March 18, 2022 to shareholders of record at the close of business on March 4, 2022. Financial will evaluate the factors set forth above when making a determination of whether to continue to pay a cash dividend in 2022.

Share Repurchases

On January 21, 2020, Financial’s board of directors adopted a stock repurchase plan that authorized the Company to repurchase up to an aggregate of 65,000 shares of its common stock. Although this plan expired in January of 2021, on January 19, 2021, the Company’s board of directors approved a share repurchase program under which the Company was authorized to repurchase, from time to time as the Company deems appropriate, up to a total of 47,000 shares of the Company’s common stock. Repurchases could have been made in the open market, through block trades, or otherwise, and in privately negotiated transactions.

During the quarter ended December 31, 2021, Financial repurchased no shares of common stock. The plan expired on January 19, 2022, with the Company having purchased a total of 28,900 out of 47,000 shares authorized for repurchase.

Beginning Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 through October 31, 2021	–	N/A	–	18,100
November 1, 2021 through November 30, 2021	–	N/A	–	18,100
December 1, 2021 through December 31, 2021	–	N/A	–	18,100
Total	–	N/A	–	18,100

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist readers in understanding and evaluating our financial condition and results of operations. You should read this discussion in conjunction with our financial statements and accompanying notes included elsewhere in this report. Bank of the James Financial Group, Inc. (“Financial”) has no material operations and conducts no business other than the ownership of its operating subsidiaries, Bank of the James (and its divisions and subsidiary), and Pettyjohn, Wood & White, Inc. Because Pettyjohn, Wood & White, Inc. was acquired on December 31, 2021, Pettyjohn, Wood & White, Inc. did not impact our operating results in 2021, the discussion primarily concerns the business of the Bank. However, for ease of reading and because our financial statements are presented on a consolidated basis, references to “we,” “us,” or “our” refer to Financial, Bank of the James, and their divisions and subsidiaries as appropriate.

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

•government legislation and policies (including the impact of the Dodd-Frank Wall Street Reform and the Consumer Protection Act and its related regulations);

•changes to statutes, regulations, or regulatory policies or practices, including changes to address the impact of COVID-19;

•economic, market, political and competitive forces affecting Financial’s banking and other businesses;

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

•the risk that Financial’s analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful;

•a potential resurgence of economic and political tensions with China, the ongoing war between Russia and Ukraine and potential expansion of combatants, and the sanctions imposed on Russia by numerous countries and private companies, all of which may have a destabilizing effect on financial markets and economic activity; and

•other risks and uncertainties set forth in this Annual Report on Form 10-K and, from time to time, in our other filing with the Securities and Exchanges Commission (“SEC”).

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

IMPACT OF COVID-19

The progression of the COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the year ended December 31, 2020 and to a lesser extent for the year ended December 31, 2021. Management anticipates that impact of the pandemic will continue to have potentially adverse effect on the economy, the banking industry and our Company in future periods.

Effects on Market Areas

The broad suspension of business activities in the Commonwealth initially led to an increase in the Commonwealth’s and our market areas’ unemployment rate. While these developments commenced late in the first quarter of 2020, the nation, the Commonwealth, and our market areas have experienced a number of COVID-19 surges, we believe the economic consequences of the pandemic are difficult to predict.

Policy and Regulatory Developments

Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•The Federal Reserve decreased the range for the Federal Funds Target Rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a range of 0.0 - 0.25%, where the range stayed until the Federal Reserve raised the rate on March 16, 2022.

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

•On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who were unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally did not need to categorize COVID-19-related modifications as TDRs, and that the agencies would not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. In addition, upon expiration of the initial loan modification period, the Bank, pursuant to the “Joint Statement on Additional Loan Accommodations Related to COVID-19” published August 3, 2020, was encouraged to continue to work with effected borrowers on additional loan modifications.

•On December 27, 2020, President Trump signed the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) into law to provide continued assistance to individuals and businesses that have been financially impacted by the ongoing coronavirus pandemic. Section 311 of the Economic Aid Act added a new temporary provision that authorized the SBA to guarantee Paycheck Protection Program Second Draw Loans (the “PPP Second Draw Program”), under generally the same terms and conditions available under the PPP Under section 311, SBA was authorized to guarantee loans under the PPP Second Draw Program through May 31, 2021 (‘‘Second Draw PPP Loans’’) to borrowers that previously received an initial PPP loan and have used or will use the full amount of the initial PPP loan for authorized purposes on or before the expected date of disbursement of the Second Draw PPP Loan. In addition, the Economic Aid Act permitted individuals and business that did not receive an initial PPP loan to apply under the PPP Program.

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

Effects on Our Business

The COVID-19 pandemic and the specific developments referred to above have had an impact on our business. Initially, we anticipated that the COVID-19 pandemic could have a negative impact on our financial condition, capital levels and results of operations could be significantly adversely affected. Mitigation efforts, as described in further detail below, helped offset the effects of the pandemic.

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

From the beginning, our management of the crisis has focused on protecting the health and well-being of our employees and clients while continuing to provide our clients with full access to banking services. As the operational risk related to the COVID-19 crisis evolved, the Company took proactive measures to manage operational risk, including the following:

•The Company has implemented its Business Continuity Plan.

•All branches remained open, with routine banking services offered through online banking, drive-thru, ATMs, and limited lobby access. All branches now provide full lobby access.

•Implemented a number of actions to support a healthy workforce, including:

oFlexible work practices such as work-from-home options, working in shifts and placing greater distances between employees;

oDiscontinuation of non-essential business travel and meetings; and

oUse of online meeting platforms, including successfully conducting the 2021 and 2021 Annual Meeting of Shareholders in a virtual format.

We anticipate that the Company will continue to maintain these policies as long as necessary.

Overview

Financial is a bank holding company headquartered in Lynchburg, Virginia. Our primary business is retail banking which we conduct through our wholly-owned subsidiary, Bank of the James (which we refer to as the “Bank”). We conduct four other business activities: mortgage banking through the Bank’s Mortgage Division (which we refer to as “Mortgage”), investment services through the Bank’s Investment division (which we refer to as “Investment Division”), insurance activities through BOTJ Insurance, Inc., a subsidiary of the Bank, (which we refer to as “Insurance”), and as of December 31, 2021, investment advisory services through the Company’s wholly-owned subsidiary, Pettyjohn, Wood & White, Inc., which we refer to as “PWW.”

Although we intend to increase other sources of revenue, our operating results depend primarily upon the Bank’s net interest income, which is determined by the difference between (i) interest and dividend income on earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. The Bank’s net income also is affected by its provision for loan losses, as well as the level of its noninterest income, including deposit fees and service charges, gains on sales of mortgage loans, and its noninterest expenses, including salaries and employee benefits, occupancy expense, data processing expenses, miscellaneous other expenses, franchise taxes, and income taxes. We anticipate that going forward, PWW will enhance our operating results by providing additional noninterest income (generally investment advisory fees less operating expenses).

As discussed in more detail below,

•For the year ended December 31, 2021, Financial had net income of $7,589,000, an increase of $2,609,000 from net income of $4,980,000, for the year ended December 31, 2020;

•For the year ended December 31, 2021, earnings per basic and diluted common share were $1.60, as compared to earnings of $1.04 per basic and diluted common share for the year ended December 31, 2020;

•Net interest income increased to $27,079,000 for the current year from $25,146,000 for the year ended December 31, 2021;

•Noninterest income (exclusive of net gains on sales and calls of securities) increased to $11,209,000 for the year ended December 31, 2021 from $10,331,000 for the year ended December 31, 2020;

•Total assets as of December 31, 2021 were $987,634,000 compared to $851,386,000 at the end of 2020, an increase of $136,248,000 or 16.00%;

•Net loans (excluding loans held for sale), net of unearned income and the allowance for loan losses, decreased to $576,469,000 as of December 31, 2021 from $601,934,000 as of the end of December 31, 2020, a decrease of 4.23%; and

•The net interest margin decreased 18 basis points to 3.14% for 2021, compared to 3.32% for 2020.

The following table sets forth selected financial ratios:

	For the Year Ended
	December 31,
	2021	2020
Return on average equity	11.34%	8.01%
Return on average assets	0.82%	0.62%
Dividend yield %	1.75%	1.99%
Average equity to total average assets	7.27%	7.72%

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

In its December 11, 2019 statement, the FOMC stated it continues to seek to foster maximum employment and price stability. The FOMC judged that the current stance of monetary policy was appropriate to support sustained expansion of economic activity, strong labor market conditions, and inflation near the FOMC's two percent objective. However, on March 3, 2020, the FOMC lowered the target range of the fed funds rate by 50 basis points in response to concerns related to risks the coronavirus poses to economic activity. Further, in response to concerns that the coronavirus could push the U.S. economy towards a recession, on March 15, 2020, the FOMC, at an emergency meeting lowered the target range of the federal funds rate by an additional 100 basis points. At that meeting, the Federal Reserve also announced that it would buy $700 billion in Treasury and mortgage-backed securities.

As of March 20, 2020, the FOMC had set a current target rate range of 0% to 0.25%. The target rate remained unchanged for the remainder of 2020. Long term interest rates decreased in 2019 and remained relatively flat in 2021. However, as a result of COVID-19 stimulus, long term rates began to trend slightly upward in the first quarter of 2021.

In response to higher inflation and supply chain issues exacerbated by the war in Ukraine, on March 16, 2022, the FOMC increased the target rate to a range of 0.25% to 0.50%. The FOMC further indicated that it is likely to increase the target rate multiple times in 2022.

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

The allowance for loan losses is management’s estimate of the probable losses inherent in our loan portfolio. Management considers impaired loans, historical loss experience, and various qualitative factors (both internal and external) in the Company’s determination of the allowances. Historical and industry trends, as well as peer comparisons are also considered in the Company’s ongoing evaluation of the allowance for loan losses. The allowance is based on two basic principles of accounting: (i) ASC 450, Contingencies, which requires that losses be accrued when they are probable of occurring and are reasonably estimable and (ii) ASC 310, Receivables, which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Guidelines for determining allowances for loan losses are also provided in the SEC Staff Accounting Bulletin No. 102 – “Selected Loan Loss Allowance Methodology and Documentation Issues” and the Federal Financial Institutions Examination Council’s interagency guidance, “Interagency Policy Statement on the Allowance for Loan and Lease Losses” (the “FFIEC Policy Statement”). See “Management Discussion and Analysis Results of Operations – Asset Quality” below and Note 2 of the Notes to Consolidated Financial Statements for further discussion of the allowance for loan losses.

Other real estate owned (“OREO”) consists of properties acquired through foreclosure or deed in lieu of foreclosure. These properties are carried at fair value less estimated costs to sell at the date of foreclosure establishing a new cost basis. These properties are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Losses from the acquisition of property in full or partial satisfaction of loans are charged against the allowance for loan losses. Subsequent write-downs, if any, are charged against expense. Gains and losses on the sales of foreclosed properties are included in determining net income in the year of the sale. Operating costs after acquisition are expensed. The Bank had OREO totaling $761,000 and $1,105,000 as of December 31, 2021 and 2020, respectively.

Goodwill arises from business combinations and is generally determined as the excess of fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquired entity, over the fair value of the nets assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently in events and circumstances exists that indicate that a goodwill impairment test should be performed. The initial goodwill impairment test will occur in 2022 as goodwill was the result of a transaction on December 31, 2021. The Company has selected September 1 of each year as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our consolidated balance sheet.

RESULTS OF OPERATIONS

Year Ended December 31, 2021 compared to year ended December 31, 2020

Net Income

The net income for Financial for the year ended December 31, 2021 was $7,589,000 or $1.60 per basic and diluted share compared with net income of $4,980,000 or $1.04 per basic and diluted share for the year ended December 31, 2020. All earnings per share figures have been adjusted to reflect the 10% stock dividend paid in 2021. Note 13 of the consolidated financial statements provides additional information with respect to the calculation of Financial’s earnings per share.

The increase of $2,609,000 in 2021 net income compared to 2020 was due in large part to an increase in net interest income of $1,933,000 or 7.69% and a decrease in the provision for loan losses of $3,048,000, or a decrease of 119.62%. These changes were partially offset by an increase in noninterest expense of $1,943,000, or 7.09%.

These operating results represent a return on average stockholders’ equity of 11.34% for the year ended December 31, 2021 compared to 8.01% for the year ended December 31, 2020. Our return on average stockholder’s equity increased because of an increase in net income and a decrease in the market value of the available-for-sale securities portfolio. The return on average assets for the year ended December 31, 2021 was 0.82% compared to 0.62% in 2020 primarily due to the increase in net income, which was offset in part by an increase in our total assets.

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

Interest income decreased to $29,181,000 for the year ended December 31, 2021 from $29,686,000 for the year ended December 31, 2020. This decrease was due to a decrease in the yields on average earning assets which primarily consist of loans and investment securities, as discussed below.

Net interest income for 2021 increased $1,933,000, or 7.69%, to $27,079,000 from $25,146,000 in 2020. The growth in net interest income was due primarily to a decrease in interest expense. Our interest expense decreased by $2,438,000 to $2,102,000 in 2021 from $4,540,000 in 2020. Our interest expense decreased primarily because of a decrease in the rates paid on interest bearing liabilities but was partially offset by an increase in the balance of interest-bearing liabilities. The average balance of interest bearing liabilities increased 10.73% from $615,989,000 for the year ended December 31, 2020 to $682,089,000 for the year ended December 31, 2021. The average interest rate paid on interest bearing liabilities decreased by 43 basis points from 0.74% in 2021 to 0.31% in 2020.

The net interest margin decreased to 3.14% in 2021 from 3.32% in 2020. The average rate on earning assets decreased 53 basis points from 3.91% in 2020 to 3.38% in 2021 and the average rate on interest-bearing deposits decreased from 0.69% in 2020 to 0.25% in 2021. The decreases were primarily caused by the impact of lower-yielding PPP loans. One of the results of the spread of COVID-19 has been a sustained low interest rate environment, which negatively impacted our net interest margin. Because of Financial’s asset interest rate sensitivity, we anticipate that an increase in interest rates would have a positive impact on our results of operations.

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

Net Interst Margin Analysis
Average Balance Sheets
For the Years Ended December 31, 2021 and 2020
(dollars in thousands)
	2021			2020
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned
	Sheet	Expense	Paid	Sheet	Expense	/Paid
ASSETS
Loans, including fees (1)(2)	$601,272	$26,336	4.38%	$608,831	$27,812	4.57%
Loans held for sale	5,815	193	3.32%	6,876	209	3.04%
Federal funds sold	106,310	107	0.10%	57,249	102	0.18%
Interest-bearing bank balances	18,820	33	0.18%	18,492	89	0.48%
Securities (3)	128,886	2,459	1.91%	65,458	1,399	2.14%
Federal agency equities	1,281	67	5.23%	1,417	78	5.50%
CBB equity	116	—	0.00%	116	—	0.00%

Total earning assets	862,500	29,195	3.38%	758,439	29,689	3.91%

Allowance for loan losses	(7,223)			(5,913)
Non-earning assets	65,197			59,903

Total assets	$920,474			$812,429

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	412,301	446	0.11%	329,396	652	0.20%
Savings	111,571	118	0.11%	92,859	152	0.16%
Time deposits	144,206	1,105	0.77%	181,932	3,348	1.84%

Total interest bearing deposits	668,078	1,669	0.25%	604,187	4,152	0.69%

Other borrowed funds
Other borrowings	30	—	0.00%	—	—	0.00%
Financing leases	3,951	106	2.68%	4,292	115	2.68%
Capital Notes	10,030	327	3.26%	7,510	273	3.64%
Total interest-bearing liabilities	682,089	2,102	0.31%	615,989	4,540	0.74%

Noninterest bearing deposits	165,138			129,000
Other liabilities	6,310			5,247

Total liabilities	853,537			750,236

Stockholders' equity	66,937			62,193

Total liabilities and
Stockholders’ equity	$920,474			$812,429

Net interest earnings		$27,093			$25,149

Net interest margin			3.14%			3.32%

Interest spread			3.08%			3.17%

(1)Net deferred loan fees and costs are included in interest income.

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

	Volume and Rate
	(dollars in thousands)
	Years Ending December 31,
	2021			2020
			Change in			Change in
	Volume	Rate	Income/	Volume	Rate	Income/
	Effect	Effect	Expense	Effect	Effect	Expense
Loans	$(376)	$(1,116)	$(1,492)	$1,742	$(1,280)	$462
Federal funds sold	10	(5)	5	(808)	456	(352)
Interest-bearing deposits	2	(58)	(56)	105	(342)	(237)
Securities	1,192	(132)	1,060	73	(58)	15
Restricted stock	(7)	(4)	(11)	4	(19)	(15)
Total earning assets	821	(1,315)	(494)	1,116	(1,243)	(127)
Liabilities:
Demand interest bearing	261	(467)	(206)	626	(1,290)	(664)
Savings	62	(96)	(34)	1	(70)	(69)
Time deposits	(577)	(1,666)	(2,243)	309	(417)	(108)
Capital notes	78	(24)	54	89	(16)	73
Financing leases	(9)	—	(9)	52	(8)	44
Repurchase agreements and other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	$(185)	$(2,253)	$(2,438)	$1,077	$(1,801)	$(724)
Change in net interest income	$1,006	$938	$1,944	$39	$558	$597

Noninterest Income of Financial

Noninterest income has been and will continue to be an important factor for increasing our profitability. Our management continues to review and consider areas where noninterest income can be increased. Noninterest income (excluding securities gains and losses) consists of income from mortgage originations and sales, service fees, income from life insurance, income from credit and debit card transactions, fees generated by the investment services of Investment, and going forward, income from PWW. Service fees consist primarily of monthly service and minimum account balance fees and charges on transactional deposit accounts, treasury management fees, overdraft charges, and ATM service fees.

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

The Mortgage Division originated 1,335 mortgage loans, totaling approximately $331,235,000 during the year ended December 31, 2021 as compared with 1,304 mortgage loans, totaling $298,154,000 in 2020. Income improved with the increased origination volume, which is attributable in part to an improving residential real estate market throughout our footprint as well as consistently low long-term interest rates. Beginning in 2013 we began operating the Mortgage Division with hybrid correspondent relationships that allow the Bank to close loans in its name before an investor purchases the loan. By using the Bank’s funds to close the loan (as compared to a broker relationship in which loans are funded by the purchaser of the mortgage), the Bank is able to obtain better pricing due to the slight increase in risk. In 2021 and 2020, the Mortgage Division continued to operate in an environment in which real estate values continued to improve some of which may be attributed to a decrease in overall home inventory for sale. Loans for new home purchases comprised 54% of the total volume in 2021 as compared to 59% in 2020. The Mortgage Division’s revenue is derived from gains on sales of loans held-for-sale to the secondary market. For the year ended December 31, 2021, the Mortgage Division accounted for 20.46% of Financial’s total revenue as compared with 19.44% of Financial’s total revenue for the year ended December 31, 2020. Mortgage contributed $2,360,000 and $2,693,000 to Financial’s pre-tax net income in 2021 and 2020, respectively. Because of the uncertainty surrounding current and near-term economic conditions and potential continuing effects from the COVID-19 pandemic, management cannot predict future mortgage rates. Management also anticipates that if rates continue to trend higher, the majority of the loan mix will continue to lean towards new home purchases and away from refinancing.

The Mortgage Division continues to increase its market share in its service areas. We opened a new mortgage origination office in Roanoke in October, 2013 and began originating mortgages in Charlottesville in March, 2014. In addition, in 2016, we hired a new mortgage loan origination officer for the Harrisonburg Market and in 2018 we opened a mortgage origination office in Blacksburg, Virginia with one producer. In 2018, we added one additional mortgage producer in Roanoke and in 2019, a second producer was also added in Blacksburg. In early 2020, a mortgage producer was added at the Bank’s branch location in Lexington. Management expects that continued historically low rates coupled with the Mortgage Division’s reputation in its markets and our recently-added offices and producers present an opportunity for us to continue to grow the Mortgage Division’s revenue.

Service charges and fees and commissions increased to $2,496,000 for the year ended December 31, 2021 from $2,033,000 for the year ended December 31, 2020 primarily due to increases related to commissions on the sales of securities, debit card fees, and treasury management fees.

Investment provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. Investment’s financial impact on our consolidated revenue has been minimal. Although management cannot predict the financial impact of Investment with certainty, management anticipates it will continue to be a relatively small component of revenue in 2022.

Although dependent on overall market performance and other economic factors, we anticipate that PWW will begin to contribute noninterest income to the Company in 2022.

In the third quarter of 2008, we began providing insurance and annuity products to Bank customers and others, through the Bank’s Insurance subsidiary. The Bank has one full-time and one part-time employee that are dedicated to selling insurance products through Insurance. Insurance generates minimal revenue and its financial impact on our consolidated revenue has been immaterial. Management anticipates that Insurance’s impact on noninterest income will remain immaterial in 2022.

Noninterest income, exclusive of gains and losses on the sale and call of securities, increased to $11,209,000 in 2021 from $10,331,000 in 2020. Inclusive of gains and losses on the sale and call of securities, noninterest income increased to $11,209,000 in 2021 from $10,975,000 in 2020. The following table summarizes our noninterest income for the periods indicated.

	Noninterest Income
	(dollars in thousands)
	December 31,
	2021	2020
Gains on sale of loans held for sale	$8,265	$7,812
Service charges, fees and commissions	2,496	2,033
Life insurance income	430	436
Other	18	50
Gain on sales and calls of securities, net	—	644

Total noninterest income	$11,209	$10,975

The increase in noninterest income for 2021 as compared to 2020 was due to an increase in income from gains on sale of loans held for sale and service charges and was partially offset by a decrease in gains on sales of securities.

Noninterest Expense of Financial

Noninterest expenses increased from $27,934,000 for the year ended December 31, 2020 to $29,337,000 for the year ended December 31, 2021. The following table summarizes our noninterest expense for the periods indicated.

	Noninterest Expense
	(dollars in thousands)
	December 31,
	2021	2020
Salaries and employee benefits	$16,377	$15,430
Occupancy	1,673	1,638
Equipment	2,526	2,350
Supplies	471	479
Professional, data processing and other outside expenses	4,094	3,691
Marketing	934	667
Credit expense	1,103	1,112
Other real estate expenses	102	443
FDIC insurance expense	548	336
Other	1,509	1,248
Total noninterest expense	$29,337	$27,394

The increase in noninterest expense was due in large part to an increase in compensation and benefits, which has a variable component related to mortgage origination. In 2020, compensation expense was impacted by the Bank’s early retirement plan, pursuant to which the Bank incurred approximately $700,000 in salary and benefit expense. To a lesser degree professional, data processing, and other outside expenses, marketing, equipment, and FDIC Insurance, driven by the year-over-year increase in deposits, contributed to the overall increase. Professional, data processing, and other outside expense increased primarily due increased charges by our core service provider relating to the additional deposit business generated in 2021. The increase in equipment expense was related to the replacement of certain computer equipment and software in order to continue to make progress toward cloud-based computing and a fully electronic signature system. The increase in marketing expenses was due primarily to expenses incurred in resuming normal operations in light of easing COVID-19 restrictions and increased charitable contributions.

The efficiency ratio, that is the cost of producing each dollar of revenue, is determined by dividing noninterest expense by the sum of net interest income plus noninterest income. Financial’s efficiency ratio increased from 75.84% in 2020 to 76.62% in 2021. Our efficiency ratio increased because of the increase in noninterest expense was greater than the increases in net interest income and noninterest income. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. No non-recurring adjustments were made to the calculation of the efficiency ratio.

Income Tax Expense

For the year ended December 31, 2020, Financial had federal income tax expense of $1,199,000, as compared to a federal income tax expense of $1,862,000 in 2021, which equates to effective tax rates of 19.40% and 19.70%, respectively. Our effective tax rate was lower than the statutory corporate tax rate in 2020 and 2021 because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance, and certain tax-free municipal securities. Note 12 of the consolidated financial statements provides additional information with respect to our 2020 and 2021 federal income tax expense and deferred tax accounts.

ANALYSIS OF FINANCIAL CONDITION

As of December 31, 2021 and December 31, 2020

General

Our total assets were $987,634,000 at December 31, 2021, an increase of $136,248,000 or 16.00% from $851,386,000 at December 31, 2020, primarily due to securities available-for-sale and cash equivalents, both of which were primarily funded by an increase in deposits. As explained in more detail below, deposits increased from $764,967,000 on December 31, 2020 to $887,056,000 on December 31, 2021. Loans, net of unearned income and the allowance, decreased to $576,469,000 on December 31, 2021 from $601,934,000 on December 31, 2020.

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

Loans, net of unearned income and the allowance, decreased to $576,469,000 on December 31, 2021 from $601,934,000 on December 31, 2020. Total loans, including loans held for sale decreased to $585,012,000 on December 31, 2021 from $616,192,000 on December 31, 2020. The decrease in total loans was in large part due to PPP loan payoffs and normal amortization of non-PPP loans. This decrease was offset in part by growth in the non-PPP loan portfolio, which is attributed to increased calling and sales efforts by our lenders. Competition for qualified borrowers remains strong.

As of December 31, 2021, the Bank had $954,000, or 0.16% of its total loans, in non-accrual status compared with $2,063,000, or 0.34% of its total loans, at December 31, 2020. Management is continuing its efforts to reduce non-performing assets through enhanced collection efforts and the liquidation of underlying collateral. The Bank attempts to work with borrowers on a case-by-case basis to attempt to protect the Bank’s interests. However, despite our commitment, a reduction of non-accrual loans can be dependent on a number of factors, including improvements in employment, housing, and overall economic conditions at the local, regional and national levels. See “Asset Quality” below.

The following table summarizes net charge-offs, average loan balance and the percentage of charge-offs to average loan balance for each of the Company’s loan segments at the end of the period:

	Loan Portfolio
	(dollars in thousands)
	December 31,
2021	(Recovery of) Provision for Loan Losses	Net (Charge-offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-offs) Recoveries to Average Loans
Commercial	$(589)	$59	$126,162	0.05%
Commercial real estate	15	72	326,591	0.02%
Consumer	1	(9)	91,489	-0.01%
Residential	73	137	57,030	0.24%
Total loans	$(500)	$259	$601,272	0.04%

2020
Commercial	$747	$(76)	$133,030	-0.06%
Commercial real estate	1,703	(85)	314,604	-0.03%
Consumer	25	(22)	93,483	-0.02%
Residential	73	(38)	67,714	-0.06%
Total loans	$2,548	$(221)	$608,831	-0.04%

The following table sets forth the maturities of the loan portfolio at December 31, 2021:

	Remaining Maturities of Selected Loans
	(dollars in thousands)
	At December 31, 2021
	Less than One Year	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial	$19,251	$41,911	$19,405	$24,500	$105,067
Commercial real estate	32,332	18,371	120,837	166,609	338,149
Consumer	7,352	25,814	51,387	4,549	89,102
Residential	19,541	351	3,036	28,138	51,066
Total	$78,476	$86,447	$194,665	$223,796	$583,384

Loans with fixed interest rates:
Commercial	$3,941	$33,662	$4,132	$2,564	$44,299
Commercial real estate	11,709	14,839	22,860	572	49,980
Consumer	380	12,754	16,572	377	30,083
Residential	9,904	351	2,759	827	13,841
Total	$25,934	$61,606	$46,323	$4,340	$138,203

Loans with variable interest rates:
Commercial	$15,310	$8,249	$15,273	$21,936	$60,768
Commercial real estate	20,623	3,532	97,977	166,037	288,169
Consumer	6,972	13,060	34,815	4,172	59,019
Residential	9,637	—	277	27,311	37,225
Total	$52,542	$24,841	$148,342	$219,456	$445,181

Deposits

We experienced an increase in deposits from $764,967,000 at December 31, 2020 to $887,056,000 at December 31, 2021, for an increase of 15.96%. Noninterest-bearing deposits increased $18,941,000 or 13.21% from $143,345,000 at December 31, 2020 to $162,286,000 at December 31, 2021. The increase in noninterest-bearing deposits was due to increased market share, customers maintaining higher balances due to COVID-19 uncertainty, along with government stimulus. To a lesser extent, the recent expansion into Charlottesville, Harrisonburg, Roanoke, and most recently, Appomattox and Rustburg, as well as increased and continued efforts to procure the primary checking accounts of our commercial loan customers through offering treasury services contributed to the increase in deposits. Interest-bearing deposits including certificates of deposit increased $103,148,000, or 16.59%, from $621,622,000 at December 31, 2020 to $724,770,000 at December 31, 2021.

The following table sets forth the average deposit balances and the rates paid on deposits for the years indicated:

	Average Deposits and Rates Paid
	(dollars in thousands)
	Year Ended December 31,
	2021		2020
	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$165,138	—	$129,000	—
Interest-bearing deposits
Interest checking	$333,974	0.10%	$263,381	0.17%
Money market	78,327	0.15%	66,015	0.30%
Savings	111,571	0.11%	92,859	0.16%
Time deposits
Less than or equal to $250,000	125,242	0.76%	147,546	1.81%
Greater than $250,000	18,964	0.81%	34,386	1.97%
Total interest-bearing deposits	$668,078	0.25%	$604,187	0.69%
Total deposits	$833,216		$733,187

The following table includes a summary of maturities of CDs greater than $250,000:

	Maturities of CD’s Greater than $ 250,000
	(dollars in thousands)
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total
At December 31, 2021	$4,646	$4,425	$4,602	$5,353	$19,026

The total amount of all deposit categories in excess of the FDIC $250,000 insurance limit was $118,315,000 and $171,875,000 as of December 31, 2021 and 2020, respectively.

Cash and Cash Equivalents

Cash and cash equivalents increased from $100,886,000 on December 31, 2020 to $183,153,000 on December 31, 2021. Federal funds sold amounted to $153,816,000 on December 31, 2021 compared to $69,203,000 on December 31, 2020. The increase in the balance of federal funds sold is due in part to the Bank’s decision not to invest a large amount of cash in low-yielding, long term securities. In addition, fluctuations in federal funds sold generally are related to fluctuations in transactional accounts and professional settlement accounts, and the use of cash and cash equivalents to fund loan growth. The large increase in cash and cash equivalents in 2021 can be directly attributed to the growth in deposits as a result of organic growth and PPP loan payoffs received throughout 2021.

Investment Securities

The investment securities portfolio of the Bank is used as a source of income and liquidity.

The following table summarizes the fair value of the Bank’s securities portfolio for the periods indicated:

	Securities Portfolio
	(dollars in thousands)
	December 31,
	2021	2020
Held-to-maturity
U.S. agency obligations	$4,006	$4,192

Available-for-sale
U.S. treasuries	$2,002	$2,027
U.S. agency obligations	58,470	41,320
Mortgage - backed securities	37,438	15,696
Municipals	50,204	24,773
Corporates	13,153	6,369
Total available-for-sale	$161,267	$90,185

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

Management has made the decision to maintain a significant portion of its available funds in liquid assets so that funds are available to fund future growth of the loan portfolio and in anticipation of rising rates. Management believes that this strategy will allow us to maximize interest margins while maintaining appropriate levels of liquidity.

Securities held-to-maturity at carrying cost decreased from $3,671,000 as of December 31, 2020 to $3,655,000 as of December 31, 2021. This decrease resulted from the amortization of premiums within the held-to-maturity portfolio. The decision to invest in securities held-to-maturity is based on the same factors as the decision to invest in securities available-for-sale except that management invests surplus funds in securities held-to-maturity only after concluding that such funds will not be necessary for liquidity purposes during the term of such security. However, the held-to-maturity securities may be pledged for such purposes as short term borrowings and as collateral for public deposits.

The portfolio of securities available-for-sale increased to $161,267,000 as of December 31, 2021 from $90,185,000 as of December 31, 2020. The increase was due to the use of excess cash from our increased deposit balances to purchase securities available-for-sale. The increase was offset in part by a decrease in the fair value of available-for-sale securities caused by rising interest rates. Out of an abundance of caution, during the first six months of 2020, the Bank sold available-for-sale securities to increase cash and cash equivalents in light of the uncertainties surrounding the COVID-19 pandemic. Because the need for additional liquidity did not materialize, the Bank reinvested some of the proceeds. The Bank realized $7,860,000 from pay-downs related to the normal amortization of principal related to the Bank’s mortgage backed securities, calls, and maturities. During 2021, the Bank did not sell any available-for-sale securities. During 2021, the Bank purchased $83,964,000 of available-for-sale securities.

The following table shows the maturities of held-to-maturity and available-for-sale securities at fair value at December 31, 2021 and 2020 and approximate weighted average yields of such securities. Weighted average yields on all securities including state and political subdivision securities are shown on a pre-tax basis. Financial attempts to maintain diversity in its portfolio and maintain credit quality and repricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on Financial’s securities, see Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution / Yield Analysis
	(dollars in thousands)
	At December 31, 2021
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years	Total
Held-to-maturity
U.S. Agency
Fair value	$—	$—	$2,634	$1,372	$4,006
Weighted average yield			2.88%	3.23%

Available-for-sale securities
U.S Treasury
Fair value	$2,002	$—	$—	$—	$2,002
Weighted average yield	1.37%
U.S. Agency
Fair value	$—	$6,131	$47,884	$4,455	$58,470
Weighted average yield		1.21%	1.42%	1.62%
Mortgage Backed Securities
Fair value	$—	$1,178	$6,843	$29,417	$37,438
Weighted average yield		2.32%	1.58%	1.82%
Municipals
Fair value	$734	$1,563	$7,480	$40,427	$50,204
Weighted average yield	2.41%	1.94%	1.90%	2.27%
Corporates
Fair value	$—	$4,162	$8,503	$488	$13,153
Weighted average yield		2.29%	3.75%	2.00%

Total portfolio
Fair value	$2,736	$13,033	$73,345	$76,159	$165,273
Weighted average yield	1.64%	1.74%	2.06%	1.93%

	Securities Portfolio Maturity Distribution / Yield Analysis
	(dollars in thousands)
	At December 31, 2020
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years	Total
Held-to-maturity
U.S. Agency
Fair value	$—	$—	$452	$3,740	$4,192
Weighted average yield			2.99%	2.99%

Available-for-sale securities
U.S Treasury
Fair value	$—	$2,027	$—	$—	$2,027
Weighted average yield		1.38%
U.S. Agency
Fair value	$—	$4,215	$28,243	$8,862	$41,320
Weighted average yield		1.00%	1.61%	1.60%
Mortgage Backed Securities
Fair value	$—	$508	$3,210	$11,978	$15,696
Weighted average yield		1.76%	2.25%	1.45%
Municipals
Fair value	$501	$3,030	$6,356	$14,886	$24,773
Weighted average yield	1.78%	2.27%	2.13%	2.27%
Corporates
Fair value	$—	$3,242	$3,127	$—	$6,369
Weighted average yield		2.22%	4.40%

Total portfolio
Fair value	$501	$13,022	$41,388	$39,466	$94,377
Weighted average yield	1.78%	1.68%	2.06%	1.93%

Cash surrender value of bank-owned life insurance

The Company has funded bank-owned life insurance (BOLI) for a small group of its officers. The Company is the owner and sole beneficiary of the BOLI policies. As of December 31, 2021, the BOLI had a cash surrender value of $18,785,000, an increase of $2,430,000 from the cash surrender value of $16,355,000 as of December 31, 2020. The Company purchased an additional $2,000,000 in BOLI during 2021. With the exception of purchases, the value of BOLI increases from the cash surrender values of the pool of insurance. The increase in cash surrender value is recorded as a component of noninterest income; however, the Company does not pay tax on the increase in cash value. This profitability is used to offset a portion of current and future employee benefit costs. BOLI can be liquidated if necessary with associated tax costs. However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position. Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquired entity, over the fair value of the nets assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently in events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected September 1 of each year as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

On December 31, 2021, Financial completed its acquisition of Pettyjohn, Wood & White, Inc. (“PWW”), a Lynchburg, Virginia-based investment advisory firm with approximately $650 million in assets under management and advisement at the time of the acquisition. PWW operates as a subsidiary of Financial. The acquisition date fair value of consideration transferred totaled $10.5 million, which was paid in cash.

In connection with this transaction, the Company recorded $3.0 million in goodwill and $8.4 million of amortizable intangible assets, which primarily relate to the value of customer relationships. The goodwill is not deductible for tax purposes. The Company is amortizing these intangible assets over a 15-year period using the straight line method. The transaction was accounted for using the acquisition method of accounting, and accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. The fair values are subject to refinement for up to one year after the closing date of the acquisition, in accordance with ASC 350, Intangibles-Goodwill and Other.

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

At December 31, 2021, liquid assets, which include cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, and securities available-for-sale totaled $344,420,000 as compared to $191,071,000 at December 31, 2020. Management deems liquidity to be sufficient. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $24,055,000 (current market value) of these securities are pledged to secure public deposits and $8,104,000 (current market value) are pledged to secure unfunded lines of credit. In the event any secured line of credit is drawn upon, the related debt would need to be repaid before the securities could be sold and converted to cash.

While we have not experienced any unusual pressure on our deposit balances or our liquidity position as a result of the COVID-19 pandemic, management continues to monitor our sources and uses of funds in order to meet our cash flow requirements while maximizing profits. Based in part on recent loan activity including loans made pursuant to the PPP as discussed below under “ASSET QUALITY,” the Bank is monitoring liquidity to ensure it is able to fund future loans and withdrawals related to the use of PPP funds.

The following table sets forth non-deposit sources of funding:

Funding Sources
(dollars in thousands)
	December 31, 2021
Source	Capacity	Outstanding	Available
Federal funds purchased lines (unsecured)	$33,000	$—	$33,000
Federal funds purchased lines (secured)	7,294	—	7,294
Reverse repurchase agreements	5,000	—	5,000
Borrowings from FHLB Atlanta (1)	235,788	—	235,788
Total	$281,082	$—	$281,082

	December 31, 2020
Source	Capacity	Outstanding	Available
Federal funds purchased lines (unsecured)	$33,000	$—	$33,000
Federal funds purchased lines (secured)	8,055	—	8,055
Reverse repurchase agreements	5,000	—	5,000
Borrowings from FHLB Atlanta	212,366	—	212,366
Total	$258,421	$—	$258,421

(1)Currently the Bank has in place pledged collateral in the form of 1-4 family residential mortgages in the amount of approximately $28,187,000 against which $0 was drawn and outstanding on December 31, 2021. Additional collateral would be required to be pledged in order for the full $235,788,000 to be available.

At the end of 2021, approximately 34.76%, or $202,812,000 of the loan portfolio could mature or could reprice within a one-year period. At December 31, 2021, non-deposit sources of available funds totaled $281,082,000, which included $235,788,000 available from the FHLBA.

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

The following table (along with Note 18 of the consolidated financial statements) shows the minimum capital requirements and the Bank’s capital position as of December 31, 2021 and 2020.

Analysis of Capital for Bank of the James (Bank only)
(dollars in thousands)

	December 31,	December 31,
Analysis of Capital	2021	2020

Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	22,325	22,325
Retained earnings	52,821	44,621
Total Tier 1 capital	$78,888	$70,688

Common Equity Tier 1 Capital (CET1)	$78,888	$70,688

Tier 2 capital
Allowance for loan losses	$6,915	$7,156

Total Tier 2 capital:	$6,915	$7,156
Total risk-based capital	$85,803	$77,844

Risk weighted assets	$693,400	$635,445
Average total assets	$959,794	$853,558

	Actual		Regulatory Benchmarks
			For Capital	For Well
	December 31,	December 31,	Adequacy	Capitalized
	2021	2020	Purposes (1)	Purposes
Capital Ratios:
Tier 1 capital to average total assets	8.22%	8.28%	4.000%	5.000%
Common Equity Tier 1 capital	11.38%	11.12%	7.000%	6.500%
Tier 1 risk-based capital ratio	11.38%	11.12%	8.500%	8.000%
Total risk-based capital ratio	12.37%	12.25%	10.500%	10.000%

(1)Includes capital conservation buffer of 2.5%, where applicable.

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

On April 13, 2020, the Company commenced a private placement of unregistered debt securities (the “2020 Offering”). In the 2020 Offering, the Company sold and closed $10,050,000 in principal of notes (the “2020 Notes”) during the 2nd and 3rd quarters of 2020. The 2020 Offering officially ended on July 8, 2020. The 2020 Notes will bear interest at the rate of 3.25% per year with interest payable quarterly in arrears. The 2020 Notes will mature on June 30, 2025 and are subject to full or partial repayment on or after June 30, 2021. The balance of the 2020 Notes as presented on the December 31, 2021 consolidated balance sheet is net of unamortized issuance costs.

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

Stockholders’ Equity

Stockholders’ equity increased by $2,697,000 from $66,732,000 on December 31, 2021 to $69,429,000 on December 31, 2020 because of net income of $7,589,000, less cash dividends paid, less a comprehensive loss of $3,178,000 resulting from a decrease in the market value (mark to market) of available-for-sale securities.

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

Non-accrual loans decreased to $954,000 on December 31, 2021 from $2,063,000 on December 31, 2020. As set forth in tabular form below, total charge-offs during 2021 were $91,000 compared to $448,000 in 2020. In 2021, the Bank recovered $350,000 in loans previously charged-off as compared with recoveries of $227,000 in 2020.

We also classify other real estate owned (OREO) as a nonperforming asset. OREO is the value of real property acquired by the Bank following default by the borrower. During the twelve months ended December 31, 2021 the Bank acquired two (2) OREO properties and disposed of three (3) OREO properties and as of December 31, 2021 is carrying two (2) OREO properties at a value of $761,000, as compared to three (3) properties with a value of $1,105,000 as of December 31, 2020. The OREO properties are available for sale and are being actively marketed on the Bank’s website and through other means. The following table represents the changes in OREO balance in 2021 and 2020.

OREO Changes
(dollars in thousands)
	Year Ended December 31,
	2021	2020
Balance at the beginning of the year (net)	$1,105	$2,339
Transfers from Loans	111	18
Capitalized costs	—	—
Valuation Adjustment	—	(437)
Sales proceeds	(368)	(844)
Gain (loss) on disposition	(87)	29
Balance at the end of the year (net)	$761	$1,105

Non-accrual loans plus OREO decreased to $1,715,000 on December 31, 2021 from $3,168,000 on December 31, 2020, a decrease of 45.88%.

We also classify troubled debt restructurings (TDRs) as both performing and nonperforming assets. We measure impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. TDRs occur when we agree to significantly modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. These concessions typically are made for loss mitigation purposes and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Performing TDRs decreased to $372,000 on December 31, 2021 from $392,000 on December 31, 2020.

The following table sets forth the number of outstanding TDR contracts and the total amount of the Bank’s TDRs as of December 31, 2021 and 2020.

Troubled Debt Restructurings
(dollars in thousands)
	December 31,
	2021	2020
Number of performing TDR contracts	3	3
Number of nonperforming TDR contracts	—	—
Total number of TDR contracts	3	3

Amount of performing TDR contracts	$372	$392
Amount of nonperforming TDR contracts	—	—
Total amount of TDRs contracts	$372	$392

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

The Bank’s allowance for loan losses decreased 3.37% from $7,156,000 on December 31, 2020 to $6,915,000 on December 31, 2021, primarily due to an decrease in the general reserves, which led to a $500,000 recovery of loan loss provision. The general reserve component decreased significantly as compared to the prior year end due to improvements in qualitative factor adjustments related to the COVID-19 pandemic. Management intends to continue to be proactive in quantifying and mitigating the ongoing risk associated with all asset classes. Management has provided for the anticipated losses on its non-accrual loans through specific impairment in the allowance for loan losses.

At December 31, 2021, the allowance for loan losses was 1.19% of total loans outstanding, versus 1.17% of total loans outstanding at December 31, 2020. The allowance to total loans, excluding PPP loans, decreased to 1.20% at December 31, 2021 from 1.25% at December 31, 2020. Because the PPP loans are guaranteed in full by the U.S. Small Business Administration, management determined that these loans should be excluded from the calculation. At December 31, 2021, management believed the allowance for loan losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions continue to deteriorate due to the COVID-19 pandemic, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying potential credit losses is a subjective process. Therefore, the Company maintains a general reserve to cover credit losses within the portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

The decrease in the allowance for loan losses was largely driven by decreased qualitative factor adjustments related to the ongoing COVID-19 pandemic, primarily in relation to the economy and the fact that all loans previously granted principal and/or interest deferrals have returned to normal payment status. In addition, the reduction in the year-over-year loan balance resulted in a reduced need to maintain a higher allowance for loan losses. The reduction of the specific reserve from $4,000 to $0 was immaterial.

No non-accrual loans were excluded from impaired loans at December 31, 2021 and 2020. If interest on these loans had been accrued, such income cumulatively would have approximated $177,000 and $158,000 at December 31, 2021 and 2020, respectively. Loan payments received on non-accrual loans are applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the nonperforming loan totals listed below. The following table sets forth the detail of loans charged-off, recovered, and the changes in the allowance for loan losses as of the dates indicated:

The following table shows the balance and percentage of the Bank’s allowance for loan losses allocated to each major category of loans:

	Allocation of Allowance for Loan Losses
	(dollars in thousands)
	At December 31,
	2021		2020
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$1,471	18.01%	$2,001	23.83%
Commercial real estate	3,637	57.97%	3,550	50.82%
Consumer	860	15.27%	868	15.16%
Residential	947	8.75%	737	10.19%
Total	$6,915	100.00%	$7,156	100.00%

The following table provides information on the Bank’s nonperforming assets as of the dates indicated:

	Nonperforming Assets
	(dollars in thousands)
	At December 31,
	2021	2020
Nonaccrual loans
Commercial	$25	$121
Commercial Real Estate	640	1,492
Consumer	127	240
Residential	163	210
Total nonaccrual loans	$955	$2,063

Foreclosed Properties
Commercial	695	695
Commercial Real Estate	—	410
Consumer	66	—
Residential	—	—
Total foreclosed properties	$761	$1,105

Repossessed Assets	—	—

Total Nonperforming assets	$1,716	$3,168

Total nonperforming loans as a percentage of total loans	0.16%	0.34%
Total nonperforming loans as a percentage of total assets	0.10%	0.24%
Allowance for loan losses on loans as a percentage of nonperforming loans	724.08%	346.82%
Allowance for loan losses on loans as a percentage of period end loans	1.19%	1.18%
Total nonaccrual loans as a percentage of total loans	0.16%	0.34%
Allowance for loan losses on loans as a percentage of nonaccrual loans	724.08%	346.82%

The allowance for loan losses as a percentage of nonaccrual loans increased from 2020 to 2021 due to the sharp decrease in nonaccrual loans for the same periods.

Asset Quality as it Relates to COVID-19

Although management believes that the risk has diminished somewhat, it remains possible that our commercial, commercial real estate, residential and consumer borrowers may encounter economic difficulties related to the COVID-19 pandemic. This could lead to to increases in our levels of nonperforming assets, impaired loans and troubled debt restructurings. Any potential financial impacts are unknown at this time.

We previously developed relief programs to assist borrowers in financial need due to the effects of the COVID-19 pandemic. Accordingly, we offered short-term modifications made in response to COVID-19 to certain borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, deferral of principal only (interest only payments), or other delays in payment that are insignificant. During the year ended December 31, 2020, the Bank modified a total of 191 loans with a total principal balance of approximately $95 million. No loans granted deferral status remain in deferral at December 31, 2021.

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

Management has reviewed loan segments that it believes could be adversely impacted by the COVID-19 pandemic, and identified the following segments: assisted living, education/childcare, entertainment, hospitality, oil & gas (gas stations), religious/charitable, restaurants, retail & services. At December 31, 2021, the loan balances in those segments were as follows:

Industry	Principal Balance (in thousands)	Number of Loans	Percent of Total Loan Portfolio
Assisted Living	$7,427	11	1.27%
Education/Childcare	8,825	15	1.51%
Entertainment	5,184	19	0.89%
Hospitality	18,693	9	3.20%
Oil & Gas (Gas Stations)	696	10	0.12%
Religious/Charitable	17,361	36	2.98%
Restaurants	16,226	41	2.78%
Retail & Services	9,287	41	1.59%
Total	$83,699	182	14.35%

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

Other Borrowings

On April 13, 2020, the Company commenced a private placement of unregistered debt securities (the “2020 Offering”). In the 2020 Offering, the Company sold and closed $10,050,000 in principal of notes (the “2020 Notes”) during the 2nd and 3rd quarters of 2020. The 2020 Offering officially ended on July 8, 2020. The 2020 Notes bear interest at the rate of 3.25% per year with interest payable quarterly in arrears. The 2020 Notes will mature on June 30, 2025 and are subject to full or partial repayment on or after June 30, 2021. The balance of the 2020 Notes as presented on the December 31, 2021 consolidated balance sheet is net of unamortized issuance costs.

On December 29, 2021 Financial borrowed $11,000,000 from National Bank of Blacksburg pursuant to a secured promissory note (the “NBB Note”). The NBB Note bears interest at the rate of 4.00%, and is being amortized over a fifteen year period with a balloon payment of approximately $9,375,000 due on December 31, 2024. The note is secured by a first priority lien on approximately 4.95% of the Bank’s common stock. The balance of the NBB Note is presented on the December 31, 2021 consolidated balance sheet under “other borrowings” and is net of unamortized issuance costs. A portion of the proceeds were used to purchase 100% of the capital stock of PWW.

Financial uses borrowing in conjunction with deposits to fund lending and investing activities. Borrowings include funding of a short and long-term nature.

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. short-term borrowings may also include federal funds purchased, which are unsecured overnight borrowings from other financial institutions, which totaled $0 as of December 31, 2021 and December 31, 2020. Unsecured federal funds lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $13,000,000, PNC Bank $6,000,000, First National Bankers’ Bank, $10,000,000, and Zions Bank, $4,000,000. In addition, the Bank maintains a $5,000,000 reverse repurchase agreement with Truist Bank whereby securities may be pledged as collateral in exchange for funds for a minimum of 30 days with a maximum of 90 days. The Bank also maintains a secured federal funds line with Community Bankers’ Bank whereby it may pledge securities as collateral with no specified minimum or maximum amount or term. The amount outstanding on the Community Bankers’ Bank secured fed funds line was $0 as of December 31, 2021 and 2020.

Additional borrowings may be obtained through the Federal Home Loan Bank of Atlanta (“FHLBA”). The Bank’s remaining available credit through the FHLBA was $235,788,000 as of December 31, 2021, the most recent calculation. Currently the Bank has in place pledged collateral in the amount of approximately $28,187,000 against which $0 was drawn and outstanding on December 31, 2021. Additional collateral would be required to be pledged in order for the full $235,788,000 to be available.

Off-Balance Sheet Arrangements

At December 31, 2021, the Bank had rate lock commitments to originate mortgage loans through its Mortgage Division amounting to approximately $21,039,000 and loans held for sale of $1,628,000. The Bank recorded $144,000 in other assets in relation to its interest rate lock commitments at December 31, 2021. The Bank has entered into corresponding commitments with third party investors to sell each of these loans that close. No other obligation exists.

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

	Contract Amounts
	(dollars in thousands) at
	December 31,
	2021	2020
Commitments to extend credit	$179,953	$152,834
Standby letters of credit	4,335	3,552
Total	$184,288	$156,386

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

Boonsboro Road, (Lynchburg), Virginia. In 2021 the Bank has purchased a building that formerly operated as a branch bank for another institution located at 4501 Boonsboro Road, Lynchburg, Virginia 24503. While the Bank does not anticipate opening a branch at this location until the fall of 2022, the Bank believes the investment needed to upfit this property will be minimal and primarily related to aesthetics due to the fact this location was a former bank branch.

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

Atherholt Road, Lynchburg, Virginia. On December 31, 2021, the Bank purchased real property located at 1925 Atherholt Road, Lynchburg, Virginia. The building currently serves as the offices for Financial’s wholly-owned subsidiary, PWW. PWW is currently leasing the space from the Bank on a month-to-month basis. While the Bank currently does not have a timeline for a branch at this location, the space is attractive for a branch due to its close proximity to Centra’s Lynchburg General Hospital. The investment needed to upfit the property will be minimal.

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

Item 7A.Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 8.Financial Statements and Supplementary Data

The following financial statements are filed as a part of this report:

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Balance Sheets, December 31, 2021 and December 31, 2020

Statements of Income, Years Ended December 31, 2021 and December 31, 2020

Statements of Comprehensive Income, Years Ended December 31, 2021 and December 31, 2020

Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2021 and December 31, 2020

Statements of Cash Flows, Years Ended December 31, 2021 and December 31, 2020

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Bank of the James Financial Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bank of the James Financial Group, Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses – General Component – Qualitative Factors

Description of the Matter

As described in Note 2 (Summary of Significant Accounting Policies) and Note 5 (Loans and Allowance for Loan Losses) to the consolidated financial statements, the Company maintains an allowance for loan losses to provide for probable losses inherent in its loan portfolio. At December 31, 2021, the allowance for loan losses totaled $6,915,000, consisting solely of general components. The general component of the allowance is based on historical loss experience adjusted for qualitative factors. The qualitative factors are described in Note 2 and are determined based on management’s ongoing evaluation of the factors, which may impact the quality of the Company’s loan portfolio.

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

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included:

•Substantively testing management’s process, including evaluating their judgments and assumptions for developing the qualitative factors, which included:

•Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.

•Evaluating the reasonableness of management’s judgments related to the determination of qualitative factors.

•Evaluating the qualitative factors for directional consistency and for reasonableness.

•Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative factors.

/s/ Yount, Hyde & Barbour, P.C.

 We have served as the Company's auditor since 2006.

Roanoke, Virginia

March 29, 2022

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

_____________________________________________________________________________

	December 31,	December 31,
Assets	2021	2020

Cash and due from banks	$29,337	$31,683
Federal funds sold	153,816	69,203
Total cash and cash equivalents	183,153	100,886

Securities held-to-maturity, at amortized cost (fair value of $4,006 in 2021 and $4,192 in 2020)	3,655	3,671
Securities available-for-sale, at fair value	161,267	90,185
Restricted stock, at cost	1,324	1,551
Loans, net of allowance for loan losses of $6,915 in 2021 and $7,156 in 2020	576,469	601,934
Loans held for sale	1,628	7,102
Premises and equipment, net	18,351	16,982
Interest receivable	2,064	2,350
Cash value - bank owned life insurance	18,785	16,355
Other real estate owned	761	1,105
Customer relationship intangibles	8,406	-
Goodwill	3,001	-
Other assets	8,770	9,265
Total assets	$987,634	$851,386

Liabilities and Stockholders' Equity

Deposits
Noninterest bearing demand	$162,286	$143,345
NOW, money market and savings	582,000	463,506
Time deposits	142,770	158,116
Total deposits	887,056	764,967

Capital notes	10,031	10,027
Other borrowings	10,985	-
Interest payable	46	85
Other liabilities	10,087	9,575
Total liabilities	$918,205	$784,654
Commitments and Contingencies

Stockholders' equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$-	$-
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,740,657 and 4,339,436 as of December 31, 2021 and 2020	10,145	9,286
Additional paid-in-capital	37,230	30,989
Retained earnings	23,440	24,665
Accumulated other comprehensive (loss) income	(1,386)	1,792
Total stockholders' equity	$69,429	$66,732

Total liabilities and stockholders' equity	$987,634	$851,386

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

eattle@97

	For the Year Ended
	December 31,
Interest Income	2021	2020
Loans	$26,529	$28,021
Securities
US Government and agency obligations	875	690
Mortgage backed securities	462	217
Municipals - taxable	813	361
Municipals - tax exempt	52	11
Dividends	67	78
Other (Corporates)	243	117
Interest bearing deposits	33	89
Federal Funds sold	107	102
Total interest income	$29,181	$29,686

Interest Expense
Deposits
NOW, money market savings	564	804
Time Deposits	1,105	3,348
Finance leases	106	115
Capital notes	327	273
Total interest expense	2,102	4,540

Net interest income	27,079	25,146

(Recovery of) provision for loan losses	(500)	2,548

Net interest income after (recovery of) provision for loan losses	27,579	22,598

Noninterest income
Gain on sales of loans held for sale	8,265	7,812
Service charges, fees and commissions	2,496	2,033
Life insurance income	430	436
Other	18	50
Gain on sales and calls of securities, net	-	644

Total noninterest income	11,209	10,975

Noninterest expenses
Salaries and employee benefits	16,377	15,430
Occupancy	1,673	1,638
Equipment	2,526	2,350
Supplies	471	479
Professional, data processing, and other outside expense	4,094	3,691
Marketing	934	667
Credit expense	1,103	1,112
Other real estate expenses, net	102	443
FDIC insurance expense	548	336
Other	1,509	1,248
Total noninterest expenses	29,337	27,394

Income before income taxes	9,451	6,179

Income tax expense	1,862	1,199

Net Income	$7,589	$4,980

Weighted average shares outstanding - basic	4,747,821	4,775,733

Weighted average shares outstanding - diluted	4,747,821	4,775,733

Earnings per common share - basic	$1.60	$1.04

Earnings per common share - diluted	$1.60	$1.04

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	For the Year Ended
	December 31,
	2021	2020
Net Income	$7,589	$4,980
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available-for-sale	(4,022)	2,918
Tax effect	844	(612)
Reclassification adjustment for gains included in net income (1)	-	(644)
Tax effect (2)	-	135
Other comprehensive (loss) income, net of tax	(3,178)	1,797

Comprehensive income	$4,411	$6,777

(1)Gains are included in “gain on sales and calls of securities, net” on the consolidated statements of income.

(2)The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands except per share amounts)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	(Loss) Income	Total

Balance at December 31, 2019	4,357,436	$9,325	$31,225	$20,900	$(5)	$61,445

Net Income	-	-	-	4,980	-	4,980

Dividends paid on common stock ($0.28 per share)	-	-	-	(1,215)	-	(1,215)

Repurchase of common stock	(18,000)	(39)	(236)	-	-	(275)

Other comprehensive income	-	-	-	-	1,797	1,797

Balance at December 31, 2020	4,339,436	$9,286	$30,989	$24,665	$1,792	$66,732

Net Income	-	-	-	7,589	-	7,589

Dividends paid on common stock ($0.28 per share)	-	-	-	(1,271)	-	(1,271)

Repurchase of common stock	(28,900)	(62)	(365)	-	-	(427)

10% Stock dividend	430,121	923	6,620	(7,543)	-	-

Cash in lieu of fractional shares	-	(2)	(14)	-	-	(16)

Other comprehensive (loss)	-	-	-	-	(3,178)	(3,178)

Balance at December 31, 2021	4,740,657	$10,145	$37,230	$23,440	$(1,386)	$69,429

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2021	2020

Cash flows from operating activities
Net Income	$7,589	$4,980

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,059	2,029
Stock based compensation expense	106	106
Net amortization and accretion of premiums and discounts on securities	516	405
Amortization of debt issuance costs	4	2
(Gain) on sales of available-for-sale securities	-	(644)
(Gain) on sales of loans held for sale	(8,265)	(7,812)
Proceeds from sales of loans held for sale	344,974	303,085
Origination of loans held for sale	(331,235)	(298,154)
(Recovery of ) provision for loan losses	(500)	2,548
Loss (gain) on sale of other real estate owned	87	(29)
Impairment of other real estate owned	-	437
Benefit for deferred income taxes	114	(838)
Bank owned life insurance income	(430)	(436)
Decrease (increase) in interest receivable	286	(484)
Decrease (increase) in other assets	(269)	(474)
(Decrease) in interest payable	(39)	(88)
Increase in other liabilities	788	566

Net cash provided by operating activities	$15,785	$5,199

Cash flows from investing activities
Purchases of securities available-for-sale	$(83,964)	$(51,150)
Proceeds from maturities, calls and paydowns of securities available-for-sale	8,360	9,837
Proceeds from sale of securities available-for-sale	-	13,313
Purchases of bank owned life insurance	(2,000)	(2,280)
Life insurance proceeds	-	405
(Redemption) purchase of Federal Home Loan Bank stock	227	(45)
Proceeds from sale of other real estate owned	368	844
Origination of loans, net of principal collected	25,854	(31,226)
Cash paid in acquisition, net of cash received	(10,400)	-
Purchases of premises and equipment	(2,909)	(1,751)

Net cash (used in) investing activities	$(64,464)	$(62,053)

Cash flows from financing activities
Net increase in deposits	$122,089	$115,508
Principal payments on finance lease obligations	(414)	(414)
Repurchase of common stock	(427)	(275)
Cash in lieu of fractional shares	(16)
Dividends paid to common stockholders	(1,271)	(1,215)
Proceeds from bank loan	10,985	-
Proceeds from sale of capital notes, net of issuance costs	-	10,025
Retirement of capital notes	-	(5,000)

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

Net cash provided by financing activities	$130,946	$118,629

Increase in cash and cash equivalents	82,267	61,775

Cash and cash equivalents at beginning of period	$100,886	$39,111

Cash and cash equivalents at end of period	$183,153	$100,886

Non cash transactions
Transfer of loans to other real estate owned	$111	$18
Fair value adjustment for securities available-for-sale	(4,022)	2,274
Lease liabilities arising from right-of-use assets	-	-

Cash transactions
Cash paid for interest	$2,141	$4,628
Cash paid for income taxes	2,550	1,585

Transactions related to acquistion:
Assets acquired, net of cash received	$790	$-
Liabilities assumed	32	-

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization

Bank of the James Financial Group, Inc. (“Financial” or the “Company”), a Virginia corporation, was organized in 2003 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Financial is headquartered in Lynchburg, Virginia. Financial conducts its business activities through the branch offices and loan production offices of its wholly owned subsidiary bank, Bank of the James (the “Bank”), the Bank’s wholly-owned subsidiary, BOTJ Insurance, Inc. (“BOTJ-Ins.”), and through the Bank’s two divisions, Bank of the James Mortgage division (“Mortgage Division”) and BOTJ Investment Services division (“Investment Division”). On December 31, 2021, Financial acquired all of the issued and outstanding stock of Pettyjohn, Wood & White, Inc. (“PWW”) through which it conducts its investment advisory business. The Mortgage Division originates conforming and non-conforming home mortgages in the Region 2000 area, which includes the counties of Amherst, Appomattox, Bedford and Campbell (which includes the Town of Altavista and the county seat in Rustburg), the Town of Bedford and the City of Lynchburg, Virginia, as well as the cities of Charlottesville, Harrisonburg, Lexington, Roanoke, and Blacksburg. Financial exists primarily for the purpose of holding the stock of its subsidiaries, the Bank and such other subsidiaries as it may acquire or establish. Financial also has one wholly-owned non-operating subsidiary.

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

On December 31, 2021, Financial completed its acquisition of PWW, a Lynchburg, Virginia-based investment advisory firm. Because the acquisition of PWW was effective on December 31, 2021, PWW had no impact on the consolidated statements of income and was primarily reflected on the consolidated balance sheet at December 31, 2021 through balances recorded for Customer relationship intangibles and Goodwill.

Note 2 - Summary of significant accounting policies (dollars in thousands)

Consolidation

The consolidated financial statements include the accounts of Bank of the James Financial Group, Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued)

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

Note 2 - Summary of significant accounting policies (continued)

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

Note 2 - Summary of significant accounting policies (continued)

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

The PPP was designed to provide U.S. small businesses with cash-flow assistance during the COVID-19 pandemic through loans that are fully guaranteed by the Small Business Administration (SBA) which may be forgiven upon satisfaction of certain criteria. As of December 31, 2021, the Company had 107 PPP loans with outstanding balances totaling $8.15 million. As compensation for originating the loans, the Company received lender processing fees from the SBA, which were deferred, along with the related loan origination costs. These net fees are being accreted to interest income over the remaining contractual lives of the loans. Upon forgiveness of a PPP loan and repayment by the SBA, which may be prior to the loan’s maturity, the remainder of any unrecognized net fees are recognized in interest income. The Company continued to participate in the final round of the PPP during the first quarter of 2021.

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

Note 2 - Summary of significant accounting policies (continued)

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

Management considers the following when calculating its loan loss reserve requirement:

•In accordance with current accounting rules (ASC 310) and the Bank’s impairment methodology, the Bank performs an individual impairment analysis on all loans having a principal balance greater than $100,000 (unless related to another classified relationship or a TDR) with a risk rating of substandard, doubtful, and loss (our internal risk ratings of 7 through 9).

•In accordance with current accounting rules (ASC 450), the Bank examines historical charge-off data by segment in order to determine historical loss rates which are applied to specific pools of loans which carry similar risk characteristics. The Bank updates its historical charge-off data quarterly and adjusts the reserve accordingly.

•The Bank assesses various qualitative factors to adjust the historical loss rates described above to management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Such factors include levels and trends of delinquent and non-accrual loans, economic conditions, trends in charge-offs, loan concentrations, lending policies and procedures, lending management, changes in the value of underlying collateral, the effect of external factors such as legal and regulatory requirements, and other factors, as deemed appropriate.

At December 31, 2021 and 2020, commercial loans included $8.15 million and $42.46 million of PPP loans, respectively. The Company does not maintain an allowance on these balances as they are 100% guaranteed by the SBA.

Troubled debt restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loans reach non-accrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. In cases where borrowers are granted new terms that generally (although not required to be considered a TDR) provide for a

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued)

reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Bank had $372 and $392 classified as TDRs as of December 31, 2021 and 2020, respectively.

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

Note 2 - Summary of significant accounting policies (continued)

markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Business Segments

As of December 31, 2021, we operated two business segments, community banking and mortgage banking. The community banking segment includes both commercial and consumer lending and provides customers such products as commercial loans, real estate loans, and other business financing and consumer loans. In addition, this segment provides customers with several choices of deposit products, including demand deposit accounts, savings accounts and certificates of deposit. The mortgage banking segment engages primarily in the origination of residential mortgages for sale into the secondary market. Beginning with the first quarter of 2022, we will report an additional business segment, investment advisory services. For addition information, refer to Note 9 “Business Segments.”

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income. At December 31, 2021 and 2020, there were no liabilities recorded for unrecognized tax benefits.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued)

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

Reclassifications

Management has made certain immaterial reclassifications to the prior year financial statements to conform to the 2021 presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

Comprehensive income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains (losses) on available-for-sale securities.

Business Combinations

Business combinations are accounted for under ASC 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company utilizes third party valuations based on discounted cash flow analysis or other valuation techniques. Acquisition costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of costs to the Company include systems conversions, integration planning consultants, contract terminations, and advertising costs. The Company will account for acquisition costs in the periods in which the costs are

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued)

incurred and the services are received, with one exception. The costs to issue debt or equity securities will be recognized in accordance with other applicable accounting guidance. These acquisition-related costs are included on the Company’s Consolidated Statements of Income classified within “Other” in the noninterest expense caption.

Goodwill and Intangible Assets

Goodwill is subject to at least an annual assessment for impairment. Additionally, acquired intangible assets (such as customer relationship intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. The cost of customer relationships, based on independent valuation, are being amortized over their estimated lives of fifteen years.

The Company records as goodwill the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. The Company will review the carrying value of the goodwill at least annually or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Company elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists.

Marketing

The Company expenses advertising costs as incurred. Advertising expenses were $934 and $667 for 2021 and 2020, respectively.

Note 3 - Restrictions on cash

To comply with Federal Reserve regulations, the Bank may be required to maintain certain average cash reserve balances. There were no daily average cash reserve requirements for the weeks including December 31, 2021 and 2020, respectively. The Federal Reserve announced they were reducing the reserve requirement ratio to zero percent across all deposit tiers as of March 26, 2020. This decision came as the COVID-19 pandemic began to impact much of the way financial institutions both operate and serve their customers.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Securities

A summary of the amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$3,655	$351	$—	$4,006

Available-for-sale
U.S. Treasuries	$2,000	$2	$—	$2,002
U.S. agency obligations	59,144	575	(1,249)	58,470
Mortgage-backed securities	38,017	75	(654)	37,438
Municipals	50,806	368	(970)	50,204
Corporates	13,053	169	(69)	13,153

	$163,020	$1,189	$(2,942)	$161,267

	December 31, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$3,671	521	—	4,192

Available-for-sale
U.S. Treasuries	$2,000	$27	$—	$2,027
U.S. agency obligations	40,111	1,544	(335)	41,320
Mortgage-backed securities	15,461	241	(6)	15,696
Municipals	24,275	594	(96)	24,773
Corporates	6,070	299	—	6,369

	$87,917	$2,705	$(437)	$90,185

Temporarily Impaired Securities

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2021 and 2020:

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 –Securities (continued)

December 31, 2021	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
U.S. agency obligations	$—	$—	$—	$—	$—	$—

Available-for-sale
U.S. Treasuries	—	—	—	—	—	—
U.S. agency obligations	21,893	379	15,233	870	37,126	1,249
Mortgage-backed securities	28,019	402	6,382	252	34,401	654
Municipals	28,028	635	7,952	335	35,980	970
Corporates	1,931	69	—	—	1,931	69

Total temporarily impaired securities	$79,871	$1,485	$29,567	$1,457	$109,438	$2,942

December 31, 2020	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
U.S. agency obligations	$—	$—	$—	$—	$—	$—

Available-for-sale
U.S. Treasuries	—	—	—	—	—	—
U.S. agency obligations	15,808	335	—	—	15,808	335
Mortgage-backed securities	8,201	6	—	—	8,201	6
Municipals	8,202	96	—	—	8,202	96
Corporates	—	—	—	—	—	—

Total temporarily impaired securities	$32,211	$437	$—	$—	$32,211	$437

U.S. agency obligations. The unrealized losses on the 15 investments in U.S. agency obligations at December 31, 2021 were caused by an increase in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2021. Each of these 15 investments carries an S&P investment grade rating of AA or better.

Mortgage-backed securities. The unrealized losses on the 11 investments in U.S. government agency mortgage-backed securities at December 31, 2021 were caused by an increase in interest rates. The contractual terms of those investments does not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Bank does not intend to sell the investments and it is not more likely

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 –Securities (continued)

than not that the Bank will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2021. Each of these 11 investments carries an S&P investment grade rating of AAA.

Municipals. The unrealized losses on the 34 investments in municipal obligations at December 31, 2021 were caused by an increase in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2021. Each of these 34 investments carries an S&P investment grade rating of AA or above.

Corporates. The unrealized losses on three investments in domestic corporate issued securities at December 31, 2021 were caused by an increase in interest rates. The contractual terms of those investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investments. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2021. Each of these three investments carries an S&P investment grade rating of A or above.

The amortized costs and fair values of securities at December 31, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Values	Cost	Values
Due in one year or less	$—	$—	$2,724	$2,736
Due after one year through five years	—	—	12,859	13,033
Due after five years through ten years	2,427	2,635	71,225	70,710
Due after ten years	1,228	1,371	76,212	74,788

	$3,655	$4,006	$163,020	$161,267

The Bank received $0 and $13,313 in proceeds from sales of securities available-for-sale in 2021 and 2020, respectively. Gross realized gains amounted to $0 and $644 in 2021 and 2020, respectively. Gross realized losses amounted to $0 in both years.

At December 31, 2021 and 2020, securities with a carrying value of $32,159 and $31,202, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for loan losses (continued)

The evaluation also considers the following risk characteristics of each loan segment:

•Commercial loans carry risks associated with the successful operation of a business because the repayment of these loans may be dependent upon the profitability and cash flows of the business or project. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much precision.

•Commercial real estate loans carry risks associated with a real estate project and other risks associated with the ownership of real estate. In addition, for real estate construction loans there is a risk that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may, at any point in time, be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project.

•Consumer loans carry risks associated with the continued credit-worthiness of the borrower and the value of the collateral (e.g., rapidly-depreciating assets such as automobiles), or lack thereof. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy. Unsecured consumer loans carry additional risks associated with the continued credit-worthiness of borrowers who may be unable to meet payment obligations.

•Residential mortgage and construction loans carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral. Equity lines of credit carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

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

Note 5 - Loans and allowance for loan losses (continued)

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

A summary of loans, net is as follows:

	December 31,
	2021	2020

Commercial	$105,067	$145,145
Commercial real estate	338,149	309,563
Consumer	89,102	92,344
Residential	51,066	62,038

Total loans (1)	583,384	609,090

Less allowance for loan losses	6,915	7,156

Net loans	$576,469	$601,934

(1)Includes net deferred (fees) and costs/premiums of $372 and $(18) as of December 31, 2021 and 2020, respectively.

The amounts of overdraft reclassified as loans were $182 and $43 as of December 31, 2021 and 2020, respectively.

The Company’s officers, directors and their related interests have various types of loan relationships with the Bank. The total outstanding balances of these related party loans at December 31, 2021 and 2020 were $11,148 and $12,192 respectively. The beginning balance was adjusted during 2021 to include a $117 loan to a director that was not included as a related-party loan at the end of 2020. During 2021, new loans and advances amounted to $7,694 and repayments amounted to $8,738.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for loan losses (continued)

The following tables set forth information regarding impaired and non-accrual loans as of December 31, 2021 and 2020:

Loans on Non-Accrual Status

	As of December 31,
	2021	2020
Commercial	$25	$121
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	501	940
Commercial Mortgages-Non-Owner Occupied	138	552
Commercial Construction	—	—
Consumer
Consumer Unsecured	—	—
Consumer Secured	127	240
Residential:
Residential Mortgages	163	210
Residential Consumer Construction	—	—

Totals	$954	$2,063

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for loan losses (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2021
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded:
Commercial	$17	$67	$-	$179	$5
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,592	2,971	-	2,368	154
Commercial Mortgage Non-Owner Occupied	102	102	-	371	13
Commercial Construction	-	-	-	-	-
Consumer
Consumer Unsecured	-	-	-	-	-
Consumer Secured	59	60	-	201	2
Residential
Residential Mortgages	1,316	1,390	-	1,332	47
Residential Consumer Construction	-	-	-	-	-

With an Allowance Recorded:
Commercial	$-	$-	$-	$2	$-
Commercial Real Estate
Commercial Mortgages-Owner Occupied	-	-	-	-	-
Commercial Mortgage Non-Owner Occupied	-	-	-	-	-
Commercial Construction	-	-	-	-	-
Consumer
Consumer Unsecured	-	-	-	-	-
Consumer Secured	-	-	-	-	-
Residential
Residential Mortgages	-	-	-	-	-
Residential Consumer Construction	-	-	-	-	-

Totals:
Commercial	$17	$67	$-	$181	$5
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,592	2,971	-	2,368	154
Commercial Mortgage Non-Owner Occupied	102	102	-	371	13
Commercial Construction	-	-	-	-	-
Consumer
Consumer Unsecured	-	-	-	-	-
Consumer Secured	59	60	-	201	2
Residential
Residential Mortgages	1,316	1,390	-	1,332	47
Residential Consumer Construction	-	-	-	-	-
	$4,086	$4,590	$-	$4,453	$221

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for loan losses (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2020
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded:
Commercial	$341	$341	$-	$405	$30
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,143	2,496	-	2,305	135
Commercial Mortgage Non-Owner Occupied	639	677	-	601	43
Commercial Construction	-	-	-	-	-
Consumer
Consumer Unsecured	-	-	-	-	-
Consumer Secured	343	346	-	225	16
Residential
Residential Mortgages	1,347	1,415	-	1,319	62
Residential Consumer Construction	-	-	-	-	-

With an Allowance Recorded:
Commercial	$4	$4	$4	$6	$-
Commercial Real Estate
Commercial Mortgages-Owner Occupied	-	-	-	6	-
Commercial Mortgage Non-Owner Occupied	-	-	-	7	-
Commercial Construction	-	-	-	-	-
Consumer
Consumer Unsecured	-	-	-	-	-
Consumer Secured	-	-	-	-	-
Residential
Residential Mortgages	-	-	-	70	-
Residential Consumer Construction	-	-	-	-	-

Totals:
Commercial	$345	$345	$4	$411	$30
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,143	2,496	-	2,311	135
Commercial Mortgage Non-Owner Occupied	639	677	-	608	43
Commercial Construction	-	-	-	-	-
Consumer
Consumer Unsecured	-	-	-	-	-
Consumer Secured	343	346	-	225	16
Residential
Residential Mortgages	1,347	1,415	-	1,389	62
Residential Consumer Construction	-	-	-	-	-
	$4,817	$5,279	$4	$4,944	$286

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for loan losses (continued)

The following tables set forth the allowance for loan losses activity for the years ended December 31, 2021 and 2020:

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2021

		Commercial
2021	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Loan Losses:

Beginning Balance	$2,001	$3,550	$868	$737	$7,156
Charge-Offs	(53)	-	(38)	-	(91)
Recoveries	112	72	29	137	350
Provision (recovery)	(589)	15	1	73	(500)
Ending Balance	1,471	3,637	860	947	6,915

Ending Balance: Individually evaluated for impairment	-	-	-	-	-

Ending Balance: Collectively evaluated for impairment	1,471	3,637	860	947	6,915

Totals:	$1,471	$3,637	$860	$947	$6,915

Financing Receivables:
Ending Balance: Individually evaluated for impairment	17	2,694	59	1,316	4,086

Ending Balance: Collectively evaluated for impairment	105,050	335,455	89,043	49,750	579,298

Totals:	$105,067	$338,149	$89,102	$51,066	$583,384

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for loan losses (continued)

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2020

		Commercial
2020	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Loan Losses:

Beginning Balance	$1,330	$1,932	$865	$702	$4,829
Charge-Offs	(96)	(224)	(75)	(53)	(448)
Recoveries	20	139	53	15	227
Provision	747	1,703	25	73	2,548
Ending Balance	2,001	3,550	868	737	7,156

Ending Balance: Individually evaluated for impairment	4	-	-	-	4

Ending Balance: Collectively evaluated for impairment	1,997	3,550	868	737	7,152

Totals:	$2,001	$3,550	$868	$737	$7,156

Financing Receivables:
Ending Balance: Individually evaluated for impairment	345	2,782	343	1,347	4,817

Ending Balance: Collectively evaluated for impairment	144,800	306,781	92,001	60,691	604,273

Totals:	$145,145	$309,563	$92,344	$62,038	$609,090

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for loan losses (continued)

The following tables set forth the age analysis of past due loans as of the years ended December 31, 2021 and 2020:

Age Analysis of Past Due Loans as of December 31, 2021
							Recorded
			Greater				Investment
2021	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$—	$1	$25	$26	$105,041	$105,067	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	464	—	501	965	127,869	128,834	—
Commercial Mortgages-Non-Owner Occupied	1,310	—	—	1,310	177,803	179,113	—
Commercial Construction	—	—	—	—	30,202	30,202	—
Consumer:
Consumer Unsecured	8	1	—	9	2,596	2,605	—
Consumer Secured	111	3	118	232	86,265	86,497	—
Residential:
Residential Mortgages	948	—	163	1,111	30,814	31,925	—
Residential Consumer Construction	—	—	—	—	19,141	19,141	—
Total	$2,841	$5	$807	$3,653	$579,731	$583,384	$—

Age Analysis of Past Due Loans as of December 31, 2020
							Recorded
2020							Investment
	30-59 Days	60-89 Days	Greater than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$157	$—	$—	$157	$144,988	$145,145	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	38	—	842	880	107,342	108,222	—
Commercial Mortgages-Non-Owner Occupied	252	116	394	762	170,307	171,069	—
Commercial Construction	—	—	—	—	30,272	30,272	—
Consumer:
Consumer Unsecured	7	—	—	7	3,764	3,771	—
Consumer Secured	309	27	229	565	88,008	88,573	—
Residential:
Residential Mortgages	575	243	210	1,028	45,868	46,896	—
Residential Consumer Construction	—	—	—	—	15,142	15,142	—
Total	$1,338	$386	$1,675	$3,399	$605,691	$609,090	$—

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for loan losses (continued)

The following tables set forth the credit quality information by segment as of the years ended December 31, 2021 and 2020:

Credit Quality Information - by Class
December 31, 2021
2021	Pass	Monitor	Special	Substandard	Doubtful	Totals
			Mention
Commercial	$92,789	$7,965	$4,262	$51	$—	$105,067
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	116,098	5,986	4,130	2,620	—	128,834
Commercial Mortgages-Non-Owner Occupied	176,291	2,506	—	316	—	179,113
Commercial Construction	30,202	—	—	—	—	30,202
Consumer
Consumer Unsecured	2,581	—	23	1	—	2,605
Consumer Secured	86,265	—	—	232	—	86,497
Residential:
Residential Mortgages	30,486	—	—	1,439	—	31,925
Residential Consumer Construction	19,141	—	—	—	—	19,141

Totals	$553,853	$16,457	$8,415	$4,659	$—	$583,384

Credit Quality Information - by Class
December 31, 2020
2020	Pass	Monitor	Special	Substandard	Doubtful	Totals
			Mention
Commercial	$133,075	$4,332	$7,386	$352	$—	$145,145
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	98,623	3,028	4,428	2,143	—	108,222
Commercial Mortgages-Non-Owner Occupied	161,300	7,277	1,682	810	—	171,069
Commercial Construction	30,272	—	—	—	—	30,272
Consumer
Consumer Unsecured	3,740	—	30	1	—	3,771
Consumer Secured	88,044	—	—	529	—	88,573
Residential:
Residential Mortgages	45,441	—	—	1,455	—	46,896
Residential Consumer Construction	15,142	—	—	—	—	15,142

Totals	$575,637	$14,637	$13,526	$5,290	$—	$609,090

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for loan losses (continued)

Troubled Debt Restructurings (TDRs)

There were no loan modifications that were classified as Troubled Debt Restructurings (TDR) during the twelve months ended December 31, 2021 or 2020.

Loans that were previously classified as TDRs in prior periods and currently outstanding are factored into the determination of the allowance for loan losses and are included in the Bank’s impaired loan analysis and individually evaluated for impairment.

At December 31, 2021 and December 31, 2020, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

There were no loan modifications classified as TDRs within the last twelve months that defaulted (90 days past due) during the twelve months ended December 31, 2021 and 2020.

We previously developed relief programs to assist borrowers in financial need due to the effects of the COVID-19 pandemic. Accordingly, we offered short-term modifications made in response to COVID-19 to certain borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, deferral of principal only (interest only payments), or other delays in payment that are insignificant.

During the year ended December 31, 2020, the Bank modified a total of 191 loans with principal balances totaling approximately $95 million. As of December 31, 2021, none of the 191 previously modified loans remained in deferment and all have returned to previously agreed upon repayment schedules. No loans were modified in the year ended December 31, 2021.

If a customer requested a second modification, an extensive evaluation of the circumstances surrounding the need for the request was conducted. Procedurally, a commercial borrower was required to present financial forecasts, proof of business sustainability, and verification of sources of repayment to the primary loan officer, the Chief Lending Officer, and the Chief Credit Officer before a second deferral was granted. Retail borrowers were also required to submit in writing the reason for the need for a second deferral request before an additional deferral was granted. We are not currently evaluating any relationships, for additional deferrals.

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

Note 5 - Loans and allowance for loan losses (continued)

TDR classification to the earlier of January 1, 2022 or 60 days after the date when the national emergency concerning COVID-19 terminates.

Note 6 - Other real estate owned

At December 31, 2021 and 2020, OREO was $761 and $1,105 respectively. OREO is primarily comprised of residential properties and non-residential properties associated with commercial relationships. As of December 31, 2021 and 2020 respectively, there were no consumer mortgage loans secured by residential real estate that were in the process of foreclosure. The following table represents the changes in OREO balance in 2021 and 2020.

OREO Changes
	Year Ended December 31,
	2021	2020
Balance at the beginning of the year	$1,105	$2,339
Transfers from Loans	111	18
Capitalized costs	—	—
Valuation adjustments	—	(437)
Sales	(368)	(844)
(Loss) gain on sales	(87)	29
Balance at the end of the year	$761	$1,105

There were no residential properties being carried in OREO as of December 31, 2021 and 2020.

Note 7 – Premises and equipment

Premises and equipment at December 31, 2021 and 2020 are summarized as follows:

	December 31,
	2021	2020
Land	$3,302	$3,302
Building and improvements	12,400	9,956
Property for future expansion	1,931	2,102
Furniture and equipment	8,407	7,652
Leasehold improvements	3,021	3,003
Software	1,974	1,964
	31,035	27,979
Less accumulated depreciation	12,684	10,997

Net premises and equipment	$18,351	$16,982

Total depreciation and amortization expense related to premises and equipment for the years ended December 31, 2021 and 2020 was $1,566 and $1,467, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Deposits

A summary of deposit accounts is as follows:

	December 31,
	2021	2020
Demand
Noninterest bearing	$162,286	$143,345
Interest bearing	459,920	362,780
Savings	122,080	100,726
Time, $250,000 or more	19,526	25,499
Other time	123,244	132,617

	$887,056	$764,967

At December 31, 2021, maturities of time deposits are scheduled as follows:

Year Ending December 31,	Amount

2022	$101,139
2023	16,217
2024	5,595
2025	8,165
2026 and thereafter	11,654

$142,770

The Bank held deposits from the Company’s officers, directors and their related interests of $14,426 and $11,534 at December 31, 2021 and 2020, respectively.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Business Segments (continued)

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for years ended December 31, 2021 and 2020 was as follows:

Business Segments

	Community
	Banking	Mortgage	Total
For the year ended December 31, 2021
Net interest income	$27,079	$-	$27,079
(Recovery of) loan losses	(500)	-	(500)
Net interest income after (recovery of) loan losses	27,579	-	27,579
Noninterest income	2,944	8,265	11,209
Noninterest expenses	23,432	5,905	29,337
Income before income taxes	7,091	2,360	9,451
Income tax expense	1,366	496	1,862
Net income	5,725	1,864	7,589
Total assets	985,521	2,113	987,634

For the year ended December 31, 2020
Net interest income	$25,146	$-	$25,146
Provision for loan losses	2,548	-	2,548
Net interest income after provision for loan losses	22,598	-	22,598
Noninterest income	3,163	7,812	10,975
Noninterest expenses	22,275	5,119	27,394
Income before income taxes	3,486	2,693	6,179
Income tax expense	633	566	1,199
Net income	$2,853	$2,127	$4,980
Total assets	$843,323	$8,063	$851,386

Beginning with the first quarter of 2022, we will report an additional business segment, investment advisory services.

Note 10 – Capital notes

On April 13, 2020, the Company commenced a private placement of unregistered debt securities (the “2020 Offering”). In the 2020 Offering, the Company sold and closed $10,050 in principal of notes (the “2020 Notes”) during the 2nd and 3rd quarters of 2020. The 2020 Offering officially ended on July 8, 2020. The 2020 Notes bear interest at the rate of 3.25% per year with interest payable quarterly in arrears. The 2020 Notes will mature on June 30, 2025 and are currently subject to full or partial call by the Company on thirty days notice. The balance of the 2020 Notes as of December 31, 2021 and 2020 is presented net of unamortized issuance costs on the Consolidated Balance Sheet.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Capital notes (continued)

On September 24, 2020 the Bank used $5,000 of the proceeds for the payment of principal of the Company’s previously outstanding 4.00% notes that were issued in 2017. The Company intends to use the balance of the proceeds from the 2020 Offering for general corporate purposes in the discretion of Company’s management such as payment of interest on the 2020 Notes and as a contribution of additional capital to the Bank.

Note 11 – Other borrowings

Short-term borrowings may consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings may also include Federal funds purchased, which are unsecured overnight borrowings from other financial institutions. There was no utilization of short-term borrowings in 2021 or 2020 other than one day nominal balances to test the lines. Average balances were less than $1 for both years.

Unsecured federal fund lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $13,000, Zions Bank, $4,000, PNC Bank, $6,000 and First National Bankers’ Bank, $10,000. In addition, the Bank maintains a $5,000 reverse repurchase agreement with Suntrust (Truist) whereby securities may be pledged as collateral in exchange for funds for a minimum of 30 days with a maximum of 90 days. The Bank also maintains a secured federal funds line with Community Bankers’ Bank whereby it may pledge securities as collateral with no specified minimum or maximum amount or term. The current amount available on the secured line based on the securities currently pledged is $7,294.

The Bank is also a member of the Federal Home Loan Bank of Atlanta (“FHLBA”). The Bank’s available credit through the FHLBA was $235,788 as of December 31, 2021, the most recent calculation. The Bank must pledge collateral in order to access the FHLBA available credit. Currently the Bank has pledged to the FHLBA approximately $28,187 in 1-4 family residential mortgages which, after adjustments for the loan-to-value requirements by the FHLBA, would allow the Bank to access up to $21,012 in credit without pledging any additional collateral.

As of December 31, 2021, and 2020 there are no outstanding balances on any of the credit facilities mentioned above.

On December 29, 2021 Financial borrowed $11,000 from National Bank of Blacksburg pursuant to a secured promissory note (the “NBB Note”). The NBB Note bears interest at the rate of 4.00%, and is being amortized over a fifteen year period with a balloon payment of approximately $9,375 due on December 31, 2024. The note is secured by a first priority lien on approximately 4.95% of the Bank’s common stock. The balance of the NBB Note is presented on the December 31, 2021 consolidated balance sheet under “other borrowings” and is net of unamortized issuance costs. A portion of the proceeds were used to purchase 100% of the capital stock of PWW.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Income taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2018.

Income tax expense attributable to income before income tax expense is summarized as follows:

	December 31,
	2021	2020
Current federal income tax expense	$1,748	$2,037
Deferred federal income tax (benefit)	114	(838)
Income tax expense	$1,862	$1,199

Income tax expense differed from amounts computed by applying the U.S. Federal income tax rate of 21% to income before income tax expense as a result of the following:

	2021	2020
Computed “expected” income tax expense	$1,985	$1,298
Increase (reduction) in income tax resulting from:
Non-taxable income	(101)	(94)
Non-deductible expenses	12	12
Other	(34)	(17)
Income tax expense	1,862	1,199

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Income taxes (continued)

	December 31,
	2021	2020
Deferred tax assets
Lease liabilities	$1,065	$1,151
Allowance for loan losses	1,452	1,503
Unrealized losses on available-for-sale securities	368	—
OREO	96	239
Non-accrual interest	37	130
Deferred Compensation	665	564
Other	27	27
Gross deferred tax assets	3,710	3,614

Deferred tax liabilities
Right-of-use assets	1,002	1,105
Depreciation	352	410
Unrealized gains on available-for-sale securities	—	476
Other	88	85
Gross deferred tax liabilities	1,442	2,076
Net deferred tax asset	$2,268	$1,538

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Earnings per common share (EPS) (continued)

The basic and diluted earnings per share calculations are as follows:

	Years ended December 31,
	2021	2020
Numerator:
Net income available to stockholders	$7,589	$4,980

Basic EPS weighted average shares outstanding	4,747,821	4,775,733
Effect of dilutive securities:
Incremental shares attributable to stock options	—	—

Diluted EPS weighted-average shares outstanding	4,747,821	4,775,733

Basic earnings per common share	$1.60	$1.04
Diluted earnings per common share	$1.60	$1.04

In 2021 and 2020, all restricted stock units (RSUs) were excluded from calculating diluted earnings per share as the Company elected to settle units vesting in January 2021 and 2020 wholly in cash. Going forward, management has adopted a cash settlement policy for all currently outstanding RSUs. There were no potentially dilutive shares excluded from the 2020 earnings per share calculation because they were anti-dilutive.

Note 14 – Employee Benefit plans

Defined contribution benefit plan. The Company adopted a 401(k) defined contribution plan on October 1, 2000, which is administered by the Virginia Bankers’ Association. Participants have the right to contribute up to a maximum of 19% of pretax annual compensation or the maximum allowed under Section 401(g) of the Internal Revenue Code, whichever is less. The Company contributed $411 and $373 to the plan on behalf of the employees for the years ended December 31, 2021 and 2020, respectively.

Supplemental Executive Retirement Plan. A Supplemental Executive Retirement Plan (SERP) was established to provide participating executives (as determined by the Company’s Board of Directors) with benefits that cannot be provided under the 401(k) as a result of limitations imposed by the Internal Revenue Code. The SERP will also provide benefits to eligible employees or their survivors, as applicable, if they die, retire, or are terminated under certain circumstances. SERP expense totaled $477 and $471 for the years ended December 31, 2021 and 2020, respectively.

The Company funds the plan through a modified endowment contract. Income recorded for the plan represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of December 31, 2021 and 2020, the life insurance policies had cash surrender values of approximately $18,785 and $16,355, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Employee Benefit plans (continued)

Employee Stock Purchase Plan. The Company adopted an Employee Stock Purchase Plan (“ESPP”) in 2018 in which all employees are eligible to participate. The plan allows employees to use a portion of their salaries and wages to purchase shares of the Company common stock at the market value of shares on a monthly basis. The Company makes no contributions to the ESPP. The Company may issue common shares to plan participants or purchase common shares on the open market. Common shares are purchased on the open market at a price based on the weighted average price of all shares purchased by the broker-dealer on the open market from each aggregate order placed by the Plan Administrator.

In 2021 and 2020, all shares purchased pursuant to the ESPP were purchased on the open market and consequently the Company issued no common shares in connection with the ESPP during the year ended December 31, 2021 and 2020.

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

On January 2, 2019, the Company granted its first block of equity compensation under the 2018 Incentive Plan consisting of 24,500 restricted stock units. The recipients of restricted stock units do not receive shares of the Company’s stock immediately, but instead receive shares, or cash compensation, or some combination of the two, upon satisfying the requisite service period specified by the terms and conditions of the grant. Additionally, the recipients of restricted stock units do not enjoy the same rights as other holders of the Company’s common stock until the units have vested and as such, they do not have voting rights or rights to nonforfeitable dividends. The related compensation expense is based on the fair value of the Company’s stock. Shares vest over 3 years in thirds with the first one-third vesting one year from the grant date. The total expense recognized for the years ended December 31, 2021 and 2020, in connection with the restricted stock unit awards was approximately $106 in each year. There were no forfeitures during the years ended December 31, 2021 and 2020. There were no new grants in the year ended December 31, 2021. The fair value of shares which vested in 2021 was $100.

At December 31, 2021, there was no remaining unrecognized stock-based compensation expense remaining as all current outstanding awards have vested and were cash settled.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Dividend Reinvestment Plan

The Company has in effect a Dividend Reinvestment Plan (DRIP) which provides an automatic conversion of dividends into common stock for enrolled shareholders. The Company may issue common shares to the DRIP or purchase common shares on the open market. Common shares are purchased on the open market at a price that based on the weighted average price of all shares purchased by the broker-dealer on the open market from each aggregate order placed by the Plan Administrator. In 2020 and 2021, all shares purchased through the DRIP were purchased on the open market and consequently the Company issued no common shares to the DRIP during the years ended December 31, 2020 and 2021.

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

Note 18 - Regulatory matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total Common Equity Tier 1 capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2021 that the Bank meets all capital adequacy requirements to which it is subject. The Bank’s actual regulatory capital amounts and ratios for December 31, 2021 and 2020 are also presented in the table below.

In addition to the minimum regulatory capital required for capital adequacy purposes the Bank is required to maintain a minimum Capital Conservation Buffer above those minimums in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The Capital Conservation Buffer was 2.5% at December 31, 2021 and 2020, and is applicable for the Common Equity Tier 1, Tier 1, and Total Capital Ratios.

As of December 31, 2021, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Regulatory matters (continued)

To be categorized as well capitalized under the prompt corrective action regulations, the Bank must maintain minimum total risk-based, CET1, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

The capital ratios for the Bank for 2021 and 2020 are set forth in the following table:

	December 31, 2021
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Total capital
(to risk-weighted assets)	$85,803	12.37%	$72,807	>10.50%	$69,340	> 10.00%
Tier 1 capital
(to risk-weighted assets)	$78,888	11.38%	$58,939	>8.50%	$55,472	> 8.00%
Common Equity Tier 1 capital
(to risk-weighted assets)	$78,888	11.38%	$48,538	>7.00%	$45,071	>6.50%
Tier 1 capital (leverage)
(to average assets)	$78,888	8.22%	$38,392	> 4.00%	$47,990	> 5.00%

(1)Includes capital conservation buffer of 2.50% where applicable.

	December 31, 2020
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Total capital
(to risk-weighted assets)	$77,844	12.25%	$66,722	>10.500%	$63,545	> 10.00%
Tier 1 capital
(to risk-weighted assets)	$70,688	11.12%	$54,013	>8.50%	$50,836	> 8.00%
Common Equity Tier 1 capital
(to risk-weighted assets)	$70,688	11.12%	$44,481	>7.00%	$41,304	>6.50%
Tier 1 capital (leverage)
(to average assets)	$70,688	8.28%	$34,142	> 4.00%	$42,678	> 5.00%

(1)Includes capital conservation buffer of 2.50% where applicable.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Regulatory matters (continued)

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

At December 31, 2021, the Bank had rate lock commitments to originate mortgage loans through its Mortgage Division amounting to approximately $21,039 and loans held for sale of $1,628. The Bank has entered into corresponding commitments with third party investors to sell each of these loans that close. No other obligation exists.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Financial instruments with off-balance-sheet risk (continued)

Financial instruments whose contract amounts represent credit risk are as follows:

	Contract Amounts at
	December 31,
	2021	2020

Commitments to extend credit	$179,953	$152,834

Standby letters of credit	$4,335	$3,552

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

The Bank maintains a significant portion of its cash balances with one financial institution. Uninsured cash balances as of December 31, 2021 were approximately $4,162 which consisted of the total balances in one account at the Federal Home Loan Bank of Atlanta (FHLBA), as well as the balances (net of $250 FDIC coverage) held in one account at Community Bankers’ Bank, one account at Suntrust (now Truist), one account at Zions Bank, one account held at First National Bankers’ Bank, and one account held at PNC. Uninsured cash balances as of December 31, 2020 were approximately $5,544 which consisted of the total balances in the same accounts referenced for 2021 above.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair value measurements

Financial instruments measured at fair value on recurring basis.

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

Note 21 – Fair value measurements (continued)

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair value measurements (continued)

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period.

		Fair Value at December 31, 2021
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Balance as of	Markets for	Observable	Inputs
	December 31,	Identical Assets	Inputs	(Level 3)
Description	2021	(Level 1)	(Level 2)
U.S. Treasuries	$2,002	$—	$2,002	$—
U.S. agency obligations	58,470	—	58,470	—
Mortgage-backed securities	37,438	—	37,438	—
Municipals	50,204	—	50,204	—
Corporates	13,153	—	13,153	—
Total available-for-sale securities	$161,267	$—	$161,267	$—
IRLCs – asset	144	—	—	144
Total assets at fair value	$161,411	$—	$161,267	$144

		Fair Value at December 31, 2020
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Balance as of	Markets for	Observable	Inputs
	December 31,	Identical Assets	Inputs	(Level 3)
Description	2020	(Level 1)	(Level 2)
U.S. Treasuries	$2,027	$—	$2,027	$—
U.S. agency obligations	41,320	—	41,320	—
Mortgage-backed securities	15,696	—	15,696	—
Municipals	24,773	—	24,773	—
Corporates	6,369	—	6,369	—
Total available-for-sale securities	$90,185	$—	$90,185	$—
IRLCs – asset	425	—	—	425
Total assets at fair value	$90,610	$—	$90,185	$425

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair value measurements (continued)

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2021
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
IRLCs - asset	$144	Market approach	Range of pull through rate	85%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2020
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
IRLCs - asset	$425	Market approach	Range of pull through rate	85%

Assets measured at fair value on a nonrecurring basis.

Loans held for sale

Loans held for sale are measured at lower of cost or fair value. Under ASC 820, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. Because quotes and bids on loans held for sale are available in active markets, loans held for sale are considered to be Level 2. No nonrecurring fair value adjustments were recorded during the years ended December 31, 2021 and 2020. Gains and losses on the sale of loans are recorded in noninterest income on the Consolidated Statements of Income.

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

Note 21 – Fair value measurements (continued)

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

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period.

		Fair Value at December 31, 2021
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Balance as of	Markets for	Observable	Inputs
	December 31,	Identical Assets	Inputs	(Level 3)
Description	2021	(Level 1)	(Level 2)

Impaired loans*	$1,802	$—	$—	$1,802

Other real estate	$761	$—	$—	$761

*Includes loans charged down to the net realizable value of the collateral.

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

*Includes loans charged down to the net realizable value of the collateral.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair value measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for
	December 31, 2021
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,802	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)
OREO	$761	Discounted appraised value	Selling cost	10%
			Discount for lack of marketability and age of appraisal	0% - 27% (26%)

	Quantitative information about Level 3 Fair Value Measurements for
	December 31, 2020
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,829	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)
OREO	$1,105	Discounted appraised value	Selling cost	10%
			Discount for lack of marketability and age of appraisal	0% - 27% (26%)

Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments, including those financial assets and financial liabilities that are not required to be measured and reported at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The carrying amounts and estimated fair values of the Company's financial instruments are presented in the following tables whether or not recognized on the Consolidated Balance Sheets at fair value. Fair values for December 31, 2021 and 2020 were estimated using an exit price notion.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair value measurements (continued)

		Fair Value Measurements at December 31, 2021 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$29,337	$29,337	$—	$—	$29,337
Fed funds sold	153,816	153,816	—	—	153,816
Securities
Available-for-sale	161,267	—	161,267	—	161,267
Held-to-maturity	3,655	—	4,006	—	4,006
Restricted stock	1,324	—	1,324	—	1,324
Loans, net	576,469	—	—	565,543	565,543
Loans held for sale	1,628	—	1,628	—	1,628
Interest receivable	2,064	—	2,064	—	2,064
BOLI	18,785	—	18,785	—	18,785
Derivaties	144	—	—	144	144
Liabilities
Deposits	$887,056	$—	$887,955	$—	$887,955
Borrowings	21,016	—	22,179	—	22,179
Interest payable	46	—	46	—	46

		Fair Value Measurements at December 31, 2020 using
	Carrying
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$31,683	$31,683	$—	$—	$31,683
Fed funds sold	69,203	69,203	—	—	69,203
Securities
Available-for-sale	90,185	—	90,185	—	90,185
Held-to-maturity	3,671	—	4,192	—	4,192
Restricted stock	1,551	—	1,551	—	1,551
Loans, net	601,934	—	—	598,745	598,745
Loans held for sale	7,102	—	7,102	—	7,102
Interest receivable	2,350	—	2,350	—	2,350
BOLI	16,355	—	16,355	—	16,355
Derivaties	425	—	—	425	425
Liabilities
Deposits	$764,967	$—	$766,212	$—	$766,212
Borrowings	10,027	—	9,003	—	9,003
Interest payable	85	—	85	—	85

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 – Revenue Recognition

Substantially all of the Company’s revenue from contracts with customers that is within the scope of ASC 606, “Revenue from Contracts with Customers” is reported within noninterest income. Certain other in-scope revenue such as gains and losses on OREO and gains and losses on premises and equipment are recorded in noninterest expense. The recognition of interest income and certain sources of noninterest income (e.g. gains on securities transactions, bank-owned life insurance income, gains on loans held-for-sale, etc.) are governed by other areas of U.S. GAAP. Significant revenue streams that are within the scope of ASC 606 and included in noninterest income are discussed in the following paragraphs.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 – Leases

The Company’s leases are recorded under ASC Topic 842 “Leases.” The right-of-use assets and lease liabilities are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets.”

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

The Company currently leases four of its operating locations under long-term leases (greater than 12 months). Leases for two of these locations are classified as operating leases and two are classified as financing leases. Certain of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably certain of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The Bank leases its principal Lynchburg, Virginia, location from Jamesview Investments, LLC, a legal entity which is wholly-owned by William C. Bryant III, a member of the Board of Directors of both Financial and the Bank. This lease is classified as a finance lease and the related lease liability totaled $3.1 million at December 31, 2021.

The following table represents information about the Company's operating leases:

	December 31,
(Dollars in thousands)	2021	2020
Lease liabilities	$1,325	$1,390
Right-of-use assets	$1,282	$1,360
Weighted average remaining lease term	13.7 years	14.7 years
Weighted average discount rate	3.44%	3.44%

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 – Leases (continued)

The following table represents information about the Company's finance leases:

	December 31,
(Dollars in thousands)	2021	2020
Lease liabilities	$3,746	$4,093
Right-of-use assets	$3,488	$3,902
Weighted average remaining lease term	9.2 years	10.2 years
Weighted average discount rate	2.70%	2.70%

	For the Year Ended December 31,
Lease cost (in thousands)	2021	2020
Operating lease cost	$125	$197
Finance lease cost:
Amortization of right-of-use assets	414	414
Interest on lease liabilities	106	115
Total lease cost	$645	$726

Cash paid for amounts included in measurement
of operating lease liabilities	$112	$183

Cash paid for amounts included in measurement
of finance lease liabilities	$453	$444

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 – Leases (continued)

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total of lease liabilities is as follows:

	Operating Lease	Finance Lease
	Liabilities	Liabilities
	As of	As of
Lease payments due (in thousands)	December 31, 2021	December 31, 2021
Twelve months ending December 31, 2022	$110	$454
Twelve months ending December 31, 2023	110	454
Twelve months ending December 31, 2024	110	479
Twelve months ending December 31, 2025	110	515
Twelve months ending December 31, 2026	116	515
Thereafter	1,125	1,850
Total undiscounted cash flows	$1,681	$4,267
Discount	(356)	(521)
Lease liabilities	$1,325	$3,746

Note 24 - Impact of recently issued accounting standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements The Company has a model in place that contains its historical data. The model will run parallel with the current allowance methodology beginning late spring of 2022.

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

Note 24 - Impact of recently issued accounting standards (continued)

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

In August 2021, the FASB issued ASU 2021-06, “'Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants”. The ASU is effective upon addition to the FASB Codification. The adoption of ASU 2021-06 did not have a material impact on the consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. The ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. Entities should apply the amendments prospectively and early adoption is permitted. The Company does not expect the adoption of ASU 2021-08 to have a material impact on its consolidated financial statements.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24 - Impact of recently issued accounting standards (continued)

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.” The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. ASU 2019-12 was effective for the Company on January 1, 2021. The adoption of ASU 2019-12 did not have a material effect on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs.” This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. ASU 2020-08 was effective for the Company on January 1, 2021. The adoption of ASU 2020-08 did not have a material effect on the Company’s consolidated financial statements.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25 - Condensed financial statements of parent company

Financial information pertaining only to Bank of the James Financial Group, Inc. is as follows:

Balance Sheet

	December 31,
	2021	2020
Assets
Cash	$2,744	$4,400
Taxes receivable	9	74

Investment in subsidiaries	88,003	72,482

Other assets	17	10

Total assets	$90,773	$76,966

Liabilities and stockholders’ equity

Capital notes	$10,031	$10,027
Bank note payable	10,985	—
Other liabilities	328	207
Total Liabilities	$21,344	$10,234

Common stock $2.14 par value	$10,145	$9,286
Additional paid-in-capital	37,230	30,989
Retained earnings	23,440	24,665
Accumulated other comprehensive (loss) income	(1,386)	1,792
Total stockholders’ equity	$69,429	$66,732

Total liabilities and stockholders’ equity	$90,773	$76,966

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25 – Condensed financial statements of parent company (continued)

Statements of Income
	Years Ended December 31,
	2021	2020
Income
Dividends from subsidiary	$—	$1,000

Operating expenses
Interest on capital notes	327	273
Legal and professional fees	259	159
Other expense	138	136

Total expenses	724	568

Income tax (benefit)	(114)	(119)

Income before equity in undistributed income of subsidiaries	610	551

Equity in undistributed income of subsidiaries	8,199	4,429

Net income	$7,589	$4,980

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25 – Condensed financial statements of parent company (continued)

Statements of Cash Flows
	Years Ended December 31,
	2021	2020

Cash flows from operating activities
Net income	$7,589	$4,980

Adjustments to reconcile net income to net cash provided by operating activities
Amortization of debt issuance costs	4	2
Decrease (increase) in income taxes receivable	65	(59)
(Increase) in other assets	(7)	(2)
Increase in other liabilities	121	161
Cash payment in lieu of fractional shares related to 10% stock dividend	(16)	—
Equity in undistributed net (income) of subsidiaries	(8,199)	(4,429)

Net cash (used in) provided by operating activities	$(443)	$651

Cash flows from investing activities
Cash paid in acquisition, net of cash received	(10,400)	—

Cash flows from financing activities
Dividends paid to common stockholders	$(1,271)	$(1,215)
Retirement of capital notes	—	(5,000)
Proceeds from sale of capital notes, net of issuance costs	—	10,025
Proceeds from bank note	10,985	—
Repurchase of common stock	(427)	(275)

Net cash provided by financing activities	$9,287	$3,537

(Decrease) increase in cash and cash equivalents	$(1,556)	$4,188

Cash and cash equivalents at beginning of period	4,400	212

Cash and cash equivalents at end of period	$2,744	$4,400

Transactions related to acquisition:
Assets acquired, net of cash received	$790	$—
Liabilities assumed	32	—

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 26 – Acquisitions

Goodwill arises from business combinations and is generally determined as the excess of fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquired entity, over the fair value of the nets assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently in events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected September 1 of each year as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

On December 31, 2021, Financial completed its acquisition of Pettyjohn, Wood & White, Inc. (“PWW”), a Lynchburg, Virginia-based investment advisory firm with approximately $650 million in assets under management and advisement at the time of the acquisition. PWW operates as a subsidiary of Financial. The acquisition date fair value of consideration transferred totaled $10.5 million, which was paid in cash.

In connection with this transaction, the Company recorded $3.0 million in goodwill and $8.4 million of amortizable intangible assets, which primarily relate to the value of customer relationships. The goodwill is not deductible for tax purposes. The Company is amortizing these intangible assets over a 15-year period using the straight line method. The transaction was accounted for using the acquisition method of accounting, and accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. The fair values are subject to refinement for up to one year after the closing date of the acquisition, in accordance with ASC 350, Intangibles-Goodwill and Other.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2021. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2021, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.Controls and Procedures

a)Evaluation of Disclosures and Controls Procedures

Management of the Company is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Financial’s management, including Financial’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2021. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information required to be set forth in the Company’s periodic reports.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company did not, as of December 31, 2021, maintain effective disclosure controls and procedures due to a material weakness in the Company’s internal control over financial reporting as described below.

Notwithstanding management’s conclusion regarding the effectiveness of the Company’s disclosure controls and procedures and the material weakness discussed below, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

b)Report of Management’s Assessment of Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange act. Financial’s internal control over financial reporting includes those policies and procedures that pertain to Financial’s ability to record, process, summarize and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that Financial’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting described in Internal

Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) in 2013, by the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2021, a control deficiency existed related to controls surrounding the review of a third-party vendor valuation in connection with an acquisition, which resulted in a material weakness. The Company engaged a third-party vendor to value the intangibles acquired in the acquisition and render a valuation report thereon in accordance with ASC 805, Business Combinations. The valuation report contained inconsistencies and errors that resulted in material changes to the initially recorded intangible values. These errors were not detected during the review of the third-party valuation report and were identified during the yearend financial statement audit. Upon identification, the Company made reclassification entries impacting the Consolidated Balance Sheets. The reclassifications had no impact on the Consolidated Statements of Income.

This control deficiency creates a reasonable possibility that a material misstatement of the consolidated financial statements would not have been prevented or detected on a timely basis. Management has concluded that the control deficiency represents a material weakness in internal control over financial reporting. Therefore, the Company’s internal control over financial reporting was not effective as of December 31, 2021.

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

c)Remediation Plan

Recorded balances for intangibles, based on a third-party valuation report, contained undetected errors which resulted in material changes to the initially recorded intangible values on our Consolidated Balance Sheets. Management has determined the root cause of the material weakness. As a result, management has designed and implemented new controls and procedures pertaining to the review of third-party valuation reports. Management believes these remediation measures will strengthen the Company’s internal control over financial reporting and remediate the material weakness identified.

d)Changes in Internal Control over Financial Reporting

Except for the remediation measures discussed above, there have been no significant changes during the quarter ended December 31, 2021, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting.

Item 9B.Other Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Part of the response to this Item will be included in the information set forth under the headings “Nominees and Continuing Directors,” “Corporate Governance and the Board of Directors Matters,” “Director and Officer Biographical Information,” and “Committees of the Board of Directors of Financial” in Financial’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders, which Proxy Statement will be filed with the SEC within 120 days of the end of the Financial’s 2021 fiscal year (the “2022 Proxy Statement”), and such information is hereby incorporated by reference

Financial has adopted a code of ethics that applies to Financial’s directors, executive officers (including the principal financial officer, principal accounting officer or controller, or persons performing similar functions), and senior officers. The code of ethics has been posted under the “Investor Relations” section on Financial’s website: www.bankofthejames.bank.

Item 11.Executive Compensation

The response to this Item will be included in the information set forth under the headings “Compensation of Directors and Executive Officers,” “Corporate Governance and the Board of Directors Matters,” and “Committees of the Board of Directors of Financial” in the 2022 Proxy Statement and such information is hereby incorporated by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the information set forth under the headings “Securities Authorized for Issuance Under Equity Compensation Plans,” “Corporate Governance and the Board of Directors Matters – Independence of Directors,” and “Security Ownership of Management” in the 2022 Proxy Statement and is hereby incorporated by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The response to this Item will be included in the information set forth under the heading “Transactions with Related Parties” in the 2022 Proxy Statement and is hereby incorporated by reference.

Item 14.Principal Accounting Fees and Services

The response to this Item will be included in the information set forth under the heading “Independent Registered Public Accounting Firm” in the 2022 Proxy Statement and is hereby incorporated by reference. Our independent registered public accounting firm is Yount, Hyde & Barbour, Roanoke, Virginia, US PCAOB Auditor Firm I.D.: 613

PART IV

Item 15.Exhibits, Financial Statement Schedules

(a)(1)Financial Statements. Listed and included in Part II, Item 8.

(2)Financial Statement Schedules. Not applicable.

(3)Exhibits. The following exhibits are filed as a part of this Form 10-K and this list includes the Exhibit Index:

No.	Description
2.1

Agreement and Plan of Share Exchange dated October 9, 2003 between Bank of the James Financial Group, Inc. and Bank of the James, dated as of October 9, 2003 (incorporated by reference to Exhibit 2.1 to Form 8-K12g-3 filed on January 13, 2004)

3.1	Amended and Restated Articles of Incorporation of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3(i) to Form 8-K filed on August 12, 2009)
3.2	Bylaws of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed February 19, 2021)
4.1	Description of Registrant’s Securities (filed herewith)
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

10.9	2016 Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and Harry P. Umberger (incorporated by reference to Exhibit 10.4 to Form 8-K filed on October 21, 2016)
10.10	Salary Continuation Agreement dated effective as of January 29, 2013 by and between the Bank and Michael A. Syrek (filed herewith)
10.11	Dividend Reinvestment Plan (Incorporated by reference to Registration Statement on Form S-3, filed on August 21, 2017)
10.12	2018 Bank of the James Financial Group, Inc. Equity Incentive Plan (incorporated by reference to Schedule 14A Proxy Statement Pursuant to Section 14(a) filed on April 9, 2018).
10.13	2018 Bank of the James Financial Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Schedule 14A Proxy Statement Pursuant to Section 14(a) filed on April 9, 2018).
21.1	List of subsidiaries (filed herewith)
23.1	Consent of Yount, Hyde and Barbour, P.C. (filed herewith)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)

101

Pursuant to Rule 405 of Regulation S-T, the following materials from Bank of the James Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020; (ii) Consolidated Statements of Income For the Years ended December 31, 2021 and 2020; (iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2021 and 2020 (iv) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income For the Years ended December 31, 2021 and 2020; (v) Notes to Consolidated Financial Statements.

Item 16.Form 10–K Summary - Not required

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 29, 2022.

Signature	Capacity

/S/ Robert R. Chapman III Robert R. Chapman III	President (Principal Executive Officer) and Director
/S/ J. Todd Scruggs J. Todd Scruggs	Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer) and Director
/S/ Thomas W. Pettyjohn, Jr. Thomas W. Pettyjohn, Jr.	Director, Chairman
/S/ Lewis C. Addison Lewis C. Addison	Director
/S/ John R. Alford, Jr. John R. Alford, Jr.	Director
/S/ William C. Bryant III William C. Bryant III	Director
/S/ A. Douglas Dalton III A. Douglas Dalton III	Director

/S/ James F. Daly James F. Daly	Director
/S/ Julie P. Doyle Julie P. Doyle	Director
________________ Watt R. Foster, Jr.	Director
/S/ Phillip C. Jamerson Phillip C. Jamerson	Director
/S/ Lydia K. Langley Lydia K. Langley	Director
/S/ Augustus A. Petticolas, Jr. Augustus A. Petticolas, Jr.	Director