Form 10-Q
period 2022-03-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2022-05-12
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-Q

______________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,740,657 shares of Common Stock, par value $2.14 per share, were outstanding at May 12, 2022.

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Mine Safety Disclosures

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2022 unaudited)

	March 31,	December 31,
Assets	2022	2021

Cash and due from banks	$ 32,780	$ 29,337
Federal funds sold	64,027	153,816
Total cash and cash equivalents	96,807	183,153

Securities held-to-maturity, at amortized cost (fair value of $3,400 in 2022 and $4,006 in 2021)	3,651	3,655
Securities available-for-sale, at fair value	212,616	161,267
Restricted stock, at cost	1,324	1,324
Loans, net of allowance for loan losses of $6,870 in 2022 and $6,915 in 2021	588,924	576,469
Loans held for sale	6,516	1,628
Premises and equipment, net	18,127	18,351
Interest receivable	2,194	2,064
Cash value - bank owned life insurance	18,898	18,785
Other real estate owned	761	761
Customer relationship intangibles	8,266	8,406
Goodwill	3,001	3,001
Other assets	12,500	8,770
Total assets	$ 973,585	$ 987,634

Liabilities and Stockholders' Equity

Deposits
Noninterest bearing demand	$ 159,386	$ 162,286
NOW, money market and savings	582,039	582,000
Time deposits	140,002	142,770
Total deposits	881,427	887,056

Capital notes	10,034	10,031
Other borrowings	10,856	10,985
Income taxes payable	456	-
Interest payable	39	46
Other liabilities	10,194	10,087
Total liabilities	$ 913,006	$ 918,205
Commitments and Contingencies

Stockholders' equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$ -	$ -
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,740,657 as of March 31, 2022 and December 31, 2021	10,145	10,145
Additional paid-in-capital	37,230	37,230
Retained earnings	25,247	23,440
Accumulated other comprehensive (loss)	(12,043)	(1,386)

See accompanying notes to these consolidated financial statements

Total stockholders' equity	$ 60,579	$ 69,429

Total liabilities and stockholders' equity	$ 973,585	$ 987,634

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended
	March 31,
Interest Income	2022	2021
Loans	$ 5,905	$ 6,860
Securities
US Government and agency obligations	258	191
Mortgage backed securities	307	77
Municipals - taxable	271	143
Municipals - tax exempt	18	10
Dividends	4	6
Corporates	108	50
Interest bearing deposits	7	14
Federal Funds sold	37	14
Total interest income	6,915	7,365

Interest Expense
Deposits
NOW, money market savings	126	135
Time deposits	178	373
Finance leases	25	27
Other borrowings	114	-
Capital notes	82	82
Total interest expense	525	617

Net interest income	6,390	6,748

Recovery of loan losses	(300)	-

Net interest income after recovery of loan losses	6,690	6,748

Noninterest income
Gain on sales of loans held for sale	1,904	1,774
Service charges, fees and commissions	592	554
Investment advisory fees	1,015	-
Life insurance income	113	98
Other	7	8

Total noninterest income	3,631	2,434

Noninterest expenses
Salaries and employee benefits	3,989	3,732
Occupancy	471	428
Equipment	606	626
Supplies	142	118
Professional, data processing, and other outside expense	1,054	914
Marketing	192	273
Credit expense	262	276
Other real estate expenses	6	66
FDIC insurance expense	130	165
Amortization of intangibles	140	-
Other	656	291

See accompanying notes to these consolidated financial statements

Amortization of tax credit investment	-	-
Total noninterest expenses	7,648	6,889

Income before income taxes	2,673	2,293

Income tax expense	534	458

Net Income	$ 2,139	$ 1,835

Weighted average shares outstanding - basic	4,740,657	4,766,601

Weighted average shares outstanding - diluted	4,740,657	4,766,601

Earnings per common share - basic	$ 0.45	$ 0.38

Earnings per common share - diluted	$ 0.45	$ 0.38

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(dollar amounts in thousands) (unaudited)

	For the Three Months
	Ended March 31,
	2022	2021
Net Income	$ 2,139	$ 1,835
Other comprehensive (loss):
Unrealized loss on securities available-for-sale	(13,491)	(3,439)
Tax effect	2,834	722
Other comprehensive (loss), net of tax	(10,657)	(2,717)

Comprehensive (loss)	$ (8,518)	$ (882)

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2022 and 2021 (dollar amounts in thousands) (unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net Income	$ 2,139	$ 1,835

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	270	506
Stock based compensation expense	-	27
Net amortization and accretion of premiums and discounts on securities	131	128
Amortization of debt issuance costs	3	2
(Gain) on sales of loans held for sale	(1,904)	(1,774)
Proceeds from sales of loans held for sale	58,513	82,424
Origination of loans held for sale	(61,497)	(77,698)
Recovery of loan losses	(300)	-
Loss on sale of other real estate owned	-	66
Amortization of intangibles	140
Bank owned life insurance income	(113)	(98)
(Increase) decrease in interest receivable	(130)	94
(Increase) in other assets	(878)	(65)
Decrease in income taxes receivable	77	-
Increase in income taxes payable	456	-
(Decrease) in interest payable	(7)	(21)
Increase in other liabilities	107	245

Net cash (used in) provided by operating activities	$ (2,993)	$ 5,671

Cash flows from investing activities
Purchases of securities available-for-sale	$ (68,805)	$ (14,543)
Proceeds from maturities, calls and paydowns of securities available-for-sale	3,838	1,333
Proceeds from sale of other real estate owned	-	344
Origination of loans, net of principal collected	(12,155)	(4,617)
Purchases of premises and equipment	(53)	(627)

Net cash (used in) investing activities	$ (77,175)	$ (18,110)

Cash flows from financing activities
Net (decrease) increase in deposits	$ (5,629)	$ 36,223
Principal payments on finance lease obligations	(88)	(104)
Principal payments on other borrowings	(129)	-
Repurchase of common stock	-	(212)
Dividends paid to common stockholders	(332)	(304)

Net cash (used in) provided by financing activities	$ (6,178)	$ 35,603

Increase (decrease) in cash and cash equivalents	(86,346)	23,164

Cash and cash equivalents at beginning of period	$ 183,153	$ 100,886

Cash and cash equivalents at end of period	$ 96,807	$ 124,050

Supplemental schedule of noncash investing and financing activities
Noncash transactions
Transfer of loans to other real estate owned	$ -	$ 66
Fair value adjustment for securities available-for-sale	(13,491)	(3,439)

See accompanying notes to these consolidated financial statements

Supplemental disclosures of cash flow information
Cash transactions
Cash paid for interest	$ 532	$ 638
Cash paid for income taxes	-	-

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

(dollars in thousands, except per share amounts) (unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2020	4,339,436	$ 9,286	$ 30,989	$ 24,665	$ 1,792	$ 66,732

Net Income	-	-	-	1,835	-	1,835

Dividends paid on common stock ($0.07 per share)	-	-	-	(304)	-	(304)

Repurchase of common stock	(14,600)	(31)	(181)	-	-	(212)

Other comprehensive (loss)	-	-	-	-	(2,717)	(2,717)

Balance at March 31, 2021	4,324,836	$ 9,255	$ 30,808	$ 26,196	$ (925)	$ 65,334

Balance at December 31, 2021	4,740,657	$ 10,145	$ 37,230	$ 23,440	$ (1,386)	$ 69,429

Net Income	-	-	-	2,139	-	2,139

Dividends paid on common stock ($0.07 per share)	-	-	-	(332)	-	(332)

Other comprehensive (loss)	-	-	-	-	(10,657)	(10,657)

Balance at March 31, 2022	4,740,657	$ 10,145	$ 37,230	$ 25,247	$ (12,043)	$ 60,579

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2021. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2021 included in Financial’s Annual Report on Form 10-K. Results for the three month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Note 3 – Earnings Per Common Share (EPS)

The following is a summary of the earnings per share calculation for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,
	2022	2021

Net income	$ 2,139,000	$ 1,835,000

Weighted average number of shares, basic and diluted	4,740,657	4,766,601
Restricted stock units/stock options affect of incremental shares	-	-

Basic and diluted EPS (weighted avg shares)	$ 0.45	$ 0.38

In 2022 and 2021, all restricted stock units (RSUs) were excluded from calculating diluted earnings per share as the Company elected to settle units vesting in 2022 and 2021 wholly in cash. There are currently no outstanding RSUs as of March 31, 2022. There were no potentially dilutive shares outstanding in 2022 and 2021. Consequently, the weighted average shares and and weighted average diluted shares were identical. Weighted average and per share amounts for all periods have been adjusted to reflect a 10% stock dividend declared on May 18, 2021.

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

On January 2, 2019, the Company granted its first block of equity compensation under the 2018 Incentive Plan consisting of 24,500 restricted stock units. The recipients of restricted stock units do not receive shares of the Company’s stock immediately, but instead may receive shares, cash in lieu of shares, or a combination thereof upon satisfying the requisite service period specified by the terms and conditions of the grant. Additionally, the recipients of restricted stock units do not enjoy the rights of holder of the Company’s common stock until the units have vested and as such, they do not have voting rights or rights to nonforfeitable dividends. The related compensation expense is based on the fair value of the Company’s stock. RSUs vest over 3 years in thirds. The first one-third vested on January 2, 2020, the second one-third vested on January 2, 2021 and the final one-third vested January 2, 2022. The value of all of the vested portions of the grant were settled with cash payments and no shares were issued.

The total expense recognized for the three months ended March 31, 2021 and March 31, 2022, in connection with the restricted stock unit awards was approximately $27,000 and $0, respectively. There were no forfeitures during the three-month period ending March 31, 2021 or March 31, 2022.

At March 31, 2022, there is no further unrecognized stock-based compensation expense related to the restricted stock units granted on January 2, 2019 as all units have vested and have been settled.

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

The below tables summarize the Company’s financial assets that were measured at fair value on a recurring basis during the period.

Note 5 – Fair Value Measurements (continued)

Derivatives Assets/Liabilities – Interest Rate Lock Commitments (IRLCs) and Forward Sales Commitments

The Company recognizes IRLCs at fair value based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate lock commitments will close. All of the Company’s IRLCs are classified as Level 3.

Beginning with the first quarter of 2022, the Company elected to begin using fair value accounting for its forward sales commitments related to IRLCs. Best efforts sales commitments are entered into for loans intended for sale in the secondary market at the time the borrower commitment is made. The best efforts commitments are valued using the committed price to the counter-party against the current market price of the interest rate lock commitment. All the Company’s forward sale commitments are classified Level 3.

		Carrying Value at March 31, 2022 (in thousands)
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Balance as of	Markets for	Observable	Inputs
	March 31,	Identical Assets	Inputs	(Level 3)
Description	2022	(Level 1)	(Level 2)
US Treasuries	$4,799	$—	$4,799	$—
US agency obligations	64,462	—	64,462	—
Mortgage-backed securities	81,282	—	81,282	—
Municipals	45,351	—	45,351	—
Corporates	16,722	—	16,722	—

Total available-for-sale securities	$212,616	$—	$212,616	$—
IRLCs - liability	171	—	—	171
Forward sales commitments - asset	446	—	—-	446

		Carrying Value at December 31, 2021 (in thousands)
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Balance as of	Markets for	Observable	Inputs
	December 31,	Identical Assets	Inputs	(Level 3)
Description	2021	(Level 1)	(Level 2)
US Treasuries	$2,002	$—	$2,002	$—
US agency obligations	58,470	—	58,470	—
Mortgage-backed securities	37,438	—	37,438	—
Municipals	50,204	—	50,204	—
Corporates	13,153	—	13,153	—

Total available-for-sale securities	$161,267	$—	$161,267	$—
IRLCs – asset	144	—	—	144
Total assets at fair value	$161,411	$—	$161,267	$144

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

Note 5 – Fair Value Measurements (continued)

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2022
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
IRLCs – liability	$(171)	Market approach	Range of pull through rate	70% - 100% (85%)
Forward Sales Commitments – asset	446	Market approach	Range of pull through rate	70% - 100% (85%)

(1)    Weighted based on the relative value of the instruments

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2021
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
IRLCs - asset	$144	Market approach	Range of pull through rate	70% - 100% (85%)

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

Loans held for sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended March 31, 2022. Gains and losses on the sale of loans are recorded within gains on sales of loans held for sale on the Consolidated Statements of Income.

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

Note 5 – Fair Value Measurements (continued)

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

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period (in thousands):

		Carrying Value at March 31, 2022
Description	Balance as of March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$1,391	$—	$—	$1,391
Other real estate owned	761	—	—	761

* Includes loans charged down to the net realizable value of the collateral.

		Carrying Value at December 31, 2021
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$1,802	$—	$—	$1,802
Other real estate owned	761	—	—	761

* Includes loans charged down to the net realizable value of the collateral.

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2022
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
Impaired loans	$1,391	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)

OREO	761	Discounted appraised value	Selling cost	10%
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

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

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments and their placement in the fair value hierarchy at March 31, 2022 and December 31, 2021 was as follows (in thousands):

		Fair Value Measurements at March 31, 2022 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$32,780	$32,780	$—	$—	$32,780
Fed funds sold	64,027	64,027	—	—	64,027
Securities
Available-for-sale	212,616	—	212,616	—	212,616
Held-to-maturity	3,651	—	3,400	—	3,400
Restricted stock	1,324		1,324	—	1,324
Loans, net (1)	588,924	—	-	570,532	570,532
Loans held for sale	6,516	—	6,516	—	6,516
Interest receivable	2,194	—	2,194	—	2,194
BOLI	18,898	—	18,898	—	18,898
Derivatives – Forward sales commitments	446	—	-	446	446

Liabilities
Deposits	$881,427	$—	$882,086	$—	$882,086
Capital notes	10,034	—	—	9,850	9,850
Other borrowings	10,856		—	10,899	10,899
Interest payable	39	—	39	—	39
Derivatives - IRLCs	171	—	—	171	171

		Fair Value Measurements at December 31, 2021 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$29,337	$29,337	$—	$—	$29,337
Fed funds sold	153,816	153,816	—	—	153,816
Securities
Available-for-sale	161,267	—	161,267	—	161,267
Held-to-maturity	3,655	—	4,006	—	4,006
Restricted stock	1,324	—	1,324	—	1,324
Loans, net (1)	576,469	—	—	565,543	565,543
Loans held for sale	1,628	—	1,628	—	1,628
Interest receivable	2,064	—	2,064	—	2,064
BOLI	18,785	—	18,785	—	18,785
Derivatives	144	—	—	144	144

Liabilities
Deposits	$887,056	$—	$887,955	$—	$887,955
Capital notes	10,031	—	—	10,711	10,711
Other borrowings	10,985	—	—	11,465	11,465
Interest payable	46	—	46	—	46

(1) Carrying amount is net of unearned income and the Allowance.

Note 6 – Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31, 2022
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$3,651	$1	$(252)	$3,400

Available-for-Sale
US Treasuries	4,858	—	(59)	4,799
US agency obligations	69,071	77	(4,686)	64,462
Mortgage-backed securities	86,112	2	(4,832)	81,282
Municipals	50,772	16	(5,437)	45,351
Corporates	17,049	43	(370)	16,722
	$227,862	$138	$(15,384)	$212,616

	December 31, 2021
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$3,655	$351	$—	$4,006

Available-for-Sale
US Treasuries	2,000	2	—	2,002
US agency obligations	59,144	575	(1,249)	58,470
Mortgage-backed securities	38,017	75	(654)	37,438
Municipals	50,806	368	(970)	50,204
Corporates	13,053	169	(69)	13,153
	$163,020	$1,189	$(2,942)	$161,267

Note 6 – Securities (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2022 and December 31, 2021 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2022	Value	Losses	Value	Losses	Value	Losses
Description of securities
Held-to-maturity
US agency obligations	$3,248	$252	$—	$—	$3,248	$252

Available-for-sale
US Treasuries	4,799	59	—	—	4,799	59
US agency obligations	42,260	2,242	18,969	2,444	61,229	4,686
Mortgage-backed securities	73,319	3,865	7,775	967	81,094	4,832
Municipals	27,907	3,266	14,234	2,171	42,141	5,437
Corporates	7,177	370	—	—	7,177	370
Total	$155,462	$9,802	$40,978	$5,582	$196,440	$15,384

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2021	Value	Losses	Value	Losses	Value	Losses
Description of securities
Held-to-maturity
US agency obligations	$—	$—	$—	$—	$—	$—

Available-for-sale
US Treasuries	—	—	—	—	—	—
US agency obligations	21,893	379	15,233	870	37,126	1,249
Mortgage-backed securities	28,019	402	6,382	252	34,401	654
Municipals	28,028	635	7,952	335	35,980	970
Corporates	1,931	69	—	—	1,931	69
Total	$79,871	$1,485	$29,567	$1,457	$109,438	$2,942

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

At March 31, 2022 the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of March 31, 2022, the Bank owned 108 securities in an unrealized loss position that were being evaluated for other than temporary impairment. Of the securities, 44 were S&P rated AAA, 57 were rated AA, six were rated A, and one was rated BBB. As of March 31, 2022, 47 of these securities were municipal issues, 53 were backed by the US government, and eight were issues of publicly traded domestic corporations.

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

There were no sales of available-for-sale securities during the three months ended March 31, 2022 and 2021.

Note 7 – Business Segments

The Company has three reportable business segments: (i) a traditional full-service community banking segment, (ii) a mortgage loan origination business, and (iii) a registered investment advisory business. The community banking business segment includes Bank of the James which provides loans, deposits, investments and insurance to retail and commercial customers throughout Region 2000 and other areas within Central Virginia. The mortgage segment provides a variety of mortgage loan products principally within Region 2000. Mortgage loans are originated and sold in the secondary market through purchase commitments from investors with servicing released. Because of the pre-arranged purchase commitments, there is minimal risk to the Company. The investment advisory business offers investment advisory services through Financial’s wholly-owned subsidiary, Pettyjohn, Wood & White, Inc.

All of the Company’s reportable segments are service based. The mortgage business is a gain on sale business and the investment advisory business is fee for service based, while the Bank’s primary source of revenue is net interest income. The Bank also provides a referral network for the mortgage origination business and the investment advisory business. The mortgage business may also be in a position to refer its customers to the Bank for banking services when appropriate.

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three months ended March 31, 2022 and 2021 was as follows (dollars in thousands):

Business Segments
			Investment
	Community		Advisory
	Banking	Mortgage	Services	Total
For the three months ended March 31, 2022
Net interest income	$ 6,390	$ -	$ -	$ 6,390
Recovery of loan losses	(300)	-	-	(300)
Net interest income after recovery of loan losses	6,690	-	-	6,690
Noninterest income	712	1,904	1,015	3,631
Noninterest expenses	5,627	1,450	571	7,648
Income before income taxes	1,775	454	444	2,673
Income tax expense	346	95	93	534
Net income	$ 1,429	$ 359	$ 351	$ 2,139
Total assets	$ 953,365	$ 7,478	$ 12,742	$ 973,585

For the three months ended March 31, 2021
Net interest income	$ 6,748	$ -	$ -	$ 6,748
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	6,748	-	-	6,748
Noninterest income	660	1,774	-	2,434
Noninterest expenses	5,504	1,385	-	6,889
Income before income taxes	1,904	389	-	2,293
Income tax expense	376	82	-	458
Net income	$ 1,528	$ 307	$ -	$ 1,835
Total assets	$ 881,535	$ 4,825	$ -	$ 886,360

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

Loan Segments:	Loan Classes:
Commercial	Commercial and industrial loans
Commercial real estate	Commercial mortgages – owner occupied
Commercial mortgages – non-owner occupied
Commercial construction
Consumer	Consumer unsecured
Consumer secured
Residential	Residential mortgages
Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	March 31,	December 31,
	2022	2021
Commercial	$104,919	$105,067
Commercial real estate	349,547	338,149
Consumer	88,642	89,102
Residential	52,686	51,066

Total loans (1)	595,794	583,384

Less allowance for loan losses	6,870	6,915

Net loans	$588,924	$576,469

(1)Includes net deferred costs of $496 and $372 as of March 31, 2022 and December 31, 2021, respectively.

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

Note 8 – Loans, allowance for loan losses and OREO (continued)

Loans on Non-Accrual Status

(dollars in thousands)

	As of
	March 31, 2022	December 31, 2021
Commercial	$—	$25
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	502	501
Commercial Mortgages-Non-Owner Occupied	133	138
Commercial Construction	—	—
Consumer
Consumer Unsecured	—	—
Consumer Secured	58	127
Residential:
Residential Mortgages	159	163
Residential Consumer Construction	—	—

Totals	$852	$954

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank which was acquired through purchase at foreclosure or from the borrower through a deed in lieu of foreclosure. OREO remained the same at $761 from December 31, 2021 to March 31, 2022. The following table represents the changes in OREO balance during the three months ended March 31, 2022 and year ended December 31, 2021.

OREO Changes

(dollars in thousands)

	Three Months Ended Year Ended
	March 31, 2022	December 31, 2021
Balance at the beginning of the year (net)	$761	$1,105
Transfers from loans	—	111
Capitalized costs	—	—
Valuation adjustments	—	—
Sales proceeds	—	(368)
Loss on disposition	—	(87)
Balance at the end of the period (net)	$761	$761

At March 31, 2022 and December 31, 2021, the Company had no consumer mortgage loans secured by residential real estate for which foreclosure was in process. The Company held no residential real estate properties in other real estate owned as of March 31, 2022 and December 31, 2021.

Note 8 – Loans, allowance for loan losses and OREO (continued)

Impaired Loans
(dollars in thousands)
As of and For the Three Months Ended March 31, 2022
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2022	Investment	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded:
Commercial	$ 15	$ 65	$ -	$ 16	$ 1
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,594	1,786	-	2,093	24
Commercial Mortgage Non-Owner Occupied	98	98	-	100	2
Commercial Construction	-	-	-	-	-
Consumer
Consumer Unsecured	-	-	-	-	-
Consumer Secured	8	8	-	34	-
Residential
Residential Mortgages	1,365	1,442	-	1,341	13
Residential Consumer Construction	-	-	-	-	-

With an Allowance Recorded:
Commercial	$ -	$ -	$ -	$ -	$ -
Commercial Real Estate
Commercial Mortgages-Owner Occupied	-	-	-	-	-
Commercial Mortgage Non-Owner Occupied	-	-	-	-	-
Commercial Construction	-	-	-	-	-
Consumer
Consumer Unsecured	-	-	-	-	-
Consumer Secured	-	-	-	-	-
Residential
Residential Mortgages	-	-	-	-	-
Residential Consumer Construction	-	-	-	-	-

Totals:
Commercial	$ 15	$ 65	$ -	$ 16	$ 1
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,594	1,786	-	2,093	24
Commercial Mortgage Non-Owner Occupied	98	98	-	100	2
Commercial Construction	-	-	-	-	-
Consumer
Consumer Unsecured	-	-	-	-	-
Consumer Secured	8	8	-	34	-
Residential
Residential Mortgages	1,365	1,442	-	1,341	13
Residential Consumer Construction	-	-	-	-	-
	$ 3,080	$ 3,399	$ -	$ 3,584	$ 40

Note 8 – Loans, allowance for loan losses and OREO (continued)

Impaired Loans
(dollars in thousands)
As of and For the Year Ended December 31, 2021
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2021	Investment	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded:
Commercial	$ 17	$ 67	$ -	$ 179	$ 5
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,592	2,971	-	2,368	154
Commercial Mortgage Non-Owner Occupied	102	102	-	371	13
Commercial Construction	-	-	-	-	-
Consumer
Consumer Unsecured	-	-	-	-	-
Consumer Secured	59	60	-	201	2
Residential
Residential Mortgages	1,316	1,390	-	1,332	47
Residential Consumer Construction	-	-	-	-	-

With an Allowance Recorded:
Commercial	$ -	$ -	$ -	$ 2	$ -
Commercial Real Estate
Commercial Mortgages-Owner Occupied	-	-	-	-	-
Commercial Mortgage Non-Owner Occupied	-	-	-	-	-
Commercial Construction	-	-	-	-	-
Consumer
Consumer Unsecured	-	-	-	-	-
Consumer Secured	-	-	-	-	-
Residential
Residential Mortgages	-	-	-	-	-
Residential Consumer Construction	-	-	-	-	-

Totals:
Commercial	$ 17	$ 67	$ -	$ 181	$ 5
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,592	2,971	-	2,368	154
Commercial Mortgage Non-Owner Occupied	102	102	-	371	13
Commercial Construction	-	-	-	-	-
Consumer
Consumer Unsecured	-	-	-	-	-
Consumer Secured	59	60	-	201	2
Residential
Residential Mortgages	1,316	1,390	-	1,332	47
Residential Consumer Construction	-	-	-	-	-
	$ 4,086	$ 4,590	$ -	$ 4,453	$ 221

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Three Months Ended March 31, 2022

		Commercial
2022	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Loan Losses:

Beginning Balance	$ 1,471	$ 3,637	$ 860	$ 947	$ 6,915
Charge-Offs	-	-	(8)	-	(8)
Recoveries	56	203	2	2	263
Provision (Recovery of)	(93)	(483)	(10)	286	(300)
Ending Balance	1,434	3,357	844	1,235	6,870

Ending Balance: Individually evaluated for impairment	-	-	-	-	-

Ending Balance: Collectively evaluated for impairment	1,434	3,357	844	1,235	6,870

Totals:	$ 1,434	$ 3,357	$ 844	$ 1,235	$ 6,870

Financing Receivables:
Ending Balance: Individually evaluated for impairment	15	1,692	8	1,365	3,080

Ending Balance: Collectively evaluated for impairment	104,904	347,855	88,634	51,321	592,714

Totals:	$ 104,919	$ 349,547	$ 88,642	$ 52,686	$ 595,794

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2021

		Commercial
2021	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Loan Losses:

Beginning Balance	$ 2,001	$ 3,550	$ 868	$ 737	$ 7,156
Charge-Offs	(53)	-	(38)	-	(91)
Recoveries	112	72	29	137	350
Provision (Recovery of)	(589)	15	1	73	(500)
Ending Balance	1,471	3,637	860	947	6,915

Ending Balance: Individually evaluated for impairment	-	-	-	-	-

Ending Balance: Collectively evaluated for impairment	1,471	3,637	860	947	6,915

Totals:	$ 1,471	$ 3,637	$ 860	$ 947	$ 6,915

Financing Receivables:
Ending Balance: Individually evaluated for impairment	17	2,694	59	1,316	4,086

Ending Balance: Collectively evaluated for impairment	105,050	335,455	89,043	49,750	579,298

Totals:	$ 105,067	$ 338,149	$ 89,102	$ 51,066	$ 583,384

Note 8 – Loans, allowance for loan losses and OREO (continued)

Credit Quality Information - by Class
March 31, 2022
2022	Pass	Monitor	Special	Substandard	Doubtful	Totals
			Mention
Commercial	$92,528	$4,351	$7,932	$108	$—	$104,919
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	121,540	5,903	2,206	1,613	—	131,262
Commercial Mortgages-Non-Owner Occupied	186,238	2,465	—	301	—	189,004
Commercial Construction	29,281	—	—	—	—	29,281
Consumer
Consumer Unsecured	4,620	—	22	1	—	4,643
Consumer Secured	83,839	—	—	160	—	83,999
Residential:
Residential Mortgages	31,457	—	—	1,486	—	32,943
Residential Consumer Construction	19,743	—	—	—	—	19,743

Totals	$569,246	$12,719	$10,160	$3,669	$—	$595,794

Credit Quality Information - by Class
December 31, 2021
2021	Pass	Monitor	Special	Substandard	Doubtful	Totals
			Mention
Commercial	$92,789	$7,965	$4,262	$51	$—	$105,067
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	116,098	5,986	4,130	2,620	—	128,834
Commercial Mortgages-Non-Owner Occupied	176,291	2,506	—	316	—	179,113
Commercial Construction	30,202	—	—	—	—	30,202
Consumer
Consumer Unsecured	2,581	—	23	1	—	2,605
Consumer Secured	86,265	—	—	232	—	86,497
Residential:
Residential Mortgages	30,486	—	—	1,439	—	31,925
Residential Consumer Construction	19,141	—	—	—	—	19,141

Totals	$553,853	$16,457	$8,415	$4,659	$—	$583,384

Note 8 – Loans, allowance for loan losses and OREO (continued)

Age Analysis of Past Due Loans as of March 31, 2022
							Recorded
			Greater				Investment
2022	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$75	$—	$—	$75	$104,844	$104,919	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	—	—	502	502	130,760	131,262	—
Commercial Mortgages-Non-Owner Occupied	—	—	—	—	189,004	189,004	—
Commercial Construction	—	—	—	—	29,281	29,281	—
Consumer:
Consumer Unsecured	1	—	—	1	4,642	4,643	—
Consumer Secured	311	8	49	368	83,631	83,999	—
Residential:
Residential Mortgages	209	62	97	368	32,575	32,943	—
Residential Consumer Construction	—	—	—	—	19,743	19,743	—
Total	$596	$70	$648	$1,314	$594,480	$595,794	$—

Age Analysis of Past Due Loans as of December 31, 2021

2021			Greater				Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$—	$1	$25	$26	$105,041	$105,067	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	464	—	501	965	127,869	128,834	—
Commercial Mortgages-Non-Owner Occupied	1,310	—	—	1,310	177,803	179,113	—
Commercial Construction	—	—	—	—	30,202	30,202	—
Consumer:
Consumer Unsecured	8	1	—	9	2,596	2,605	—
Consumer Secured	111	3	118	232	86,265	86,497	—
Residential:
Residential Mortgages	948	—	163	1,111	30,814	31,925	—
Residential Consumer Construction	—	—	—	—	19,141	19,141	—
Total	$2,841	$5	$807	$3,653	$579,731	$583,384	$—

Note 8 – Loans, allowance for loan losses and OREO (continued)

Troubled Debt Restructurings (TDR)

There were no loan modifications that would have been classified as TDRs during the three months ended March 31, 2022 and 2021.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three months ended March 31, 2022 and 2021.

At March 31, 2022 and December 31, 2021, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

At the outset of the COVID-19 pandemic in the spring of 2020, we developed relief programs to assist borrowers in financial need due to the effects of the COVID-19 pandemic. Accordingly, we offered short-term modifications made in response to COVID-19 to certain borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, deferral of principal only (interest only payments), or other delays in payment that are insignificant. The Bank modified a total of 191 loans. As of March 31, 2022 and December 31, 2021, none of the 191 previously modified loans remain in deferment and all such previously deferred loans are current.

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

Investment Advisory Fees

The Company earns fees from its contracts with its investment advisory clients to manage client assets and for the provision of miscellaneous services. These fees are primarily earned over time as the Company charges its clients on a quarterly (which may not be a calendar quarter) basis in accordance with its investment advisory agreements. Fees are generally assessed based on a tiered scale of the market value of the client’s assets under management at quarter end.

Other

Other noninterest income consists of other recurring revenue streams such as commissions from sales of mutual funds and other investments, safety deposit box rental fees, and other miscellaneous revenue streams. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company

Note 9 – Revenue Recognition (continued)

also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.

Note 10 - COVID-19 and Current Economic Conditions

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

Note 11 – Capital Notes and Other Borrowings

On April 13, 2020, the Company commenced a private placement of unregistered debt securities (the “2020 Offering”). In the 2020 Offering, the Company sold and closed $10,050,000 in principal of notes (the “2020 Notes”) during the 2nd and 3rd quarters of 2020. The 2020 Offering officially ended on July 8, 2020. The 2020 Notes bear interest at the rate of 3.25% per year with interest payable quarterly in arrears. The 2020 Notes will mature on June 30, 2025 and are currently subject subject to full or partial call by the Company. The balance of the 2020 Notes on the March 31, 2022 consolidated balance sheet is presented net of unamortized issuance costs.

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

On December 29, 2021 Financial borrowed $11,000,000 from National Bank of Blacksburg pursuant to a secured promissory note (the “NBB Note”). The NBB Note bears interest at the rate of 4.00%, and is being amortized over a fifteen year period with a balloon payment of approximately $9,375,000 due on December 31, 2024. The note is secured by a first priority lien on approximately 4.95% of the Bank's common stock. The balance of the NBB Note is presented on the December 31, 2021 consolidated balance sheet under “other borrowings” and is net of unamortized issuance costs. A portion of the proceeds were used to purchase 100% of the capital stock of PWW.

Note 12 – Acquisitions

Goodwill arises from business combinations and is generally determined as the excess of fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquired entity, over the fair value of the nets assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently in events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected September 1 of each year as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their

Note 12 – Acquisitions (continued)

estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

On December 31, 2021, Financial completed its acquisition of PWW, a Lynchburg, Virginia-based investment advisory firm with approximately $650 million in assets under management and advisement at the time of the acquisition. PWW operates as a subsidiary of Financial. The acquisition date fair value of consideration transferred totaled $10.5 million, which was paid in cash.

In connection with this transaction, the Company recorded $3.0 million in goodwill and $8.4 million of amortizable intangible assets, which primarily relate to the value of customer relationships. The goodwill is not deductible for tax purposes. The Company is amortizing these intangible assets over a 15-year period using the straight line method. The transaction was accounted for using the acquisition method of accounting, and accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. The fair values are subject to refinement for up to one year after the closing date of the acquisition, in accordance with ASC 350, Intangibles-Goodwill and Other. No adjustments were determined to be necessary through the three months ended March 31, 2022.

Note 13 – Recent accounting pronouncements and other authoritative guidance

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

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company has identified

Note 13 – Recent accounting pronouncements and other authoritative guidance (continued)

a small number of affected loans and is evaluating other benchmarks to substitute for LIBOR such as SOFR. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loans.

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.

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

These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements. Financial specifically disclaims any obligation to update factors or to publicly announce the results of revisions to any of the forward-looking statements or comments included herein to reflect future events or developments. This discussion and analysis should be read in conjunction with the description of our “Risk Factors” in Item 1A of the most recently filed Form 10-K.

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

Policy and Regulatory Developments

Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•The Federal Reserve decreased the range for the Federal Funds Target Rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a range of 0.0 - 0.25%, where the range stayed until the Federal Reserve raised the rate on March 16, 2022 and again on May 4, 2022, resulting in a range of 0.75 – 1%.

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

•On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs, and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. In addition, upon expiration of the initial loan modification period, the Bank, pursuant to the “Joint Statement on Additional Loan Accommodations Related to COVID-19” published August 3, 2020, is encouraged to continue to work with effected borrowers on additional loan modifications. Since the beginning of the pandemic in the spring of 2020, the Bank has modified a total of 191 loans. The principal balances of these loans on March 31, 2022 (adjusted for payoffs) totaled approximately $76 million. As of March 31, 2022, none of the 191 previously modified loans remain in deferment and all such previously deferred loans are current.

•On December 27, 2020, President Trump signed the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) into law to provide continued assistance to individuals and businesses that have been financially impacted by the ongoing coronavirus pandemic. Section 311 of the Economic Aid Act added a new temporary provision that authorizes the SBA to guarantee Paycheck Protection Program Second Draw Loans (the “PPP Second Draw Program”), under generally the same terms and conditions available under the PPP Under section 311, SBA was authorized to guarantee loans under the PPP Second Draw Program through May 31, 2021 (“Second Draw PPP Loans”) to borrowers that previously received an initial PPP loan and have used or will use the full amount of the initial PPP loan for authorized purposes on or before the expected date of disbursement of the Second Draw PPP Loan. In addition, the Economic Aid Act permitted individuals and business that did not receive an initial PPP loan to apply under the PPP Program.

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

-Limitation of business travel and in-person meetings; and

-Use of online meeting platforms, including successfully conducting the 2020 and 2021 Annual Meeting of Shareholders in a virtual format.

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

Overview

Financial is a bank holding company headquartered in Lynchburg, Virginia. Our primary business is retail banking which we conduct through our wholly-owned subsidiary, Bank of the James (which we refer to as the “Bank”). We conduct four other business activities: mortgage banking through the Bank’s Mortgage Division (which we refer to as “Mortgage”), investment services through the Bank’s Investment division (which we refer to as “Investment Division”), insurance activities through BOTJ Insurance, Inc., a subsidiary of the Bank, (which we refer to as “Insurance business”), and as of December 31, 2021, investment advisory services through the Company's wholly-owned subsidiary, Pettyjohn, Wood & White, Inc., which we refer to as “PWW.”

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

We conduct our investment advisory business through PWW, which Financial acquired on December 31, 2021. PWW is a Lynchburg, Virginia-based investment advisory firm that had approximately $650 million in assets under management and advisement at the time of the acquisition. PWW operates as a subsidiary of Financial. PWW generates revenue primarily through investment advisory fees.

The Bank’s principal office is located at 828 Main Street, Lynchburg, Virginia 24504 and its telephone number is (434) 846-2000. The Bank also maintains a website at www.bankofthejames.bank.

Our operating results depend primarily upon the Bank’s net interest income, which is determined by the difference between (i) interest and dividend income on earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. The Bank’s net income also is affected by its provision for loan losses, as well as the level of its non-interest income, including gains on sales of loans held for sale and service charges, and investment advisory fees, and its non-interest expenses, including salaries and employee benefits, occupancy expense, data processing expenses, Federal Deposit Insurance Corporation premiums, expense in complying with the Sarbanes-Oxley Act of 2002, miscellaneous other expenses, franchise taxes, and income taxes.

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

The Investment division and the Insurance business operate primarily out of offices located at the Main Street Office. PWW operates our investment advisory business primarily from its offices at 1925 Atherholt Road in Lynchburg.

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

•Real property located at 4105 Boonsboro Road, Lynchburg, Virginia. This property is a former bank branch and with minor cosmetic improvements is suitable as is to be used as a bank branch. The Bank does not anticipate utilizing this location as a bank branch until mid-2022 at the earliest.

•Atherholt Road, Lynchburg, Virginia. On December 31, 2021, the Bank purchased real property located at 1925 Atherholt Road, Lynchburg, Virginia. The building currently serves as the offices for Financial's wholly-owned subsidiary, PWW. PWW is currently leasing the space from the Bank on a month-to-month basis. While the Bank currently does not have a timeline for a branch at this location, the space is attractive for a branch due to its close proximity to Centra's Lynchburg General Hospital. The investment needed to upfit the property will be minimal.

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

March 31, 2022
(in thousands)
Commitments to extend credit	$187,016
Letters of Credit	3,227
Total	$190,243

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of March 31, 2022 and December 31, 2021 and the results of operations of Financial for the three month periods ended March 31, 2022 and 2021. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

March 31, 2022 as Compared to December 31, 2021

Total assets were $973,585,000 on March 31, 2022 compared with $987,634,000 at December 31, 2021, a decrease of 1.42%. The decrease in total assets was primarily due to a decrease cash and cash equivalents and an increase in the unrealized loss (mark to market) in the Bank’s available-for-sale investment portfolio. This decrease in cash and cash equivalents was due primarily to i) a decrease in deposits; ii) the use of cash to fund loan growth; and iii) the use of cash to purchase securities available-for-sale to take advantage of the increase in interest rates.

Total deposits decreased from $887,056,000 as of December 31, 2021 to $881,427,000 on March 31, 2022, a decrease of 0.63%. The decrease resulted in large part from decreases in the following deposit categories: non-interest-bearing demand deposits and time deposits.

Total loans, excluding loans held for sale, increased to $595,794,000 on March 31, 2022 from $583,384,000 on December 31, 2021, resulting from an increase in commercial real estate loans (owner occupied and non-owner occupied and excluding construction loans). Growth was partially offset by the continued payoff of PPP loans in addition to normal amortization. Loans, excluding loans held for sale and net of deferred fees and costs and the allowance for loan losses, increased to $588,924,000 on March 31, 2022 from $576,469,000 on December 31, 2021, an increase of 2.16%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	March 31, 2022		December 31, 2021
	Amount	Percentage	Amount	Percentage
Commercial	$104,919	17.61%	$105,067	18.01%
Commercial Real Estate	349,547	58.67%	338,149	57.97%
Consumer	88,642	14.88%	89,102	15.27%
Residential	52,686	8.84%	51,066	8.75%
Total loans	$595,794	100.00%	$583,384	100.00%

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and OREO decreased to $1,613,000 on March 31, 2022 from $1,715,000 on December 31, 2021. OREO remained constant at $761,000 on both March 31, 2022 on December 31, 2021. Non-performing loans decreased slightly from $954,000 at December 31, 2021 to $852,000 at March 31, 2022.

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

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure or deeds in lieu of foreclosure. On December 31, 2021, the Bank was carrying two OREO properties on its books at a value of $761,000. During the three months ended March 31, 2022, neither acquired or disposed of any OREO property. The OREO properties are available for sale and are being actively marketed.

The Bank had loans in the amount of $367,000 at March 31, 2022 classified as performing TDRs as compared to $372,000 at December 31, 2021. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

At the beginning of the COVID-19 pandemic, we developed relief programs to assist borrowers in financial need. Accordingly, we offered short-term modifications made in response to COVID-19 to certain borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, deferral of principal only (interest only payments), or other delays in payment that were insignificant. The Bank modified a total of 191 loans. The principal balances of these loans on March 31, 2022 (adjusted for payoffs) totaled approximately $76 million. As of March 31, 2022 and December 31, 2021, none of the 191 previously modified loans remain in deferment and all such previously deferred loans are current.

Cash and cash equivalents decreased to $96,807,000 on March 31, 2022 from $183,153,000 on December 31, 2021. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). This decrease was due primarily to i) a decrease in deposits; ii) the use of cash to fund loan growth; and iii) the use of cash to purchase securities available-for-sale to take advantage of the increase in interest rates. In addition, cash and cash equivalents are subject to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts.

Securities held-to-maturity were flat, decreasing slightly to $3,651,000 on March 31, 2022 from $3,655,000 on December 31, 2021. This decrease is a result of normal amortization of premiums within the held-to-maturity portfolio.

Securities available-for-sale, which are carried on the balance sheet at fair market value, increased to $212,616,000 on March 31, 2022, from $161,267,000 on December 31, 2021. During the three months ended March 31, 2022, the Bank purchased $68,805,000 in available-for-sale securities, which was responsible for the increase in securities available-for sale. During the three months ended March 31, 2022 the Bank did not sell any securities available-for-sale and received $3,838,000 in proceeds from calls, maturities, and paydowns of securities available-for-sale, which partially offset the increase. The increase was offset in part by an increase in the unrealized loss on securities available for sale of approximately $13,500,000.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $426,000 at March 31, 2022 and December 31, 2021. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At March 31, 2022, Financial, on a consolidated basis, had liquid assets of $309,423,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, and available-for-sale investments. Of this amount, approximately $32,859,000 (representing current market value) of the available-for-sale securities are pledged as collateral with $27,165,000 pledged as security for public deposits, and $5,694,000 pledged as security on a line of credit the Bank may draw on from time to time to meet liquidity needs. This line of credit currently has a zero balance. Management believes that liquid assets were adequate at March 31, 2022. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, if additional liquidity is needed, the Bank has the ability to purchase federal funds on the open market, borrow from the FHLBA using loans or investments within the Bank’s portfolio as collateral, and to borrow from the Federal Reserve Bank’s discount window.

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

At March 31, 2022, the Bank had a leverage ratio of approximately 8.40%, a Tier 1 risk-based capital ratio and a CET1 ratio of approximately 11.16% and a total risk-based capital ratio of approximately 12.11%. As of March 31, 2022 and December 31, 2021, the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of March 31, 2022 and December 31, 2021:

Bank Level Only Capital Ratios

Analysis of Capital for Bank of the James
(dollars in thousands)

	March 31,	December 31,
Analysis of Capital	2022	2021

Tier 1 capital
Common Stock	$ 3,742	$ 3,742
Surplus	22,325	22,325
Retained earnings	54,847	52,821
Total Tier 1 capital	$ 80,914	$ 78,888

Common Equity Tier 1 Capital (CET1)	$ 80,914	$ 78,888

Tier 2 capital
Allowance for loan losses	$ 6,870	$ 6,915

Total Tier 2 capital:	$ 6,870	$ 6,915
Total risk-based capital	$ 87,784	$ 85,803

Risk weighted assets	$ 725,140	$ 693,400
Average total assets	$ 963,709	$ 959,794

	Actual		Regulatory Benchmarks
			For Capital	For Well
	March 31,	December 31,	Adequacy	Capitalized
	2022	2021	Purposes (1)	Purposes
Capital Ratios:
Tier 1 capital to average total assets	8.40%	8.22%	4.000%	5.000%
Common Equity Tier 1 capital	11.16%	11.38%	7.000%	6.500%
Tier 1 risk-based capital ratio	11.16%	11.38%	8.500%	8.000%
Total risk-based capital ratio	12.11%	12.37%	10.500%	10.000%

(1)Includes the capital conservation buffer of 2.50% for all ratios, excluding the Tier 1 capital to average total assets ratio.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $3,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis at March 31, 2022 would be slightly lower than those of the Bank because a portion of proceeds from the sale of notes previously issued by the holding company were contributed to the Bank as equity.

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

While the CBLR framework is currently available for banks to use in their March 31, 2022 Call Report, the Bank has elected not to opt into the CBLR framework at this time.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

Earnings Summary

Financial had net income including all operating segments of $2,139,000 for the three months ended March 31, 2022, compared to $1,835,000 for the comparable period in 2021. Basic and diluted earnings per common share for the three months ended March 31, 2022 were $0.45, compared to basic and diluted earnings per share of $0.38 for the three months ended March 31, 2021.

The increase in net income for the three months ended March 31, 2022, as compared to the prior year period was due primarily to i) a recovery of $300,000 from the allowance for loan losses in the first quarter of 2022 as compared to no recovery in the same period in 2021; and ii) an increase in non-interest income and partially offset by a decrease in net interest income. The increase in non-interest income was primarily due an increase on gains on sales of loans and from investment advisory services provided by PWW. Because the acquisition of PWW closed on December 31, 2021, PWW did not contribute any non-interest income in the first quarter 2021.

These operating results represent an annualized return on average stockholders’ equity of 12.27% for the three months ended March 31, 2022, compared with 11.49% for the three months ended March 31, 2021. This increase for the three months ended March 31, 2022 was due to an increase in our net income. The Company had an annualized return on average assets of 0.89% for the three months ended March 31, 2022 compared with 0.85% for the same period in 2021. The increase for the three months ended March 31, 2022 largely resulted from an increase in the Bank’s net income and was partially offset by an increase in average assets.

See “Non-Interest Income” below for mortgage business segment discussion.

Interest Income, Interest Expense, and Net Interest Income

For the three months ended March 31, 2022, interest income decreased to $6,915,000 from $7,365,000 for the same period in 2021, due primarily to a decrease in yields on loans. In the comparable period of 2021, the yield on loans were elevated due to the accretion of PPP fees as PPP loans were forgiven. The average rate received on loans was 4.05% for the three months ended March 31, 2022 as compared to 4.51% for the same period in 2021. The rate on total average earning assets decreased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily because a decrease in the rates paid by borrowers on loans and a higher balance of fed funds as compared to last year.

Interest expense decreased to $525,000 for the three months ended March 31, 2022 from $617,000 for the same period in 2021, a decrease of 14.91%. The decrease for the three months resulted primarily from a decrease in interest rates paid on deposits. The Bank’s average rate paid on interest bearing deposits was 0.17% during the three months ended March 31, 2022 as compared to 0.33% for the same period in 2021.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three months ended March 31, 2022 of $6,390,000 as compared to $6,748,000 for the same period in 2021. The net interest margin was 2.86% for the three months ended March 31, 2022 as compared to 3.35% for the same period in 2021. The decrease was primarily attributable to the decrease in loan fees related to the PPP program in 2022 as compared to 2021. As a result of the spread of COVID-19, economic uncertainties have arisen that are likely to negatively impact net interest margin. Other financial impacts could occur, though such potential impacts are unknown at this time.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I below.

Non-Interest Income

Non-interest income is comprised primarily of fees and charges on transactional deposit accounts, gains on sales of mortgage loans held for sale, commissions on sales of investments, fees generated from treasury management services, fees generated from our investment advisory business, and bank-owned life insurance income. Non-interest income increased to $3,631,000 for the three months ended March 31, 2022 from $2,434,000 for the same period in 2021. This increase was primarily related to fees generated from PWW’s investment advisory business. Fee income from PWW was $1,015,000 in for the period ended March 31, 2022 as compared to $0 for the same period in 2021.

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

Purchase mortgage originations totaled $37,169,000 or 60.44% of the total mortgage loans originated in the three months ended March 31, 2022 as compared to $30,838,000 or 39.69% of the total mortgage loans originated in the same period in 2021. Because of a rising mortgage interest rate environment, management anticipates that in the short term purchase mortgage originations will continue to represent a majority of mortgage originations. However, management also believes that a continued increase in long term market interest rates could limit refinancing activity.

Although mortgage rates increased dramatically in the first quarter of 2021, rates remain attractive when compared to rates over the last 20 years. Because of uncertainty surrounding current and near-term economic conditions arising from the COVID-19 pandemic, supply chain issues, inflation, and geopolitical concerns, management cannot predict future mortgage rates. Nevertheless, management expects that the Mortgage division’s reputation in Region 2000, steady residential real estate inventory and the recent hiring of additional mortgage loan originators in Roanoke, Harrisonburg and Charlottesville, and Blacksburg, will result in strong mortgage originations through the remainder of 2021. Management also believes that the rising interest rates could put revenue from the mortgage segment under pressure.

Our Investment division provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third-party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by two dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. The Investment division’s financial impact on our consolidated revenue has been immaterial. Although management cannot predict the financial impact of Investment with certainty, management anticipates the Investment division’s impact on noninterest income will remain immaterial in 2022.

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

Financial provides investment advisory services through PWW. In the quarter ended March 31, 2022, PWW generated non interest revenue (fee income) of $1,015,000 in for the period ended March 31, 2022 as compared to $0 for the same period in 2021.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2022 increased to $7,648,000 from $6,889,000 for the same period in 2021, an increase of 11.02%. This increase resulted from increases in personnel expenses from variable compensation a long with the added personnel expense of PWW employees, occupancy expense, , and professional fees,. The increase was offset in part by a decrease in equipment expense, marketing expense, and FDIC insurance expense. Total personnel expense was $3,989,000 for the three month periods ended March 31, 2022 as compared to $3,732,000 for the same period in 2021.

Allowance and Provision for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged-off, net of recoveries, reduce the allowance. The provision for the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon two components – specific impairment and general reserves. As discussed below, loans having a risk rating of 7 or below that are significantly past due, and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due as well as all TDRs, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, and loan performance measures. Based on the application of the loan loss calculation, the Bank had a recovery of $300,000 from the allowance for loan losses for the three month period ended March 31, 2022. This compares to a provision of $0 for the comparable period in 2021.

At March 31, 2022, the allowance for loan losses was 1.15% of total loans outstanding, versus 1.19% and 1.16% of total loans outstanding at December 31, 2021 and March 31, 2021, respectively. The decrease in the allowance for loan losses was largely driven by decreased qualitative factor adjustments related to the ongoing COVID-19 pandemic, primarily in relation to the economy and because all loans previously in deferral due to COVID-19 conditions have returned to normal status. In addition, the reduction in the year-over-year loan balance resulted in a reduced need to maintain a higher allowance for loan losses. The specific reserve was $0 at December 31, 2021 and March 31, 2022. PPP loans are guaranteed in full by the U.S. Small Business Administration, and therefore, are excluded from the Company’s allowance for loan losses calculation. The allowance for loan losses as a percentage of unimpaired loan balances excluding PPP loans was 1.16% as of March 31, 2022 as compared to 1.20% as of December 31, 2021.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for loan losses and constitute a realized loss. Charged-off loans were $8,000 for the three months ended March 31, 2022 as compared to $64,000 for the comparable period in 2021. While a charged-off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. In the three months ended March 31, 2022, the Bank had recoveries of charged-off loans of $263,000 as compared with $14,000 for the comparable periods in 2021.

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. As set forth in the tables below, the Bank’s allowance arising from the specific impairment evaluation as of March 31, 2022 was unchanged as compared to December 31, 2021.

As shown in the table below, the total balance in the allowance decreased, from $6,915,000 as of December 31, 2021 to $6,870,000 on March 31, 2022. The decrease was due in part to the $300,000 recovery discussed above and was offset by recoveries exceeding charge-offs during the first three months of 2022. The allowance for loan losses as a percent of loans decreased to 1.15% as of March 31, 2022 from 1.19% as of December 31, 2021. The general reserve as a percentage of unimpaired loan balances decreased to 1.15% (or 1.16% excluding PPP loans) as of March 31, 2022 as compared to 1.19% (or 1.20% excluding PPP loans) as of December 31, 2021. Management will continue to evaluate the adequacy of the allowance for loan losses as more economic data becomes available and as changes within the Company’s portfolio are known. The effects of the pandemic may require the Company to fund increases in the allowance for loan losses in future periods.

The following tables summarize the allowance activity for the periods indicated:

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Three Months Ended March 31, 2022

		Commercial
2022	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Loan Losses:

Beginning Balance	$ 1,471	$ 3,637	$ 860	$ 947	$ 6,915
Charge-Offs	-	-	(8)	-	(8)
Recoveries	56	203	2	2	263
Provision	(93)	(483)	(10)	286	(300)
Ending Balance	1,434	3,357	844	1,235	6,870

Ending Balance: Individually evaluated for impairment	-	-	-	-	-

Ending Balance: Collectively evaluated for impairment	1,434	3,357	844	1,235	6,870

Totals:	$ 1,434	$ 3,357	$ 844	$ 1,235	$ 6,870

Financing Receivables:
Ending Balance: Individually evaluated for impairment	15	1,692	8	1,365	3,080

Ending Balance: Collectively evaluated for impairment	104,904	347,855	88,634	51,321	592,714

Totals:	$ 104,919	$ 349,547	$ 88,642	$ 52,686	$ 595,794

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2021

		Commercial
2021	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Loan Losses:

Beginning Balance	$ 2,001	$ 3,550	$ 868	$ 737	$ 7,156
Charge-Offs	(53)	-	(38)	-	(91)
Recoveries	112	72	29	137	350
Provision	(589)	15	1	73	(500)
Ending Balance	1,471	3,637	860	947	6,915

Ending Balance: Individually evaluated for impairment	-	-	-	-	-

Ending Balance: Collectively evaluated for impairment	1,471	3,637	860	947	6,915

Totals:	$ 1,471	$ 3,637	$ 860	$ 947	$ 6,915

Financing Receivables:
Ending Balance: Individually evaluated for impairment	17	2,694	59	1,316	4,086

Ending Balance: Collectively evaluated for impairment	105,050	335,455	89,043	49,750	579,298

Totals:	$ 105,067	$ 338,149	$ 89,102	$ 51,066	$ 583,384

The following sets forth the reconciliation of the allowance for loan loss:

	Three Months Ended
	March 31,
	(in thousands)
	2022	2021
Balance, beginning of period	$ 6,915	$ 7,156
Recovery of loan losses	(300)	-
Loans charged off	(8)	(64)
Recoveries of loans charged off	263	14
Net (charge offs)	255	(50)
Balance, end of period	$ 6,870	$ 7,106

No nonaccrual loans were excluded from the impaired loan disclosures at March 31, 2022 and December 31, 2021. If interest on these loans had been accrued, such income cumulatively would have approximated $191,000 and $177,000 on March 31, 2022 and December 31, 2021, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

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

Income Taxes

For the three months ended March 31, 2022, Financial had an income tax expense of $534,000 as compared to $458,000 for the three months ended March 31, 2021. This represents an effective tax rate of 19.98% for the three months ended March 31, 2022 as compared with 19.97% for the three months ended March 31, 2021. Our effective rate was lower than the statutory corporate tax rate in all periods primarily because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance.

Net Interst Margin Analysis
Average Balance Sheets
For the Three Months Ended March 31, 2022 and 2021
(dollars in thousands)
	2022			2021
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned
	Sheet	Expense	Paid	Sheet	Expense	/Paid
ASSETS
Loans, including fees (1)(2)	$588,583	$5,877	4.05%	$611,420	$6,792	4.51%
Loans held for sale	3,635	28	3.12%	6,158	68	4.48%
Federal funds sold	97,265	37	0.15%	82,579	14	0.07%
Interest-bearing bank balances	18,903	7	0.15%	18,657	14	0.30%
Securities (3)	198,551	967	1.98%	96,246	474	2.00%
Federal agency equities	1,208	4	1.34%	1,435	6	1.70%
CBB equity	116	—	- %	116	—	- %

Total earning assets	908,261	6,920	3.09%	816,611	7,368	3.66%

Allowance for loan losses	(6,964)			(7,156)
Non-earning assets	76,346			63,903

Total assets	$977,643			$873,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	450,346	107	0.10%	377,894	107	0.11%
Savings	124,461	19	0.06%	102,162	28	0.11%
Time deposits	141,942	178	0.51%	149,560	373	1.01%

Total interest bearing deposits	716,749	304	0.17%	629,616	508	0.33%

Other borrowed funds
Other borrowings	10,940	114	4.23%	—	—	0.00%
Financing leases	3,480	25	2.91%	4,092	27	2.68%
Capital Notes	10,033	82	3.31%	10,028	82	3.32%
Total interest-bearing liabilities	741,202	525	0.29%	643,736	617	0.39%

Noninterest bearing deposits	159,274			158,692
Other liabilities	6,467			6,136

Total liabilities	906,943			808,564

Stockholders' equity	70,700			64,794

Total liabilities and
Stockholders’ equity	$977,643			$873,358

Net interest earnings		$6,395			$6,751

Net interest margin			2.86%			3.35%

Interest spread			2.80%			3.27%

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

There have been no significant changes during the quarter ended March 31, 2022, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 29, 2022. There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2021.

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
101

The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2022 and 2021 (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2022 and 2021 (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three months ended March 31, 2022 and 2021; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.
Date: May 12, 2022	By /S/ Robert R. Chapman III Robert R. Chapman III, President (Principal Executive Officer)
Date: May 12, 2022	By /S/ J. Todd Scruggs J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)