Form 10-Q
period 2022-06-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2022-08-12
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-Q

______________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,705,657 shares of Common Stock, par value $2.14 per share, were outstanding at August 10, 2022.

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

Item 6. Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2022 unaudited)

	June 30,	December 31,
Assets	2022	2021

Cash and due from banks	$ 34,249	$ 29,337
Federal funds sold	40,605	153,816
Total cash and cash equivalents	74,854	183,153

Securities held-to-maturity, at amortized cost (fair value of $3,361 in 2022 and $4,006 in 2021)	3,647	3,655
Securities available-for-sale, at fair value	201,429	161,267
Restricted stock, at cost	1,387	1,324
Loans, net of allowance for loan losses of $6,616 in 2022 and $6,915 in 2021	607,322	576,469
Loans held for sale	4,460	1,628
Premises and equipment, net	18,152	18,351
Interest receivable	2,315	2,064
Cash value - bank owned life insurance	19,010	18,785
Other real estate owned	761	761
Customer relationship intangibles, net	8,126	8,406
Goodwill	3,819	3,001
Other assets	14,295	8,770
Total assets	$ 959,577	$ 987,634

Liabilities and Stockholders' Equity

Deposits
Noninterest bearing demand	$ 148,292	$ 162,286
NOW, money market and savings	591,615	582,000
Time deposits	135,439	142,770
Total deposits	875,346	887,056

Capital notes, net	10,035	10,031
Other borrowings	10,721	10,985
Income taxes payable	133	-
Interest payable	37	46
Other liabilities	9,987	10,087
Total liabilities	$ 906,259	$ 918,205
Commitments and Contingencies

Stockholders' equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$ -	$ -
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,740,657 as of June 30, 2022 and December 31, 2021	10,145	10,145
Additional paid-in-capital	37,230	37,230
Retained earnings	27,207	23,440
Accumulated other comprehensive (loss)	(21,264)	(1,386)
Total stockholders' equity	$ 53,318	$ 69,429

Total liabilities and stockholders' equity	$ 959,577	$ 987,634

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Interest Income	2022	2021	2022	2021
Loans	$ 6,174	$ 6,624	$ 12,079	$ 13,484
Securities
US Government and agency obligations	322	219	580	410
Mortgage-backed securities	452	84	759	161
Municipals - taxable	270	193	541	336
Municipals - tax exempt	19	10	37	20
Dividends	27	29	31	35
Corporates	143	50	251	100
Interest bearing deposits	27	5	34	19
Federal Funds sold	164	20	201	34
Total interest income	7,598	7,234	14,513	14,599

Interest Expense
Deposits
NOW, money market savings	115	138	241	273
Time deposits	146	278	324	651
Finance leases	24	27	49	54
Other borrowings	108	-	222	-
Capital notes	81	81	163	163
Total interest expense	474	524	999	1,141

Net interest income	7,124	6,710	13,514	13,458

Recovery of loan losses	(300)	-	(600)	-

Net interest income after recovery of loan losses	7,424	6,710	14,114	13,458

Noninterest income
Gain on sales of loans held for sale	1,299	2,310	3,203	4,084
Service charges, fees and commissions	658	637	1,250	1,191
Wealth management fees	961	-	1,976	-
Life insurance income	112	100	225	198
Other	4	2	11	10
Total noninterest income	3,034	3,049	6,665	5,483

Noninterest expenses
Salaries and employee benefits	4,533	4,076	8,522	7,808
Occupancy	432	405	903	833
Equipment	617	631	1,223	1,257
Supplies	122	116	264	234
Professional, data processing, and other outside expense	871	1,035	1,925	1,949
Marketing	247	238	439	511
Credit expense	259	284	521	560
Other real estate expenses	6	7	12	73
FDIC insurance expense	131	123	261	288
Amortization of intangibles	140	-	280	-
Other	234	322	890	613

See accompanying notes to these consolidated financial statements

Total noninterest expenses	7,592	7,237	15,240	14,126

Income before income taxes	2,866	2,522	5,539	4,815

Income tax expense	574	508	1,108	966

Net Income	$ 2,292	$ 2,014	$ 4,431	$ 3,849

Weighted average shares outstanding - basic and diluted	4,740,657	4,748,356	4,740,657	4,757,480

Earnings per common share - basic and diluted	$ 0.48	$ 0.42	$ 0.93	$ 0.81

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(dollar amounts in thousands) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Net Income	$ 2,292	$ 2,014	$ 4,431	$ 3,849
Other comprehensive (loss) income:
Unrealized (loss) gain on securities available-for-sale	(11,671)	1,596	(25,162)	(1,843)
Tax effect	2,450	(335)	5,284	387
Other comprehensive (loss) income, net of tax	(9,221)	1,261	(19,878)	(1,456)

Comprehensive (loss) income	$ (6,929)	$ 3,275	$ (15,447)	$ 2,393

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net Income	$ 4,431	$ 3,849

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	631	1,018
Stock based compensation expense	-	53
Net amortization and accretion of premiums and discounts on securities	237	562
Amortization of debt issuance costs	4	2
(Gain) on sales of loans held for sale	(3,203)	(4,084)
Proceeds from sales of loans held for sale	123,182	165,380
Origination of loans held for sale	(122,811)	(160,447)
Recovery of loan losses	(600)	-
Loss on sale of other real estate owned	-	66
Amortization of intangibles	280	-
Bank owned life insurance income	(225)	(198)
(Increase) decrease in interest receivable	(251)	245
(Increase) decrease in other assets	(649)	292
Decrease in income taxes receivable	77	-
Increase in income taxes payable	133	-
(Decrease) in interest payable	(9)	(29)
(Decrease) increase in other liabilities	(100)	1,326

Net cash provided by operating activities	$ 1,127	$ 8,035

Cash flows from investing activities
Purchases of securities available-for-sale	$ (71,580)	$ (47,894)
Proceeds from maturities, calls and paydowns of securities available-for-sale	6,027	4,718
Purchases of bank owned life insurance	-	(2,000)
(Purchase) sale of Federal Home Loan Bank stock	(63)	227
Proceeds from sale of other real estate owned	-	344
Origination of loans, net of principal collected	(30,563)	6,696
Purchases of premises and equipment	(432)	(956)

Net cash (used in) investing activities	$ (96,611)	$ (38,865)

Cash flows from financing activities
Net (decrease) increase in deposits	$ (11,710)	$ 54,475
Principal payments on finance lease obligations	(177)	(208)
Principal payments on other borrowings	(264)	-
Repurchase of common stock	-	(427)
Dividends paid to common stockholders	(664)	(607)

Net cash (used in) provided by financing activities	$ (12,815)	$ 53,233

(Decrease) increase in cash and cash equivalents	(108,299)	22,403

Cash and cash equivalents at beginning of period	$ 183,153	$ 100,886

Cash and cash equivalents at end of period	$ 74,854	$ 123,289

Supplemental schedule of noncash investing and financing activities
Noncash transactions
Transfer of loans to other real estate owned	$ -	$ 66
Fair value adjustment for securities available-for-sale	(25,162)	(1,843)

Supplemental disclosures of cash flow information
Cash transactions
Cash paid for interest	$ 1,008	$ 1,170
Cash paid for income taxes	900	1,450

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2022 and 2021

(dollars in thousands, except per share amounts) (unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2020	4,339,436	$ 9,286	$ 30,989	$ 24,665	$ 1,792	$ 66,732

Net Income	-	-	-	1,835	-	1,835
Dividends paid on common stock ($0.07 per share)	-	-	-	(304)	-	(304)
Repurchase of common stock	(14,600)	(31)	(181)	-	-	(212)
Other comprehensive (loss)	-	-	-	-	(2,717)	(2,717)
Balance at March 31, 2021	4,324,836	$ 9,255	$ 30,808	$ 26,196	$ (925)	$ 65,334

Net Income	-	-	-	2,014	-	2,014
Dividends paid on common stock ($0.07 per share)	-	-	-	(303)	-	(303)
Repurchase of common stock	(14,300)	(31)	(184)	-	-	(215)
10% Stock dividend	431,024	923	6,620	(7,543)	-	-
Other comprehensive income	-	-	-	-	1,261	1,261
Balance at June 30, 2021	4,741,560	$ 10,147	$ 37,244	$ 20,364	$ 336	$ 68,091

Balance at December 31, 2021	4,740,657	$ 10,145	$ 37,230	$ 23,440	$ (1,386)	$ 69,429
Net Income	-	-	-	2,139	-	2,139
Dividends paid on common stock ($0.07 per share)	-	-	-	(332)	-	(332)
Other comprehensive (loss)	-	-	-	-	(10,657)	(10,657)
Balance at March 31, 2022	4,740,657	$ 10,145	$ 37,230	$ 25,247	$ (12,043)	$ 60,579

Net Income	-	-	-	2,292	-	2,292
Dividends paid on common stock ($0.07 per share)	-	-	-	(332)	-	(332)
Other comprehensive (loss)	-	-	-	-	(9,221)	(9,221)
Balance at June 30, 2022	4,740,657	$ 10,145	$ 37,230	$ 27,207	$ (21,264)	$ 53,318

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2021. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2021 included in Financial’s Annual Report on Form 10-K. Results for the three and six month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Financial’s critical accounting policies include the evaluation of the allowance for loan losses which is based on management’s estimate of an amount that is adequate to absorb probable losses inherent in the loan portfolio of Bank of the James (the “Bank”), Financial’s wholly-owned subsidiary. The allowance for loan losses is established through a provision for loan losses based on available information including the composition of the loan portfolio, historical loan losses, specific impaired loans, availability and quality of collateral, age of the various portfolios, changes in local economic conditions, and loan performance and quality of the portfolio. Different assumptions used in evaluating the adequacy of the Bank’s allowance for loan losses could result in material changes in Financial’s financial condition and results of operations. The Bank’s policy with respect to the methodology for determining the allowance for loan losses involves a high degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about uncertain matters. This critical policy and its assumptions are periodically reviewed with the Board of Directors.

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

Financial also considers valuation of other real estate owned (OREO) a critical accounting policy. OREO consists of properties acquired through foreclosure or deed in lieu of foreclosure. These properties are carried at fair value less estimated costs to sell at the date of acquisition. Losses from the acquisition of property in full or partial satisfaction of loans are charged against the allowance for loan losses. Subsequent write-downs, if any, are charged against expense. Gains and losses on the sales of foreclosed properties are included in determining net income in the year of the sale. Operating costs after acquisition are expensed.

Note 2 – Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3 – Earnings Per Common Share (EPS)

The following is a summary of the earnings per share calculation for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net income	$ 2,292,000	$ 2,014,000	$ 4,431,000	$ 3,849,000

Weighted average number of shares	4,740,657	4,748,356	4,740,657	4,757,480
Restricted stock units/stock options affect of incremental shares	-	-	-	-

Weighted average diluted shares	4,740,657	4,748,356	4,740,657	4,757,480

Basic and Diluted EPS (weighted avg shares)	$ 0.48	$ 0.42	$ 0.93	$ 0.81

In 2022 and 2021, all restricted stock units (RSUs) were excluded from calculating diluted earnings per share as the Company elected to settle units vesting in 2022 and 2021 wholly in cash. There are currently no outstanding RSUs as of June 30, 2022. There were no potentially dilutive shares outstanding in 2022 and 2021. Consequently, the weighted average shares and weighted average diluted shares were identical. Weighted average and per share amounts for all periods have been adjusted to reflect a 10% stock dividend declared on May 18, 2021.

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

On January 2, 2019, the Company granted its first block of equity compensation under the 2018 Incentive Plan consisting of 24,500 restricted stock units. The recipients of restricted stock units do not receive shares of the Company’s stock immediately, but instead may receive shares, cash in lieu of shares, or a combination thereof upon satisfying the requisite service period specified by the terms and conditions of the grant. Additionally, the recipients of restricted stock units do not enjoy the rights of holder of the Company’s common stock until the units have vested and as such, they do not have voting rights or rights to nonforfeitable dividends. The related compensation expense is based on the fair value of the Company’s stock. The RSUs granted in 2019 vested over 3 years in thirds. The first one-third vested on January 2, 2020, the second one-third vested on January 2, 2021 and the final one-third vested January 2, 2022. The value of all of the vested portions of the grant were settled with cash payments and no shares were issued.

Note 4 – Stock Based Compensation (continued)

The total expense recognized for the three and six months ended June 30, 2021 in connection with the restricted stock unit awards was approximately $27,000 and $53,000, respectively. As of January 2, 2022 there was no additional unrecognized expense related to the 24,500 restricted stock units granted on January 2, 2019. There were no forfeitures during the six-month period ending June 30, 2021 or June 30, 2022.

At June 30, 2022, there is no further unrecognized stock-based compensation expense related to the restricted stock units granted on January 2, 2019 as all units have vested and have been settled.

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

		Carrying Value at June 30, 2022 (in thousands)
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Balance as of	Markets for	Observable	Inputs
	June 30,	Identical Assets	Inputs	(Level 3)
Description	2022	(Level 1)	(Level 2)
US Treasuries	$4,763	$—	$4,763	$—
US agency obligations	64,402	—	64,402	—
Mortgage-backed securities	74,987	—	74,987	—
Municipals	41,013	—	41,013	—
Corporates	16,264	—	16,264	—

Total available-for-sale securities	$201,429	$—	$201,429	$—
IRLCs - asset	118	—	—	118
Forward sales commitments - asset	59	—	—	59
Total assets at fair value	$201,606	$—	$201,429	$177

		Carrying Value at December 31, 2021 (in thousands)
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Balance as of	Markets for	Observable	Inputs
	December 31,	Identical Assets	Inputs	(Level 3)
Description	2021	(Level 1)	(Level 2)
US Treasuries	$2,002	$—	$2,002	$—
US agency obligations	58,470	—	58,470	—
Mortgage-backed securities	37,438	—	37,438	—
Municipals	50,204	—	50,204	—
Corporates	13,153	—	13,153	—

Total available-for-sale securities	$161,267	$—	$161,267	$—
IRLCs – asset	144	—	—	144
Total assets at fair value	$161,411	$—	$161,267	$144

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

Note 5 – Fair Value Measurements (continued)

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2022
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
IRLCs – asset	$118	Market approach	Range of pull through rate	70% - 100% (85%)
Forward Sales Commitments – asset	59	Market approach	Range of pull through rate	70% - 100% (85%)

(1)    Weighted based on the relative value of the instruments

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2021
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
IRLCs - asset	$144	Market approach	Range of pull through rate	70% - 100% (85%)

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

Loans held for sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended June 30, 2022. Gains and losses on the sale of loans are recorded within gains on sales of loans held for sale on the Consolidated Statements of Income.

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

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period (in thousands):

		Carrying Value at June 30, 2022
Description	Balance as of June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$1,371	$—	$—	$1,371
Other real estate owned	761	—	—	761

* Includes loans charged down to the net realizable value of the collateral.

		Carrying Value at December 31, 2021
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$1,802	$—	$—	$1,802
Other real estate owned	761	—	—	761

* Includes loans charged down to the net realizable value of the collateral.

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2022
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
Impaired loans	$1,371	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)

OREO	761	Discounted appraised value	Selling cost	10%
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

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

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments and their placement in the fair value hierarchy at June 30, 2022 and December 31, 2021 was as follows (in thousands):

		Fair Value Measurements at June 30, 2022 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$34,249	$34,249	$—	$—	$34,249
Fed funds sold	40,605	40,605	—	—	40,605
Securities
Available-for-sale	201,429	—	201,429	—	201,429
Held-to-maturity	3,647	—	3,361	—	3,361
Restricted stock	1,387		1,387	—	1,387
Loans, net (1)	607,322	—	-	582,406	582,406
Loans held for sale	4,460	—	4,460	—	4,460
Interest receivable	2,315	—	2,315	—	2,315
BOLI	19,010	—	19,010	—	19,010
Derivatives – IRLCs	118	—	—	118	118
Derivatives – Forward sales commitments	59	—	—	59	59

Liabilities
Deposits	$875,346	$—	$875,744	$—	$875,744
Capital notes	10,035	—	—	9,869	9,869
Other borrowings	10,721		—	10,743	10,743
Interest payable	37	—	37	—	37

		Fair Value Measurements at December 31, 2021 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$29,337	$29,337	$—	$—	$29,337
Fed funds sold	153,816	153,816	—	—	153,816
Securities
Available-for-sale	161,267	—	161,267	—	161,267
Held-to-maturity	3,655	—	4,006	—	4,006
Restricted stock	1,324	—	1,324	—	1,324
Loans, net (1)	576,469	—	—	565,543	565,543
Loans held for sale	1,628	—	1,628	—	1,628
Interest receivable	2,064	—	2,064	—	2,064
BOLI	18,785	—	18,785	—	18,785
Derivatives	144	—	—	144	144

Liabilities
Deposits	$887,056	$—	$887,955	$—	$887,955
Capital notes	10,031	—	—	10,712	10,712
Other borrowings	10,985	—	—	11,467	11,467
Interest payable	46	—	46	—	46

(1) Carrying amount is net of unearned income and the Allowance.

Note 6 – Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30, 2022
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$3,647	$-	$(286)	$3,361

Available-for-Sale
US Treasuries	4,876	-	(113)	4,763
US agency obligations	71,777	46	(7,421)	64,402
Mortgage-backed securities	83,909	2	(8,924)	74,987
Municipals	50,738	1	(9,726)	41,013
Corporates	17,045	-	(781)	16,264
	$228,345	$49	$(26,965)	$201,429

	December 31, 2021
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$3,655	$351	$—	$4,006

Available-for-Sale
US Treasuries	2,000	2	—	2,002
US agency obligations	59,144	575	(1,249)	58,470
Mortgage-backed securities	38,017	75	(654)	37,438
Municipals	50,806	368	(970)	50,204
Corporates	13,053	169	(69)	13,153
	$163,020	$1,189	$(2,942)	$161,267

Note 6 – Securities (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2022 and December 31, 2021 (amounts in thousands):

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2022	Value	Losses	Value	Losses	Value	Losses
Description of securities
Held-to-maturity
US agency obligations	$3,647	$286	$—	$—	$3,647	$286

Available-for-sale
US Treasuries	4,763	113	—	—	4,763	113
US agency obligations	37,991	3,234	25,203	4,187	63,194	7,421
Mortgage-backed securities	59,940	6,177	14,868	2,747	74,808	8,924
Municipals	25,665	5,912	14,126	3,814	39,791	9,726
Corporates	8,264	781	—	—	8,264	781
Total	$140,270	$16,503	$54,197	$10,748	$194,467	$27,251

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2021	Value	Losses	Value	Losses	Value	Losses
Description of securities
Held-to-maturity
US agency obligations	$—	$—	$—	$—	$—	$—

Available-for-sale
US Treasuries	—	—	—	—	—	—
US agency obligations	21,893	379	15,233	870	37,126	1,249
Mortgage-backed securities	28,019	402	6,382	252	34,401	654
Municipals	28,028	635	7,952	335	35,980	970
Corporates	1,931	69	—	—	1,931	69
Total	$79,871	$1,485	$29,567	$1,457	$109,438	$2,942

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

At June 30, 2022 the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of June 30, 2022, the Bank owned 117 securities in an unrealized loss position that were being evaluated for other than temporary impairment. Of the securities, 46 were S&P rated AAA, 63 were rated AA, six were rated A, one was rated BBB, and one was non-rated. As of June 30, 2022, 51 of these securities were municipal issues, 56 were backed by the US government, and 10 were issues of publicly traded domestic corporations.

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

There were no sales of available-for-sale securities during the three and six months ended June 30, 2022 and 2021.

Note 6 – Securities (continued)

The amortized costs and fair values of securities at June 30, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2022
	Amortized
	Costs	Fair Value
Available-for-sale:
Due in one year or less	$ 3,025	$ 3,004
Due after one year through five years	41,307	38,878
Due after five years through ten years	74,058	66,696
Due after ten years	109,955	92,851

Total securities Available-for-sale	$ 228,345	$ 201,429

	Amortized
	Costs	Fair Value
Held-to-maturity:
Due in one year or less	$ -	$ -
Due after one year through five years	-	-
Due after five years through ten years	2,426	2,271
Due after ten years	1,221	1,090

Total securities Held-to-maturity	$ 3,647	$ 3,361

Note 7 – Business Segments

The Company has three reportable business segments: (i) a traditional full-service community banking segment, (ii) a mortgage loan origination business, and (iii) a registered investment advisory business (sometimes referred to as the wealth management business). The community banking business segment includes Bank of the James which provides loans, deposits, investments and insurance to retail and commercial customers throughout Region 2000 and other areas within Central Virginia. The mortgage segment provides a variety of mortgage loan products principally within Region 2000. Mortgage loans are originated and sold in the secondary market through purchase commitments from investors with servicing released. Because of the pre-arranged purchase commitments, there is minimal risk to the Company. The investment advisory business offers investment advisory services through Financial’s wholly-owned subsidiary, Pettyjohn, Wood & White, Inc.

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

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three and six months ended June 30, 2022 and 2021 was as follows (dollars in thousands):

Note 7 – Business Segments (continued)

Business Segments
			Investment
	Community		Advisory
	Banking	Mortgage	Services	Total
For the three months ended June 30, 2022
Net interest income	$ 7,124	$ -	$ -	$ 7,124
Recovery of loan losses	(300)	-	-	(300)
Net interest income after recovery of loan losses	7,424	-	-	7,424
Noninterest income	774	1,299	961	3,034
Noninterest expenses	5,874	1,159	559	7,592
Income before income taxes	2,324	140	402	2,866
Income tax expense	459	30	85	574
Net income	$ 1,865	$ 110	$ 317	$ 2,292
Total assets	$ 941,294	$ 5,141	$ 13,142	$ 959,577

For the three months ended June 30, 2021
Net interest income	$ 6,710	$ -	$ -	$ 6,710
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	6,710	-	-	6,710
Noninterest income	739	2,310	-	3,049
Noninterest expenses	5,705	1,532	-	7,237
Income before income taxes	1,744	778	-	2,522
Income tax expense	345	163	-	508
Net income	$ 1,399	$ 615	$ -	$ 2,014
Total assets	$ 901,350	$ 7,014	$ -	$ 908,364

			Investment
	Community		Advisory
	Banking	Mortgage	Services	Total
Six months ended June 30, 2022
Net interest income	$ 13,514	$ -	$ -	$ 13,514
Recovery of loan losses	(600)	-	-	(600)
Net interest income after recovery of loan losses	14,114	-	-	14,114
Noninterest income	1,486	3,203	1,976	6,665
Noninterest expenses	11,501	2,609	1,130	15,240
Income before income taxes	4,099	594	846	5,539
Income tax expense	805	125	178	1,108
Net income	$ 3,294	$ 469	$ 668	$ 4,431
Total assets	$ 941,294	$ 5,141	$ 13,142	$ 959,577

Six months ended June 30, 2021
Net interest income	$ 13,458	$ -	$ -	$ 13,458
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	13,458	-	-	13,458
Noninterest income	1,399	4,084	-	5,483
Noninterest expenses	11,209	2,917	-	14,126
Income before income taxes	3,648	1,167	-	4,815
Income tax expense	721	245	-	966
Net income	$ 2,927	$ 922	$ -	$ 3,849
Total assets	$ 901,350	$ 7,014	$ -	$ 908,364

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

Loan Segments:	Loan Classes:
Commercial	Commercial and industrial loans
Commercial real estate	Commercial mortgages – owner occupied
Commercial mortgages – non-owner occupied
Commercial construction
Consumer	Consumer unsecured
Consumer secured
Residential	Residential mortgages
Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	June 30,	December 31,
	2022	2021
Commercial	$102,879	$105,067
Commercial real estate	354,061	338,149
Consumer	100,165	89,102
Residential	56,833	51,066

Total loans (1)	613,938	583,384

Less allowance for loan losses	6,616	6,915

Net loans	$607,322	$576,469

(1)Includes net deferred costs of $1,238 and $372 as of June 30, 2022 and December 31, 2021, respectively.

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

Note 8 – Loans, allowance for loan losses and OREO (continued)

Loans on Non-Accrual Status

(dollars in thousands)

	As of
	June 30, 2022	December 31, 2021
Commercial	$60	$25
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	502	501
Commercial Mortgages-Non-Owner Occupied	129	138
Commercial Construction	—	—
Consumer
Consumer Unsecured	—	—
Consumer Secured	8	127
Residential:
Residential Mortgages	156	163
Residential Consumer Construction	—	—

Totals	$855	$954

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank which was acquired through purchase at foreclosure or from the borrower through a deed in lieu of foreclosure. OREO remained the same at $761 from December 31, 2021 to June 30, 2022. The following table represents the changes in OREO balance during the six months ended June 30, 2022 and year ended December 31, 2021.

OREO Changes

(dollars in thousands)

	Six Months Ended Year Ended
	June 30, 2022	December 31, 2021
Balance at the beginning of the year (net)	$761	$1,105
Transfers from loans	—	111
Capitalized costs	—	—
Valuation adjustments	—	—
Sales proceeds	—	(368)
Loss on disposition	—	(87)
Balance at the end of the period (net)	$761	$761

At June 30, 2022 and December 31, 2021, the Company had no consumer mortgage loans secured by residential real estate for which foreclosure was in process. The Company held no residential real estate properties in other real estate owned as of June 30, 2022 and December 31, 2021.

Note 8 – Loans, allowance for loan losses and OREO (continued)

Impaired Loans
(dollars in thousands)
As of and For the Six Months Ended June 30, 2022
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment (1)	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded:
Commercial	$ -	$ -	$ -	$ 9	$ -
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,210	1,417	-	1,901	32
Commercial Mortgage Non-Owner Occupied	525	525	-	314	13
Commercial Construction	-	-	-	-	-
Consumer
Consumer Unsecured	-	-	-	-	-
Consumer Secured	252	252	-	156	4
Residential
Residential Mortgages	1,362	1,440	-	1,339	27
Residential Consumer Construction	-	-	-	-	-

With an Allowance Recorded:
Commercial	$ -	$ -	$ -	$ -	$ -
Commercial Real Estate
Commercial Mortgages-Owner Occupied	-	-	-	-	-
Commercial Mortgage Non-Owner Occupied	-	-	-	-	-
Commercial Construction	-	-	-	-	-
Consumer
Consumer Unsecured	-	-	-	-	-
Consumer Secured	-	-	-	-	-
Residential
Residential Mortgages	-	-	-	-	-
Residential Consumer Construction	-	-	-	-	-

Totals:
Commercial	$ -	$ -	$ -	$ 9	$ -
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,210	1,417	-	1,901	32
Commercial Mortgage Non-Owner Occupied	525	525	-	314	13
Commercial Construction	-	-	-	-	-
Consumer
Consumer Unsecured	-	-	-	-	-
Consumer Secured	252	252	-	156	4
Residential
Residential Mortgages	1,362	1,440	-	1,339	27
Residential Consumer Construction	-	-	-	-	-
	$ 3,349	$ 3,634	$ -	$ 3,719	$ 76

(1)Recorded Investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

Note 8 – Loans, allowance for loan losses and OREO (continued)

Impaired Loans
(dollars in thousands)
As of and For the Year Ended December 31, 2021
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment (1)	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded:
Commercial	$ 17	$ 67	$ -	$ 179	$ 5
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,592	2,971	-	2,368	154
Commercial Mortgage Non-Owner Occupied	102	102	-	371	13
Commercial Construction	-	-	-	-	-
Consumer
Consumer Unsecured	-	-	-	-	-
Consumer Secured	59	60	-	201	2
Residential
Residential Mortgages	1,316	1,390	-	1,332	47
Residential Consumer Construction	-	-	-	-	-

With an Allowance Recorded:
Commercial	$ -	$ -	$ -	$ 2	$ -
Commercial Real Estate
Commercial Mortgages-Owner Occupied	-	-	-	-	-
Commercial Mortgage Non-Owner Occupied	-	-	-	-	-
Commercial Construction	-	-	-	-	-
Consumer
Consumer Unsecured	-	-	-	-	-
Consumer Secured	-	-	-	-	-
Residential
Residential Mortgages	-	-	-	-	-
Residential Consumer Construction	-	-	-	-	-

Totals:
Commercial	$ 17	$ 67	$ -	$ 181	$ 5
Commercial Real Estate
Commercial Mortgages-Owner Occupied	2,592	2,971	-	2,368	154
Commercial Mortgage Non-Owner Occupied	102	102	-	371	13
Commercial Construction	-	-	-	-	-
Consumer
Consumer Unsecured	-	-	-	-	-
Consumer Secured	59	60	-	201	2
Residential
Residential Mortgages	1,316	1,390	-	1,332	47
Residential Consumer Construction	-	-	-	-	-
	$ 4,086	$ 4,590	$ -	$ 4,453	$ 221

(1)Recorded Investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Six Months Ended June 30, 2022

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Loan Losses:

Beginning Balance	$ 1,471	$ 3,637	$ 860	$ 947	$ 6,915
Charge-Offs	-	-	(9)	-	(9)
Recoveries	87	206	12	5	310
Provision (Recovery of)	(261)	(709)	58	312	(600)
Ending Balance	1,297	3,134	921	1,264	6,616

Ending Balance: Individually evaluated for impairment	-	-	-	-	-

Ending Balance: Collectively evaluated for impairment	1,297	3,134	921	1,264	6,616

Totals:	$ 1,297	$ 3,134	$ 921	$ 1,264	$ 6,616

Financing Receivables:
Ending Balance: Individually evaluated for impairment	-	1,735	252	1,362	3,349

Ending Balance: Collectively evaluated for impairment	102,879	352,326	99,913	55,471	610,589

Totals:	$ 102,879	$ 354,061	$ 100,165	$ 56,833	$ 613,938

Note 8 – Loans, allowance for loan losses and OREO (continued)

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2021

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Loan Losses:

Beginning Balance	$ 2,001	$ 3,550	$ 868	$ 737	$ 7,156
Charge-Offs	(53)	-	(38)	-	(91)
Recoveries	112	72	29	137	350
Provision (Recovery of)	(589)	15	1	73	(500)
Ending Balance	1,471	3,637	860	947	6,915

Ending Balance: Individually evaluated for impairment	-	-	-	-	-

Ending Balance: Collectively evaluated for impairment	1,471	3,637	860	947	6,915

Totals:	$ 1,471	$ 3,637	$ 860	$ 947	$ 6,915

Financing Receivables:
Ending Balance: Individually evaluated for impairment	17	2,694	59	1,316	4,086

Ending Balance: Collectively evaluated for impairment	105,050	335,455	89,043	49,750	579,298

Totals:	$ 105,067	$ 338,149	$ 89,102	$ 51,066	$ 583,384

Note 8 – Loans, allowance for loan losses and OREO (continued)

Credit Quality Information - by Class
June 30, 2022
	Pass	Monitor	Special	Substandard	Doubtful	Totals
			Mention
Commercial	$ 93,336	$ 4,476	$ 4,949	$ 118	$ -	$ 102,879
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	127,879	2,014	-	1,229	-	131,122
Commercial Mortgages-Non-Owner Occupied	197,847	96	1,206	725	-	199,874
Commercial Construction	23,065	-	-	-	-	23,065
Consumer
Consumer Unsecured	3,857	-	21	1	-	3,879
Consumer Secured	95,934	-	-	352	-	96,286
Residential:
Residential Mortgages	35,614	-	-	1,479	-	37,093
Residential Consumer Construction	19,740	-	-	-	-	19,740

Totals	$ 597,272	$ 6,586	$ 6,176	$ 3,904	$ -	$ 613,938

Credit Quality Information - by Class
December 31, 2021
	Pass	Monitor	Special	Substandard	Doubtful	Totals
			Mention
Commercial	$ 92,789	$ 7,965	$ 4,262	$ 51	$ -	$ 105,067
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	116,098	5,986	4,130	2,620	-	128,834
Commercial Mortgages-Non-Owner Occupied	176,291	2,506	-	316	-	179,113
Commercial Construction	30,202	-	-	-	-	30,202
Consumer
Consumer Unsecured	2,581	-	23	1	-	2,605
Consumer Secured	86,265	-	-	232	-	86,497
Residential:
Residential Mortgages	30,486	-	-	1,439	-	31,925
Residential Consumer Construction	19,141	-	-	-	-	19,141

Totals	$ 553,853	$ 16,457	$ 8,415	$ 4,659	$ -	$ 583,384

Note 8 – Loans, allowance for loan losses and OREO (continued)

Age Analysis of Past Due Loans as of June 30, 2022
							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$ 200	$ -	$ 60	$ 260	$ 102,619	$ 102,879	$ -
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	-	-	502	502	130,620	131,122	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	199,874	199,874	-
Commercial Construction	-	-	-	-	23,065	23,065	-
Consumer:
Consumer Unsecured	-	-	-	-	3,879	3,879	-
Consumer Secured	87	7	-	94	96,192	96,286	-
Residential:
Residential Mortgages	111	-	96	207	36,886	37,093	-
Residential Consumer Construction	-	-	-	-	19,740	19,740	-
Total	$ 398	$ 7	$ 658	$ 1,063	$ 612,875	$ 613,938	$ -

Age Analysis of Past Due Loans as of December 31, 2021
							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$ -	$ 1	$ 25	$ 26	$ 105,041	$ 105,067	$ -
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	464	-	501	965	127,869	128,834	-
Commercial Mortgages-Non-Owner Occupied	1,310	-	-	1,310	177,803	179,113	-
Commercial Construction	-	-	-	-	30,202	30,202	-
Consumer:
Consumer Unsecured	8	1	-	9	2,596	2,605	-
Consumer Secured	111	3	118	232	86,265	86,497	-
Residential:
Residential Mortgages	948	-	163	1,111	30,814	31,925	-
Residential Consumer Construction	-	-	-	-	19,141	19,141	-
Total	$ 2,841	$ 5	$ 807	$ 3,653	$ 579,731	$ 583,384	$ -

Note 8 – Loans, allowance for loan losses and OREO (continued)

Troubled Debt Restructurings (TDR)

There was one loan modification that was classified as a TDR during the three and six months ended June 30, 2022. This loan has had its original terms modified to facilitate payment by the borrower. The loan has been classified as a TDR primarily due to the extension of the maturity date which lowered the borrower’s payment.

There were no loan modifications that would have been classified as TDRs during the three and six months ended June 30, 2021.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three and six months ended June 30, 2022 and 2021.

At June 30, 2022 and December 31, 2021, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

At the outset of the COVID-19 pandemic in the spring of 2020, we developed relief programs to assist borrowers in financial need due to the effects of the COVID-19 pandemic. Accordingly, we offered short-term modifications made in response to COVID-19 to certain borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, deferral of principal only (interest only payments), or other delays in payment that are insignificant. The Bank modified a total of 191 loans. As of June 30, 2022 and December 31, 2021, none of the 191 previously modified loans remain in deferment and all such previously deferred loans are current.

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

Note 9 – Revenue Recognition (continued)

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

Note 10 - COVID-19 and Current Economic Conditions

On March 11, 2020, the World Health Organization announced that the COVID-19 outbreak was deemed a pandemic, and on March 13, 2020, the President declared the ongoing COVID-19 pandemic of sufficient magnitude to warrant an emergency declaration. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and when state and local economies will return to operational norms, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. In addition, we rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Furthermore, the outbreak could negatively impact our employees’ and customers’ ability to engage in banking and other financial transactions. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a COVID-19 outbreak in our market areas.

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

Note 11 – Capital Notes and Other Borrowings

On April 13, 2020, the Company commenced a private placement of unregistered debt securities (the “2020 Offering”). In the 2020 Offering, the Company sold and closed $10,050,000 in principal of notes (the “2020 Notes”) during the 2nd and 3rd quarters of 2020. The 2020 Offering officially ended on July 8, 2020. The 2020 Notes bear interest at the rate of 3.25% per year with interest payable quarterly in arrears. The 2020 Notes will mature on June 30, 2025 and are currently subject subject to full or partial call by the Company. The balance of the 2020 Notes on the June 30, 2022 consolidated balance sheet is presented net of unamortized issuance costs.

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

On December 29, 2021 Financial borrowed $11,000,000 from National Bank of Blacksburg (NBB) pursuant to a secured promissory note (the “NBB Note”). Prior to the modification discussed below, the NBB Note bore interest at the rate of 4.00%, and was being amortized over a fifteen year period with a balloon payment of approximately $9,375,000 due on December 31, 2024. The note is secured by a first priority lien on approximately 4.95% of the Bank's common stock. The balance of the NBB Note is presented on the December 31, 2021 consolidated balance sheet under “other borrowings” and is net of unamortized issuance costs. A portion of the proceeds were used to purchase 100% of the capital stock of PWW.

On June 30, 2022, NBB agreed to modify the terms of the NBB Note effective July 1, 2022. Pursuant to the modification, the balloon payment date was extended to December 31, 2026 from December 31, 2024 and the interest rate was lowered to 3.90% from 4.00%. The approximate amount of the balloon payment on December 31, 2026 will be $8,104,000.

Note 12 – Acquisitions

Goodwill arises from business combinations and is generally determined as the excess of fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquired entity, over the fair value of the nets assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently in events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected September 1 of each year as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

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

It was necessary to increase goodwill related to PWW during the six months ended June 30, 2022 as a result of a contractual net working capital adjustment payment to the previous owners of PWW in the amount of approximately $818,000. This net working capital adjustment payment was related to fees generated by PWW that were not collected until 2022. This adjustment to goodwill was within the one-year measurement period allowed per GAAP.

Note 13 – Recent accounting pronouncements and other authoritative guidance

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company has contracted with an additional vendor in addition to its core processer and the implementation process has begun. It is anticipated that the Company will run the CECL methodology side by side with the current allowance methodology for the last 4 months of 2022 before full implementation.

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

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company does not expect the adoption of ASU 2022-03 to have a material impact on its consolidated financial statements.

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses

Note 13 – Recent accounting pronouncements and other authoritative guidance (continued)

areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.

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

•On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs, and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. In addition, upon expiration of the initial loan modification period, the Bank, pursuant to the “Joint Statement on Additional Loan Accommodations Related to COVID-19” published August 3, 2020, is encouraged to continue to work with effected borrowers on additional loan modifications. Since the beginning of the pandemic in the spring of 2020, the Bank has modified a total of 191 loans. The principal balances of these loans on March 31, 2022 (adjusted for payoffs) totaled approximately $76 million. As of June 30, 2022, none of the 191 previously modified loans remain in deferment and all such previously deferred loans are current.

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

-Limitation of business travel and in-person meetings; and

-Use of online meeting platforms, including successfully conducting the 2020, 2021, and 2022 Annual Meetings of Shareholders in a virtual format.

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

Our operating results depend primarily upon the Bank’s net interest income, which is determined by the difference between (i) interest and dividend income on earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. The Bank’s net income also is affected by its provision for loan losses, as well as the level of its noninterest income, including gains on sales of loans held for sale and service charges, and investment advisory fees, and its noninterest expenses, including salaries and employee benefits, occupancy expense, data processing expenses, Federal Deposit Insurance Corporation premiums, expense in complying with the Sarbanes-Oxley Act of 2002, miscellaneous other expenses, franchise taxes, and income taxes.

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

•Residential mortgage loan production office located at 570 West Main St., Wytheville, Virginia

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

•Real property located at 4105 Boonsboro Road, Lynchburg, Virginia. This property is a former bank branch and with minor cosmetic improvements is suitable as is to be used as a bank branch. The Bank does not anticipate utilizing this location as a bank branch prior to the fourth quarter of 2022.

•Real property located at 1925 Atherholt Road, Lynchburg, Virginia. On December 31, 2021, the Bank purchased real property located at 1925 Atherholt Road, Lynchburg, Virginia. The building currently serves as the offices for Financial's wholly-owned subsidiary, PWW. PWW is currently leasing the space from the Bank on a month-to-month basis. While the Bank currently does not have a timeline for a branch at this location, the space is attractive for a branch due to its close proximity to Centra's Lynchburg General Hospital. The investment needed to upfit the property will be minimal.

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

June 30, 2022
(in thousands)
Commitments to extend credit	$191,935
Letters of Credit	4,263
Total	$196,138

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of June 30, 2022 and December 31, 2021 and the results of operations of Financial for the three and six month periods ended June 30, 2022 and 2021. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

June 30, 2022 as Compared to December 31, 2021

Total assets were $959,577,000 on June 30, 2022 compared with $987,634,000 at December 31, 2021, a decrease of 2.84%. The decrease in total assets was primarily due to a decrease in cash and cash equivalents. This decrease in cash and cash equivalents was due primarily to i) a decrease in deposits; ii) the use of cash to fund loan growth; and iii) the use of cash to purchase securities available-for-sale to take advantage of the increase in interest rates. The resulting increase in securities available-for-sale was offset by an increase in the unrealized loss (mark to market) on the securities available-for-sale.

Total deposits decreased from $887,056,000 as of December 31, 2021 to $875,346,000 on June 30, 2022, a decrease of 1.32%. The decrease resulted in large part from decreases in the following deposit categories: noninterest-bearing demand deposits and time deposits.

Total loans, excluding loans held for sale, increased to $613,938,000 on June 30, 2022 from $583,384,000 on December 31, 2021, resulting from an increase in commercial real estate loans (owner occupied and non-owner occupied and excluding construction loans). Growth was partially offset by the continued payoff of PPP loans, the payoff of two substandard loans, and normal amortization. Loans, excluding loans held for sale and net of deferred fees and costs and the allowance for loan losses, increased to $607,322,000 on June 30, 2022 from $576,469,000 on December 31, 2021, an increase of 5.35%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	June 30, 2022		December 31, 2021
	Amount	Percentage (%)	Amount	Percentage (%)
Commercial	$102,879	16.76	$105,067	18.01
Commercial Real Estate	354,061	57.66	338,149	57.97
Consumer	100,165	16.32	89,102	15.27
Residential	56,833	9.26	51,066	8.75
Total loans	$613,938	100.00	$583,384	100.00

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and OREO decreased to $1,616,000 on June 30, 2022 from $1,715,000 on December 31, 2021. OREO remained constant at $761,000 on both June 30, 2022 and December 31, 2021. Non-performing loans decreased slightly from $954,000 at December 31, 2021 to $855,000 at June 30, 2022.

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

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure or deeds in lieu of foreclosure. On December 31, 2021, the Bank was carrying two OREO properties on its books at a value of $761,000. During the six months ended June 30, 2022, the Bank neither acquired or disposed of any OREO property. The OREO properties are available for sale and are being actively marketed.

The Bank had loans in the amount of $432,000 at June 30, 2022 classified as performing TDRs as compared to $372,000 at December 31, 2021. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily due to a change to interest only payments and the maturity of these modified loans is primarily less than one year.

At the beginning of the COVID-19 pandemic, we developed relief programs to assist borrowers in financial need. Accordingly, we offered short-term modifications made in response to COVID-19 to certain borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, deferral of principal only (interest only payments), or other delays in payment that were insignificant. The Bank modified a total of 191 loans. The principal balances of these loans on June 30, 2022 (adjusted for payoffs) totaled approximately $76 million. As of June 30, 2022 and December 31, 2021, none of the 191 previously modified loans remain in deferment and all such previously deferred loans are current.

Cash and cash equivalents decreased to $74,854,000 on June 30, 2022 from $183,153,000 on December 31, 2021. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). This decrease was due primarily to i) a decrease in deposits; ii) the use of cash to fund loan growth; and iii) the use of cash to purchase securities available-for-sale to take advantage of the increase in interest rates. In addition, cash and cash equivalents are subject to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts.

Securities held-to-maturity were essentially flat, decreasing slightly to $3,647,000 on June 30, 2022 from $3,655,000 on December 31, 2021. This decrease is a result of normal amortization of premiums within the held-to-maturity portfolio.

Securities available-for-sale, which are carried on the balance sheet at fair market value, increased to $201,429,000 on June 30, 2022, from $161,267,000 on December 31, 2021. During the six months ended June 30, 2022, the Bank purchased $71,580,000 in available-for-sale securities, which was responsible for the increase in securities available-for sale. During the six months ended June 30, 2022 the Bank did not sell any securities available-for-sale and received $6,027,000 in proceeds from calls, maturities, and paydowns of securities available-for-sale, which partially offset the increase. The increase was offset in part by an increase in the unrealized loss on securities available for sale of approximately $25,162,000.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $489,000 at June 30, 2022 and $426,000 at December 31, 2021, an increase of $63,000. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At June 30, 2022, Financial, on a consolidated basis, had liquid assets of $276,283,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, and available-for-sale investments. Of this amount, approximately $35,596,000 (representing current market value) of the available-for-sale securities are pledged as collateral with $30,165,000 pledged as security for public deposits, and $5,431,000 pledged as security on a line of credit the Bank may draw on from time to time to meet liquidity needs. This line of credit currently has a zero balance. Management believes that liquid assets were adequate at June 30, 2022. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank. In addition, if additional liquidity is needed, the Bank has the ability to purchase federal funds on the open market, borrow from the FHLBA using loans or investments within the Bank’s portfolio as collateral, and to borrow from the Federal Reserve Bank’s discount window.

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

At June 30, 2022, the Bank had a leverage ratio of approximately 8.28%, a Tier 1 risk-based capital ratio and a CET1 ratio of approximately 11.08% and a total risk-based capital ratio of approximately 11.96%. As of June 30, 2022 and December 31, 2021, the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of June 30, 2022 and December 31, 2021:

Bank Level Only Capital Ratios

Analysis of Capital for Bank of the James (Bank only)
(dollars in thousands)

	June 30,	December 31,
Analysis of Capital	2022	2021

Tier 1 capital
Common Stock	$ 3,742	$ 3,742
Surplus	22,325	22,325
Retained earnings	57,052	52,821
Total Tier 1 capital	$ 83,119	$ 78,888

Common Equity Tier 1 Capital (CET1)	$ 83,119	$ 78,888

Tier 2 capital
Allowance for loan losses	$ 6,616	$ 6,915

Total Tier 2 capital:	$ 6,616	$ 6,915
Total risk-based capital	$ 89,735	$ 85,803

Risk weighted assets	$ 749,994	$ 693,400
Average total assets	$ 1,003,598	$ 959,794

	Actual		Regulatory Benchmarks
			For Capital	For Well
	June 30,	December 31,	Adequacy	Capitalized
	2022	2021	Purposes (1)	Purposes
Capital Ratios:
Tier 1 capital to average total assets	8.28%	8.22%	4.000%	5.000%
Common Equity Tier 1 capital	11.08%	11.38%	7.000%	6.500%
Tier 1 risk-based capital ratio	11.08%	11.38%	8.500%	8.000%
Total risk-based capital ratio	11.96%	12.37%	10.500%	10.000%

(1)Includes the capital conservation buffer of 2.50% for all ratios, excluding the Tier 1 capital to average total assets ratio.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $3,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis at June 30, 2022 would be slightly lower than those of the Bank because a portion of proceeds from the sale of notes previously issued by the holding company were contributed to the Bank as equity.

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

While the CBLR framework is currently available for banks to use in their June 30, 2022 Call Report, the Bank has elected not to opt into the CBLR framework at this time.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

Earnings Summary

Financial had net income including all operating segments of $2,292,000 and $4,431,000 for the three and six months ended June 30, 2022, compared to $2,014,000 and $3,849,000 for the comparable periods in 2021. Basic and diluted earnings per common share for the three and six months ended June 30, 2022 were $0.48 and $0.93, compared to basic and diluted earnings per share of $0.42 and $0.81 for the three and six months ended June 30, 2021.

The increase in net income for the three months ended June 30, 2022, as compared to the prior year period was due primarily to i) a recovery of $300,000 from the allowance for loan losses during the quarter as compared to no recovery in the same period in 2021; and ii) an increase in net interest income in the quarter of $414,000.

The increase in net income for the six months ended June 30, 2022, as compared to the prior year period was due primarily to i) a recovery of $600,000 from the allowance for loan losses during the first six months as compared to no recovery in the same period in 2021; and ii) an increase in noninterest income of for the six months ended June 30, 2022 of $1,182,000, which was primarily due to an increase in wealth management fees from the services provided by PWW. Because the acquisition of PWW closed on December 31, 2021, PWW did not contribute any noninterest income in the first six months of 2021.

These operating results represent an annualized return on average stockholders’ equity of 12.68% and 12.48% for the three and six months ended June 30, 2022, compared with 12.23% and 11.86% for the three and six months ended June 30, 2021. This increase for the three and six months ended June 30, 2022 was due to an increase in our net income and a decrease in stockholders’ equity as a result of a decrease in the value of the available-for-sale securities resulting from an application of the mark-to-market accounting rules. The Company had an annualized return on average assets of 0.89% for both the three and six months ended June 30, 2022 compared with 0.88% and 0.86% for the same periods in 2021. The increase for the three and six months ended June 30, 2022 largely resulted from an increase in the Bank’s net income and was partially offset by an increase in average assets.

See “Noninterest Income” below for mortgage business and wealth management segment discussions.

Interest Income, Interest Expense, and Net Interest Income

For the three months ended June 30, 2022, interest income increased to $7,598,000 from $7,234,000 for the same period in 2021, due primarily to an increase in interest earning assets, which was offset in part by a decrease in yields on total earning assets. In the comparable period of 2021, the yield on loans were elevated due to the accretion of PPP fees as PPP loans were forgiven. The average rate received on loans was 4.12% for the three months ended June 30, 2022 as compared to 4.33% for the same period in 2021. The rate on total average earning assets decreased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily because a decrease in the rates previously discussed.

For the six months ended June 30, 2022, interest income decreased slightly to $14,513,000 from $14,599,000 for the same period in 2021, due primarily to a decrease in yields on total interest earning assets, which was partially offset by an increase in total earning assets. In the comparable period of 2021, the yield on loans were elevated due to the accretion of PPP fees as PPP loans were forgiven. The average rate received on loans was 4.08% for the six months ended June 30, 2022 as compared to 4.42% for the same period in 2021. The rate on total average earning assets decreased for the six months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily because a decrease in the rates previously discussed.

Interest expense decreased to $474,000 and $999,000 for the three and six months ended June 30, 2022 from $524,000 and $1,141,000 for the same periods in 2021, decrease of 9.54% and 12.45%. The decrease for the three and six month periods resulted primarily from a decrease in interest rates paid on deposits. The Bank’s average rate paid on interest bearing deposits was 0.14% and 0.16% during the three and six months ended June 30, 2022 as compared to 0.25% and 0.29% for the same periods in 2021.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and six months ended June 30, 2022 of $7,124,000 and $13,514,000 as compared to $6,710,000 and $13,458,000 for the same periods in 2021. The net interest margin was 2.99% and 2.92% for the three and six months ended June 30, 2022 as compared to 3.15% and 3.25% for the same periods in 2021. The decreases was primarily attributable to the decrease in loan fees related to the PPP program in 2022 as compared to 2021. As a result of the spread of COVID-19, economic uncertainties have arisen that are likely to negatively impact net interest margin. The FOMC has taken actions that are likely to positively impact our net interest margin in the near term. Other financial impacts could occur, though such potential impacts are unknown at this time.

Financial’s net interest margin analysis and average balance sheets are shown in Schedule I below.

Noninterest Income

Noninterest income is comprised primarily of fees and charges on transactional deposit accounts, gains on sales of mortgage loans held for sale, commissions on sales of investments, fees generated from treasury management services, fees generated from our investment advisory business, and bank-owned life insurance income.

Noninterest income decreased to $3,034,000 for the three months ended June 30, 2022 from $3,049,000 for the same period in 2021. This decrease was primarily related to a decrease in gains on sales of loans held for sale of $1,011,000 from $2,310,000 during the quarter ended June 30, 2021 to $1,299,000 for the same period in 2022. The decrease was partially offset by fees generated from PWW’s investment advisory business. Fee income from PWW was $961,000 in for the period ended June 30, 2022 as compared to $0 for the same period in 2021.

Noninterest income increased to $6,665,000 for the six months ended June 30, 2022 from $5,483,000 for the same period in 2021. This increase was primarily related to fees generated from PWW’s investment advisory business and was partially offset by the decrease in gains on sale of loans held for sale. Fee income from PWW was $1,976,000 in for the period ended June 30, 2022 as compared to $0 for the same period in 2021.

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

Purchase mortgage originations totaled $50,235,000 and $87,404,000 or 81.93% and 71.17%, respectively, of the total mortgage loans originated in the three and six months ended June 30, 2022 as compared to $54,116,000 and $84,954,000 or 64.44% and 52.94% of the total mortgage loans originated in the same periods in 2021. Because of a rising mortgage interest rate environment, management anticipates that in the short term purchase mortgage originations will continue to represent a majority of mortgage originations. However, management also believes that a continued increase in long term market interest rates could limit refinancing activity.

Although mortgage rates increased dramatically in the first six months of 2022, rates remain attractive when compared to rates over the last 20 years. Because of uncertainty surrounding current and near-term economic conditions arising from the COVID-19 pandemic, supply chain issues, inflation, and geopolitical concerns, management cannot predict future mortgage rates. Nevertheless, management expects that the Mortgage division’s reputation in Region 2000, steady residential real estate inventory and the recent hiring of additional mortgage loan originators in Roanoke, Harrisonburg, Charlottesville, Blacksburg, and most recently, Wytheville, will result in strong mortgage originations through the remainder of 2022. Management also believes that the rising interest rates could put revenue from the mortgage segment under pressure.

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

Financial provides investment advisory services through PWW. In the three and six months ended June 30, 2022, PWW generated non interest revenue (fee income) of $961,000 and $1,976,000 as compared to $0 for the same periods in 2021.

Noninterest Expense

Noninterest expense for the three and six months ended June 30, 2022 increased to $7,592,000 and $15,240,000 from $7,237,000 and $14,126,000 for the same periods in 2021, increases of 4.91% and 7.89%, respectively. These increases resulted from increases in personnel expenses from variable compensation along with the added personnel expense of PWW employees, occupancy expense, and supply expense. The increases were offset in part by a decrease in equipment expense, marketing expense, and credit expense. FDIC insurance expense increased in the quarter ended June 30, 2022, but decreased for the six months ended June 30, 2022. Total personnel expense was $4,533,000 and $8,522,000 for the three and six month periods ended June 30, 2022 as compared to $4,076,000 and $7,808,000 for the same periods in 2021.

Allowance and Provision for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged-off, net of recoveries, reduce the allowance. The provision for the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon two components – specific impairment and general reserves. As discussed below, loans having a risk rating of 7 or below that are significantly past due, and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due as well as all TDRs, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, and loan performance measures. Based on the application of the loan loss calculation, the Bank had a recovery of $300,000 and $600,000 from the allowance for loan losses in the three and six month periods ended June 30, 2022. This compares to a provision of $0 for each of the comparable periods in 2021.

At June 30, 2022, the allowance for loan losses was 1.08% of total loans outstanding, versus 1.19% and 1.20% of total loans outstanding at December 31, 2021 and June 30, 2021, respectively. The decrease in the allowance for loan losses was largely driven by decreased qualitative factor adjustments related to the ongoing COVID-19 pandemic, primarily in relation to the economy and because all loans previously in deferral due to COVID-19 conditions have returned to normal status. The specific reserve was $0 at December 31, 2021 and June 30, 2022. PPP loans are guaranteed in full by the U.S. Small Business Administration, and therefore, are excluded from the Company’s allowance for loan losses calculation. As shown in the table below, the total balance in the allowance decreased, from $6,915,000 as of December 31, 2021 to $6,616,000 on June 30, 2022. The decrease was due in part to the $600,000 recovery discussed above and was offset by recoveries exceeding charge-offs during the first six months of 2022. The effects of the pandemic may require the Company to fund increases in the allowance for loan losses in future periods.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for loan losses and constitute a realized loss. Charged-off loans were $1,000 and $9,000 for the three and six months ended June 30, 2022 as compared to $0 and $64,000 for the comparable periods in 2021. While a charged-off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. In the three and six months ended June 30, 2022, the Bank had recoveries of charged-off loans of $47,000 and $310,000 as compared with $106,000 and $120,000 for the comparable periods in 2021.

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. As set forth in the tables below, the Bank’s allowance arising from the specific impairment evaluation as of June 30, 2022 was unchanged as compared to December 31, 2021.

The following tables summarize the allowance activity for the periods indicated:

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Six Months Ended June 30, 2022

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Loan Losses:

Beginning Balance	$ 1,471	$ 3,637	$ 860	$ 947	$ 6,915
Charge-Offs	-	-	(9)	-	(9)
Recoveries	87	206	12	5	310
Provision (Recovery of)	(261)	(709)	58	312	(600)
Ending Balance	1,297	3,134	921	1,264	6,616

Ending Balance: Individually evaluated for impairment	-	-	-	-	-

Ending Balance: Collectively evaluated for impairment	1,297	3,134	921	1,264	6,616

Totals:	$ 1,297	$ 3,134	$ 921	$ 1,264	$ 6,616

Financing Receivables:
Ending Balance: Individually evaluated for impairment	-	1,735	252	1,362	3,349

Ending Balance: Collectively evaluated for impairment	102,879	352,326	99,913	55,471	610,589

Totals:	$ 102,879	$ 354,061	$ 100,165	$ 56,833	$ 613,938

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2021

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Loan Losses:

Beginning Balance	$ 2,001	$ 3,550	$ 868	$ 737	$ 7,156
Charge-Offs	(53)	-	(38)	-	(91)
Recoveries	112	72	29	137	350
Provision (Recovery of)	(589)	15	1	73	(500)
Ending Balance	1,471	3,637	860	947	6,915

Ending Balance: Individually evaluated for impairment	-	-	-	-	-

Ending Balance: Collectively evaluated for impairment	1,471	3,637	860	947	6,915

Totals:	$ 1,471	$ 3,637	$ 860	$ 947	$ 6,915

Financing Receivables:
Ending Balance: Individually evaluated for impairment	17	2,694	59	1,316	4,086

Ending Balance: Collectively evaluated for impairment	105,050	335,455	89,043	49,750	579,298

Totals:	$ 105,067	$ 338,149	$ 89,102	$ 51,066	$ 583,384

The following sets forth the reconciliation of the allowance for loan loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	2022	2021	2022	2021
Balance, beginning of period	$ 6,870	$ 7,106	$ 6,915	$ 7,156
Recovery of loan losses	(300)	-	(600)	-
Loans charged off	(1)	-	(9)	(64)
Recoveries of loans charged off	47	106	310	120
Net recoveries	46	106	301	56
Balance, end of period	$ 6,616	$ 7,212	$ 6,616	$ 7,212

No nonaccrual loans were excluded from the impaired loan disclosures at June 30, 2022 and December 31, 2021. If interest on these loans had been accrued, such income cumulatively would have approximated $201,000 and $177,000 on June 30, 2022 and December 31, 2021, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

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

Income Taxes

For the three and six months ended June 30, 2022, Financial had an income tax expense of $574,000 and $1,108,000 as compared to $508,000 and $966,000 for the three and six months ended June 30, 2021. This represents an effective tax rate of 20.03% and 20.00% for the three and six months ended June 30, 2022 as compared with 20.14% and 20.06% for the three and six months ended June 30, 2021. Our effective rate was lower than the statutory corporate tax rate in all periods primarily because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance.

Net Interst Margin Analysis
Average Balance Sheets
For the Three Months Ended June 30, 2022 and 2021
(dollars in thousands)
	2022			2021
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned
	Sheet	Expense	Paid	Sheet	Expense	/Paid
ASSETS
Loans, including fees (1)(2)	$596,775	$6,126	4.12%	$610,338	$6,587	4.33%
Loans held for sale	4,074	48	4.73%	5,542	37	2.68%
Federal funds sold	103,575	164	0.64%	103,439	20	0.08%
Interest-bearing bank balances	18,863	27	0.57%	18,823	5	0.11%
Securities (3)	232,697	1,211	2.09%	116,214	559	1.93%
Federal agency equities	1,253	27	8.64%	1,276	29	9.12%
CBB equity	116	—	- %	116	—	- %

Total earning assets	957,353	7,603	3.19%	855,748	7,237	3.39%

Allowance for loan losses	(6,894)			(7,139)
Non-earning assets	80,525			69,741

Total assets	$1,030,984 1,030,984			$918,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	460,350	97	0.08%	404,554	109	0.11%
Savings	131,171	18	0.06%	109,813	29	0.11%
Time deposits	138,142	146	0.42%	143,633	278	0.78%

Total interest bearing deposits	729,663	261	0.14%	658,000	416	0.25%

Other borrowed funds
Other borrowings	10,807	108	4.01%	—	—	- %
Financing leases	3,359	24	2.87%	3,783	27	2.86%
Capital Notes	10,034	81	3.24%	10,029	81	3.24%
Total interest-bearing liabilities	753,863	474	0.25%	671,812	524	0.31%

Noninterest bearing deposits	194,431			171,187
Other liabilities	10,201			9,285

Total liabilities	958,495			852,284

Stockholders' equity	72,489			66,066

Total liabilities and
Stockholders’ equity	$1,030,984 1,030,984			$918,350

Net interest earnings		$7,129			$6,713

Net interest margin			2.99%			3.15%

Interest spread			2.94%			3.08%

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

Net Interst Margin Analysis
Average Balance Sheets
For the Six Months Ended June 30, 2022 and 2021
(dollars in thousands)
	2022			2021
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned
	Sheet	Expense	Paid	Sheet	Expense	/Paid
ASSETS
Loans, including fees (1)(2)	$592,702	$12,003	4.08%	$610,876	$13,379	4.42%
Loans held for sale	3,856	76	3.97%	5,848	105	3.62%
Federal funds sold	100,437	201	0.40%	93,067	34	0.07%
Interest-bearing bank balances	18,883	34	0.36%	18,740	19	0.20%
Securities (3)	215,718	2,178	2.04%	106,283	1,032	1.96%
Federal agency equities	1,231	31	5.08%	1,355	35	5.21%
CBB equity	116	—	- %	116	—	- %

Total earning assets	932,943	14,523	3.14%	836,285	14,604	3.52%

Allowance for loan losses	(6,929)			(7,147)
Non-earning assets	80,307			68,779

Total assets	$1,006,321 1,006,321			$897,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	455,376	204	0.09%	391,298	216	0.11%
Savings	127,835	37	0.06%	106,009	57	0.11%
Time deposits	140,031	324	0.47%	146,580	651	0.90%

Total interest bearing deposits	723,242	565	0.16%	643,887	924	0.29%

Other borrowed funds
Other borrowings	10,873	222	4.12%	—	—	0.00%
Financing leases	3,419	49	2.89%	3,841	54	2.84%
Capital Notes	10,033	163	3.28%	10,028	163	3.28%
Total interest-bearing liabilities	747,567	999	0.27%	657,756	1,141	0.35%

Noninterest bearing deposits	176,950			164,974
Other liabilities	10,204			9,753

Total liabilities	934,721			832,483

Stockholders' equity	71,600			65,434

Total liabilities and
Stockholders’ equity	$1,006,321 1,006,321			$897,917

Net interest earnings		$13,524			$13,463

Net interest margin			2.92%			3.25%

Interest spread			2.87%			3.17%

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

There have been no significant changes during the quarter ended June 30, 2022, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2022
31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2022
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated August 12, 2022
101

The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2022 and 2021 (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2022 and 2021 (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three and six months ended June 30, 2022 and 2021; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.
Date: August 12, 2022	By /S/ Robert R. Chapman III Robert R. Chapman III, President (Principal Executive Officer)
Date: August 12, 2022	By /S/ J. Todd Scruggs J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)