Form 10-Q
period 2022-09-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2022-11-10
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-Q

______________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,628,657 shares of Common Stock, par value $2.14 per share, were outstanding at Novmber 10, 2022.

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2022 unaudited)

	September 30,	December 31,
Assets	2022	2021

Cash and due from banks	$ 38,622	$ 29,337
Federal funds sold	42,398	153,816
Total cash and cash equivalents	81,020	183,153

Securities held-to-maturity, at amortized cost (fair value of $3,192 in 2022 and $4,006 in 2021)	3,643	3,655
Securities available-for-sale, at fair value	191,131	161,267
Restricted stock, at cost	1,387	1,324
Loans, net of allowance for loan losses of $6,394 in 2022 and $6,915 in 2021	614,117	576,469
Loans held for sale	3,239	1,628
Premises and equipment, net	18,250	18,351
Interest receivable	2,382	2,064
Cash value - bank owned life insurance	19,123	18,785
Other real estate owned	566	761
Customer relationship intangibles, net	7,986	8,406
Goodwill	3,819	3,001
Other assets	15,907	8,770
Total assets	$ 962,570	$ 987,634

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$ 155,984	$ 162,286
NOW, money market and savings	598,964	582,000
Time deposits	128,121	142,770
Total deposits	883,069	887,056

Capital notes, net	10,037	10,031
Other borrowings	10,596	10,985
Interest payable	37	46
Other liabilities	10,492	10,087
Total liabilities	$ 914,231	$ 918,205
Commitments and Contingencies

Stockholders’ equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$ -	$ -
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,628,657 and 4,740,657 as of September 30, 2022 and December 31, 2021	9,905	10,145
Additional paid-in-capital	36,068	37,230
Retained earnings	29,450	23,440
Accumulated other comprehensive (loss)	(27,084)	(1,386)
Total stockholders’ equity	$ 48,339	$ 69,429

Total liabilities and stockholders’ equity	$ 962,570	$ 987,634

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Interest Income	2022	2021	2022	2021
Loans	$ 6,830	$ 6,605	$ 18,909	$ 20,089
Securities
US Government and agency obligations	331	230	911	640
Mortgage backed securities	437	138	1,196	299
Municipals - taxable	257	234	812	572
Municipals - tax exempt	32	9	55	27
Dividends	5	4	36	39
Corporates	144	55	395	155
Interest bearing deposits	101	7	135	26
Federal Funds sold	262	33	463	67
Total interest income	8,399	7,315	22,912	21,914

Interest Expense
Deposits
NOW, money market savings	133	146	374	419
Time deposits	143	239	467	890
Finance leases	24	26	73	80
Other borrowings	117	-	339	-
Capital notes	82	82	245	245
Total interest expense	499	493	1,498	1,634

Net interest income	7,900	6,822	21,414	20,280

Recovery of loan losses	(300)	-	(900)	-

Net interest income after recovery of loan losses	8,200	6,822	22,314	20,280

Noninterest income
Gain on sales of loans held for sale	1,472	2,091	4,675	6,175
Service charges, fees and commissions	1,313	612	2,563	1,803
Wealth management fees	959	-	2,935	-
Life insurance income	113	117	338	315
Other income (loss)	(3)	2	8	12
Total noninterest income	3,854	2,822	10,519	8,305

Noninterest expenses
Salaries and employee benefits	4,529	4,093	13,051	11,901
Occupancy	445	437	1,348	1,270
Equipment	647	626	1,870	1,883
Supplies	116	120	380	354
Professional, data processing, and other outside expense	1,619	1,029	3,544	2,978
Marketing	222	209	661	720
Credit expense	244	309	765	869
Other real estate expenses	195	1	207	74
FDIC insurance expense	121	137	382	425
Amortization of intangibles	140	-	420	-
Other	601	337	1,491	950
Total noninterest expenses	8,879	7,298	24,119	21,424

Income before income taxes	3,175	2,346	8,714	7,161

Income tax expense	601	465	1,709	1,431

Net Income	$ 2,574	$ 1,881	$ 7,005	$ 5,730

Weighted average shares outstanding - basic and diluted	4,683,581	4,740,657	4,721,423	4,750,235

Earnings per common share - basic and diluted	$ 0.55	$ 0.40	$ 1.48	$ 1.21

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(dollar amounts in thousands) (unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Net Income	$ 2,574	$ 1,881	$ 7,005	$ 5,730
Other comprehensive (loss):
Unrealized (loss) on securities available-for-sale	(7,368)	(914)	(32,530)	(2,757)
Tax effect	1,548	192	6,832	579
Other comprehensive (loss) income, net of tax	(5,820)	(722)	(25,698)	(2,178)

Comprehensive (loss) income	$ (3,246)	$ 1,159	$ (18,693)	$ 3,552

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollar amounts in thousands) (unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net Income	$ 7,005	$ 5,730

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,022	1,423
Stock based compensation expense	-	80
Net amortization and accretion of premiums and discounts on securities	338	284
Amortization of debt issuance costs	10	4
(Gain) on sales of loans held for sale	(4,675)	(6,175)
Proceeds from sales of loans held for sale	176,736	254,369
Origination of loans held for sale	(173,732)	(247,554)
Recovery of loan losses	(900)	-
Loss on sale and valuation adjustments of other real estate owned	195	66
Amortization of intangibles	420	-
Bank owned life insurance income	(338)	(315)
(Increase) decrease in interest receivable	(318)	244
(Increase) decrease in other assets	(838)	388
(Decrease) in interest payable	(9)	(36)
Increase in other liabilities	447	424

Net cash provided by operating activities	$ 5,363	$ 8,932

Cash flows from investing activities
Purchases of securities available-for-sale	$ (71,581)	$ (71,319)
Proceeds from maturities, calls and paydowns of securities available-for-sale	8,861	6,177
Purchases of bank owned life insurance	-	(2,000)
(Purchase) redemption of Federal Home Loan Bank stock	(63)	227
Proceeds from sale of other real estate owned	-	344
Origination of loans, net of principal collected	(36,748)	18,251
Purchases of premises and equipment	(921)	(1,423)

Net cash (used in) investing activities	$ (100,452)	$ (49,743)

Cash flows from financing activities
Net (decrease) increase in deposits	$ (3,987)	$ 88,862
Principal payments on finance lease obligations	(267)	(259)
Principal payments on other borrowings	(393)	-
Repurchase of common stock	(1,402)	(427)
Dividends paid to common stockholders	(995)	(939)
Cash in lieu of fractional shares	-	(16)

Net cash (used in) provided by financing activities	$ (7,044)	$ 87,221

(Decrease) increase in cash and cash equivalents	(102,133)	46,410

Cash and cash equivalents at beginning of period	$ 183,153	$ 100,886

Cash and cash equivalents at end of period	$ 81,020	$ 147,296

Supplemental schedule of noncash investing and financing activities
Noncash transactions
Transfer of loans to other real estate owned	$ -	$ 111
Fair value adjustment for securities available-for-sale	(32,530)	(2,757)

Supplemental disclosures of cash flow information
Cash transactions
Cash paid for interest	$ 1,507	$ 1,670
Cash paid for income taxes	1,430	2,050

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2022 and 2021

(dollars in thousands, except per share amounts) (unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2020	4,339,436	$ 9,286	$ 30,989	$ 24,665	$ 1,792	$ 66,732

Net Income	-	-	-	1,835	-	1,835
Dividends paid on common stock ($0.07 per share)	-	-	-	(304)	-	(304)
Repurchase of common stock	(14,600)	(31)	(181)	-	-	(212)
Other comprehensive (loss)	-	-	-	-	(2,717)	(2,717)
Balance at March 31, 2021	4,324,836	$ 9,255	$ 30,808	$ 26,196	$ (925)	$ 65,334

Net Income	-	-	-	2,014	-	2,014
Dividends paid on common stock ($0.07 per share)	-	-	-	(303)	-	(303)
Repurchase of common stock	(14,300)	(31)	(184)	-	-	(215)
10% Stock dividend	430,121	923	6,620	(7,543)	-	-
Other comprehensive income	-	-	-	-	1,261	1,261
Balance at June 30, 2021	4,740,657	$ 10,147	$ 37,244	$ 20,364	$ 336	$ 68,091

Net Income	-	-	-	1,881	-	1,881
Dividends paid on common stock ($0.07 per share)	-	-	-	(332)	-	(332)
Cash in lieu of fractional shares	-	-	-	(16)	-	(16)
Other comprehensive (loss)	-	-	-	-	(722)	(722)
Balance at September 30, 2021	4,740,657	$ 10,147	$ 37,244	$ 21,897	$ (386)	$ 68,902

Balance at December 31, 2021	4,740,657	$ 10,145	$ 37,230	$ 23,440	$ (1,386)	$ 69,429
Net Income	-	-	-	2,139	-	2,139
Dividends paid on common stock ($0.07 per share)	-	-	-	(332)	-	(332)
Other comprehensive (loss)	-	-	-	-	(10,657)	(10,657)
Balance at March 31, 2022	4,740,657	$ 10,145	$ 37,230	$ 25,247	$ (12,043)	$ 60,579

Net Income	-	-	-	2,292	-	2,292
Dividends paid on common stock ($0.07 per share)	-	-	-	(332)	-	(332)
Other comprehensive (loss)	-	-	-	-	(9,221)	(9,221)
Balance at June 30, 2022	4,740,657	$ 10,145	$ 37,230	$ 27,207	$ (21,264)	$ 53,318

Net Income	-	-	-	2,574	-	2,574
Dividends paid on common stock ($0.07 per share)	-	-	-	(331)	-	(331)
Repurchase of common stock	(112,000)	(240)	(1,162)	-	-	(1,402)
Other comprehensive (loss)	-	-	-	-	(5,820)	(5,820)
Balance at September 30, 2022	4,628,657	$ 9,905	$ 36,068	$ 29,450	$ (27,084)	$ 48,339

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The unaudited consolidated financial statements have been prepared by Bank of the James Financial Group, Inc. (“Financial” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2021. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2021 included in Financial’s Annual Report on Form 10-K. Results for the three and nine month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Certain immaterial reclassifications have been made to prior period balances to conform to the current period presentation.

The Company’s primary market area consists of the area commonly referred to as Region 2000 which encompasses the seven jurisdictions of the Town of Altavista, Amherst County, Appomattox County, the Town of Bedford, Bedford County, Campbell County, and the City of Lynchburg. Recently, the Company has expanded into Charlottesville, Roanoke, Blacksburg, Harrisonburg, Lexington, Rustburg, and Wytheville.

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

Note 3 – Earnings Per Common Share (EPS)

The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net income	$ 2,574,000	$ 1,881,000	$ 7,005,000	$ 5,730,000

Weighted average number of shares outstanding - basic and diluted	4,683,581	4,740,657	4,721,423	4,750,235

Earnings per common share - basic and diluted	$ 0.55	$ 0.40	$ 1.48	$ 1.21

In 2022 and 2021, all restricted stock units (RSUs) were excluded from calculating diluted earnings per share as the Company elected to settle units vesting in 2022 and 2021 wholly in cash. There are currently no outstanding RSUs as of September 30, 2022. There were no potentially dilutive shares outstanding in 2022 and 2021. Consequently, the weighted average shares and weighted average diluted shares were identical. Weighted average and per share amounts for all periods have been adjusted to reflect a 10% stock dividend declared on May 18, 2021.

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

Note 4 – Stock Based Compensation (continued)

The total expense recognized for the three and nine months ended September 30, 2021 in connection with the restricted stock unit awards was approximately $27,000 and $88,000, respectively. As of January 2, 2022 there was no additional unrecognized expense related to the 24,500 restricted stock units granted on January 2, 2019. There were no forfeitures during the nine-month periods ending September 30, 2021 or September 30, 2022.

At September 30, 2022, there is no further unrecognized stock-based compensation expense related to the restricted stock units granted on January 2, 2019 as all units have vested and have been settled.

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

The below tables summarize the Company’s financial assets that were measured at fair value on a recurring basis during the period.

		Carrying Value at September 30, 2022 (in thousands)
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Balance as of	Markets for	Observable	Inputs
	September 30,	Identical Assets	Inputs	(Level 3)
Description	2022	(Level 1)	(Level 2)
US Treasuries	$4,721	$—	$4,721	$—
US agency obligations	62,139	—	62,139	—
Mortgage-backed securities	70,394	—	70,394	—
Municipals	37,799	—	37,799	—
Corporates	16,078	—	16,078	—

Total available-for-sale securities	$191,131	$—	$191,131	$—
Forward sales commitments - asset	429	—	—	429
Total assets at fair value	$191,560	$—	$191,131	$429

IRLCs - liability	(225)	—	—	(225)

		Carrying Value at December 31, 2021 (in thousands)
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Balance as of	Markets for	Observable	Inputs
	December 31,	Identical Assets	Inputs	(Level 3)
Description	2021	(Level 1)	(Level 2)
US Treasuries	$2,002	$—	$2,002	$—
US agency obligations	58,470	—	58,470	—
Mortgage-backed securities	37,438	—	37,438	—
Municipals	50,204	—	50,204	—
Corporates	13,153	—	13,153	—

Total available-for-sale securities	$161,267	$—	$161,267	$—
IRLCs – asset	144	—	—	144
Total assets at fair value	$161,411	$—	$161,267	$144

Note 5 – Fair Value Measurements (continued)

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2022
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
IRLCs – liability	$(225)	Market approach	Range of pull through rate	70% - 100% (85%)
Forward Sales Commitments – asset	429	Market approach	Range of pull through rate	70% - 100% (85%)

(1)    Weighted based on the relative value of the instruments

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2021
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
IRLCs - asset	$144	Market approach	Range of pull through rate	70% - 100% (85%)

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

Loans held for sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended September 30, 2022. Gains and losses on the sale of loans are recorded within gains on sales of loans held for sale on the Consolidated Statements of Income.

Other real estate owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of ASC 820.

Note 5 – Fair Value Measurements (continued)

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

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period (in thousands):

		Carrying Value at September 30, 2022
Description	Balance as of September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$1,364	$—	$—	$1,364
Other real estate owned	566	—	—	566

* Includes loans charged down to the net realizable value of the collateral.

		Carrying Value at December 31, 2021
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$1,802	$—	$—	$1,802
Other real estate owned	761	—	—	761

* Includes loans charged down to the net realizable value of the collateral.

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2022
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
Impaired loans	$1,364	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)

OREO	566	Discounted appraised value	Selling cost	10%
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

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

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments and their placement in the fair value hierarchy at September 30, 2022 and December 31, 2021 was as follows (in thousands):

		Fair Value Measurements at September 30, 2022 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$ 38,622	$ 38,622	$ -	$ -	$ 38,622
Federal funds sold	42,398	42,398	-	-	42,398
Securities
Available-for-sale	191,131	-	191,131	-	191,131
Held-to-maturity	3,643	-	3,192	-	3,192
Restricted stock	1,387	-	1,387	-	1,387
Loans, net (1)	614,117	-	-	576,085	576,085
Loans held for sale	3,239	-	3,239	-	3,239
Interest receivable	2,382	-	2,382	-	2,382
BOLI	19,123	-	19,123	-	19,123
Derivatives – Forward Sales Commitments	429	-	-	429	429

Liabilities
Deposits	$ 883,069	$ -	$ 883,188	$ -	$ 883,188
Capital notes	10,037	-	-	9,228	9,228
Other borrowings	10,596	-	-	10,077	10,077
Interest payable	37	-	37	-	37
Derivatives - IRLCs	225	-	-	225	225

		Fair Value Measurements at December 31, 2021 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$ 29,337	$ 29,337	$ -	$ -	$ 29,337
Federal funds sold	153,816	153,816	-	-	153,816
Securities
Available-for-sale	161,267	-	161,267	-	161,267
Held-to-maturity	3,655	-	4,006	-	4,006
Restricted stock	1,324	-	1,324	-	1,324
Loans, net (1)	576,469	-	-	565,543	565,543
Loans held for sale	1,628	-	1,628	-	1,628
Interest receivable	2,064	-	2,064	-	2,064
BOLI	18,785	-	18,785	-	18,785
Derivatives - IRLCs	144	-	-	144	144

Liabilities
Deposits	$ 887,056	$ -	$ 887,955	$ -	$ 887,955
Capital notes	10,031	-	-	10,712	10,712
Other borrowings	10,985	-	-	11,467	11,467
Interest payable	46	-	46	-	46

(1) Carrying amount is net of unearned income and the Allowance.

Note 6 – Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$3,643	$-	$(451)	$3,192

Available-for-Sale
US Treasuries	4,894	-	(173)	4,721
US agency obligations	71,713	-	(9,574)	62,139
Mortgage-backed securities	81,782	-	(11,388)	70,394
Municipals	49,984	-	(12,185)	37,799
Corporates	17,041	-	(963)	16,078
	$225,414	$-	$(34,283)	$191,131

	December 31, 2021
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US agency obligations	$3,655	$351	$—	$4,006

Available-for-Sale
US Treasuries	2,000	2	—	2,002
US agency obligations	59,144	575	(1,249)	58,470
Mortgage-backed securities	38,017	75	(654)	37,438
Municipals	50,806	368	(970)	50,204
Corporates	13,053	169	(69)	13,153
	$163,020	$1,189	$(2,942)	$161,267

Note 6 – Securities (continued)

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2022 and December 31, 2021 (amounts in thousands):

September 30, 2022	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
U.S. agency obligations	$3,192	$451	$—	$—	$3,192	$451

Available-for-sale
U.S. Treasuries	4,721	173	—	—	4,721	173
U.S. agency obligations	31,238	3,149	30,901	6,425	62,139	9,574
Mortgage-backed securities	48,384	6,405	22,010	4,983	70,394	11,388
Municipals	13,642	3,226	24,157	8,959	37,799	12,185
Corporates	6,600	441	1,478	522	8,078	963

Total temporarily impaired securities	$107,777	$13,845	$78,546	$20,889	$186,323	$34,734

December 31, 2021	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
U.S. agency obligations	$—	$—	$—	$—	$—	$—

Available-for-sale
U.S. Treasuries	—	—	—	—	—	—
U.S. agency obligations	21,893	379	15,233	870	37,126	1,249
Mortgage-backed securities	28,019	402	6,382	252	34,401	654
Municipals	28,028	635	7,952	335	35,980	970
Corporates	1,931	69	—	—	1,931	69

Total temporarily impaired securities	$79,871	$1,485	$29,567	$1,457	$109,438	$2,942

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

At September 30, 2022 the Company did not consider the unrealized losses as other-than-temporary losses due to the nature of the securities involved. As of September 30, 2022, the Bank owned 120 securities in an unrealized loss position that were being evaluated for other than temporary impairment. Of the securities, 48 were S&P rated AAA, 64 were rated AA, six were rated A, one was rated BBB, and one was non-rated. As of September 30, 2022, 52 of these securities were municipal issues, 58 were backed by the US government, and 10 were issues of publicly traded domestic corporations.

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

There were no sales of available-for-sale securities during the three and nine months ended September 30, 2022 and 2021.

Note 6 – Securities (continued)

The amortized costs and fair values of securities at September 30, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2022
	Amortized
	Costs	Fair Value
Available-for-sale:
Due in one year or less	$ 2,372	$ 2,335
Due after one year through five years	42,150	38,817
Due after five years through ten years	76,278	65,888
Due after ten years	104,614	84,091

Total securities Available-for-sale	$ 225,414	$ 191,131

	Amortized
	Costs	Fair Value
Held-to-maturity:
Due in one year or less	$ -	$ -
Due after one year through five years	-	-
Due after five years through ten years	2,425	2,166
Due after ten years	1,218	1,026

Total securities Held-to-maturity	$ 3,643	$ 3,192

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

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 was as follows (dollars in thousands):

Note 7 – Business Segments (continued)

Business Segments
			Investment
	Community		Advisory
	Banking	Mortgage	Services	Total
For the three months ended September 30, 2022
Net interest income	$ 7,900	$ -	$ -	$ 7,900
Recovery of loan losses	(300)	-	-	(300)
Net interest income after recovery of loan losses	8,200	-	-	8,200
Noninterest income	1,423	1,472	959	3,854
Noninterest expenses	7,095	1,280	504	8,879
Income before income taxes	2,528	192	455	3,175
Income tax expense	505	40	56	601
Net income	$ 2,023	$ 152	$ 399	$ 2,574
Total assets	$ 944,890	$ 4,081	$ 13,599	$ 962,570

For the three months ended September 30, 2021
Net interest income	$ 6,822	$ -	$ -	$ 6,822
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	6,822	-	-	6,822
Noninterest income	731	2,091	-	2,822
Noninterest expenses	5,776	1,522	-	7,298
Income before income taxes	1,777	569	-	2,346
Income tax expense	345	120	-	465
Net income	$ 1,432	$ 449	$ -	$ 1,881
Total assets	$ 935,482	$ 7,149	$ -	$ 942,631

			Investment
	Community		Advisory
	Banking	Mortgage	Services	Total
For the nine months ended September 30, 2022
Net interest income	$ 21,414	$ -	$ -	$ 21,414
Recovery of loan losses	(900)	-	-	(900)
Net interest income after recovery of loan losses	22,314	-	-	22,314
Noninterest income	2,909	4,675	2,935	10,519
Noninterest expenses	18,596	3,889	1,634	24,119
Income before income taxes	6,627	786	1,301	8,714
Income tax expense	1,310	165	234	1,709
Net income	$ 5,317	$ 621	$ 1,067	$ 7,005
Total assets	$ 944,890	$ 4,081	$ 13,599	$ 962,570

For the nine months ended September 30, 2021
Net interest income	$ 20,280	$ -	$ -	$ 20,280
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	20,280	-	-	20,280
Noninterest income	2,130	6,175	-	8,305
Noninterest expenses	16,985	4,439	-	21,424
Income before income taxes	5,425	1,736	-	7,161
Income tax expense	1,066	365	-	1,431
Net income	$ 4,359	$ 1,371	$ -	$ 5,730
Total assets	$ 935,482	$ 7,149	$ -	$ 942,631

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

Loan Segments:	Loan Classes:
Commercial	Commercial and industrial loans
Commercial real estate	Commercial mortgages – owner occupied
Commercial mortgages – non-owner occupied
Commercial construction
Consumer	Consumer unsecured
Consumer secured
Residential	Residential mortgages
Residential consumer construction

A summary of loans, net is as follows (dollars in thousands):

	As of:
	September 30,	December 31,
	2022	2021
Commercial	$101,225	$105,067
Commercial real estate	357,304	338,149
Consumer	98,507	89,102
Residential	63,475	51,066

Total loans (1)	620,511	583,384

Less allowance for loan losses	6,394	6,915

Net loans	$614,117	$576,469

(1)Includes net deferred costs of $1,156 and $372 as of September 30, 2022 and December 31, 2021, respectively.

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

Note 8 – Loans, allowance for loan losses and OREO (continued)

Loans on Non-Accrual Status

(dollars in thousands)

	As of
	September 30, 2022	December 31, 2021
Commercial	$—	$25
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	502	501
Commercial Mortgages-Non-Owner Occupied	125	138
Commercial Construction	—	—
Consumer
Consumer Unsecured	—	—
Consumer Secured	8	127
Residential:
Residential Mortgages	153	163
Residential Consumer Construction	—	—

Totals	$788	$954

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank which was acquired through purchase at foreclosure or from the borrower through a deed in lieu of foreclosure. OREO decreased to $566 on September 30, 2022 from $761 on December 31, 2021. The decrease was a result of the write-down of a property by $195 that subsequently went under contract to be sold. The sale is expected to close by April 30, 2023. The following table represents the changes in OREO balance during the nine months ended September 30, 2022 and year ended December 31, 2021.

OREO Changes

(dollars in thousands)

	Nine Months Ended Year Ended
	September 30, 2022	December 31, 2021
Balance at the beginning of the year (net)	$761	$1,105
Transfers from loans	—	111
Capitalized costs	—	—
Valuation adjustments	(195)	—
Sales proceeds	—	(368)
Loss on disposition	—	(87)
Balance at the end of the period (net)	$566	$761

At September 30, 2022 and December 31, 2021, the Company had no consumer mortgage loans secured by residential real estate for which foreclosure was in process. The Company held no residential real estate properties in other real estate owned as of September 30, 2022 and December 31, 2021.

Note 8 – Loans, allowance for loan losses and OREO (continued)

Impaired loans by class as of and for the periods ended September 30, 2022 and December 31, 2021 were as follows:

Impaired Loans
(dollars in thousands)
As of and For the Nine Months Ended September 30, 2022
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment (1)	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded:
Commercial	$ -	$ -	$ -	$ 9	$ -
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,191	1,413	-	1,892	43
Commercial Mortgage Non-Owner Occupied	521	522	-	312	22
Commercial Construction	-	-	-	-	-
Consumer
Consumer Unsecured	-	-	-	-	-
Consumer Secured	253	253	-	156	8
Residential
Residential Mortgages	1,354	1,434	-	1,335	40
Residential Consumer Construction	-	-	-	-	-

With an Allowance Recorded:
Commercial	$ -	$ -	$ -	$ -	$ -
Commercial Real Estate
Commercial Mortgages-Owner Occupied	-	-	-	-	-
Commercial Mortgage Non-Owner Occupied	-	-	-	-	-
Commercial Construction	-	-	-	-	-
Consumer
Consumer Unsecured	-	-	-	-	-
Consumer Secured	-	-	-	-	-
Residential
Residential Mortgages	-	-	-	-	-
Residential Consumer Construction	-	-	-	-	-

Totals:
Commercial	$ -	$ -	$ -	$ 9	$ -
Commercial Real Estate
Commercial Mortgages-Owner Occupied	1,191	1,413	-	1,892	43
Commercial Mortgage Non-Owner Occupied	521	522	-	312	22
Commercial Construction	-	-	-	-	-
Consumer
Consumer Unsecured	-	-	-	-	-
Consumer Secured	253	253	-	156	8
Residential
Residential Mortgages	1,354	1,434	-	1,335	40
Residential Consumer Construction	-	-	-	-	-
	$ 3,319	$ 3,622	$ -	$ 3,704	$ 113

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

Note 8 – Loans, allowance for loan losses and OREO (continued)

The following tables present the activity in the allowance for loan losses for the year-to-date periods ended and the distribution of the allowance by segment as of September 30, 2022 and December 31, 2021.

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Nine Months Ended September 30, 2022

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Loan Losses:

Beginning Balance	$ 1,471	$ 3,637	$ 860	$ 947	$ 6,915
Charge-Offs	-	-	(10)	-	(10)
Recoveries	96	207	15	71	389
Provision (Recovery of)	(302)	(861)	(36)	299	(900)
Ending Balance	1,265	2,983	829	1,317	6,394

Ending Balance: Individually evaluated for impairment	-	-	-	-	-

Ending Balance: Collectively evaluated for impairment	1,265	2,983	829	1,317	6,394

Totals:	$ 1,265	$ 2,983	$ 829	$ 1,317	$ 6,394

Financing Receivables:
Ending Balance: Individually evaluated for impairment	-	1,712	253	1,354	3,319

Ending Balance: Collectively evaluated for impairment	101,225	355,592	98,254	62,121	617,192

Totals:	$ 101,225	$ 357,304	$ 98,507	$ 63,475	$ 620,511

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

Note 8 – Loans, allowance for loan losses and OREO (continued)

The following tables present credit quality information by class of loans as of September 30, 2022 and December 31, 2021.

Credit Quality Information - by Class
September 30, 2022
	Pass	Monitor	Special	Substandard	Doubtful	Totals
			Mention
Commercial	$ 92,003	$ 4,336	$ 4,829	$ 57	$ -	$ 101,225
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	128,090	1,973	-	1,210	-	131,273
Commercial Mortgages-Non-Owner Occupied	203,267	500	1,197	717	-	205,681
Commercial Construction	20,350	-	-	-	-	20,350
Consumer
Consumer Unsecured	3,911	-	20	1	-	3,932
Consumer Secured	94,225	-	-	350	-	94,575
Residential:
Residential Mortgages	39,111	-	-	1,468	-	40,579
Residential Consumer Construction	22,896	-	-	-	-	22,896

Totals	$ 603,853	$ 6,809	$ 6,046	$ 3,803	$ -	$ 620,511

Credit Quality Information - by Class
December 31, 2021
	Pass	Monitor	Special	Substandard	Doubtful	Totals
			Mention
Commercial	$ 92,789	$ 7,965	$ 4,262	$ 51	$ -	$ 105,067
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	116,098	5,986	4,130	2,620	-	128,834
Commercial Mortgages-Non-Owner Occupied	176,291	2,506	-	316	-	179,113
Commercial Construction	30,202	-	-	-	-	30,202
Consumer
Consumer Unsecured	2,581	-	23	1	-	2,605
Consumer Secured	86,265	-	-	232	-	86,497
Residential:
Residential Mortgages	30,486	-	-	1,439	-	31,925
Residential Consumer Construction	19,141	-	-	-	-	19,141

Totals	$ 553,853	$ 16,457	$ 8,415	$ 4,659	$ -	$ 583,384

Note 8 – Loans, allowance for loan losses and OREO (continued)

The following tables present an aging analysis of the loan portfolio by class and past due as of September 30, 2022 and December 31, 2021.

Age Analysis of Past Due Loans as of September 30, 2022
							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$ -	$ -	$ -	$ -	$ 101,225	$ 101,225	$ -
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	-	-	502	502	130,771	131,273	-
Commercial Mortgages-Non-Owner Occupied	-	56	-	56	205,625	205,681	-
Commercial Construction	-	-	-	-	20,350	20,350	-
Consumer:
Consumer Unsecured	-	-	-	-	3,932	3,932	-
Consumer Secured	133	-	-	133	94,442	94,575	-
Residential:
Residential Mortgages	519	-	96	615	39,964	40,579	-
Residential Consumer Construction	-	-	-	-	22,896	22,896	-
Total	$ 652	$ 56	$ 598	$ 1,306	$ 619,205	$ 620,511	$ -

Age Analysis of Past Due Loans as of December 31, 2021
							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$ -	$ 1	$ 25	$ 26	$ 105,041	$ 105,067	$ -
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	464	-	501	965	127,869	128,834	-
Commercial Mortgages-Non-Owner Occupied	1,310	-	-	1,310	177,803	179,113	-
Commercial Construction	-	-	-	-	30,202	30,202	-
Consumer:
Consumer Unsecured	8	1	-	9	2,596	2,605	-
Consumer Secured	111	3	118	232	86,265	86,497	-
Residential:
Residential Mortgages	948	-	163	1,111	30,814	31,925	-
Residential Consumer Construction	-	-	-	-	19,141	19,141	-
Total	$ 2,841	$ 5	$ 807	$ 3,653	$ 579,731	$ 583,384	$ -

Note 8 – Loans, allowance for loan losses and OREO (continued)

Troubled Debt Restructurings (TDR)

There was one loan modification that was classified as a TDR during the three and nine months ended September 30, 2022. This loan has had its original terms modified to facilitate payment by the borrower. The loan has been classified as a TDR primarily due to the extension of the maturity date which lowered the borrower’s payment.

There were no loan modifications that would have been classified as TDRs during the three and nine months ended September 30, 2021.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three and nine months Ended September 30, 2022 and 2021.

At September 30, 2022 and December 31, 2021, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

At the outset of the COVID-19 pandemic in the spring of 2020, we developed relief programs to assist borrowers in financial need due to the effects of the COVID-19 pandemic. Accordingly, we offered short-term modifications made in response to COVID-19 to certain borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, deferral of principal only (interest only payments), or other delays in payment that are insignificant. The Bank modified a total of 191 loans. As of September 30, 2022 and December 31, 2021, none of the 191 previously modified loans remained in deferment and all such previously deferred loans are current.

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

Note 10 - Economic Conditions

Management will continue to evaluate current economic conditions to determine the impact of economic conditions including rising interest rates, supply chain disruption, inflation, and Federal Reserve Board of Governors monetary policy and the resulting impact on the ability of our customers to fulfill their financial obligations to the Company, as well as the values of our financial and nonfinancial assets. Accordingly, significant estimates used in the preparation of our financial statements including those associated with the evaluation of the allowance for loan losses as well as other valuation-based estimates may be subject to significant adjustments in future periods.

Note 11 – Capital Notes and Other Borrowings

On April 13, 2020, the Company commenced a private placement of unregistered debt securities (the “2020 Offering”). In the 2020 Offering, the Company sold and closed $10,050,000 in principal of notes (the “2020 Notes”) during the 2nd and 3rd quarters of 2020. The 2020 Offering officially ended on July 8, 2020. The 2020 Notes bear interest at the rate of 3.25% per year with interest payable quarterly in arrears. The 2020 Notes will mature on June 30, 2025 and are currently subject to full or partial call by the Company. The balance of the 2020 Notes on the Consolidated Balance Sheets is presented net of unamortized issuance costs.

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

On December 29, 2021 Financial borrowed $11,000,000 from National Bank of Blacksburg (NBB) pursuant to a secured promissory note (the “NBB Note”). Prior to the modification discussed below, the NBB Note bore interest at the rate of 4.00%, and was being amortized over a fifteen year period with a balloon payment of approximately $9,375,000 due on December 31, 2024. The note is secured by a first priority lien on approximately 4.95% of the Bank’s common stock. The balance of the NBB Note is presented on the Consolidated Balance Sheets under “other borrowings” and is net of unamortized issuance costs. A portion of the proceeds were used to purchase 100% of the capital stock of PWW.

On June 30, 2022, NBB agreed to modify the terms of the NBB Note effective July 1, 2022. Pursuant to the modification, the balloon payment date was extended to December 31, 2026 from December 31, 2024 and the interest rate was lowered to 3.90% from 4.00%. The approximate amount of the balloon payment on December 31, 2026 will be $8,104,000.

Note 12 – Acquisitions

Goodwill arises from business combinations and is generally determined as the excess of fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquired entity, over the fair value of the nets assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently in events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected September 1 of each year as the date to perform the annual impairment test. The Company performed a qualitative assessment of goodwill at September 1, 2022, and concluded that no impairment existed. Intangible assets with definite useful lives are amortized over estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Note 12 – Acquisitions (continued)

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

It was necessary to increase goodwill related to PWW during the nine months ended September 30, 2022 as a result of a contractual net working capital adjustment payment to the previous owners of PWW in the amount of approximately $818,000. This net working capital adjustment payment was related to fees generated by PWW that were not collected until 2022. This adjustment to goodwill was within the one-year measurement period allowed per GAAP.

Note 13 – Recent accounting pronouncements and other authoritative guidance

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company has contracted with an additional vendor in addition to its core processer and the implementation process has begun. The Company is running the CECL methodology side by side with the current allowance methodology through the end of 2022 before full implementation.

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

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses The areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Statements made in this document and in any documents that are incorporated by reference which are not purely historical are forward-looking statements, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Shareholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Financial and could cause those results to differ materially from those expressed in forward-looking statements contained in this document. These factors, many of which are beyond Financial’s control, include, but are not necessarily limited to the following:

•the effects of a potential COVID-19 resurgence on the business, customers, employees and third-party service providers of Financial or any of its acquisition targets;

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

Overview

Financial is a bank holding company headquartered in Lynchburg, Virginia. Our primary business is retail banking which we conduct through our wholly-owned subsidiary, Bank of the James (which we refer to as the “Bank”). We conduct four other business activities: mortgage banking through the Bank’s Mortgage Division (which we refer to as “Mortgage”), investment services through the Bank’s Investment division (which we refer to as “Investment Division”), insurance activities through BOTJ Insurance, Inc., a subsidiary of the Bank, (which we refer to as “Insurance business”), and as of December 31, 2021, investment advisory services through the Company’s wholly-owned subsidiary, Pettyjohn, Wood & White, Inc., which we refer to as “PWW.”

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

•A branch located at 4105 Boonsboro Road in Lynchburg (the “Peakland Branch”),

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

September 30, 2022
(in thousands)
Commitments to extend credit	$201,235
Letters of Credit	3,575
Total	$204,810

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of September 30, 2022 and December 31, 2021 and the results of operations of Financial for the three and nine month periods ended September 30, 2022 and 2021. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

September 30, 2022 as Compared to December 31, 2021

Total assets were $962,570,000 on September 30, 2022 compared with $987,634,000 at December 31, 2021, a decrease of 2.54%. The decrease in total assets was primarily due to a decrease in cash and cash equivalents. This decrease in cash and cash equivalents was due primarily to i) a decrease in Federal funds sold; ii) the use of cash to fund loan growth; and iii) the use of cash to purchase securities available-for-sale to take advantage of the increase in interest rates. The resulting increase in securities available-for-sale was offset by an increase in the unrealized loss (mark to market) on the majority of the securities in the available-for-sale portfolio.

Total deposits decreased from $887,056,000 as of December 31, 2021 to $883,069,000 on September 30, 2022, a decrease of 0.45%. The decrease resulted in large part from decreases in the following deposit categories: noninterest-bearing demand deposits and time deposits.

Total loans, excluding loans held for sale, increased to $620,511,000 on September 30, 2022 from $583,384,000 on December 31, 2021, resulting from an increase in commercial real estate loans (owner occupied and non-owner occupied and excluding construction loans). Growth was partially offset by the continued payoff of PPP loans, the payoff of two substandard loans, and normal amortization. Loans, excluding loans held for sale and net of deferred fees and costs and the allowance for loan losses, increased to $614,117,000 on September 30, 2022 from $576,469,000 on December 31, 2021, an increase of 6.53%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	September 30, 2022		December 31, 2021
	Amount	Percentage (%)	Amount	Percentage (%)
Commercial	$101,225	16.31	$105,067	18.01
Commercial Real Estate	357,304	57.58	338,149	57.97
Consumer	98,507	15.88	89,102	15.27
Residential	63,475	10.23	51,066	8.75
Total loans	$620,511	100.00	$583,384	100.00

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and OREO decreased to $1,354,000 on September 30, 2022 from $1,715,000 on December 31, 2021. OREO decreased to $566,000 on September 30, 2022 from $761,000 on December 31, 2021. The Bank accepted a contract for the purchase of one of its OREO properties and wrote down the value of that property to the contract price, resulting in the OREO decrease. Non-performing loans decreased from $954,000 at December 31, 2021 to $788,000 at September 30, 2022.

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

Due to changes in economic conditions following the COVID-19 pandemic, including labor shortages, supply chain disruptions, inflation and the rising interest rate environment, we anticipate that our commercial, commercial real estate, residential and consumer borrowers may encounter economic difficulties, which could lead to increases in our levels of nonperforming assets, impaired loans and troubled debt restructurings. Any potential financial impacts are unknown at this time.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure or deeds in lieu of foreclosure. On December 31, 2021, the Bank was carrying two OREO properties on its books at a value of $761,000. While the Bank neither acquired nor disposed of any OREO property during the nine months ended September 30, 2022, the Bank accepted a contract to sell one OREO property. The contract is subject to a study period and other customary contingencies. Because the contract price was below the amount at which the Bank was carrying the property, the Bank wrote down the value of the property, resulting in a book value of $566,000 for its two OREO properties on September 30, 2022. The remaining OREO property is available for sale and is being actively marketed.

The Bank had loans in the amount of $431,000 at September 30, 2022 classified as performing TDRs as compared to $372,000 at December 31, 2021. None of these TDRs were included in non-accrual loans. These loans have had their original terms modified to facilitate payment by the borrower. The loans have been classified as TDRs primarily because either the loan was modified to provide for interest only payments for a limited duration or to extend the maturity date.

At the beginning of the COVID-19 pandemic, we developed relief programs to assist borrowers in financial need. Accordingly, we offered short-term modifications made in response to COVID-19 to certain borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, deferral of principal only (interest only payments), or other delays in payment that were insignificant. The Bank modified a total of 191 loans. The principal balances of these loans on September 30, 2022 (adjusted for payoffs) totaled approximately $76 million. As of September 30, 2022 and December 31, 2021, none of the 191 previously modified loans remained in deferment and all such previously deferred loans are current.

Cash and cash equivalents decreased to $81,020,000 on September 30, 2022 from $183,153,000 on December 31, 2021. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). This decrease was due primarily to i) a decrease in federal funds sold; ii) the use of cash to fund loan growth; and iii) the use of cash to purchase securities available-for-sale to take advantage of the increase in interest rates. In addition, cash and cash equivalents are subject to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts.

Securities held-to-maturity were essentially flat, decreasing slightly to $3,643,000 on September 30, 2022 from $3,655,000 on December 31, 2021. This decrease is a result of normal amortization of premiums within the held-to-maturity portfolio.

Securities available-for-sale, which are carried on the balance sheet at fair market value, increased to $191,131,000 on September 30, 2022, from $161,267,000 on December 31, 2021. During the nine months ended September 30, 2022, the Bank purchased $71,580,000 in available-for-sale securities, which was responsible for the increase in securities available-for sale. During the nine months ended September 30, 2022 the Bank did not sell any securities available-for-sale and received $8,861,000 in proceeds from calls, maturities, and paydowns of securities available-for-sale, which partially offset the increase. The increase was offset in part by an increase in the unrealized loss on securities available for sale of approximately $32,530,000 from December 31, 2021 to September 30, 2022. This decrease is attributable to changes in market rates of interest rather than the credit worthiness of the issuers. Financial does not expect to realize the losses as it has the intent and ability to hold the securities until their recovery, which may be at maturity.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $489,000 at September 30, 2022 and $426,000 at December 31, 2021, an increase of $63,000. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At September 30, 2022, Financial, on a consolidated basis, had liquid assets of $272,151,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, and available-for-sale investments. Of this amount, approximately $33,779,000 (representing current market value) of the available-for-sale securities are pledged as collateral with $28,525,000 pledged as security for public deposits, and $5,254,000 pledged as security on a line of credit the Bank may draw on from time to time to meet liquidity needs. This line of credit currently has a zero balance. Management believes that liquid assets were adequate at September 30, 2022. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank.

In addition, if additional liquidity is needed, the Bank has the ability to purchase federal funds on the open market, borrow from the FHLBA using loans or investments within the Bank’s portfolio as collateral, and to borrow from the Federal Reserve Bank’s discount window.

The aftermath of the COVID-19 pandemic could have a material negative impact on Financial’s short-term or long-term liquidity. For example, if customers unexpectedly draw down on existing lines of credit, our liquidity could be impacted. While we have not experienced any unusual pressure on our deposit balances or our liquidity position as a result of the COVID-19 pandemic, management is closely monitoring our sources and uses of funds in order to meet our cash flow requirements while maximizing profits.

At September 30, 2022, the Bank had a leverage ratio of approximately 8.57%, a Tier 1 risk-based capital ratio and a CET1 ratio of approximately 10.81% and a total risk-based capital ratio of approximately 11.66%. As of September 30, 2022 and December 31, 2021, the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of September 30, 2022 and December 31, 2021:

Bank Level Only Capital Ratios

Analysis of Capital for Bank of the James (Bank only)
(dollars in thousands)

	September 30,	December 31,
Analysis of Capital	2022	2021

Tier 1 capital
Common Stock	$ 3,742	$ 3,742
Surplus	22,325	22,325
Retained earnings	55,937	52,821
Total Tier 1 capital	$ 82,004	$ 78,888

Common Equity Tier 1 Capital (CET1)	$ 82,004	$ 78,888

Tier 2 capital
Allowance for loan losses	$ 6,394	$ 6,915

Total Tier 2 capital:	$ 6,394	$ 6,915
Total risk-based capital	$ 88,398	$ 85,803

Risk weighted assets	$ 758,295	$ 693,400
Average total assets	$ 956,978	$ 959,794

	Actual		Regulatory Benchmarks
			For Capital	For Well
	September 30,	December 31,	Adequacy	Capitalized
	2022	2021	Purposes (1)	Purposes
Capital Ratios:
Tier 1 capital to average total assets	8.57%	8.22%	4.000%	5.000%
Common Equity Tier 1 capital	10.81%	11.38%	7.000%	6.500%
Tier 1 risk-based capital ratio	10.81%	11.38%	8.500%	8.000%
Total risk-based capital ratio	11.66%	12.37%	10.500%	10.000%

(1)Includes the capital conservation buffer of 2.50% for all ratios, excluding the Tier 1 capital to average total assets ratio.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $3,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis at September 30, 2022 would be slightly lower than those of the Bank because a portion of proceeds from the sale of notes previously issued by the holding company were contributed to the Bank as equity.

In July 2013, the Federal Reserve Board approved a final rule establishing a regulatory capital framework for smaller, less complex financial institutions. The rule was fully implemented on January 1, 2019 and implemented a capital conservation buffer of 2.5%. As a result, the Bank is required to have a minimum ratio of Tier 1 capital to average total assets of 4.00% (exclusive of the capital conservation buffer), a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 7.0% (inclusive of the capital conservation buffer), and a Tier 1 risk-based capital ratio of 8.5% (inclusive of the capital conservation buffer). Failure to maintain the capital conservation buffer will limit the ability of the Bank and Financial to pay dividends, repurchase shares or pay discretionary bonuses. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

Earnings Summary

Financial had net income including all operating segments of $2,574,000 and $7,005,000 for the three and nine months ended September 30, 2022, compared to $1,881,000 and $5,730,000 for the comparable periods in 2021. Basic and diluted earnings per common share for the three and nine months ended September 30, 2022 were $0.55 and $1.48, compared to basic and diluted earnings per share of $0.40 and $1.21 for the three and nine months ended September 30, 2021.

The increase in net income for the three months ended September 30, 2022, as compared to the prior year period was due primarily to i) a recovery of loan losses of loan losses of $300,000 during the quarter as compared to no recovery in the same period in 2021; ii) an increase in net interest income for the three months ended September 30, 2022 from the same period in 2021 of $1,078,000, and iii) an increase in noninterest income of $1,032,000 for the three months ended September 30, 2022 from the same period in 2021. The increase in net income was partially offset by a decrease in gains on loans held for sale as a well an increase in noninterest expense.

The increase in net income for the nine months ended September 30, 2022, as compared to the prior year period was due primarily to i) a recovery of loan losses of $900,000 during the first nine months as compared to no recovery in the same period in 2021; ii) an increase in net interest income for the nine months ended September 30, 2022 from the same period in 2021 of $1,134,000, and iii) an increase in noninterest income of $2,214,000 for the nine months ended September 30, 2022 from the same period in 2021. The increase in net income was partially offset by a decrease in gains on loans held for sale as a well an increase in noninterest expense.

These operating results represent an annualized return on average stockholders’ equity of 19.47% and 15.45% for the three and nine months ended September 30, 2022, compared with 11.03% and 11.58% for the three and nine months ended September 30, 2021. This increase for the three and nine months ended September 30, 2022 was due to an increase in our net income and a decrease in stockholders’ equity as a result of a decrease in the value of available-for-sale securities resulting from an application of the mark-to-market accounting rules. The Company had an annualized return on average assets of 1.05% and 0.95% for the three and nine months ended September 30, 2022 compared with 0.80% and 0.85% for the same periods in 2021. The increase for the three and nine months ended September 30, 2022 largely resulted from an increase in the Bank’s net income and a decrease in average assets, which was caused in part by a decrease in the value of the securities available-for-sale as discussed above.

See “Noninterest Income” below for mortgage business and wealth management segment discussions.

Interest Income, Interest Expense, and Net Interest Income

For the three months ended September 30, 2022, interest income increased to $8,399,000 from $7,315,000 for the same period in 2021, due primarily to an increase in interest earning assets. In the comparable period of 2021, the yield on loans was elevated due to the accretion of PPP fees as PPP loans were forgiven. The average rate received on loans was 4.37% and 4.18% for the three and nine months ended September 30, 2022 as compared to 4.38% and 4.40% for the same periods in 2021. The rate on total average earning assets increased during the three months ended September 30, 2022 because of a general increase in market rates. Despite this increase in market interest rates, the rate on total average earning assets decreased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 because of a decrease in loan fee accretion. The decrease in loan fees was primarily due to the winding up of the PPP program. The average rate received on average earning assets was 3.64% and 3.31% for the three and nine months ended September 30, 2022 as compared to 3.34% and 3.46% % for the same periods in 2021. The rate on total average earning assets decreased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily because the decrease in fees earned from the forgiveness of PPP loans previously discussed.

Interest expense increased slightly to $499,000 for the three months ended September 30, 2022 from $493,000 for the three months end September 30, 2021 and decreased to $1,498,000 for the nine months ended September 30, 2022 from $1,634,000 for the comparable period in 2021. The decrease for the nine months resulted primarily from a decrease in interest rates paid on deposits during the first nine months of the year. The increase in interest rates during the second quarter is reflected in the increased expense for the third quarter of 2022. The Bank’s average rate paid on interest bearing deposits was 0.15% and 0.16% during the three and nine months ended September 30, 2022 as compared to 0.22% and 0.27% for the same periods in 2021.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and nine months ended September 30, 2022 was $7,900,000 and $21,414,000 as compared to $6,822,000 and $20,280,000 for the same periods in 2021. The net interest margin was 3.42% and 3.09% for the three and nine months ended September 30, 2022 as compared to 3.11% and 3.20% for the same periods in 2021. The increase in the net interest margin for the three-month period was primarily due to the rates on interest earning assets repricing more rapidly than the rates on interest bearing liabilities. The decrease for the nine month period was primarily attributable to the decrease in loan fees related to the PPP program in 2022 as compared to 2021. Due to rising inflation, economic uncertainties have arisen that are likely to impact net interest margin. The FOMC has implemented a series of interest rate increases that are likely to positively impact our net interest margin in the near term, but may cause long-term uncertainty. Other financial impacts could occur, though such potential impacts are unknown at this time.

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

Noninterest income increased to $3,854,000 and $10,519,000 for the three and nine months ended September 30, 2022 from $2,822,000 and $8,305,000 for the same periods in 2021. This increase was primarily related to increases in service charges, fees, and commissions and fees generated from the wealth management services of PWW and was offset by decreases in gains on sales of loans held for sale to $1,472,000 and $4,675,000 during the three and nine months ended September 2022 from $2,091,0000 and $6,175,000 for the same periods in 2021. Fee income from PWW was $959,000 and $2,935,000 for the three and nine months ended September 30, 2022 as compared to $0 and $0 for the same periods in 2021. In addition, growth in fee income in the third quarter of 2022 reflected increased interchange income earned on card activity and overdraft fees.

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

Purchase mortgage originations totaled $41,436,000 and $128,840,000 or 81.37% and 74.16%, respectively, of the total mortgage loans originated in the three and nine months ended September 30, 2022 as compared to $54,645,000 and $139,599,000 or 62.73% and 56.39% of the total mortgage loans originated in the same periods in 2021. Because of a rising mortgage interest rate environment, management anticipates that in the short-term purchase mortgage originations will continue to represent a majority of mortgage originations. However, management also believes that a continued increase in long term market interest rates could limit refinancing activity.

Mortgage rates increased dramatically in the first nine months of 2022 and these increases are having a negative impact on mortgage origination volume. Because of uncertainty surrounding current and near-term economic conditions arising from the COVID-19 pandemic, supply chain issues, inflation, and geopolitical concerns, management cannot predict future mortgage rates. Nevertheless, management expects that the Mortgage division’s reputation in Region 2000, steady residential real estate inventory and the recent hiring of additional mortgage loan originators in Roanoke, Harrisonburg, Charlottesville, Blacksburg, and most recently,

Wytheville, will result in strong mortgage originations through the remainder of 2022. Management also believes that the rising interest rates could put revenue from the mortgage segment under additional pressure.

Our Investment division provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third-party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by two dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. The Investment division’s financial impact on our consolidated revenue has been immaterial. Although management cannot predict the financial impact of Investment with certainty, management anticipates the Investment division’s impact on noninterest income will remain immaterial for the remainder of 2022.

We conduct our investment advisory business through PWW, which Financial acquired on December 31, 2021. PWW is a Lynchburg, Virginia-based investment advisory firm that had approximately $650 million in assets under management and advisement at the time of the acquisition. PWW operates as a subsidiary of Financial. PWW generates revenue primarily through investment advisory fees. The investment advisory fees will vary based on the value of assets under management. Assets under management may fluctuate due to both client action and fluctuations in the equity and debt markets. Despite the potential for fluctuation, we anticipate that PWW will continue to contribute meaningfully to the Company’s consolidated net income.

The Bank provides insurance and annuity products to Bank customers and others, through the Bank’s Insurance subsidiary. The Bank has three employees that are licensed to sell insurance products through Insurance. Insurance generates minimal revenue and its financial impact on our consolidated revenue has been immaterial. Management anticipates that Insurance’s impact on noninterest income will remain immaterial for the remainder of 2022.

Noninterest Expense

Noninterest expense for the three and nine months ended September 30, 2022 increased to $8,879,000 and $24,119,000 from $7,298,000 and $21,424,000 for the same periods in 2021, increases of 21.66% and 12.58%, respectively. These increases resulted primarily from increases in personnel expenses from variable compensation along with the added personnel expense of PWW employees, occupancy expense, equipment expense, and professional, data processing, and other outside expense. In addition, director’s fees, director’s and officer’s insurance, bank security expense, and a decrease in fair value of interest rate lock commitments contributed to the increases. The increases were offset in part by a decrease in equipment expense, marketing expense, and credit expense. FDIC insurance expense decreased in both the three and nine months ended September 30, 2022. Total personnel expense was $4,529,000 and $13,051,000 for the three and nine month periods ended September 30, 2022 as compared to $4,093,000 and $11,901,000 for the same periods in 2021.

Allowance and Provision for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb probable losses inherent in the loan portfolio. The provision for loan losses increases the allowance, and loans charged-off, net of recoveries, reduce the allowance. The provision for the allowance for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon two components – specific impairment and general reserves. As discussed below, loans having a risk rating of 7 or below that are significantly past due, and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due as well as all TDRs, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, and loan performance measures. Based on the application of the loan loss calculation, the Bank recorded a recovery of loan losses of $300,000 and $900,000 in the three and nine month periods ended September 30, 2022. This compares to a provision of $0 for each of the comparable periods in 2021.

At September 30, 2022, the allowance for loan losses was 1.03% of total loans outstanding, versus 1.19% and 1.23% of total loans outstanding at December 31, 2021 and September 30, 2021, respectively. The decrease in the allowance for loan losses was largely driven by decreased qualitative factor adjustments related to the ongoing COVID-19 pandemic, primarily in relation to the economy and because all loans previously in deferral due to COVID-19 conditions have resumed their normal payment schedules and were current as of September 30, 2022. The specific reserve was $0 at December 31, 2021 and September 30, 2022. PPP loans are guaranteed in full by the U.S. Small Business Administration, and therefore, are excluded from the Company’s allowance for loan losses calculation. As shown in the table below, the total balance in the allowance decreased, from $6,915,000 as of December 31, 2021 to $6,394,000 on September 30, 2022. The decrease was due primarily to a continued decline in historical loss experience as evidenced by net recoveris during 2022, an improvement in asset quality metrics, and continued performance of loans specifically impacted by the pandemic. The effects of the pandemic may require the Company to fund increases in the allowance for loan losses in future periods.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for loan losses and constitute a realized loss. Charged-off loans were $1,000 and $10,000 for the three and nine months ended September 30, 2022 as compared to $16,000 and $80,000 for the comparable periods in 2021. While a charged-off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. In the three and nine months ended September 30, 2022, the Bank had recoveries of charged-off loans of $79,000 and $389,000 as compared with $80,000 and $200,000 for the comparable periods in 2021.

In light of the current economic environment, management continues its ongoing assessment of specific impairment in the Bank’s loan portfolio. As set forth in the tables below, the Bank’s allowance arising from the specific impairment evaluation as of September 30, 2022 was unchanged as compared to December 31, 2021.

The following tables summarize the allowance activity for the periods indicated:

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Nine Months Ended September 30, 2022

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Loan Losses:

Beginning Balance	$ 1,471	$ 3,637	$ 860	$ 947	$ 6,915
Charge-Offs	-	-	(10)	-	(10)
Recoveries	96	207	15	71	389
Provision (Recovery of)	(302)	(861)	(36)	299	(900)
Ending Balance	1,265	2,983	829	1,317	6,394

Ending Balance: Individually evaluated for impairment	-	-	-	-	-

Ending Balance: Collectively evaluated for impairment	1,265	2,983	829	1,317	6,394

Totals:	$ 1,265	$ 2,983	$ 829	$ 1,317	$ 6,394

Financing Receivables:
Ending Balance: Individually evaluated for impairment	-	1,712	253	1,354	3,319

Ending Balance: Collectively evaluated for impairment	101,225	355,592	98,254	62,121	617,192

Totals:	$ 101,225	$ 357,304	$ 98,507	$ 63,475	$ 620,511

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2021

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Loan Losses:

Beginning Balance	$ 2,001	$ 3,550	$ 868	$ 737	$ 7,156
Charge-Offs	(53)	-	(38)	-	(91)
Recoveries	112	72	29	137	350
Provision (Recovery of)	(589)	15	1	73	(500)
Ending Balance	1,471	3,637	860	947	6,915

Ending Balance: Individually evaluated for impairment	-	-	-	-	-

Ending Balance: Collectively evaluated for impairment	1,471	3,637	860	947	6,915

Totals:	$ 1,471	$ 3,637	$ 860	$ 947	$ 6,915

Financing Receivables:
Ending Balance: Individually evaluated for impairment	17	2,694	59	1,316	4,086

Ending Balance: Collectively evaluated for impairment	105,050	335,455	89,043	49,750	579,298

Totals:	$ 105,067	$ 338,149	$ 89,102	$ 51,066	$ 583,384

The following sets forth the reconciliation of the allowance for loan losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	2022	2021	2022	2021
Balance, beginning of period	$ 6,616	$ 7,212	$ 6,915	$ 7,156
Recovery of loan losses	(300)	-	(900)	-
Loans charged off	(1)	(16)	(10)	(80)
Recoveries of loans charged off	79	80	389	200
Net recoveries	78	64	379	120
Balance, end of period	$ 6,394	$ 7,276	$ 6,394	$ 7,276

No nonaccrual loans were excluded from the impaired loan disclosures at September 30, 2022 and December 31, 2021. If interest on these loans had been accrued, such income cumulatively would have approximated $218,000 and $177,000 on September 30, 2022 and December 31, 2021, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

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

Income Taxes

For the three and nine months ended September 30, 2022, Financial had an income tax expense of $601,000 and $1,709,000 as compared to $465,000 and $1,431,000 for the three and nine months ended September 30, 2021. This represents an effective tax rate of 18.93% and 19.61% for the three and nine months ended September 30, 2022 as compared with 19.82% and 19.98% for the three and nine months ended September 30, 2021. Our effective rate was lower than the statutory corporate tax rate in all periods primarily because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance, and interest earned on tax free municipal bonds.

Net Interest Margin Analysis
Average Balance Sheets
For the Three Months Ended September 30, 2022 and 2021
(dollars in thousands)
	2022			2021
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned
	Sheet	Expense	Paid	Sheet	Expense	/Paid
ASSETS
Loans, including fees (1)(2)	$615,208	$6,776	4.37%	$594,371	$6,564	4.38%
Loans held for sale	4,217	54	5.08%	5,638	41	2.89%
Federal funds sold	46,147	262	2.25%	107,001	33	0.12%
Interest-bearing bank balances	18,853	101	2.13%	18,895	7	0.15%
Securities (3)	230,986	1,210	2.08%	142,670	668	1.86%
Federal agency equities	1,271	5	1.56%	1,208	4	1.31%
CBB equity	116	—	- %	116	—	- %

Total earning assets	916,798	8,408	3.64%	869,899	7,317	3.34%

Allowance for loan losses	(6,633)			(7,242)
Non-earning assets	58,820			68,189

Total assets	$968,985			$930,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	459,755	114	0.10%	422,840	116	0.11%
Savings	138,016	19	0.05%	114,612	30	0.10%
Time deposits	130,885	143	0.43%	141,550	239	0.67%

Total interest bearing deposits	728,656	276	0.15%	679,002	385	0.22%

Other borrowed funds
Other borrowings	10,672	117	4.35%	—	—	- %
Financing leases	3,546	24	2.69%	3,677	26	2.81%
Capital notes	10,035	82	3.24%	10,030	82	3.24%
Total interest-bearing liabilities	752,909	499	0.26%	692,709	493	0.28%

Noninterest bearing deposits	156,946			164,450
Other liabilities	6,679			6,030

Total liabilities	916,534			863,189

Stockholders’ equity	52,451			67,657

Total liabilities and
Stockholders’ equity	$968,985			$930,846

Net interest earnings		$7,909			$6,824

Net interest margin			3.42%			3.11%

Interest spread			3.38%			3.05%

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

Net Interst Margin Analysis
Average Balance Sheets
For the Nine Months Ended September 30, 2022 and 2021
(dollars in thousands)
	2022			2021
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned
	Sheet	Expense	Paid	Sheet	Expense	/Paid
ASSETS
Loans, including fees (1)(2)	$600,286	$18,779	4.18%	$605,314	$19,943	4.40%
Loans held for sale	3,978	130	4.37%	5,777	146	3.38%
Federal funds sold	82,142	463	0.75%	97,762	67	0.09%
Interest-bearing bank balances	18,853	135	0.96%	18,793	26	0.18%
Securities (3)	220,863	3,384	2.05%	118,662	1,700	1.92%
Federal agency equities	1,244	36	3.87%	1,306	39	3.99%
CBB equity	116	—	- %	116	—	- %

Total earning assets	927,482	22,927	3.31%	847,730	21,921	3.46%

Allowance for loan losses	(6,829)			(7,179)
Non-earning assets	66,214			65,838

Total assets	$986,867			$906,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	456,851	318	0.09%	391,298	332	0.11%
Savings	131,266	56	0.06%	106,009	87	0.11%
Time deposits	136,949	467	0.46%	146,580	890	0.81%

Total interest bearing deposits	725,066	841	0.16%	643,887	1,309	0.27%

Other borrowed funds
Other borrowings	10,805	339	4.19%	—	—	0.00%
Financing leases	3,640	73	2.68%	3,841	80	2.78%
Capital notes	10,034	245	3.26%	10,028	245	3.27%
Total interest-bearing liabilities	749,545	1,498	0.27%	657,756	1,634	0.33%

Noninterest bearing deposits	170,208			164,974
Other liabilities	6,511			9,753

Total liabilities	926,264			832,483

Stockholders’ equity	60,603			65,434

Total liabilities and
Stockholders’ equity	$986,867			$897,917

Net interest earnings		$21,429			$20,287

Net interest margin			3.09%			3.20%

Interest spread			3.04%			3.13%

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

There have been no significant changes during the quarter ended September 30, 2022, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company for the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (1)
July 1, 2022 through July 31, 2022 (2)	-	N/A	-	$500,000
August 1, 2022 through August 30, 2022 (2) (3)	112,000	$12.51	112,000	$98,482
September 1, 2022 through September 30, 2022 (2) (3)	-	N/A	112,000	$98,482
Total	112,000	$12.51	112,000	$98,482

(1)The company repurchased 112,000 shares for an aggregate of $1,402,000 during the quarter ended September 30, 2022. All purchases were made in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934.

(2)On July 19, 2022, the Company’s board of directors approved a share repurchase program under which the Company was authorized to repurchase, from time to time as the Company deems appropriate, up to an aggregate of $500,000 of shares of the Company’s common stock. The program, as amended, will expire by its terms on July 18, 2023. Repurchases may be made in the open market, through block trades, or otherwise, an in privately negotiated transactions.

(3)On August 18, 2022, the Company’s board of directors increased this aggregate amount available for the repurchase of shares to $1,500,000. The program, as amended, will expire by its terms on July 18, 2023. Repurchases may be made in the open market, through block trades, or otherwise, an in privately negotiated transactions.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated Novmeber 10, 2022
31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated Novmeber 10, 2022
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated Novmeber 10, 2022
101

The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2022 and 2021; (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited) for the three and nine months ended September 30, 2022 and 2021 (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2022 and 2021 (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2022 and 2021; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.
Date: Novmeber 10, 2022	By /S/ Robert R. Chapman III Robert R. Chapman III, President (Principal Executive Officer)
Date: Novmeber 10, 2022	By /S/ J. Todd Scruggs J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)