Form 10-K
period 2022-12-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2023-03-31
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-K

______________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022 or
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).     ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐    Yes    ☑    No

The aggregate value of the voting common equity held by nonaffiliates as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $ 53,478,191 based on the price at which the common stock last traded on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $2.14 par value as of March 31, 2023 was approximately 4,575,038.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2023 Proxy Statement to be used in conjunction with the Annual Meeting of Shareholders, scheduled to be held on May 16, 2023, are incorporated by reference into Part III of this Form 10-K

PART I

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

Item 14. Principal Accountant Fees and Services

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

Financial conducts three principal activities: (1) general retail and commercial banking through Bank of the James; (2) mortgage brokerage services through Bank of the James Mortgage, a division of the Bank (the “Mortgage Division”); and (3) investment advisory (sometimes referred to as wealth management) services through its wholly-owned subsidiary, Pettyjohn, Wood & White, Inc. (“PWW”). Because Financial acquired PWW on December 31, 2021, PWW had no effect on Financial’s net income for the period ended December 31, 2021.

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

Products and Services

Retail and Commercial Banking

The Bank currently conducts business within Virginia from 17 full-service offices, two limited service offices, and one residential mortgage loan production office. The location of and services provided by each of our facilities is described in “Item 2. Properties” below. The Bank established a mortgage loan origination division that conducts business under the name “Bank of the James Mortgage, a Division of Bank of the James” (the “Mortgage Division”). The Mortgage Division conducts business primarily from the division’s main office located in the Forest branch of the Bank and has opened several satellite offices throughout our market area. In addition, the Bank expanded into Charlottesville in 2013 (opening a full-service branch in 2015), Harrisonburg in 2014 (opening a full-service branch in 2015), Appomattox in 2016 (opening a permanent full-service branch in 2017), Roanoke in 2013 (opening a full-service branch in 2017), Blacksburg in 2018 (opening a mortgage origination office), Lexington in 2019 with a full-service branch, and Rustburg in 2019 with a full-service branch.

Deposit Services. Deposits are a major source of our funding. The Bank offers a full range of deposit services that are typically available in most banks and other financial institutions including checking accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank’s market areas at rates competitive to those offered by other financial institutions in that market area. In addition, the Bank offers its customers Individual Retirement Accounts (IRAs) and Health Care Savings Accounts (HSAs). All deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount allowed by law (generally, $250,000 per depositor, subject to aggregation rules). The Bank solicits such accounts from individuals, businesses, associations and organizations, and governmental authorities.

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

The Bank intends to introduce new products and services desired by the public and as permitted by the regulatory authorities. The Bank remains committed to meeting the challenges that require technology. The Bank provides its customers with access to the latest technological products, such as telephone banking and internet banking, including online bill pay. This service allows customers to handle routine transactions using a standard touch tone telephone or cell phone, applications for mobile devices, and via the internet at the Bank’s website.

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

Employees

As of March 31, 2023, we had approximately 173 employees, 163 of which are full-time and ten of which are part-time. None of our employees are represented by any collective bargaining agreements, and relations with employees are considered excellent. We maintain employee benefit programs that include health insurance, a health savings account, a 401(k) plan, and an employee stock purchase plan.

Location and Market Area

The Bank’s market area primarily consists of Region 2000, which encompasses the seven jurisdictions of the Town of Altavista, Amherst County, Appomattox County, the Town of Bedford, Bedford County, Campbell County, and the City of Lynchburg. Region 2000 supports a diverse, well-rounded economy. U.S. Routes 29, 60, 221, 460 and 501 and State Routes 24 and 40 all pass through our market area and provide efficient access to other regions of the state. Regional airport service and rail service provide additional transportation channels.

Total population in the market area equals approximately 267,000. According to publicly available information, the current populations of the localities in the Region 2000 market area were approximately as follows: City of Lynchburg – 82,000; Amherst County – 32,000; Appomattox County – 15,000; Bedford County (including the Town of Bedford) – 79,000; Campbell County (including the Town of Altavista) – 55,000. The area is serviced by one daily newspaper and a number of radio and television stations providing diverse media outlets. Median family income in Region 2000 has risen over the past ten years.

Region 2000 has a broad range of services, light industry, and manufacturing plants. Principal service, industrial, research and development employers include: BWX Technologies, Inc. (nuclear fuel); Framatome (nuclear services); Centra Health, Inc. (health care services); Southern Air, Inc. (mechanical and HVAC contractors); Pacific Life (life insurance and other financial products); Frito-Lay, Inc. (snack foods); U.S. Pipe (ductile iron pipe); as well as six colleges and universities including Randolph College, Sweet Briar College, Liberty University, and the University of Lynchburg.

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

Mortgage Banking

The Mortgage Division competes with large national and regional banks, credit unions, regional mortgage lenders and local mortgage brokers. Following the 2008 downturn in the economy and subsequent real estate turmoil, the guidelines surrounding agency business (i.e., loans sold to Fannie Mae and Freddie Mac) became much more restrictive and the associated mortgage insurance for loans above 80 percent loan-to-value has tightened. These changes in the conventional market have caused a dramatic increase in government lending and state bond programs. The Mortgage Division competes by attracting the top salespeople in our market, providing an operational infrastructure that manages the guideline changes efficiently and effectively, offering a product menu that is both competitive in loan parameters as well as price, and providing consistently high-quality customer service.

Although the Mortgage Division sells loans to various intermediaries, the ability of these aggregators to purchase loans would be limited if certain government-sponsored entities (e.g. Fannie Mae, Freddie Mac, etc.) cease to exist or materially limit their purchases of mortgage loans.

Investment Advisory Business

PWW competes with national, regional, statewide, and local investment advisors, wealth management firms and brokerage firms. According to publicly available information, more than 50 investment advisors and 35 brokerage firms have physical locations in Lynchburg, many of which have greater resources than PWW. Competition for wealth management clients is intense.

SUPERVISION AND REGULATION OF THE COMPANY

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

Limits on the Payment of Dividends. Financial is a legal entity, separate and distinct from the Bank. Financial currently does not have any significant sources of revenue other than cash dividends paid to it by the Bank and PWW. Both Financial and the Bank are subject to laws and regulations that limit the payment of cash dividends, including requirements to maintain capital at or above regulatory minimums. As a bank that is a member of the Federal Reserve System (“state member bank”), the Bank must obtain prior written approval for any cash dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years.

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

Many aspects of the Dodd-Frank Reform Act are subject to rulemaking by numerous federal agencies to implement various parts of the legislation. While many rules have been finalized or issued in proposed form, additional rules have yet to be proposed or finalized. While it is not possible at this time to predict when all such additional rules will be issued or finalized, and what the content of such rules will be, Financial continues to evaluate the potential impact of the Dodd-Frank Reform Act.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as Financial, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-

management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

In 2022, the Bank expensed $500,000 in FDIC assessments which compared to $548,000 in 2021. Any increases in FDIC insurance premiums could adversely affect the Bank’s profitability.

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

Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the previous requirement); and (iv) a leverage ratio of 4.0% of total assets. A capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

Since January 1, 2019 and the rules have required the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% common equity Tier 1 ratio, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

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

As discussed above under “Supervision and Regulation - The Regulatory Relief Act,” recently enacted legislation directed the federal bank regulatory agencies to develop a “Community Bank Leverage Ratio,” calculated by dividing tangible equity capital by average consolidated total assets, of not less than 8% and not more than 10%. On September 17, 2019, pursuant to the Regulatory Relief Act, the federal banking agencies adopted a final rule setting a community bank leverage ratio of 9%. If a “qualified community bank,” generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, has a leverage ratio which exceeds the Community Bank Leverage Ratio, then such bank will be considered to have met all generally applicable leverage and risk based capital requirements; the capital ratio requirements for “well capitalized” status under Section 38 of the FDIA, and any other leverage or capital requirements to which it is subject.

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

Safety and Soundness. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” all such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2022, the Bank was considered “well-capitalized.”

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

Cybersecurity. The federal bank regulatory agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a banking organization's board of directors. This guidance, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal bank regulatory agencies expect financial institutions to establish appropriate security controls and to ensure that their risk management processes address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution's operations after a cyberattack. If we fail to meet the expectations set forth in such regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

In November 2021, the federal bank regulatory agencies issued a final rule to improve the sharing of information about cyber incidents that may affect the U.S. banking system. The rule, which became effective on May 1, 2022, requires a banking organization to notify its primary federal regulator within 36 hours of determining that a "computer-security incident" has materially affected - or is reasonably likely to materially affect - the viability of the banking organization's operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours.

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

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. In particular, we are subject to risk from decisions of the FOMC to continue to increase the fed funds target rate. Such an increase could subject us to interest rate risk by, among other things, a) requiring us to increase the rates paid on deposit accounts; and b) further decreasing the value of certain assets, including our loans and investment securities. While is it is not possible to fully predict the nature or impact of future changes in monetary and fiscal policies, we anticipate that continued rate increases in 2023 could have a negative impact on our results of operations and/or financial condition.

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

The failure of a least three regional banks has caused commentators and government officials to call for the increased regulation of the banking and financial industry. Regulation could take the form of increased capital requirements or stress tests for banks other than the systemically important financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Regulation of PWW

PWW is a registered investment adviser under the Investment Advisers Act of 1940, as amended, and as such, is supervised by the SEC. It is also subject to various other federal laws as well as licensing and/or registration requirements. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations.

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

Our success depends primarily on the general economic conditions of the primary markets in Virginia in which we operate and where our loans are concentrated. Unlike nationwide banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Lynchburg metropolitan statistical area (“MSA”). Lynchburg’s MSA, which is often referred to as Region 2000, consists of approximately 2,122 square miles, and includes the City of Lynchburg and the Counties of Bedford, Campbell, Amherst and Appomattox. To a lesser extent, our lending market includes the Roanoke, Charlottesville and Harrisonburg MSAs. Our branches in localities outside of Region 2000 have a short operating history. As of December 2022, the Lynchburg MSA had an unemployment rate (not seasonally adjusted) of 2.9%, as compared to a statewide average unemployment rate of 2.6%.

The local economic conditions in these areas have a significant impact on the Company’s commercial and industrial, real estate and construction loans, the ability of its borrowers to repay their loans and the value of the collateral securing these loans. In addition, if the population or income growth in the Company’s market areas is slower than projected, income levels, deposits and housing starts could be adversely affected and could result in a reduction of the Company’s expansion, growth and profitability. If the Company’s market areas experience a downturn or a recession for a prolonged period of time, the Company could experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital. A significant decline in general economic conditions, caused by inflation, recession, pandemics, acts of terrorism, outbreaks of hostilities or other international or domestic calamities, unemployment, monetary and fiscal policies of the federal government or other factors could impact these local economic conditions and could negatively affect the Company’s financial condition, results of operations and cash flows.

The Company’s business, financial condition, liquidity and results of operations may be, adversely affected by a resurgence of  COVID-19 or other  pandemics.

The COVID-19 pandemic negatively impacted the local, state, national, and world economies. The pandemic created economic and financial disruptions that have adversely affected, and have the potential to continue to adversely affect, the Company's business, financial condition, liquidity and results of operations. Although the pandemic has subsided, a resurgence of COVID-19 or other pandemics could adversely impact our business, financial condition, liquidity and results of operations. The impact would depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the resurgence of COVID-19 or subsequent pandemics, the effectiveness of the Company’s business continuity plan, the direct and indirect impact of the resurgence or pandemic on the Company’s employees, customers, clients, and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.

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

A significant source of risk arises from the possibility that we could sustain losses due to loan defaults and nonperformance on loans. We maintain an allowance in accordance with GAAP to provide for such defaults and other nonperformance. As of December 31, 2022, our allowance as a percentage of total loans was 1.02% and our allowance as a percentage of nonperforming loans was 988.78%. The determination of the appropriate level of allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, many of which are beyond our control. In addition, our underwriting policies, adherence to credit monitoring processes and risk management systems and controls may not prevent unexpected losses. Our allowance may not be adequate to cover actual loan losses. Moreover, any increase in our allowance will adversely affect our earnings by decreasing our net income.

In June 2016, the FASB issued a new accounting standard, commonly referred to as the Current Expected Credit Losses (CECL) standard, which replaced the current approach under GAAP for establishing our allowance for loan losses. We adopted the standard on January 1, 2023. Prior to CECL, our allowance for loan losses generally considered only past events and current conditions. The CECL methodology requires a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. The CECL standard requires us to record, at the time of origination, credit losses expected throughout the life of our loans, as opposed to the current practice of recording losses when it is probable that a loss event has occurred. CECL requires advanced modeling techniques, heavy reliance on assumptions, and dependence on historical data that may not accurately forecast losses. CECL can result in greater volatility in the level of the allowance for credit losses, depending on various factors and assumptions applied in the model, such as the forecasted economic conditions in the foreseeable future and loan payment behaviors. Any increase in the allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, can have an adverse effect on our financial condition and results of operations.

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

A significant percentage of our loans are commercial and industrial loans. Although our portfolio of commercial and industrial loans has decreased during the past year, that category has generally increased over the past several years and we continue to focus on commercial and industrial loans.

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

Our efforts to increase our levels of commercial and industrial loans may be impacted by increased interest rates, recession, or other adverse economic conditions.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. While the boards of the Company and the Bank intend to take steps to ensure that the capital plan aligns with the Bank’s strategic plan, that all material risks to the Bank are identified and measured and that capital limits are appropriate for the institution’s risk profile, failure to successfully implement such steps could have a material adverse effect on our financial condition and results of operations. We may at some point need to raise additional capital to support any future significant growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we can make no assurances of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired.

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

Severe weather, natural disasters, , acts of war or terrorism or other adverse external events could significantly impact our business.

Severe weather, natural disasters, , acts of war or terrorism or other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We manage our credit exposure through careful monitoring of lending relationships and loan concentrations in particular industries, and through loan approval and review procedures. The adequacy of our allowance for loan losses is crucial in monitoring credit exposure. While our board and senior management are continuing to improve the Bank’s risk management framework and align the Bank’s risk philosophy with its capital and strategic plans, failure to continue to improve such risk management framework could have a material adverse effect on our financial condition and results of operations. We can make no assurances that our loan loss reserves will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, financial condition or results of operations.

Our profitability is vulnerable to interest rate fluctuations and changes in monetary policies.

Our profitability depends substantially upon our net interest income. Net interest income is the difference between the interest earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as NOW accounts, savings accounts, time deposits and other borrowings. Market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control. Previously interest rate spreads had a sustained period of narrowness due to many factors, such as market conditions, policies of various government and regulatory authorities and competitive pricing pressures, and we cannot predict whether these rate spreads will narrow again. This narrowing of interest rate spreads could adversely affect our financial condition and results of operations. In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. Actions by monetary and fiscal authorities, including the Federal Reserve Board, could have an adverse effect on our deposit levels, loan demand or business and earnings.

Inflation can have an adverse impact on our customers and their ability to repay.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, there has been a pronounced rise in inflation and the Federal Reserve has raised certain benchmark interest rates in an effort to combat this trend. Our customers may also be affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

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

Although we maintain safeguards to protect against these risks, we have suffered losses in the past and there can be no assurance that we will not suffer losses in the future that may be material in amount or nature.

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

Further, our liquidity could be reduced because of a decrease in the value of certain assets, including loans and investment securities, caused by increases in interest rates which could in turn reduce the amount that we are able to borrow and/or reduce the proceeds from the sale of securities in our portfolio. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations or deterioration in credit markets.

We may lose lower-cost funding sources.

Checking, savings and money market deposit account balances and other forms of customer deposits can decrease when customers perceive alternatives such as other financial institutions or investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments or to other financial institutions, the Bank could lose a relatively low-cost source of funds, thereby increasing its funding costs and reducing the Bank’s net interest income and net income.

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

In an effort combat inflation, the Federal reserve raised rates in 2022. Interest rates increased rapidly. On December 31, 2021, the Fed funds rate was 0% to 0.25%. By June 30, 2022, the rate stood at 1.5% to 1.75% and by December 31, 2022 the rate was 4.25% to 4.5%. These increases generally had an adverse impact on the value of our securities available-for-sale portfolio.

From time to time, we hold as investments certain securities that have unrealized losses. As of December 31, 2022, we had unrealized losses in our available-for-sale securities portfolio net of taxes of $26,781,000. While we currently maintain substantial liquidity which supports our intent and ability to hold these investments until they mature, or until there is a market price recovery, if we were to cease to have the ability and intent to hold these investments until maturity or if the market prices do not recover, and we were to sell these securities at a loss, it could adversely affect our net income and thereby our capital.

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

PWW, our investment advisory business derives the majority of its revenue from noninterest income, which primarily consists of investment advisory fees.  Substantially all of PWW’s revenues are generated from investment management contracts with clients. Under these contracts, the investment advisory fees paid to us are typically based on the market value of assets under management. Assets under management may decline for various reasons including declines in the market value of the assets, which could be caused by price declines in the securities markets. Assets under management may also decrease due to redemptions and other withdrawals by clients or termination of contracts. This could be in response to adverse market conditions or in pursuit of other investment opportunities. If the assets under management we supervise decline and there is a related decrease in fees, it will negatively affect our results of operations.

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

The Company is a legal entity, separate and distinct from the Bank and PWW. The Company currently does not have any significant sources of revenue other than cash dividends paid to it by the Bank and PWW. Both the Company and the Bank are subject to laws and regulations that limit the payment of cash dividends, including requirements to maintain capital at or above regulatory minimums. As a bank that is a member of the Federal Reserve System, the Bank must obtain prior written approval for any cash dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years. PWW’s ability to pay dividends is likewise subject to certain limits imposed by state law.

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

Our common stock commenced trading on The NASDAQ Capital Market on January 25, 2012, and trading volumes since that time have been relatively low as compared to larger financial services companies. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market. Accordingly, holders of our common stock may have difficulty selling our common stock at prices which holders find acceptable or which accurately reflect the value of the Company.

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

Item 1B.Unresolved Staff Comments

None.

Item 2. Properties

Current Locations and Property

Depending on such factors as cost, availability, and location, we may either lease or purchase our operating facilities. The existing facilities that we have purchased typically have been former branches of other financial institutions. As of March 31, 2023 the Bank conducts its operations from 19 locations, of which we own 11 and lease 8. The following table describes the location and general character of our operating facilities:

Address	Type of Facility	Year Opened	Owned/Leased
5204 Fort Avenue Lynchburg, Virginia	Full-service branch with drive thru and ATM	2000	Owned

4698 South Amherst Highway Madison Heights, Virginia	Full-service branch with drive thru and ATM	2002	Owned

17000 Forest Road Forest, Virginia	Full-service branch with drive thru and ATM Headquarters for Mortgage Division	2005	Owned

164 South Main Street Amherst, Virginia	Full-service branch with drive thru and ATM	2007	Owned

1405 Ole Dominion Blvd Bedford, Virginia	Full-service branch with drive thru and ATM	2008	Owned

1110 Main Street Altavista, Virginia	Full-service branch with drive thru and ATM	2009	Owned

828 Main Street Lynchburg, Virginia	Corporate Headquarters; Full-service branch with drive thru and ATM	2004	Leased (1)

4935 Boonsboro Road, Suites C and D Lynchburg, Virginia	Full-service branch with drive thru and ATM	2006	Leased (2)

501 VES Road Lynchburg, Virginia	Limited service branch	2010	Leased (3)

250 Pantops Mountain Road Charlottesville, Virginia	Limited service branch	2015	Leased (4)

1391 South High Street Harrisonburg, Virginia	Full-service branch with drive thru and ATM	2015	Owned

1745 Confederate Blvd Appomattox, Virginia	Full-service branch with drive thru and ATM	2017	Owned

225 Merchant Walk Avenue Charlottesville, Virginia	Full-service branch with drive thru and ATM	2016	Leased (5)

3562 Electric Road Roanoke, Virginia	Full-service branch with ATM	2017	Leased (6)

2001 South Main Street #107 Blacksburg, Virginia	Mortgage origination office	2018	Leased (7)

550 East Water Street Suite 100 Charlottesville, Virginia	Full-service branch with ATM	2019	Owned

2101 Electric Road Roanoke, Virginia	Full-service branch with drive thru and ATM	2019	Leased (8)

45 South Main Street Lexington, Virginia	Full-service branch with ATM	2019	Owned

13 Village Highway Rustburg, VA 24588	Full-service branch with drive thru and ATM	2019	Owned

4105 Boonsboro Road Lynchburg, Virginia	Full-service branch with drive thru and ATM	2022	Owned

(1)The current term of the amended and restated lease expires in three years and the Bank has three five-year renewal options (subject to the terms and conditions outlined in the lease). The Bank leases this property from Jamesview Investment, LLC, which is wholly-owned by William C. Bryant III, a member of the Board of Directors of both Financial and the Bank.

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

(6)Base lease expires January 31, 2027.

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

We will use the internet, consistent with applicable regulatory guidelines, to augment our growth plans. We currently offer online account access, bill payment, and account management functions through our website and apps for mobile devices.

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

As of March 31, 2023, there were approximately 4,575,038 shares of Common Stock outstanding, which shares are held by approximately 1,500 active shareholders of record.

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

The Company is a legal entity separate and distinct from its subsidiaries. Its ability to distribute cash dividends will depend primarily on the ability of the Bank and PWW to pay dividends to it, and the Bank is subject to laws and regulations that limit the amount of dividends that it can pay. As a state member bank, the Bank is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. For a discussion of these restrictions, see “Supervision and Regulation of Financial – Limits on the Payment of Dividends” in Item 1 of this Report on Form 10-K. PWW’s ability to pay dividends is subject to certain limits imposed by state law.

On January 17, 2023 Financial declared a cash dividend for the fourth quarter of 2022 of $0.08 per common share. The dividend was paid on March 17, 2023 to shareholders of record at the close of business on March 3, 2023. Financial will evaluate the factors set forth above when making a determination of whether to continue to pay a cash dividend in 2023.

As set forth in the following table, during the quarter ended December 31, 2022, Financial repurchased no shares of common stock.

Beginning Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (000’s) (1)
October 1, 2022 through October 31, 2022 (2)	–	N/A	–	$98
November 1, 2022 through November 30, 2022	–	N/A	–	$98
December 1, 2022 through December 31, 2022	–	N/A	–	$98
Total	–	N/A	–	$98

(1)The company repurchased no shares during the quarter ended December 31, 2022.

(2)On July 19, 2022, the Company's board of directors approved a share repurchase program under which the Company was authorized to repurchase, from time to time as the Company deems appropriate, up to an aggregate of $500,000 of shares of the Company's common stock. On August 18, 2022, the Company's board of directors increased this aggregate amount available for the repurchase of shares to $1,500,000. The program, as amended, was scheduled by its terms to expire on July 18, 2023, but was terminated on February 6, 2023 when a new repurchase plan was adopted.

On February 6, 2023, the Company's board of directors approved a stock repurchase plan to purchase up to $998,000 of the Company's common stock. The plan authorizes the Company to make purchases from March 8, 2023 through March 7, 2024, unless extended or sooner terminated. Purchases may be made in open market transactions or privately negotiated transactions, in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

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

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Statements made in this document and in any documents that are incorporated by reference which are not purely historical are forward-looking statements, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Shareholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Financial and could cause those results to differ materially from those expressed in forward-looking statements contained in this document. These factors, many of which are beyond Financial’s control, include, but are not necessarily limited to the following:

•the effects of a resurgence of COVID-19 or other pandemic on the business, customers, employees and third-party service providers of Financial or any of its acquisition targets;

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

•the stability of the overall banking industry in the United States;

•liquidity and perceived liquidity in the banking industry in the United States;

•economic and political tensions with China, the ongoing war between Russia and Ukraine and potential expansion of combatants, and the sanctions imposed on Russia by numerous countries and private companies, all of which may have a destabilizing effect on financial markets and economic activity; and

•other risks and uncertainties set forth in this Annual Report on Form 10-K and, from time to time, in our other filings with the Securities and Exchanges Commission (“SEC”).

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

Overview

Financial is a bank holding company headquartered in Lynchburg, Virginia. Our primary business is retail banking which we conduct through our wholly-owned subsidiary, Bank of the James (which we refer to as the “Bank”). We conduct four other business activities: mortgage banking through the Bank’s Mortgage Division (which we refer to as “Mortgage”), investment services through the Bank’s Investment division (which we refer to as “Investment Division”), insurance activities through BOTJ Insurance, Inc., a subsidiary of the Bank, (which we refer to as “Insurance”), and subsequent to December 31, 2021, investment advisory services through the Company’s wholly-owned subsidiary, Pettyjohn, Wood & White, Inc. (which we refer to as “PWW”).

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

As discussed in more detail below,

•For the year ended December 31, 2022, Financial had net income of $8,959,000, an increase of $1,370,000 from net income of $7,589,000, for the year ended December 31, 2021;

•For the year ended December 31, 2022, earnings per basic and diluted common share were $1.91, as compared to earnings of $1.60 per basic and diluted common share for the year ended December 31, 2021;

•Net interest income increased to $29,703,000 for the current year from $27,079,000 for the year ended December 31, 2021;

•Noninterest income (exclusive of net gains on sales and calls of securities) increased to $13,247,000 for the year ended December 31, 2022 from $11,209,000 for the year ended December 31, 2021;

•Total assets as of December 31, 2022 were $928,571,000 compared to $987,634,000 at the end of 2021, a decrease of $59,063,000 or 5.98%;

•Net loans (excluding loans held for sale), net of unearned income and the allowance for loan losses, increased to $605,366,000 as of December 31, 2022 from $576,469,000 as of the end of December 31, 2021, an increase of 5.01%; and

•The net interest margin increased 9 basis points to 3.23% for 2022, compared to 3.14% for 2021.

The following table sets forth selected financial ratios:

	For the Year Ended
	December 31,
	2022	2021
Return on average equity	15.59%	11.34%
Return on average assets	0.91%	0.82%
Dividend yield %	2.29%	1.75%
Average equity to total average assets	5.86%	7.27%

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

In its December 11, 2019 statement, the FOMC stated it continues to seek to foster maximum employment and price stability. The FOMC judged that the current stance of monetary policy was appropriate to support sustained expansion of economic activity, strong labor market conditions, and inflation near the FOMC's two percent objective. However, on March 3, 2020, the FOMC lowered the target range of the fed funds rate by 50 basis points in response to concerns related to risks the coronavirus posed to economic activity. Further, in response to concerns that the coronavirus could push the U.S. economy towards a recession, on March 15, 2020, the FOMC, at an emergency meeting lowered the target range of the fed funds rate by an additional 100 basis points. As of March 20, 2020, the FOMC had set a current target rate range of 0% to 0.25%. The target rate remained unchanged for the remainder of 2020 and 2021. However, as a result of COVID-19 stimulus and other factors, long term rates began to trend slightly upward in the first quarter of 2021.

In response to higher inflation and supply chain issues exacerbated by the war in Ukraine, on March 17, 2022, the FOMC increased the target rate to a range of 0.25% to 0.50%. The FOMC continued to increase the target rate, including raises of 50 basis points on May 5, 2022, 75 basis points on each of June 16, July 27, September 30, and November 2, 2022, 50 basis points on December 14, 2022 and 25 basis points on February 1, 2023, at which point the target rate was 4.50% to 4.75%.

Prior to March 10, 2023, the FOMC had r indicated that it is likely to increase the target rate one or more times in 2023 in a continued effort to bring the rate of inflation in line with Federal Reserve’s target of 2.0%. In addition, many commentators had expressed a belief e that the January 2023 inflation numbers will require multiple additional increases in the Fed funds target rate during 2023. Recent perceived instability in the banking industry caused in part by at least three regional bank failures has added uncertainty as to whether the FOMC will continue to raise the target rate. On March 22, 2023, the FOMC raised the target rate by 25 basis points, brining the target rate to 4.75% to 5.0%. The FOMC indicated that it may increase the rate by an additional 25 basis points during 2023.

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

Goodwill arises from business combinations and is generally determined as the excess of fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquired entity, over the fair value of the nets assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently in events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected September 1 of each year as the date to perform the annual impairment test. Impairment testing requires a qualitative assessment or that the fair value of each of the Company’s reporting units be compared to the carrying amount of their net assets, including goodwill. If the fair value of a reporting unit is less than its carrying value, an expense may be required to write down the related goodwill to record an impairment loss. Determining fair value is subjective, requiring the use of estimates, assumptions and management judgment. Intangible assets with finite useful lives are amortized over their estimated useful lives to their estimated residual values, if any. Goodwill is the only intangible asset with an indefinite life on our consolidated balance sheet.

RESULTS OF OPERATIONS

Year Ended December 31, 2022 compared to year ended December 31, 2021

Net Income

The net income for Financial for the year ended December 31, 2022 was $8,959,000 or $1.91 per basic and diluted share compared with net income of $7,589,000 or $1.60 per basic and diluted share for the year ended December 31, 2021. All earnings per share figures have been adjusted to reflect the 10% stock dividend paid in 2021. Note 13 of the consolidated financial statements provides additional information with respect to the calculation of Financial’s earnings per share.

The increase of $1,370,000 in 2022 net income compared to 2021 was due in large part to an increase in net interest income of $2,624,000 or 9.69%, an increase in wealth management fees to $3,932,000 in 2022 from $0 in 2021, and an increase in service charges, fees, and commissions to $3,591,000 in 2022 from $2,496,000 in 2021. These changes were partially offset by a decrease in gains of loans held for sale to $5,256,000 in 2022 from $8,265,000 in 2021 and an increase in noninterest expense of $3,400,000, or 11.59%.

These operating results represent a return on average stockholders’ equity of 15.59% for the year ended December 31, 2022 compared to 11.34% for the year ended December 31, 2021. Our return on average stockholder’s equity increased because of an increase in net income and a decrease in the market value of the available-for-sale securities portfolio, which in turn decreased our equity. The return on average assets for the year ended December 31, 2022 was 0.91% compared to 0.82% in 2021 primarily due to the increase in net income and a decrease in total assets.

Net Interest Income

The fundamental source of Financial’s earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. The significant categories of earning assets are loans, federal funds sold, interest-bearing balances at other banks, and investment securities, while deposits, federal funds purchased, and other borrowings represent interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operation.

Interest income increased to $31,853,000 for the year ended December 31, 2022 from $29,181,000 for the year ended December 31, 2021. This increase was due primarily to an increase in loan volume as well as an increase in the yields on average earning assets which primarily consist of loans and investment securities, as discussed below.

Net interest income for 2022 increased $2,624,000, or 9.69%, to $29,703,000 from $27,079,000 in 2021. The rates charged on loans and received on investments grew faster than rates paid on deposits, which was the primary driver in the increase of our net interest income. Our interest expense increased slightly from $2,102,000 in 2021 from $2,150,000 in 2022. The average balance of interest bearing liabilities increased 9.44% from $682,089,000 for the year ended December 31, 2021 to $746,479,000 for the year ended December 31, 2022. The average interest rate paid on interest bearing liabilities decreased by 2 basis points to 0.29% in 2022 from 0.31% in 2021.

The net interest margin increased to 3.23% in 2022 from 3.14% in 2021. The average rate on earning assets increased 8 basis points from 3.38% in 2021 to 3.46% in 2022 and the average rate on interest-bearing deposits decreased from 0.25% in 2021 to 0.18% in 2022. The decrease was primarily caused by a decrease in average time deposits, which pay a higher rate than demand interest bearing and savings deposits, from $144,206,000 for the year ended December 31, 2021 to $134,821,000 for the year ended December 31, 2022. One of the results of the spread of COVID-19 was a sustained low interest rate environment, which negatively impacted our net interest margin in 2021. Because of Financial’s asset interest rate sensitivity, we anticipate that a gradual increase in interest rates generally would have a positive impact on our results of operations.

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

Net Interest Margin Analysis
Average Balance Sheets
For the Years Ended December 31, 2022 and 2021
(dollars in thousands)
	2022			2021
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned
	Sheet	Expense	Paid	Sheet	Expense	/Paid
ASSETS
Loans, including fees (1)(2)	$604,990	$25,992	4.30%	$601,272	$26,336	4.38%
Loans held for sale	3,913	183	4.68%	5,815	193	3.32%
Federal funds sold	68,580	721	1.05%	106,310	107	0.10%
Interest-bearing bank balances	18,005	282	1.57%	18,820	33	0.18%
Securities (3)	223,137	4,628	2.07%	128,886	2,459	1.91%
Federal agency equities	1,251	66	5.28%	1,281	67	5.23%
CBB equity	116	—	0.00%	116	—	0.00%

Total earning assets	919,992	31,872	3.46%	862,500	29,195	3.38%

Allowance for loan losses	(6,715)			(7,223)
Non-earning assets	67,230			65,197

Total assets	$980,507			$920,474

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand interest bearing	454,974	480	0.11%	412,301	446	0.11%
Savings	132,318	75	0.06%	111,571	118	0.11%
Time deposits	134,821	732	0.54%	144,206	1,105	0.77%

Total interest bearing deposits	722,113	1,287	0.18%	668,078	1,669	0.25%

Other borrowed funds
Other borrowings	10,738	440	4.10%	30	—	0.00%
Financing leases	3,593	96	2.67%	3,951	106	2.68%
Capital Notes	10,035	327	3.26%	10,030	327	3.26%
Total interest-bearing liabilities	746,479	2,150	0.29%	682,089	2,102	0.31%

Noninterest bearing deposits	166,179			165,138
Other liabilities	10,371			6,310

Total liabilities	923,029			853,537

Stockholders' equity	57,478			66,937

Total liabilities and
Stockholders’ equity	$980,507			$920,474

Net interest earnings		$29,722			$27,093

Net interest margin			3.23%			3.14%

Interest spread			3.17%			3.07%

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

	Volume and Rate
	(dollars in thousands)
	Years Ending December 31,
	2022			2021
			Change in			Change in
	Volume	Rate	Income/	Volume	Rate	Income/
	Effect	Effect	Expense	Effect	Effect	Expense
Loans	$69	$(423)	$(354)	$(376)	$(1,116)	$(1,492)
Federal funds sold	(24)	638	614	10	(5)	5
Interest-bearing deposits	(1)	250	249	2	(58)	(56)
Securities	1,946	223	2,169	1,192	(132)	1,060
Restricted stock	(2)	1	(1)	(7)	(4)	(11)
Total earning assets	1,988	689	2,677	821	(1,315)	(494)
Liabilities:
Demand interest bearing	34	—	34	261	(467)	(206)
Savings	30	(73)	(43)	62	(96)	(34)
Time deposits	(67)	(306)	(373)	(577)	(1,666)	(2,243)
Capital notes	—	—	—	78	(24)	54
Financing leases	(10)	—	(10)	(9)	—	(9)
Repurchase agreements and other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	$(13)	$(379)	$(392)	$(185)	$(2,253)	$(2,438)
Change in net interest income	$2,001	$1,068	$3,069	$1,006	$938	$1,944

Noninterest Income of Financial

Noninterest income has been and will continue to be an important factor for increasing our profitability. Our management continues to review and consider areas where noninterest income can be increased. Noninterest income (excluding securities gains and losses) consists of income from mortgage originations and sales, service fees, income from life insurance, income from credit and debit card transactions, fees generated by the investment services of Investment, and since January 1, 2022, income from PWW. Service fees consist primarily of monthly service and minimum account balance fees and charges on transactional deposit accounts, treasury management fees, overdraft charges, and ATM service fees.

The Bank, through the Mortgage Division originates both conforming and non-conforming consumer residential mortgages and reverse mortgage loans primarily in the Region 2000 area as well as in Charlottesville, Harrisonburg, Roanoke, Lexington, and Blacksburg. As part of the Bank’s overall risk management strategy, all of the loans originated and closed by the Mortgage Division are presold to mortgage banking or other financial institutions. The Mortgage Division assumes no credit or interest rate risk on these mortgages. In addition, overall home inventory for sale decreased in our market areas. Beginning in 2013 we began operating the Mortgage Division with hybrid correspondent relationships that allow the Bank to close loans in its name before an investor purchases the loan. By using the Bank’s funds to close the loan (as compared to a broker relationship in which loans are funded by the purchaser of the mortgage), the Bank is able to obtain better pricing due to the slight increase in risk.

The Mortgage Division originated 798 mortgage loans, totaling approximately $213,406,000 during the year ended December 31, 2022 as compared with 1,335 mortgage loans, totaling $331,235,000 in 2021. The decrease in originations was due in large part to a rapid increase in mortgage rates during 2022, particularly the second half of the year. Loans for new home purchases comprised 75% of the total volume in 2022 as compared to 54% in 2021. The Mortgage Division’s revenue is derived from gains on sales of loans held-for-sale to the secondary market. For the year ended December 31, 2022, the Mortgage Division accounted for

11.65% of Financial’s total revenue as compared with 20.46% of Financial’s total revenue for the year ended December 31, 2021. Mortgage contributed $790,000 and $2,360,000 to Financial’s pre-tax net income in 2022 and 2021, respectively. Because of the uncertainty surrounding current and near-term economic conditions, management cannot predict future mortgage rates. Management also anticipates that in the near to medium term if rates continue to stay above 5% to 6% and prices remain relatively steady or increase, refinancing opportunities will be scarce and the majority of the loan mix will continue to lean towards new home purchases and away from refinancing.

Recently, the Mortgage Division has established a presence in the Wytheville market area. Management expects that the Mortgage Division’s reputation in its markets and our recently-added offices and producers present an opportunity for us to continue to grow the Mortgage Division’s market share and, in the longer term, revenue.

Service charges and fees and commissions increased to $3,591,000 for the year ended December 31, 2022 from $2,496,000 for the year ended December 31, 2021 primarily due to increases related to commissions on the sales of securities, debit card fees, and treasury management fees.

Investment provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. Investment’s financial impact on our consolidated revenue has been minimal. Although management cannot predict the financial impact of Investment with certainty, management anticipates it will continue to be a relatively small component of revenue in 2023.

In the third quarter of 2008, we began providing insurance and annuity products to Bank customers and others, through the Bank’s Insurance subsidiary. Insurance generates minimal revenue and its financial impact on our consolidated revenue has been immaterial. Management anticipates that Insurance’s impact on noninterest income will remain immaterial in 2023.

We conduct our investment advisory business through PWW, which Financial acquired on December 31, 2021. PWW is a Lynchburg, Virginia-based investment advisory firm that had approximately $650 million in assets under management and advisement at the time of the acquisition. PWW operates as a subsidiary of Financial. PWW generates revenue primarily through investment advisory fees. The investment advisory fees will vary based on the value of assets under management. Assets under management may fluctuate due to both client action and fluctuations in the equity and debt markets. Despite the potential for fluctuation, we anticipate that PWW will continue to contribute meaningfully to the Company's consolidated net income. For the year ended December 31, 2022, its first year of operations as a subsidiary of Financial, PWW had fee income of $3,932,000. For the year ended December 31, 2022, PWW accounted for 8.72% of Financial’s total revenue. In 202,1 PWW did not contribute any revenue to Financial.

Noninterest income, exclusive of gains and losses on the sale and call of securities, increased to $13,247,000 in 2022 from $11,209,000 in 2021. Inclusive of gains and losses on the sale and call of securities, noninterest income increased to $13,244,000 in 2022 from $11,209,000 in 2021. The following table summarizes our noninterest income for the periods indicated.

	Noninterest Income
	(dollars in thousands)
	December 31,
	2022	2021
Gains on sale of loans held for sale	$5,256	$8,265
Service charges, fees and commissions	3,591	2,496
Wealth management fees	3,932	—
Life insurance income	452	430
Other	16	18
Loss on sales and calls of securities, net	(3)	—

Total noninterest income	$13,244	$11,209

The increase in noninterest income for 2022 as compared to 2021 was due to an increase in service charges, fees and commissions and wealth management fees and was offset by a decrease in gain on sales of loans held for sale. The increase in noninterest income was driven primarily by wealth management fees following the acquisition of PWW and an increase in overdraft fees, debit card income, which resulted from an increased volume of debit card transactions. The decrease in the gain on sales of loans held for sale was caused by an increase in mortgage loan rates.

Noninterest Expense of Financial

Noninterest expenses increased from $29,337,000 for the year ended December 31, 2021 to $32,737,000 for the year ended December 31, 2022. The following table summarizes our noninterest expense for the periods indicated.

	Noninterest Expense
	(dollars in thousands)
	December 31,
	2022	2021
Salaries and employee benefits	$17,682	$16,377
Occupancy	1,814	1,673
Equipment	2,553	2,526
Supplies	521	471
Professional and other outside expenses	2,589	2,286
Data processing	2,467	1,808
Marketing	920	934
Credit expense	923	1,103
Other real estate expenses, net	214	102
FDIC insurance expense	500	548
Amortization of intangibles	560	—
Other	1,994	1,509
Total noninterest expense	$32,737	$29,337

The increase in noninterest expense was due in large part to an increase in compensation and benefits, primarily related to the addition of PWW, and professional, data processing and other outside expenses, professional, data processing, and other outside expense increased primarily due to increased charges by our core service provider relating to the additional volume of transactions in 2022. Our compensation and benefits expense has a variable component related to mortgage origination, which offset some of the increase noted above due to lower mortgage volume in 2022. In addition, noninterest expense increased in part due to an increase in other expenses, primarily related to an isolated check forgery that resulted in a charge of $362,000. We have filed a proof of loss with our insurance carrier and are waiting for a coverage determination.

The efficiency ratio, that is the cost of producing each dollar of revenue, is determined by dividing noninterest expense by the sum of net interest income plus noninterest income. Financial’s efficiency ratio decreased from 76.62% in 2021 to 76.23% in 2022. Our efficiency ratio decreased because the increase in interest income and wealth management fees were greater than the increase in noninterest expense. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. No non-recurring adjustments were made to the calculation of the efficiency ratio.

Income Tax Expense

For the year ended December 31, 2021, Financial had federal income tax expense of $1,862,000, as compared to a federal income tax expense of $2,151,000 in 2022, which equates to effective tax rates of 19.70% and 19.36%, respectively. Our effective tax rate was lower than the statutory corporate tax rate in 2021 and 2022 because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance, and certain tax-free municipal securities. Note 12 of the consolidated financial statements provides additional information with respect to our 2021 and 2022 federal income tax expense and deferred tax accounts.

ANALYSIS OF FINANCIAL CONDITION

As of December 31, 2022 and December 31, 2021

General

Our total assets were $928,571,000 at December 31, 2022, a decrease of $59,063,000 or 5.98% from $987,634,000 at December 31, 2021, primarily due to a decrease in federal funds sold which was partially offset by increases in securities available-for-sale, loans, net of allowance for loan losses, and other assets. As explained in more detail below, deposits decreased from $887,056,000 on December 31, 2021 to $848,138,000 on December 31, 2022. Loans, net of unearned income and the allowance, increased to $605,366,000 on December 31, 2022 from $576,469,000 on December 31, 2021.

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

Loans, net of unearned income and the allowance, increased to $605,366,000 on December 31, 2022 from $576,469,000 on December 31, 2021. Total loans, including loans held for sale increased to $614,048,000 on December 31, 2022 from $585,012,000 on December 31, 2021. The increase in total loans was in large part due to demand for commercial and residential mortgage loans. Competition for qualified borrowers remains strong.

As of December 31, 2022, the Bank had $633,000, or 0.10% of its total loans, in non-accrual status compared with $954,000, or 0.16% of its total loans, at December 31, 2021. Management is continuing its efforts to reduce non-performing assets through enhanced collection efforts and the liquidation of underlying collateral when applicable. The Bank attempts to work with borrowers on a case-by-case basis to attempt to protect the Bank’s interests. However, despite our commitment, a reduction of non-accrual loans can be dependent on a number of factors, including an increase in unemployment, adverse housing market conditions, and overall economic conditions at the local, regional and national levels. See “Asset Quality” below.

The following table summarizes net charge-offs, average loan balance and the percentage of net (charge-offs) recoveries to average loan balance for each of the Company’s loan segments at the end of the period:

	Loan Portfolio
	(dollars in thousands)
	December 31,
2022	(Recovery of) Provision for Loan Losses	Net (Charge-offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-offs) Recoveries to Average Loans
Commercial	$(473)	$104	$101,734	0.10%
Commercial real estate	(810)	75	350,424	0.02%
Consumer	51	(7)	94,702	-0.01%
Residential	332	72	58,130	0.12%
Total loans	$(900)	$244	$604,990	0.04%

2021
Commercial	$(589)	$59	$126,162	0.05%
Commercial real estate	15	72	326,591	0.02%
Consumer	1	(9)	91,489	-0.01%
Residential	73	137	57,030	0.24%
Total loans	$(500)	$259	$601,272	0.04%

The following table sets forth the maturities of the loan portfolio at December 31, 2022:

	Remaining Maturities of Selected Loans
	(dollars in thousands)
	At December 31, 2022
	Less than One Year	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial	$16,639	$41,466	$16,736	$21,044	$95,885
Commercial real estate	15,635	16,051	134,577	187,762	354,025
Consumer	4,476	23,945	55,074	14,464	97,959
Residential	20,759	399	3,436	39,162	63,756
Total	$57,509	$81,861	$209,823	$262,432	$611,625

Loans with fixed interest rates:
Commercial	$2,937	$22,967	$3,423	$1,786	$31,113
Commercial real estate	9,239	11,044	35,006	566	55,855
Consumer	536	13,000	17,562	9,212	40,310
Residential	15,645	399	2,706	767	19,517
Total	$28,357	$47,410	$58,697	$12,331	$146,795

Loans with variable interest rates:
Commercial	$13,702	$18,499	$13,313	$19,258	$64,772
Commercial real estate	6,396	5,007	99,571	187,196	298,170
Consumer	3,940	10,945	37,512	5,252	57,649
Residential	5,114	—	730	38,395	44,239
Total	$29,152	$34,451	$151,126	$250,101	$464,830

Deposits

We experienced a decrease in deposits from $887,056,000 at December 31, 2021 to $848,138,000 at December 31, 2022, for a decrease of 4.39%. Noninterest-bearing deposits decreased $7,402,000 or 4.56% from $162,286,000 at December 31, 2021 to $154,884,000 at December 31, 2022. The decrease in noninterest-bearing deposits was due to customers moving funds to higher rate accounts both within and outside the Bank. The decrease was offset by our growth in the Charlottesville, Harrisonburg, Roanoke, Appomattox, and Rustburg markets, as well as increased and continued efforts to procure the primary checking accounts of our commercial loan customers through offering treasury services. Interest-bearing deposits including certificates of deposit decreased $31,516,000, or 4.35%, from $724,770,000 at December 31, 2021 to $693,254,000 at December 31, 2022.

The following table sets forth the average deposit balances and the rates paid on deposits for the years indicated:

	Average Deposits and Rates Paid
	(dollars in thousands)
	Year Ended December 31,
	2022		2021
	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$166,179	—	$165,138	—
Interest-bearing deposits
Interest checking	$356,160	0.09%	$333,974	0.10%
Money market	98,814	0.15%	78,327	0.15%
Savings	132,318	0.06%	111,571	0.11%
Time deposits
Less than or equal to $250,000	118,053	0.53%	125,242	0.76%
Greater than $250,000	16,768	0.63%	18,964	0.81%
Total interest-bearing deposits	$722,113	0.18%	$668,078	0.25%
Total deposits	$888,292		$833,216

The following table includes a summary of maturities of CDs greater than $250,000:

	Maturities of CD’s Greater than $ 250,000
	(dollars in thousands)
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total
At December 31, 2022	$1,531	$1,993	$2,630	$10,375	$16,529

The total amount of all deposit categories in excess of the FDIC $250,000 insurance limit was $185,848,000 and $118,315,000 as of December 31, 2022 and 2021, respectively.

Cash and Cash Equivalents

Cash and cash equivalents decreased from $183,153,000 on December 31, 2021 to $61,762,000 on December 31, 2022. Federal funds sold amounted to $31,737,000 on December 31, 2022 compared to $153,816,000 on December 31, 2021. The decrease in the balance of federal funds sold is due in part to the decrease in deposits, the use of cash and cash equivalents to fund loans, and the purchase of available-for-sale securities to take advantage of increased available yields. In addition, fluctuations in federal funds sold generally are related to fluctuations in transactional accounts and professional settlement accounts. The large decrease in cash and cash equivalents in 2022 can be directly attributed to the decrease in federal funds sold.

Investment Securities

The investment securities portfolio of the Bank is used as a source of income and liquidity.

The following table summarizes the fair value of the Bank’s securities portfolio for the periods indicated:

	Securities Portfolio
	(dollars in thousands)
	December 31,
	2022	2021
Held-to-maturity
U.S. agency obligations	$3,135	$4,006

Available-for-sale
U.S. treasuries	$4,741	$2,002
U.S. agency obligations	59,273	58,470
Mortgage - backed securities	67,842	37,438
Municipals	37,855	50,204
Corporates	16,076	13,153
Total available-for-sale	$185,787	$161,267

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

Securities held-to-maturity at amortized cost decreased slightly from $3,655,000 as of December 31, 2021 to $3,639,000 as of December 31, 2022. This decrease resulted from the amortization of premiums within the held-to-maturity portfolio. The decision to invest in securities held-to-maturity is based on the same factors as the decision to invest in securities available-for-sale except that management invests surplus funds in securities held-to-maturity only after concluding that such funds will not be necessary for liquidity purposes during the term of such security. However, the held-to-maturity securities may be pledged for such purposes as short term borrowings and as collateral for public deposits.

The portfolio of securities available-for-sale increased to $185,787,000 as of December 31, 2022 from $161,267,000 as of December 31, 2021. The increase was due to the deployment of federal funds sold into fixed income securities in an attempt secure higher yields on our investments. The increase was offset in part by a decrease in the fair value of available-for-sale securities of $25,395,000 (net of tax) caused by rising interest rates. The Bank realized $11,718,000 from pay-downs related to the normal amortization of principal related to the Bank’s mortgage backed securities, calls, and maturities. During 2022, the Bank sold $7,681,000 in available-for-sale securities. During 2022, the Bank purchased $76,562,000 of available-for-sale securities.

The following table shows the maturities of held-to-maturity and available-for-sale securities at fair value at December 31, 2022 and 2021 and approximate weighted average yields of such securities. Weighted average yields on all securities including state and political subdivision securities are shown on a pre-tax basis. Financial attempts to maintain diversity in its portfolio and maintain credit quality and repricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on Financial’s securities, see Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution / Yield Analysis
	(dollars in thousands)
	At December 31, 2022
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years	Total
Held-to-maturity
U.S. Agency
Fair value	$—	$—	$2,131	$1,004	$3,135
Weighted average yield			2.88%	3.25%

Available-for-sale securities
U.S Treasury
Fair value	$—	$4,741	$—	$—	$4,741
Weighted average yield		1.73%
U.S. Agency
Fair value	$—	$30,842	$26,728	$1,703	$59,273
Weighted average yield		1.44%	1.61%	2.07%
Mortgage Backed Securities
Fair value	$40	$657	$12,179	$54,966	$67,842
Weighted average yield	1.00%	2.00%	1.68%	2.23%
Municipals
Fair value	$790	$682	$10,413	$25,970	$37,855
Weighted average yield	2.02%	1.84%	2.00%	2.44%
Corporates
Fair value	$1,482	$4,138	$10,456	$—	$16,076
Weighted average yield	2	2.61%	3.85%

Total portfolio
Fair value	$2,312	$41,060	$61,907	$83,643	$188,922
Weighted average yield	2.08%	1.61%	2.07%	2.31%

	Securities Portfolio Maturity Distribution / Yield Analysis
	(dollars in thousands)
	At December 31, 2021
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years	Total
Held-to-maturity
U.S. Agency
Fair value	$—	$—	$2,634	$1,372	$4,006
Weighted average yield			2.88%	3.23%

Available-for-sale securities
U.S Treasury
Fair value	$2,002	$—	$—	$—	$2,002
Weighted average yield	1.37%
U.S. Agency
Fair value	$—	$6,131	$47,884	$4,455	$58,470
Weighted average yield		1.21%	1.42%	1.62%
Mortgage Backed Securities
Fair value	$—	$1,178	$6,843	$29,417	$37,438
Weighted average yield		2.32%	1.58%	1.82%
Municipals
Fair value	$734	$1,563	$7,480	$40,427	$50,204
Weighted average yield	2.41%	1.94%	1.90%	2.27%
Corporates
Fair value	$—	$4,162	$8,503	$488	$13,153
Weighted average yield		2.29%	3.75%	2.00%

Total portfolio
Fair value	$2,736	$13,033	$73,345	$76,159	$165,273
Weighted average yield	1.64%	1.74%	2.06%	1.93%

Cash surrender value of bank-owned life insurance

The Company has funded bank-owned life insurance (BOLI) for a small group of its officers. The Company is the owner and sole beneficiary of the BOLI policies. As of December 31, 2022, the BOLI had a cash surrender value of $19,237,000, an increase of $452,000 from the cash surrender value of $18,785,000 as of December 31, 2021. The Company did not purchase any additional BOLI during 2022. With the exception of purchases, the value of BOLI increases from the cash surrender values of the pool of insurance. The increase in cash surrender value is recorded as a component of noninterest income; however, the Company does not pay tax on the increase in cash value. This profitability is used to offset a portion of current and future employee benefit costs. BOLI can be liquidated if necessary with associated tax costs. However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position. Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

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

In connection with the transaction, the Company recorded intangibles relating to customer relationships and the resultant goodwill, representing the excess of the fair value of the consideration transferred over the fair value of the assets acquired and liabilities assumed in accordance with the acquisition method of accounting. Other assets acquired and liabilities assumed in the combination were not significant. Refer to Note 26. Acquisitions, included in Item 8 of this Annual Report on Form 10-K for additional information.

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities.

The liquidity of Financial depends primarily on Financial’s current assets, available credit, and the dividends paid to it by the Bank and PWW. Payment of cash dividends by the Bank is limited by regulations of the Federal Reserve Board and is tied to the regulatory capital requirements. Management believes that Financial has sufficient liquidity to meet its current obligations. See “Capital Resources,” below.

The objective of liquidity management for the Bank is to ensure the continuous availability of funds to meet the demands of depositors, borrowers, creditors, and others. Liquidity management involves monitoring the Bank’s sources and uses of funds in order to meet the day-to-day cash flow requirements while maximizing profits. Stable core deposits and a strong capital position are the components of a solid foundation for the Bank’s liquidity position. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of securities held-to-maturity is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net non-maturity deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

Funding sources for the Bank primarily include paid-in capital and customer-based deposits but also include borrowed funds and cash flow from operations. The Bank has in place several agreements that will provide alternative sources of funding, including, but not limited to, lines of credit, sale of investment securities, purchase of federal funds, advances through the Federal Home Loan Bank of Atlanta (“FHLBA”) and correspondents, and brokered certificate of deposit arrangements. Specifically,

•Additional borrowings may be obtained through the FHLBA. The Bank’s remaining available credit through the FHLBA was $229,637,000 as of December 31, 2022, the most recent calculation. Currently the Bank has in place pledged collateral in the amount of approximately $21,907,000 against which $0 was drawn and outstanding on December 31, 2022. Additional collateral would be required to be pledged in order for the full amount to be available.

•Unsecured federal funds lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $13,000,000, PNC Bank $6,000,000, First National Bankers’ Bank, $10,000,000, and Zions Bank, $4,000,000.

•The Bank maintains a $5,000,000 reverse repurchase agreement with Truist Bank whereby securities may be pledged as collateral in exchange for funds for a minimum of 30 days with a maximum of 90 days. The Bank also maintains a secured federal funds line with Community Bankers’ Bank whereby it may pledge securities as collateral with no specified minimum or maximum amount or term.

In response to the failures of Silicon Valley Bank and Signature Bank, the Federal Reserve authorized all 12 regional reserve banks to make additional funding available to eligible depository institutions, including the Bank, through the Bank Term Funding Program (the “Program”) in order to help assure the depository institutions that they have an additional source of liquidity to meet the needs of their depositors. Under the Program, eligible depository institutions may pledge eligible collateral (which includes direct obligations of the U.S. Department of Treasury and most federal agencies and mortgage-backed securities issued and/or fully guaranteed by Ginnie Mae, Freddie Mac, and Fannie Mae) in exchange for advances equal to 100% of the par value of the collateral pledged. The advances have a term of one year and bear interest at a fixed rate equal to the one-year overnight swap index rate plus 10 basis points. As of March, the Bank has approximately $100,000,000 of collateral available to pledge under the Program.

At December 31, 2022, liquid assets, which include cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, and securities available-for-sale totaled $247,549,000 as compared to $344,420,000 at December 31, 2021. Management deems liquidity to be sufficient. Investment securities traditionally provide a secondary source of liquidity because they can be converted into cash in a timely manner. However, approximately $30,166,000 (current market value) of these securities are pledged to secure public deposits and $5,210,000 (current market value) are pledged to secure unfunded lines of credit. In the event any secured line of credit is drawn upon, the related debt would need to be repaid before the securities could be sold and converted to cash.

While we have not experienced any unusual pressure on our deposit balances or our liquidity position as a result of increased interest rates or recent turmoil in the banking system, management continues to monitor our sources and uses of funds in order to meet our cash needs and cash flow requirements while maximizing profits.

Management believes that the Bank has the ability to meet its liquidity needs.

The following table sets forth non-deposit sources of funding:

Funding Sources
(dollars in thousands)
	December 31, 2022
Source	Capacity	Outstanding	Available
Federal funds purchased lines (unsecured)	$33,000	$—	$33,000
Federal funds purchased lines (secured)	4,689	—	4,689
Reverse repurchase agreements	5,000	—	5,000
Borrowings from FHLB Atlanta (1)	229,637	—	229,637
Total	$272,326	$—	$272,326

	December 31, 2021
Source	Capacity	Outstanding	Available
Federal funds purchased lines (unsecured)	$33,000	$—	$33,000
Federal funds purchased lines (secured)	7,294	—	7,294
Reverse repurchase agreements	5,000	—	5,000
Borrowings from FHLB Atlanta	235,788	—	235,788
Total	$281,082	$—	$281,082

(1)Currently the Bank has in place pledged collateral in the form of 1-4 family residential mortgages in the amount of approximately $21,907,000 against which $0 was drawn and outstanding on December 31, 2022. Additional collateral would be required to be pledged in order for the full $229,637,000 to be available.

At the end of 2022, approximately 29.56%, or $180,811,000 of the loan portfolio could mature or could reprice within a one-year period. At December 31, 2022, non-deposit sources of available funds totaled $272,326,000, which included $229,637,000 available from the FHLBA.

Capital Resources

Capital adequacy is an important measure of financial stability and performance. Management's objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profiles of financial institutions. The guidelines define capital as Tier 1 (primarily common stockholders' equity, defined to include certain debt obligations) and Tier 2 (remaining capital generally consisting of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general valuation allowance for loan losses).

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

Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the previous requirement); and (iv) a leverage ratio of 4.0% of total assets. A capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

Since January 1, 2019 the rules have required the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus the 2.5% "capital conservation buffer" (which is added to the 4.5% common equity Tier 1 ratio, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

With respect to the Bank, the rules also revised the "prompt corrective action" regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the previous 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized.

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

Pursuant to the Regulatory Relief Act, on September 17, 2019, the federal banking agencies adopted a final rule regarding a community bank leverage ratio. Under the final rule, which was effective on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9 percent, will be eligible to opt into the community bank leverage ratio framework (qualifying community banking organizations). Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9 percent will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies' capital rules (generally applicable rule) and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act.

The Bank's regulatory capital levels exceed those established for well-capitalized institutions.

The following table (along with Note 18 of the consolidated financial statements) shows the minimum capital requirements and the Bank’s capital position as of December 31, 2022 and 2021.

Analysis of Capital for Bank of the James (Bank only)
(dollars in thousands)

	December 31,	December 31,
Analysis of Capital (in 000's)	2022	2021

Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	22,325	22,325
Retained earnings	57,840	52,821
Total Tier 1 capital	$83,907	$78,888

Common Equity Tier 1 Capital (CET1)	$83,907	$78,888

Tier 2 capital
Allowance for loan losses	$6,259	$6,915

Total Tier 2 capital:	$6,259	$6,915
Total risk-based capital	$90,166	$85,803

Risk weighted assets	$752,515	$693,400
Average total assets	$934,277	$959,794

	Actual		Regulatory Benchmarks
			For Capital	For Well
	December 31,	December 31,	Adequacy	Capitalized
	2022	2021	Purposes (1)	Purposes
Capital Ratios:
Tier 1 capital to average total assets	8.98%	8.22%	4.000%	5.000%
Common Equity Tier 1 capital	11.15%	11.38%	7.000%	6.500%
Tier 1 risk-based capital ratio	11.15%	11.38%	8.500%	8.000%
Total risk-based capital ratio	11.98%	12.37%	10.500%	10.000%

(1)Includes capital conservation buffer of 2.5%, where applicable.

On April 13, 2020, the Company commenced a private placement of unregistered debt securities (the “2020 Offering”). In the 2020 Offering, the Company sold and closed $10,050,000 in principal of notes (the “2020 Notes”) during the second and third quarters of 2020. The 2020 Offering officially ended on July 8, 2020. The 2020 Notes bear interest at the rate of 3.25% per year with interest payable quarterly in arrears. The 2020 Notes will mature on June 30, 2025 and are subject to full or partial repayment on or after June 30, 2021. The balance of the 2020 Notes as presented on the December 31, 2022 consolidated balance sheet is net of unamortized issuance costs.

On September 24, 2020 the Bank used $5,000,000 of the proceeds for the payment of principal of unregistered debts securities issued by Financial in 2017. The Company has used the balance of the proceeds from the 2020 Offering for general corporate purposes. Such uses have included payment of interest on the 2020 Notes and the contribution of additional capital to the Bank.

The capital ratios set forth in the above tables state the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $3 billion, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis would be slightly lower than the capital ratios of the Bank because of the Company’s decision to contribute a portion of the debt offerings to the Bank.

Stockholders’ Equity

Stockholders’ equity decreased by $19,203,000 from $69,429,000 on December 31, 2021 to $50,226,000 on December 31, 2022. The decrease was due to a decrease in the market value (mark to market) of available-for-sale securities of $32,146,000. This decrease is attributable to changes in market rates of interest rather than the credit worthiness of the issuers. Financial does not expect to realize the losses as it has the intent and ability to hold the securities until their recovery, which may be at maturity. The decrease was partially offset by net income of $8,959,000, less cash dividends paid.

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

Non-accrual loans decreased to $633,000 on December 31, 2022 from $954,000 on December 31, 2021. Total charge-offs during 2022 were $162,000 compared to $91,000 in 2021. In 2022, the Bank recovered $406,000 in loans previously charged-off as compared with recoveries of $350,000 in 2021.

We also classify other real estate owned (OREO) as a nonperforming asset. OREO is the value of real property acquired by the Bank following default by the borrower. During the twelve months ended December 31, 2022 the Bank neither acquired nor disposed of any OREO properties and as of December 31, 2022 was carrying two (2) OREO properties at a value of $566,000, as compared to two (2) properties with a value of $761,000 as of December 31, 2021. The OREO properties are available for sale and are being actively marketed on the Bank’s website and through other means. The following table represents the changes in OREO balance in 2022 and 2021.

OREO Changes
(dollars in thousands)
	Year Ended December 31,
	2022	2021
Balance at the beginning of the year (net)	$761	$1,105
Transfers from Loans	—	111
Capitalized costs	—	—
Valuation Adjustment	(195)	—
Sales proceeds	—	(368)
Gain (loss) on disposition	—	(87)
Balance at the end of the year (net)	$566	$761

Non-accrual loans plus OREO decreased to $1,199,000 on December 31, 2022 from $1,715,000 on December 31, 2021, a decrease of 30.09%.

We also classify troubled debt restructurings (TDRs) as both performing and nonperforming assets. We measure impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. TDRs occur when we agree to significantly modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower. TDRs are considered impaired loans. These concessions typically are made for loss mitigation purposes and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Performing TDRs increased to $431,000 on December 31, 2022 from $372,000 on December 31, 2021.

The following table sets forth the number of outstanding TDR contracts and the total amount of the Bank’s TDRs as of December 31, 2022 and 2021.

Troubled Debt Restructurings
(dollars in thousands)
	December 31,
	2022	2021
Number of performing TDR contracts	1	3
Number of nonperforming TDR contracts	—	—
Total number of TDR contracts	1	3

Amount of performing TDR contracts	$431	$372
Amount of nonperforming TDR contracts	—	—
Total amount of TDRs contracts	$431	$372

The amount allocated during the year to the provision for loan losses represents management’s analysis of the existing loan portfolio and credit risks. Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb the probable estimated losses inherent in the loan portfolio. Both the amount of the provision and the level of the allowance for loan losses are impacted by many factors, including general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower.

In performing its loan loss analysis, the Bank assigns a risk rating to each loan in the Bank’s portfolio.

The Bank's allowance for loan losses decreased 9.49% from $6,915,000 on December 31, 2021 to $6,259,000 on December 31, 2022, primarily due to a decrease in the general reserves, which led to a $900,000 recovery of loan loss provision. At December 31, 2022, the allowance for loan losses was 1.02% of total loans outstanding, versus 1.19% of total loans outstanding at December 31, 2021. A decline in historical loss experience, improved delinquency and other asset quality trends, and other net improvements in qualitative factors, including those relating to the Company's consideration of the COVID-19 pandemic, all contributed to the reduction in the Company’s allowance for loan losses since December 31, 2021. There were no specific reserves recorded at either period end.

Management intends to continue to be proactive in quantifying and mitigating the ongoing risk associated with all asset classes. If interest rates continue to rise and/or the U.S. economy experiences a recession, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying potential credit losses is a subjective process. Therefore, the Company maintains a general reserve to cover credit losses within the portfolio.

No non-accrual loans were excluded from impaired loans at December 31, 2022 and 2021. If interest on these loans had been accrued, such income cumulatively would have approximated $79,000 and $177,000 at December 31, 2022 and 2021, respectively. Loan payments received on non-accrual loans are applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the nonperforming loan totals listed below. The following table sets forth the detail of loans charged-off, recovered, and the changes in the allowance for loan losses as of the dates indicated:

The following table shows the balance and percentage of the Bank’s allowance for loan losses allocated to each major category of loans:

	Allocation of Allowance for Loan Losses
	(dollars in thousands)
	At December 31,
	2022		2021
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$1,102	15.68%	$1,471	18.01%
Commercial real estate	2,902	57.88%	3,637	57.97%
Consumer	904	16.02%	860	15.27%
Residential	1,351	10.42%	947	8.75%
Total	$6,259	100.00%	$6,915	100.00%

The following table provides information on the Bank’s nonperforming assets as of the dates indicated:

	Nonperforming Assets
	(dollars in thousands)
	At December 31,
	2022	2021
Nonaccrual loans
Commercial	$—	$25
Commercial Real Estate	518	640
Consumer	20	127
Residential	95	163
Total nonaccrual loans	$633	$955

Foreclosed Properties
Commercial	—	695
Commercial Real Estate	500	—
Consumer	—	66
Residential	66	—
Total foreclosed properties	$566	$761

Repossessed Assets	—	—

Total Nonperforming assets	$1,199	$1,716

Total nonperforming loans as a percentage of total loans	0.10%	0.16%
Total nonperforming loans as a percentage of total assets	0.07%	0.10%
Allowance for loan losses on loans as a percentage of nonperforming loans	989.42%	724.08%
Allowance for loan losses on loans as a percentage of period end loans	1.02%	1.19%
Total nonaccrual loans as a percentage of total loans	0.10%	0.16%
Allowance for loan losses on loans as a percentage of nonaccrual loans	989.42%	724.08%

The allowance for loan losses as a percentage of nonaccrual loans increased from 2021 to 2022 due to the sharp decrease in nonaccrual loans for the same periods.

.

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

Other Borrowings

On April 13, 2020, the Company commenced a private placement of unregistered debt securities (the “2020 Offering”). In the 2020 Offering, the Company sold and closed $10,050,000 in principal of notes (the “2020 Notes”) during the 2nd and 3rd quarters of 2020. The 2020 Offering officially ended on July 8, 2020. The 2020 Notes bear interest at the rate of 3.25% per year with interest payable quarterly in arrears. The 2020 Notes will mature on June 30, 2025 and are subject to full or partial repayment on or after June 30, 2021. The balance of the 2020 Notes as presented on the December 31, 2022 consolidated balance sheet is net of unamortized issuance costs.

On December 29, 2021 Financial borrowed $11,000,000 from National Bank of Blacksburg pursuant to a secured promissory note (the “NBB Note”). The NBB Note bears interest at the rate of 4.00%, and is being amortized over a fifteen year period with a balloon payment of approximately $9,375,000 due on December 31, 2024. The note is secured by a first priority lien on approximately 4.95% of the Bank’s common stock. The balance of the NBB Note is presented on the December 31, 2022 consolidated balance sheet under “other borrowings” and is net of unamortized issuance costs. A portion of the proceeds were used to purchase 100% of the capital stock of PWW. On June 30, 2022, NBB agreed to modify the terms of the NBB Note effective July 1, 2022. Pursuant to the modification, the balloon payment date was extended to December 31, 2026 from December 31, 2024 and the interest rate was lowered to 3.90% from 4.00%. The approximate amount of the balloon payment on December 31, 2026 will be $8,104,000.

Financial uses borrowing in conjunction with deposits to fund lending and investing activities. Borrowings include funding of a short and long-term nature.

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings may also include federal funds purchased, which are unsecured overnight borrowings from other financial institutions, which totaled $0 as of December 31, 2022 and December 31, 2021. As set forth under “Analysis of Financial Condition - Liquidity,” above, the Bank has the ability to borrow funds from a number of sources. The Bank had no amounts outstanding on these facilities as of December 31, 2022 and 2021.

Off-Balance Sheet Arrangements

At December 31, 2022, the Bank had rate lock commitments to originate mortgage loans through its Mortgage Division amounting to approximately $11,200,000 and loans held for sale of $2,423,000. The Bank recorded $117,000 in other assets in relation to its interest rate lock commitments at December 31, 2022. The Bank has entered into corresponding commitments with third party investors to sell each of these loans that close. No other obligation exists.

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

	Contract Amounts
	(dollars in thousands) at
	December 31,
	2022	2021
Commitments to extend credit	$196,218	$179,953
Standby letters of credit	3,606	4,335
Total	$199,824	$184,288

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

Atherholt Road, Lynchburg, Virginia. On December 31, 2021, the Bank purchased real property located at 1925 Atherholt Road, Lynchburg, Virginia. The building currently serves as the offices for Financial’s wholly-owned subsidiary, PWW. PWW is currently leasing the space from the Bank on a month-to-month basis. While the Bank currently does not have a timeline for a branch at this location, the space is attractive for a branch due to its close proximity to Centra’s Lynchburg General Hospital. Management expects that the investment needed to upfit the property will be minimal.

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

Item 8.Financial Statements and Supplementary Data

The following financial statements are filed as a part of this report:

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Balance Sheets, December 31, 2022 and December 31, 2021

Statements of Income, Years Ended December 31, 2022 and December 31, 2021

Statements of Comprehensive Income (Loss), Years Ended December 31, 2022 and December 31, 2021

Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2022 and December 31, 2021

Statements of Cash Flows, Years Ended December 31, 2022 and December 31, 2021

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Bank of the James Financial Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bank of the James Financial Group, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

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

Allowance for Loan Losses – General Component – Qualitative Factors

Description of the Matter

As described in Note 2 (Summary of Significant Accounting Policies) and Note 5 (Loans and Allowance for Loan Losses) to the consolidated financial statements, the Company maintains an allowance for loan losses to provide for probable losses inherent in its loan portfolio. At December 31, 2022, the allowance for loan losses totaled $6.26 million. The general component of the allowance is based on historical loss experience adjusted for qualitative factors. The qualitative factors are described in Note 2 and are determined based on management’s ongoing evaluation of the factors, which may impact the quality of the Company’s loan portfolio.

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

Winchester, Virginia

March 31, 2023

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

_____________________________________________________________________________

	December 31,	December 31,
Assets	2022	2021

Cash and due from banks	$30,025	$29,337
Federal funds sold	31,737	153,816
Total cash and cash equivalents	61,762	183,153

Securities held-to-maturity, at amortized cost (fair value of $3,135 in 2022 and $4,006 in 2021)	3,639	3,655
Securities available-for-sale, at fair value	185,787	161,267
Restricted stock, at cost	1,387	1,324
Loans, net of allowance for loan losses of $6,259 in 2022 and $6,915 in 2021	605,366	576,469
Loans held for sale	2,423	1,628
Premises and equipment, net	17,974	18,351
Interest receivable	2,736	2,064
Cash value - bank owned life insurance	19,237	18,785
Other real estate owned	566	761
Customer relationship intangibles	7,845	8,406
Goodwill	2,054	3,001
Other assets	17,795	8,770
Total assets	$928,571	$987,634

Liabilities and Stockholders' Equity

Deposits
Noninterest bearing demand	$154,884	$162,286
NOW, money market and savings	560,479	582,000
Time deposits	132,775	142,770
Total deposits	848,138	887,056

Capital notes	10,037	10,031
Other borrowings	10,457	10,985
Interest payable	89	46
Other liabilities	9,624	10,087
Total liabilities	$878,345	$918,205
Commitments and Contingencies

Stockholders' equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$-	$-
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,628,657 and 4,740,657 as of December 31, 2022 and 2021	9,905	10,145
Additional paid-in-capital	36,068	37,230
Retained earnings	31,034	23,440
Accumulated other comprehensive loss	(26,781)	(1,386)
Total stockholders' equity	$50,226	$69,429

Total liabilities and stockholders' equity	$928,571	$987,634

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

eattle@97

	For the Year Ended
	December 31,
Interest Income	2022	2021
Loans	$26,175	$26,529
Securities
US Government and agency obligations	1,235	875
Mortgage backed securities	1,656	462
Municipals - taxable	1,079	813
Municipals - tax exempt	73	52
Dividends	66	67
Other (Corporates)	566	243
Interest bearing deposits	282	33
Federal Funds sold	721	107
Total interest income	$31,853	$29,181

Interest Expense
Deposits
NOW, money market savings	555	564
Time Deposits	732	1,105
Finance leases	96	106
Capital notes	327	327
Other borrowings	440	-
Total interest expense	2,150	2,102

Net interest income	29,703	27,079

Recovery of loan losses	(900)	(500)

Net interest income after recovery of loan losses	30,603	27,579

Noninterest income
Gain on sales of loans held for sale	5,256	8,265
Service charges, fees and commissions	3,591	2,496
Wealth management fees	3,932	-
Life insurance income	452	430
Other	16	18
Loss on sales and calls of securities, net	(3)	-

Total noninterest income	13,244	11,209

Noninterest expenses
Salaries and employee benefits	17,682	16,377
Occupancy	1,814	1,673
Equipment	2,553	2,526
Supplies	521	471
Professional and other outside expenses	2,589	2,286
Data processing	2,467	1,808
Marketing	920	934
Credit expense	923	1,103
Other real estate expenses, net	214	102
FDIC insurance expense	500	548
Amortization of intangibles	560	-
Other	1,994	1,509
Total noninterest expenses	32,737	29,337

Income before income taxes	11,110	9,451

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

Income tax expense	2,151	1,862

Net Income	$8,959	$7,589

Weighted average shares outstanding - basic and diluted	4,698,041	4,747,821

Earnings per common share - basic and diluted	$1.91	$1.60

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	For the Year Ended
	December 31,
	2022	2021
Net Income	$8,959	$7,589
Other comprehensive loss:
Unrealized losses on securities available-for-sale	(32,151)	(4,022)
Tax effect	6,754	844
Reclassification adjustment for losses included in net income (1)	3	-
Tax effect (2)	(1)	-
Other comprehensive loss, net of tax	(25,395)	(3,178)

Comprehensive (loss) income	$(16,436)	$4,411

(1)Gains are included in “loss on sales and calls of securities, net” on the consolidated statements of income.

(2)The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands except per share amounts)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	(Loss) Income	Total

Balance at December 31, 2020	4,339,436	$9,286	$30,989	$24,665	$1,792	$66,732

Net Income	-	-	-	7,589	-	7,589

Dividends paid on common stock ($0.28 per share)	-	-	-	(1,271)	-	(1,271)

Repurchase of common stock	(28,900)	(62)	(365)	-	-	(427)

10% Stock dividend	430,121	923	6,620	(7,543)	-	-

Cash in lieu of fractional shares	-	(2)	(14)	-	-	(16)

Other comprehensive loss	-	-	-	-	(3,178)	(3,178)

Balance at December 31, 2021	4,740,657	$10,145	$37,230	$23,440	$(1,386)	$69,429

Net Income	-	-	-	8,959	-	8,959

Dividends paid on common stock ($0.29 per share)	-	-	-	(1,365)	-	(1,365)

Repurchase of common stock	(112,000)	(240)	(1,162)	-	-	(1,402)

Other comprehensive loss	-	-	-	-	(25,395)	(25,395)

Balance at December 31, 2022	4,628,657	$9,905	$36,068	$31,034	$(26,781)	$50,226

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2022	2021

Cash flows from operating activities
Net Income	$8,959	$7,589

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,049	2,059
Stock based compensation expense	-	106
Net amortization and accretion of premiums and discounts on securities	508	516
Amortization of debt issuance costs	10	4
Loss on sales of available-for-sale securities	3	-
Gain on sales of loans held for sale	(5,256)	(8,265)
Proceeds from sales of loans held for sale	217,867	344,974
Origination of loans held for sale	(213,406)	(331,235)
Recovery of loan losses	(900)	(500)
Loss on sale of other real estate owned	-	87
Impairment of other real estate owned	195	-
Gain on sales of equipment	(18)	-
(Benefit) expense for deferred income taxes	(10)	114
Bank owned life insurance income	(452)	(430)
(Increase) decrease in interest receivable	(672)	286
(Increase) decrease in other assets	(62)	295
Increase (decrease) in interest payable	43	(39)
Amortization of intangibles	560	-
(Decrease) increase in other liabilities	(106)	788

Net cash provided by operating activities	$9,312	$16,349

Cash flows from investing activities
Purchases of securities available-for-sale	$(76,562)	$(83,964)
Proceeds from maturities, calls and paydowns of securities available-for-sale	11,718	8,360
Proceeds from sale of securities available-for-sale	7,681	-
Purchases of bank owned life insurance	-	(2,000)
(Redemption) purchase of Federal Home Loan Bank stock	(63)	227
Proceeds from sale of other real estate owned	-	368
Origination of loans, net of principal collected	(27,997)	25,854
Cash paid in acquistion, net of cash received	(818)	(10,400)
Purchases of premises and equipment	(1,191)	(2,909)
Proceeds from sale of equipment	30	-
Purchase of other investments	(927)	(564)

Net cash (used in) investing activities	$(88,129)	$(65,028)

Cash flows from financing activities
Net (decrease) increase in deposits	$(38,918)	$122,089
Principal payments on finance lease obligations	(357)	(414)
Repurchase of common stock	(1,402)	(427)
Cash in lieu of fractional shares	-	(16)
Dividends paid to common stockholders	(1,365)	(1,271)
Proceeds from bank loan	-	10,985
Principal payments on bank loan	(532)	-

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

Net cash (used in) provided by financing activities	$(42,574)	$130,946

(Decrease) increase in cash and cash equivalents	(121,391)	82,267

Cash and cash equivalents at beginning of period	$183,153	$100,886

Cash and cash equivalents at end of period	$61,762	$183,153

Non cash transactions
Transfer of loans to other real estate owned	$-	$111
Fair value adjustment for securities available-for-sale	(32,148)	(4,022)

Cash transactions
Cash paid for interest	$2,107	$2,141
Cash paid for income taxes	2,180	2,550

Transactions related to acquistion:
Assets acquired, net of cash received	$-	$9,296
Liabilities assumed	-	1,797

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued)

Basis of presentation and use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued)

Restricted investments

As members of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of Atlanta (FHLBA), the Bank is required to maintain certain minimum investments in the common stock of the FRB and FHLBA. Required levels of investment are based upon the Bank’s capital and a percentage of qualifying assets. The Bank also maintains stock ownership in Community Bankers’ Bank (CBB). The investment in CBB is minimal and is not mandated but qualifies the Bank for preferred pricing on services offered by CBB. Based on liquidation restrictions, all of these investments are carried at cost, less impairment, if any.

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

The PPP was designed to provide U.S. small businesses with cash-flow assistance during the COVID-19 pandemic through loans that are fully guaranteed by the Small Business Administration (SBA) which may be forgiven upon satisfaction of certain criteria. As of December 31, 2021, the Company had 107 PPP loans with outstanding balances totaling $8.15 million. As compensation for originating the loans, the Company received lender processing fees from the SBA, which were deferred, along with the related loan origination costs. These net fees were accreted to interest income over the lives of the loans until they were forgiven bhy the SBA. As of December 31, 2022 there were no longer any PPP loans outstanding.

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

These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. In cases where borrowers are granted new terms that generally (although not required to be considered a TDR) provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Bank had $431 and $372 classified as TDRs as of December 31, 2022 and 2021, respectively.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued)

Business Segments

As of December 31, 2022, we operated three business segments, community banking, mortgage banking, and investment advisory services. The community banking segment includes both commercial and consumer lending and provides customers such products as commercial loans, real estate loans, and other business financing and consumer loans. In addition, this segment provides customers with several choices of deposit products, including demand deposit accounts, savings accounts and certificates of deposit. The mortgage banking segment engages primarily in the origination of residential mortgages for sale into the secondary market. The investment advisory segment provides investment management for a fee through PWW. For addition information, refer to Note 9 “Business Segments.”

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income. At December 31, 2022 and 2021, there were no liabilities recorded for unrecognized tax benefits.

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

Reclassifications

Management has made certain immaterial reclassifications to the prior year financial statements to conform to the 2022 presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

Comprehensive income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains (losses) on available-for-sale securities.

Business Combinations

Business combinations are accounted for under ASC 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company utilizes third party valuations based on discounted cash flow analysis or other valuation techniques. Acquisition costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of costs to the Company include systems conversions, integration planning consultants, contract terminations, and advertising costs. The Company will account for acquisition costs in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities will be recognized in accordance with other applicable accounting guidance. These acquisition-related costs are included on the Company’s Consolidated Statements of Income classified within “Other” in the noninterest expense caption.

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

The Company records as goodwill the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. The Company will review the carrying value of the goodwill at least annually or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Company elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists. The Company has selected September 1 of each year as the date to perform the annual impairment test. Based upon Financial’s qualitative assessment in September 2022, it was concluded that no impairment was present.

Marketing

The Company expenses advertising costs as incurred. Advertising expenses were $920 and $934 for 2022 and 2021, respectively.

Note 3 - Restrictions on cash

To comply with Federal Reserve regulations, the Bank may be required to maintain certain average cash reserve balances. There were no daily average cash reserve requirements for the weeks including December 31, 2022 and 2021, respectively. The Federal Reserve announced they were reducing the reserve requirement ratio to zero percent across all deposit tiers as of March 26, 2020. This decision came as the COVID-19 pandemic began to impact much of the way financial institutions both operate and serve their customers.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Securities

A summary of the amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$3,639	$—	$(504)	$3,135

Available-for-sale
U.S. Treasuries	$4,912	$—	$(171)	$4,741
U.S. agency obligations	68,833	—	(9,560)	59,273
Mortgage-backed securities	78,955	—	(11,113)	67,842
Municipals	49,951	—	(12,096)	37,855
Corporates	17,037	—	(961)	16,076

	$219,688	$—	$(33,901)	$185,787

	December 31, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$3,655	$351	$—	$4,006

Available-for-sale
U.S. Treasuries	$2,000	$2	$—	$2,002
U.S. agency obligations	59,144	575	(1,249)	58,470
Mortgage-backed securities	38,017	75	(654)	37,438
Municipals	50,806	368	(970)	50,204
Corporates	13,053	169	(69)	13,153

	$163,020	$1,189	$(2,942)	$161,267

Temporarily Impaired Securities

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2022 and 2021:

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 –Securities (continued)

December 31, 2022	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
U.S. agency obligations	$3,135	$504	$—	$—	$3,135	$504

Available-for-sale
U.S. Treasuries	4,741	171	—	—	4,741	171
U.S. agency obligations	27,708	2,838	31,565	6,722	59,273	9,560
Mortgage-backed securities	42,024	5,656	25,818	5,457	67,842	11,113
Municipals	10,847	2,245	27,008	9,851	37,855	12,096
Corporates	6,568	469	1,508	492	8,076	961

Total temporarily impaired securities	$95,023	$11,883	$85,899	$22,522	$180,922	$34,405

December 31, 2021	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
U.S. agency obligations	$—	$—	$—	$—	$—	$—

Available-for-sale
U.S. Treasuries	—	—	—	—	—	—
U.S. agency obligations	21,893	379	15,233	870	37,126	1,249
Mortgage-backed securities	28,019	402	6,382	252	34,401	654
Municipals	28,028	635	7,952	335	35,980	970
Corporates	1,931	69	—	—	1,931	69

Total temporarily impaired securities	$79,871	$1,485	$29,567	$1,457	$109,438	$2,942

U.S. Treasuries and agency obligations. The unrealized losses on the 33 investments in U.S. agency obligations at December 31, 2022 were caused by an increase in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is likely that the Bank will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2022. Each of these 33 investments carries an S&P investment grade rating of AA or better.

Mortgage-backed securities. The unrealized losses on the 23 investments in U.S. government agency mortgage-backed securities at December 31, 2022 were caused by an increase in interest rates. The contractual terms of those investments does not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Bank does not intend to sell the investments and it is likely

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 –Securities (continued)

that the Bank will not be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2022. Each of these 23 investments carries an S&P investment grade rating of AAA.

Municipals. The unrealized losses on the 52 investments in municipal obligations at December 31, 2022 were caused by an increase in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is likely that the Bank will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at December 31, 2022. Each of these 52 investments carries an S&P investment grade rating of AA or above.

Corporates. The unrealized losses on 10 investments in domestic corporate issued securities at December 31, 2022 were caused by an increase in interest rates. The contractual terms of those investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the investments. Because the Bank does not intend to sell the investments and it is likely that the Bank will not be required to sell the investments before recovery of the amortized cost basis, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2022. Each of these 10 investments carries an S&P investment grade rating of BBB or above.

The amortized costs and fair values of securities at December 31, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Values	Cost	Values
Due in one year or less	$—	$—	$2,339	$2,312
Due after one year through five years	—	—	44,918	41,061
Due after five years through ten years	2,425	2,131	69,531	59,777
Due after ten years	1,214	1,004	102,900	82,637

	$3,639	$3,135	$219,688	$185,787

The Bank received $7,681 and $0 in proceeds from sales of securities available-for-sale in 2022 and 2021, respectively. Gross realized gains amounted to $0 in 2022 and 2021, respectively. Gross realized losses amounted to $3 and $0 in 2022 and 2021, respectively.

At December 31, 2022 and 2021, securities with a carrying value of $35,879 and $32,159, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

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

A summary of loans, net is as follows:

	December 31,
	2022	2021

Commercial	$95,885	$105,067
Commercial real estate	354,025	338,149
Consumer	97,959	89,102
Residential	63,756	51,066

Total loans (1)	611,625	583,384

Less allowance for loan losses	6,259	6,915

Net loans	$605,366	$576,469

(1)Includes net deferred costs/premiums of $1,114 and $372 as of December 31, 2022 and 2021, respectively.

The amounts of overdrafts reclassified as loans were $45 and $182 as of December 31, 2022 and 2021, respectively.

The Company’s officers, directors and their related interests have various types of loan relationships with the Bank. The total outstanding balances of these related party loans at December 31, 2022 and 2021 were $10,738 and $11,200 respectively. The beginning balance was adjusted during 2022 to include $52 in loans to two new executive officers that were not included as related-party loans at the end of 2021. During 2022, new loans and advances amounted to $3,907 and repayments amounted to $4,369.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for loan losses (continued)

The following tables set forth information regarding impaired and non-accrual loans as of December 31, 2022 and 2021:

Loans on Non-Accrual Status

	As of December 31,
	2022	2021
Commercial	$—	$25
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	—	501
Commercial Mortgages-Non-Owner Occupied	518	138
Commercial Construction	—	—
Consumer
Consumer Unsecured	—	—
Consumer Secured	20	127
Residential:
Residential Mortgages	95	163
Residential Consumer Construction	—	—

Totals	$633	$954

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for loan losses (continued)

	Impaired Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2022
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2022	Investment	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded:
Commercial	$-	$-	$-	$9	$-
Commercial Real Estate
Commercial Mortgages-Owner Occupied	554	581	-	1,573	48
Commercial Mortgage Non-Owner Occupied	518	526	-	310	23
Commercial Construction	-	-	-	-	-
Consumer
Consumer Unsecured	-	-	-	-	-
Consumer Secured	249	249	-	154	12
Residential
Residential Mortgages	1,345	1,428	-	1,331	54
Residential Consumer Construction	-	-	-	-	-

With an Allowance Recorded:
Commercial	$-	$-	$-	$-	$-
Commercial Real Estate
Commercial Mortgages-Owner Occupied	-	-	-	-	-
Commercial Mortgage Non-Owner Occupied	-	-	-	-	-
Commercial Construction	-	-	-	-	-
Consumer
Consumer Unsecured	-	-	-	-	-
Consumer Secured	-	-	-	-	-
Residential
Residential Mortgages	-	-	-	-	-
Residential Consumer Construction	-	-	-	-	-

Totals:
Commercial	$-	$-	$-	$9	$-
Commercial Real Estate
Commercial Mortgages-Owner Occupied	554	581	-	1,573	48
Commercial Mortgage Non-Owner Occupied	518	526	-	310	23
Commercial Construction	-	-	-	-	-
Consumer
Consumer Unsecured	-	-	-	-	-
Consumer Secured	249	249	-	154	12
Residential
Residential Mortgages	1,345	1,428	-	1,331	54
Residential Consumer Construction	-	-	-	-	-
	$2,666	$2,784	$-	$3,377	$137

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for loan losses (continued)

The following tables set forth the allowance for loan losses activity for the years ended December 31, 2022 and 2021:

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2022

		Commercial
2022	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Loan Losses:

Beginning Balance	$1,471	$3,637	$860	$947	$6,915
Charge-Offs	-	(137)	(25)	-	(162)
Recoveries	104	212	18	72	406
Provision (recovery of provision)	(473)	(810)	51	332	(900)
Ending Balance	1,102	2,902	904	1,351	6,259

Ending Balance: Individually evaluated for impairment	-	-	-	-	-

Ending Balance: Collectively evaluated for impairment	1,102	2,902	904	1,351	6,259

Totals:	$1,102	$2,902	$904	$1,351	$6,259

Financing Receivables:
Ending Balance: Individually evaluated for impairment	-	1,072	249	1,345	2,666

Ending Balance: Collectively evaluated for impairment	95,885	352,953	97,710	62,411	608,959

Totals:	$95,885	$354,025	$97,959	$63,756	$611,625

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for loan losses (continued)

	Allowance for Loan Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2021

		Commercial
2021	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Loan Losses:

Beginning Balance	$2,001	$3,550	$868	$737	$7,156
Charge-Offs	(53)	-	(38)	-	(91)
Recoveries	112	72	29	137	350
Provision (recovery of provision)	(589)	15	1	73	(500)
Ending Balance	1,471	3,637	860	947	6,915

Ending Balance: Individually evaluated for impairment	-	-	-	-	-

Ending Balance: Collectively evaluated for impairment	1,471	3,637	860	947	6,915

Totals:	$1,471	$3,637	$860	$947	$6,915

Financing Receivables:
Ending Balance: Individually evaluated for impairment	17	2,694	59	1,316	4,086

Ending Balance: Collectively evaluated for impairment	105,050	335,455	89,043	49,750	579,298

Totals:	$105,067	$338,149	$89,102	$51,066	$583,384

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for loan losses (continued)

The following tables set forth the age analysis of past due loans as of the years ended December 31, 2022 and 2021:

Age Analysis of Past Due Loans as of December 31, 2022
							Recorded
			Greater				Investment
2022	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$52	$194	$—	$246	$95,639	$95,885	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	—	—	—	—	135,189	135,189	—
Commercial Mortgages-Non-Owner Occupied	55	—	—	55	206,646	206,701	—
Commercial Construction	—	397	—	397	11,738	12,135	—
Consumer:
Consumer Unsecured	15	—	—	15	2,813	2,828	—
Consumer Secured	62	—	13	75	95,056	95,131	—
Residential:
Residential Mortgages	139	—	95	234	42,815	43,049	—
Residential Consumer Construction	—	—	—	—	20,707	20,707	—
Total	$323	$591	$108	$1,022	$610,603	$611,625	$—

Age Analysis of Past Due Loans as of December 31, 2021
							Recorded
							Investment
2021	30-59 Days	60-89 Days	Greater than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$—	$1	$25	$26	$105,041	$105,067	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	464	—	501	965	127,869	128,834	—
Commercial Mortgages-Non-Owner Occupied	1,310	—	—	1,310	177,803	179,113	—
Commercial Construction	—	—	—	—	30,202	30,202	—
Consumer:
Consumer Unsecured	8	1	—	9	2,596	2,605	—
Consumer Secured	111	3	118	232	86,265	86,497	—
Residential:
Residential Mortgages	948	—	163	1,111	30,814	31,925	—
Residential Consumer Construction	—	—	—	—	19,141	19,141	—
Total	$2,841	$5	$807	$3,653	$579,731	$583,384	$—

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for loan losses (continued)

The following tables set forth the credit quality information by segment as of December 31, 2022 and 2021:

Credit Quality Information - by Class
December 31, 2022
2022	Pass	Monitor	Special	Substandard	Doubtful	Totals
			Mention
Commercial	$89,889	$4,418	$1,465	$113	$—	$95,885
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	132,686	1,931	—	572	—	135,189
Commercial Mortgages-Non-Owner Occupied	204,810	—	1,182	709	—	206,701
Commercial Construction	12,126	9	—	—	—	12,135
Consumer
Consumer Unsecured	2,809	—	19	—	—	2,828
Consumer Secured	94,788	—	—	343	—	95,131
Residential:
Residential Mortgages	41,591	—	—	1,458	—	43,049
Residential Consumer Construction	19,178	1,529	—	—	—	20,707

Totals	$597,877	$7,887	$2,666	$3,195	$—	$611,625

Credit Quality Information - by Class
December 31, 2021
2021	Pass	Monitor	Special	Substandard	Doubtful	Totals
			Mention
Commercial	$92,789	$7,965	$4,262	$51	$—	$105,067
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	116,098	5,986	4,130	2,620	—	128,834
Commercial Mortgages-Non-Owner Occupied	176,291	2,506	—	316	—	179,113
Commercial Construction	30,202	—	—	—	—	30,202
Consumer
Consumer Unsecured	2,581	—	23	1	—	2,605
Consumer Secured	86,265	—	—	232	—	86,497
Residential:
Residential Mortgages	30,486	—	—	1,439	—	31,925
Residential Consumer Construction	19,141	—	—	—	—	19,141

Totals	$553,853	$16,457	$8,415	$4,659	$—	$583,384

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for loan losses (continued)

Troubled Debt Restructurings (TDRs)

There was one loan modification during the twelve months ended December 31, 2022 that was classified as a Troubled Debt Restructuring (TDR). The commercial owner-occupied real estate loan was modified to allow for multiple payment deferrals.

During the twelve months ended December 31, 2021 there no loan modifications classified as TDRs.

Loans that were previously classified as TDRs in prior periods and currently outstanding are factored into the determination of the allowance for loan losses and are included in the Bank’s impaired loan analysis and individually evaluated for impairment.

At December 31, 2022 and December 31, 2021, the Bank had no outstanding commitments to disburse additional funds on loans classified as TDRs.

There were no loan modifications classified as TDRs within the last twelve months that defaulted (90 days past due) during the twelve months ended December 31, 2022 and 2021.

Note 6 - Other real estate owned

At December 31, 2022 and 2021, OREO was $566 and $761 respectively and was comprised of non-residential properties associated with commercial relationships. As of December 31, 2022 and 2021 respectively, there were no consumer mortgage loans secured by residential real estate that were in the process of foreclosure. The following table represents the changes in OREO balance in 2022 and 2021.

OREO Changes
	Year Ended December 31,
	2022	2021
Balance at the beginning of the year	$761	$1,105
Transfers from Loans	—	111
Capitalized costs	—	—
Valuation adjustments	(195)	—
Sales	—	(368)
Loss on sales	—	(87)
Balance at the end of the year	$566	$761

There were no residential properties being carried in OREO as of December 31, 2022 and 2021.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Premises and equipment

Premises and equipment at December 31, 2022 and 2021 are summarized as follows:

	December 31,
	2022	2021
Land	$3,882	$3,302
Building and improvements	14,040	12,400
Property for future expansion	52	1,931
Furniture and equipment	9,033	8,407
Leasehold improvements	3,056	3,021
Software	2,000	1,974
	32,063	31,035
Less accumulated depreciation	14,089	12,684

Net premises and equipment	$17,974	$18,351

Total depreciation and amortization expense related to premises and equipment for the years ended December 31, 2022 and 2021 was $1,556 and $1,566, respectively.

Note 8 - Deposits

A summary of deposit accounts is as follows:

	December 31,
	2022	2021
Demand
Noninterest bearing	$154,884	$162,286
Interest bearing	428,027	459,920
Savings	132,452	122,080
Time, $250,000 or more	17,529	19,526
Other time	115,246	123,244

	$848,138	$887,056

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Deposits (continued)

At December 31, 2022, maturities of time deposits are scheduled as follows:

Year Ending December 31,	Amount

2023	$61,302
2024	26,628
2025	16,199
2026	7,783
2027 and thereafter	20,863

$132,775

The Bank held deposits from the Company’s officers, directors and their related interests of $17,928 and $14,426 at December 31, 2022 and 2021, respectively.

Note 9 – Business Segments

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Business Segments (continued)

Information about reportable business segments and reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, 2022 and 2021 was as follows:

Business Segments
			Investment
	Community		Advisory
	Banking	Mortgage	Services	Total
For the year ended December 31, 2022
Net interest income	$29,703	$-	$-	$29,703
(Recovery of) loan losses	(900)	-	-	(900)
Net interest income after (recovery of) loan losses	30,603	-	-	30,603
Noninterest income	4,056	5,256	3,932	13,244
Noninterest expenses	26,035	4,466	2,236	32,737
Income before income taxes	8,624	790	1,696	11,110
Income tax expense	1,628	166	357	2,151
Net income	6,996	624	1,339	8,959
Total assets as of December 31, 2022	914,420	2,916	11,235	928,571

For the year ended December 31, 2021
Net interest income	$27,079	$-	$-	$27,079
Provision for loan losses	(500)	-	-	(500)
Net interest income after provision for loan losses	27,579	-	-	27,579
Noninterest income	2,944	8,265	-	11,209
Noninterest expenses	23,432	5,905	-	29,337
Income before income taxes	7,091	2,360	-	9,451
Income tax expense	1,366	496	-	1,862
Net income	$5,725	1,864	-	7,589
Total assets as of December 31, 2021	$985,521	2,113	-	987,634

Note 10 – Capital notes

On April 13, 2020, the Company commenced a private placement of unregistered debt securities (the “2020 Offering”). In the 2020 Offering, the Company sold and closed $10,050 in principal of notes (the “2020 Notes”) during the 2nd and 3rd quarters of 2020. The 2020 Offering officially ended on July 8, 2020. The 2020 Notes bear interest at the rate of 3.25% per year with interest payable quarterly in arrears. The 2020 Notes will mature on June 30, 2025 and are currently subject to full or partial call by the Company on thirty days notice. The balance of the 2020 Notes as of December 31, 2022 and 2021 is presented net of unamortized issuance costs on the Consolidated Balance Sheet.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Other borrowings

Short-term borrowings may consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings may also include federal funds purchased, which are unsecured overnight borrowings from other financial institutions. There was no utilization of short-term borrowings in 2022 or 2021 other than one day nominal balances to test the lines. Average balances were less than $1 for both years.

Unsecured federal fund lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $13,000, Zions Bank, $4,000, PNC Bank, $6,000 and First National Bankers’ Bank, $10,000. In addition, the Bank maintains a $5,000 reverse repurchase agreement with Truist whereby securities may be pledged as collateral in exchange for funds for a minimum of 30 days with a maximum of 90 days. The Bank also maintains a secured federal funds line with Community Bankers’ Bank whereby it may pledge securities as collateral with no specified minimum or maximum amount or term. The current amount available on the secured line based on the securities currently pledged is $4,689.

The Bank is also a member of the Federal Home Loan Bank of Atlanta (“FHLBA”). The Bank’s available credit through the FHLBA was $238,033 as of December 31, 2022, the most recent calculation. The Bank must pledge collateral in order to access the FHLBA available credit. Currently the Bank has pledged to the FHLBA approximately $21,907 in 1-4 family residential mortgages which, after adjustments for the loan-to-value requirements by the FHLBA, would allow the Bank to access up to $14,046 in credit without pledging any additional collateral.

As of December 31, 2022, and 2021 there were no outstanding balances on any of the credit facilities mentioned above.

On December 29, 2021, Financial borrowed $11,000,000 from National Bank of Blacksburg (NBB) pursuant to a secured promissory note (the “NBB Note”). Prior to the modification discussed below, the NBB Note bore interest at the rate of 4.00%, and was being amortized over a fifteen year period with a balloon payment of approximately $9,375,000 due on December 31, 2024. The note is secured by a first priority lien on approximately 4.95% of the Bank’s common stock. The balance of the NBB Note is presented on the Consolidated Balance Sheets under “other borrowings” and is net of unamortized issuance costs. A portion of the proceeds were used to purchase 100% of the capital stock of PWW.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Income taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2019.

Income tax expense attributable to income before income tax expense is summarized as follows:

	December 31,
	2022	2021
Current federal income tax expense	$2,161	$1,748
Deferred federal income tax (benefit) expense	(10)	114
Income tax expense	$2,151	$1,862

Income tax expense differed from amounts computed by applying the U.S. Federal income tax rate of 21% to income before income tax expense as a result of the following:

	2022	2021
Computed “expected” income tax expense	$2,333	$1,985
Increase (reduction) in income tax resulting from:
Non-taxable income	(110)	(101)
Non-deductible expenses	13	12
Other	(85)	(34)
Income tax expense	2,151	1,862

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Income taxes (continued)

	December 31,
	2022	2021
Deferred tax assets
Lease liabilities	$976	$1,065
Allowance for loan losses	1,314	1,452
Unrealized losses on available-for-sale securities	7,119	368
OREO	137	96
Non-accrual interest	91	121
Deferred Compensation	782	665
Other	21	40
Gross deferred tax assets	10,440	3,807

Deferred tax liabilities
Right-of-use assets	898	1,002
Depreciation	303	352
Intangibles	—	1,765
Other	113	88
Gross deferred tax liabilities	1,314	3,207
Net deferred tax asset	$9,126	$600

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

The basic and diluted earnings per share calculations are as follows:

	Years ended December 31,
	2022	2021

Net income	$8,959	$7,589

Weighted average number of shares outstanding - basic and diluted	4,698,041	4,747,821

Earnings per common shares - basic and diluted	$1.91	$1.60

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Earnings per common share (EPS) (continued)

All restricted stock units (RSUs) were excluded from calculating diluted earnings per share as the Company elected to settle units vesting in 2022 and 2021 wholly in cash. There are currently no outstanding RSUs as of December 31, 2022. There were no potentially dilutive shares outstanding in 2022 and 2021. Consequently, the weighted average shares and weighted average diluted shares were identical. Weighted average and per share amounts for all periods have been adjusted to reflect a 10% stock dividend declared on May 18, 2021.

Note 14 – Employee Benefit plans

Defined contribution benefit plan. The Company adopted a 401(k) defined contribution plan on October 1, 2000, which is administered by the Virginia Bankers’ Association. Participants have the right to contribute up to a maximum of 19% of pretax annual compensation or the maximum allowed under Section 401(g) of the Internal Revenue Code, whichever is less. The Company contributed $454 and $411 to the plan on behalf of the employees for the years ended December 31, 2022 and 2021, respectively.

Supplemental Executive Retirement Plan. A Supplemental Executive Retirement Plan (SERP) was established to provide participating executives (as determined by the Company’s Board of Directors) with benefits that cannot be provided under the 401(k) as a result of limitations imposed by the Internal Revenue Code. The SERP will also provide benefits to eligible employees or their survivors, as applicable, if they die, retire, or are terminated under certain circumstances. SERP expense totaled $561 and $477 for the years ended December 31, 2022 and 2021, respectively. The related liability totaled $3,726 and $3,165 at December 31, 2022 and 2021, respectively.

The Company funds the plan through a modified endowment contract. Income recorded for the plan represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of December 31, 2022 and 2021, the life insurance policies had cash surrender values of approximately $19,237 and $18,785, respectively.

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

In 2022 and 2021, all shares purchased pursuant to the ESPP were purchased on the open market and consequently the Company issued no common shares in connection with the ESPP during the years ended December 31, 2022 and 2021.

On March 20, 2018, the Board of Directors adopted the “2018 Bank of the James Financial Group, Inc. Equity Incentive Plan,” which was approved by the shareholders on May 15, 2018. The 2018 Incentive Plan permits the issuance of up to 250,000 shares of common stock for awards to key employees of the Company and its

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Stock-based compensation plans(continued)

subsidiaries in the form of stock options, restricted stock, restricted stock units, stock awards and performance units.

On January 2, 2019, the Company granted its first block of equity compensation under the 2018 Incentive Plan consisting of 24,500 restricted stock units. The recipients of restricted stock units do not receive shares of the Company’s stock immediately, but instead receive shares, or cash compensation, or some combination of the two, upon satisfying the requisite service period specified by the terms and conditions of the grant. Additionally, the recipients of restricted stock units do not enjoy the same rights as other holders of the Company’s common stock until the units have vested and as such, they do not have voting rights or rights to nonforfeitable dividends. The related compensation expense is based on the fair value of the Company’s stock. Shares vested over 3 years in thirds with the first one-third vesting one year from the grant date. The total expense recognized for the years ended December 31, 2022 and 2021, in connection with the restricted stock unit awards was approximately $0 and $106 in each year, respectively. There were no forfeitures during the years ended December 31, 2022 and 2021. There were no new grants in the year ended December 31, 2022. The fair value of shares which vested in 2022 and 2021 was $127 and $100,respectively.

At December 31, 2022, there was no remaining unrecognized stock-based compensation expense remaining as all awards have vested and were cash settled.

Note 16 – Dividend Reinvestment Plan

The Company has in effect a Dividend Reinvestment Plan (DRIP) which provides an automatic conversion of dividends into common stock for enrolled shareholders. The Company may issue common shares to the DRIP or purchase common shares on the open market. Common shares are purchased on the open market at a price that based on the weighted average price of all shares purchased by the broker-dealer on the open market from each aggregate order placed by the Plan Administrator. In 2022 and 2021, all shares purchased through the DRIP were purchased on the open market and consequently the Company issued no common shares to the DRIP during the years ended December 31, 2022 and 2021.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total Common Equity Tier 1 capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2022 that the Bank met all capital adequacy requirements to which it is subject. The Bank’s actual regulatory capital amounts and ratios for December 31, 2022 and 2021 are also presented in the table below.

In addition to the minimum regulatory capital required for capital adequacy purposes the Bank is required to maintain a minimum Capital Conservation Buffer above those minimums in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The Capital Conservation Buffer was 2.5% at December 31, 2022 and 2021, and is applicable for the Common Equity Tier 1, Tier 1, and Total Capital Ratios.

As of December 31, 2022, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

To be categorized as well capitalized under the prompt corrective action regulations, the Bank must maintain minimum total risk-based, CET1, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Regulatory matters (continued)

The capital ratios for the Bank for 2022 and 2021 are set forth in the following table:

	December 31, 2022
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Total capital
(to risk-weighted assets)	$90,166	11.98%	$79,014	>10.50%	$75,252	> 10.00%
Tier 1 capital
(to risk-weighted assets)	$83,907	11.15%	$63,964	>8.50%	$60,201	> 8.00%
Common Equity Tier 1 capital
(to risk-weighted assets)	$83,907	11.15%	$52,676	>7.00%	$48,913	>6.50%
Tier 1 capital (leverage)
(to average assets)	$83,907	8.98%	$37,371	> 4.00%	$46,714	> 5.00%

(1)Includes capital conservation buffer of 2.50% where applicable.

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

At December 31, 2022, the Bank had rate lock commitments to originate mortgage loans through its Mortgage Division amounting to approximately $11,200 and loans held for sale of $2,423. The Bank has entered into corresponding commitments with third party investors to sell each of these loans that close. No other obligation exists.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Financial instruments with off-balance-sheet risk (continued)

Financial instruments whose contract amounts represent credit risk are as follows:

	Contract Amounts at
	December 31,
	2022	2021

Commitments to extend credit	$196,902	$179,953

Standby letters of credit	$2,923	$4,335

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

The Bank maintains a significant portion of its cash balances with one financial institution. Uninsured cash balances as of December 31, 2022 were approximately $13,674 which consisted of the total balances in one account at the Federal Home Loan Bank of Atlanta (FHLBA), as well as the balances (all net of $250 FDIC coverage) held in one account at Community Bankers’ Bank, one account at Truist Bank, one account at Zions Bank, one account held at First National Bankers’ Bank, and one account held at PNC Bank. Uninsured cash balances as of December 31, 2021 were approximately $4,162 which consisted of the total balances in the same accounts referenced for 2022 above.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair value measurements (continued)

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period.

		Fair Value at December 31, 2022
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Balance as of	Markets for	Observable	Inputs
	December 31,	Identical Assets	Inputs	(Level 3)
Description	2022	(Level 1)	(Level 2)
U.S. Treasuries	$4,741	$—	$4,741	$—
U.S. agency obligations	59,273	—	59,273	—
Mortgage-backed securities	67,842	—	67,842	—
Municipals	37,855	—	37,855	—
Corporates	16,076	—	16,076	—
Total available-for-sale securities	$185,787	$—	$185,787	$—
IRLCs – asset	91	—	—	91
Total assets at fair value	$185,878	$—	$185,787	$91

		Fair Value at December 31, 2021
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Balance as of	Markets for	Observable	Inputs
	December 31,	Identical Assets	Inputs	(Level 3)
Description	2021	(Level 1)	(Level 2)
U.S. Treasuries	$2,002	$—	$2,002	$—
U.S. agency obligations	58,470	—	58,470	—
Mortgage-backed securities	37,438	—	37,438	—
Municipals	50,204	—	50,204	—
Corporates	13,153	—	13,153	—
Total available-for-sale securities	$161,267	$—	$161,267	$—
IRLCs – asset	144	—	—	144
Total assets at fair value	$161,411	$—	$161,267	$144

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair value measurements (continued)

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2022
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
IRLCs - asset	$91	Market approach	Range of pull through rate	85%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2021
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
IRLCs - asset	$144	Market approach	Range of pull through rate	85%

Assets measured at fair value on a nonrecurring basis.

Loans held for sale

Loans held for sale are measured at lower of cost or fair value. Under ASC 820, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. Because quotes and bids on loans held for sale are available in active markets, loans held for sale are considered to be Level 2. No nonrecurring fair value adjustments were recorded during the years ended December 31, 2022 and 2021. Gains and losses on the sale of loans are recorded in noninterest income on the Consolidated Statements of Income.

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

Real estate acquired through foreclosure is transferred to other real estate owned (“OREO”). The measurement of loss associated with OREO at the date of transfer from loans is based on the fair value of the collateral less anticipated selling costs compared to the unpaid loan balance. Subsequent changes in fair value are recorded in noninterest expense on the Consolidated Statements of Income. The value of OREO properties is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using market data.

Any fair value adjustments are recorded in the period incurred and expensed against current earnings. The carrying values of all OREO are considered to be Level 3.

The following table summarizes the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis during the period.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair value measurements (continued)

		Fair Value at December 31, 2022
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Balance as of	Markets for	Observable	Inputs
	December 31,	Identical Assets	Inputs	(Level 3)
Description	2022	(Level 1)	(Level 2)

Impaired loans*	$854	$—	$—	$854

Other real estate	$566	$—	$—	$566

*Includes loans charged down to the net realizable value of the collateral.

		Fair Value at December 31, 2021
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Balance as of	Markets for	Observable	Inputs
	December 31,	Identical Assets	Inputs	(Level 3)
Description	2021	(Level 1)	(Level 2)

Impaired loans*	$1,802	$—	$—	$1,802

Other real estate	$761	$—	$—	$761

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair value measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for
	December 31, 2022
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$854	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)
OREO	$566	Discounted appraised value	Selling cost	26%
			Discount for lack of marketability and age of appraisal	0% - 27% (26%)

	Quantitative information about Level 3 Fair Value Measurements for
	December 31, 2021
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,802	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)
OREO	$761	Discounted appraised value	Selling cost	10%
			Discount for lack of marketability and age of appraisal	0% - 27% (26%)

Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments, including those financial assets and financial liabilities that are not required to be measured and reported at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The carrying amounts and estimated fair values of the Company's financial instruments are presented in the following tables whether or not recognized on the Consolidated Balance Sheets at fair value. Fair values for December 31, 2022 and 2021 were estimated using an exit price notion.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair value measurements (continued)

		Fair Value Measurements at December 31, 2022 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$30,025	$30,025	$—	$—	$30,025
Fed funds sold	31,737	31,737	—	—	31,737
Securities
Available-for-sale	185,787	—	185,787	—	185,787
Held-to-maturity	3,639	—	3,135	—	3,135
Restricted stock	1,387	—	1,387	—	1,387
Loans, net	605,366	—	—	564,802	564,802
Loans held for sale	2,423	—	2,423	—	2,423
Interest receivable	2,736	—	2,736	—	2,736
BOLI	19,237	—	19,237	—	19,237
Derivaties	91	—	—	91	91
Liabilities
Deposits	$848,138	$—	$850,102	$—	$850,102
Capital notes	10,037	—	9,200	—	9,200
Other borrowings	10,457	—	9,438	—	9,438
Interest payable	89	—	89	—	89

		Fair Value Measurements at December 31, 2021 using
	Carrying
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$29,337	$29,337	$—	$—	$29,337
Fed funds sold	153,816	153,816	—	—	153,816
Securities
Available-for-sale	161,267	—	161,267	—	161,267
Held-to-maturity	3,655	—	4,006	—	4,006
Restricted stock	1,324	—	1,324	—	1,324
Loans, net	576,469	—	—	565,543	565,543
Loans held for sale	1,628	—	1,628	—	1,628
Interest receivable	2,064	—	2,064	—	2,064
BOLI	18,785	—	18,785	—	18,785
Derivatives	144	—	—	144	144
Liabilities
Deposits	$887,056	$—	$887,955	$—	$887,955
Capital notes	10,031	—	10,711	—	10,711
Other borrowings	10,985	—	11,465	—	11,465
Interest payable	46	—	46	—	46

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

Fees, Exchange, and Other Service Charges

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, treasury services income, wealth management income and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Treasury services income primarily represents fees charged to customers for sweep, positive pay and lockbox services. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or at the end of the month or in the case of wealth management fees, at the end of a quarter.

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

Note 22 – Revenue Recognition (continued)

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

The Bank leases its principal Lynchburg, Virginia, location from Jamesview Investments, LLC, a legal entity which is wholly-owned by William C. Bryant III, a member of the Board of Directors of both Financial and the Bank. This lease is classified as a finance lease and the related lease liability totaled $2.7 million at December 31, 2022.

The following table represents information about the Company's operating leases:

	December 31,
(Dollars in thousands)	2022	2021
Lease liabilities	$1,260	$1,325
Right-of-use assets	$1,204	$1,282
Weighted average remaining lease term	12.7 years	13.7 years
Weighted average discount rate	3.44%	3.44%

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 – Leases (continued)

The following table represents information about the Company's finance leases:

	December 31,
(Dollars in thousands)	2022	2021
Lease liabilities	$3,389	$3,746
Right-of-use assets	$3,074	$3,488
Weighted average remaining lease term	8.2 years	9.2 years
Weighted average discount rate	2.70%	2.70%

	For the Year Ended December 31,
Lease cost (in thousands)	2022	2021
Operating lease cost	$121	$125
Finance lease cost:
Amortization of right-of-use assets	414	414
Interest on lease liabilities	96	106
Total lease cost	$631	$645

Cash paid for amounts included in measurement
of operating lease liabilities	$112	$112

Cash paid for amounts included in measurement
of finance lease liabilities	$453	$453

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 – Leases (continued)

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total of lease liabilities is as follows:

	Operating Lease	Finance Lease
	Liabilities	Liabilities
	As of	As of
Lease payments due (in thousands)	December 31, 2022	December 31, 2022
Twelve months ending December 31, 2023	$110	$454
Twelve months ending December 31, 2024	111	479
Twelve months ending December 31, 2025	112	515
Twelve months ending December 31, 2026	116	515
Twelve months ending December 31, 2027	125	517
Thereafter	1,000	1,333
Total undiscounted cash flows	$1,574	$3,813
Discount	(314)	(424)
Lease liabilities	$1,260	$3,389

Note 24 - Impact of recently issued accounting standards

During June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration. The Company adopted ASU 2016-13 as of January 1, 2023 in accordance with the required implementation date. Transition adjustments during the first quarter of 2023, will include increases in the allowance for credit losses and the reserve for credit losses on unfunded commitments to extend credit as well as a reduction of total equity, net of taxes. This reduction of equity capital may, at the Bank's election, be phased-in over a three year period in accordance with regulatory guidelines. The final cumulative effect of the transition adjustments is still subject to completion by the Company but is estimated to reduce opening retained earnings on January 1, 2023 by a reasonable range of $1.25 million to $1.75 million. Subsequent to adoption, the Company will record adjustments to its allowance for credit losses and reserves for unfunded commitments through the provision for credit losses in the consolidated statements of income.

The Company is utilizing a third-party model to tabulate its estimate of current expected credit losses, using a discounted cash-flow methodology. In accordance with ASC 326, the Company has segmented its loan portfolio based on similar risk characteristics. The Company primarily utilizes measurable economic trends (including local, state and national unemployment), in its reasonable and supportable forecasting of current expected credit losses. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider the following qualitative adjustment factors: recent changes in lending policies, procedures, and personnel, changes in the nature and volume of the loan portfolio, and changes in the underlying value of collateral for collateral dependent loans, among other

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24 - Impact of recently issued accounting standards (continued)

factors. The Company’s CECL implementation process was overseen by out Chief Credit Officer, Chief Financial Officer, Controller and General Counsel and included an assessment of data availability and gap analysis, data collection, consideration and analysis of multiple loss estimation methodologies, an assessment of relevant qualitative factors and correlation analysis of multiple potential loss drivers and their impact on the Company’s historical loss experience. During 2022, the Company calculated its current expected credit losses model in parallel to its incurred loss model in order to further refine the methodology and model. In addition, the Company engaged a third-party to perform a comprehensive model validation.

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

In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”. ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. In 2021, the UK Financial Conduct Authority (FCA) delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25 - Condensed financial statements of parent company

Financial information pertaining only to Bank of the James Financial Group, Inc. is as follows:

Balance Sheet

	December 31,
	2022	2021
Assets
Cash	$2,913	$2,744
Taxes receivable	76	9

Investment in subsidiaries	67,967	88,003

Other assets	19	17

Total assets	$70,975	$90,773

Liabilities and stockholders’ equity

Capital notes	$10,037	$10,031
Other borrowings	10,457	10,985
Other liabilities	255	328
Total Liabilities	$20,749	$21,344

Common stock $2.14 par value	$9,905	$10,145
Additional paid-in-capital	36,068	37,230
Retained earnings	31,034	23,440
Accumulated other comprehensive (loss)	(26,781)	(1,386)
Total stockholders’ equity	$50,226	$69,429

Total liabilities and stockholders’ equity	$70,975	$90,773

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25 – Condensed financial statements of parent company (continued)

Statements of Income
	Years Ended December 31,
	2022	2021
Income
Dividends from subsidiaries	$5,318	$—

Operating expenses
Interest on capital notes and other borrowings	767	327
Legal and professional fees	237	259
Other expense	135	138

Total expenses	1,139	724

Income tax (benefit)	(239)	(114)

Income (loss) before equity in undistributed income of subsidiaries	4,418	(610)

Equity in undistributed income of subsidiaries	4,541	8,199

Net income	$8,959	$7,589

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25 – Condensed financial statements of parent company (continued)

Statements of Cash Flows
	Years Ended December 31,
	2022	2021

Cash flows from operating activities
Net income	$8,959	$7,589

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Amortization of debt issuance costs	10	4
(Increase) decrease in income taxes receivable	(67)	65
(Increase) in other assets	(2)	(7)
(Decrease) increase in other liabilities	(73)	121
Equity in undistributed net (income) of subsidiaries	(4,541)	(8,199)

Net cash provided by (used in) operating activities	$4,286	$(427)

Cash flows from investing activities
Cash paid in acquisition of subsidiary	(818)	(10,500)

Net cash used in investing activities	$(818)	$(10,500)

Cash flows from financing activities
Dividends paid to common stockholders	$(1,365)	$(1,271)
Principal payments on other borrowings	(532)	—
Proceeds from other borrowings	—	10,985
Repurchase of common stock	(1,402)	(427)
Cash payment in lieu of fractional shares related to 10% stock dividend	—	(16)

Net cash (used in) provided by financing activities	$(3,299)	$9,271

Increase (decrease) in cash and cash equivalents	$169	$(1,656)

Cash and cash equivalents at beginning of period	2,744	4,400

Cash and cash equivalents at end of period	$2,913	$2,744

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 26 – Acquisitions

On December 31, 2021, Financial completed its acquisition of all the outstanding shares of Pettyjohn, Wood & White, Inc. ("PWW"), a Lynchburg, Virginia-based investment advisory firm with approximately $650 million in assets under management and advisement at the time of the acquisition. The acquisition was undertaken to enhance Financial's service line offerings as well as augment its noninterest income streams. Subsequent to its acquisition, PWW operates as a subsidiary of Financial. The transaction was accounted for using the acquisition method of accounting, and accordingly, assets acquired, liabilities assumed, and consideration transferred were recorded at their estimated fair values on the acquisition date. The fair values were subject to refinement for up to one year after the closing date of the acquisition.

The acquisition date fair value of the consideration transferred upon closing on December 31, 2021 totaled $10.5 million, which was paid in cash. The preliminary fair values of the assets acquired and liabilities assumed were $9.3 million and $1.8 million, respectively, resulting in an acquisition date balance of goodwill totaling approximately $3.0 million. The principal component of the assets acquired was $8.4 million of amortizable intangible assets, which primarily relate to the value of customer relationships acquired with the acquisition of PWW. The Company is amortizing these intangible assets over a 15-year period using the straight-line method.

In accordance with the acquisition agreement, a working capital adjustment was paid in 2022 totaling approximately $818 thousand to the former owners of PWW. As such, Financial adjusted the total consideration transferred by increasing its investment in PWW by the amount of cash paid and also recorded a corresponding increase to the balance of goodwill. Additionally, in 2022, it was determined a valid IRC 338(h)(10) election was filed, which in effect, will treat the acquisition of PWWs outstanding shares as an asset acquisition for tax purposes. The balance of goodwill was reduced by $1.8 million with a corresponding increase to deferred income taxes (included in the other assets caption) to appropriately reflect this determination. The adjusted balance of goodwill of $2.1 million is expected to be deductible for income tax purposes.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no change in the independent accountants engaged to audit the financial statements of the Company and its subsidiaries during the last two fiscal years ended December 31, 2022. There have been no disagreements with such independent accountants during the last two fiscal years ended December 31, 2022, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

Financial’s management, including Financial’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2022. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information required to be set forth in the Company’s periodic reports.

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

b)Report of Management’s Assessment of Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange act. Financial’s internal control over financial reporting includes those policies and procedures that pertain to Financial’s ability to record, process, summarize and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of December 31, 2022, management has assessed the effectiveness of the internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the assessment, Management determined that it maintained effective internal control over the financial reporting as of December 31, 2022, based on the 2013 framework criteria.

In order to ensure that Financial’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) in 2013, by the Treadway Commission.

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

d)Changes in Internal Control over Financial Reporting

There have been no significant changes during the quarter ended December 31, 2022, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting.

Item 9B.Other Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Part of the response to this Item will be included in the information set forth under the headings “Nominees and Continuing Directors,” “Corporate Governance and the Board of Directors Matters,” “Director and Officer Biographical Information,” and “Committees of the Board of Directors of Financial” in Financial’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders, which Proxy Statement will be filed with the SEC within 120 days of the end of the Financial’s 2022 fiscal year (the “2023 Proxy Statement”), and such information is hereby incorporated by reference

Financial has adopted a code of ethics that applies to Financial’s directors, executive officers (including the principal financial officer, principal accounting officer or controller, or persons performing similar functions), and senior officers. The code of ethics has been posted under the “Investor Relations” section on Financial’s website: www.bankofthejames.bank.

Item 11.Executive Compensation

The response to this Item will be included in the information set forth under the headings “Compensation of Directors and Executive Officers,” “Corporate Governance and the Board of Directors Matters,” and “Committees of the Board of Directors of Financial” in the 2023 Proxy Statement and such information is hereby incorporated by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the information set forth under the headings “Securities Authorized for Issuance Under Equity Compensation Plans,” “Corporate Governance and the Board of Directors Matters – Independence of Directors,” and “Security Ownership of Management” in the 2023 Proxy Statement and is hereby incorporated by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The response to this Item will be included in the information set forth under the heading “Transactions with Related Parties” in the 2023 Proxy Statement and is hereby incorporated by reference.

Item 14.Principal Accountant Fees and Services

The response to this Item will be included in the information set forth under the heading “Independent Registered Public Accounting Firm” in the 2023 Proxy Statement and is hereby incorporated by reference. Our independent registered public accounting firm is Yount, Hyde & Barbour, Winchester, Virginia, US PCAOB Auditor Firm I.D.: 613

PART IV

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

3.1	Amended and Restated Articles of Incorporation of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3(i) to Form 8-K filed on August 12, 2009)
3.2	Bylaws of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed February 19, 2021)
4.1	Description of Registrant’s Securities (incorporated by reference to Exhbit 4.1 to Form 10-K filed on March 29, 2022))
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

10.9	2016 Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and Harry P. Umberger (incorporated by reference to Exhibit 10.4 to Form 8-K filed on October 21, 2016)
10.10	Salary Continuation Agreement dated effective as of January 29, 2013 by and between the Bank and Michael A. Syrek (incorporated by reference to Exhibit 10.10 to Form 10-K filed on March 29, 2022)
10.11	Salary Continuation Agreement dated effective as of January 1, 2023 by and between the Bank and Eric J. Sorenson, Jr. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 6, 2023)
10.12	Dividend Reinvestment Plan (Incorporated by reference to Registration Statement on Form S-3, filed on August 21, 2017)
10.13	2018 Bank of the James Financial Group, Inc. Equity Incentive Plan (incorporated by reference to Schedule 14A Proxy Statement Pursuant to Section 14(a) filed on April 9, 2018).
10.14	2018 Bank of the James Financial Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Schedule 14A Proxy Statement Pursuant to Section 14(a) filed on April 9, 2018).
21.1	List of subsidiaries (filed herewith)
23.1	Consent of Yount, Hyde and Barbour, P.C. (filed herewith)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)
101

Pursuant to Rule 405 of Regulation S-T, the following materials from Bank of the James Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2022 and 2021; (ii) Consolidated Statements of Income For the Years ended December 31, 2022 and 2021; (iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2022 and 2021 (iv) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) For the Years ended December 31, 2022 and 2021; (v) Notes to Consolidated Financial Statements.

Item 16.Form 10–K Summary - Not required

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 31, 2023.

Signature	Capacity

/S/ Robert R. Chapman III Robert R. Chapman III	President (Principal Executive Officer) and Director
/S/ J. Todd Scruggs J. Todd Scruggs	Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer) and Director
/S/ Thomas W. Pettyjohn, Jr. Thomas W. Pettyjohn, Jr.	Director, Chairman
/S/ Lewis C. Addison Lewis C. Addison	Director
/S/ John R. Alford, Jr. John R. Alford, Jr.	Director
/S/ William C. Bryant III William C. Bryant III	Director
/S/ A. Douglas Dalton III A. Douglas Dalton III	Director

/S/ James F. Daly James F. Daly	Director
________________ Julie P. Doyle	Director
________________ Watt R. Foster, Jr.	Director
/S/ Phillip C. Jamerson Phillip C. Jamerson	Director
/S/ Lydia K. Langley Lydia K. Langley	Director
/S/ Augustus A. Petticolas, Jr. Augustus A. Petticolas, Jr.	Director