Form 10-Q
period 2023-03-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2023-05-15
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-Q

______________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,543,338 shares of Common Stock, par value $2.14 per share, were outstanding at May 15, 2023.

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2023 unaudited)

	March 31,	December 31,
Assets	2023	2022

Cash and due from banks	$ 22,912	$ 30,025
Federal funds sold	41,695	31,737
Total cash and cash equivalents	64,607	61,762

Securities held-to-maturity, at amortized cost (fair value of $3,211 in 2023 and $3,135 in 2022) net of allowance for credit loss of $0 in 2023	3,634	3,639
Securities available-for-sale, at fair value	189,587	185,787
Restricted stock, at cost	1,387	1,387
Loans, net of allowance for credit losses of $7,715 in 2023 and $6,259 in 2022	618,223	605,366
Loans held for sale	1,163	2,423
Premises and equipment, net	17,796	17,974
Interest receivable	2,574	2,736
Cash value - bank owned life insurance	21,169	19,237
Other real estate owned	540	566
Customer relationship intangibles	7,705	7,845
Goodwill	2,054	2,054
Other assets	17,662	17,795
Total assets	$ 948,101	$ 928,571

Liabilities and Stockholders' Equity

Deposits
Noninterest bearing demand	$ 150,829	$ 154,884
NOW, money market and savings	544,643	560,479
Time deposits	168,965	132,775
Total deposits	864,437	848,138

Capital notes, net	10,039	10,037
Other borrowings	10,314	10,457
Interest payable	218	89
Other liabilities	11,082	9,624
Total liabilities	$ 896,090	$ 878,345
Commitments and Contingencies

Stockholders' equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$ -	$ -
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,560,038 as of March 31, 2023 and 4,628,657 as of December 31, 2022	9,758	9,905
Additional paid-in-capital	35,402	36,068
Retained earnings	31,049	31,034
Accumulated other comprehensive (loss)	(24,198)	(26,781)
Total stockholders' equity	$ 52,011	$ 50,226

Total liabilities and stockholders' equity	$ 948,101	$ 928,571

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended
	March 31,
Interest Income	2023	2022
Loans	$ 7,426	$ 5,905
Securities
US Government and agency obligations	320	258
Mortgage backed securities	414	307
Municipals - taxable	282	271
Municipals - tax exempt	18	18
Dividends	8	4
Corporates	143	108
Interest bearing deposits	148	7
Federal Funds sold	339	37
Total interest income	9,098	6,915

Interest Expense
Deposits
NOW, money market savings	360	126
Time deposits	861	178
FHLB borrowings	31	-
Finance leases	23	25
Other borrowings	99	114
Capital notes	82	82
Total interest expense	1,456	525

Net interest income	7,642	6,390

Provision for (recovery of) credit losses	140	(300)

Net interest income after provision for (recovery of) credit losses	7,502	6,690

Noninterest income
Gain on sales of loans held for sale	923	1,904
Service charges, fees and commissions	983	592
Wealth management fees	1,006	1,015
Life insurance income	132	113
Other	-	7

Total noninterest income	3,044	3,631

Noninterest expenses
Salaries and employee benefits	4,268	3,989
Occupancy	472	471
Equipment	676	606
Supplies	148	142
Professional, data processing, and other outside expense	1,371	1,054
Marketing	194	192
Credit expense	196	262
Other real estate expenses, net	26	6
FDIC insurance expense	104	130
Amortization of intangibles	140	140
Other	480	656
Total noninterest expenses	8,075	7,648

Income before income taxes	2,471	2,673

Income tax expense	487	534

See accompanying notes to these consolidated financial statements

Net Income	$ 1,984	$ 2,139

Weighted average shares outstanding - basic and diluted	4,618,684	4,740,657

Earnings per common share - basic and diluted	$ 0.43	$ 0.45

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(dollar amounts in thousands) (unaudited)

	For the Three Months
	Ended March 31,
	2023	2022
Net Income	$ 1,984	$ 2,139
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	3,270	(13,491)
Tax effect	(687)	2,834
Other comprehensive income (loss), net of tax	2,583	(10,657)

Comprehensive income (loss)	$ 4,567	$ (8,518)

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollar amounts in thousands) (unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net Income	$ 1,984	$ 2,139

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	491	270
Net amortization and accretion of premiums and discounts on securities	104	131
Amortization of debt issuance costs	3	3
(Gain) on sales of loans held for sale	(923)	(1,904)
Proceeds from sales of loans held for sale	34,744	58,513
Origination of loans held for sale	(32,646)	(61,497)
Provision for (recovery of) credit losses	140	(300)
Impairment of other real estate owned	26	-
Amortization of intangibles	140	140
Bank owned life insurance income	(132)	(113)
Decrease (increase) in interest receivable	162	(130)
(Increase) in other assets	(168)	(345)
Increase (decrease) in interest payable	129	(7)
Increase in other liabilities	769	107

Net cash provided by (used in) operating activities	$ 4,823	$ (2,993)

Cash flows from investing activities
Purchases of securities available-for-sale	$ (2,780)	$ (68,805)
Proceeds from maturities, calls and paydowns of securities available-for-sale	2,151	3,838
Purchases of bank owned life insurance	(1,800)	-
Origination of loans, net of principal collected	(14,242)	(12,155)
Purchases of premises and equipment	(189)	(53)

Net cash (used in) investing activities	$ (16,860)	$ (77,175)

Cash flows from financing activities
Net increase (decrease) in deposits	$ 16,299	$ (5,629)
Principal payments on finance lease obligations	(90)	(88)
Principal payments on other borrowings	(144)	(129)
Repurchase of common stock	(813)	-
Dividends paid to common stockholders	(370)	(332)

Net cash provided by (used in) financing activities	$ 14,882	$ (6,178)

Increase (decrease) in cash and cash equivalents	2,845	(86,346)

Cash and cash equivalents at beginning of period	$ 61,762	$ 183,153

Cash and cash equivalents at end of period	$ 64,607	$ 96,807

Supplemental schedule of noncash investing and financing activities
Noncash transactions
Fair value adjustment for securities available-for-sale	$ 3,270	$ (13,491)

Supplemental disclosures of cash flow information
Cash transactions
Cash paid for interest	$ 1,327	$ 532
Cash paid for income taxes	-	-

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2023 and 2022

(dollars in thousands, except per share amounts) (unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	(Loss)	Total
Balance at December 31, 2021	4,740,657	$ 10,145	$ 37,230	$ 23,440	$ (1,386)	$ 69,429

Net Income	-	-	-	2,139	-	2,139

Dividends paid on common stock ($0.07 per share)	-	-	-	(332)	-	(332)

Other comprehensive (loss)	-	-	-	-	(10,657)	(10,657)

Balance at March 31, 2022	4,740,657	$ 10,145	$ 37,230	$ 25,247	$ (12,043)	$ 60,579

Balance at December 31, 2022	4,628,657	$ 9,905	$ 36,068	$ 31,034	$ (26,781)	$ 50,226

Net Income	-	-	-	1,984	-	1,984

Dividends paid on common stock ($0.08 per share)	-	-	-	(370)	-	(370)

Repurchase of common stock	(68,619)	(147)	(666)	-	-	(813)

Adoption of ASU 2016-13	-	-	-	(1,599)	-	(1,599)

Other comprehensive income	-	-	-	-	2,583	2,583

Balance at March 31, 2023	4,560,038	$ 9,758	$ 35,402	$ 31,049	$ (24,198)	$ 52,011

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

Bank of the James Financial Group, Inc.’s (“Financial” or the “Company”) primary market area consists of the area commonly referred to as Region 2000 which encompasses the seven jurisdictions of the Town of Altavista, Amherst County, Appomattox County, the Town of Bedford, Bedford County, Campbell County, and the City of Lynchburg. Recently, the Company has expanded into Charlottesville, Roanoke, Blacksburg, Harrisonburg, Lexington, Rustburg, and Wytheville.

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2022. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2022 included in Financial’s Annual Report on Form 10-K. Results for the three month period ended March 31, 2023 is not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Note 2 – Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for credit losses for loans.

Significant Accounting Policies and Estimates

Application of the principles of GAAP and practices within the banking industry requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments. Certain policies inherently rely more extensively on the use of estimates, assumptions, and judgments and as such may have a greater possibility of producing results that could be materially different than originally reported.

The Company's significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the audited financial statements and notes for the year ended December 31, 2022 and are contained in the Company's 2022 Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2022, except for the following:

Accounting Standards Adopted in 2023

ASU 2016-13: On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The CECL methodology requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost are presented at the net amount expected to be collected by using an allowance for credit losses.

In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell.

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. At adoption, the after

Note 2 – Use of Estimates (continued)

tax impact to retained earnings was an approximate reduction of $1.6 million based on our evaluation as of that date. This adjustment consisted of increases to the allowance for credit losses on loans, as well as the Company's allowance for unfunded loan commitments.

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As of December 31, 2022, the Company did not have any other-than-temporarily impaired investment securities. The Company did not record an allowance for credit losses for securities classified as available-for-sale or held-to-maturity upon adoption.

The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.

ASU 2022-02: On January 1, 2023, the Company adopted ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors that have adopted the CECL model and enhance the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the amendments require that the Company disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The Company adopted the standard prospectively and it did not have a material impact on the financial statements.

Allowance for Credit Losses - Held-to-Maturity Securities

The primary indicators of credit quality for the Company’s held-to-maturity portfolio are security type and credit rating, which are influenced by a number of factors including obligor cash flow, geography, seniority, among other factors. Currently, the Company’s held-to-maturity securities consist completely of securities covered by the explicit or implied guarantee of the United States government or one of its agencies.

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit losses in the Consolidated Statements of Income. The Company did not have an allowance for credit losses on held-to-maturity securities as of March 31, 2023 or upon adoption of ASC 326.

Allowance for Credit Losses - Available-for-Sale Securities

Management evaluates all available-for-sale securities in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specific to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any deficiency is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

Changes in the allowance for credit loss are recorded as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2023, there was no allowance for credit loss related to the available-for-sale portfolio.

Accrued interest receivable on available-for-sale securities totaled approximately $994 thousand at March 31, 2023 and was excluded from the estimate of credit losses.

Note 2 – Use of Estimates (continued)

Allowance for Credit Losses - Loans

The allowance for loan credit losses represents an amount which, in management's judgment, is adequate to absorb the lifetime expected losses that may be sustained on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions, and prepayment experience. The allowance for loan credit losses is measured and recorded upon the initial recognition of a financial asset. The allowance for loan credit losses is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision for (or recovery of) credit losses, which is recorded in the Consolidated Statements of Income.

The Company is utilizing a discounted cash flow model to estimate its current expected credit losses. For the purposes of calculating its quantitative reserves, the Company has segmented its loan portfolio based on loans which share similar risk characteristics. Within the quantitative portion of the calculation, the Company utilizes at least one or a combination of loss drivers, which may include unemployment rates and/or gross domestic product (“GDP”), to adjust its loss rates over a reasonable and supportable forecast period of one year. A straight-line reversion technique is used for the following four quarters, at which time the Company reverts to historical averages. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider qualitative factors, including but not limited to: variability in the economic forecast, changes in volume and severity of adversely classified loans, changes in concentrations of credit, changes in the nature and volume of the loan segments, factors related to credit administration, and other idiosyncratic risks not embedded in the data used in the model.

Loans that do not share risk characteristics are evaluated on an individual basis. The Company designates individually evaluated loans on nonaccrual status as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk and loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under CECL, for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

The adoption of CECL did not result in a significant change to any other credit risk management and monitoring processes, including identification of past due or delinquent borrowers, nonaccrual practices or charge-off policy.

Allowance for Credit Losses – Unfunded Commitments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for (or recovery of) credit losses in the Consolidated Statements of Income. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodology as the loan portfolio, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets.

Accrued Interest Receivable

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the allowance for credit losses for both loans and held-to-maturity securities, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled approximately $1.6 million on loans and $16 thousand on held-to-maturity securities at March 31, 2023, and is included in “Accrued Interest Receivable” on the Company’s Consolidated Balance Sheets.

Note 3 – Earnings Per Common Share (EPS)

The following is a summary of the earnings per share calculation for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,
	2023	2022

Net income	$ 1,984,000	$ 2,139,000

Weighted average number of shares outstanding - basic and diluted	4,618,684	4,740,657

Earnings per common share - basic and diluted	$ 0.43	$ 0.45

In 2022, all restricted stock units (RSUs) were excluded from calculating diluted earnings per share as the Company elected to settle units vesting in 2022 wholly in cash. There are currently no outstanding RSUs as of March 31, 2023. There were no potentially dilutive shares outstanding in 2023 and 2022. Consequently, the weighted average shares and weighted average diluted shares were identical.

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

The total expense recognized for the three months ended March 31, 2023 and 2022 in connection with the restricted stock unit awards was $0. At March 31, 2023, there is no further unrecognized stock-based compensation expense related to the restricted stock units granted on January 2, 2019 as all units have vested and have been settled.

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

The below tables summarize the Company’s financial assets that were measured at fair value on a recurring basis during the period.

		Carrying Value at March 31, 2023 (in thousands)
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Balance as of	Markets for	Observable	Inputs
	March 31,	Identical Assets	Inputs	(Level 3)
Description	2023	(Level 1)	(Level 2)
US Treasuries	$4,794	$—	$4,794	$—
US agency obligations	61,149	—	61,149	—
Mortgage-backed securities	66,866	—	66,866	—
Municipals	41,222	—	41,222	—
Corporates	15,556	—	15,556	—

Total available-for-sale securities	$189,587	$—	$189,587	$—
IRLCs - asset	179	—	—	179
Total assets at fair value	$189,766	$—	$189,587	$179

		Carrying Value at December 31, 2022 (in thousands)
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Balance as of	Markets for	Observable	Inputs
	December 31,	Identical Assets	Inputs	(Level 3)
Description	2022	(Level 1)	(Level 2)
US Treasuries	$4,741	$—	$4,741	$—
US agency obligations	59,273	—	59,273	—
Mortgage-backed securities	67,842	—	67,842	—
Municipals	37,855	—	37,855	—
Corporates	16,076	—	16,076	—

Total available-for-sale securities	$185,787	$—	$185,787	$—
IRLCs – asset	91	—	—	91
Total assets at fair value	$185,878	$—	$185,787	$91

Note 5 – Fair Value Measurements (continued)

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2023
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
IRLCs – asset	$179	Market approach	Range of pull through rate	70% - 100% (85%)

(1)    Weighted based on the relative value of the instruments

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2022
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
IRLCs - asset	$91	Market approach	Range of pull through rate	70% - 100% (85%)

(1)    Weighted based on the relative value of the instruments

Fair Value on a Non-recurring Basis

Collateral Dependent Loans with an ACLL

In accordance with ASC 326, we may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.

Note 5 – Fair Value Measurements (continued)

Loans held for sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended March 31, 2023. Gains and losses on the sale of loans are recorded within gains on sales of loans held for sale on the Consolidated Statements of Income.

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

The following table summarizes the Company’s collateral dependent loans and OREO measured at fair value on a nonrecurring basis during the period (in thousands):

		Carrying Value at March 31, 2023
Description	Balance as of March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	540	—	—	540

		Carrying Value at December 31, 2022
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$854	$—	$—	$854
Other real estate owned	566	—	—	566

* Includes loans charged down to the net realizable value of the collateral.

Note 5 – Fair Value Measurements (continued)

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2023
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets

OREO	540	Discounted appraised value	Selling cost	10%
			Discount for lack of marketability and age of appraisal	0% - 25% (15%)

(1)Weighted based on the relative value of the instruments.

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2022
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
Impaired loans	$854	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)

OREO	566	Discounted appraised value	Selling cost	10%
			Discount for lack of marketability and age of appraisal	0% - 27% (26%)

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

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments and their placement in the fair value hierarchy at March 31, 2023 and December 31, 2022 was as follows (in thousands):

		Fair Value Measurements at March 31, 2023 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$ 22,912	$ 22,912	$ -	$ -	$ 22,912
Federal funds sold	41,695	41,695	-	-	41,695
Securities
Available-for-sale	189,587	-	189,587	-	189,587
Held-to-maturity, net	3,634	-	3,211	-	3,211
Restricted stock	1,387	-	1,387	-	1,387
Loans, net (1)	618,223	-	-	575,654	575,654
Loans held for sale	1,163	-	1,163	-	1,163
Interest receivable	2,574	-	2,574	-	2,574
BOLI	21,169	-	21,169	-	21,169
Derivatives - IRLCs	179	-	-	179	179

Liabilities
Deposits	$ 864,437	$ -	$ 869,417	$ -	869,417
Capital notes	10,039	-	9,287	-	9,287
Other borrowings	10,314	-	9,726	-	9,726
Interest payable	218	-	218	-	218

		Fair Value Measurements at December 31, 2022 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	30,025	$ 30,025	$ -	$ -	$ 30,025
Federal funds sold	31,737	31,737	-	-	31,737
Securities
Available-for-sale	185,787	-	185,787	-	185,787
Held-to-maturity	3,639	-	3,135	-	3,135
Restricted stock	1,387	-	1,387	-	1,387
Loans, net (1)	605,366	-	-	564,802	564,802
Loans held for sale	2,423	-	2,423	-	2,423
Interest receivable	2,736	-	2,736	-	2,736
BOLI	19,237	-	19,237	-	19,237
Derivatives - IRLCs	91	-	-	91	91

Liabilities
Deposits	$ 848,138	$ -	$ 850,102	$ -	$ 850,102
Capital notes	10,037	-	9,200	-	9,200
Other borrowings	10,457	-	9,438	-	9,438
Interest payable	89	-	89	-	89

(1) Carrying amount is net of unearned income and the Allowance.

Note 6 – Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31, 2023
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$3,634	$—	$(423)	$3,211

Available-for-sale
U.S. Treasuries	$4,930	$—	$(136)	$4,794
U.S. agency obligations	69,728	—	(8,579)	61,149
Mortgage-backed securities	77,290	—	(10,424)	66,866
Municipals	51,736	—	(10,514)	41,222
Corporates	16,533	—	(977)	15,556

	$220,217	$—	$(30,630)	$189,587

	December 31, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$3,639	$—	$(504)	$3,135

Available-for-sale
U.S. Treasuries	$4,912	$—	$(171)	$4,741
U.S. agency obligations	68,833	—	(9,560)	59,273
Mortgage-backed securities	78,955	—	(11,113)	67,842
Municipals	49,951	—	(12,096)	37,855
Corporates	17,037	—	(961)	16,076

	$219,688	$—	$(33,901)	$185,787

Note 6 – Securities (continued)

The following tables summarize the fair value of securities available for sale as of March 31, 2023 and securities available for sale and held-to- maturity as of December 31, 2022 and the corresponding amounts of unrealized losses. Management uses the valuation as of month-end in determining when securities are in an unrealized loss position (amounts in thousands):

March 31. 2023	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$—	$—	$4,794	$136	$4,794	$136
U.S. agency obligations	3,698	404	57,451	8,175	61,149	8,579
Mortgage-backed securities	136	8	66,730	10,416	66,866	10,424
Municipals	4,055	224	37,167	10,290	41,222	10,514
Corporates	926	74	6,631	903	7,557	977

Total temporarily impaired securities	$8,815	$710	$172,773	$29,920	$181,588	$30,630

December 31, 2022	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
U.S. agency obligations	$3,135	$504	$—	$—	$3,135	$504

Available-for-sale
U.S. Treasuries	4,741	171	—	—	4,741	171
U.S. agency obligations	27,708	2,838	31,565	6,722	59,273	9,560
Mortgage-backed securities	42,024	5,656	25,818	5,457	67,842	11,113
Municipals	10,847	2,245	27,008	9,851	37,855	12,096
Corporates	6,568	469	1,508	492	8,076	961

Total temporarily impaired securities	$95,023	$11,883	$85,899	$22,522	$180,922	$34,405

The Company has evaluated available for sale securities in an unrealized loss position for credit related impairment at March 31, 2023 and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuers to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments before recovery of its amortized cost basis, nor is it likely that management will be required to sell the securities. As such, there was not an allowance for credit losses on available-for-sale securities at March 31, 2023.

As of March 31, 2023, the Bank owned 117 securities in an unrealized loss position that were being evaluated for other than temporary impairment. Of the securities, 45 were S&P rated AAA, 64 were rated AA, six were rated A, one was rated BBB, and one was non-rated. As of March 31, 2023, 54 of these securities were municipal issues, 54 were backed by the US government, and 9 were issues of publicly traded domestic corporations.

The Company’s held-to-maturity portfolio is covered by the explicit or implied guarantee of the United States government or one of its agencies and rated investment grade or higher. As a result, the Company did not have an allowance for credit losses on held-to-maturity securities as of March 31, 2023 or upon adoption of ASC 326.

All held-to-maturity and available for sale securities were current with no securities past due or on nonaccrual as of March 31, 2023.

Note 6 – Securities (continued)

There were no sales of available-for-sale securities during the three months ended March 31, 2023 and 2022.

The amortized costs and fair values of securities at March 31, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2023
	Amortized
	Costs	Fair Value
Held-to-maturity:
Due in one year or less	$ -	$ -
Due after one year through five years	-	-
Due after five years through ten years	2,423	2,176
Due after ten years	1,211	1,035

Total securities Held-to-maturity	$ 3,634	$ 3,211

	Amortized
	Costs	Fair Value
Available-for-sale:
Due in one year or less	$ 7,717	$ 7,566
Due after one year through five years	41,630	38,166
Due after five years through ten years	67,213	58,653
Due after ten years	103,657	85,202

Total securities Available-for-sale	$ 220,217	$ 189,587

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

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three months ended March 31, 2023 and 2022 was as follows (dollars in thousands):

Note 7 – Business Segments (continued)

Business Segments
			Investment
	Community		Advisory
	Banking	Mortgage	Services	Total
For the three months ended March 31, 2023
Net interest income	$ 7,642	$ -	$ -	$ 7,642
Provision for credit losses	140	-	-	140
Net interest income after provision for credit losses	7,502	-	-	7,502
Noninterest income	1,115	923	1,006	3,044
Noninterest expenses	6,728	756	591	8,075
Income before income taxes	1,889	167	415	2,471
Income tax expense	365	35	87	487
Net income	$ 1,524	$ 132	$ 328	$ 1,984
Total assets	$ 934,789	$ 1,674	$ 11,638	$ 948,101

For the three months ended March 31, 2022
Net interest income	$ 6,390	$ -	$ -	$ 6,390
Recovery of credit losses	(300)	-	-	(300)
Net interest income after recovery of credit losses	6,690	-	-	6,690
Noninterest income	712	1,904	1,015	3,631
Noninterest expenses	5,627	1,450	571	7,648
Income before income taxes	1,775	454	444	2,673
Income tax expense	346	95	93	534
Net income	$ 1,429	$ 359	$ 351	$ 2,139
Total assets	$ 953,365	$ 7,478	$ 12,742	$ 973,585

Note 8 – Loans, allowance for credit losses and OREO

On January 1, 2023, the Company adopted the amendments within ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Accordingly, the Company’s financials results for reporting periods beginning after January 1, 2023 are presented in accordance with ASC 326 while prior period amounts have not been adjusted and continue to be reported with legacy GAAP. For a detailed discussion of the impact of the adoption of ASU 2016-13 and information related to loans and credit quality, including accounting policies and methodologies used to estimate the allowance for credit losses, see Note 1.

The Company’s primary portfolio segments have changed to align with the methodology applied in estimating the allowance for credit losses under CECL and are reflected as such in the disclosures as of and for the period ended March 31, 2023 as provided below.

Previously, management’s established methodology used to determine the adequacy of the allowance for credit losses that assessed the risks and losses expected in the loan portfolio. For purposes of determining the allowance for credit losses prior to the adoption of CECL, the Bank segmented certain loans in the portfolio by product type. Within these segments, the Bank sub-segmented its portfolio into classes, based on the associated risks. The classifications set forth below for December 31, 2022 and prior periods do not correspond directly to the classifications set forth in the call report (Form FFIEC 041). Management determined that prior to the adoption of CECL, the classifications set forth below were more appropriate for use in identifying and managing risk in the loan portfolio.

Loan Segments After CECL Adoption:	Loan Classes After CECL Adoption:
Commercial	Commercial and Industrial Loans
Commercial Real Estate	Commercial Mortgages – Owner Occupied
Commercial Mortgages – Non-Owner Occupied
Commercial Construction/Land
Consumer	Consumer Open-End
Consumer Closed-End
Residential	Residential Mortgages
Residential Consumer Construction/Land

Note 8 – Loans, allowance for credit losses and OREO (continued)

A summary of loans, net (1) is as follows (dollars in thousands):

As of
March 31, 2023
Commercial	$ 71,652
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	131,171
Commercial Mortgages-Non-Owner Occupied	180,053
Commercial Construction/Land	23,472
Consumer
Consumer Open-End	50,449
Consumer Closed-End	27,285
Residential:
Residential Mortgages	101,688
Residential Consumer Construction/Land	40,168

Total loans	$ 625,938

Less allowance for credit losses	7,715

Net loans	$ 618,223

As of
December 31, 2022
Commercial	$ 95,885
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	135,189
Commercial Mortgages-Non-Owner Occupied	206,701
Commercial Construction	12,135
Consumer
Consumer Unsecured	2,828
Consumer Secured	95,131
Residential:
Residential Mortgages	43,049
Residential Consumer Construction	20,707

Total loans	$ 611,625

Less allowance for credit losses	6,259

Net loans	$ 605,366

(1)Includes net deferred costs of $1,054 and $1,114 as of March 31, 2023 and December 31, 2022, respectively.

Note 8 – Loans, allowance for credit losses and OREO (continued)

The following table presents the amortized cost basis of collateral dependent loans by loan segment:

Collateral Dependent Loans	March 31, 2023
(dollars in thousands)	Business/Other Assets	Real Estate
Commercial	$ 346	$ -
Commercial Real Estate	-	3,633
Consumer	-	399
Residential	-	1,339
Total	$ 346	$ 5,371

Impaired loans by class as of and for the period ended December 31, 2022 were as follows:

Impaired Loans
(dollars in thousands)
As of and For the Year Ended December 31, 2022
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2022	Investment (1)	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded:
Commercial	$ -	$ -	$ -	9	-
Commercial Real Estate
Commercial Mortgages-Owner Occupied	554	581	-	1,573	48
Commercial Mortgage Non-Owner Occupied	518	526	-	310	23
Commercial Construction	-	-	-	-	-
Consumer
Consumer Unsecured	-	-	-	-	-
Consumer Secured	249	249	-	154	12
Residential
Residential Mortgages	1,345	1,428	-	1,331	54
Residential Consumer Construction	-	-	-	-	-

With an Allowance Recorded:
Commercial	$ -	$ -	$ -	-	-
Commercial Real Estate
Commercial Mortgages-Owner Occupied	-	-	-	-	-
Commercial Mortgage Non-Owner Occupied	-	-	-	-	-
Commercial Construction	-	-	-	-	-
Consumer
Consumer Unsecured	-	-	-	-	-
Consumer Secured	-	-	-	-	-
Residential
Residential Mortgages	-	-	-	-	-
Residential Consumer Construction	-	-	-	-	-

Totals:
Commercial	$ -	$ -	$ -	$ 9	$ -
Commercial Real Estate
Commercial Mortgages-Owner Occupied	554	581	-	1,573	48
Commercial Mortgage Non-Owner Occupied	518	526	-	310	23
Commercial Construction	-	-	-	-	-
Consumer
Consumer Unsecured	-	-	-	-	-
Consumer Secured	249	249	-	154	12
Residential
Residential Mortgages	1,345	1,428	-	1,331	54
Residential Consumer Construction	-	-	-	-	-
	$ 2,666	$ 2,784	$ -	$ 3,377	$ 137

(1)Recorded Investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

Note 8 – Loans, allowance for credit losses and OREO (continued)

The following tables present the activity in the allowance for credit losses for the year-to-date periods ended and the distribution of the allowance by segment as of March 31, 2023 and December 31, 2022.

	Allowance for Credit Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Three Months Ended March 31, 2023

		Commercial
2023	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:

Beginning Balance, December 31, 2022	$ 1,102	$ 2,902	$ 904	$ 1,351	$ 6,259
Adoption of ASU 2016-13	(526)	1,157	257	357	1,245
Charge-Offs	(17)	-	(16)	-	(33)
Recoveries	9	88	5	2	104
Provision (Recovery of)	33	(52)	11	148	140
Ending Balance, March 31, 2023	601	4,095	1,161	1,858	7,715

Ending Balance: Individually evaluated	-	-	2	-	2

Ending Balance: Collectively evaluated	601	4,095	1,159	1,858	7,713

Totals:	$ 601	$ 4,095	$ 1,161	$ 1,858	$ 7,715

Financing Receivables:
Ending Balance: Individually evaluated	$ 346	$ 3,633	$ 399	$ 1,339	$ 5,717

Ending Balance: Collectively evaluated	71,306	331,063	77,335	140,517	620,221

Totals:	$ 71,652	$ 334,696	$ 77,734	$ 141,856	$ 625,938

Note 8 – Loans, allowance for credit losses and OREO (continued)

	As of and For the Year Ended December 31, 2022

		Commercial
2022	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:

Beginning Balance	$ 1,471	$ 3,637	$ 860	$ 947	$ 6,915
Charge-Offs	-	(137)	(25)	-	(162)
Recoveries	104	212	18	72	406
Provision (Recovery of)	(473)	(810)	51	332	(900)
Ending Balance	1,102	2,902	904	1,351	6,259

Ending Balance: Individually evaluated for impairment	-	-	-	-	-

Ending Balance: Collectively evaluated for impairment	1,102	2,902	904	1,351	6,259

Totals:	$ 1,102	$ 2,902	$ 904	$ 1,351	$ 6,259

Financing Receivables:
Ending Balance: Individually evaluated for impairment	$ -	$ 1,072	$ 249	$ 1,345	$ 2,666

Ending Balance: Collectively evaluated for impairment	95,885	352,953	97,710	62,411	608,959

Totals:	$ 95,885	$ 354,025	$ 97,959	$ 63,756	$ 611,625

Note 8 – Loans, allowance for credit losses and OREO (continued)

Credit Quality Indicators

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

Note 8 – Loans, allowance for credit losses and OREO (continued)

The table below details the amortized cost of the classes of loans by credit quality indicator and year of origination as of March 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total	Revolving Loans Converted to Term
Commercial:
Risk Rating
Pass	$ 2,986	$ 5,994	$ 14,357	$ 8,355	$ 3,417	$ 12,746	$ 22,721	$ 70,576	$ -
Special Mention	-	95	-	143	-	-	413	651	-
Substandard	-	21	58	-	8	149	189	425	-
Total	$ 2,986	$ 6,110	$ 14,415	$ 8,498	$ 3,425	$ 12,895	$ 23,323	$ 71,652	$ -

Commercial Real Estate:
Commercial Mort. - Owner Occupied
Risk Rating
Pass	$ 2,719	$ 23,189	$ 49,580	$ 8,696	$ 9,832	$ 34,648	$ -	$ 128,664	$ -
Special Mention	-	-	-	-	-	475	-	475	-
Substandard	-	-	-	46	302	1,684	-	2,032	-
Total	$ 2,719	$ 23,189	$ 49,580	$ 8,742	$ 10,134	$ 36,807	$ -	$ 131,171	$ -

Commercial Mort. - Non-Owner Occupied
Risk Rating
Pass	$ 7,778	$ 54,870	$ 36,512	$ 10,760	$ 8,387	$ 60,570	$ -	$ 178,877	$ -
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	1,176	-	-	1,176	-
Total	$ 7,778	$ 54,870	$ 36,512	$ 10,760	$ 9,563	$ 60,570	$ -	$ 180,053	$ -

Commercial Construction/Land
Risk Rating
Pass	$ -	$ 6,093	$ 10,708	$ 3,227	$ 756	$ 2,264	$ -	$ 23,048	$ -
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	424	-	-	-	-	424	-
Total	$ -	$ 6,093	$ 11,132	$ 3,227	$ 756	$ 2,264	$ -	$ 23,472	$ -

Consumer:
Consumer - Open-End
Risk Rating
Pass	$ -	$ -	$ -	$ -	$ -	$ -	$ 50,231	$ 50,231	$ 1,448
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	218	218	-
Total	$ -	$ -	$ -	$ -	$ -	$ -	$ 50,449	$ 50,449	$ 1,448

Consumer - Closed-End
Risk Rating
Pass	$ 2,071	$ 12,988	$ 819	$ 630	$ 9,546	$ 963	$ -	$ 27,017	$ -
Special Mention	-	-	-	18	-	-	-	18	-
Substandard	-	-	-	-	217	33	-	250	-
Total	$ 2,071	$ 12,988	$ 819	$ 648	$ 9,763	$ 996	$ -	$ 27,285	$ -

Residential:
Residential Mortgages
Risk Rating
Pass	$ 14,430	$ 26,460	$ 10,540	$ 10,142	$ 8,308	$ 28,433	$ -	$ 98,313	$ -
Special Mention	-	-	-	-	-	1,770	-	1,770	-
Substandard	-	-	-	-	60	1,545	-	1,605	-
Total	$ 14,430	$ 26,460	$ 10,540	$ 10,142	$ 8,368	$ 31,748	$ -	$ 101,688	$ -

Residential Consumer Constr./Land
Risk Rating
Pass	$ 1,437	$ 20,134	$ 10,527	$ 2,815	$ 2,253	$ 3,002	$ -	$ 40,168	$ -
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total	$ 1,437	$ 20,134	$ 10,527	$ 2,815	$ 2,253	$ 3,002	$ -	$ 40,168	$ -

Totals:
Risk Rating
Pass	$ 31,421	$ 149,728	$ 133,043	$ 44,625	$ 42,499	$ 142,626	$ 72,952	$ 616,894	$ 1,448
Special Mention	-	95	-	161	-	2,245	413	2,914	-
Substandard	-	21	482	46	1,763	3,411	407	6,130	-
Total	$ 31,421	$ 149,844	$ 133,525	$ 44,832	$ 44,262	$ 148,282	$ 73,772	$ 625,938	$ 1,448

The following table details the current period gross charge-offs of loans by year of origination as of March 31, 2023

Current Period Gross Charge-Offs by Origination Year (in thousands)

	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total	Revolving Loans Converted to Term
Commercial	$ -	$ -	$ -	$ 17	$ -	$ -	$ -	$ 17	$ -
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Construction/Land	-	-	-	-	-	-	-	-	-
Consumer:
Consumer Open-End	-	-	-	-	-	-	6	6	-
Consumer Closed-End	-	-	10	-	-	-	-	10	-
Residential:
Residential Mortgages	-	-	-	-	-	-	-	-	-
Residential Consumer Construction/Land	-	-	-	-	-	-	-	-	-

Total	$ -	$ -	$ 10	$ 17	$ -	$ -	$ 6	$ 33	$ -

Note 8 – Loans, allowance for credit losses and OREO (continued)

The following tables present credit quality information by class of loans as of December 31, 2022.

Credit Quality Information - by Class
December 31, 2022
2022	Pass	Monitor	Special	Substandard	Doubtful	Totals
			Mention
Commercial	$89,889	$4,418	$1,465	$113	$—	$95,885
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	132,686	1,931	—	572	—	135,189
Commercial Mortgages-Non-Owner Occupied	204,810	—	1,182	709	—	206,701
Commercial Construction	12,126	9	—	—	—	12,135
Consumer
Consumer Unsecured	2,809	—	19	—	—	2,828
Consumer Secured	94,788	—	—	343	—	95,131
Residential:
Residential Mortgages	41,591	—	—	1,458	—	43,049
Residential Consumer Construction	19,178	1,529	—	—	—	20,707

Totals	$597,877	$7,887	$2,666	$3,195	$—	$611,625

Loans on Non-Accrual Status

(dollars in thousands)

	CECL			Incurred Loss
	March 31, 2023			December 31, 2022
	Nonaccrual Loans			Nonaccrual Loans
	With No Allowance	With an Allowance	Total
Commercial Real Estate:
Commercial Mortgages-Non-Owner Occupied	$ -	$ -	$ -	$ 518
Commercial Construction/Land	424	-	424	-
Consumer
Consumer Open-End	7	-	7	-
Consumer Closed-End	94	-	94	20
Residential:
Residential Mortgages	-	-	-	95
Total	$ 525	$ -	$ 525	$ 633

Note 8 – Loans, allowance for credit losses and OREO (continued)

The following tables present an aging analysis of the loan portfolio by class and past due as of March 31, 2023 and December 31, 2022.

Age Analysis of Past Due Loans as of March 31, 2023
							Recorded
			Greater				Investment
2023	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$—	$—	$—	$—	$71,652	$71,652	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	—	—	—	—	131,171	131,171	—
Commercial Mortgages-Non-Owner Occupied	—	—	—	—	180,053	180,053	—
Commercial Construction/Land	—	—	—	—	23,472	23,472	—
Consumer:
Consumer Open-End	113	—	—	113	50,336	50,449	—
Consumer Closed-End	123	—	94	217	27,068	27,285	—
Residential:
Residential Mortgages	382	665	—	1,047	100,641	101,688	—
Residential Consumer Construction/Land	274	—	—	274	39,894	40,168	—
Total	$892	$665	$94	$1,651	$624,287	$625,938	$—

Age Analysis of Past Due Loans as of December 31, 2022

2022			Greater				Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$52	$194	$—	$246	$95,639	$95,885	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	—	—	—	—	135,189	135,189	—
Commercial Mortgages-Non-Owner Occupied	55	—	—	55	206,646	206,701	—
Commercial Construction	—	397	—	397	11,738	12,135	—
Consumer:
Consumer Unsecured	15	—	—	15	2,813	2,828	—
Consumer Secured	62	—	13	75	95,056	95,131	—
Residential:
Residential Mortgages	139	—	95	234	42,815	43,049	—
Residential Consumer Construction	—	—	—	—	20,707	20,707	—
Total	$323	$591	$108	$1,022	$610,603	$611,625	$—

Note 8 – Loans, allowance for credit losses and OREO (continued)

Occasionally, the Bank modifies loans to borrowers experiencing financial difficulties by providing principal forgiveness, term extensions, interest rate reductions or payment deferrals. As the effect of most modifications is already included in the allowance for credit losses due to the measurement methodologies used in its estimate, the allowance for credit losses is typically not adjusted upon modification. When principal forgiveness is provided at modification, the amount forgiven is charged against the allowance for credit losses.

There were no loan modifications during the three months ended March 31, 2023.

Troubled Debt Restructurings (TDR)

There were no loan modifications that would have been classified as TDRs during the three months ended March 31, 2022.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three months ended March 31, 2022.

The Company adopted ASU 2022-02 on January 1, 2023, which eliminated the accounting guidance for TDRs.

ACL on Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $779,000 at March 31, 2023 and December 31, 2022, is separately classified within Other Liabilities on the Consolidated Balance Sheets.

The following table presents the balance and activity in the ACL for unfunded commitments for the three months ended March 31, 2023:

Allowance for Credit Losses on Unfunded Commitments
Balance, December 31, 2022	$ -
Adoption of ASU 2016-13	779
Provision for credit losses	-
Balance March 31, 2023	$ 779

Note 8 – Loans, allowance for credit losses and OREO (continued)

Other Real Estate Owned

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank which was acquired through purchase at foreclosure or from the borrower through a deed in lieu of foreclosure. OREO decreased to $540 on March 31, 2023 from $566 on December 31, 2022. The decrease was a result of the write-down of a property by $26. The following table represents the changes in OREO balance during the three months ended March 31, 2023 and year ended December 31, 2022.

OREO Changes

(dollars in thousands)

	Three Months Ended Year Ended
	March 31, 2023	December 31, 2022
Balance at the beginning of the year (net)	$566	$761
Transfers from loans	—	—
Capitalized costs	—	—
Valuation adjustments	(26)	(195)
Sales proceeds	—	—
Loss on disposition	—	—
Balance at the end of the period (net)	$540	$566

At March 31, 2023 and December 31, 2022, the Company had no consumer mortgage loans secured by residential real estate for which foreclosure was in process. The Company held no residential real estate properties in other real estate owned as of March 31, 2023 and December 31, 2022.

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

Note 9 – Revenue Recognition (continued)

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

Note 10 – Acquisitions

Goodwill arises from business combinations and is generally determined as the excess of fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquired entity, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed.

On December 31, 2021, Financial completed its acquisition of all the outstanding shares of Pettyjohn, Wood & White, Inc. ("PWW"), a Lynchburg, Virginia-based investment advisory firm with approximately $650 million in assets under management and advisement at the time of the acquisition. The acquisition was undertaken to enhance Financial's service line offerings as well as augment its noninterest income streams. Following the acquisition, PWW operates as a subsidiary of Financial. The transaction was accounted for using the acquisition method of accounting, and accordingly, assets acquired, liabilities assumed, and consideration transferred were recorded at their estimated fair values on the acquisition date. The fair values were subject to refinement for up to one year after the closing date of the acquisition.

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

Note 11 – Recent accounting pronouncements and other authoritative guidance

In March 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements”. These amendments require entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. Transition can be done either retrospectively or prospectively. The Company does not expect the adoption of ASU 2023-01 to have a material impact on its consolidated financial statements.

In December 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”. ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. In 2021, the UK Financial Conduct Authority (FCA) delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications take place, the ASU defers to the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The ASU is effective for all entities upon issuance. The Company is assessing ASU 2022-06 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

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

GENERAL

Critical Accounting Policies

Bank of the James Financial Group, Inc.’s (“Financial”) financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss ratios as one factor in determining the expected loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use in estimating risk. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

The allowance for credit losses is management’s estimate of the probable losses expected in our loan portfolio. Management considers impaired loans, historical loss experience, and various qualitative factors (both internal and external) in the Company’s determination of the allowances. The Bank uses historical loss factors as one factor in determining the expected loss that may be present in the loan portfolio. Historical and industry trends, as well as peer comparisons are also considered in the Company’s ongoing evaluation of the allowance for credit losses. The allowance is based on two basic principles of accounting: (i) ASC 450, Contingencies, which requires that losses be accrued when they are probable of occurring and are reasonably estimable and (ii) ASC 310, Receivables, which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Guidelines for determining allowances for credit losses are also provided in the SEC Staff Accounting Bulletin No. 102 - “Selected Credit loss Allowance Methodology and Documentation Issues” and the Federal Financial Institutions Examination Council’s interagency guidance, “Interagency Policy Statement on the Allowance for Loan and Lease Losses” (the “FFIEC Policy Statement”). The Bank’s policy with respect to the methodology for determining the allowance for credit losses involves a higher degree of complexity and requires management to make subjective judgments that often require assumptions or estimates about uncertain matters. This critical policy and its assumptions are periodically reviewed with the Board of Directors. See “Management Discussion and Analysis Results of Operations – Allowance and Provision for Credit losses” below for further discussion of the allowance for credit losses.

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

The Bank is a Virginia banking corporation headquartered in Lynchburg, Virginia. The Bank was incorporated under the laws of the Commonwealth of Virginia as a state-chartered bank in 1998 and began banking operations in July 1999. The Bank was organized to engage in general retail and commercial banking business. The Bank is a community-oriented financial institution that provides varied banking services to individuals, small and medium-sized businesses, and professional concerns. Historically, our primary market area has been the Central Virginia, Region 2000 area, which encompasses the seven jurisdictions of the Town of Altavista, Amherst County, Appomattox County, the Town of Bedford, Bedford County, Campbell County, and the City of Lynchburg. Recently, the Bank has begun to expand to other areas in Virginia, specifically Roanoke, Charlottesville, Harrisonburg, Blacksburg, Lexington and Rustburg. The Bank strives to provide its customers with products comparable to statewide regional banks located in its market area, while maintaining the prompt response time and level of service of a community bank. Management believes this operating strategy has particular appeal in the Bank’s market areas.

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

Our operating results depend primarily upon the Bank’s net interest income, which is determined by the difference between (i) interest and dividend income on earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. The Bank’s net income also is affected by its provision for credit losses, as well as the level of its noninterest income, including gains on sales of loans held for sale and service charges, and investment advisory fees, and its noninterest expenses, including salaries and employee benefits, occupancy expense, data processing expenses, Federal Deposit Insurance Corporation premiums, expense in complying with the Sarbanes-Oxley Act of 2002, miscellaneous other expenses, franchise taxes, and income taxes.

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

•A branch located at 17000 Forest Road in Forest (the “Forest Branch”),

•A branch located at 164 South Main Street, Amherst, Virginia (the “Amherst Branch”),

•A branch located at 1405 Ole Dominion Boulevard in the Town of Bedford, Virginia, located off of Independence Boulevard (the “Bedford Branch”),

•A branch located at 1110 Main Street, Altavista, Virginia (the “Altavista Branch”),

•A branch located at 1391 South High Street, Harrisonburg, Virginia (the “Harrisonburg Branch”),

•A branch located at 1745 Confederate Blvd, Appomattox, Virginia (the “Appomattox Branch”),

•A branch located at 225 Merchant Walk Avenue, Charlottesville, Virginia (the “5th Street Station Branch”),

•A branch located at 3562 Electric Road, Roanoke, Virginia (the “Roanoke Branch”),

•A branch located at 45 South Main St., Lexington, Virginia (the “Lexington Branch”),

•A branch located at 550 Water St., Charlottesville, Virginia (the “Water Street Branch”),

•A branch located at 2101 Electric Rd, Roanoke, Virginia (the “Oak Grove Branch”), and

•A branch located at 13 Village Highway, Rustburg, Virginia (the “Rustburg Branch”).

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

The Bank continues to evaluate suitable branch locations and may acquire one or more properties for expansion in the next 12 months. Future branch openings are subject to regulatory approval.

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

March 31, 2023
(in thousands)
Commitments to extend credit	$189,955
Letters of Credit	2,267
Total	$192,222

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of March 31, 2023 and December 31, 2022 and the results of operations of Financial for the three month periods ended March 31, 2023 and 2022. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

March 31, 2023 as Compared to December 31, 2022

Total assets were $948,101,000 on March 31, 2023 compared with $928,571,000 at December 31, 2022, an increase of 2.10%. The increase in total assets was primarily due to increases in cash and cash equivalents and in loans net of allowance, and to a lesser extent, increases in securities available-for-sale and the cash value of bank-owned life insurance.

Total deposits increased from $848,138,000 as of December 31, 2022 to $864,437,000 on March 31, 2023, a increase of 1.92%. The increase resulted in large part from increases in time deposits and was offset in part by a decrease in noninterest bearing demand deposits and NOW, money market and savings deposits.

Total loans, excluding loans held for sale, increased to $625,938,000 on March 31, 2023 from $611,625,000 on December 31, 2022. As discussed in more detail in Note 8, we have changed the classification of our loans to align with the methodology applied in estimating the allowance for credit losses under the newly-adopted current expected credit loss methodology (CECL). Because of this change, it is difficult to compare prior periods with the new segmentation dictated by CECL. Generally, however, our loan growth was due to increases in the residential segment. Loans, excluding loans held for sale and net of deferred fees and costs and the allowance for credit losses, increased to $618,223,000 on March 31, 2023 from $605,366,000 on December 31, 2022, an increase of 2.12%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	March 31, 2023		December 31, 2022
	Amount	Percentage (%)	Amount	Percentage (%)
Commercial	$71,652	11.45	$95,885	15.68
Commercial Real Estate	334,696	53.47	354,025	57.88
Consumer	77,734	12.42	97,959	16.02
Residential	141,856	22.66	63,756	10.42
Total loans	$625,938	100.00	$611,625	100.00

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and OREO decreased to $1,065,000 on March 31, 2023 from $1,199,000 on December 31, 2022. OREO decreased slightly to $540,000 on March 31, 2023 from $566,000 on December 31, 2022. Non-performing loans decreased from $633,000 at December 31, 2022 to $525,000 at March 31, 2023.

As discussed in more detail below under “Results of Operations—Allowance and Provision for Credit losses,” management has provided for the anticipated losses on these loans in the allowance for credit losses. Loan payments received on non-accrual loans are first applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

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

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure or deeds in lieu of foreclosure. On December 31, 2022, the Bank was carrying two OREO properties on its books at a value of $566,000. While the Bank neither acquired nor disposed of any OREO property during the three months ended March 31, 2023, the OREO balance decreased to $540,000 because we wrote down the value of one of the properties by $26,000. One OREO property is under contract and is subject to a study period and other customary contingencies. The remaining OREO property is available for sale and is being actively marketed.

Cash and cash equivalents increased to $64,607,000 on March 31, 2023 from $61,762,000 on December 31, 2022. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including Federal funds sold). This increase was due primarily to an increase in federal funds sold In addition, cash and cash equivalents are subject to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts.

Securities held-to-maturity were essentially flat, decreasing slightly to $3,634,000 on March 31, 2023 from $3,639,000 on December 31, 2022. This decrease is a result of normal amortization of premiums within the held-to-maturity portfolio.

Securities available-for-sale, which are carried on the balance sheet at fair market value, increased to $189,587,000 on March 31, 2023, from $185,787,000 on December 31, 2022. During the three months ended March 31, 2023, the Bank purchased $2,780,000 in available-for-sale securities, which was responsible for the increase in securities available-for sale. In addition, the market value of the securities available-for-sale increased. During the three months ended March 31, 2023 the Bank did not sell any securities available-for-sale and received $2,151,000 in proceeds from calls, maturities, and paydowns of securities available-for-sale, which partially offset the increase. While the fair market value of our securities available-for-sale increased during the quarter, there remains an unrealized loss of $24,198,000. Financial does not expect to realize the losses as it has the intent and ability to hold the securities until their recovery, which may be at maturity.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $489,000 at March 31, 2023 and December 31, 2022. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At March 31, 2023, Financial, on a consolidated basis, had liquid assets of $254,194,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, and available-for-sale investments. The Bank has pledged

•approximately $5,000,000 (market value) of our available-for-sale securities as collateral with correspondent banks for collateralized lines of credit;

•approximately, $32,000,000 (market value) of our available-for-sale securities as security for public deposits; and

•approximately $37,000,000 (par value) of our available-for-sale securities as collateral for advances under the Federal Reserve’s Bank Term Funding Program.

In addition, if additional liquidity is needed, the Bank has the ability to purchase federal funds on the open market, borrow from the FHLBA using loans or investments within the Bank’s portfolio as collateral, and to borrow from the Federal Reserve Bank’s discount window.

As of March 31, 2023, the Bank has no borrowings from any of these sources. Immediately following the failure of Silicon Valley Bank, out of an abundance of caution the Bank borrowed $14,000,000 from the FHLBA to test its contingency funding plan. Approximately two weeks later, the Bank repaid the advance. During the first quarter, the Bank did not experience any unusual inflows or outflows of deposits.

Management believes that liquid assets were adequate at March 31, 2023. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank.

The aftermath of the failures of Silicon Valley Bank and First Republic Bank could have a material negative impact on Financial’s short-term or long-term liquidity. For example, if customers unexpectedly draw down on existing lines of credit or withdraw deposits at an unusual rate, our liquidity could be impacted. While we have not experienced any unusual pressure on our deposit balances or our liquidity position as a result of the these bank failures, management is closely monitoring our sources and uses of funds in order to meet our cash flow requirements while maximizing profits.

At March 31, 2023, the Bank had a leverage ratio of approximately 9.22%, a Tier 1 risk-based capital ratio and a CET1 ratio of approximately 11.26% and a total risk-based capital ratio of approximately 12.27%. As of March 31, 2023 and December 31, 2022, the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of March 31, 2023 and December 31, 2022:

Bank Level Only Capital Ratios

Analysis of Capital for Bank of the James (Bank only)
(dollars in thousands)

	March 31,	December 31,
Analysis of Capital	2023	2022

Tier 1 capital
Common Stock	$ 3,742	$ 3,742
Surplus	22,325	22,325
Retained earnings	59,288	57,840
Total Tier 1 capital	$ 85,355	$ 83,907

Common Equity Tier 1 Capital (CET1)	$ 85,355	$ 83,907

Tier 2 capital
Allowance for loan losses	$ 7,715	$ 6,259

Total Tier 2 capital:	$ 7,715	$ 6,259
Total risk-based capital	$ 93,070	$ 90,166

Risk weighted assets	$ 758,351	$ 752,515
Average total assets	$ 925,466	$ 934,277

	Actual		Regulatory Benchmarks
			For Capital	For Well
	March 31,	December 31,	Adequacy	Capitalized
	2023	2022	Purposes (1)	Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.22%	8.98%	4.000%	5.000%
Common Equity Tier 1 capital	11.26%	11.15%	7.000%	6.500%
Tier 1 risk-based capital ratio	11.26%	11.15%	8.500%	8.000%
Total risk-based capital ratio	12.27%	11.98%	10.500%	10.000%

(1)Includes the capital conservation buffer of 2.50% for all ratios, excluding the Tier 1 capital to average total assets ratio.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $3,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis at March 31, 2023 would be lower than those of the Bank because a portion of proceeds from the sale of notes previously issued by the holding company were contributed to the Bank as equity.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

Earnings Summary

Financial had net income including all operating segments of $1,984,000 for the three months ended March 31, 2023, compared to $2,139,000 for the comparable period in 2022. Basic and diluted earnings per common share for the months ended March 31, 2023 were $0.43, compared to basic and diluted earnings per share of $0.45 for the three months ended March 31, 2022.

The decrease in net income for the three months ended March 31, 2023, as compared to the prior year period was due primarily to i) a provision for credit losses of $140,000 in 2023 as compared to a recovery of $300,000 in the same period in 2022; ii) a decrease in gains on sale of loans held for sale, and iii) an increase in interest expense. The decrease in net income was partially offset by increases in interest income and service charges, fees and commissions in the quarter ended March 31, 2023 from the corresponding quarter in 2022.

These operating results represent an annualized return on average stockholders’ equity of 16.25% for the three months ended March 31, 2023, compared with 12.27% for the three months ended March 31, 2022. This increase for the three months ended March 31, 2023 was due to a decrease in stockholders’ equity as a result of a decrease in the value of available-for-sale securities resulting from an application of the mark-to-market accounting rules. The Company had an annualized return on average assets of 0.85% for the three months ended March 31, 2023 compared with 0.89% for the three months ended March 31, 2022. The decrease for the three months ended March 31, 2023 largely resulted from an decrease in the Bank’s net income and was offset in part by a decrease in average assets, which was caused in part by a decrease in the value of the securities available-for-sale as discussed above.

See “Noninterest Income” below for mortgage business and wealth management segment discussions.

Interest Income, Interest Expense, and Net Interest Income

For the three months ended March 31, 2023, interest income increased to $9,098,000 from $6,915,000 for the same period in 2022, due primarily to an increase in interest rates received on our interest earning assets. The average rate received on loans was 4.85% for the three months ended March 31, 2023, as compared to 4.05% for the same period in 2022. The rate on total average earning assets increased during the three months ended March 31, 2023 because of a general increase in market rates. The average rate received on average earning assets was 4.14% for the three months ended March 31, 2023 as compared to 3.09% for the three months ended March 31, 2022.

Interest expense increased significantly to $1,456,000 for the three months ended March 31, 2023 from $525,000 for the three months ended March 31, 2022. The increase for the three months resulted primarily from an increase in interest rates paid on deposits during the first three months of the year. The Company’s average rate paid on interest bearing deposits was 0.71% for the three months ended March 31, 2023 as compared to 0.17% for the same period in 2022. The Company’s average rate paid on interest bearing liabilities was 0.81% for the three months ended March 31, 2023 as compared to 0.29% for the same period in 2022.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three months ended March 31, 2023 was $7,642,000 as compared to $6,390,000 for the same period in 2022. The net interest margin was 3.48% for the three months ended March 31, 2023 as compared to 2.86% for the same period in 2022. The increase in the net interest margin for the three-month period was primarily due to the rates on interest earning assets repricing more rapidly than the rates on interest bearing liabilities. Due to rising inflation, economic uncertainties have arisen that are likely to impact net interest margin. The FOMC has implemented a series of interest rate increases that are likely to positively impact our net interest margin in the near term, but may cause long-term uncertainty. Other financial impacts could occur, though such potential impacts are unknown at this time. Because of the interest rate environment, the Bank may need to raise deposit rates, which would have an adverse impact on our margin and profitability. Management expects the Company’s interest rate margin to remain the same or compress in near to mid-term.

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

Noninterest income decreased to $3,044,000 for the three months ended March 31, 2023 from $3,631,000 for the same period in 2022. The decrease was caused by a decrease in gains on sale of loans held for sale, which was primarily caused by a decrease in loan origination volume at the Mortgage division, and was offset in part by an increase in service charges, fees and commissions. Wealth management fees remained constant with fee income from PWW of $1,006,000 in the quarter ended March 31, 2023 as compared to $1,015,000 for the same quarter in 2022.

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

Purchase mortgage originations totaled $26,868,000, or 82.30%, of the total mortgage loans originated in the three months ended March 31, 2023 as compared to $37,169,000 or 60.44% of the total mortgage loans originated in the same period in 2022. Because of a rising mortgage interest rate environment, management anticipates that in the short-term purchase mortgage originations will continue to represent a majority of mortgage originations. However, management also believes that a continued increase in long-term market interest rates could limit refinancing activity.

Mortgage rates increased dramatically in 2022 and these increases continue to have a negative impact on mortgage origination volume. Because of uncertainty surrounding current and near-term economic conditions arising from supply chain issues, inflation, and geopolitical and economic concerns, management cannot predict future mortgage rates. Management also believes that the rising interest rates could put revenue from the mortgage segment under additional pressure and mortgage originations will continue to trail 2022.

Our Investment division provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third-party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by two dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. The Investment division’s financial impact on our consolidated revenue has been immaterial. Although management cannot predict the financial impact of Investment with certainty, management anticipates the Investment division’s impact on noninterest income will remain immaterial for the remainder of 2023.

We conduct our investment advisory business through PWW, which Financial acquired on December 31, 2021. PWW is a Lynchburg, Virginia-based investment advisory firm that has approximately $650 million in assets under management and advisement at the time of the acquisition. PWW operates as a subsidiary of Financial. PWW generates revenue primarily through investment advisory fees. The investment advisory fees will vary based on the value of assets under management. Assets under management may fluctuate due to both client action and fluctuations in the equity and debt markets. Despite the potential for fluctuation, we anticipate that PWW will continue to contribute meaningfully to the Company’s consolidated net income.

The Bank provides insurance and annuity products to Bank customers and others, through the Bank’s Insurance subsidiary. The Bank has three employees that are licensed to sell insurance products through Insurance. Insurance generates minimal revenue and its financial impact on our consolidated revenue has been immaterial. Management anticipates that Insurance’s impact on noninterest income will remain immaterial for the remainder of 2023.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2023 increased by $427,000 to $8,075,000 from $7,648,000 for the same period in 2022, a increase of 5.58%. This increase resulted primarily from increases in personnel expenses, equipment expense, and professional, data processing, and other outside expense. In addition, director’s fees, director’s and officer’s insurance, and bank security expense also increased. The increases were offset in part by a decrease credit expense and other expenses, primarily interest rate lock derivatives. FDIC insurance expense decreased for the three months ended March 31, 2023. However, because of the failure of Silicon Valley Bank and First Republic Bank, we expect our FDIC insurance premiums to increase. Total personnel expense was $4,268,000 for the three month period ended March 31, 2023 as compared to $3,989,000 for the same period in 2022.

Allowance and Provision for Credit Losses

The allowance for credit losses represents an amount that, in our judgment, will be adequate to absorb probable losses expected in the loan portfolio. The provision for credit losses increases the allowance, and loans charged-off, net of recoveries, reduce the allowance. The provision for the allowance for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon two components – specific impairment and general reserves. As discussed below, loans having a risk rating of 7 or below that are significantly past due, and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due as well as all TDRs, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, and loan performance measures. Based on the application of the credit loss calculation, the Bank provided $140,000 to the provision for credit losses as compared with a recovery from the allowance for credit losses of $300,000 in the quarter ended March 31, 2022.

We adopted CECL effective January 1, 2023. The provision for the first quarter 2023 was determined under CECL while the first quarter 2022 was determined under the incurred loss model. As a result of the adoption of CECL, we recorded a net decrease to retained earnings of $1,599,000 as of January 1, 2023 for the cumulative effect of adopting CECL. The change from incurred loss method to CECL impacts the comparability of the allowance between periods.

At March 31, 2023, the allowance for credit losses was 1.23% of total loans outstanding, versus 1.22% and 1.15% of total loans outstanding at December 31, 2022 and March 31, 2022, respectively. The increase in the allowance for credit losses was largely driven by the adoption of CECL. The allowance for credit losses for individually evaluated loans was $0 at both December 31, 2022 and March 31, 2023. As shown in the table below, the total balance in the allowance increased, from $6,259,000 (under the incurred loss method) as of December 31, 2022 to $7,175,000 (under CECL) on March 31, 2023. The increase was primarily due to the adoption of CECL.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for credit losses and constitute a realized loss. We had charged-off loans of $33,000 and $8,000 for the three month periods ended March 31, 2023 and 2022, respectively. While a charged-off loan may subsequently be collected, such recoveries generally are realized over an extended period of time of $104,000 and $263,000 for the three month periods ended March 31, 2023 and 2022, respectively.

No nonaccrual loans were excluded from the individually evaluated loan disclosures at March 31, 2023 and December 31, 2022. If interest on these loans had been accrued, such income cumulatively would have approximated $82,000 and $79,000 on March 31, 2023 and December 31, 2022, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

Income Taxes

For the three months ended March 31, 2023, Financial had an income tax expense of $487,000 as compared to $534,000 for the same quarter in 2022. This represents an effective tax rate of 19.71% for the three months ended March 31, 2023 as compared with 19.98% for the three months ended March 31, 2022. Our effective rate was lower than the statutory corporate tax rate in all periods primarily because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance, and interest earned on tax free municipal bonds.

Net Interest Margin Analysis
Average Balance Sheets
For the Three Months Ended March 31, 2023 and 2022
(dollars in thousands)
	2023			2022
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned
	Sheet	Expense	Paid	Sheet	Expense	/Paid
ASSETS
Loans, including fees (1)(2)	$617,548	$7,384	4.85%	$588,583	$5,877	4.05%
Loans held for sale	2,434	42	7.00%	3,635	28	3.12%
Federal funds sold	29,548	339	4.65%	97,265	37	0.15%
Interest-bearing bank balances	15,578	148	3.85%	18,903	7	0.15%
Securities (3)	224,541	1,182	2.13%	198,551	967	1.98%
Federal agency equities	1,377	8	2.36%	1,208	4	1.34%
CBB equity	116	—	- %	116	—	- %

Total earning assets	891,142	9,103	4.14%	908,261	6,920	3.09%

Allowance for credit losses	(7,531)			(6,964)
Non-earning assets	58,036			76,346

Total assets	$941,647			$977,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	419,609	339	0.33%	450,346	107	0.10%
Savings	126,859	21	0.07%	124,461	19	0.06%
Time deposits	152,582	861	2.29%	141,942	178	0.51%

Total interest bearing deposits	699,050	1,221	0.71%	716,749	304	0.17%

Other borrowed funds
FHLB borrowings	2,489	31	5.05%	—	—	- %
Other borrowings	10,399	99	3.86%	10,940	114	4.23%
Financing leases	3,372	23	2.77%	3,480	25	2.91%
Capital Notes	10,038	82	3.31%	10,033	82	3.31%
Total interest-bearing liabilities	725,348	1,456	0.81%	741,202	525	0.29%

Noninterest bearing deposits	155,850			159,274
Other liabilities	10,937			6,467

Total liabilities	892,135			906,943

Stockholders' equity	49,512			70,700

Total liabilities and
Stockholders’ equity	$941,647			$977,643

Net interest earnings		$7,647			$6,395

Net interest margin	3.48%	2.86%

Interest spread	3.33%	2.80%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

EVirginiaLUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Financial’s management, including Financial’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Financial’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that Financial files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Effective January 1, 2023, Financial adopted the CECL accounting standard. The Company designed new controls and modified existing controls as part of its adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. Except for the change in controls relating to the adoption of the CECL accounting standard, there have been no significant changes during the quarter ended March 31, 2023, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 31, 2023. There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.

(b)Not applicable

(c)The following table provides information about repurchases of common stock by the Company for the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (1)
January 1, 2023 through January 31, 2023 (2)	-	N/A	-	$ 998,000
February 1, 2023 through February 28, 2023 (2)	-	N/A	-	998,000
March 1, 2023 through March 31, 2023 (2)	68,619	$ 11.85	68,619	184,855
Total	68,619	$ 11.85	68,619	$ 184,855

(1)The company repurchased 68,619 shares for an aggregate of $813,135 during the quarter ended March 31, 2023. All purchases were made in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934.

(2)On February 6, 2023, the Company's board of directors approved a stock repurchase plan to purchase up to $998,000 of the Company's common stock. The plan authorizes the Company to make purchases from March 8, 2023 through March 7, 2024, unless extended or sooner terminated. Purchases may be made in open market transactions or privately negotiated transactions, in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

In addition, Financial repurchased an additional 16,700 shares in April 2023. Because those repurchases combined with those set forth in the above table exhausted substantially all of the funds allocated under the plan, the Company's board of directors terminated the stock repurchase plan on April 18, 2023.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2023
31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2023
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, dated May 15, 2023
101

The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Income (unaudited) for the three months ended March 3, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2023 and 2022 (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2023 and 2022 (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three months ended March 31, 2023 and 2022; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.
Date: May 15, 2023	By /S/ Robert R. Chapman III Robert R. Chapman III, President (Principal Executive Officer)
Date: May 15, 2023	By /S/ J. Todd Scruggs J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)