Form 10-Q
period 2023-06-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2023-08-11
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-Q

______________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,543,338 shares of Common Stock, par value $2.14 per share, were outstanding at August 11, 2023.

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2023 unaudited)

	June 30,	December 31,
Assets	2023	2022

Cash and due from banks	$ 22,389	$ 30,025
Federal funds sold	51,140	31,737
Total cash and cash equivalents	73,529	61,762

Securities held-to-maturity, at amortized cost (fair value of $3,172 in 2023 and $3,135 in 2022) net of allowance for credit loss of $0 in 2023	3,630	3,639
Securities available-for-sale, at fair value	186,625	185,787
Restricted stock, at cost	1,357	1,387
Loans, net of allowance for credit losses of $7,586 in 2023 and $6,259 in 2022	610,418	605,366
Loans held for sale	6,160	2,423
Premises and equipment, net	17,561	17,974
Interest receivable	2,525	2,736
Cash value - bank owned life insurance	21,304	19,237
Other real estate owned	500	566
Customer relationship intangibles	7,472	7,845
Goodwill	2,054	2,054
Other assets	17,761	17,795
Total assets	$ 950,896	$ 928,571

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$ 151,261	$ 154,884
NOW, money market and savings	525,765	560,479
Time deposits	190,066	132,775
Total deposits	867,092	848,138

Capital notes, net	10,040	10,037
Other borrowings	10,173	10,457
Interest payable	269	89
Other liabilities	10,590	9,624
Total liabilities	$ 898,164	$ 878,345
Commitments and Contingencies

Stockholders’ equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$ -	$ -
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,543,338 as of June 30, 2023 and 4,628,657 as of December 31, 2022	9,723	9,905
Additional paid-in-capital	35,253	36,068
Retained earnings	33,219	31,034
Accumulated other comprehensive (loss)	(25,463)	(26,781)

See accompanying notes to these consolidated financial statements

Total stockholders’ equity	$ 52,732	$ 50,226

Total liabilities and stockholders’ equity	$ 950,896	$ 928,571

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Interest Income	2023	2022	2023	2022
Loans	$ 7,835	$ 6,174	$ 15,261	$ 12,079
Securities
US Government and agency obligations	321	322	641	580
Mortgage backed securities	406	452	820	759
Municipals - taxable	285	270	567	541
Municipals - tax exempt	19	19	37	37
Dividends	33	27	41	31
Corporates	141	143	284	251
Interest bearing deposits	93	27	241	34
Federal Funds sold	450	164	789	201
Total interest income	9,583	7,598	18,681	14,513

Interest Expense
Deposits
NOW, money market savings	662	115	1,022	241
Time deposits	1,374	146	2,235	324
FHLB borrowings	-	-	31	-
Finance leases	21	24	44	49
Other borrowings	100	108	199	222
Capital notes	81	81	163	163
Total interest expense	2,238	474	3,694	999

Net interest income	7,345	7,124	14,987	13,514

Recovery of credit losses	(254)	(300)	(114)	(600)

Net interest income after recovery of credit losses	7,599	7,424	15,101	14,114

Noninterest income
Gain on sales of loans held for sale	1,153	1,299	2,076	3,203
Service charges, fees and commissions	955	658	1,938	1,250
Wealth management fees	1,042	961	2,048	1,976
Life insurance income	134	112	266	225
Other	160	4	160	11

Total noninterest income	3,444	3,034	6,488	6,665

Noninterest expenses
Salaries and employee benefits	4,345	4,533	8,613	8,522
Occupancy	459	432	931	903
Equipment	636	617	1,312	1,223
Supplies	133	122	281	264
Professional, data processing, and other outside expense	1,412	871	2,783	1,925
Marketing	285	247	479	439
Credit expense	209	259	405	521
Other real estate expenses, net	7	6	33	12

See accompanying notes to these consolidated financial statements

FDIC insurance expense	91	131	195	261
Amortization of intangibles	234	140	373	280
Other	65	234	546	890
Total noninterest expenses	7,876	7,592	15,951	15,240

Income before income taxes	3,167	2,866	5,638	5,539

Income tax expense	633	574	1,120	1,108

Net Income	$ 2,534	$ 2,292	$ 4,518	$ 4,431

Weighted average shares outstanding - basic and diluted	4,545,173	4,740,657	4,581,726	4,740,657

Earnings per common share - basic and diluted	$ 0.56	$ 0.48	$ 0.99	$ 0.93

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(dollar amounts in thousands) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Net Income	$ 2,534	$ 2,292	$ 4,518	$ 4,431
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	(1,602)	(11,671)	1,668	(25,162)
Tax effect	337	2,450	(350)	5,284
Other comprehensive income (loss), net of tax	(1,265)	(9,221)	1,318	(19,878)

Comprehensive income (loss)	$ 1,269	$ (6,929)	$ 5,836	$ (15,447)

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollar amounts in thousands) (unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net Income	$ 4,518	$ 4,431

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	723	631
Net amortization and accretion of premiums and discounts on securities	204	237
Amortization of debt issuance costs	3	4
(Gain) on sales of loans held for sale	(2,076)	(3,203)
Proceeds from sales of loans held for sale	80,434	123,182
Origination of loans held for sale	(82,095)	(122,811)
Recovery of credit losses	(114)	(600)
Impairment of other real estate owned	26	-
Amortization of intangibles	373	280
Bank owned life insurance income	(266)	(225)
Decrease (increase) in interest receivable	211	(251)
(Increase) in other assets	(574)	(649)
Increase (decrease) in interest payable	180	(9)
Increase in other liabilities	1,049	110

Net cash provided by operating activities	$ 2,596	$ 1,127

Cash flows from investing activities
Purchases of securities available-for-sale	$ (4,206)	$ (71,580)
Proceeds from maturities, calls and paydowns of securities available-for-sale	4,843	6,027
Purchases of bank owned life insurance	(1,800)	-
Sale (purchase) of Federal Home Loan Bank stock	30	(63)
Proceeds from sale of other real estate owned	40	-
Origination of loans, net of principal collected	(6,183)	(30,563)
Purchases of premises and equipment	(310)	(432)

Net cash (used in) investing activities	$ (7,586)	$ (96,611)

Cash flows from financing activities
Net increase (decrease) in deposits	$ 18,954	$ (11,710)
Principal payments on finance lease obligations	(182)	(177)
Principal payments on other borrowings	(284)	(264)
Repurchase of common stock	(997)	-
Dividends paid to common stockholders	(734)	(664)

Net cash provided by (used in) financing activities	$ 16,757	$ (12,815)

Increase (decrease) in cash and cash equivalents	11,767	(108,299)

Cash and cash equivalents at beginning of period	$ 61,762	$ 183,153

Cash and cash equivalents at end of period	$ 73,529	$ 74,854

Supplemental schedule of noncash investing and financing activities
Noncash transactions
Fair value adjustment for securities available-for-sale	$ (1,668)	$ (25,162)

Supplemental disclosures of cash flow information
Cash transactions

See accompanying notes to these consolidated financial statements

Cash paid for interest	$ 3,514	$ 1,008
Cash paid for income taxes	840	900

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2023 and 2022

(dollars in thousands, except per share amounts) (unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	(Loss)	Total
Balance at December 31, 2021	4,740,657	$ 10,145	$ 37,230	$ 23,440	$ (1,386)	$ 69,429

Net Income	-	-	-	2,139	-	2,139

Dividends paid on common stock ($0.07 per share)	-	-	-	(332)	-	(332)

Other comprehensive (loss)	-	-	-	-	(10,657)	(10,657)

Balance at March 31, 2022	4,740,657	$ 10,145	$ 37,230	$ 25,247	$ (12,043)	$ 60,579

Net Income	-	-	-	2,292	-	2,292

Dividends paid on common stock ($0.07 per share)	-	-	-	(332)	-	(332)

Other comprehensive (loss)	-	-	-	-	(9,221)	(9,221)

Balance at June 30, 2022	4,740,657	$ 10,145	$ 37,230	$ 27,207	$ (21,264)	$ 53,318

Balance at December 31, 2022	4,628,657	$ 9,905	$ 36,068	$ 31,034	$ (26,781)	$ 50,226

Net Income	-	-	-	1,984	-	1,984

Dividends paid on common stock ($0.08 per share)	-	-	-	(370)	-	(370)

Repurchase of common stock	(68,619)	(147)	(666)	-	-	(813)

Adoption of ASU 2016-13	-	-	-	(1,599)	-	(1,599)

Other comprehensive income	-	-	-	-	2,583	2,583

Balance at March 31, 2023	4,560,038	$ 9,758	$ 35,402	$ 31,049	$ (24,198)	$ 52,011

Net Income	-	-	-	2,534	-	2,534

Dividends paid on common stock ($0.08 per share)	-	-	-	(364)	-	(364)

See accompanying notes to these consolidated financial statements

Repurchase of common stock	(16,700)	(35)	(149)	-	-	(184)

Other comprehensive (loss)	-	-	-	-	(1,265)	(1,265)

Balance at June 30, 2023	4,543,338	$ 9,723	$ 35,253	$ 33,219	$ (25,463)	$ 52,732

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

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2022. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2022 included in Financial’s Annual Report on Form 10-K. Results for the three and six month periods ended June 30, 2023 is not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

The Company’s significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the audited financial statements and notes for the year ended December 31, 2022 and are contained in the Company’s 2022 Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2022, except for the following:

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

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. At adoption, the after

Note 2 – Use of Estimates (continued)

tax impact to retained earnings was an approximate reduction of $1.6 million based on our evaluation as of that date. This adjustment consisted of increases to the allowance for credit losses on loans, as well as the Company’s allowance for unfunded loan commitments.

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

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit losses in the Consolidated Statements of Income. The Company did not have an allowance for credit losses on held-to-maturity securities as of June 30, 2023 or upon adoption of ASC 326.

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

Changes in the allowance for credit loss are recorded as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2023, there was no allowance for credit loss related to the available-for-sale portfolio.

As set forth under “Interest receivable” on the Company’s Consolidated Balance Sheets, accrued interest receivable on available-for-sale securities totaled approximately $1.02 million at June 30, 2023 and was excluded from the estimate of credit losses.

Note 2 – Use of Estimates (continued)

Allowance for Credit Losses - Loans

The allowance for loan credit losses represents an amount which, in management’s judgment, is adequate to absorb the lifetime expected losses that may be sustained on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions, and prepayment experience. The allowance for loan credit losses is measured and recorded upon the initial recognition of a financial asset. The allowance for loan credit losses is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision for (or recovery of) credit losses, which is recorded in the Consolidated Statements of Income.

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

Loans that do not share risk characteristics are evaluated on an individual basis. The Company designates individually evaluated loans on nonaccrual status as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk and loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under CECL, for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

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

Accrued Interest Receivable

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the allowance for credit losses for both loans and held-to-maturity securities, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest totaled approximately $1.49 million on loans and $16 thousand on held-to-maturity securities at June 30, 2023, and is included in “Interest Receivable” on the Company’s Consolidated Balance Sheets.

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

Note 3 – Earnings Per Common Share (EPS)

The following is a summary of the earnings per share calculation for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net income	$ 2,534,000	$ 2,292,000	$ 4,518,000	$ 4,431,000

Weighted average number of shares outstanding - basic and diluted	4,545,173	4,740,657	4,581,726	4,740,657

Earnings per common share - basic and diluted	$ 0.56	$ 0.48	$ 0.99	$ 0.93

In 2022, all restricted stock units (RSUs) were excluded from calculating diluted earnings per share as the Company elected to settle units vesting in 2022 wholly in cash. There are currently no outstanding RSUs as of June 30, 2023. There were no potentially dilutive shares outstanding in 2023 and 2022. Consequently, the weighted average shares and weighted average diluted shares were identical.

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

The total expense recognized for the three and six months ended June 30, 2023 and 2022 in connection with the restricted stock unit awards was $0. At June 30, 2023, there is no further unrecognized stock-based compensation expense related to the restricted stock units granted on January 2, 2019 as all units have vested and have been settled.

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

The below tables summarize the Company’s financial assets that were measured at fair value on a recurring basis during the period.

		Carrying Value at June 30, 2023 (in thousands)
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Balance as of	Markets for	Observable	Inputs
	June 30,	Identical Assets	Inputs	(Level 3)
Description	2023	(Level 1)	(Level 2)
US Treasuries	$4,822	$—	$4,822	$—
US agency obligations	60,352	—	60,352	—
Mortgage-backed securities	65,970	—	65,970	—
Municipals	39,929	—	39,929	—
Corporates	15,552	—	15,552	—

Total available-for-sale securities	$186,625	$—	$186,625	$—
IRLCs - asset	99	—	—	99
Total assets at fair value	$186,724	$—	$186,625	$99

		Carrying Value at December 31, 2022 (in thousands)
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Balance as of	Markets for	Observable	Inputs
	December 31,	Identical Assets	Inputs	(Level 3)
Description	2022	(Level 1)	(Level 2)
US Treasuries	$4,741	$—	$4,741	$—
US agency obligations	59,273	—	59,273	—
Mortgage-backed securities	67,842	—	67,842	—
Municipals	37,855	—	37,855	—
Corporates	16,076	—	16,076	—

Total available-for-sale securities	$185,787	$—	$185,787	$—
IRLCs – asset	91	—	—	91
Total assets at fair value	$185,878	$—	$185,787	$91

Note 5 – Fair Value Measurements (continued)

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2023
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
IRLCs – asset	$99	Market approach	Range of pull through rate	70% - 100% (85%)

(1)    Weighted based on the relative value of the instruments

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2022
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
IRLCs - asset	$91	Market approach	Range of pull through rate	70% - 100% (85%)

(1)    Weighted based on the relative value of the instruments

Fair Value on a Non-recurring Basis

Collateral Dependent Loans with an ACLL

In accordance with ASC 326, we may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice. As of June 30, 2023, we had no collateral dependent loans with an ACLL.

Loans held for sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended June 30, 2023. Gains and losses on the sale of loans are recorded within gains on sales of loans held for sale on the Consolidated Statements of Income.

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

Note 5 – Fair Value Measurements (continued)

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

The following table summarizes the Company’s collateral dependent loans and OREO measured at fair value on a nonrecurring basis during the period (in thousands):

		Carrying Value at June 30, 2023
Description	Balance as of June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	500	—	—	500

		Carrying Value at December 31, 2022
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans*	$854	$—	$—	$854
Other real estate owned	566	—	—	566

* Includes loans charged down to the net realizable value of the collateral.

The following table sets forth information regarding the quantitative inputs used to value assets classified as Level 3:

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2023
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets

OREO	500	Discounted appraised value	Selling cost	10%
			Discount for lack of marketability and age of appraisal	5%

(1)Weighted based on the relative value of the instruments.

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2022
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
Impaired loans	$854	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)

OREO	566	Discounted appraised value	Selling cost	10%
			Discount for lack of marketability and age of appraisal	0% - 27% (26%)

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

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments and their placement in the fair value hierarchy at June 30, 2023 and December 31, 2022 was as follows (in thousands):

		Fair Value Measurements at June 30, 2023 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$ 22,389	$ 22,389	$ -	$ -	$ 22,389
Federal funds sold	51,140	51,140	-	-	51,140
Securities
Available-for-sale	186,625	-	186,625	-	186,625
Held-to-maturity, net	3,630	-	3,172	-	3,172
Restricted stock	1,357	-	1,357	-	1,357
Loans, net (1)	610,418	-	-	568,989	568,989
Loans held for sale	6,160	-	6,160	-	6,160
Interest receivable	2,525	-	2,525	-	2,525
BOLI	21,304	-	21,304	-	21,304
Derivatives - IRLCs	99	-	-	99	99

Liabilities
Deposits	$ 867,092	$ -	$ 872,732	$ -	872,732
Capital notes	10,040	-	9,322	-	9,322
Other borrowings	10,173	-	9,630	-	9,630
Interest payable	269	-	269	-	269

		Fair Value Measurements at December 31, 2022 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	30,025	$ 30,025	$ -	$ -	$ 30,025
Federal funds sold	31,737	31,737	-	-	31,737
Securities
Available-for-sale	185,787	-	185,787	-	185,787
Held-to-maturity	3,639	-	3,135	-	3,135
Restricted stock	1,387	-	1,387	-	1,387
Loans, net (1)	605,366	-	—	564,802	564,802
Loans held for sale	2,423	-	2,423	-	2,423
Interest receivable	2,736	-	2,736	-	2,736
BOLI	19,237	-	19,237	-	19,237
Derivatives - IRLCs	91	-	—	91	91

Liabilities
Deposits	$ 848,138	$ -	$ 850,102	$ -	$ 850,102
Capital notes	10,037	-	9,200	-	9,200
Other borrowings	10,457	-	9,438	-	9,438
Interest payable	89	-	89	-	89

(1) Carrying amount is net of unearned income and the Allowance.

Note 6 – Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$3,630	$—	$(458)	$3,172

Available-for-sale
U.S. Treasuries	$4,949	$—	$(127)	$4,822
U.S. agency obligations	69,660	—	(9,308)	60,352
Mortgage-backed securities	76,806	—	(10,836)	65,970
Municipals	50,912	—	(10,983)	39,929
Corporates	16,530	—	(978)	15,552

	$218,857	$—	$(32,232)	$186,625

	December 31, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$3,639	$—	$(504)	$3,135

Available-for-sale
U.S. Treasuries	$4,912	$—	$(171)	$4,741
U.S. agency obligations	68,833	—	(9,560)	59,273
Mortgage-backed securities	78,955	—	(11,113)	67,842
Municipals	49,951	—	(12,096)	37,855
Corporates	17,037	—	(961)	16,076

	$219,688	$—	$(33,901)	$185,787

Note 6 – Securities (continued)

The following tables summarize the fair value of securities available for sale as of June 30, 2023 and securities available for sale and held-to- maturity as of December 31, 2022 and the corresponding amounts of unrealized losses. Management uses the valuation as of month-end in determining when securities are in an unrealized loss position (amounts in thousands):

June 30, 2023	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$—	$—	$4,822	$127	$4,822	$127
U.S. agency obligations	2,011	108	58,341	9,200	60,352	9,308
Mortgage-backed securities	1,538	24	64,432	10,812	65,970	10,836
Municipals	2,220	99	37,709	10,884	39,929	10,983
Corporates	—	—	7,552	978	7,552	978

Total temporarily impaired securities	$5,769	$231	$172,856	$32,001	$178,625	$32,232

December 31, 2022	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
U.S. agency obligations	$3,135	$504	$—	$—	$3,135	$504

Available-for-sale
U.S. Treasuries	4,741	171	—	—	4,741	171
U.S. agency obligations	27,708	2,838	31,565	6,722	59,273	9,560
Mortgage-backed securities	42,024	5,656	25,818	5,457	67,842	11,113
Municipals	10,847	2,245	27,008	9,851	37,855	12,096
Corporates	6,568	469	1,508	492	8,076	961

Total temporarily impaired securities	$95,023	$11,883	$85,899	$22,522	$180,922	$34,405

As of June 30, 2023, the Bank owned 119 securities in an unrealized loss position. Of the securities, 48 were S&P rated AAA, 63 were rated AA, six were rated A, one was rated BBB, and one was non-rated. As of June 30, 2023, 53 of these securities were municipal issues, 57 were backed by the US government, and 9 were issues of publicly traded domestic corporations.

The Company has evaluated available for sale securities in an unrealized loss position for credit related impairment at June 30, 2023 and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuers to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments before recovery of its amortized cost basis, nor is it likely that management will be required to sell the securities. As such, there was not an allowance for credit losses on available-for-sale securities at June 30, 2023.

The Company’s held-to-maturity portfolio is covered by the explicit or implied guarantee of the United States government or one of its agencies and rated investment grade or higher. As a result, the Company did not have an allowance for credit losses on held-to-maturity securities as of June 30, 2023 or upon adoption of ASC 326.

All held-to-maturity and available for sale securities were current with no securities past due or on nonaccrual as of June 30, 2023.

Note 6 – Securities (continued)

There were no sales of available-for-sale securities during the three and six months ended June 30, 2023 and 2022.

The amortized costs and fair values of securities at June 30, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2023
	Amortized
	Costs	Fair Value
Held-to-maturity:
Due in one year or less	$ -	$ -
Due after one year through five years	-	-
Due after five years through ten years	2,422	2,153
Due after ten years	1,208	1,019

Total securities Held-to-maturity	$ 3,630	$ 3,172

	Amortized
	Costs	Fair Value
Available-for-sale:
Due in one year or less	$ 6,934	$ 6,801
Due after one year through five years	42,787	38,693
Due after five years through ten years	65,963	56,994
Due after ten years	103,173	84,137

Total securities Available-for-sale	$ 218,857	$ 186,625

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

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three and six months ended June 30, 2023 and 2022 was as follows (dollars in thousands):

Note 7 – Business Segments (continued)

Business Segments			Investment
	Community		Advisory
	Banking	Mortgage	Services	Total
For the three months ended June 30, 2023
Net interest income	$ 7,345	$ -	$ -	$ 7,345
Recovery of credit losses	(254)	-	-	(254)
Net interest income after recovery of credit losses	7,599	-	-	7,599
Noninterest income	1,249	1,153	1,042	3,444
Noninterest expenses	6,362	876	638	7,876
Income before income taxes	2,486	277	404	3,167
Income tax expense	490	58	85	633
Net income	$ 1,996	$ 219	$ 319	$ 2,534
Total assets	$ 933,117	$ 6,711	$ 11,068	$ 950,896

For the three months ended June 30, 2022
Net interest income	$ 7,124	$ -	$ -	$ 7,124
Recovery of credit losses	(300)	-	-	(300)
Net interest income after recovery of credit losses	7,424	-	-	7,424
Noninterest income	774	1,299	961	3,034
Noninterest expenses	5,874	1,159	559	7,592
Income before income taxes	2,324	140	402	2,866
Income tax expense	459	30	85	574
Net income	$ 1,865	$ 110	$ 317	$ 2,292
Total assets	$ 941,294	$ 5,141	$ 13,142	$ 959,577

			Investment
	Community		Advisory
	Banking	Mortgage	Services	Total
For the six months ended June 30, 2023
Net interest income	$ 14,987	$ -	$ -	$ 14,987
Recovery of credit losses	(114)	-	-	(114)
Net interest income after recovery of credit losses	15,101	-	-	15,101
Noninterest income	2,364	2,076	2,048	6,488
Noninterest expenses	13,090	1,632	1,229	15,951
Income before income taxes	4,375	444	819	5,638
Income tax expense	855	93	172	1,120
Net income	$ 3,520	$ 351	$ 647	$ 4,518
Total assets	$ 933,117	$ 6,711	$ 11,068	$ 950,896

For the six months ended June 30, 2022
Net interest income	$ 13,514	$ -	$ -	$ 13,514
Recovery of credit losses	(600)	-	-	(600)
Net interest income after recovery of credit losses	14,114	-	-	14,114
Noninterest income	1,486	3,203	1,976	6,665
Noninterest expenses	11,501	2,609	1,130	15,240
Income before income taxes	4,099	594	846	5,539
Income tax expense	805	125	178	1,108
Net income	$ 3,294	$ 469	$ 668	$ 4,431
Total assets	$ 941,294	$ 5,141	$ 13,142	$ 959,577

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

The Company’s primary portfolio segments have changed to align with the methodology applied in estimating the allowance for credit losses under CECL and are reflected as such in the disclosures as of and for the period ended June 30, 2023 as provided below.

Previously, management’s established methodology used to determine the adequacy of the allowance for credit losses that assessed the risks and losses expected in the loan portfolio. For purposes of determining the allowance for credit losses prior to the adoption of CECL, the Bank segmented certain loans in the portfolio by product type. Within these segments, the Bank sub-segmented its portfolio into classes, based on the associated risks. The classifications set forth below for December 31, 2022 and prior periods do not correspond directly to the classifications set forth in the call report (Form FFIEC 041). Management determined that after the adoption of CECL, the classifications set forth below were more appropriate for use in identifying and managing risk in the loan portfolio.

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
Residential Consumer Construction/Land

Note 8 – Loans, allowance for credit losses and OREO (continued)

A summary of loans, net (1) is as follows (dollars in thousands):

As of
June 30, 2023
Commercial	$ 69,886
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	130,081
Commercial Mortgages-Non-Owner Occupied	180,236
Commercial Construction/Land	22,430
Consumer
Consumer Open-End	53,549
Consumer Closed-End	26,493
Residential:
Residential Mortgages	103,373
Residential Consumer Construction/Land	31,956

Total loans	$ 618,004

Less allowance for credit losses	7,586

Net loans	$ 610,418

As of
December 31, 2022
Commercial	$ 95,885
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	135,189
Commercial Mortgages-Non-Owner Occupied	206,701
Commercial Construction	12,135
Consumer
Consumer Unsecured	2,828
Consumer Secured	95,131
Residential:
Residential Mortgages	43,049
Residential Consumer Construction	20,707

Total loans	$ 611,625

Less allowance for credit losses	6,259

Net loans	$ 605,366

(1)Includes net deferred costs of $1,004 and $1,114 as of June 30, 2023 and December 31, 2022, respectively.

Note 8 – Loans, allowance for credit losses and OREO (continued)

The following table presents the amortized cost basis of collateral dependent loans by loan segment:

Collateral Dependent Loans	June 30, 2023
(dollars in thousands)	Business/Other Assets	Real Estate
Commercial	$ 334	$ -
Commercial Real Estate	-	3,791
Consumer	-	332
Residential	-	1,117
Total	$ 334	$ 5,240

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

Note 8 – Loans, allowance for credit losses and OREO (continued)

The following tables present the activity in the allowance for credit losses for the year-to-date periods ended and the distribution of the allowance by segment as of June 30, 2023 and December 31, 2022.

	Allowance for Credit Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Six Months Ended June 30, 2023

		Commercial
2023	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:

Beginning Balance, December 31, 2022	$ 1,102	$ 2,902	$ 904	$ 1,351	$ 6,259
Adoption of ASU 2016-13	(526)	1,157	257	357	1,245
Charge-Offs	(17)	-	(32)	(3)	(52)
Recoveries	48	90	39	15	192
Provision (Recovery of)	(36)	(97)	(7)	82	(58)
Ending Balance, June 30, 2023	571	4,052	1,161	1,802	7,586

Ending Balance: Individually evaluated	-	-	-	-	-

Ending Balance: Collectively evaluated	571	4,052	1,161	1,802	7,586

Totals:	$ 571	$ 4,052	$ 1,161	$ 1,802	$ 7,586

Financing Receivables:
Ending Balance: Individually evaluated	$ 334	$ 3,791	$ 332	$ 1,117	$ 5,574

Ending Balance: Collectively evaluated	69,552	328,956	79,710	134,212	612,430

Totals:	$ 69,886	$ 332,747	$ 80,042	$ 135,329	$ 618,004

Note 8 – Loans, allowance for credit losses and OREO (continued)

	As of and For the Year Ended December 31, 2022

		Commercial
2022	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:

Beginning Balance	$ 1,471	$ 3,637	$ 860	$ 947	$ 6,915
Charge-Offs	-	(137)	(25)	-	(162)
Recoveries	104	212	18	72	406
Provision (Recovery of)	(473)	(810)	51	332	(900)
Ending Balance	1,102	2,902	904	1,351	6,259

Ending Balance: Individually evaluated for impairment	-	-	-	-	-

Ending Balance: Collectively evaluated for impairment	1,102	2,902	904	1,351	6,259

Totals:	$ 1,102	$ 2,902	$ 904	$ 1,351	$ 6,259

Financing Receivables:
Ending Balance: Individually evaluated for impairment	$ -	$ 1,072	$ 249	$ 1,345	$ 2,666

Ending Balance: Collectively evaluated for impairment	95,885	352,953	97,710	62,411	608,959

Totals:	$ 95,885	$ 354,025	$ 97,959	$ 63,756	$ 611,625

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

Note 8 – Loans, allowance for credit losses and OREO (continued)

The table below details the amortized cost of the classes of loans by credit quality indicator and year of origination as of June 30, 2023.

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total	Revolving Loans Converted to Term
Commercial:
Risk Rating
Pass	$ 5,370	$ 6,174	$ 10,161	$ 7,659	$ 3,146	$ 19,943	$ 16,884	$ 69,337	$ 112
Special Mention	-	-	-	139	-	-	-	139	-
Substandard	-	20	240	-	8	142	-	410	184
Total	$ 5,370	$ 6,194	$ 10,401	$ 7,798	$ 3,154	$ 20,085	$ 16,884	$ 69,886	$ 296

Commercial Real Estate:
Commercial Mort. - Owner Occupied
Risk Rating
Pass	$ 6,136	$ 21,936	$ 46,976	$ 8,371	$ 9,275	$ 33,236	$ 1,479	$ 127,409	$ 162
Special Mention	-	-	-	-	-	469	-	469	-
Substandard	-	212	-	46	296	1,649	-	2,203	-
Total	$ 6,136	$ 22,148	$ 46,976	$ 8,417	$ 9,571	$ 35,354	$ 1,479	$ 130,081	$ 162

Commercial Mort. - Non-Owner Occupied
Risk Rating
Pass	$ 12,718	$ 53,937	$ 35,968	$ 10,477	$ 4,533	$ 55,206	$ 6,223	$ 179,062	$ -
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	1,174	-	-	1,174	-
Total	$ 12,718	$ 53,937	$ 35,968	$ 10,477	$ 5,707	$ 55,206	$ 6,223	$ 180,236	$ -

Commercial Construction/Land
Risk Rating
Pass	$ 562	$ 4,688	$ 10,017	$ 2,327	$ 643	$ 2,468	$ 1,310	$ 22,015	$ -
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	415	-	-	-	-	415	-
Total	$ 562	$ 4,688	$ 10,432	$ 2,327	$ 643	$ 2,468	$ 1,310	$ 22,430	$ -

Consumer:
Consumer - Open-End
Risk Rating
Pass	$ -	$ -	$ -	$ -	$ -	$ -	$ 53,308	$ 53,308	$ 929
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	241	241	-
Total	$ -	$ -	$ -	$ -	$ -	$ -	$ 53,549	$ 53,549	$ 929

Consumer - Closed-End
Risk Rating
Pass	$ 3,232	$ 12,323	$ 738	$ 596	$ 8,599	$ 836	$ -	$ 26,324	$ -
Special Mention	-	-	-	17	-	-	-	17	-
Substandard	-	-	-	-	32	120	-	152	-
Total	$ 3,232	$ 12,323	$ 738	$ 613	$ 8,631	$ 956	$ -	$ 26,493	$ -

Residential:
Residential Mortgages
Risk Rating
Pass	$ 18,821	$ 25,773	$ 10,452	$ 9,708	$ 8,214	$ 27,197	$ -	$ 100,165	$ -
Special Mention	-	-	-	-	-	1,743	-	1,743	-
Substandard	-	-	-	105	58	1,302	-	1,465	-
Total	$ 18,821	$ 25,773	$ 10,452	$ 9,813	$ 8,272	$ 30,242	$ -	$ 103,373	$ -

Residential Consumer Constr./Land
Risk Rating
Pass	$ 4,374	$ 12,086	$ 7,759	$ 2,678	$ 2,221	$ 2,838	$ -	$ 31,956	$ -
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total	$ 4,374	$ 12,086	$ 7,759	$ 2,678	$ 2,221	$ 2,838	$ -	$ 31,956	$ -

Totals:
Risk Rating
Pass	$ 51,213	$ 136,917	$ 122,071	$ 41,816	$ 36,631	$ 141,724	$ 79,204	$ 609,576	$ 1,203
Special Mention	-	-	-	156	-	2,212	-	2,368	-
Substandard	-	232	655	151	1,568	3,213	241	6,060	184
Total	$ 51,213	$ 137,149	$ 122,726	$ 42,123	$ 38,199	$ 147,149	$ 79,445	$ 618,004	$ 1,387

Note 8 – Loans, allowance for credit losses and OREO (continued)

The following table details the current period gross charge-offs of loans by year of origination as of June 30, 2023

Current Period Gross Charge-Offs by Origination Year (in thousands)

	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total	Revolving Loans Converted to Term
Commercial	$ -	$ -	$ -	$ 17	$ -	$ 1	$ -	$ 18	$ -
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Construction/Land	-	-	-	-	-	-	-	-	-
Consumer:
Consumer Open-End	-	-	-	-	-	7	6	13	-
Consumer Closed-End	-	-	18	-	-	-	-	18	-
Residential:
Residential Mortgages	-	-	-	-	-	3	-	3	-
Residential Consumer Construction/Land	-	-	-	-	-	-	-	-	-

Total	$ -	$ -	$ 18	$ 17	$ -	$ 11	$ 6	$ 52	$ -

Note 8 – Loans, allowance for credit losses and OREO (continued)

The following tables present credit quality information by class of loans as of December 31, 2022.

Credit Quality Information - by Class
December 31, 2022
2022	Pass	Monitor	Special	Substandard	Doubtful	Totals
			Mention
Commercial	$89,889	$4,418	$1,465	$113	$—	$95,885
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	132,686	1,931	—	572	—	135,189
Commercial Mortgages-Non-Owner Occupied	204,810	—	1,182	709	—	206,701
Commercial Construction	12,126	9	—	—	—	12,135
Consumer
Consumer Unsecured	2,809	—	19	—	—	2,828
Consumer Secured	94,788	—	—	343	—	95,131
Residential:
Residential Mortgages	41,591	—	—	1,458	—	43,049
Residential Consumer Construction	19,178	1,529	—	—	—	20,707

Totals	$597,877	$7,887	$2,666	$3,195	$—	$611,625

Loans on Non-Accrual Status

(dollars in thousands)

	CECL			Incurred Loss
	June 30, 2023			December 31, 2022
	Nonaccrual Loans			Nonaccrual Loans
	With No Allowance	With an Allowance	Total
Commercial Real Estate:
Commercial Mortgages-Non-Owner Occupied	$ -	$ -	$ -	$ 518
Commercial Construction/Land	415	-	415	-
Consumer
Consumer Open-End	-	-	-	-
Consumer Closed-End	-	-	-	20
Residential:
Residential Mortgages	-	-	-	95
Total	$ 415	$ -	$ 415	$ 633

Note 8 – Loans, allowance for credit losses and OREO (continued)

The following tables present an aging analysis of the loan portfolio by class and past due as of June 30, 2023 and December 31, 2022.

Age Analysis of Past Due Loans as of June 30, 2023
							Recorded
			Greater				Investment
2023	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$—	$—	$—	$—	$69,886	$69,886	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	—	—	—	—	130,081	130,081	—
Commercial Mortgages-Non-Owner Occupied	—	—	—	—	180,236	180,236	—
Commercial Construction/Land	—	—	—	—	22,430	22,430	—
Consumer:
Consumer Open-End	43	—	—	43	53,506	53,549	—
Consumer Closed-End	63	—	—	63	26,430	26,493	—
Residential:
Residential Mortgages	152	—	—	152	103,221	103,373	—
Residential Consumer Construction/Land	—	—	—	—	31,956	31,956	—
Total	$258	$—	$—	$258	$617,746	$618,004	$—

Age Analysis of Past Due Loans as of December 31, 2022

2022			Greater				Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$52	$194	$—	$246	$95,639	$95,885	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	—	—	—	—	135,189	135,189	—
Commercial Mortgages-Non-Owner Occupied	55	—	—	55	206,646	206,701	—
Commercial Construction	—	397	—	397	11,738	12,135	—
Consumer:
Consumer Unsecured	15	—	—	15	2,813	2,828	—
Consumer Secured	62	—	13	75	95,056	95,131	—
Residential:
Residential Mortgages	139	—	95	234	42,815	43,049	—
Residential Consumer Construction	—	—	—	—	20,707	20,707	—
Total	$323	$591	$108	$1,022	$610,603	$611,625	$—

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

There were no loan modifications to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023.

Troubled Debt Restructurings (TDR)

There were no loan modifications that would have been classified as TDRs during the three and six months ended June 30, 2022.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three and six months ended June 30, 2022.

The Company adopted ASU 2022-02 on January 1, 2023, which eliminated the accounting guidance for TDRs.

ACL on Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $723,000 at June 30, 2023, is separately classified within Other Liabilities on the Consolidated Balance Sheets.

The following table presents the balance and activity in the ACL for unfunded commitments for the six months ended June 30, 2023:

Allowance for Credit Losses on Unfunded Commitments
Balance, December 31, 2022	$ -
Adoption of ASU 2016-13	779
Recovery of credit losses	(56)
Balance June 30, 2023	$ 723

Note 8 – Loans, allowance for credit losses and OREO (continued)

Other Real Estate Owned

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank which was acquired through purchase at foreclosure or from the borrower through a deed in lieu of foreclosure. OREO decreased to $500 on June 30, 2023 from $566 on December 31, 2022. The decrease was a result of the sale of one OREO property for $40 and the write-down of another property by $26. The following table represents the changes in OREO balance during the six months ended June 30, 2023 and year ended December 31, 2022.

OREO Changes

(dollars in thousands)

	Six Months Ended Year Ended
	June 30, 2023	December 31, 2022
Balance at the beginning of the year (net)	$566	$761
Transfers from loans	—	—
Capitalized costs	—	—
Valuation adjustments	(26)	(195)
Sales proceeds	(40)	—
Loss on disposition	—	—
Balance at the end of the period (net)	$500	$566

At June 30, 2023 and December 31, 2022, the Company had no consumer mortgage loans secured by residential real estate for which foreclosure was in process. The Company held no residential real estate properties in other real estate owned as of June 30, 2023 and December 31, 2022.

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

On December 31, 2021, Financial completed its acquisition of all the outstanding shares of Pettyjohn, Wood & White, Inc. (“PWW”), a Lynchburg, Virginia-based investment advisory firm with approximately $650 million in assets under management and advisement at the time of the acquisition. The acquisition was undertaken to enhance Financial’s service line offerings as well as augment its noninterest income streams. Following the acquisition, PWW operates as a subsidiary of Financial. The transaction was accounted for using the acquisition method of accounting, and accordingly, assets acquired, liabilities assumed, and consideration transferred were recorded at their estimated fair values on the acquisition date. The fair values were subject to refinement for up to one year after the closing date of the acquisition.

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

In accordance with the acquisition agreement, a working capital adjustment was paid in 2022 totaling approximately $818 thousand to the former owners of PWW. As such, Financial adjusted the total consideration transferred by increasing its investment in PWW by the amount of cash paid and also recorded a corresponding increase to the balance of goodwill. Additionally, in 2022, it was determined a valid IRC 338(h)(10) election was filed, which in effect, will treat the acquisition of PWW’s outstanding shares as an asset acquisition for tax purposes. The balance of goodwill was reduced by $1.8 million with a corresponding increase to deferred income taxes (included in the other assets caption) to appropriately reflect this determination. The adjusted balance of goodwill of $2.1 million is expected to be deductible for income tax purposes.

Note 11 – Recent accounting pronouncements and other authoritative guidance

In July 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718)”. This ASU amends the FASB Accounting Standards Codification for SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. ASU 2023-03 is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2023-03 to have a material impact on its consolidated financial statements.

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

To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The ASU is effective for all entities upon issuance. The Company is assessing ASU 2022-06 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

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

•Real property located at 19792 Main Street, Buchanan, Virginia. On August 7, 2023, the Bank purchased real property located at 19792 Main Street, Buchanan, Virginia. The building on the property previously served as a bank branch for another financial institution. The Bank anticipates that the cost to upfit the building will be modest. Subject to regulatory approval, the Bank anticipates opening a branch at this location prior to the end of 2023.

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

June 30, 2023
(in thousands)
Commitments to extend credit	$180,092
Letters of Credit	3,538
Total	$183,630

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of June 30, 2023 and December 31, 2022 and the results of operations of Financial for the three and six month periods ended June 30, 2023 and 2022. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

June 30, 2023 as Compared to December 31, 2022

Total assets were $950,896,000 on June 30, 2023 compared with $928,571,000 at December 31, 2022, an increase of 2.4%. The increase in total assets was primarily due to increases in cash and cash equivalents, loans net of allowance, loans held for sale and to a lesser extent, increases in securities available-for-sale and the cash value of bank-owned life insurance.

Total deposits increased from $848,138,000 as of December 31, 2022 to $867,092,000 on June 30, 2023, an increase of 2.23%. The increase resulted in large part from increases in time deposits and was offset in part by a decrease in noninterest bearing demand deposits and NOW, money market and savings deposits.

Total loans, excluding loans held for sale, increased to $618,004,000 on June 30, 2023 from $611,625,000 on December 31, 2022. As discussed in more detail in Note 8, we have changed the classification of our loans to align with the methodology applied in estimating the allowance for credit losses under the newly-adopted current expected credit loss methodology (CECL). Because of this change, it is difficult to compare prior periods with the new segmentation dictated by CECL. Generally, however, our loan growth was due to increases in the residential segment. Loans, excluding loans held for sale and net of deferred fees and costs and the allowance for credit losses, increased to $610,418,000 on June 30, 2023 from $605,366,000 on December 31, 2022, an increase of 0.83%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	June 30, 2023		December 31, 2022
	Amount	Percentage (%)	Amount	Percentage (%)
Commercial	$69,886	11.31	$95,885	15.68
Commercial Real Estate	332,747	53.84	354,025	57.88
Consumer	80,042	12.95	97,959	16.02
Residential	135,329	21.90	63,756	10.42
Total loans	$618,004	100.00	$611,625	100.00

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and OREO decreased to $915,000 on June 30, 2023 from $1,199,000 on December 31, 2022. OREO decreased slightly to $500,000 on June 30, 2023 from $566,000 on December 31, 2022. Non-performing loans decreased from $633,000 at December 31, 2022 to $415,000 at June 30, 2023.

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

Due to changes in economic conditions following the COVID-19 pandemic, including labor shortages, supply chain disruptions, inflation and the rising interest rate environment, we anticipate that our commercial, commercial real estate, residential and consumer borrowers may encounter economic difficulties, which could lead to increases in our levels of nonperforming assets, allowance for credit losses, and loan modifications. Any potential financial impacts are unknown at this time.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure or deeds in lieu of foreclosure. On December 31, 2022, the Bank was carrying two OREO properties on its books at a value of $566,000. While the Bank acquired no OREO properties and disposed of one OREO property during the six months ended June 30, 2023, the OREO balance decreased to $500,000 because we wrote down the value of one of the properties by $26,000 and sold one OREO property for $40,000. One OREO property is under contract and is subject to a study period and other customary contingencies. The remaining OREO property is available for sale and is being actively marketed.

Cash and cash equivalents increased to $73,529,000 on June 30, 2023 from $61,762,000 on December 31, 2022. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including Federal funds sold). This increase was due primarily to an increase in Federal funds sold, which was offset in part by a decrease in cash and due from banks. In addition, cash and cash equivalents are subject to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts.

Securities held-to-maturity were essentially flat, decreasing slightly to $3,630,000 on June 30, 2023 from $3,639,000 on December 31, 2022. This decrease is a result of normal amortization of premiums within the held-to-maturity portfolio.

Securities available-for-sale, which are carried on the balance sheet at fair market value, increased slightly to $186,625,000 on June 30, 2023, from $185,787,000 on December 31, 2022. During the six months ended June 30, 2023, the Bank purchased $4,206,000 in available-for-sale securities, which was responsible for the increase in securities available-for sale. In addition, the market value of the securities available-for-sale increased slightly. During the six months ended June 30, 2023 the Bank did not sell any securities available-for-sale and received $4,843,000 in proceeds from calls, maturities, and paydowns of securities available-for-sale, which partially offset the increase. While the fair market value of our securities available-for-sale increased during the quarter, there remains an unrealized loss of $32,232,000. Financial does not expect to realize the losses as it has the intent and ability to hold the securities until their recovery, which may be at maturity.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $459,000 at June 30, 2023 as compared to $489,000 at December 31, 2022. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At June 30, 2023, Financial, on a consolidated basis, had liquid assets of $260,154,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, and available-for-sale investments. The Bank has pledged

•approximately $5,000,000 (market value) of our available-for-sale securities as collateral with correspondent banks for collateralized lines of credit;

•approximately, $35,000,000 (market value) of our available-for-sale securities as security for public deposits; and

•approximately $36,500,000 (par value) of our available-for-sale securities as collateral for advances under the Federal Reserve’s Bank Term Funding Program.

In addition, if additional liquidity is needed, the Bank has the ability to purchase federal funds on the open market, borrow from the FHLBA using loans or investments within the Bank’s portfolio as collateral, and to borrow from the Federal Reserve Bank’s discount window.

As of June 30, 2023, the Bank has no borrowings from any of these sources. Immediately following the failure of Silicon Valley Bank, out of an abundance of caution the Bank borrowed $14,000,000 from the FHLBA to test its contingency funding plan. Approximately two weeks later, the Bank repaid the advance. During the first and second quarters, the Bank did not experience any unusual inflows or outflows of deposits.

Management believes that liquid assets were adequate at June 30, 2023. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at the Bank.

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

At June 30, 2023, the Bank had a leverage ratio of approximately 9.39%, a Tier 1 risk-based capital ratio and a CET1 ratio of approximately 11.72% and a total risk-based capital ratio of approximately 12.73%. As of June 30, 2023 and December 31, 2022, the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of June 30, 2023 and December 31, 2022:

Bank Level Only Capital Ratios

Analysis of Capital for Bank of the James (Bank only)
(dollars in thousands)

	June 30,	December 31,
Analysis of Capital	2023	2022

Tier 1 capital
Common Stock	$ 3,742	$ 3,742
Surplus	22,325	22,325
Retained earnings	61,689	57,840
Total Tier 1 capital	$ 87,756	$ 83,907

Common Equity Tier 1 Capital (CET1)	$ 87,756	$ 83,907

Tier 2 capital
Allowance for credit losses	$ 7,586	$ 6,259

Total Tier 2 capital:	$ 7,586	$ 6,259
Total risk-based capital	$ 95,342	$ 90,166

Risk weighted assets	$ 748,857	$ 752,515
Average total assets	$ 934,801	$ 934,277

	Actual		Regulatory Benchmarks
			For Capital	For Well
	June 30,	December 31,	Adequacy	Capitalized
	2023	2022	Purposes (1)	Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.39%	8.98%	4.000%	5.000%
Common Equity Tier 1 capital	11.72%	11.15%	7.000%	6.500%
Tier 1 risk-based capital ratio	11.72%	11.15%	8.500%	8.000%
Total risk-based capital ratio	12.73%	11.98%	10.500%	10.000%

(1)Includes the capital conservation buffer of 2.50% for all ratios, excluding the Tier 1 capital to average total assets ratio.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $3,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis at June 30, 2023 would be lower than those of the Bank because a portion of proceeds from the sale of notes previously issued by the holding company were contributed to the Bank as equity.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

Earnings Summary

Financial had net income including all operating segments of $2,534,000 and $4,518,000 for the three and six months ended June 30, 2023, compared to $2,292,000 and $4,431,000 for the comparable periods in 2022. Basic and diluted earnings per common share for the three and six months ended June 30, 2023 were $0.56 and $0.99, compared to basic and diluted earnings per share of $0.48 and $0.93 for the three and six months ended June 30, 2022.

The increase in net income for the three and six months ended June 30, 2023, as compared to the prior year periods was due primarily to i) an increase in interest income of $1,985,000 and $4,168,000 in the three and six months ended from June 30, 2023 from the comparable periods in 2022. The increase was offset in part by significant increases in interest expense of $1,764,000 and $2,695,000 in the three and six months ended June 30, 2023 from the comparable periods in 2022.

These operating results represent an annualized return on average stockholders’ equity of 19.65% and 18.00% for the three and six month periods ended June 30, 2023, compared with 12.68% and 12.48% for the three and six months ended June 30, 2022. This increase for the three and six month periods ended June 30, 2023 was due to a decrease in stockholders’ equity as a result of a decrease in the value of available-for-sale securities resulting from an application of the mark-to-market accounting rules and an increase in net income. In addition, between August 2022 and April 2023, the Company repurchased approximately 197,000 shares of its common stock pursuant to two separate stock repurchase plans. In addition to increasing earnings per share, these repurchases decreased stockholders’ equity and average stockholders’ equity, leading to an increase in the return on stockholders’ equity ratio. The Company had an annualized return on average assets of 1.08% and 0.97% for the three and six month periods ended June 30, 2023 compared with 0.89% for both the three and six months ended June 30, 2022. The increase largely resulted from an increase in net income and a decrease in average assets, which was caused in part by a decrease in the value of the securities available-for-sale as discussed above. In addition, the average assets for both periods in 2022 reflect the impact of a significant short-term deposit related to a customer transaction.

See “Noninterest Income” below for mortgage business and wealth management segment discussions.

Interest Income, Interest Expense, and Net Interest Income

For the three and six months ended June 30, 2023, interest income increased to $9,583,000 and $18,681,000 from $7,598,000 and $14,513,000 for the same periods in 2022, due primarily to an increase in interest rates received on our interest earning assets. The average rate received on loans was 4.99% and 4.92% for the three and six months ended June 30, 2023, as compared to 4.12% and 4.08% for the same periods in 2022. The rate on total average earning assets increased during the three and six months ended June 30, 2023 because of a general increase in market rates. The average rate received on average earning assets was 4.31% and 4.24% for the three and six months ended June 30, 2023 as compared to 3.19% and 3.14% for the three and six months ended June 30, 2022.

Interest expense increased significantly to $2,238,000 and $3,694,000 for the three and six months ended June 30, 2023 from $474,000 and $999,000 for the three and six months ended June 30, 2022. The increase for the three and six months resulted primarily from an increase in interest rates paid on deposits during the first six months of the year. The Company’s average rate paid on interest bearing deposits was 1.15% and 0.93% for the three and six months ended June 30, 2023 as compared to 0.14% and 0.16% for the same periods in 2022. The Company’s average rate paid on interest bearing liabilities was 1.22% and 1.02% for the three and six months ended June 30, 2023 as compared to 0.25% and 0.27% for the same periods in 2022.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and six months ended June 30, 2023 was $7,345,000 and $14,987,000 as compared to $7,124,000 and $13,514,000 for the same periods in 2022. The net interest margin was 3.30% and 3.40% for the three and six months ended June 30, 2023 as compared to 2.99% and 2.92% for the comparable periods in 2022. The increase in the net interest margin for the three and six month periods was primarily due to the rates on interest earning assets repricing more rapidly than the rates on interest bearing liabilities. Due to rising inflation, economic uncertainties have arisen that are likely to impact net interest margin. The FOMC has implemented a series of interest rate increases that are likely to positively impact our net interest margin in the near term, but may cause long-term uncertainty. Other financial impacts could occur, though such potential impacts are unknown at this time. Because of the interest rate environment, the Bank may need to continue to raise deposit rates, which would have an adverse impact on our margin and profitability. Management expects the Company’s interest rate margin to remain the same or compress in near to mid-term.

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

Noninterest income increased in the three month period ended June 30, 2023 to $3,444,000 from $3,034,000 for same period in 2022. Noninterest income decreased to $6,488,000 for the six month period ended June 30, 2023 from $6,665,000 for the same period in 2022. The increase in the three months ended June 30, 2023 from the comparable period in 2022 was caused by increases in service charges, fees and commissions, primarily debit card fees, and wealth management fees from PWW. The decrease for the year to date was caused primarily by a decrease in gains on sale of loans held for sale, which was primarily caused by a decrease in loan origination volume at the Mortgage division, and was offset in part by the factors set forth in the preceding sentence.

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

Purchase mortgage originations totaled $40,549,000 and $67,417,000, or 82.03% and 82.12%, respectively, of the total mortgage loans originated in the three and six months ended June 30, 2023, as compared to $50,235,000 and $87,404,000, or 81.93% and 71.17%, respectively, of the total mortgage loans originated in the same periods in 2022. Because of a rising mortgage interest rate environment, management anticipates that in the short-term purchase mortgage originations will continue to represent a majority of mortgage originations. Management also believes that a continued increase in long-term market interest rates could limit refinancing activity.

Mortgage rates increased dramatically in 2022 and 2023 and these increases continue to have a negative impact on mortgage origination volume. Because of uncertainty surrounding current and near-term economic conditions arising from supply chain issues, inflation, and geopolitical and economic concerns, management cannot predict future mortgage rates. Management also believes that the rising interest rates could put revenue from the mortgage segment under additional pressure and mortgage originations will continue to trail 2022.

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

We conduct our investment advisory business through PWW, which Financial acquired on December 31, 2021. PWW is a Lynchburg, Virginia-based investment advisory firm that has approximately $680 million in assets under management and advisement as of June 30, 2023. PWW operates as a subsidiary of Financial. PWW generates revenue primarily through investment advisory fees. The investment advisory fees will vary based on the value of assets under management. Assets under management may fluctuate due to both client action and fluctuations in the equity and debt markets. Despite the potential for fluctuation, we anticipate that PWW will continue to contribute meaningfully to the Company’s consolidated net income.

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

Noninterest Expense

Noninterest expense for the three and six months ended June 30, 2023 increased by $284,000 and $711,000 to $7,876,000 and $15,951,000 from $7,592,000 and $15,240,000 for the same periods in 2022, increases of 3.74% and 4.67%, respectively. These increases resulted primarily from increases in professional, data processing, and other outside expenses, primarily data processing, debit card network and production fees, and franchise and real estate taxes. FDIC insurance expense decreased for the three and six months ended June 30, 2023, primarily due to an adjustment in the accrual and a decrease in average deposits from prior comparable periods. However, because of the failure of Silicon Valley Bank and First Republic Bank, it is possible that our FDIC insurance premiums will increase. Total personnel expense was $4,345,000 and $8,613,000 for the three and six month period ended June 30, 2023 as compared to $4,533,000 and $8,522,000 for the same periods in 2022. Personnel expense remained relatively flat because of management’s decision to not fill every vacancy.

Allowance and Provision for Credit Losses

The allowance for credit losses represents an amount that, in our judgment, will be adequate to absorb probable losses expected in the loan portfolio. The provision for credit losses increases the allowance, and loans charged-off, net of recoveries, reduce the allowance. The provision for the allowance for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon two components – specific impairment and general reserves. As discussed below, loans having a risk rating of 7 or below that are significantly past due, and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due as well as all TDRs, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, and loan performance measures. Based on the application of the credit loss calculation, the Bank recovered $254,000 and $114,000 for the three and six months ended June 30, 2023 as compared with recoveries of $300,000 and $600,000 for the same periods in 2022. The decrease in loans, net of allowance for credit losses from March 31, 2023 to June 30, 2023 was the primary factor driving the recovery.

We adopted CECL effective January 1, 2023. The provision for the three and six months ended June 30, 2023 was determined under CECL while the provision for the same periods in 2022 was determined under the incurred loss model. As a result of the adoption of CECL, we recorded a net decrease to retained earnings of $1,599,000 as of January 1, 2023 for the cumulative effect of adopting CECL. The change from incurred loss method to CECL impacts the comparability of the allowance between periods.

At June 30, 2023, the allowance for credit losses was 1.23% of total loans outstanding, versus 1.22% and 1.08% of total loans outstanding at December 31, 2022 and June 30, 2022, respectively. The increase in the allowance for credit losses was largely driven by the adoption of CECL. The allowance for credit losses for individually evaluated loans was $0 at both December 31, 2022 and June 30, 2023. As shown in Note 8, the total balance in the allowance increased, from $6,259,000 (under the incurred loss method) as of December 31, 2022 to $7,586,000 (under CECL) on June 30, 2023.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for credit losses and constitute a realized loss. We had charged-off loans of $19,000 and $52,000 for the three month periods ended June 30, 2023 as compared to $1,000 and $9,000 for the same periods in 2022. While a charged-off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. We had recoveries of $88,000 and $192,000 for the periods ended June 30, 2023 as compared to recoveries of $47,000 and $310,000 for the same periods in 2022.

No nonaccrual loans were excluded from the individually evaluated loan disclosures at June 30, 2023 and December 31, 2022. If interest on these loans had been accrued, such income cumulatively would have approximated $38,000 and $79,000 on June 30, 2023 and December 31, 2022, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

Income Taxes

For the three and six months ended June 30, 2023, Financial had an income tax expense of $633,000 and $1,120,000 as compared to $574,000 and $1,108,000 for the same periods in 2022. This represents an effective tax rate of 19.99% and 19.87% for the three and six months ended June 30, 2023 as compared with 20.03% and 20.00% for the three and six months ended June 30, 2022. Our effective rate was lower than the statutory corporate tax rate in all periods primarily because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance, and interest earned on tax free municipal bonds.

Net Interest Margin Analysis
Average Balance Sheets
For the Three Months Ended June 30, 2023 and 2022
(dollars in thousands)
	2023			2022
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned
	Sheet	Expense	Paid	Sheet	Expense	/Paid
ASSETS
Loans, including fees (1)(2)	$624,947	$7,781	4.99%	$596,775	$6,126	4.12%
Loans held for sale	3,766	54	5.75%	4,074	48	4.73%
Federal funds sold	35,526	450	5.08%	103,575	164	0.64%
Interest-bearing bank balances	4,615	93	8.08%	18,863	27	0.57%
Securities (3)	222,680	1,177	2.12%	232,697	1,211	2.09%
Federal agency equities	1,250	33	10.59%	1,253	27	8.64%
CBB equity	116	—	- %	116	—	- %

Total earning assets	892,900	9,588	4.31%	957,353	7,603	3.19%

Allowance for loan losses	(7,738)			(6,894)
Non-earning assets	59,721			80,525

Total assets	$944,883			$1,030,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	409,039	541	0.53%	460,350	97	0.08%
Savings	120,721	121	0.40%	131,171	18	0.06%
Time deposits	180,652	1,374	3.05%	138,142	146	0.42%

Total interest bearing deposits	710,412	2,036	1.15%	729,663	261	0.14%

Other borrowed funds
FHLB borrowings	—	—	—	—	—	- %
Other borrowings	3,289	100	12.20%	10,807	108	4.01%
Financing leases	10,258	21	0.82%	3,359	24	2.87%
Capital Notes	10,039	81	3.24%	10,034	81	3.24%
Total interest-bearing liabilities	733,998	2,238	1.22%	753,863	474	0.25%

Noninterest bearing deposits	151,516			194,431
Other liabilities	7,657			10,201

Total liabilities	893,171			958,495

Stockholders’ equity	51,712			72,489

Total liabilities and
Stockholders’ equity	$944,883			$1,030,984

Net interest earnings		$7,350			$7,129

Net interest margin			3.30%			2.99%

Interest spread	3.08%	2.94%

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

Net Interest Margin Analysis
Average Balance Sheets
For the Six Months Ended June 30, 2023 and 2022
(dollars in thousands)
	2023			2022
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned
	Sheet	Expense	Paid	Sheet	Expense	/Paid
ASSETS
Loans, including fees (1)(2)	$621,268	$15,165	4.92%	$592,702	$12,003	4.08%
Loans held for sale	3,104	96	6.24%	3,856	76	3.97%
Federal funds sold	32,554	789	4.89%	100,437	201	0.40%
Interest-bearing bank balances	7,580	241	6.41%	18,883	34	0.36%
Securities (3)	223,605	2,359	2.13%	215,718	2,178	2.04%
Federal agency equities	1,313	41	6.30%	1,231	31	5.08%
CBB equity	116	—	- %	116	—	- %

Total earning assets	889,540	18,691	4.24%	932,943	14,523	3.14%

Allowance for loan losses	(7,635)			(6,929)
Non-earning assets	59,688			80,307

Total assets	$941,593			$1,006,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	414,295	880	0.43%	455,376	204	0.09%
Savings	123,773	142	0.23%	127,835	37	0.06%
Time deposits	166,695	2,235	2.70%	140,031	324	0.47%

Total interest bearing deposits	704,763	3,257	0.93%	723,242	565	0.16%

Other borrowed funds
FHLB borrowings	1,238	31	5.05%	—	—	- %
Other borrowings	10,328	199	3.89%	10,873	222	4.12%
Financing leases	3,330	44	2.66%	3,419	49	2.89%
Capital Notes	10,039	163	3.27%	10,033	163	3.28%
Total interest-bearing liabilities	729,698	3,694	1.02%	747,567	999	0.27%

Noninterest bearing deposits	153,666			176,950
Other liabilities	7,611			10,204

Total liabilities	890,975			934,721

Stockholders’ equity	50,618			71,600

Total liabilities and
Stockholders’ equity	$941,593			$1,006,321

Net interest earnings		$14,997			$13,524

Net interest margin			3.40%			2.92%

Interest spread			3.22%			2.87%

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

There have been no significant changes during the quarter ended June 30, 2023, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.

(b)Not applicable.

(c)The following table provides information about repurchases of common stock by the Company for the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs (1)
April 1, 2023 through April 30, 2023 (2)	16,700	11.05	16,700	$ - (3)
May 1, 2023 through May 31, 2023 (2)	-	N/A	-	-
June 1, 2023 through June 30, 2023 (2)	-	N/A	-	-
Total	16,700	11.05	16,700	$ -

(1)The company repurchased 16,700 shares for an aggregate of $184,541 during the quarter ended June 30, 2023. All purchases were made in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Securities Exchange Act of 1934.

(2)On February 6, 2023, the Company’s board of directors approved a stock repurchase plan to purchase up to $998,000 of the Company’s common stock. The plan authorizes the Company to make purchases from March 8, 2023 through March 7, 2024, unless extended or sooner terminated. Purchases may be made in open market transactions or privately negotiated transactions, in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

(3)Following the purchase of 16,700 shares in April 2023, substantially all of the funds allocated under the Plan had been spent and consequently, on April 18, 2023, the Company’s board of directors terminated the repurchase plan.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2023
31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2023
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, dated August 11, 2023
101

The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2023 and 2022 (iv) Consolidated Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2023 and 2022 (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three and six months ended June 30, 2023 and 2022; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.
Date: August 11, 2023	By /S/ Robert R. Chapman III Robert R. Chapman III, President (Principal Executive Officer)
Date: August 11, 2023	By /S/ J. Todd Scruggs J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)