Form 10-Q
period 2023-09-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2023-11-13
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-Q

______________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,543,338 shares of Common Stock, par value $2.14 per share, were outstanding at November 13, 2023.

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2023 unaudited)

	September 30,	December 31,
Assets	2023	2022

Cash and due from banks	$ 20,105	$ 30,025
Federal funds sold	79,424	31,737
Total cash and cash equivalents	99,529	61,762

Securities held-to-maturity, at amortized cost (fair value of $3,028 in 2023 and $3,135 in 2022) net of allowance for credit loss of $0 in 2023	3,626	3,639
Securities available-for-sale, at fair value	181,977	185,787
Restricted stock, at cost	1,541	1,387
Loans, net of allowance for credit losses of $7,320 in 2023 and $6,259 in 2022	599,585	605,366
Loans held for sale	3,325	2,423
Premises and equipment, net	18,371	17,974
Interest receivable	2,707	2,736
Cash value - bank owned life insurance	21,443	19,237
Other real estate owned	-	566
Customer relationship intangibles	7,425	7,845
Goodwill	2,054	2,054
Other assets	19,304	17,795
Total assets	$ 960,887	$ 928,571

Liabilities and Stockholders' Equity

Deposits
Noninterest bearing demand	$ 154,628	$ 154,884
NOW, money market and savings	524,721	560,479
Time deposits	200,854	132,775
Total deposits	880,203	848,138

Capital notes, net	10,041	10,037
Other borrowings	10,030	10,457
Interest payable	381	89
Other liabilities	10,103	9,624
Total liabilities	$ 910,758	$ 878,345
Commitments and Contingencies

Stockholders' equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$ -	$ -
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,543,338 as of September 30, 2023 and 4,628,657 as of December 31, 2022	9,723	9,905

See accompanying notes to these consolidated financial statements

Additional paid-in-capital	35,253	36,068
Retained earnings	34,931	31,034
Accumulated other comprehensive (loss)	(29,778)	(26,781)
Total stockholders' equity	$ 50,129	$ 50,226

Total liabilities and stockholders' equity	$ 960,887	$ 928,571

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Interest Income	2023	2022	2023	2022
Loans	$ 7,990	$ 6,830	$ 23,251	$ 18,909
Securities
U.S. Government and agency obligations	321	331	962	911
Mortgage backed securities	435	437	1,255	1,196
Municipals - taxable	286	257	853	812
Municipals - tax exempt	18	32	55	55
Dividends	8	5	49	36
Corporates	139	144	423	395
Interest bearing deposits	134	101	375	135
Federal Funds sold	812	262	1,601	463
Total interest income	10,143	8,399	28,824	22,912

Interest Expense
Deposits
NOW, money market savings	894	133	1,916	374
Time deposits	1,683	143	3,918	467
FHLB borrowings	-	-	31	-
Finance leases	22	24	66	73
Other borrowings	98	117	297	339
Capital notes	82	82	245	245
Total interest expense	2,779	499	6,473	1,498

Net interest income	7,364	7,900	22,351	21,414

Recovery of credit losses	(164)	(300)	(278)	(900)

Net interest income after recovery of credit losses	7,528	8,200	22,629	22,314

Noninterest income
Gain on sales of loans held for sale	989	1,472	3,065	4,675
Service charges, fees and commissions	1,004	1,313	2,942	2,563
Wealth management fees	1,050	959	3,098	2,935
Life insurance income	139	113	405	338
Other	19	(3)	179	8

Total noninterest income	3,201	3,854	9,689	10,519

Noninterest expenses
Salaries and employee benefits	4,683	4,529	13,296	13,051
Occupancy	458	445	1,389	1,348
Equipment	501	647	1,813	1,870
Supplies	118	116	399	380
Professional, data processing, and other outside expense	1,371	1,619	4,154	3,544
Marketing	204	222	683	661
Credit expense	218	244	623	765
Other real estate expenses, net	3	195	36	207
FDIC insurance expense	126	121	321	382

See accompanying notes to these consolidated financial statements

Amortization of intangibles	46	140	420	420
Other	412	601	957	1,491
Total noninterest expenses	8,140	8,879	24,091	24,119

Income before income taxes	2,589	3,175	8,227	8,714

Income tax expense	511	601	1,631	1,709

Net Income	$ 2,078	$ 2,574	$ 6,596	$ 7,005

Weighted average shares outstanding - basic and diluted	4,543,338	4,683,581	4,568,789	4,721,423

Earnings per common share - basic and diluted	$ 0.46	$ 0.55	$ 1.44	$ 1.48

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(dollar amounts in thousands) (unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Net Income	$ 2,078	$ 2,574	$ 6,596	$ 7,005
Other comprehensive loss:
Unrealized (loss) on securities available-for-sale	(5,462)	(7,368)	(3,794)	(32,530)
Tax effect	1,147	1,548	797	6,832
Other comprehensive loss, net of tax	(4,315)	(5,820)	(2,997)	(25,698)

Comprehensive (loss) income	$ (2,237)	$ (3,246)	$ 3,599	$ (18,693)

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollar amounts in thousands) (unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net Income	$ 6,596	$ 7,005

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,079	1,022
Net amortization (accretion) of premiums and discounts on securities	(579)	338
Amortization of debt issuance costs	10	10
(Gain) on sales of loans held for sale	(3,065)	(4,675)
Proceeds from sales of loans held for sale	126,245	176,736
Origination of loans held for sale	(124,082)	(173,732)
Recovery of credit losses	(278)	(900)
Loss on sale of other real estate owned	3	-
Impairment of other real estate owned	23	195
Amortization of intangibles	420	420
Bank owned life insurance income	(405)	(338)
Loss on disposition of equipment	2	-
Decrease (increase) in interest receivable	29	(318)
(Increase) in other assets	(154)	(838)
Increase (decrease) in interest payable	292	(9)
(Decrease) increase in other liabilities	(167)	447

Net cash provided by operating activities	$ 5,969	$ 5,363

Cash flows from investing activities
Purchases of securities available-for-sale	$ (8,166)	$ (71,581)
Proceeds from maturities, calls and paydowns of securities available-for-sale	8,775	8,861
Purchases of bank owned life insurance	(1,800)	-
Purchase of Federal Home Loan Bank stock	(154)	(63)
Proceeds from sale of other real estate owned	540	-
Origination of loans, net of principal collected	4,814	(36,748)
Purchases of premises and equipment	(1,478)	(921)

Net cash provided by (used in) investing activities	$ 2,531	$ (100,452)

Cash flows from financing activities
Net increase (decrease) in deposits	$ 32,065	$ (3,987)
Principal payments on finance lease obligations	(274)	(267)
Principal payments on other borrowings	(427)	(393)
Repurchase of common stock	(997)	(1,402)
Dividends paid to common stockholders	(1,100)	(995)

Net cash provided by (used in) financing activities	$ 29,267	$ (7,044)

Increase (decrease) in cash and cash equivalents	37,767	(102,133)

Cash and cash equivalents at beginning of period	$ 61,762	$ 183,153

Cash and cash equivalents at end of period	$ 99,529	$ 81,020

Supplemental schedule of noncash investing and financing activities
Noncash transactions
Fair value adjustment for securities available-for-sale	$ (3,793)	$ (32,530)

See accompanying notes to these consolidated financial statements

Supplemental disclosures of cash flow information
Cash transactions
Cash paid for interest	$ 6,181	$ 1,507
Cash paid for income taxes	1,465	1,430

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2023 and 2022

(dollars in thousands, except per share amounts) (unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	(Loss)	Total
Balance at December 31, 2021	4,740,657	$ 10,145	$ 37,230	$ 23,440	$ (1,386)	$ 69,429

Net Income	-	-	-	2,139	-	2,139

Dividends paid on common stock ($0.07 per share)	-	-	-	(332)	-	(332)

Other comprehensive (loss)	-	-	-	-	(10,657)	(10,657)

Balance at March 31, 2022	4,740,657	$ 10,145	$ 37,230	$ 25,247	$ (12,043)	$ 60,579

Net Income	-	-	-	2,292	-	2,292

Dividends paid on common stock ($0.07 per share)	-	-	-	(332)	-	(332)

Other comprehensive (loss)	-	-	-	-	(9,221)	(9,221)

Balance at June 30, 2022	4,740,657	$ 10,145	$ 37,230	$ 27,207	$ (21,264)	$ 53,318

Net Income	-	-	-	2,574	-	2,574

Dividends paid on common stock ($0.07 per share)	-	-	-	(331)	-	(331)

Repurchase of common stock	(112,000)	(240)	(1,162)	-	-	(1,402)

Other comprehensive (loss)	-	-	-	-	(5,820)	(5,820)

Balance at September 30, 2022	4,628,657	$ 9,905	$ 36,068	$ 29,450	$ (27,084)	$ 48,339

Balance at December 31, 2022	4,628,657	$ 9,905	$ 36,068	$ 31,034	$ (26,781)	$ 50,226

Net Income	-	-	-	1,984	-	1,984

Dividends paid on common stock ($0.08 per share)	-	-	-	(370)	-	(370)

Repurchase of common stock	(68,619)	(147)	(666)	-	-	(813)

Adoption of ASU 2016-13	-	-	-	(1,599)	-	(1,599)

See accompanying notes to these consolidated financial statements

Other comprehensive income	-	-	-	-	2,583	2,583

Balance at March 31, 2023	4,560,038	$ 9,758	$ 35,402	$ 31,049	$ (24,198)	$ 52,011

Net Income	-	-	-	2,534	-	2,534

Dividends paid on common stock ($0.08 per share)	-	-	-	(364)	-	(364)

Repurchase of common stock	(16,700)	(35)	(149)	-	-	(184)

Other comprehensive (loss)	-	-	-	-	(1,265)	(1,265)

Balance at June 30, 2023	4,543,338	$ 9,723	$ 35,253	$ 33,219	$ (25,463)	$ 52,732

Net Income	-	-	-	2,078	-	2,078

Dividends paid on common stock ($0.08 per share)	-	-	-	(366)	-	(366)

Other comprehensive (loss)	-	-	-	-	(4,315)	(4,315)

Balance at September 30, 2023	4,543,338	$ 9,723	$ 35,253	$ 34,931	$ (29,778)	$ 50,129

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

Bank of the James Financial Group, Inc.’s (“Financial” or the “Company”) primary market area consists of the area commonly referred to as Region 2000 which encompasses the seven jurisdictions of the Town of Altavista, Amherst County, Appomattox County, the Town of Bedford, Bedford County, Campbell County, and the City of Lynchburg. Within the last several years, the Company expanded into Charlottesville, Roanoke, Blacksburg, Harrisonburg, Lexington, Rustburg, and Wytheville.

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2022. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2022 included in Financial’s Annual Report on Form 10-K. Results for the three and nine month periods ended September 30, 2023 is not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Note 2 – Significant Accounting Policies and Estimates

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

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. At adoption, the after

Note 2 – Significant Accounting Policies and Estimates (continued)

tax impact to retained earnings was an approximate reduction of $1.6 million based on our evaluation as of that date. This adjustment consisted of increases to the allowance for credit losses on loans, as well as the Company’s allowance for unfunded loan commitments.

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

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit losses in the Consolidated Statements of Income. The Company did not have an allowance for credit losses on held-to-maturity securities as of September 30, 2023 or upon adoption of ASC 326.

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

Changes in the allowance for credit loss are recorded as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2023, there was no allowance for credit loss related to the available-for-sale portfolio.

As set forth under “Interest receivable” on the Company’s Consolidated Balance Sheets, accrued interest receivable on available-for-sale securities totaled approximately $1.09 million at September 30, 2023 and was excluded from the estimate of credit losses.

Note 2 – Significant Accounting Policies and Estimates (continued)

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

Accrued Interest Receivable

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the allowance for credit losses for both loans and held-to-maturity securities, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest totaled approximately $1.62 million on loans and $16 thousand on held-to-maturity securities at September 30, 2023, and is included in “Interest Receivable” on the Company’s Consolidated Balance Sheets.

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

Note 3 – Earnings Per Common Share (EPS)

The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net income	$ 2,078,000	$ 2,574,000	$ 6,596,000	$ 7,005,000

Weighted average number of shares outstanding - basic and diluted	4,543,338	4,683,581	4,568,789	4,721,423

Earnings per common share - basic and diluted	$ 0.46	$ 0.55	$ 1.44	$ 1.48

In 2022, all restricted stock units (RSUs) were excluded from calculating diluted earnings per share as the Company elected to settle units vesting in 2022 wholly in cash. There are currently no outstanding RSUs as of September 30, 2023. There were no potentially dilutive shares outstanding in 2023 and 2022. Consequently, the weighted average shares and weighted average diluted shares were identical.

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

The total expense recognized for the three and nine months ended September 30, 2023 and 2022 in connection with the restricted stock unit awards was $0. At September 30, 2023, there is no further unrecognized stock-based compensation expense related to the restricted stock units granted on January 2, 2019 as all units have vested and have been settled.

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

The below tables summarize the Company’s financial assets that were measured at fair value on a recurring basis during the period.

		Carrying Value at September 30, 2023 (in thousands)
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Balance as of	Markets for	Observable	Inputs
	September 30,	Identical Assets	Inputs	(Level 3)
Description	2023	(Level 1)	(Level 2)
U.S. Treasuries	$4,884	$—	$4,884	$—
U.S. agency obligations	59,528	—	59,528	—
Mortgage-backed securities	65,285	—	65,285	—
Municipals	37,780	—	37,780	—
Corporates	14,500	—	14,500	—

Total available-for-sale securities	$181,977	$—	$181,977	$—
IRLCs - asset	50	—	—	50
Total assets at fair value	$182,027	$—	$181,977	$50

		Carrying Value at December 31, 2022 (in thousands)
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Balance as of	Markets for	Observable	Inputs
	December 31,	Identical Assets	Inputs	(Level 3)
Description	2022	(Level 1)	(Level 2)
U.S. Treasuries	$4,741	$—	$4,741	$—
U.S. agency obligations	59,273	—	59,273	—
Mortgage-backed securities	67,842	—	67,842	—
Municipals	37,855	—	37,855	—
Corporates	16,076	—	16,076	—

Total available-for-sale securities	$185,787	$—	$185,787	$—
IRLCs – asset	91	—	—	91
Total assets at fair value	$185,878	$—	$185,787	$91

Note 5 – Fair Value Measurements (continued)

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2023
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
IRLCs – asset	$50	Market approach	Range of pull through rate	70% - 100% (85%)

(1)    Weighted based on the relative value of the instruments

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2022
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
IRLCs - asset	$91	Market approach	Range of pull through rate	70% - 100% (85%)

(1)    Weighted based on the relative value of the instruments

Fair Value on a Non-recurring Basis

Collateral Dependent Loans with an ACLL

In accordance with ASC 326, we may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice. As of September 30, 2023, we had no collateral dependent loans with an ACLL.

Loans held for sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended September 30, 2023. Gains and losses on the sale of loans are recorded within gains on sales of loans held for sale on the Consolidated Statements of Income.

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

There was no OREO as of September 30, 2023.

The following table summarizes the Company’s collateral dependent loans and OREO measured at fair value on a nonrecurring basis as of December 31, 2022 (in thousands):

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

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments and their placement in the fair value hierarchy at September 30, 2023 and December 31, 2022 was as follows (in thousands):

		Fair Value Measurements at September 30, 2023 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$ 20,105	$ 20,105	$ -	$ -	$ 20,105
Federal funds sold	79,424	79,424	-	-	79,424
Securities
Available-for-sale	181,977	-	181,977	-	181,977
Held-to-maturity, net	3,626	-	3,028	-	3,028
Restricted stock	1,541	-	1,541	-	1,541
Loans, net (1)	599,585	-	-	561,420	561,420
Loans held for sale	3,325	-	3,325	-	3,325
Interest receivable	2,707	-	2,707	-	2,707
BOLI	21,443	-	21,443	-	21,443
Derivatives - IRLCs	50	-	-	50	50

Liabilities
Deposits	$ 880,203	$ -	$ 876,005	$ -	876,005
Capital notes	10,041	-	9,411	-	9,411
Other borrowings	10,030	-	9,532	-	9,532
Interest payable	381	-	381	-	381

		Fair Value Measurements at December 31, 2022 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	30,025	$ 30,025	$ -	$ -	$ 30,025
Federal funds sold	31,737	31,737	-	-	31,737
Securities
Available-for-sale	185,787	-	185,787	-	185,787
Held-to-maturity	3,639	-	3,135	-	3,135
Restricted stock	1,387	-	1,387	-	1,387
Loans, net (1)	605,366	-	—	564,802	564,802
Loans held for sale	2,423	-	2,423	-	2,423
Interest receivable	2,736	-	2,736	-	2,736
BOLI	19,237	-	19,237	-	19,237
Derivatives - IRLCs	91	-	—	91	91

Liabilities
Deposits	$ 848,138	$ -	$ 850,102	$ -	$ 850,102
Capital notes	10,037	-	9,200	-	9,200
Other borrowings	10,457	-	9,438	-	9,438
Interest payable	89	-	89	-	89

(1) Carrying amount is net of unearned income and the Allowance.

Note 6 – Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$3,626	$—	$(598)	$3,028

Available-for-sale
U.S. Treasuries	$4,967	$—	$(83)	$4,884
U.S. agency obligations	69,591	—	(10,063)	59,528
Mortgage-backed securities	78,702	—	(13,417)	65,285
Municipals	50,884	—	(13,104)	37,780
Corporates	15,527	—	(1,027)	14,500

	$219,671	$—	$(37,694)	$181,977

	December 31, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$3,639	$—	$(504)	$3,135

Available-for-sale
U.S. Treasuries	$4,912	$—	$(171)	$4,741
U.S. agency obligations	68,833	—	(9,560)	59,273
Mortgage-backed securities	78,955	—	(11,113)	67,842
Municipals	49,951	—	(12,096)	37,855
Corporates	17,037	—	(961)	16,076

	$219,688	$—	$(33,901)	$185,787

Note 6 – Securities (continued)

The following tables summarize the fair value of securities available for sale as of September 30, 2023 and securities available for sale and held-to- maturity as of December 31, 2022 and the corresponding amounts of unrealized losses. Management uses the valuation as of month-end in determining when securities are in an unrealized loss position (amounts in thousands):

September 30, 2023	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$—	$—	$4,884	$83	$4,884	$83
U.S. agency obligations	996	1	58,532	10,062	59,528	10,063
Mortgage-backed securities	5,154	120	60,131	13,297	65,285	13,417
Municipals	1,638	183	36,142	12,921	37,780	13,104
Corporates	—	—	6,500	1,027	6,500	1,027

Total	$7,788	$304	$166,189	$37,390	$173,977	$37,694

December 31, 2022	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
U.S. agency obligations	$3,135	$504	$—	$—	$3,135	$504

Available-for-sale
U.S. Treasuries	4,741	171	—	—	4,741	171
U.S. agency obligations	27,708	2,838	31,565	6,722	59,273	9,560
Mortgage-backed securities	42,024	5,656	25,818	5,457	67,842	11,113
Municipals	10,847	2,245	27,008	9,851	37,855	12,096
Corporates	6,568	469	1,508	492	8,076	961

Total temporarily impaired securities	$95,023	$11,883	$85,899	$22,522	$180,922	$34,405

As of September 30, 2023, the Bank owned 121 securities in an unrealized loss position. Of the securities, 51 were S&P rated AAA, 63 were rated AA, five were rated A, one was rated BBB, and one was non-rated. As of September 30, 2023, 53 of these securities were municipal issues, 60 were backed by the U.S. government, and eight were issues of publicly traded domestic corporations. The Company monitors its municipal and corporate securities by periodically reviewing the issuer’s cash-flow and revenue streams, as well as other economic factors that could affect the issuer’s ability to service and/or repay the debt.

The Company has evaluated available for sale securities in an unrealized loss position for credit related impairment at September 30, 2023 and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuers to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments before recovery of its amortized cost basis, nor is it likely that management will be required to sell the securities. As such, there was not an allowance for credit losses on available-for-sale securities at September 30, 2023.

The Company’s held-to-maturity portfolio is covered by the explicit or implied guarantee of the United States government or one of its agencies and rated investment grade or higher. As a result, the Company did not have an allowance for credit losses on held-to-maturity securities as of September 30, 2023 or upon adoption of ASC 326.

All held-to-maturity and available for sale securities were current with no securities past due or on nonaccrual as of September 30, 2023.

Note 6 – Securities (continued)

There were no sales of available-for-sale securities during the three and nine months ended September 30, 2023 and 2022.

The amortized costs and fair values of securities at September 30, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2023
	Amortized
	Costs	Fair Value
Held-to-maturity:
Due in one year or less	$ -	$ -
Due after one year through five years	-	-
Due after five years through ten years	2,422	2,079
Due after ten years	1,204	949

Total securities Held-to-maturity	$ 3,626	$ 3,028

	Amortized
	Costs	Fair Value
Available-for-sale:
Due in one year or less	$ 5,963	$ 5,879
Due after one year through five years	43,680	39,461
Due after five years through ten years	66,288	56,046
Due after ten years	103,740	80,591

Total securities Available-for-sale	$ 219,671	$ 181,977

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

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 was as follows (dollars in thousands):

Note 7 – Business Segments (continued)

Business Segments			Investment
	Community		Advisory
	Banking	Mortgage	Services	Total
For the three months ended September 30, 2023
Net interest income	$ 7,364	$ -	$ -	$ 7,364
Recovery of credit losses	(164)	-	-	(164)
Net interest income after recovery of credit losses	7,528	-	-	7,528
Noninterest income	1,162	989	1,050	3,201
Noninterest expenses	6,661	1,073	406	8,140
Income (loss) before income taxes	2,029	(84)	644	2,589
Income tax expense (benefit)	393	(17)	135	511
Net income (loss)	$ 1,636	$ (67)	$ 509	$ 2,078
Total assets	$ 945,407	$ 3,781	$ 11,699	$ 960,887

For the three months ended September 30, 2022
Net interest income	$ 7,900	$ -	$ -	$ 7,900
Recovery of credit losses	(300)	-	-	(300)
Net interest income after recovery of credit losses	8,200	-	-	8,200
Noninterest income	1,423	1,472	959	3,854
Noninterest expenses	7,095	1,280	504	8,879
Income before income taxes	2,528	192	455	3,175
Income tax expense	505	40	56	601
Net income	$ 2,023	$ 152	$ 399	$ 2,574
Total assets	$ 944,890	$ 4,081	$ 13,599	$ 962,570

			Investment
	Community		Advisory
	Banking	Mortgage	Services	Total
For the nine months ended September 30, 2023
Net interest income	$ 22,351	$ -	$ -	$ 22,351
Recovery of credit losses	(278)	-	-	(278)
Net interest income after recovery of credit losses	22,629	-	-	22,629
Noninterest income	3,526	3,065	3,098	9,689
Noninterest expenses	19,751	2,705	1,635	24,091
Income before income taxes	6,404	360	1,463	8,227
Income tax expense	1,248	76	307	1,631
Net income	$ 5,156	$ 284	$ 1,156	$ 6,596
Total assets	$ 945,407	$ 3,781	$ 11,699	$ 960,887

For the nine months ended September 30, 2022
Net interest income	$ 21,414	$ -	$ -	$ 21,414
Recovery of credit losses	(900)	-	-	(900)
Net interest income after recovery of credit losses	22,314	-	-	22,314
Noninterest income	2,909	4,675	2,935	10,519
Noninterest expenses	18,596	3,889	1,634	24,119
Income before income taxes	6,627	786	1,301	8,714
Income tax expense	1,310	165	234	1,709
Net income	$ 5,317	$ 621	$ 1,067	$ 7,005
Total assets	$ 944,890	$ 4,081	$ 13,599	$ 962,570

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

The Company’s primary portfolio segments have changed to align with the methodology applied in estimating the allowance for credit losses under CECL and are reflected as such in the disclosures as of and for the period ended September 30, 2023 as provided below.

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
Residential Consumer Construction/Land

Note 8 – Loans, allowance for credit losses and OREO (continued)

A summary of loans, net (1) is as follows (dollars in thousands):

As of
September 30, 2023
Commercial	$ 65,827
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	128,646
Commercial Mortgages-Non-Owner Occupied	177,073
Commercial Construction/Land	23,745
Consumer
Consumer Open-End	52,023
Consumer Closed-End	25,908
Residential:
Residential Mortgages	103,273
Residential Consumer Construction/Land	30,410

Total loans	$ 606,905

Less allowance for credit losses	7,320

Net loans	$ 599,585

As of
December 31, 2022
Commercial	$ 95,885
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	135,189
Commercial Mortgages-Non-Owner Occupied	206,701
Commercial Construction	12,135
Consumer
Consumer Unsecured	2,828
Consumer Secured	95,131
Residential:
Residential Mortgages	43,049
Residential Consumer Construction	20,707

Total loans	$ 611,625

Less allowance for credit losses	6,259

Net loans	$ 605,366

(1)Includes net deferred costs of $982 and $1,114 as of September 30, 2023 and December 31, 2022, respectively.

Note 8 – Loans, allowance for credit losses and OREO (continued)

The following table presents the amortized cost basis of collateral dependent loans by loan segment:

Collateral Dependent Loans	September 30, 2023
(dollars in thousands)	Business/Other Assets	Real Estate
Commercial	$ 394	$ -
Commercial Real Estate	-	3,736
Consumer	-	307
Residential	-	1,114
Total	$ 394	$ 5,157

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

Note 8 – Loans, allowance for credit losses and OREO (continued)

The following tables present the activity in the allowance for credit losses for the year-to-date periods ended and the distribution of the allowance by segment as of September 30, 2023 and December 31, 2022.

	Allowance for Credit Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Nine Months Ended September 30, 2023

		Commercial
2023	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:

Beginning Balance, December 31, 2022	$ 1,102	$ 2,902	$ 904	$ 1,351	$ 6,259
Adoption of ASU 2016-13	(526)	1,157	257	357	1,245
Charge-Offs	(137)	-	(56)	(3)	(196)
Recoveries	50	91	42	17	200
Provision (Recovery of)	23	(187)	(41)	17	(188)
Ending Balance, September 30, 2023	512	3,963	1,106	1,739	7,320

Ending Balance: Individually evaluated	-	-	-	-	-

Ending Balance: Collectively evaluated	512	3,963	1,106	1,739	7,320

Totals:	$ 512	$ 3,963	$ 1,106	$ 1,739	$ 7,320

Financing Receivables:
Ending Balance: Individually evaluated	$ 394	$ 3,736	$ 307	$ 1,114	$ 5,551

Ending Balance: Collectively evaluated	65,433	325,728	77,624	132,569	601,354

Totals:	$ 65,827	$ 329,464	$ 77,931	$ 133,683	$ 606,905

Note 8 – Loans, allowance for credit losses and OREO (continued)

	As of and For the Year Ended December 31, 2022

		Commercial
2022	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:

Beginning Balance	$ 1,471	$ 3,637	$ 860	$ 947	$ 6,915
Charge-Offs	-	(137)	(25)	-	(162)
Recoveries	104	212	18	72	406
Provision (Recovery of)	(473)	(810)	51	332	(900)
Ending Balance	1,102	2,902	904	1,351	6,259

Ending Balance: Individually evaluated for impairment	-	-	-	-	-

Ending Balance: Collectively evaluated for impairment	1,102	2,902	904	1,351	6,259

Totals:	$ 1,102	$ 2,902	$ 904	$ 1,351	$ 6,259

Financing Receivables:
Ending Balance: Individually evaluated for impairment	$ -	$ 1,072	$ 249	$ 1,345	$ 2,666

Ending Balance: Collectively evaluated for impairment	95,885	352,953	97,710	62,411	608,959

Totals:	$ 95,885	$ 354,025	$ 97,959	$ 63,756	$ 611,625

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

Note 8 – Loans, allowance for credit losses and OREO (continued)

The table below details the amortized cost of the classes of loans by credit quality indicator and year of origination as of September 30, 2023.

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total	Revolving Loans Converted to Term
Commercial:
Risk Rating
Pass	$ 5,114	$ 4,921	$ 9,499	$ 7,010	$ 2,974	$ 19,014	$ 16,426	$ 64,958	$ 43
Special Mention	-	-	-	134	-	-	269	403	-
Substandard	-	19	233	-	7	207	-	466	180
Total	$ 5,114	$ 4,940	$ 9,732	$ 7,144	$ 2,981	$ 19,221	$ 16,695	$ 65,827	$ 223

Commercial Real Estate:
Commercial Mort. - Owner Occupied
Risk Rating
Pass	$ 6,944	$ 22,122	$ 46,430	$ 8,181	$ 9,141	$ 32,094	$ 1,115	$ 126,027	$ 162
Special Mention	-	-	-	-	-	462	-	462	-
Substandard	94.00	107	-	46	290	1,620	-	2,157	-
Total	$ 7,038	$ 22,229	$ 46,430	$ 8,227	$ 9,431	$ 34,176	$ 1,115	$ 128,646	$ 162

Commercial Mort. - Non-Owner Occupied
Risk Rating
Pass	$ 11,874	$ 52,960	$ 35,694	$ 10,344	$ 4,466	$ 54,146	$ 6,416	$ 175,900	$ -
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	1,173	-	-	1,173	-
Total	$ 11,874	$ 52,960	$ 35,694	$ 10,344	$ 5,639	$ 54,146	$ 6,416	$ 177,073	$ -

Commercial Construction/Land
Risk Rating
Pass	$ 553	$ 6,290	$ 9,935	$ 3,096	$ 635	$ 473	$ 2,357	$ 23,339	$ -
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	406	-	-	-	-	406	-
Total	$ 553	$ 6,290	$ 10,341	$ 3,096	$ 635	$ 473	$ 2,357	$ 23,745	$ -

Consumer:
Consumer - Open-End
Risk Rating
Pass	$ -	$ -	$ -	$ -	$ -	$ -	$ 51,804	$ 51,804	$ 1,081
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	219	219	-
Total	$ -	$ -	$ -	$ -	$ -	$ -	$ 52,023	$ 52,023	$ 1,081

Consumer - Closed-End
Risk Rating
Pass	$ 4,128	$ 11,680	$ 675	$ 562	$ 8,034	$ 665	$ -	$ 25,744	$ -
Special Mention	-	-	-	15	-	-	-	15	-
Substandard	-	-	-	-	32	117	-	149	-
Total	$ 4,128	$ 11,680	$ 675	$ 577	$ 8,066	$ 782	$ -	$ 25,908	$ -

Residential:
Residential Mortgages
Risk Rating
Pass	$ 22,245	$ 24,834	$ 10,276	$ 9,110	$ 7,260	$ 26,378	$ -	$ 100,103	$ -
Special Mention	-	-	-	-	-	1,716	-	1,716	-
Substandard	-	-	-	105	56	1,293	-	1,454	-
Total	$ 22,245	$ 24,834	$ 10,276	$ 9,215	$ 7,316	$ 29,387	$ -	$ 103,273	$ -

Residential Consumer Constr./Land
Risk Rating
Pass	$ 6,116	$ 10,745	$ 6,270	$ 2,520	$ 2,173	$ 2,586	$ -	$ 30,410	$ -
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total	$ 6,116	$ 10,745	$ 6,270	$ 2,520	$ 2,173	$ 2,586	$ -	$ 30,410	$ -

Totals:
Risk Rating
Pass	$ 56,974	$ 133,552	$ 118,779	$ 40,823	$ 34,683	$ 135,356	$ 78,118	$ 598,285	$ 1,286
Special Mention	-	-	-	149	-	2,178	269	2,596	-
Substandard	94	126	639	151	1,558	3,237	219	6,024	180
Total	$ 57,068	$ 133,678	$ 119,418	$ 41,123	$ 36,241	$ 140,771	$ 78,606	$ 606,905	$ 1,466

Note 8 – Loans, allowance for credit losses and OREO (continued)

The following table details the current period gross charge-offs of loans by year of origination as of September 30, 2023

Current Period Gross Charge-Offs by Origination Year (in thousands)

	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total	Revolving Loans Converted to Term
Commercial	$ -	$ -	$ -	$ 17	$ -	$ 120	$ -	$ 137	$ -
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Construction/Land	-	-	-	-	-	-	-	-	-
Consumer:
Consumer Open-End	-	-	-	-	-	6	6	12	-
Consumer Closed-End	-	25	19	-	-	-	-	44	-
Residential:
Residential Mortgages	-	-	-	-	-	3	-	3	-
Residential Consumer Construction/Land	-	-	-	-	-	-	-	-	-

Total	$ -	$ 25	$ 19	$ 17	$ -	$ 129	$ 6	$ 196	$ -

Note 8 – Loans, allowance for credit losses and OREO (continued)

The following tables present credit quality information by class of loans as of December 31, 2022.

Credit Quality Information - by Class
December 31, 2022
2022	Pass	Monitor	Special	Substandard	Doubtful	Totals
			Mention
Commercial	$89,889	$4,418	$1,465	$113	$—	$95,885
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	132,686	1,931	—	572	—	135,189
Commercial Mortgages-Non-Owner Occupied	204,810	—	1,182	709	—	206,701
Commercial Construction	12,126	9	—	—	—	12,135
Consumer
Consumer Unsecured	2,809	—	19	—	—	2,828
Consumer Secured	94,788	—	—	343	—	95,131
Residential:
Residential Mortgages	41,591	—	—	1,458	—	43,049
Residential Consumer Construction	19,178	1,529	—	—	—	20,707

Totals	$597,877	$7,887	$2,666	$3,195	$—	$611,625

Loans on Non-Accrual Status

(dollars in thousands)

	CECL			Incurred Loss
	September 30, 2023			December 31, 2022
	Nonaccrual Loans			Nonaccrual Loans
	With No Allowance	With an Allowance	Total
Commercial	$ 72	$ -	$ 72	$ -
Commercial Real Estate:
Commercial Mortgages – Owner Occupied	107	-	107	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	518
Commercial Construction/Land	406	-	406	-
Consumer
Consumer Open-End	-	-	-	-
Consumer Closed-End	-	-	-	20
Residential:
Residential Mortgages	-	-	-	95
Residential Consumer Construction	-	-	-	-
Total	$ 585	$ -	$ 585	$ 633

Note 8 – Loans, allowance for credit losses and OREO (continued)

The following tables present an aging analysis of the loan portfolio by class and past due as of September 30, 2023 and December 31, 2022.

Age Analysis of Past Due Loans as of September 30, 2023
							Recorded
			Greater				Investment
2023	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$72	$—	$—	$72	$65,755	$65,827	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	—	107	—	107	128,539	128,646	—
Commercial Mortgages-Non-Owner Occupied	—	—	—	—	177,073	177,073	—
Commercial Construction/Land	—	—	—	—	23,745	23,745	—
Consumer:
Consumer Open-End	175	—	—	175	51,848	52,023	—
Consumer Closed-End	162	—	—	162	25,746	25,908	—
Residential:
Residential Mortgages	595	—	—	595	102,678	103,273	—
Residential Consumer Construction/Land	—	—	—	—	30,410	30,410	—
Total	$1,004	$107	$—	$1,111	$605,794	$606,905	$—

Age Analysis of Past Due Loans as of December 31, 2022

2022			Greater				Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$52	$194	$—	$246	$95,639	$95,885	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	—	—	—	—	135,189	135,189	—
Commercial Mortgages-Non-Owner Occupied	55	—	—	55	206,646	206,701	—
Commercial Construction	—	397	—	397	11,738	12,135	—
Consumer:
Consumer Unsecured	15	—	—	15	2,813	2,828	—
Consumer Secured	62	—	13	75	95,056	95,131	—
Residential:
Residential Mortgages	139	—	95	234	42,815	43,049	—
Residential Consumer Construction	—	—	—	—	20,707	20,707	—
Total	$323	$591	$108	$1,022	$610,603	$611,625	$—

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

There were no loan modifications to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023.

Troubled Debt Restructurings (TDR)

There were no loan modifications that would have been classified as TDRs during the three and nine months ended September 30, 2022.

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three and nine months ended September 30, 2022.

The Company adopted ASU 2022-02 on January 1, 2023, which eliminated the accounting guidance for TDRs.

ACL on Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $690,000 at September 30, 2023, is separately classified within Other Liabilities on the Consolidated Balance Sheets.

The following table presents the balance and activity in the ACL for unfunded commitments for the nine months ended September 30, 2023:

Allowance for Credit Losses on Unfunded Commitments
Balance, December 31, 2022	$ -
Adoption of ASU 2016-13	779
Recovery of credit losses	(89)
Balance September 30, 2023	$ 690

Note 8 – Loans, allowance for credit losses and OREO (continued)

Other Real Estate Owned

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank which was acquired through purchase at foreclosure or from the borrower through a deed in lieu of foreclosure. OREO decreased to $0 on September 30, 2023 from $566 on December 31, 2022. The decrease was a result of the sale of two OREO properties for a total of $540, one of which had previously been written down by $26. The following table represents the changes in OREO balance during the nine months ended September 30, 2023 and year ended December 31, 2022.

OREO Changes

(dollars in thousands)

	Nine Months Ended Year Ended
	September 30, 2023	December 31, 2022
Balance at the beginning of the year (net)	$566	$761
Transfers from loans	—	—
Capitalized costs	—	—
Valuation adjustments	(23)	(195)
Sales proceeds	(540)	—
Loss on disposition	(3)	—
Balance at the end of the period (net)	$—	$566

At September 30, 2023 and December 31, 2022, the Company had no consumer mortgage loans secured by residential real estate for which foreclosure was in process. The Company held no residential real estate properties in other real estate owned as of September 30, 2023 and December 31, 2022.

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

Fees and Commissions

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

Wealth Management Fees

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

Note 11 – Recent accounting pronouncements and other authoritative guidance

In October 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative”. This ASU incorporates certain U.S. Securities and Exchange Commission (SEC) disclosure requirements into the FASB Accounting Standards Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements.

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

To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The ASU is effective for all entities upon issuance. The Company continues to assess the impact on the Company’s transition away from LIBOR for its loan and other financial instruments and has determined that there is minimal exposure.

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

The allowance for credit losses (ACLL) is management’s estimate of the probable losses expected in our loan portfolio For information on the Company's policies on the ACLL beginning with adoption of CECL on January 1, 2023, please refer to Note 2 – “Accounting Standards Adopted in 2023.” See “Management Discussion and Analysis Results of Operations – Allowance and Provision for Credit losses” below for further discussion of the allowance for credit losses.

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

•Real property located at 19792 Main Street, Buchanan, Virginia. On August 7, 2023, the Bank purchased real property located at 19792 Main Street, Buchanan, Virginia. The building on the property previously served as a bank branch for another financial institution. The Bank anticipates that the cost to upfit the building will be modest. Subject to regulatory approval, the Bank does not anticipate that it will open a branch at this location prior to the first quarter of 2024.

•Real Property located at 2935 Rockfish Valley Highway, Nellysford, Virginia. On September 18, 2023, the Bank purchased real property located at 2935 Rockfish Valley Highway, Nellysford, Virginia. The building on the property previously served as a bank branch for another financial institution. The Bank anticipates that the cost to upfit the building will be minimal. The property is a subject to a restrictive covenant that prohibits the Bank from using the property for any banking-related activity until the covenant expires in September 2025.

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

September 30, 2023
(in thousands)
Commitments to extend credit	$180,365
Letters of Credit	3,208
Total	$183,573

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of September 30, 2023 and December 31, 2022 and the results of operations of Financial for the three and nine month periods ended September 30, 2023 and 2022. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

September 30, 2023 as Compared to December 31, 2022

Total assets were $960,887,000 on September 30, 2023 compared with $928,571,000 at December 31, 2022, an increase of 3.48%. The increase in total assets was primarily due to increases in cash and cash equivalents (primarily Federal funds sold) and, to a lesser extent, the cash value of bank-owned life insurance.

Total deposits increased from $848,138,000 as of December 31, 2022 to $880,203,000 on September 30, 2023, an increase of 3.78%. The increase resulted in large part from increases in time deposits and was offset in part by a decrease in NOW, money market and savings deposits. The increase in time deposits generally was driven by our customers’ decisions to lock in higher rates.

Total loans, excluding loans held for sale, decreased to $606,905,000 on September 30, 2023 from $611,625,000 on December 31, 2022. As discussed in more detail in Note 8, we have changed the classification of our loans to align with the methodology applied in estimating the allowance for credit losses under the newly-adopted current expected credit loss methodology (CECL). Because of this change, it is difficult to compare prior periods with the new segmentation dictated by CECL. Generally, however, the decrease in our loan growth was due to decreased loan demand in all segments due to increased interest rates. Loans, excluding loans held for sale and net of deferred fees and costs and the allowance for credit losses, decreased to $599,585,000 on September 30, 2023 from $605,366,000 on December 31, 2022, a decrease of 0.95%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	September 30, 2023		December 31, 2022
	Amount	Percentage (%)	Amount	Percentage (%)
Commercial	$65,827	10.84	$95,885	15.68
Commercial Real Estate	329,464	54.29	354,025	57.88
Consumer	77,931	12.84	97,959	16.02
Residential	133,683	22.03	63,756	10.42
Total loans	$606,905	100.00	$611,625	100.00

Total nonperforming assets, which consist of non-accrual loans, loans past due 90 days or more and still accruing, and OREO decreased to $585,000 on September 30, 2023 from $1,199,000 on December 31, 2022. As of September 30, 2023, we had no OREO as compared to $566,000 on December 31, 2022. Non-performing loans decreased from $633,000 at December 31, 2022 to $585,000 at September 30, 2023.

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

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure or deeds in lieu of foreclosure. On December 31, 2022, the Bank was carrying two OREO properties on its books at a value of $566,000. The Bank acquired no OREO properties and disposed of both OREO properties during the nine months ended September 30, 2023. As a result, the OREO balance decreased to $0.

Cash and cash equivalents increased to $99,529,000 on September 30, 2023 from $61,762,000 on December 31, 2022. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including Federal funds sold). This increase was due primarily to an increase in Federal funds sold. This increase was offset by a decrease of $9,920,000 in cash and due from banks from December 31, 2022 to September 30, 2023. In addition, cash and cash equivalents are subject to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts.

Securities held-to-maturity were essentially flat, decreasing slightly to $3,626,000 on September 30, 2023 from $3,639,000 on December 31, 2022. This decrease is a result of normal amortization of premiums within the held-to-maturity portfolio.

Securities available-for-sale, which are carried on the balance sheet at fair market value, decreased slightly to $181,977,000 on September 30, 2023, from $185,787,000 on December 31, 2022. During the nine months ended September 30, 2023, the Bank purchased $8,166,000 in available-for-sale securities. The market value of the securities available-for-sale decreased slightly. During the nine months ended September 30, 2023 the Bank did not sell any securities available-for-sale and received $8,775,000 in proceeds from calls, maturities, and paydowns of securities available-for-sale, which contributed to the decrease. There remains an unrealized tax-effected loss of $29,778,000 (or $37,694,000 prior to the tax benefit). Financial does not expect to realize the losses as it has the intent and ability to hold the securities until their recovery, which may be at maturity.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $643,000 at September 30, 2023 as compared to $489,000 at December 31, 2022. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At September 30, 2023, Financial, on a consolidated basis, had liquid assets of $281,506,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, and available-for-sale investments. The Bank has pledged

•approximately $34,000,000 (market value) of our available-for-sale securities as collateral with correspondent banks, including the FHLBA, for collateralized lines of credit;

•approximately, $33,000,000 (market value) of our available-for-sale securities as security for public deposits; and

•approximately $35,800,000 (par value) of our available-for-sale securities as collateral for advances under the Federal Reserve’s Bank Term Funding Program.

Further, if additional liquidity is needed, the Bank has the ability to purchase up to $53,000,000 of Fed funds through the Bank’s correspondent relationships, borrow from the FHLBA using investments within the Bank’s portfolio as collateral, and to borrow from the Federal Reserve Bank’s discount window. In addition to the above, the Bank has borrowing capacity with the FHLBA of approximately $21,700,000 related to loans it has pledged to the FHLBA.

As of September 30, 2023, the Bank has no borrowings from any of these sources. Immediately following the failure of Silicon Valley Bank, out of an abundance of caution the Bank borrowed $14,000,000 from the FHLBA to test its contingency funding plan. Approximately two weeks later, the Bank repaid the advance. During the first nine months of 2023, the Bank did not experience any unusual inflows or outflows of deposits.

Management believes that liquid assets were adequate at September 30, 2023. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments from customers.

While we have not experienced any unusual pressure on our deposit balances or our liquidity position, management continues to closely monitor our sources and uses of funds in order to meet our cash flow requirements while maximizing profits. The Company’s total uninsured deposits, which are the amount of deposits, subject to the aggregation rules, that exceed the FDIC insurance limit (currently $250,000) were approximately $217,000,000, or 24.57% of our total deposits, at September 30, 2023. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

At September 30, 2023, the Bank had a leverage ratio of approximately 9.48%, a Tier 1 risk-based capital ratio and a CET1 ratio of approximately 12.11% and a total risk-based capital ratio of approximately 13.11%. As of September 30, 2023 and December 31, 2022, the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of September 30, 2023 and December 31, 2022:

Bank Level Only Capital Ratios

Analysis of Capital for Bank of the James (Bank only)
(dollars in thousands)

	September 30,	December 31,
Analysis of Capital	2023	2022

Tier 1 capital
Common Stock	$ 3,742	$ 3,742
Surplus	22,325	22,325
Retained earnings	63,442	57,840
Total Tier 1 capital	$ 89,509	$ 83,907

Common Equity Tier 1 Capital (CET1)	$ 89,509	$ 83,907

Tier 2 capital
Allowance for credit losses	$ 7,320	$ 6,259

Total Tier 2 capital:	$ 7,320	$ 6,259
Total risk-based capital	$ 96,829	$ 90,166

Risk weighted assets	$ 738,831	$ 752,515
Average total assets	$ 943,952	$ 934,277

	Actual		Regulatory Benchmarks
			For Capital	For Well
	September 30,	December 31,	Adequacy	Capitalized
	2023	2022	Purposes (1)	Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.48%	8.98%	4.000%	5.000%
Common Equity Tier 1 capital	12.11%	11.15%	7.000%	6.500%
Tier 1 risk-based capital ratio	12.11%	11.15%	8.500%	8.000%
Total risk-based capital ratio	13.11%	11.98%	10.500%	10.000%

(1)Includes the capital conservation buffer of 2.50% for all ratios, excluding the Tier 1 capital to average total assets ratio.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $3,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis at September 30, 2023 would be lower than those of the Bank because a portion of proceeds from the sale of notes previously issued by the holding company were contributed to the Bank as equity.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

Earnings Summary

Financial had net income including all operating segments of $2,078,000 and $6,596,000 for the three and nine months ended September 30, 2023, compared to $2,574,000 and $7,005,000 for the comparable periods in 2022. Basic and diluted earnings per common share for the three and nine months ended September 30, 2023 were $0.46 and $1.44, compared to basic and diluted earnings per share of $0.55 and $1.48 for the three and nine months ended September 30, 2022.

The decrease in net income for the three and nine months ended September 30, 2023, as compared to the prior year periods was due primarily to a significant increase in interest expense of $2,280,000 and $4,975,000 in the three and nine months ended September 30, 2023 from the comparable periods in 2022. The decrease in net income was offset in part by a significant increase in interest income of $1,744,000 and $5,912,000 in the three and nine months ended September 30, 2023 from the comparable periods in 2022.

These operating results represent an annualized return on average stockholders’ equity of 15.68% and 17.20% for the three and nine month periods ended September 30, 2023, compared with 19.47% and 15.45% for the three and nine months ended September 30, 2022. The decrease for the three month period ended September 30, 2023 from the same period in 2022 was due to a decrease in earnings. The increase for the nine month period ended September 30, 2023 as compared to the same period in 2022 was due to a decrease in average stockholders’ equity, which resulted from a decrease in the value of available-for-sale securities which was caused by an application of the mark-to-market accounting rules. In addition, between August 2022 and April 2023, the Company repurchased approximately 197,000 shares of its common stock pursuant to two separate stock repurchase plans. In addition to having a positive impact on earnings per share, these repurchases decreased stockholders’ equity and average stockholders’ equity, leading to a positive impact to the return on stockholders’ equity ratio. The Company had an annualized return on average assets of 0.86% and 0.93% for the three and nine month periods ended September 30, 2023 compared with 1.05% and 0.95% for the three and nine months ended September 30, 2022. The decrease largely resulted from a decrease in net income. The decrease was partially offset by a decrease in average assets, which was caused in part by a decrease in the value of the securities available-for-sale as discussed above. In addition, the average assets for the nine months ended September 30, 2022 reflect the impact of a significant short-term deposit related to a customer transaction.

See “Noninterest Income” below for mortgage business and wealth management segment discussions.

Interest Income, Interest Expense, and Net Interest Income

For the three and nine months ended September 30, 2023, interest income increased to $10,143,000 and $28,824,000 from $8,399,000 and $22,912,000 for the same periods in 2022, due primarily to an increase in interest rates received on our interest earning assets. The average rate on loans was 5.13% and 4.99% for the three and nine months ended September 30, 2023, as compared to 4.37% and 4.18% for the same periods in 2022. The rate on total average earning assets increased during the three and nine months ended September 30, 2023 because of a general increase in market rates. The average rate on average earning assets was 4.43% and 4.30% for the three and nine months ended September 30, 2023 as compared to 3.64% and 3.31% for the three and nine months ended September 30, 2022.

Interest expense increased significantly to $2,779,000 and $6,473,000 for the three and nine months ended September 30, 2023 from $499,000 and $1,498,000 for the three and nine months ended September 30, 2022. The increase for the three and nine months resulted primarily from an increase in deposit balances and an increase interest rates paid on deposits during the first nine months of the year. The Company’s average rate paid on interest bearing deposits was 1.43% and 1.10% for the three and nine months ended September 30, 2023 as compared to 0.15% and 0.16% for the same periods in 2022. The Company’s average rate paid on interest bearing liabilities was 1.49% and 1.18% for the three and nine months ended September 30, 2023 as compared to 0.26% and 0.27% for the same periods in 2022.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and nine months ended September 30, 2023 was $7,364,000 and $22,351,000 as compared to $7,900,000 and $21,414,000 for the same periods in 2022. The net interest margin was 3.21% and 3.33% for the three and nine months ended September 30, 2023 as compared to 3.42% and 3.09% for the comparable periods in 2022. The decrease in the net interest margin for the three month period was primarily due to the rates on interest bearing liabilities repricing more rapidly than the rates on interest earning assets. The increase for the nine month period ended September 30, 2023, was in large part due to interest rates on interest bearing assets increasing more rapidly than the rates received on interest bearing liabilities during the first half of the year. Due to rising inflation, economic uncertainties have arisen that are likely to impact net interest margin. The FOMC implemented a series of interest rate increases that has negatively impacted our net interest margin and is likely to continue to cause long-term uncertainty. Other financial impacts could occur, though such potential impacts are unknown at this time. Because of the interest rate environment, the Bank may need to continue to raise deposit rates, which would have an adverse impact on our margin and profitability. Management expects the Company’s interest rate margin to remain the same or compress in near to mid-term.

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

Noninterest income decreased to $3,201,000 and $9,689,000 for the three and nine month periods ended September 30, 2023 from $3,854,000 and $10,519,000 for same periods in 2022. The decrease for both periods was due to a decrease in gain on sales of loans held for sale, which was primarily caused by a decrease in loan origination volume at the Mortgage division. For the three month period ended September 30, 2023, the decrease was also due to a decrease in service charges, fees and commissions, primarily debit card fees. These decreases were offset in part by an increase in wealth management fees from PWW.

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

Purchase mortgage originations totaled $37,811,000 and $105,228,000, or 89% and 84.80%, respectively, of the total mortgage loans originated in the three and nine months ended September 30, 2023, as compared to $41,436,000 and $128,840,000, or 81.37% and 74.16%, respectively, of the total mortgage loans originated in the same periods in 2022. Because of a rising mortgage interest rate environment, management anticipates that in the short-term purchase mortgage originations will continue to represent a significant percentage of mortgage originations. Management also believes that a continued increase in long-term market interest rates could limit refinancing activity.

Mortgage rates increased dramatically in 2022 and 2023 and these increases continue to have a negative impact on mortgage origination volume. Because of uncertainty surrounding current and near-term economic conditions arising from inflation, and geopolitical and economic concerns, management cannot predict future mortgage rates. Management also believes that the rising interest rates could put revenue from the mortgage segment under additional pressure and mortgage originations will continue to trail 2022.

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

We conduct our investment advisory business through PWW, which Financial acquired on December 31, 2021. PWW is a Lynchburg, Virginia-based investment advisory firm that has approximately $680 million in assets under management and advisement as of September 30, 2023. PWW operates as a subsidiary of Financial. PWW generates revenue primarily through investment advisory fees. The investment advisory fees will vary based on the value of assets under management. Assets under management may fluctuate due to both client action and fluctuations in the equity and debt markets. Despite the potential for fluctuation, we anticipate that PWW will continue to contribute meaningfully to the Company’s consolidated net income.

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

Noninterest Expense

Noninterest expense for the three and nine months ended September 30, 2023 decreased by $739,000 and $28,000 to $8,140,000 and $24,091,000 from $8,879,000 and $24,119,000 for the same periods in 2022, decreases of 8.32% and 0.12%, respectively. These decreases resulted primarily from decreases in equipment, other real estate expenses and other expenses. Other expense decreased in the three and nine months ended September 30, 2023 because the Bank recorded a one-time expense related to a previously disclosed fraud in the third quarter of 2022. The decrease in the three months ended September 30, 2023 was also due to an adjustment in amortization of intangibles. The decreases for both periods were offset in part by modest increases in salaries and employee benefits. FDIC insurance expense increased for the three months ended September 30, 2023, primarily due to an adjustment in the accrual. Total personnel expense was $4,683,000 and $13,296,000 for the three and nine month period ended September 30, 2023 as compared to $4,529,000 and $13,051,000 for the same periods in 2022. Personnel expense remained relatively flat because of management’s decision to not fill every vacancy.

Allowance and Provision for Credit Losses

The allowance for credit losses represents an amount that, in our judgment, will be adequate to absorb probable losses expected in the loan portfolio. The provision for credit losses increases the allowance, and loans charged-off, net of recoveries, reduce the allowance. The provision for the allowance for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management. As discussed below, loans having a risk rating of 7 or below that are significantly past due, and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, and loan performance measures. Based on the application of the credit loss calculation, the Bank recovered $164,000 and $278,000 for the three and nine months ended September 30, 2023 as compared with recoveries of $300,000 and $900,000 for the same periods in 2022. The decrease in loans, net of allowance for credit losses from December 31, 2022 to September 30, 2023 was the primary factor driving the recovery.

We adopted CECL effective January 1, 2023. The provision for the three and nine months ended September 30, 2023 was determined under CECL while the provision for the same periods in 2022 was determined under the incurred loss model. As a result of the adoption of CECL, we recorded a net decrease to retained earnings of $1,599,000 as of January 1, 2023 for the cumulative effect of adopting CECL. The change from incurred loss method to CECL impacts the comparability of the allowance between periods.

At September 30, 2023, the allowance for credit losses was 1.21% of total loans outstanding, versus 1.02% and 1.03% of total loans outstanding at December 31, 2022 and September 30, 2022, respectively. The increase in the allowance for credit losses was largely driven by the adoption of CECL. The allowance for credit losses for individually evaluated loans was $0 at both September 30, 2023 and December 31, 2022. As shown in Note 8, the total balance in the allowance increased, from $6,259,000 (under the incurred loss method) as of December 31, 2022 to $7,320,000 (under CECL) on September 30, 2023.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for credit losses and constitute a realized loss. We had charged-off loans of $144,000 and $196,000 for the three and nine month periods ended September 30, 2023 as compared to $1,000 and $10,000 for the same periods in 2022. While a charged-off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. We had recoveries of $8,000 and $200,000 for the three and nine month periods ended September 30, 2023 as compared to recoveries of $79,000 and $389,000 for the same periods in 2022.

No nonaccrual loans were excluded from the individually evaluated loan disclosures at September 30, 2023 and December 31, 2022. If interest on these loans had been accrued, such income cumulatively would have approximated $43,000 and $79,000 on September 30, 2023 and December 31, 2022, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

Income Taxes

For the three and nine months ended September 30, 2023, Financial had an income tax expense of $511,000 and $1,631,000 as compared to $601,000 and $1,709,000 for the same periods in 2022. This represents an effective tax rate of 19.74% and 19.82% for the three and nine months ended September 30, 2023 as compared with 18.93% and 19.61% for the three and nine months ended September 30, 2022. Our effective rate was lower than the statutory corporate tax rate in all periods primarily because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance, and interest earned on tax free municipal bonds.

Schedule I

Net Interest Margin Analysis
Average Balance Sheets
For the Three Months Ended September 30, 2023 and 2022
(dollars in thousands)
	2023			2022
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned
	Sheet	Expense	Paid	Sheet	Expense	/Paid
ASSETS
Loans, including fees (1)(2)	$612,021	$7,917	5.13%	$615,208	$6,776	4.37%
Loans held for sale	4,421	73	6.55%	4,217	54	5.08%
Federal funds sold	61,026	812	5.28%	46,147	262	2.25%
Interest-bearing bank balances	7,972	134	6.67%	18,853	101	2.13%
Securities (3)	222,969	1,204	2.14%	230,986	1,210	2.08%
Federal agency equities	1,249	8	2.54%	1,271	5	1.56%
CBB equity	116	—	- %	116	—	- %

Total earning assets	909,774	10,148	4.43%	916,798	8,408	3.64%

Allowance for credit losses	(7,563)			(6,633)
Non-earning assets	51,335			58,820

Total assets	$953,546			$968,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	399,690	677	0.67%	459,755	114	0.10%
Savings	121,311	217	0.71%	138,016	19	0.05%
Time deposits	196,169	1,683	3.40%	130,885	143	0.43%

Total interest bearing deposits	717,170	2,577	1.43%	728,656	276	0.15%

Other borrowed funds
Other borrowings	10,112	98	3.84%	10,672	117	4.35%
Financing leases	3,194	22	2.73%	3,546	24	2.69%
Capital Notes	10,040	82	3.24%	10,035	82	3.24%
Total interest-bearing liabilities	740,516	2,779	1.49%	752,909	499	0.26%

Noninterest bearing deposits	152,485			156,946
Other liabilities	7,981			6,679

Total liabilities	900,982			916,534

Stockholders' equity	52,564			52,451

Total liabilities and stockholders’ equity	$953,546			$968,985

Net interest earnings		$7,369			$7,909

Net interest margin			3.21%			3.42%

Interest spread			2.94%			3.38%

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

Net Interest Margin Analysis
Average Balance Sheets
For the Nine Months Ended September 30, 2023 and 2022
(dollars in thousands)
	2023			2022
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned
	Sheet	Expense	Paid	Sheet	Expense	/Paid
ASSETS
Loans, including fees (1)(2)	$618,152	$23,082	4.99%	$600,286	$18,779	4.18%
Loans held for sale	3,548	169	6.37%	3,978	130	4.37%
Federal funds sold	42,148	1,601	5.08%	82,142	463	0.75%
Interest-bearing bank balances	8,718	375	5.75%	18,853	135	0.96%
Securities (3)	223,391	3,563	2.13%	220,863	3,384	2.05%
Federal agency equities	1,291	49	5.07%	1,244	36	3.87%
CBB equity	116	—	- %	116	—	- %

Total earning assets	897,364	28,839	4.30%	927,482	22,927	3.31%

Allowance for credit losses	(7,611)			(6,829)
Non-earning assets	55,636			66,214

Total assets	$945,389			$986,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	409,373	1,557	0.51%	456,851	318	0.09%
Savings	122,943	359	0.39%	131,266	56	0.06%
Time deposits	176,628	3,918	2.97%	136,949	467	0.46%

Total interest bearing deposits	708,944	5,834	1.10%	725,066	841	0.16%

Other borrowed funds
FHLB borrowings	821	31	5.05%	—	—	- %
Other borrowings	10,255	297	3.87%	10,805	339	4.19%
Financing leases	3,284	66	2.69%	3,640	73	2.68%
Capital Notes	10,039	245	3.26%	10,034	245	3.26%
Total interest-bearing liabilities	733,343	6,473	1.18%	749,545	1,498	0.27%

Noninterest bearing deposits	153,268			170,208
Other liabilities	7,504			6,511

Total liabilities	894,115			926,264

Stockholders’ equity	51,274			60,603

Total liabilities and stockholders’ equity	$945,389			$986,867

Net interest earnings		$22,366			$21,429

Net interest margin			3.33%			3.09%

Interest spread			3.12%			3.04%

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

There have been no significant changes during the quarter ended September 30, 2023, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)Not applicable.

(b)Not applicable.

(c)On February 6, 2023, the Company’s board of directors approved a stock repurchase plan to purchase up to $998,000 of the Company’s common stock. The plan authorizes the Company to make purchases from March 8, 2023 through March 7, 2024, unless extended or sooner terminated. The plan allowed the Company to make purchases in open market transactions or privately negotiated transactions, in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Pursuant to the Plan, the Company purchased an aggregate of 85,319 shares between the adoption date and April 6, 2023. Because the Company used substantially all of the funds allocated under the Plan, on April 18, 2023, the Company’s board of directors terminated the repurchase plan. Following the termination, the Company does not have a stock repurchase plan in place and consequently repurchased no shares during the quarter ended September 30, 2023.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2023
31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2023
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, dated November 13, 2023
101

The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2023 and 2022 (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2023 and 2022 (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2023 and 2022; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.
Date: November 13, 2023	By /S/ Robert R. Chapman III Robert R. Chapman III, President (Principal Executive Officer)
Date: November 13, 2023	By /S/ J. Todd Scruggs J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)