Form 10-K
period 2023-12-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2024-03-27
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-K

___________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023 or
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes    ☑    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section13 or Section 15(d) of the Act.        Yes    ☑    No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☑    No    

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☑    Yes        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).     ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☐Yes    ☑    No

The aggregate value of the voting common equity held by nonaffiliates as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $35,259,452 based on the price at which the common stock last traded on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $2.14 par value as of March 31, 2024 was approximately 4,543,338.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2024 Proxy Statement to be used in conjunction with the Annual Meeting of Shareholders, scheduled to be held on May 21, 2024, are incorporated by reference into Part III of this Form 10-K

PART I

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

Products and Services

Retail and Commercial Banking

The Bank currently conducts business within Virginia from 17 full-service offices, two limited service offices, and one residential mortgage loan production office. The location of and services provided by each of our facilities is described in “Item 2. Properties” below. The Bank established a mortgage loan origination division that conducts business under the name “Bank of the James Mortgage, a Division of Bank of the James” (the “Mortgage Division”). The Mortgage Division conducts business primarily from the division’s main office located in the Forest branch of the Bank and has opened several satellite offices throughout our market area. In addition, the Bank expanded into Charlottesville in 2013 (opening a full-service branch in 2015), Harrisonburg in 2014 (opening a full-service branch in 2015), Appomattox in 2016 (opening a permanent full-service branch in 2017), Roanoke in 2013 (opening permanent a full-service branch in 2017), Blacksburg in 2018 (opening a mortgage origination office), Lexington in 2019 with a full-service branch, and Rustburg in 2019 with a full-service branch.

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

Investment Advisory Services. We provide investment advisory services through Financial’s wholly-owned subsidiary, Pettyjohn, Wood & White, Inc. (“PWW”), a Lynchburg, Virginia-based investment advisor registered with the Securities and Exchange Commission. Financial purchased the issued and outstanding shares of PWW on December 31, 2021. PWW generates revenue primarily through investment advisory fees.

Other Activities

We provide brokerage and investment services through the Bank’s Investment division (“Investment Division”). The Investment Division provides securities brokerage services to Bank customers and others through an agreement with Osaic Institutions, Inc. (“Osaic”), a registered broker-dealer. Under our agreement, Osaic operates a service center at the main office located at 828 Main St, Lynchburg, Virginia. To date the operating results of the Investment Division have not had a material impact on our financial performance.

We provide insurance and annuity products through BOTJ Insurance as an agent for national insurance companies. As of the date hereof, we offer the following insurance products: life insurance, fixed annuities, and disability insurance. We began providing these services in September 2008. To date the operating results of BOTJ Insurance have not had a material impact on our financial performance.

Employees

As of March 15, 2024, we had approximately 172 employees, 163 of which are full-time and nine of which are part-time. None of our employees are represented by any collective bargaining agreements, and relations with employees are considered excellent. We maintain employee benefit programs that include health insurance, a health savings account, a 401(k) plan, and an employee stock purchase plan.

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

Region 2000 has a broad range of services, light industry, and manufacturing plants. Principal service, industrial, research and development employers include: BWX Technologies, Inc. (nuclear fuel); Framatome (nuclear services); Centra Health, Inc. (health care services); Southern Air, Inc. (mechanical and HVAC contractors); Shentel (telecommunications services); Frito-Lay, Inc. (snack foods); U.S. Pipe (ductile iron pipe); as well as six colleges and universities including Randolph College, Sweet Briar College, Liberty University, and the University of Lynchburg.

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

In 2023, the Bank expensed $419,000 in FDIC assessments which compared to $500,000 in 2022. Any increases in FDIC insurance premiums could adversely affect the Bank’s profitability.

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

Safety and Soundness. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” all such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2023, the Bank was considered “well-capitalized.”

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

Cybersecurity. The federal bank regulatory agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a banking organization’s board of directors. This guidance, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal bank regulatory agencies expect financial institutions to establish appropriate security controls and to ensure that their risk management processes address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyberattack. If we fail to meet the expectations set forth in such regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

In November 2021, the federal bank regulatory agencies issued a final rule to improve the sharing of information about cyber incidents that may affect the U.S. banking system. The rule, which became effective on May 1, 2022, requires a banking organization to notify its primary federal regulator within 36 hours of determining that a “computer-security incident” has materially affected - or is reasonably likely to materially affect - the viability of the banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours.

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

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. In particular, we are subject to risk from decisions of the FOMC to continue to increase the fed funds target rate. Such an increase could subject us to interest rate risk by, among other things, a) requiring us to increase the rates paid on deposit accounts; and b) further decreasing the value of certain assets, including our loans and investment securities. Conversely, while rate cuts by the FOMC would result in an increase in the value of our loans and investment securities, such cuts are likely to put pressure on our net interest margin. While is it is not possible to fully predict the nature or impact of future changes in monetary and fiscal policies, we anticipate that rate changes in 2024 could have a negative impact on our results of operations and/or financial condition.

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

Item 1A.Risk Factors

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

Our success depends primarily on the general economic conditions of the primary markets in Virginia in which we operate and where our loans are concentrated. Unlike nationwide banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Lynchburg metropolitan statistical area (“MSA”). Lynchburg’s MSA, which is often referred to as Region 2000, consists of approximately 2,122 square miles, and includes the City of Lynchburg and the Counties of Bedford, Campbell, Amherst and Appomattox. To a lesser extent, our lending market includes the Roanoke, Charlottesville and Harrisonburg MSAs. Our branches in localities outside of Region 2000 have a short operating history. As of December 2023, the Lynchburg MSA had an unemployment rate (not seasonally adjusted) of 3.2%, as compared to a statewide average unemployment rate of 3.0%.

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

The COVID-19 pandemic negatively impacted the local, state, national, and world economies. The pandemic created economic and financial disruptions that have adversely affected, and have the potential to continue to adversely affect, the Company’s business, financial condition, liquidity and results of operations. Although the pandemic has subsided, a resurgence of COVID-19 or other pandemics could adversely impact our business, financial condition, liquidity and results of operations. The impact would depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the resurgence of COVID-19 or subsequent pandemics, the effectiveness of the Company’s business continuity plan, the direct and indirect impact of the resurgence or pandemic on the Company’s employees, customers, clients, and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.

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

A significant portion of our total loan portfolio contains real estate loans with balances in excess of $1,000,000. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, which could result in a net loss of earnings, an increase in the provision for credit losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Commercial real estate loans increase our exposure to credit risk.

A majority of our loan portfolio is secured by commercial real estate. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. An adverse development with respect to one lending relationship can expose us to a significantly greater risk of loss as compared with a single-family residential mortgage loan because we typically have more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. These loans represent higher risk and could result in a sharp increase in loans charged-off and could require us to significantly increase our allowance for credit losses, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

If we suffer credit losses from a decline in credit quality, our earnings will decrease.

We could sustain losses if borrowers, guarantors or related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for credit losses, that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

These policies and procedures necessarily rely on our making various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for credit losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. Any future additions to our allowance could materially decrease our net income.

In addition, the Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions (the “BFI”) periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as required by regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Our allowance may not be adequate to cover actual credit losses.

A significant source of risk arises from the possibility that we could sustain losses due to loan defaults and nonperformance on loans. We maintain an allowance in accordance with GAAP to provide for such defaults and other nonperformance. As of December 31, 2023, our allowance as a percentage of total loans was 1.22% and our allowance as a percentage of nonperforming loans was 1,895%. The determination of the appropriate level of allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, many of which are beyond our control. In addition, our underwriting policies, adherence to credit monitoring processes and risk management systems and controls may not prevent unexpected losses. Our allowance may not be adequate to cover actual credit losses. Moreover, any increase in our allowance will adversely affect our earnings by decreasing our net income.

In June 2016, the FASB issued a new accounting standard, commonly referred to as the Current Expected Credit Losses (CECL) standard, which replaced the current approach under GAAP for establishing our allowance for credit losses. We adopted the standard on January 1, 2023. Prior to CECL, our allowance for credit losses generally considered only past events and current conditions. The CECL methodology requires a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. The CECL standard requires us to record, at the time of origination, credit losses expected throughout the life of our loans, as opposed to the current practice of recording losses when it is probable that a loss event has occurred. CECL requires advanced modeling techniques, heavy reliance on assumptions, and dependence on historical data that may not accurately forecast losses. CECL can result in greater volatility in the level of the allowance for credit losses, depending on various factors and assumptions applied in the model, such as the forecasted economic conditions in the foreseeable future and loan payment behaviors. Any increase in the allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, can have an adverse effect on our financial condition and results of operations.

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

While we intend to originate these types of loans in a manner that is consistent with safety and soundness, these non-residential loans generally expose us to greater risk of loss than one- to four-family residential mortgage loans, as repayment of such commercial and industrial loans generally depends, in large part, on the borrower’s business to cover operating expenses and debt service. In addition, these types of loans typically involve larger loan balances to single borrowers or groups of related borrowers, as compared to one- to four-family residential mortgage loans. Changes in economic conditions that are beyond our or the borrower’s control could adversely affect the value of the security for the loan, including the future cash flow of the affected business. As we increase our portfolio of these loans, we may experience higher levels of non-performing assets or credit losses, or both.

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

Severe weather, natural disasters, acts of war or terrorism or other adverse external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism or other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We manage our credit exposure through careful monitoring of lending relationships and loan concentrations in particular industries, and through loan approval and review procedures. The adequacy of our allowance for credit losses is crucial in monitoring credit exposure. While our board and senior management are continuing to improve the Bank’s risk management framework and align the Bank’s risk philosophy with its capital and strategic plans, failure to continue to improve such risk management framework could have a material adverse effect on our financial condition and results of operations. We can make no assurances that our credit loss reserves will be sufficient to absorb future credit losses or prevent a material adverse effect on our business, financial condition or results of operations.

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

In an effort combat inflation, the Federal reserve raised rates in 2022. Interest rates increased rapidly. On December 31, 2021, the Fed funds target rate was 0% to 0.25%. By June 30, 2022, the target rate stood at 1.5% to 1.75% and by December 31, 2022 the rate was 4.25% to 4.5%. By December 31, 2023, the target rate had increased to 5.25% to 5.5% where it currently remains. These increases generally had an adverse impact on the value of our securities available-for-sale portfolio.

From time to time, we hold as investments certain securities that have unrealized losses. As of December 31, 2022 and December 31, 2023, we had unrealized losses in our available-for-sale securities portfolio net of taxes of $26,781,000 and $21,615,000, respectively. While we currently maintain substantial liquidity which supports our intent and ability to hold these investments until they mature, or until there is a market price recovery, if we were to cease to have the ability and intent to hold these investments until maturity or if the market prices do not recover, and we were to sell these securities at a loss, it could adversely affect our net income and thereby our capital.

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

Due to strong competition, our investment advisory business may not be able to attract and retain clients. Competition is strong because there are numerous well-established and successful investment management and wealth advisory firms including commercial banks and trust companies, investment advisory firms, mutual fund companies, stock brokerage firms, and other financial companies. Many of our competitors have greater resources than we have. Our ability to successfully attract and retain investment advisory clients is dependent upon our ability to compete with competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities. If we are not successful, our results of operations and financial condition may be negatively impacted.

The investment advisory industry is subject to extensive regulation, supervision and examination by regulators, and any enforcement action or adverse changes in the laws or regulations governing our business could decrease our revenues and profitability.

As an investment advisor registered with the Securities and Exchange Commission, PWW is subject to regulation by a number of regulatory agencies that are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the event of non-compliance with regulation, governmental regulators, including the SEC, and the Financial Industry Regulatory Authority, may institute administrative or judicial proceedings that may result in censure, fines, civil penalties, the issuance of cease-and-desist orders or the deregistration or suspension of the non-compliant broker-dealer or investment adviser or other adverse consequences. The imposition of any such penalties or orders could have a material adverse effect on the wealth management segment’s operating results and financial condition. We may be adversely affected as a result of new or revised legislation or regulations. Regulatory changes have imposed and may continue to impose additional costs, which could adversely impact our profitability.

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

As a bank holding company, we are primarily regulated by the Federal Reserve. The Bank is primarily regulated by the BFI and the Federal Reserve. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a financial institution, the classification of assets by a financial institution and the adequacy of a financial institution’s allowance for credit losses. The Company periodically reviews its policies, procedures and limits, and undertakes reporting, to ensure all guidance is appropriate for the Bank’s current and planned operations and aligns with regulatory expectations. In this regard, regulatory authorities may impose particular requirements on the Bank, which could have a material adverse effect on our results of operations. Any change in such regulation and regulatory oversight, whether in the form of regulatory policy, regulations or legislation, could have a material impact on us and our operations. Further, our compliance with Federal Reserve and the BFI regulations is costly. Because our business is highly regulated, the applicable laws, rules and regulations are subject to regular modification and change. Laws, rules and regulations may be adopted in the future that could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects. For instance, such changes may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements by our regulators.

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

Regulatory authorities continue to implement provisions of the Dodd-Frank Reform Act and other financial sector regulatory requirements. Additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities. The effects of any recently enacted, or proposed, legislation and regulatory programs on us cannot reliably be determined at this time.

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

Item 1B.Unresolved Staff Comments

None.

Item 1.C.Cybersecurity

As a publicly-traded financial institution, we are subject to various cybersecurity risks that could adversely affect our business, financial condition, results of operations and reputation, including, but not limited to, cyber-attacks against us or our service providers focused on gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. As described below, we have risk management and governance practices and processes designed to address these risks.

The Company has established an enterprise risk management framework that outlines the processes and procedures the Company uses to identify, assess, mitigate, and monitor the risks faced by the Company, including cybersecurity risk. Within the overarching enterprise risk management framework, we have an information security program (“ISP”) designed to preserve the confidentiality, integrity, and availability of information or data on our systems and those of our service providers, as documented in our information security policy.

The Company maintains an ISP to support the management of cybersecurity risk as an integral component of the Company’s ERM framework. The ISP encompasses the Company’s cybersecurity policies and practices and procedures that we use to identify, assess, mitigate, and monitor the risks faced by the Company. In addition, as part of the ISP, the Company has a Cyberecurity Incident Response Policy (“CIRP”) and Incident Response Team (“IRT”).

The IRT includes members of executive and senior management and other employees, including representatives from audit, compliance, human resources, finance, credit, information technology, information security, and legal. The IRT manages how incidents are defined, identified, and classified and ensures that procedures are in place to properly escalate, report and respond to incidents, as they are defined in the policy. The CIRP covers incident preparation, detection, analysis, and declaration, as well as plan execution and process guides for specific scenarios. Post incident activity, which covers incident termination, metrics, lessons learned, evidence retention, and plan maintenance is also included. The ISP follows relevant industry frameworks and standards set by the relevant legal and regulatory authorities and is being updated to align with the NIST Cybersecurity Framework 2.0.

The Board is responsible for the oversight of cybersecurity risk management. In 2022, we elevated the Enterprise Risk Committee to a “committee of the whole” of the Bank’s board of directors. At the second board meeting of each calendar quarter, a significant portion of the meeting is dedicated to enterprise risk management. At that board meeting, management presents the enterprise risk management matrix, including the portions related to cybersecurity, to the board. In addition, the board receives regular reports from management on our cybersecurity threat risk management and strategic processes on topics including information on any cybersecurity incidents (including any remedial actions), including, for example, results of our EDR and XDR programs.

At the management level, the company has designated an information security officer (“ISO”). Our ISO is responsible for the overall administration and execution of the ISP and reports to our EVP-General Counsel. Our ISO has over twenty years of experience working in information security. The ISO monitors the security of, among other things, systems, applications, tools, databases, computers, websites, cloud infrastructure, vendor tools, and user access systems. The ISO also works with and oversees third-party vendors that provide us with information security services and products. The ISO performs an annual information security risk assessment, which, among other things, documents inherent risk levels and controls in place to manage those risks. The information security risk assessment is presented to the Board annually. The ISO has various professional certifications in relevant fields. The ISO is responsible for administering and executing the ISP and formulating a risk-based approach for evaluating and managing technology and cybersecurity threats.

Management determines and prioritizes appropriate risk responses for each identified enterprise risk. In doing so, executive and senior management work directly with our information technology team and our ISO. Management is accountable for our day-to-day risk management activities.

We strive to minimize the occurrence of cybersecurity incidents and the risks resulting from such incidents. However, when a cybersecurity incident does occur, the Company has in place an incident response program to guide our assessment of and response to the incident. The ISO coordinates the Company’s response to a cybersecurity incident, including investigating, recording and evaluating any potential, suspected or confirmed incidents involving non-public customer information or Company confidential information.

On a regular basis, the ISO reports to executive management and the Board information security risk issues, risk mitigation progress and developments, and information security enhancement initiatives. The ISO also reports the status of information security-related key risk indicators to executive management.

The Company employs third parties in certain aspects of its information security and cybersecurity risk management. For example, we engage third parties to assess the information security risks related to our ISP as well as information security products, services, and security infrastructure. We have adopted a Third-Party Relationship Risk Management Program to help us effectively assess, measure, monitor and control the risks associated with third party relationships, including those related to information security. The board and senior management are responsible for all vendor relationships. The ISO assesses and monitors information risks posed by third parties and any non-compliance with the controls created to address such risks. With respect to cybersecurity incidents affecting our third-party service providers, the ISO works with our service providers to understand and document any incidents, along with managing the impact to us and reporting such incidents to executive management, and, if applicable, the Board. We utilize endpoint detection and response (EDR) and extended detection and response (XDR) platforms which both align to the MITRE ATT&CK® knowledge base for threat modeling and methodologies. These assist us in detecting, investigating, and responding to actual and potential security incidents.

Based on information known to us, to date, we have not incurred any material losses related to cybersecurity incidents. However, the risk management and governance processes described above may not be sufficient to prevent cybersecurity incidents, and we could incur substantial costs and suffer other negative consequences from cybersecurity incidents. We can give no assurance that we have detected or protected against all cybersecurity threats or incidents. Please refer to “A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses” included “Item 1A, Risk Factors” of this Annual Report on Form 10-K for additional information about material risks related to cybersecurity threats.

Item 2. Properties

Current Locations and Property

Depending on such factors as cost, availability, and location, we may either lease or purchase our operating facilities. The existing facilities that we have purchased typically have been former branches of other financial institutions. As of March 27, 2024 the Bank conducts its operations from 19 locations, of which we own 11 and lease 8. The following table describes the location and general character of our operating facilities:

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

(8)Base lease expires February 28, 2029. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.

We believe that each of these operating facilities is maintained in good operating condition and is suitable for our operational needs.

Interest in Additional Properties

The Bank recently acquired the following two properties in which it intends to open branches in 2024:

•Real property located at 19792 Main Street, Buchanan, Virginia. On August 7, 2023, the Bank purchased real property located at 19792 Main Street, Buchanan, Virginia. The building on the property previously served as a bank branch for another financial institution. The Bank anticipates that that it will open a branch at this location during the second quarter of 2024.

•Real Property located at 2935 Rockfish Valley Highway, Nellysford, Virginia. On September 18, 2023, the Bank purchased real property located at 2935 Rockfish Valley Highway, Nellysford, Virginia. The building on the property previously served as a bank branch for another financial institution. The Bank anticipates that the cost to upfit the building will be minimal. The property is a subject to a restrictive covenant that prohibits the Bank from using the property for any banking-related activity until the covenant expires in September 2025. We anticipate that we will open a temporary location in the vicinity of this property in the second quarter of 2024.

The Bank has received regulatory approval to open the permanent location in Buchanan and the temporary location in Nellysford.

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

PART II

Item 5.Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices and Dividends

As of January 25, 2012, the Common Stock of Financial is traded on the NASDAQ Capital Market LLC (NASDAQ) under the symbol “BOTJ.” Prior to this time, the Common Stock of Financial was quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol “BOJF” (“BOJF.OB” on some systems) and transactions generally involved a small number of shares.

As of March 31, 2024, there were approximately 4,543,338 shares of Common Stock outstanding, which shares are held by approximately 1,500 active shareholders of record.

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

On January 16, 2024 Financial declared a cash dividend for the fourth quarter of 2023 of $0.10 per common share. The dividend was paid on March 15, 2024 to shareholders of record at the close of business on March 1, 2024. Financial will evaluate the factors set forth above when making a determination of whether to continue to pay a cash dividend in 2024.

Financial does not have an active stock repurchase plan and during the quarter ended December 31, 2023, Financial repurchased no shares of common stock.

On February 6, 2023, the Company’s board of directors approved a stock repurchase plan to purchase up to $998,000 of the Company’s common stock. The plan authorized the Company to make purchases from March 8, 2023 through March 7, 2024, unless extended or sooner terminated. The plan allowed the Company to make purchases in open market transactions or privately negotiated transactions, in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Pursuant to the Plan, the Company purchased an aggregate of 85,319 shares between the adoption date and April 6, 2023. Because the Company used substantially all of the funds allocated under the Plan, on April 18, 2023, the Company’s board of directors terminated the repurchase plan. Following the termination, the Company did not have a stock repurchase plan in place.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist readers in understanding and evaluating our financial condition and results of operations. You should read this discussion in conjunction with our financial statements and accompanying notes included elsewhere in this report. Bank of the James Financial Group, Inc. (“Financial”) has no material operations and conducts no business other than the ownership of its operating subsidiaries, Bank of the James (and its divisions and subsidiary), and Pettyjohn, Wood & White, Inc., which was acquired on December 31, 2021. However, for ease of reading and because our financial statements are presented on a consolidated basis, references to “we,” “us,” or “our” refer to Financial, Bank of the James, and their divisions and subsidiaries as appropriate.

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

•problems with technology utilized by us;

•potential exposure to fraud, negligence, computer theft and cyber-crime, and the Company's ability to maintain the security of its data processing and information technology systems

•operating, legal and regulatory risks, including the effects of legislative or regulatory developments affecting the financial industry generally or Financial specifically;

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

•reliance on our management team, including our ability to attract and retain key personnel

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

Although we intend to increase other sources of revenue, our operating results depend primarily upon the Bank’s net interest income, which is determined by the difference between (i) interest and dividend income on earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. The Bank’s net income also is affected by its provision for credit losses, as well as the level of its noninterest income, including deposit fees and service charges, gains on sales of mortgage loans, and its noninterest expenses, including salaries and employee benefits, occupancy expense, data processing expenses, miscellaneous other expenses, franchise taxes, and income taxes. We anticipate that going forward, PWW will enhance our operating results by providing additional noninterest income (generally investment advisory fees less operating expenses).

As discussed in more detail below,

•For the year ended December 31, 2023, Financial had net income of $8,704,000, a decrease of $255,000 from net income of $8,959,000, for the year ended December 31, 2022;

•For the year ended December 31, 2023, earnings per basic and diluted common share were $1.91, as compared to earnings of $1.91 per basic and diluted common share for the year ended December 31, 2022;

•Net interest income increased to $29,740,000 for the current year from $29,703,000 for the year ended December 31, 2022;

•Noninterest income (exclusive of net gains on sales and calls of securities) decreased to $12,867,000 for the year ended December 31, 2023 from $13,247,000 for the year ended December 31, 2022;

•Total assets as of December 31, 2023 were $969,371,000 compared to $928,571,000 at the end of 2022, an increase of $40,800,000 or 4.39%;

•Net loans (excluding loans held for sale), net of unearned income and the allowance for credit losses, decreased to $601,921, 000 as of December 31, 2023 from $605,366,000 as of the end of December 31, 2022, a decrease of 0.57%; and

•The net interest margin increased 6 basis points to 3.29% for 2023, compared to 3.23% for 2022.

The following table sets forth selected financial ratios:

	For the Year Ended
	December 31,
	2023	2022
Return on average equity	17.07%	15.59%
Return on average assets	0.92%	0.91%
Dividend yield %	2.68%	2.29%
Average equity to total average assets	5.36%	5.86%

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

In response to higher inflation and supply chain issues exacerbated by the war in Ukraine, on March 17, 2022, the FOMC increased the target rate to a range of 0.25% to 0.50%. The FOMC continued to increase the target rate, including raises of 50 basis points on May 5, 2022, 75 basis points on each of June 16, July 27, September 30, and November 2, 2022, 50 basis points on December 14, 2022 and 25 basis points on February 1, 2023, at which point the target rate was 4.50% to 4.75%. In a continued effort to bring the rate of inflation in line with Federal Reserve’s target of 2.0%, on March 22, 2023, May 3, 2023 and July 26, 2023, the FOMC raised the target rate by 25 basis points, bringing the target rate to 5.25% to 5.50%. The FOMC has indicated that may consider cutting the federal funds target rate one or more times in 2024.

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

The Company is utilizing a discounted cash flow model to estimate its current expected credit losses. For the purposes of calculating its quantitative reserves, the Company has segmented its loan portfolio based on loans which share similar risk characteristics. Within the quantitative portion of the calculation, the Company utilizes at least one or a combination of loss drivers, which may include unemployment rates and/or gross domestic product (“GDP”), to adjust its loss rates over a reasonable and supportable forecast period of one year. A straight-line reversion technique is used for the following four quarters, at which time the Company reverts to historical averages. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider qualitative factors, including but not limited to: variability in the economic forecast, changes in volume and severity of adversely classified loans, changes in concentrations of credit, changes in the nature and volume of the loan segments factors related to credit administration, and other idiosyncratic risks not embedded in the data used in the model.

The allowance for credit losses (ACL) is management’s estimate of the probable losses expected in our loan portfolio. For information on the Company’s policies on the ACL beginning with adoption of CECL on January 1, 2023, please refer to Note 2 - “Accounting Standards Adopted in 2023.” See “Management Discussion and Analysis – Analysis of Financial Condition – Asset Quality” below for further discussion of the allowance for credit losses.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2023 compared to year ended December 31, 2022

Net Income

The net income for Financial for the year ended December 31, 2023 was $8,704,000 or $1.91 per basic and diluted share compared with net income of $8,959,000 or $1.91 per basic and diluted share for the year ended December

31, 2022. Note 13 of the consolidated financial statements provides additional information with respect to the calculation of Financial’s earnings per share.

The decrease of $255,000 in 2023 net income compared to 2022 was due in large part to a decrease in the recovery of credit losses of $721,000, from $900,000 for the year ended December 31, 2022 to $179,000 for the year ended December 31, 2023 as well as a decrease in gain on sales of loans held for sale and an increase in salaries and employee benefits. This decrease was offset in part by a decrease in income tax expense, an increase in wealth management fees to $4,197,000 in 2023 from $3,932,000 in 2022 as well as a decrease in other expenses.

These operating results represent a return on average stockholders’ equity of 17.07% for the year ended December 31, 2023 compared to 15.59% for the year ended December 31, 2022. Our return on average stockholder’s equity increased because of a decrease in equity resulting from the repurchase of 85,319 shares of common stock in 2023. The return on average assets for the year ended December 31, 2023 was 0.92% compared to 0.91% in 2022 primarily due to a decrease in average assets, which was offset by a decrease in net income.

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

Interest income increased to $39,362,000 for the year ended December 31, 2023 from $31,853,000 for the year ended December 31, 2022. This increase was due primarily to an increase in the yields on average earning assets which primarily consist of loans and investment securities, as discussed below.

Net interest income for 2023 increased slightly, to $29,740,000 from $29,703,000 in 2022. The rates charged on loans and received on investments grew faster than rates paid on deposits, which was the primary driver in the increase of our net interest income. Our interest expense increased over 348% from $2,150,000 in 2022 to $9,622,000 in 2023. The average balance of interest bearing liabilities decreased 1.09% from $746,479,000 for the year ended December 31, 2022 to $738,335,000 for the year ended December 31, 2023. The average interest rate paid on interest bearing liabilities increased by 101 basis points to 1.30% in 2023 from 0.29% in 2022.

The net interest margin increased to 3.29% in 2023 from 3.23% in 2022. The average rate on earning assets increased 90 basis points from 3.46% in 2022 to 4.36% in 2023 and the average rate on interest-bearing deposits increased from 0.18% in 2022 to 1.23% in 2023. The increase was primarily caused by an increase in average time deposits, which pay a higher rate than demand interest bearing and savings deposits, from $134,821,000 for the year ended December 31, 2022 to $183,256,000 for the year ended December 31, 2023. Because of Financial’s asset interest rate sensitivity, we anticipate that a gradual decrease in interest rates generally would have a negative impact on our results of operations.

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

Net Interest Margin Analysis
Average Balance Sheets
For the Years Ended December 31, 2023 and 2022
(dollars in thousands)
	2023			2022
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned
ASSETS	Sheet	Expense	Paid	Sheet	Expense	/Paid
Loans, including fees (1)(2)	$616,047	$31,138	5.05%	$604,990	$25,992	4.30%
Loans held for sale	3,512	240	6.83%	3,913	183	4.68%
Federal funds sold	47,316	2,462	5.20%	68,580	721	1.05%
Interest-bearing bank balances	8,538	496	5.81%	18,005	282	1.57%
Securities (3)	226,637	4,963	2.19%	223,137	4,628	2.07%
Federal agency equities	1,325	82	6.19%	1,251	66	5.28%
CBB equity	116	—	0.00%	116	—	0.00%

Total earning assets	903,491	39,381	4.36%	919,992	31,872	3.46%

Allowance for credit losses	(7,535)			(6,715)
Non-earning assets	54,320			67,230

Total assets	$950,276			$980,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	407,268	2,321	0.57%	454,974	480	0.11%
Savings	123,736	663	0.54%	132,318	75	0.06%
Time deposits	183,256	5,796	3.16%	134,821	732	0.54%

Total interest bearing deposits	714,260	8,780	1.23%	722,113	1,287	0.18%

Other borrowed funds
Other borrowings	10,185	398	3.91%	10,738	440	4.10%
FHLB borrowings	614	31	5.05%	—	—	—
Financing leases	3,236	86	2.66%	3,593	96	2.67%
Capital Notes	10,040	327	3.26%	10,035	327	3.26%
Total interest-bearing liabilities	738,335	9,622	1.30%	746,479	2,150	0.29%

Noninterest bearing deposits	153,009			166,179
Other liabilities	7,955			10,371

Total liabilities	899,299			923,029

Stockholders’ equity	50,977			57,478

Total liabilities and
Stockholders’ equity	$950,276			$980,507

Net interest earnings		$29,759			$29,722

Net interest margin			3.29%			3.23%

Interest spread	3.06%	3.17%

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

	Volume and Rate
	(dollars in thousands)
	Years Ending December 31,
	2023			2022
			Change in			Change in
	Volume	Rate	Income/	Volume	Rate	Income/
	Effect	Effect	Expense	Effect	Effect	Expense
Loans	$474	$4,729	$5,203	$69	$(423)	$(354)
Federal funds sold	(148)	1,889	1,741	(24)	638	614
Interest-bearing deposits	(52)	266	214	(1)	250	249
Securities	71	264	335	1,946	223	2,169
Restricted stock	4	12	16	(2)	1	(1)
Total earning assets	349	7,160	7,509	1,988	689	2,677
Liabilities:
Demand interest bearing	(47)	1,888	1,841	34	—	34
Savings	(5)	593	588	30	(73)	(43)
Time deposits	349	4,715	5,064	(67)	(306)	(373)
FHLB borrowings	—	31	31	—	—	—
Capital notes	—	—	—	—	—	—
Financing leases	(10)	—	(10)	(10)	—	(10)
Other borrowings	(22)	(20)	(42)	—	—	—
Total interest-bearing liabilities	$265	$7,207	$7,472	$(13)	$(379)	$(392)
Change in net interest income	$84	$(47)	$37	$2,001	$1,068	$3,069

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

The Mortgage Division originated 609 mortgage loans, totaling approximately $164,511,000 during the year ended December 31, 2023 as compared with 798 mortgage loans, totaling $213,406,000 in 2022. The decrease in originations was due in large part to a rapid increase in mortgage rates during 2022, particularly the second half of the year. Rates remained elevated throughout 2023 as compared to recent history. Loans for new home purchases comprised 80% of the total volume in 2023 as compared to 75% in 2022. The Mortgage Division’s revenue is derived from gains on sales of loans held-for-sale to the secondary market. For the year ended December 31, 2023, the Mortgage Division accounted for 7.54% of Financial’s total revenue as compared with 11.65% of Financial’s total revenue for the year ended December 31, 2022. Mortgage contributed $452,000 and $790,000 to Financial’s pre-tax net income in 2023 and 2022, respectively. Because of the uncertainty surrounding current and near-term economic conditions, management cannot predict future mortgage rates. Management also anticipates that in the near to medium term if rates continue to stay above 5% to 6% and prices remain relatively steady or increase, refinancing opportunities will be scarce and the majority of the loan mix will continue to lean towards new home purchases and away from refinancing.

Recently, the Mortgage Division has established a presence in the Wytheville market area. Management expects that the Mortgage Division’s reputation in its markets and our recently-added offices and producers present an opportunity for us to continue to grow the Mortgage Division’s market share and, in the longer term, revenue.

Service charges and fees and commissions increased to $3,901,000 for the year ended December 31, 2023 from $3,591,000 for the year ended December 31, 2022 primarily due to increases related to commissions on the sales of securities, debit card fees, and treasury management fees.

Investment provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and in some cases ongoing management fees such as mutual fund 12b-1 fees. Investment’s financial impact on our consolidated revenue has been minimal. Although management cannot predict the financial impact of Investment with certainty, management anticipates it will continue to be a relatively small component of revenue in 2024.

In the third quarter of 2008, we began providing insurance and annuity products to Bank customers and others, through the Bank’s Insurance subsidiary. Insurance generates minimal revenue and its financial impact on our consolidated revenue has been immaterial. Management anticipates that Insurance’s impact on noninterest income will remain immaterial in 2024.

We conduct our investment advisory business through PWW, which Financial acquired on December 31, 2021. PWW is a Lynchburg, Virginia-based investment advisory firm that had approximately $650 million in assets under management and advisement at the time of the acquisition. PWW operates as a subsidiary of Financial. PWW generates revenue primarily through investment advisory fees. The investment advisory fees will vary based on the value of assets under management. Assets under management may fluctuate due to both client action and fluctuations in the equity and debt markets. Despite the potential for fluctuation, we anticipate that PWW will continue to contribute meaningfully to the Company’s consolidated net income. For the year ended December 31, 2022, its first year of operations as a subsidiary of Financial, PWW had fee income of $3,932,000. PWW’s fee income increased to $4,197,000 for the year ended December 31, 2023. For the year ended December 31, 2023 and 2022, PWW accounted for 8.04% and 8.72% of Financial’s total revenue, respectively.

Noninterest income decreased to $12,867,000 in 2023 from $13,247,000 in 2022. The following table summarizes our noninterest income for the periods indicated.

	Noninterest Income
	(dollars in thousands)
	December 31,
	2023	2022
Gains on sale of loans held for sale	$3,938	$5,256
Service charges, fees and commissions	3,901	3,591
Wealth management fees	4,197	3,932
Life insurance income	548	452
Other	283	16
Loss on sales and calls of securities, net	—	(3)

Total noninterest income	$12,867	$13,244

The decrease in noninterest income for 2023 as compared to 2022 was due to a decrease in gain on sales of loans held for sale and was offset by an increase in service charges, fees and commission and wealth management fees. The decrease in the gain on sales of loans held for sale was caused by an increase in mortgage loan rates.

Noninterest Expense of Financial

Noninterest expenses decreased slightly from $32,737,000 for the year ended December 31, 2022 to $32,507,000 for the year ended December 31, 2023. The following table summarizes our noninterest expense for the periods indicated.

	Noninterest Expense
	(dollars in thousands)
	December 31,
	2023	2022
Salaries and employee benefits	$18,311	$17,682
Occupancy	1,819	1,814
Equipment	2,416	2,553
Supplies	530	521
Professional and other outside expenses	2,513	2,589
Data processing	2,783	2,467
Marketing	919	920
Credit expense	805	923
Other real estate expenses, net	40	214
FDIC insurance expense	419	500
Amortization of intangibles	560	560
Other	1,392	1,994
Total noninterest expense	$32,507	$32,737

The decrease in noninterest expense was due in large part to a decrease in credit expense, OREO expense, and other expense. The decrease in other expense decreased primarily due to an insurance recovery of $287,000 associated with a check forgery. The decrease was offset in part by increases in compensation expense and data processing expense. Data processing increased primarily due to increased charges by our core service provider relating to the additional volume of transactions in 2023. Our compensation and benefits expense has a variable component related to mortgage origination, which offset some of the increase noted above due to lower mortgage volume in 2023

The efficiency ratio, that is the cost of producing each dollar of revenue, is determined by dividing noninterest expense by the sum of net interest income plus noninterest income. Financial’s efficiency ratio increased from 76.23% in 2022 to 76.29% in 2023. Our efficiency ratio increased because of the slight decrease in noninterest income. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. No non-recurring adjustments were made to the calculation of the efficiency ratio.

Income Tax Expense

For the year ended December 31, 2023, Financial had federal income tax expense of $1,575,000 as compared to a federal income tax expense of $2,151,000, in 2022, which equates to effective tax rates of 15.32% and 19.36%, respectively. Our effective tax rate was lower than the statutory corporate tax rate in 2022 because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance, and certain tax-free municipal securities. Our effective tax rate was lower than the statutory corporate tax rate in 2023 because, in addition to the same factors from 2022, in the fourth quarter we utilized a tax benefit for Virginia state income tax purposes that has accumulated as a result of parent company only (i.e., not consolidated) losses over time. This resulted in a one-time credit to income tax expense and led to a sharp decrease in the effective tax rate in 2023 as compared to 2022. Note 12 of the consolidated financial statements provides additional information with respect to our 2022 and 2023 federal income tax expense and deferred tax accounts.

ANALYSIS OF FINANCIAL CONDITION

As of December 31, 2023 and December 31, 2022

General

Our total assets were $969,371,000 at December 31, 2023, an increase of $40,800,000 or 4.39% from $928,571,000 at December 31, 2022, primarily due to increases in federal funds sold and securities available for sale and partially offset by decreases in cash and due from banks and loans, net of allowance for credit losses. As explained in more detail below, deposits increased from $848,138,000 on December 31, 2022 to $878,459,000 on December 31, 2023. These deposits were in large part used to purchase fed funds sold and securities available for sale.

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

Loans, net of unearned income and the allowance, decreased to $601,921,000 on December 31, 2023 from $605,366,000 on December 31, 2022. Total loans, including loans held for sale decreased to $610,591,000 on December 31, 2023 from $614,048,000 on December 31, 2022. The decrease in total loans was in large part due to both reduced demand for commercial and residential mortgage loans as well as paydowns of existing loans. Competition for qualified borrowers remains strong.

As of December 31, 2023, the Bank had $391,000, or 0.06% of its total loans, in non-accrual status compared with $633,000, or 0.10% of its total loans, at December 31, 2022. Management is continuing its efforts to reduce non-performing assets through enhanced collection efforts and the liquidation of underlying collateral when applicable. The Bank attempts to work with borrowers on a case-by-case basis to attempt to protect the Bank’s interests. However, despite our commitment, a reduction of non-accrual loans can be dependent on a number of factors, including an increase in unemployment, adverse housing market conditions, and overall economic conditions at the local, regional and national levels. See “Asset Quality” below.

The following table summarizes net charge-offs, average loan balance and the percentage of net (charge-offs) recoveries to average loan balance for each of the Company’s loan segments at the end of the period:

	Loan Portfolio
	(dollars in thousands)
	December 31,
2023	(Recovery of) Provision for Credit Losses	Net (Charge-offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-offs) Recoveries to Average Loans
Commercial	$37	$(99)	$81,340	-0.12%
Commercial real estate	(170)	96	344,541	0.03%
Consumer	(28)	(40)	88,033	-0.05%
Residential	96	16	102,133	0.02%
Total	$(65)	$(27)	$616,047	0.00%

2022
Commercial	$(473)	$104	$101,734	0.10%
Commercial real estate	(810)	75	350,424	0.02%
Consumer	51	(7)	94,702	-0.01%
Residential	332	72	58,130	0.12%
Total	$(900)	$244	$604,990	0.04%

The following table sets forth the maturities of the loan portfolio at December 31, 2023:

	Remaining Maturities of Selected Loans
	(dollars in thousands)
	At December 31, 2023
	Less than One Year	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial	$5,894	$33,933	$9,201	$16,296	$65,324
Commercial real estate	19,747	16,319	137,671	155,092	328,829
Consumer	2,800	16,065	46,664	10,988	76,517
Residential	20,032	9,352	21,733	87,546	138,663
Total	$48,473	$75,669	$215,269	$269,922	$609,333

Loans with fixed interest rates:
Commercial	$1,929	$20,454	$2,597	$3,137	$28,117
Commercial real estate	12,075	9,518	30,477	292	52,362
Consumer	242	2,288	13,390	7,631	23,551
Residential	15,770	8,683	6,924	1,362	32,739
Total	$30,016	$40,943	$53,388	$12,422	$136,769

Loans with variable interest rates:
Commercial	$3,965	$13,479	$6,604	$13,159	$37,207
Commercial real estate	7,672	6,801	107,194	154,800	276,467
Consumer	2,558	13,777	33,274	3,357	52,966
Residential	4,262	669	14,809	86,184	105,924
Total	$18,457	$34,726	$161,881	$257,500	$472,564

Deposits

We experienced an increase in deposits from $848,138,000 at December 31, 2022 to $878,459,000 at December 31, 2023, for an increase of 3.58%. Noninterest-bearing deposits decreased $20,609,000 or 13.31% from $154,884,000 at December 31, 2022 to $134,275,000 at December 31, 2023. The decrease in noninterest-bearing deposits was due to customers moving funds to higher rate accounts both within and outside the Bank. The decrease was offset by our growth in the Charlottesville, Harrisonburg, Roanoke, Appomattox, and Rustburg markets, as well as increased and continued efforts to procure the primary checking accounts of our commercial loan customers. Interest-bearing deposits including certificates of deposit increased $50,930,000, or 7.35%, from $693,254,000 at December 31, 2022 to $744,184,000 at December 31, 2023.

The following table sets forth the average deposit balances and the rates paid on deposits for the years indicated:

	Average Deposits and Rates Paid
	(dollars in thousands)
	Year Ended December 31,
	2023		2022
	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$153,009	—	$166,179	—
Interest-bearing deposits
Interest checking	$316,600	0.36%	$356,160	0.09%
Money market	90,668	1.32%	98,814	0.15%
Savings	123,736	0.54%	132,318	0.06%
Time deposits
Less than or equal to $250,000	154,980	3.08%	118,053	0.53%
Greater than $250,000	28,276	3.64%	16,768	0.63%
Total interest-bearing deposits	$714,260	1.23%	$722,113	0.18%
Total deposits	$867,269		$888,292

The following table includes a summary of maturities of CDs greater than $250,000:

	Maturities of CD’s Greater than $ 250,000
	(dollars in thousands)
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total
At December 31, 2023	$3,462	$7,806	$9,053	$13,150	$33,471

The total amount of all deposit categories in excess of the FDIC $250,000 insurance limit was $221,312,000 and $185,848,000 as of December 31, 2023 and 2022, respectively.

Cash and Cash Equivalents

Cash and cash equivalents increased from $61,762,000 on December 31, 2022 to $74,838,000 on December 31, 2023. Federal funds sold amounted to $49,225,000 on December 31, 2023 compared to $31,737,000 on December 31, 2022. The increase in the balance of federal funds sold is due in part to the increase in deposits and reduced loan volume. In addition, fluctuations in federal funds sold generally are related to fluctuations in transactional accounts and professional settlement accounts. The large increase in cash and cash equivalents in 2023 can be directly attributed to the increase in federal funds sold.

Investment Securities

The investment securities portfolio of the Bank is used as a source of income and liquidity.

The following table summarizes the fair value of the Bank’s securities portfolio for the periods indicated:

	Securities Portfolio
	(dollars in thousands)
	December 31,
	2023	2022
Held-to-maturity
U.S. agency obligations	$3,231	$3,135

Available-for-sale
U.S. treasuries	$4,947	$4,741
U.S. agency obligations	60,955	59,273
Mortgage - backed securities	95,079	67,842
Municipals	40,789	37,855
Corporates	14,740	16,076
Total available-for-sale	$216,510	$185,787

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

Securities held-to-maturity at amortized cost decreased slightly from $3,639,000 as of December 31, 2022 to $3,622,000 as of December 31, 2023. This decrease resulted from the amortization of premiums within the held-to-maturity portfolio. The decision to invest in securities held-to-maturity is based on the same factors as the decision to invest in securities available-for-sale except that management invests surplus funds in securities held-to-maturity only after concluding that such funds will not be necessary for liquidity purposes during the term of such security. However, the held-to-maturity securities may be pledged for such purposes as short term borrowings and as collateral for public deposits.

The portfolio of securities available-for-sale increased to $216,510,000 as of December 31, 2023 from $185,787,000 as of December 31, 2022. The increase was due to the deployment of cash and cash equivalents into fixed income securities in an attempt secure higher yields on our earning assets. In addition, the increase was due in part to an increase in the fair value of available-for-sale securities of $6,539,000 (net of tax) from December 31, 2022 to December 31, 2023 caused by declining interest rates and the decreasing duration of the portfolio. The Bank realized $12,127,000 from paydowns related to the normal amortization of principal related to the Bank’s mortgage backed securities, calls, and maturities. During 2023, the Bank sold no available-for-sale securities and purchased $34,853,000 of available-for-sale securities.

The following table shows the maturities of held-to-maturity and available-for-sale securities at fair value at December 31, 2023 and 2022 and approximate weighted average yields of such securities. Weighted average yields on all securities including state and political subdivision securities are shown on a pre-tax basis. Financial attempts to maintain diversity in its portfolio and maintain credit quality and repricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on Financial’s securities, see Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution / Yield Analysis
	(dollars in thousands)
	At December 31, 2023
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years	Total
Held-to-maturity
U.S. Agency
Fair value	$—	$—	$2,199	$1,032	$3,231
Weighted average yield			2.88%	3.27%

Available-for-sale securities
U.S Treasury
Fair value	$4,947	$—	$—	$—	$4,947
Weighted average yield	1.73%
U.S. Agency
Fair value	$—	$35,838	$23,291	$1,826	$60,955
Weighted average yield		1.50%	1.55%	2.09%
Mortgage Backed Securities
Fair value	$—	$643	$11,014	$83,422	$95,079
Weighted average yield		1.67%	1.91%	3.53%
Municipals
Fair value	$486	$3,147	$10,510	$26,646	$40,789
Weighted average yield	1.50%	2.04%	2.02%	2.60%
Corporates
Fair value	$—	$4,228	$10,512	$—	$14,740
Weighted average yield		2.62%	3.85%

Total portfolio
Fair value	$5,433	$43,856	$57,526	$112,926	$219,741
Weighted average yield	1.71%	1.65%	2.14%	3.11%

	Securities Portfolio Maturity Distribution / Yield Analysis
	(dollars in thousands)
	At December 31, 2022
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years	Total
Held-to-maturity
U.S. Agency
Fair value	$—	$—	$2,131	$1,004	$3,135
Weighted average yield			2.88%	3.25%

Available-for-sale securities
U.S Treasury
Fair value	$—	$4,741	$—	$—	$4,741
Weighted average yield		1.73%
U.S. Agency
Fair value	$—	$30,842	$26,728	$1,703	$59,273
Weighted average yield		1.44%	1.61%	2.07%
Mortgage Backed Securities
Fair value	$40	$657	$12,179	$54,966	$67,842
Weighted average yield	1.00%	2.00%	1.68%	2.23%
Municipals
Fair value	$790	$682	$10,413	$25,970	$37,855
Weighted average yield	2.02%	1.84%	2.00%	2.44%
Corporates
Fair value	$1,482	$4,138	$10,456	$—	$16,076
Weighted average yield	2	2.61%	3.85%

Total portfolio
Fair value	$2,312	$41,060	$61,907	$83,643	$188,922
Weighted average yield	2.08%	1.61%	2.07%	2.31%

Cash surrender value of bank-owned life insurance

The Company has funded bank-owned life insurance (BOLI) for certain of its officers. The Company is the owner and sole beneficiary of the BOLI policies. As of December 31, 2023, the BOLI had a cash surrender value of $21,586,000 an increase of $2,349,000 from the cash surrender value of $19,237,000, as of December 31, 2022. The Company did not purchase any additional BOLI in 2022 and purchased an additional $1,800,000 of BOLI during the first quarter of 2023. With the exception of purchases, the value of BOLI increases from the cash surrender values of the pool of insurance. The increase in cash surrender value is recorded as a component of noninterest income; however, the Company does not pay tax on the increase in cash value. This profitability is used to offset a portion of current and future employee benefit costs. BOLI can be liquidated if necessary with associated tax costs. However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position. Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

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

Funding sources for the Bank primarily include paid-in capital and customer-based deposits but also include borrowed funds and cash flow from operations. The Bank has in place several agreements that will provide alternative sources of funding, including, but not limited to, lines of credit, sale of investment securities, purchase of federal funds, advances through the Federal Home Loan Bank of Atlanta (“FHLBA”) and correspondents, and brokered certificate of deposit arrangements. Specifically,

•Additional borrowings may be obtained through the FHLBA. The Bank’s remaining available credit through the FHLBA was $239,927,000 as of December 31, 2023, the most recent calculation. Currently the Bank has in place pledged collateral in the amount of approximately $34,535,000, allowing the Bank to borrow up to $21,052,000, against which $0 was drawn and outstanding on December 31, 2023. Additional collateral would be required to be pledged in order for the full amount to be available.

•Unsecured federal funds lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $13,000,000, PNC Bank, $6,000,000, First National Bankers’ Bank, $10,000,000, Pacific Coast Bankers’ Bank, $20,000,000 and Zions Bank, $4,000,000.

In response to the failures of Silicon Valley Bank and Signature Bank, the Federal Reserve authorized all 12 regional reserve banks to make additional funding available to eligible depository institutions, including the Bank, through the Bank Term Funding Program (the “Program”) in order to help assure the depository institutions that they have an additional source of liquidity to meet the needs of their depositors. Under the Program, eligible depository institutions could pledge eligible collateral (which included direct obligations of the U.S. Department of Treasury and most federal agencies and mortgage-backed securities issued and/or fully guaranteed by Ginnie Mae, Freddie Mac, and Fannie Mae) in exchange for advances equal to 100% of the par value of the collateral pledged. The advances had a term of one year and bore interest at a fixed rate equal to the one-year overnight swap index rate plus 10 basis points. As of March 11, 2024, no new advances were available under the program. Although the Bank pledged approximately $30,000,000 of collateral under the program, the Bank did not take any advances. To maintain this liquidity, the Bank intends to transfer the collateral pledged as part of the Program to the Fed’s discount window.

At December 31, 2023, liquid assets, which include cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, and securities available-for-sale totaled $291,348,000 as compared to $247,549,000 at December 31, 2022. Investment securities traditionally provide a secondary source of liquidity because they can be converted into cash in a timely manner. However, approximately $30,166,000 (current market value) of these securities are pledged to secure public deposits and $5,210,000 (current market value) are pledged to secure unfunded lines of credit. In the event any secured line of credit is drawn upon, the related debt would need to be repaid before the securities could be sold and converted to cash.

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

The following table sets forth non-deposit sources of funding:

Funding Sources
(dollars in thousands)
	December 31, 2023
Source	Capacity	Outstanding	Available
Federal funds purchased lines (unsecured)	$53,000	$—	$53,000
Federal funds purchased lines (secured)	4,597	—	4,597
Borrowings from FHLB Atlanta (1)	239,927	—	239,927
Total	$297,524	$—	$297,524

	December 31, 2022
Source	Capacity	Outstanding	Available
Federal funds purchased lines (unsecured)	$33,000	$—	$33,000
Federal funds purchased lines (secured)	4,689	—	4,689
Reverse repurchase agreements	5,000	—	5,000
Borrowings from FHLB Atlanta	229,637	—	229,637
Total	$272,326	$—	$272,326

(1)Currently the Bank has in place collateral in the form of 1-4 family residential mortgages and securities in the amount of approximately $34,535,000, against which $0 was drawn and outstanding on December 31, 2023. Additional collateral would be required to be pledged in order for the full $297,524,000 to be available.

At the end of 2023, approximately 28.07%, or $171,016,000 of the loan portfolio could mature or could reprice within a one-year period. At December 31, 2023, non-deposit sources of available funds totaled $297,524,000, which included $239,927,000 available from the FHLBA.

Capital Resources

Capital adequacy is an important measure of financial stability and performance. Management’s objectives are to maintain a level of capitalization that is sufficient to sustain asset growth and promote depositor and investor confidence.

Regulatory agencies measure capital adequacy utilizing a formula that takes into account the individual risk profiles of financial institutions. The guidelines define capital as Tier 1 (primarily common stockholders’ equity, defined to include certain debt obligations) and Tier 2 (remaining capital generally consisting of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general valuation allowance for credit losses).

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

Since January 1, 2019 the rules have required the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus the 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

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

The following table (along with Note 18 of the consolidated financial statements) shows the minimum capital requirements and the Bank’s capital position as of December 31, 2023 and 2022.

Analysis of Capital for Bank of the James (Bank only)
(dollars in thousands)

	December 31,	December 31,
Analysis of Capital (in 000’s)	2023	2022

Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	22,325	22,325
Retained earnings	65,172	57,840
Total Tier 1 capital	$91,239	$83,907

Common Equity Tier 1 Capital (CET1)	$91,239	$83,907

Tier 2 capital
Allowance for credit losses	$7,412	$6,259

Total Tier 2 capital:	$7,412	$6,259
Total risk-based capital	$98,651	$90,166

Risk weighted assets	$737,505	$752,515
Average total assets	$953,757	$934,277

	Actual		Regulatory Benchmarks
			For Capital	For Well
	December 31,	December 31,	Adequacy	Capitalized
	2023	2022	Purposes (1)	Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.57%	8.98%	4.000%	5.000%
Common Equity Tier 1 capital	12.37%	11.15%	7.000%	6.500%
Tier 1 risk-based capital ratio	12.37%	11.15%	8.500%	8.000%
Total risk-based capital ratio	13.38%	11.98%	10.500%	10.000%

(1)Includes capital conservation buffer of 2.5%, where applicable.

On April 13, 2020, the Company commenced a private placement of unregistered debt securities (the “2020 Offering”). In the 2020 Offering, the Company sold and closed $10,050,000 in principal of notes (the “2020 Notes”) during the second and third quarters of 2020. The 2020 Offering officially ended on July 8, 2020. The 2020 Notes bear interest at the rate of 3.25% per year with interest payable quarterly in arrears. The 2020 Notes will mature on June 30, 2025 and are subject to full or partial repayment on or after June 30, 2021. The balance of the 2020 Notes as presented on the December 31, 2023 consolidated balance sheet is net of unamortized issuance costs.

On September 24, 2020, the Bank used $5,000,000 of the proceeds for the payment of principal of unregistered debt securities issued by Financial in 2017. The Company has used the balance of the proceeds from the 2020 Offering for general corporate purposes. Such uses have included payment of interest on the 2020 Notes and the contribution of additional capital to the Bank.

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

Stockholders’ Equity

Stockholders’ equity increased by $9,813,000 from $50,226,000 on December 31, 202 2to $60,039,000 on December 31, 2023. The increase was due to 2023 income and an increase in the market value (mark to market, net of taxes) of available-for-sale securities of $5,166,000. The increase was partially offset by cash dividends paid. As of December 31, 2023, we had an unrealized loss in our securities available-for-sale portfolio of $21,615,000 as compared to $26,781,000 on December 31, 2022. The unrealized loss is due to changes in market rates of interest rather than the credit worthiness of the issuers. Financial does not expect to realize the losses as it has the intent and ability to hold the securities until their recovery, which may be at maturity.

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

Non-accrual loans decreased to $391,000 on December 31, 2023 from $633,000 on December 31, 2022. Total charge-offs during 2023 were $236,000 compared to $162,000 in 2022. In 2023, the Bank recovered $209,000 in loans previously charged-off as compared with recoveries of $406,000 in 2022.

We also classify other real estate owned (OREO) as a nonperforming asset. OREO is the value of real property acquired by the Bank following default by the borrower. During the twelve months ended December 31, 2023 the Bank disposed of two (2) OREO properties and did not acquire any OREO properties. As of December 31, 2023 the Bank was carrying no OREO properties. The following table represents the changes in OREO balance in 2023 and 2022.

OREO Changes
(dollars in thousands)
	Year Ended December 31,
	2023	2022
Balance at the beginning of the year (net)	$566	$761
Transfers from Loans	—	—
Capitalized costs	—	—
Valuation Adjustment	(23)	(195)
Sales proceeds	(540)	—
Loss on sales	(3)	—
Balance at the end of the year (net)	$—	$566

Non-accrual loans plus OREO decreased to $391,000 on December 31, 2023 from $1,199,000 on December 31, 2022, a decrease of 67.39%.

Prior to January 1, 2023, we classified troubled debt restructurings (TDRs) as both performing and nonperforming assets. We measure impaired loans based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. We maintain a valuation allowance to the extent that the measure of the impaired loan is less than the recorded investment. TDRs occurred when we agreed to significantly modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower. TDRs were considered impaired loans. These concessions typically were made for loss mitigation purposes and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Performing TDRs were $431,000 on December 31, 2022.

The following table sets forth the number of outstanding TDR contracts and the total amount of the Bank’s TDRs as of December 31, 2022:

Troubled Debt Restructurings
(dollars in thousands)
December 31,
2022
Number of performing TDR contracts	1
Number of nonperforming TDR contracts	—
Total number of TDR contracts	1

Amount of performing TDR contracts	$431
Amount of nonperforming TDR contracts	—
Total amount of TDRs contracts	$431

The Company adopted ASU 2022-02 on January 1, 2023, which eliminated the accounting guidance for TDRs.

The amount allocated during the year to the provision for credit losses represents management’s analysis of the existing loan portfolio and credit risks. Management’s policy is to maintain the allowance for credit losses at a level sufficient to absorb the probable expected losses inherent in the loan portfolio. Both the amount of the provision and the level of the allowance for credit losses are impacted by many factors, including general economic conditions, actual and expected credit losses, loan performance measures, historical trends and specific conditions of the individual borrower.

In performing its credit loss analysis, the Bank assigns a risk rating to each loan in the Bank’s portfolio.

The Bank’s allowance for credit losses increased 18.42% from $6,259,000 on December 31, 2022 to $7,412,000 on December 31, 2023, primarily due to the adoption of ASU 2022-02. The increase was offset by a $179,000 recovery of credit loss provision as a result of applying the CECL model. At December 31, 2023, the allowance for credit losses was 1.22% of total loans outstanding, versus 1.02% of total loans outstanding at December 31, 2022.

Management intends to continue to be proactive in quantifying and mitigating the ongoing risk associated with all asset classes. If interest rates continue to rise and/or the U.S. economy experiences a recession, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for credit losses. The process of identifying potential credit losses is a subjective process. Therefore, the Company maintains a general reserve to cover credit losses within the portfolio.

No non-accrual loans were excluded from impaired loans at December 31, 2023 and 2022. If interest on these loans had been accrued, such income cumulatively would have approximated $37,000 and $79,000 at December 31, 2023 and 2022, respectively. Loan payments received on non-accrual loans are applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the nonperforming loan totals listed below.

The following table shows the balance and percentage of the Bank’s allowance for credit losses allocated to each major category of loans:

	Allocation of Allowance for Credit Losses
	(dollars in thousands)
	At December 31,
	2023		2022
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$514	10.72%	$1,102	15.68%
Commercial real estate	3,985	53.97%	2,902	57.88%
Consumer	1,093	12.56%	904	16.02%
Residential	1,820	22.76%	1,351	10.42%
Total	$7,412	100.00%	$6,259	100.00%

The following table provides information on the Bank’s nonperforming assets as of the dates indicated:

	Nonperforming Assets
	(dollars in thousands)
	At December 31,
	2023	2022
Non-accrual loans
Commercial	$—	$—
Commercial Real Estate	391	518
Consumer	—	20
Residential	—	95
Total non-accrual loans	$391	$633

Foreclosed Properties
Commercial	—	—
Commercial Real Estate	—	500
Consumer	—	—
Residential	—	66
Total foreclosed properties	$—	$566

Repossessed Assets	—	—

Total Nonperforming assets	$391	$1,199

Total nonperforming loans as a percentage of total loans	0.06%	0.10%
Total nonperforming loans as a percentage of total assets	0.04%	0.07%
Allowance for credit losses on loans as a percentage of nonperforming loans	1894.56%	989.42%
Allowance for credit losses on loans as a percentage of period end loans	1.22%	1.02%
Total non-accrual loans as a percentage of total loans	0.06%	0.10%
Allowance for credit losses on loans as a percentage of non-accrual loans	1894.56%	989.42%

The allowance for credit losses as a percentage of non-accrual loans increased from 2022 to 2023 due to the sharp decrease in non-accrual loans for the same periods.

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

Management monitors interest rate levels on a daily basis and meets quarterly with the board of directors, who acts as the Enterprise Risk Management and Asset/Liability Committee (“ALCO”). The following reports and/or tools are used to assess the current interest rate environment and its impact on Financial’s earnings and liquidity: monthly and year-to-date net interest margin and spread calculations, monthly and year-to-date balance sheet and income statements versus budget (including quarterly interest rate shock analysis), quarterly economic value of equity analysis, a survey of rates offered by other local competitive institutions, and gap analysis which matches maturities or repricing dates of interest sensitive assets to those of interest sensitive liabilities.

Financial currently subscribes to computer simulated modeling tools made available through its consultant, FinPro, Inc., to aid in asset/liability analysis. In addition to monitoring by ALCO, the board is informed of the current asset/liability position and its potential effect on earnings at least quarterly.

Other Borrowings

On April 13, 2020, the Company commenced a private placement of unregistered debt securities (the “2020 Offering”). In the 2020 Offering, the Company sold and closed $10,050,000 in principal of notes (the “2020 Notes”) during the 2nd and 3rd quarters of 2020. The 2020 Offering officially ended on July 8, 2020. The 2020 Notes bear interest at the rate of 3.25% per year with interest payable quarterly in arrears. The 2020 Notes will mature on June 30, 2025 and are subject to full or partial repayment on or after June 30, 2021. The balance of the 2020 Notes as presented on the December 31, 2023 consolidated balance sheet is net of unamortized issuance costs.

On December 29, 2021 Financial borrowed $11,000,000 from National Bank of Blacksburg pursuant to a secured promissory note (the “NBB Note”). The NBB Note bears interest at the rate of 4.00%, and is being amortized over a fifteen year period with a balloon payment of approximately $9,375,000 due on December 31, 2024. The note is secured by a first priority lien on approximately 4.95% of the Bank’s common stock. The balance of the NBB Note is presented on the December 31, 2023 consolidated balance sheet under “other borrowings” and is net of unamortized issuance costs. A portion of the proceeds were used to purchase 100% of the capital stock of PWW. On June 30, 2022, NBB agreed to modify the terms of the NBB Note effective July 1, 2022. Pursuant to the modification, the balloon payment date was extended to December 31, 2026 from December 31, 2024 and the interest rate was lowered to 3.90% from 4.00%. Under the normal amortization schedule, the approximate amount of the balloon payment on December 31, 2026 will be $8,104,000.

Financial uses borrowing in conjunction with deposits to fund lending and investing activities. Borrowings include funding of a short and long-term nature.

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings may also include federal funds purchased, which are unsecured overnight borrowings from other financial institutions, which totaled $0 as of December 31, 2023 and December 31, 2022. As set forth under “Analysis of Financial Condition - Liquidity,” above, the Bank has the ability to borrow funds from a number of sources. The Bank had no amounts outstanding on these facilities as of December 31, 2023 and 2022.

Off-Balance Sheet Arrangements

At December 31, 2023, the Bank had rate lock commitments to originate mortgage loans through its Mortgage Division amounting to approximately $11,562,000. The Bank recorded $107,000 in other assets in relation to its interest rate lock commitments at December 31, 2023. The Bank has entered into corresponding commitments with third party investors to sell each of these loans that close. No other obligation exists.

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

	Contract Amounts
	(dollars in thousands) at
	December 31,
	2023	2022
Commitments to extend credit	$173,148	$196,218
Standby letters of credit	2,636	3,606
Total	$175,784	$199,824

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

Real property located at 19792 Main Street, Buchanan, Virginia. On August 7, 2023, the Bank purchased real property located at 19792 Main Street, Buchanan, Virginia. The building on the property previously served as a bank branch for another financial institution. The Bank anticipates that the cost to upfit the building will be modest. The Bank anticipates that it will open a branch at this location in the second quarter of 2024.

Real Property located at 2935 Rockfish Valley Highway, Nellysford, Virginia. On September 18, 2023, the Bank purchased real property located at 2935 Rockfish Valley Highway, Nellysford, Virginia. The building on the property previously served as a bank branch for another financial institution. The Bank anticipates that the cost to upfit the building will be minimal. The property is a subject to a restrictive covenant that prohibits the Bank from using the property for any banking-related activity until the covenant expires in September 2025. The Bank anticipates opening a temporary branch at 2800 Rockfish Valley Highway, Nellysford, Virginia in the second quarter of 2024.

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

Item 8.Financial Statements and Supplementary Data

The following financial statements are filed as a part of this report:

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Balance Sheets, December 31, 2023 and December 31, 2022

Statements of Income, Years Ended December 31, 2023 and December 31, 2022

Statements of Comprehensive Income (Loss), Years Ended December 31, 2023 and December 31, 2022

Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2023 and December 31, 2022

Statements of Cash Flows, Years Ended December 31, 2023 and December 31, 2022

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Bank of the James Financial Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bank of the James Financial Group, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in the Notes 2 and 5 to the financial statements, the Company changed its method of accounting for credit losses in 2023 due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, including all related amendments.

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

Allowance for Credit Losses – Loans Collectively Evaluated for Losses

As described in the Note 2 (Summary of significant accounting policies) and Note 5 (Loans and allowance for credit losses) to the consolidated financial statements, the Company changed its method of accounting for credit losses on January 1, 2023, due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as amended. The allowance for credit losses on loans (ACLL) is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Company’s ACLL related to collectively evaluated loans represented the entire recorded ACLL of $7.4 million as of December 31, 2023. The collectively evaluated ACLL consists of quantitative and qualitative components.

The quantitative component consists of loss estimates derived from a discounted cash flow model using external observations of historical loan losses adjusted for estimated prepayments and forecasts of future conditions over a reasonable and supportable period. The estimate considers large amounts of data in tabulating default, loss given default, and prepayment speeds and requires complex calculations as well as management judgment in the selection of appropriate inputs.

In addition to the quantitative component, the collectively evaluated ACLL also includes a qualitative component which aggregates management’s assessment of available information relevant to assessing collectability that is not captured in the quantitative loss estimation process. Factors considered by management in developing its qualitative estimates include: changes and expected changes in general market, economic and business conditions; the nature and volume of the loan portfolio; changes in lending policies, changes in management, changes in loan concentrations, changes in the loan review function, the volume and severity of delinquencies and the value of underlying collateral. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Management exercised significant judgment when estimating the ACLL on collectively evaluated loans. We identified the estimation of the collectively evaluated ACLL as a critical audit matter as auditing the collectively evaluated ACLL involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

The primary audit procedures we performed to address this critical audit matter included:

•Substantively testing management’s process for measuring the collectively evaluated ACLL, including:

oEvaluating conceptual soundness, assumptions, and key data inputs of the Company’s discounted cashflow methodology, including the identification of loan pools, the probability of default and loss given default rate inputs, and the prepayment/curtailment rate inputs for each pool.

oEvaluating the methodology and testing the accuracy of incorporating reasonable and supportable forecasts in the collectively evaluated ACLL estimate.

oEvaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.

oEvaluating the qualitative factors for directional consistency in comparison to prior periods and for reasonableness in comparison to underlying supporting data.

oTesting the mathematical accuracy of the ACLL for collectively evaluated loans including both the discounted cash flow and qualitative factor components of the calculations.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 2006.

Winchester, Virginia

March 27, 2024

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

_____________________________________________________________________________

	December 31,	December 31,
Assets	2023	2022
Cash and due from banks	$25,613	$30,025
Federal funds sold	49,225	31,737
Total cash and cash equivalents	74,838	61,762

Securities held-to-maturity, at amortized cost (fair value of $3,231 in 2023 and $3,135 in 2022), net of allowance for credit loss of $0 in 2023	3,622	3,639
Securities available-for-sale, at fair value	216,510	185,787
Restricted stock, at cost	1,541	1,387
Loans, net of allowance for credit losses of $7,412 in 2023 and $6,259 in 2022	601,921	605,366
Loans held for sale	1,258	2,423
Premises and equipment, net	18,141	17,974
Interest receivable	2,835	2,736
Cash value - bank owned life insurance	21,586	19,237
Other real estate owned	-	566
Customer relationship intangibles	7,285	7,845
Goodwill	2,054	2,054
Other assets	17,780	17,795
Total assets	$969,371	$928,571

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing demand	$134,275	$154,884
NOW, money market and savings	538,229	560,479
Time deposits	205,955	132,775
Total deposits	878,459	848,138

Capital notes, net	10,042	10,037
Other borrowings	9,890	10,457
Interest payable	480	89
Other liabilities	10,461	9,624
Total liabilities	$909,332	$878,345
Commitments and Contingencies

Stockholders’ equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$-	$-
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,543,338 and 4,628,657 as of December 31, 2023 and 2022	9,723	9,905
Additional paid-in-capital	35,253	36,068
Retained earnings	36,678	31,034
Accumulated other comprehensive loss	(21,615)	(26,781)
Total stockholders’ equity	$60,039	$50,226

Total liabilities and stockholders’ equity	$969,371	$928,571

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands)

	For the Year Ended
	December 31,
Interest Income	2023	2022
Loans	$31,378	$26,175
Securities
US Government and agency obligations	1,273	1,235
Mortgage backed securities	1,899	1,656
Municipals - taxable	1,139	1,079
Municipals - tax exempt	73	73
Dividends	82	66
Corporates	560	566
Interest bearing deposits	496	282
Federal Funds sold	2,462	721
Total interest income	$39,362	$31,853

Interest Expense
Deposits
NOW, money market savings	2,984	555
Time Deposits	5,796	732
FHLB borrowings	31	-
Finance leases	86	96
Capital notes	327	327
Other borrowings	398	440
Total interest expense	9,622	2,150

Net interest income	29,740	29,703

Recovery of credit losses	(179)	(900)

Net interest income after recovery of credit losses	29,919	30,603

Noninterest income
Gain on sales of loans held for sale	3,938	5,256
Service charges, fees and commissions	3,901	3,591
Wealth management fees	4,197	3,932
Life insurance income	548	452
Other	283	16
Loss on sales and calls of securities, net	-	(3)

Total noninterest income	12,867	13,244

Noninterest expenses
Salaries and employee benefits	18,311	17,682
Occupancy	1,819	1,814
Equipment	2,416	2,553
Supplies	530	521
Professional and other outside expenses	2,513	2,589
Data processing	2,783	2,467
Marketing	919	920
Credit expense	805	923
Other real estate expenses, net	40	214
FDIC insurance expense	419	500
Amortization of intangibles	560	560
Other	1,392	1,994

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands)

Total noninterest expenses	32,507	32,737

Income before income taxes	10,279	11,110

Income tax expense	1,575	2,151

Net Income	$8,704	$8,959

Weighted average shares outstanding - basic and diluted	4,562,374	4,698,041

Earnings per common share - basic and diluted	$1.91	$1.91

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	For the Year Ended
	December 31,
	2023	2022
Net Income	$8,704	$8,959
Other comprehensive income (loss):
Unrealized gain (losses) on securities available-for-sale	6,540	(32,151)
Tax effect	(1,374)	6,754
Reclassification adjustment for losses included in net income (1)	-	3
Tax effect (2)	-	(1)
Other comprehensive income (loss), net of tax	5,166	(25,395)

Comprehensive income (loss)	$13,870	$(16,436)

(1)Gains are included in “loss on sales and calls of securities, net” on the consolidated statements of income.

(2)The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands except per share amounts)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	(Loss)	Total

Balance at December 31, 2021	4,740,657	$10,145	$37,230	$23,440	$(1,386)	$69,429

Net Income	-	-	-	8,959	-	8,959

Dividends paid on common stock ($0.29 per share)	-	-	-	(1,365)	-	(1,365)

Repurchase of common stock	(112,000)	(240)	(1,162)	-	-	(1,402)

Other comprehensive loss	-	-	-	-	(25,395)	(25,395)

Balance at December 31, 2022	4,628,657	$9,905	$36,068	$31,034	$(26,781)	$50,226

Net Income	-	-	-	8,704	-	8,704

Dividends paid on common stock ($0.32 per share)	-	-	-	(1,461)	-	(1,461)

Repurchase of common stock	(85,319)	(182)	(815)	-	-	(997)

Adoption of ASU 2016-13	-	-	-	(1,599)	-	(1,599)

Other comprehensive income	-	-	-	-	5,166	5,166

Balance at December 31, 2023	4,543,338	$9,723	$35,253	$36,678	$(21,615)	$60,039

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2023	2022

Cash flows from operating activities
Net Income	$8,704	$8,959

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,407	2,049
Net amortization of premiums and discounts on securities	1,440	508
Amortization of debt issuance costs	10	10
Loss on sales of available-for-sale securities	-	3
(Gain) on sales of loans held for sale	(3,938)	(5,256)
Proceeds from sales of loans held for sale	169,614	217,867
Origination of loans held for sale	(164,511)	(213,406)
Recovery of credit losses	(179)	(900)
Loss on sale of other real estate owned	3	-
Impairment of other real estate owned	23	195
(Gain) on sales of equipment	-	(18)
(Benefit) for deferred income taxes	(356)	(10)
Bank owned life insurance income	(548)	(452)
(Increase) in interest receivable	(99)	(672)
(Increase) in other assets	(3,512)	(62)
Increase in interest payable	391	43
Amortization of intangibles	560	560
Increase (decrease) in other liabilities	483	(106)

Net cash provided by operating activities	$9,492	$9,312

Cash flows from investing activities
Purchases of securities available-for-sale	$(34,853)	$(76,562)
Proceeds from maturities, calls and paydowns of securities available-for-sale	12,127	11,718
Proceeds from sale of securities available-for-sale	-	7,681
Purchases of bank owned life insurance	(1,800)	-
Purchases of Federal Home Loan Bank stock	(154)	(63)
Proceeds from sale of other real estate owned, net	540	-
Origination of loans, net of principal collected	2,379	(27,997)
Cash paid in acquisition, net of cash received	-	(818)
Purchases of premises and equipment	(1,574)	(1,191)
Proceeds from sale of equipment	-	30
Purchase of other investments	-	(927)

Net cash (used in) investing activities	$(23,335)	$(88,129)

Cash flows from financing activities
Net increase (decrease) in deposits	$30,321	$(38,918)
Principal payments on finance lease obligations	(367)	(357)
Repurchase of common stock	(997)	(1,402)
Dividends paid to common stockholders	(1,461)	(1,365)
Principal payments on bank loan	(577)	(532)

See Notes to Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

Net cash provided by (used in) financing activities	$26,919	$(42,574)

Increase (decrease) in cash and cash equivalents	13,076	(121,391)

Cash and cash equivalents at beginning of period	$61,762	$183,153

Cash and cash equivalents at end of period	$74,838	$61,762

Non cash transactions
Fair value adjustment for securities available-for-sale	$6,540	$(32,148)

Cash transactions
Cash paid for interest	$9,231	$2,107
Cash paid for income taxes	1,865	2,180

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

Bank of the James was incorporated on October 23, 1998, and began banking operations on July 22, 1999. The Bank is a Virginia chartered bank and is engaged in lending and deposit gathering activities in Region 2000 and other markets in Central Virginia and the Shenandoah Valley. It operates under the laws of Virginia and the Rules and Regulations of the Federal Reserve System and the Federal Deposit Insurance Corporation. The Bank’s locations consist of four branches (one of which is a limited-service branch) in Lynchburg, Virginia, one in Forest, Virginia which includes the Mortgage Division, one in Madison Heights, Virginia, one in the Town of Amherst, Virginia, one in the Town of Bedford, Virginia, one in the Town of Altavista, Virginia, and one in the Town of Appomattox. Outside of Region 2000, the Bank also operates two full-service branches and one limited-service branch in Charlottesville, Virginia, a full-service branch in Harrisonburg, Virginia, two full-service branches in Roanoke, Virginia, a full-service branch in Rustburg, Virginia, a full-service branch in Lexington, Virginia and a mortgage origination office in Blacksburg, Virginia.

On December 31, 2021, Financial completed its acquisition of PWW, a Lynchburg, Virginia-based investment advisory firm. Because the acquisition of PWW was effective on December 31, 2021, PWW had no impact on the consolidated statements of income and was primarily reflected on the consolidated balance sheets through balances recorded for Customer relationship intangibles and Goodwill.

Note 2 - Summary of significant accounting policies (dollars in thousands)

Consolidation

The consolidated financial statements include the accounts of Bank of the James Financial Group, Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation and use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses.

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

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit losses in the Consolidated Statements of Income. The Company did not have an allowance for credit losses on held-to-maturity securities as of December 31, 2023 or upon adoption of ASC 326.

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

If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specific to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any deficiency is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income (loss).

Changes in the allowance for credit loss are recorded as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2023, there was no allowance for credit loss related to the available-for-sale portfolio.

Accrued interest receivable on available-for-sale securities totaled approximately $1,100 at December 31, 2023 and was excluded from the estimate of credit losses.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for credit losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

Charge-off

At the time a loan is placed on non-accrual status, it is generally reevaluated for expected loss and a specific reserve, if not already assigned, is established against the loan. Consumer term loans are typically charged-off no later than 120 days whereas consumer revolving credit loans are typically charged-off no later than 180 days. Although the goal for commercial and commercial real estate loans is for charge off no later than 180 days, a commercial or commercial real estate loan may not be fully charged off until there is reasonable certainty that no additional workout efforts, modification or any other types of concession can or will be made by Financial.

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

Loans that do not share risk characteristics are evaluated on an individual basis. The Company designates individually evaluated loans on non-accrual status as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk and loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under CECL, for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

The adoption of CECL did not result in a significant change to any other credit risk management and monitoring processes, including identification of past due or delinquent borrowers, non-accrual practices or charge-off policy.

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

Accrued Interest Receivable

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the allowance for credit losses for both loans and held-to-maturity securities, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled approximately $1,700 on loans and $16 on held-to-maturity securities at December 31, 2023, and is included in “Accrued Interest Receivable” on the Company’s Consolidated Balance Sheets.

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

Other real estate owned

Other real estate owned consists of properties acquired through foreclosure or deed in lieu of foreclosure. These properties are carried at fair value less estimated costs to sell at the date of foreclosure establishing a new cost basis. These properties are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Losses from the acquisition of property in full or partial satisfaction of loans are charged against the allowance for credit losses. Subsequent write-downs, if any, are charged against expense. Gains and losses on the sales of foreclosed properties are included in determining net income in the year of the sale. Operating costs after acquisition are expensed.

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

Business Segments

As of December 31, 2023, we operated three business segments, community banking, mortgage banking, and investment advisory services. The community banking segment includes both commercial and consumer lending and provides customers such products as commercial loans, real estate loans, and other business financing and consumer loans. In addition, this segment provides customers with several choices of deposit products, including demand deposit accounts, savings accounts and certificates of deposit. The mortgage banking segment engages primarily in the origination of residential mortgages for sale into the secondary market. The investment advisory segment provides investment management for a fee through PWW. For addition information, refer to Note 9 “Business Segments.”

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income. At December 31, 2023 and 2022, there were no liabilities recorded for unrecognized tax benefits.

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

Reclassifications

Management has made certain immaterial reclassifications to the prior year financial statements to conform to the 2023 presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

Comprehensive income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains (losses) on available-for-sale securities.

Business Combinations

Business combinations are accounted for under ASC 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company utilizes third party valuations based on discounted cash flow analysis or other valuation techniques. Acquisition costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of costs to the Company include systems conversions, integration planning consultants, contract terminations, and advertising costs. The Company will account for acquisition costs in the periods in which the costs are incurred and the services are received. The costs to issue debt or equity securities will be recognized in accordance with other applicable accounting guidance. These acquisition-related costs are included on the Company’s Consolidated Statements of Income classified within “Other” in the noninterest expense caption.

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

The Company records as goodwill the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. The Company will review the carrying value of the goodwill at least annually or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Company elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists. The Company has selected September 1 of each year as the date to perform the annual impairment test. Based upon Financial’s qualitative assessment in September 2023, it was concluded that no impairment was present.

Marketing

The Company expenses advertising costs as incurred. Advertising expenses were $919 and $920 for 2023 and 2022, respectively.

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

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. At adoption, the after tax impact to retained earnings was an approximate reduction of $1,600 based on our evaluation as of that date. This adjustment consisted of increases to the allowance for credit losses on loans, as well as the Company’s allowance for unfunded loan commitments.

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

The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on non-accrual status, which is generally when the instrument

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued)

is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.

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

Note 3 - Restrictions on cash

To comply with Federal Reserve regulations, the Bank may be required to maintain certain average cash reserve balances. There were no daily average cash reserve requirements for the weeks including December 31, 2023 and 2022, respectively. The Federal Reserve announced they were reducing the reserve requirement ratio to zero percent across all deposit tiers as of March 26, 2020. This decision came as the COVID-19 pandemic began to impact much of the way financial institutions both operate and serve their customers.

Note 4 - Securities

A summary of the amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2023
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$3,622	$—	$(391)	$3,231

Available-for-sale
U.S. Treasuries	$4,985	$—	$(38)	$4,947
U.S. agency obligations	68,515	—	(7,560)	60,955
Mortgage-backed securities	103,992	608	(9,521)	95,079
Municipals	50,856	—	(10,067)	40,789
Corporates	15,523	—	(783)	14,740

	$243,871	$608	$(27,969)	$216,510

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 –Securities (continued)

	December 31, 2022
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$3,639	$—	$(504)	$3,135

Available-for-sale
U.S. Treasuries	$4,912	$—	$(171)	$4,741
U.S. agency obligations	68,833	—	(9,560)	59,273
Mortgage-backed securities	78,955	—	(11,113)	67,842
Municipals	49,951	—	(12,096)	37,855
Corporates	17,037	—	(961)	16,076

	$219,688	$—	$(33,901)	$185,787

The following tables summarize the fair value of securities available for sale as of December 31, 2023 and securities available for sale and held-to- maturity as of December 31, 2022 and the corresponding amounts of unrealized losses. Management uses the valuation as of month-end in determining when securities are in an unrealized loss position (amounts in thousands):

December 31, 2023	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	—	—	4,947	38	4,947	38
U.S. agency obligations	—	—	60,955	7,560	60,955	7,560
Mortgage-backed securities	—	—	62,242	9,521	62,242	9,521
Municipals	1,799	25	38,990	10,042	40,789	10,067
Corporates	—	—	6,740	783	6,740	783

	$1,799	$25	$173,874	$27,944	$175,673	$27,969

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 –Securities (continued)

December 31, 2022	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity
U.S. agency obligations	$3,135	$504	$—	$—	$3,135	$504

Available-for-sale
U.S. Treasuries	4,741	171	—	—	4,741	171
U.S. agency obligations	27,708	2,838	31,565	6,722	59,273	9,560
Mortgage-backed securities	42,024	5,656	25,818	5,457	67,842	11,113
Municipals	10,847	2,245	27,008	9,851	37,855	12,096
Corporates	6,568	469	1,508	492	8,076	961

Total temporarily impaired securities	$95,023	$11,883	$85,899	$22,522	$180,922	$34,405

As of December 31, 2023, the Bank owned 116 securities in an unrealized loss position. Of the securities, 47 were S&P rated AAA, 62 were rated AA, five were rated A, one was rated BBB, and one was non-rated. As of December 31, 2023, 53 of these securities were municipal issues, 55 were backed by the U.S. government, and eight were issues of publicly traded domestic corporations. The Company monitors its municipal and corporate securities by periodically reviewing the issuer’s cash-flow and revenue streams, as well as other economic factors that could affect the issuer’s ability to service and/or repay the debt.

The Company has evaluated available for sale securities in an unrealized loss position for credit related impairment at December 31, 2023 and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuers to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments before recovery of its amortized cost basis, nor is it likely that management will be required to sell the securities. As such, there was not an allowance for credit losses on available-for-sale securities at December 31, 2023.

The Company’s held-to-maturity portfolio is covered by the explicit or implied guarantee of the United States government or one of its agencies and rated investment grade or higher. As a result, the Company did not have an allowance for credit losses on held-to-maturity securities as of December 31, 2023 or upon adoption of ASC 326.

All held-to-maturity and available for sale securities were current with no securities past due or on non-accrual as of December 31, 2023.

The amortized costs and fair values of securities at December 31, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 –Securities (continued)

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Values	Cost	Values
Due in one year or less	$—	$—	$5,485	$5,433
Due after one year through five years	—	—	47,273	43,856
Due after five years through ten years	2,421	2,199	63,024	55,327
Due after ten years	1,201	1,032	128,089	111,894

	$3,622	$3,231	$243,871	$216,510

The Bank received $0 and $7,681 in proceeds from sales of securities available-for-sale in 2023 and 2022, respectively. Gross realized gains amounted to $0 in 2023 and 2022, respectively. Gross realized losses amounted to $0 and $3 in 2023 and 2022, respectively.

At December 31, 2023 and 2022, securities with a carrying value of $43,092 and $35,879, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Note 5 - Loans and allowance for credit losses

On January 1, 2023, the Company adopted the amendments within ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Accordingly, the Company’s financial results for reporting periods beginning after January 1, 2023 are presented in accordance with ASC 326 while prior period amounts have not been adjusted and continue to be reported with legacy GAAP. For a detailed discussion of the impact of the adoption of ASU 2016-13 and information related to loans and credit quality, including accounting policies and methodologies used to estimate the allowance for credit losses, see Note 2.

The Company’s primary portfolio segments have changed to align with the methodology applied in estimating the allowance for credit losses under CECL and are reflected as such in the disclosures as of and for the period ended December 31, 2023 as provided below.

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
Residential Consumer Construction/Land

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for credit losses (continued)

A summary of loans, net (1) is as follows (dollars in thousands):
As of
December 31, 2023
Commercial	$ 65,324
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	131,519
Commercial Mortgages-Non-Owner Occupied	175,344
Commercial Construction/Land	21,966
Consumer
Consumer Open-End	50,282
Consumer Closed-End	26,235
Residential:
Residential Mortgages	106,990
Residential Consumer Construction/Land	31,673

Total loans	$ 609,333

Less allowance for credit losses	7,412

Net loans	$ 601,921

As of
December 31, 2022
Commercial	$ 95,885
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	135,189
Commercial Mortgages-Non-Owner Occupied	206,701
Commercial Construction	12,135
Consumer
Consumer Unsecured	2,828
Consumer Secured	95,131
Residential:
Residential Mortgages	43,049
Residential Consumer Construction	20,707

Total loans	$ 611,625

Less allowance for credit losses	6,259

Net loans	$ 605,366

(1)Includes net deferred costs of $961 and $1,114 as of December 31, 2023 and 2022 respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for credit losses (continued)

The following table presents the amortized cost basis of collateral dependent loans by loan segment:

Collateral Dependent Loans	December 31, 2023
(dollars in thousands)	Business/Other Assets	Real Estate
Commercial	$ 313	$ -
Commercial Real Estate	-	3,566
Consumer	-	329
Residential	-	1,105
Total	$ 313	$ 5,000

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for credit losses (continued)

Impaired loans by class as of and for the period ended December 31, 2022 were as follows:

	Impaired Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2022
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2022	Investment(1)	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded:
Commercial	$-	$-	$-	$9	$-
Commercial Real Estate
Commercial Mortgages-Owner Occupied	554	581	-	1,573	48
Commercial Mortgage Non-Owner Occupied	518	526	-	310	23
Commercial Construction	-	-	-	-	-
Consumer
Consumer Unsecured	-	-	-	-	-
Consumer Secured	249	249	-	154	12
Residential
Residential Mortgages	1,345	1,428	-	1,331	54
Residential Consumer Construction	-	-	-	-	-

With an Allowance Recorded:
Commercial	$-	$-	$-	$-	$-
Commercial Real Estate
Commercial Mortgages-Owner Occupied	-	-	-	-	-
Commercial Mortgage Non-Owner Occupied	-	-	-	-	-
Commercial Construction	-	-	-	-	-
Consumer
Consumer Unsecured	-	-	-	-	-
Consumer Secured	-	-	-	-	-
Residential
Residential Mortgages	-	-	-	-	-
Residential Consumer Construction	-	-	-	-	-

Totals:
Commercial	$-	$-	$-	$9	$-
Commercial Real Estate
Commercial Mortgages-Owner Occupied	554	581	-	1,573	48
Commercial Mortgage Non-Owner Occupied	518	526	-	310	23
Commercial Construction	-	-	-	-	-
Consumer
Consumer Unsecured	-	-	-	-	-
Consumer Secured	249	249	-	154	12
Residential
Residential Mortgages	1,345	1,428	-	1,331	54
Residential Consumer Construction	-	-	-	-	-
	$2,666	$2,784	$-	$3,377	$137

(1)Recorded investment is net of charge-offs and interest paid while a loan is in non-accrual status.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for credit losses (continued)

The following tables present the activity in the allowance for credit losses for the year-to-date periods ended and the distribution of the allowance by segment as of December 31, 2023 and 2022.

	Allowance for Credit Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Year Ended December 31, 2023

		Commercial
2023	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Credit losses:

Beginning Balance	$1,102	$2,902	$904	$1,351	$6,259
Adoption of ASU 2016-13	(526)	1,157	257	357	1,245
Charge-Offs	(149)	-	(84)	(3)	(236)
Recoveries	50	96	44	19	209
Provision (recovery of provision)	37	(170)	(28)	96	(65)
Ending Balance	514	3,985	1,093	1,820	7,412

Ending Balance: Individually evaluated	-	-	-	-	-

Ending Balance: Collectively evaluated	514	3,985	1,093	1,820	7,412

Totals:	$514	$3,985	$1,093	$1,820	$7,412

Financing Receivables:
Ending Balance: Individually evaluated	313	3,566	329	1,105	5,313

Ending Balance: Collectively evaluated	65,011	325,263	76,188	137,558	604,020

Totals:	$65,324	$328,829	$76,517	$138,663	$609,333

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for credit losses (continued)

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

Note 5 - Loans and allowance for credit losses (continued)

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for credit losses (continued)

The table below details the amortized cost of the classes of loans by credit quality indicator and year of origination as of December 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total	Revolving Loans Converted to Term
Commercial
Risk Rating
Pass	$ 6,724	$ 4,559	$ 9,091	$ 6,067	$ 2,754	$ 18,429	$ 16,703	$ 64,327	$ 39
Special Mention	100	-	-	132	-	-	382	614	-
Substandard	-	18	232	-	6	127	-	383	181
Total	$ 6,824	$ 4,577	$ 9,323	$ 6,199	$ 2,760	$ 18,556	$ 17,085	$ 65,324	$ 220

Commercial Real Estate:
Commercial Mort. - Owner Occupied
Risk Rating
Pass	$ 10,260	$ 23,120	$ 45,838	$ 7,972	$ 8,988	$ 31,254	$ 1,630	$ 129,062	$ 159
Special Mention	-	-	-	-	-	456	-	456	-
Substandard	94	-	-	45	283	1,579	-	2,001	-
Total	$ 10,354	$ 23,120	$ 45,838	$ 8,017	$ 9,271	$ 33,289	$ 1,630	$ 131,519	$ 159

Commercial Mort. - Non-Owner Occupied
Risk Rating
Pass	$ 13,069	$ 52,341	$ 35,419	$ 10,210	$ 4,397	$ 52,583	$ 6,152	$ 174,171	$ -
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	1,173	-	-	-	1,173	-
Total	$ 13,069	$ 52,341	$ 35,419	$ 11,383	$ 4,397	$ 52,583	$ 6,152	$ 175,344	$ -

Commercial Construction/Land
Risk Rating
Pass	$ 1,848	$ 3,157	$ 9,869	$ 2,842	$ 628	$ 463	$ 2,768	$ 21,575	$ -
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	391	-	-	-	-	391	-
Total	$ 1,848	$ 3,157	$ 10,260	$ 2,842	$ 628	$ 463	$ 2,768	$ 21,966	$ -

Consumer:
Consumer - Open-End
Risk Rating
Pass	$ -	$ -	$ -	$ -	$ -	$ -	$ 50,042	$ 50,042	$ 1,466
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	240	240	-
Total	$ -	$ -	$ -	$ -	$ -	$ -	$ 50,282	$ 50,282	$ 1,466

Consumer - Closed-End
Risk Rating

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pass	$ 5,587	$ 11,121	$ 588	$ 529	$ 7,647	$ 601	$ -	$ 26,073	$ -
Special Mention	-	-	-	14	-	-	-	14	-
Substandard	-	-	-	-	32	116	-	148	-
Total	$ 5,587	$ 11,121	$ 588	$ 543	$ 7,679	$ 717	$ -	$ 26,235	$ -

Residential:
Residential Mortgages
Risk Rating
Pass	$ 26,854	$ 24,740	$ 10,220	$ 9,007	$ 7,161	$ 25,935	$ -	$ 103,917	$ -
Special Mention	-	-	-	-	-	1,687	-	1,687	-
Substandard	-	-	-	105	54	1,227	-	1,386	-
Total	$ 26,854	$ 24,740	$ 10,220	$ 9,112	$ 7,215	$ 28,849	$ -	$ 106,990	$ -

Residential Consumer Construction/Land
Risk Rating
Pass	$ 10,762	$ 11,341	$ 3,821	$ 1,414	$ 1,896	$ 2,417	$ -	$ 31,651	$ -
Special Mention	-	-	22	-	-	-	-	22	-
Substandard	-	-	-	-	-	-	-	-	-
Total	$ 10,762	$ 11,341	$ 3,843	$ 1,414	$ 1,896	$ 2,417	$ -	$ 31,673	$ -

Totals:
Risk Rating
Pass	$ 75,104	$ 130,379	$ 114,846	$ 38,041	$ 33,471	$ 131,682	$ 77,295	$ 600,818	$ 1,664
Special Mention	100	-	22	146	-	2,143	382	2,793	-
Substandard	94	18	623	1,323	375	3,049	240	5,722	181
Total	$ 75,298	$ 130,397	$ 115,491	$ 39,510	$ 33,846	$ 136,874	$ 77,917	$ 609,333	$ 1,845

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for credit losses (continued)

The following table details the current period gross charge-offs of loans by year of origination as of December 31, 2023.

Current Period Gross Charge-Offs by Origination Year (in thousands)

	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total	Revolving Loans Converted to Term
Commercial	$ -	$ -	$ -	$ 17	$ -	$ 132	$ -	$ 149	$ -
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Construction/Land	-	-	-	-	-	-	-	-	-
Consumer:
Consumer Open-End	-	-	-	-	-	6	7	13	-
Consumer Closed-End	19	33	19	-	-	-	-	71	-
Residential:
Residential Mortgages	-	-	-	-	-	3	-	3	-
Residential Consumer Construction/Land	-	-	-	-	-	-	-	-	-

Total	$ 19	$ 33	$ 19	$ 17	$ -	$ 141	$ 7	$ 236	$ -

The following table present credit quality information by class of loans as of December 31, 2022.

Credit Quality Information - by Class
December 31, 2022 (in thousands)
2022	Pass	Monitor	Special	Substandard	Doubtful	Totals
			Mention
Commercial	$89,889	$4,418	$1,465	$113	$—	$95,885
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	132,686	1,931	—	572	—	135,189
Commercial Mortgages-Non-Owner Occupied	204,810	—	1,182	709	—	206,701
Commercial Construction	12,126	9	—	—	—	12,135
Consumer
Consumer Unsecured	2,809	—	19	—	—	2,828
Consumer Secured	94,788	—	—	343	—	95,131
Residential:
Residential Mortgages	41,591	—	—	1,458	—	43,049
Residential Consumer Construction	19,178	1,529	—	—	—	20,707

Totals	$597,877	$7,887	$2,666	$3,195	$—	$611,625

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for credit losses (continued)

Loans on Non-accrual Status
(dollars in thousands)

	CECL			Incurred Loss
	December 31, 2023			December 31, 2022
	Non-accrual Loans			Non-accrual Loans
	With No Allowance	With an Allowance	Total
Commercial	$ -	$ -	$ -	$ -
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	-	-	-	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	518
Commercial Construction/Land	391	-	391	-
Consumer
Consumer Open-End	-	-	-	-
Consumer Closed-End	-	-	-	20
Residential:
Residential Mortgages	-	-	-	95
Residential Consumer Construction/Land	-	-	-	-
Total	$ 391	$ -	$ 391	$ 633

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for credit losses (continued)

The following tables present an aging analysis of the loan portfolio by class and past due as of December 31, 2023 and 2022.

Age Analysis of Past Due Loans as of December 31, 2023 (in thousands)
							Recorded
			Greater				Investment
2023	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$—	$—	$—	$—	$65,324	$65,324	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	91	—	—	91	131,428	131,519	—
Commercial Mortgages-Non-Owner Occupied	—	—	—	—	175,344	175,344	—
Commercial Construction/Land	—	—	—	—	21,966	21,966	—
Consumer:
Consumer Open-End	357	—	—	357	49,925	50,282	—
Consumer Closed-End	126	89	—	215	26,020	26,235	—
Residential:
Residential Mortgages	396	—	—	396	106,594	106,990	—
Residential Consumer Construction/Land	—	—	—	—	31,673	31,673	—
Total	$970	$89	$—	$1,059	$608,274	$609,333	$—

Age Analysis of Past Due Loans as of December 31, 2022 (in thousands)
							Recorded
			Greater				Investment
2022	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$52	$194	$—	$246	$95,639	$95,885	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	—	—	—	—	135,189	135,189	—
Commercial Mortgages-Non-Owner Occupied	55	—	—	55	206,646	206,701	—
Commercial Construction	—	397	—	397	11,738	12,135	—
Consumer:
Consumer Unsecured	15	—	—	15	2,813	2,828	—
Consumer Secured	62	—	13	75	95,056	95,131	—
Residential:
Residential Mortgages	139	—	95	234	42,815	43,049	—
Residential Consumer Construction	—	—	—	—	20,707	20,707	—
Total	$323	$591	$108	$1,022	$610,603	$611,625	$—

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for credit losses (continued)

The amounts of overdrafts reclassified as loans were $31 and $45 as of December 31, 2023 and 2022, respectively.

The Company’s officers, directors and their related interests have various types of loan relationships with the Bank. The total outstanding balances of these related party loans at December 31, 2023 and 2022 were $9,904 and $10,738 respectively. During 2023, new loans and advances amounted to $467 and repayments amounted to $1,301.

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

There were no loan modifications to borrowers experiencing financial difficulty during the twelve months ended December 31, 2023. There were no loan modifications to borrowers experiencing financial difficulty that defaulted (90 days past due) during the twelve months ended December 31, 2023.

Troubled Debt Restructurings (TDR)

There was one loan modification during the twelve months ended December 31, 2022 that was classified as a Troubled Debt Restructuring (TDR). The commercial owner-occupied real estate loan was modified to allow for multiple payment deferrals.

There were no loan modifications classified as TDRs that defaulted (90 days past due) during the twelve months ended December 31, 2022.

The Company adopted ASU 2022-02 on January 1, 2023, which eliminated the accounting guidance for TDRs.

ACL on Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $665 at December 31, 2023, is separately classified within Other Liabilities on the Consolidated Balance Sheets.

The following table presents the balance and activity in the ACL for unfunded commitments for the twelve months ended December 31, 2023:

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for credit losses (continued)

Allowance for Credit Losses on Unfunded Commitments	(in thousands)
Balance, December 31, 2022	$ -
Adoption of ASU 2016-13	779
Recovery of credit losses	(114)
Balance Decemeber 31, 2023	$ 665

Note 6 - Other real estate owned

At December 31, 2023 and 2022, OREO was $0 and $566 respectively. At December 31, 2022, OREO was comprised of non-residential properties associated with commercial relationships. As of December 31, 2023 and 2022 respectively, there were no consumer mortgage loans secured by residential real estate that were in the process of foreclosure. The following table represents the changes in OREO balance in 2023 and 2022.

OREO Changes
	Year Ended December 31,
(in thousands)	2023	2022
Balance at the beginning of the year	$566	$761
Transfers from Loans	—	—
Capitalized costs	—	—
Valuation adjustments	(23)	(195)
Sales proceeds	(540)	—
Loss on sales	(3)	—
Balance at the end of the year	$—	$566

There were no residential properties being carried in OREO as of December 31, 2023 and 2022.

Note 7 – Premises and equipment

Premises and equipment at December 31, 2023 and 2022 are summarized as follows:

	December 31,
(in thousands)	2023	2022
Land	$3,882	$3,882
Building and improvements	14,059	14,040
Property for future expansion	1,144	52
Furniture and equipment	9,433	9,033
Leasehold improvements	3,089	3,056
Software	2,030	2,000
	33,637	32,063
Less accumulated depreciation	15,496	14,089

Net premises and equipment	$18,141	$17,974

Total depreciation and amortization expense related to premises and equipment for the years ended December 31, 2023 and 2022 was $1,428 and $1,556, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Deposits

A summary of deposit accounts is as follows:

	December 31,
(in thousands)	2023	2022
Demand
Noninterest bearing	$134,275	$154,884
Interest bearing	404,693	428,027
Savings	133,536	132,452
Time, $250,000 or more	34,971	17,529
Other time	170,984	115,246

	$878,459	$848,138

At December 31, 2023, maturities of time deposits are scheduled as follows (in thousands):

Year Ending December 31,	Amount

2024	$112,110
2025	74,221
2026	5,689
2027	10,899
2028 and thereafter	3,036

$205,955

The Bank held deposits from the Company’s officers, directors and their related interests of $18,584 and $17,928 at December 31, 2023 and 2022, respectively.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Business Segments (continued)

Information about reportable business segments and reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, 2023 and 2022 was as follows:

Business Segments
			Investment
	Community		Advisory
(in thousands)	Banking	Mortgage	Services	Total
For the year ended December 31, 2023
Net interest income	$29,740	$-	$-	$29,740
(Recovery of) loan losses	(179)	-	-	(179)
Net interest income after recovery of loan losses	29,919	-	-	29,919
Noninterest income	4,732	3,938	4,197	12,867
Noninterest expenses	26,634	3,486	2,387	32,507
Income before income taxes	8,017	452	1,810	10,279
Income tax expense	1,100	95	380	1,575
Net income	$6,917	$357	$1,430	$8,704
Total assets as of December 31, 2023	$956,637	$1,620	$11,114	$969,371

For the year ended December 31, 2022
Net interest income	$29,703	$-	$-	$29,703
(Recovery of) loan losses	(900)	-	-	(900)
Net interest income after recovery of loan losses	30,603	-	-	30,603
Noninterest income	4,056	5,256	3,932	13,244
Noninterest expenses	26,035	4,466	2,236	32,737
Income before income taxes	8,624	790	1,696	11,110
Income tax expense	1,628	166	357	2,151
Net income	$6,996	$624	$1,339	$8,959
Total assets as of December 31, 2022	$914,420	$2,916	$11,235	$928,571

Note 10 – Capital notes

On April 13, 2020, the Company commenced a private placement of unregistered debt securities (the “2020 Offering”). In the 2020 Offering, the Company sold and closed $10,050 in principal of notes (the “2020 Notes”) during the 2nd and 3rd quarters of 2020. The 2020 Offering officially ended on July 8, 2020. The 2020 Notes bear interest at the rate of 3.25% per year with interest payable quarterly in arrears. The 2020 Notes will mature on June 30, 2025 and are currently subject to full or partial call by the Company on thirty days notice. The balance of the 2020 Notes as of December 31, 2023 and 2022 is presented net of unamortized issuance costs on the Consolidated Balance Sheet.

On September 24, 2020 the Company used $5,000 of the proceeds for the payment of principal of the Company’s previously outstanding 4.00% notes that were issued in 2017. The Company intends to use the balance of the proceeds from the 2020 Offering for general corporate purposes in the discretion of Company’s management such as payment of interest on the 2020 Notes and as a contribution of additional capital to the Bank.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Other borrowings

Short-term borrowings may consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings may also include federal funds purchased, which are unsecured overnight borrowings from other financial institutions. The Bank utilized one short-term borrowing in the amount of $14,000 for sixteen days in March of 2023 as a contingency funding mechanism. The average rate paid on this borrowing was 4.92%.

There was no utilization of short-term borrowings in 2022 other than one day nominal balances to test the lines. Average balances were less than $1 for both years.

Unsecured federal fund lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $13,000, Zions Bank, $4,000, PNC Bank, $6,000, First National Bankers’ Bank, $10,000, and Pacific Coast Bankers’ Bank, $20,000. The Bank also maintains a secured federal funds line with Community Bankers’ Bank whereby it may pledge securities as collateral with no specified minimum or maximum amount or term. The current amount available on the secured line based on the securities currently pledged is $4,597.

The Bank is also a member of the Federal Home Loan Bank of Atlanta (“FHLBA”). The Bank’s available credit through the FHLBA was $239,927 as of December 31, 2023, the most recent calculation. The Bank must pledge collateral in order to access the FHLBA available credit. Currently the Bank has pledged to the FHLBA approximately $34,535 in 1-4 family residential mortgages which, after adjustments for the loan-to-value requirements by the FHLBA, would allow the Bank to access up to $21,052 in credit without pledging any additional collateral.

As of December 31, 2023, and 2022 there were no outstanding balances on any of the credit facilities mentioned above.

On December 29, 2021, Financial borrowed $11,000 from National Bank of Blacksburg (NBB) pursuant to a secured promissory note (the “NBB Note”). Prior to the modification discussed below, the NBB Note bore interest at the rate of 4.00%, and was being amortized over a fifteen year period with a balloon payment of approximately $9,375 due on December 31, 2024. The note is secured by a first priority lien on approximately 4.95% of the Bank’s common stock. The balance of the NBB Note is presented on the Consolidated Balance Sheets under “other borrowings” and is net of unamortized issuance costs. A portion of the proceeds were used to purchase 100% of the capital stock of PWW.

On June 30, 2022, NBB agreed to modify the terms of the NBB Note effective July 1, 2022. Pursuant to the modification, the balloon payment date was extended to December 31, 2026 from December 31, 2024 and the interest rate was lowered to 3.90% from 4.00%. The approximate amount of the balloon payment on December 31, 2026 will be $8,104.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Income taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2020.

Income tax expense attributable to income before income tax expense is summarized as follows:

	December 31,
	2023	2022
Current federal income tax expense	$1,931	$2,161
Deferred federal income tax (benefit)	(356)	(10)
Income tax expense	$1,575	$2,151

Income tax expense differed from amounts computed by applying the U.S. Federal income tax rate of 21% to income before income tax expense as a result of the following:

	2023	2022
Computed “expected” income tax expense	$2,159	$2,333
Increase (reduction) in income tax resulting from:
Non-taxable income and state income tax	(593)	(110)
Non-deductible expenses	21	13
Other	(12)	(85)
Income tax expense	$1,575	$2,151

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below:

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12 - Income taxes (continued)

	December 31,
	2023	2022
Deferred tax assets
Lease liabilities	$885	$976
Allowance for loan losses	1,557	1,314
Unfunded commitment liability	137	—
Unrealized losses on available-for-sale securities	5,746	7,119
OREO	—	137
Non-accrual interest	51	91
Net operating losses	339	—
Deferred Compensation	953	782
Other	36	21
Gross deferred tax assets	9,704	10,440

Deferred tax liabilities
Right-of-use assets	794	898
Depreciation	230	303
Other	143	113
Gross deferred tax liabilities	1,167	1,314
Net deferred tax asset	$8,537	$9,126

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

The basic and diluted earnings per share calculations are as follows:

	Years ended December 31,
	2023	2022

Net income	$8,704	$8,959

Weighted average number of shares outstanding - basic and diluted	4,562,374	4,698,041

Earnings per common shares - basic and diluted	$1.91	$1.91

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Earnings per common share (EPS) (continued)

All restricted stock units (RSUs) were excluded from calculating diluted earnings per share as the Company elected to settle units vesting in 2022 and 2021 wholly in cash. There are currently no outstanding RSUs as of December 31, 2023. There were no potentially dilutive shares outstanding in 2023 and 2022. Consequently, the weighted average shares and weighted average diluted shares were identical.

Note 14 – Employee Benefit plans

Defined contribution benefit plan. The Company adopted a 401(k) defined contribution plan on October 1, 2000, which is administered by the Virginia Bankers’ Association. Participants have the right to contribute up to a maximum of 19% of pretax annual compensation or the maximum allowed under Section 401(g) of the Internal Revenue Code, whichever is less. The Company contributed $502 and $454 to the plan on behalf of the employees for the years ended December 31, 2023 and 2022, respectively.

Supplemental Executive Retirement Plan. A Supplemental Executive Retirement Plan (SERP) was established to provide participating executives (as determined by the Company’s Board of Directors) with benefits that cannot be provided under the 401(k) as a result of limitations imposed by the Internal Revenue Code. The SERP will also provide benefits to eligible employees or their survivors, as applicable, if they die, retire, or are terminated under certain circumstances. SERP expense totaled $818 and $561 for the years ended December 31, 2023 and 2022, respectively and is included within the “Salaries and employee benefits” line on the income statement. The related liability totaled $4,536 and $3,726 at December 31, 2023 and 2022, respectively.

The Company funds the plan through a modified endowment contract. Income recorded for the plan represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of December 31, 2023 and 2022, the life insurance policies had cash surrender values of approximately $21,586 and $19,237, respectively.

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

In 2023 and 2022, all shares purchased pursuant to the ESPP were purchased on the open market and consequently the Company issued no common shares in connection with the ESPP during the years ended December 31, 2023 and 2022.

Note 15 – Stock-based compensation plans

On March 20, 2018, the Board of Directors adopted the “2018 Bank of the James Financial Group, Inc. Equity Incentive Plan,” which was approved by the shareholders on May 15, 2018. The 2018 Incentive Plan permits the issuance of up to 250,000 shares of common stock (as may be adjusted for stock dividends, stock splits, mergers, recapitalizations, and certain other transactions) for awards to key employees of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock awards and performance units. The 2018 Incentive Plan Expires on December 31, 2028.

The recipients of restricted stock units do not receive shares of the Company’s stock immediately, but instead receive shares, or cash compensation, or some combination of the two, upon satisfying the requisite service period specified by the terms and conditions of the grant. Additionally, the recipients of restricted stock units do not enjoy the same rights as other holders of the Company’s common stock until the units have vested and as such, they do not have voting rights or

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Stock-based compensation plans (continued)

rights to nonforfeitable dividends. The related compensation expense is based on the fair value of the Company’s stock. Shares vested over 3 years in thirds with the first one-third vesting one year from the grant date. There was no expense recognized in connection with the restricted stock unit awards for the years ended December 31, 2023 and 2022 as all awards were previously vested and settled in cash. There were no new grants in the year ended December 31, 2023 or 2022. The fair value of shares which vested in 2023 and 2022 was $0 and $127, respectively.

Note 16 – Dividend Reinvestment Plan

The Company has in effect a Dividend Reinvestment Plan (DRIP) which provides an automatic conversion of dividends into common stock for enrolled shareholders. The Company may issue common shares to the DRIP or purchase common shares on the open market. Common shares are purchased on the open market at a price that based on the weighted average price of all shares purchased by the broker-dealer on the open market from each aggregate order placed by the Plan Administrator. In 2023 and 2022, all shares purchased through the DRIP were purchased on the open market and consequently the Company issued no common shares to the DRIP during the years ended December 31, 2023 and 2022.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total Common Equity Tier 1 capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2023 that the Bank met all capital adequacy requirements to which it is subject. The Bank’s actual regulatory capital amounts and ratios for December 31, 2023 and 2022 are also presented in the table below.

In addition to the minimum regulatory capital required for capital adequacy purposes the Bank is required to maintain a minimum Capital Conservation Buffer above those minimums in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The Capital Conservation Buffer was 2.5% at December 31, 2023 and 2022, and is applicable for the Common Equity Tier 1, Tier 1, and Total Capital Ratios.

As of December 31, 2023, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

To be categorized as well capitalized under the prompt corrective action regulations, the Bank must maintain minimum total risk-based, CET1, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Regulatory matters (continued)

The capital ratios for the Bank for 2023 and 2022 are set forth in the following table:

	December 31, 2023
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Total capital
(to risk-weighted assets)	$98,651	13.38%	$77,438	>10.50%	$73,751	> 10.00%
Tier 1 capital
(to risk-weighted assets)	$91,239	12.37%	$62,688	>8.50%	$59,000	> 8.00%
Common Equity Tier 1 capital
(to risk-weighted assets)	$91,239	12.37%	$51,625	>7.00%	$47,938	>6.50%
Tier 1 capital (leverage)
(to average assets)	$91,239	9.57%	$38,150	> 4.00%	$47,688	> 5.00%

(1)Includes capital conservation buffer of 2.50% where applicable.

	December 31, 2022
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Total capital
(to risk-weighted assets)	$90,166	11.98%	$79,014	>10.50%	$75,252	> 10.00%
Tier 1 capital
(to risk-weighted assets)	$83,907	11.15%	$63,964	>8.50%	$60,201	> 8.00%
Common Equity Tier 1 capital
(to risk-weighted assets)	$83,907	11.15%	$52,676	>7.00%	$48,913	>6.50%
Tier 1 capital (leverage)
(to average assets)	$83,907	8.98%	$37,371	> 4.00%	$46,714	> 5.00%

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

At December 31, 2023, the Bank had rate lock commitments to originate mortgage loans through its Mortgage Division amounting to approximately $11,562 and loans held for sale of $1,258. The Bank has entered into corresponding commitments with third party investors to sell each of these loans that close. No other obligation exists.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Financial instruments with off-balance-sheet risk (continued)

Financial instruments whose contract amounts represent credit risk are as follows:

	Contract Amounts at
	December 31,
	2023	2022

Commitments to extend credit	$173,053	$196,902

Standby letters of credit	$2,636	$2,923

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

The Bank maintains a significant portion of its cash balances with one financial institution. Uninsured cash balances as of December 31, 2023 were approximately $7,348 which consisted of the total balances in one account at the Federal Home Loan Bank of Atlanta (FHLBA), as well as the balances (all net of $250 FDIC coverage) held in one account at Community Bankers’ Bank, one account at Zions Bank, one account held at First National Bankers’ Bank, one account held at Pacific Coast Bankers’ Bank, and one account held at PNC Bank. Uninsured cash balances as of December 31, 2022 were approximately $13,674 which consisted of the total balances in the same accounts referenced for 2023 above.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair value measurements (continued)

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period.

		Fair Value at December 31, 2023
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Balance as of	Markets for	Observable	Inputs
	December 31,	Identical Assets	Inputs	(Level 3)
Description	2023	(Level 1)	(Level 2)
U.S. Treasuries	$4,947	$—	$4,947	$—
U.S. agency obligations	60,955	—	60,955	—
Mortgage-backed securities	95,079	—	95,079	—
Municipals	40,789	—	40,789	—
Corporates	14,740	—	14,740	—
Total available-for-sale securities	$216,510	$—	$216,510	$—
IRLCs – asset	129	—	—	129
Total assets at fair value	$216,639	$—	$216,510	$129

		Fair Value at December 31, 2022
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Balance as of	Markets for	Observable	Inputs
	December 31,	Identical Assets	Inputs	(Level 3)
Description	2022	(Level 1)	(Level 2)
U.S. Treasuries	$4,741	$—	$4,741	$—
U.S. agency obligations	59,273	—	59,273	—
Mortgage-backed securities	67,842	—	67,842	—
Municipals	37,855	—	37,855	—
Corporates	16,076	—	16,076	—
Total available-for-sale securities	$185,787	$—	$185,787	$—
IRLCs – asset	91	—	—	91
Total assets at fair value	$185,878	$—	$185,787	$91

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair value measurements (continued)

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2023
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
IRLCs - asset	$129	Market approach	Range of pull through rate	85%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2022
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
IRLCs - asset	$91	Market approach	Range of pull through rate	85%

Assets measured at fair value on a nonrecurring basis.

Loans held for sale

Loans held for sale are measured at lower of cost or fair value. Under ASC 820, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. Because quotes and bids on loans held for sale are available in active markets, loans held for sale are considered to be Level 2. No nonrecurring fair value adjustments were recorded during the years ended December 31, 2023 and 2022. Gains and losses on the sale of loans are recorded in noninterest income on the Consolidated Statements of Income.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair value measurements (continued)

Collateral Dependent Loans with an ACL

In accordance with ASC 326, we may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower's ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower's industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice. As of December 31, 2023, we had no collateral dependent loans with an ACL.

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

There was no OREO as of December 31, 2023.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair value measurements (continued)

Fair Value at December 31, 2022
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
(in thousands)	December 31,	Identical Assets	Inputs	Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)

Impaired loans*	$ 854	$ -	$ -	$ 854

Other real estate	$ 566	$ -	$ -	$ 566

*Includes loans charged down to the net realizable value of the collateral.

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

Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments, including those financial assets and financial liabilities that are not required to be measured and reported at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the following tables whether or not recognized on the Consolidated Balance Sheets at fair value. Fair values for December 31, 2023 and 2022 were estimated using an exit price notion.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair value measurements (continued)

		Fair Value Measurements at December 31, 2023 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$25,613	$25,613	$—	$—	$25,613
Fed funds sold	49,225	49,225	—	—	49,225
Securities
Available-for-sale	216,510	—	216,510	—	216,510
Held-to-maturity	3,622	—	3,231	—	3,231
Restricted stock	1,541	—	1,541	—	1,541
Loans, net	601,921	—	—	566,655	566,655
Loans held for sale	1,258	—	1,258	—	1,258
Interest receivable	2,835	—	2,835	—	2,835
BOLI	21,586	—	21,586	—	21,586
Derivatives	129	—	—	129	129
Liabilities
Deposits	$878,459	$—	$876,846	$—	$876,846
Capital notes, net	10,042	—	9,854	—	9,854
Other borrowings	9,890	—	9,861	—	9,861
Interest payable	480	—	480	—	480

		Fair Value Measurements at December 31, 2022 using
	Carrying
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$30,025	$30,025	$—	$—	$30,025
Fed funds sold	31,737	31,737	—	—	31,737
Securities
Available-for-sale	185,787	—	185,787	—	185,787
Held-to-maturity	3,639	—	3,135	—	3,135
Restricted stock	1,387	—	1,387	—	1,387
Loans, net	605,366	—	—	564,802	564,802
Loans held for sale	2,423	—	2,423	—	2,423
Interest receivable	2,736	—	2,736	—	2,736
BOLI	19,237	—	19,237	—	19,237
Derivatives	91	—	—	91	91
Liabilities
Deposits	$848,138	$—	$850,102	$—	$850,102
Capital notes, net	10,037	—	9,200	—	9,200
Other borrowings	10,457	—	9,438	—	9,438
Interest payable	89	—	89	—	89

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

The Bank leases its principal Lynchburg, Virginia, location from Jamesview Investments, LLC, a legal entity which is wholly-owned by William C. Bryant III, a member of the Board of Directors of both Financial and the Bank. This lease is classified as a finance lease and the related lease liability totaled $2.4 million at December 31, 2023.

The following table represents information about the Company’s operating leases:

	December 31,
(Dollars in thousands)	2023	2022
Lease liabilities	$1,192	$1,260
Right-of-use assets	$1,125	$1,204
Weighted average remaining lease term	11.8 years	12.7 years
Weighted average discount rate	3.44%	3.44%

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 – Leases (continued)

The following table represents information about the Company’s finance leases:

	December 31,
(Dollars in thousands)	2023	2022
Lease liabilities	$3,022	$3,389
Right-of-use assets	$2,659	$3,074
Weighted average remaining lease term	7.2 years	8.2 years
Weighted average discount rate	2.70%	2.70%

	For the Year Ended December 31,
Lease cost (in thousands)	2023	2022
Operating lease cost	$122	$121
Finance lease cost:
Amortization of right-of-use assets	414	414
Interest on lease liabilities	86	96
Total lease cost	$622	$631

Cash paid for amounts included in measurement
of operating lease liabilities	$110	$112

Cash paid for amounts included in measurement
of finance lease liabilities	$454	$453

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total of lease liabilities is as follows:

	Operating Lease	Finance Lease
	Liabilities	Liabilities
	As of	As of
Lease payments due (in thousands)	December 31, 2023	December 31, 2023
Twelve months ending December 31, 2024	$111	$479
Twelve months ending December 31, 2025	112	515
Twelve months ending December 31, 2026	116	515
Twelve months ending December 31, 2027	125	517
Twelve months ending December 31, 2028	126	517
Thereafter	874	816
Total undiscounted cash flows	$1,464	$3,359
Discount	(272)	(337)
Lease liabilities	$1,192	$3,022

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24 - Impact of recently issued accounting standards

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision mark (CODM), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures required by FASB ASU Topic 280 in interim periods as well, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.

In October 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This ASU incorporates certain U.S. Securities and Exchange Commission (SEC) disclosure requirements into the FASB Accounting Standards Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements.

In July 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718).” This ASU amends the FASB Accounting Standards Codification for SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. ASU 2023-03 is

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24 - Impact of recently issued accounting standards (continued)

effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2023-03 to have a material impact on its consolidated financial statements.

In March 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” These amendments require entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. Transition can be done either retrospectively or prospectively. The Company does not expect the adoption of ASU 2023-01 to have a material impact on its consolidated financial statements.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25 - Condensed financial statements of parent company

Financial information pertaining only to Bank of the James Financial Group, Inc. is as follows:

Balance Sheet

	December 31,
	2023	2022
Assets
Cash	$1,046	$2,913
Taxes receivable	92	76

Investment in subsidiaries	78,694	67,967

Other assets	414	19

Total assets	$80,246	$70,975

Liabilities and stockholders’ equity

Capital notes	$10,042	$10,037
Other borrowings	9,890	10,457
Other liabilities	275	255
Total Liabilities	$20,207	$20,749

Common stock $2.14 par value	$9,723	$9,905
Additional paid-in-capital	35,253	36,068
Retained earnings	36,678	31,034
Accumulated other comprehensive loss	(21,615)	(26,781)
Total stockholders’ equity	$60,039	$50,226

Total liabilities and stockholders’ equity	$80,246	$70,975

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25 – Condensed financial statements of parent company (continued)

Statements of Income
	Years Ended December 31,
	2023	2022
Income
Dividends from subsidiaries	$2,000	$5,318

Operating expenses
Interest on capital notes and other borrowings	725	767
Legal and professional fees	207	237
Other expense	137	135

Total expenses	1,069	1,139

Income tax (benefit)	(613)	(239)

Income before equity in undistributed income of subsidiaries	1,544	4,418

Equity in undistributed income of subsidiaries	7,160	4,541

Net income	$8,704	$8,959

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25 – Condensed financial statements of parent company (continued)

Statements of Cash Flows
	Years Ended December 31,
	2023	2022

Cash flows from operating activities
Net income	$8,704	$8,959

Adjustments to reconcile net income to net cash provided by operating activities
Amortization of debt issuance costs	10	10
(Increase) in income taxes receivable	(16)	(67)
(Increase) in other assets	(390)	(2)
Increase (decrease) in other liabilities	20	(73)
Equity in undistributed net (income) of subsidiaries	(7,160)	(4,541)

Net cash provided by operating activities	$1,168	$4,286

Cash flows from investing activities
Cash paid in acquisition of subsidiary	—	(818)

Net cash used in investing activities	$—	$(818)

Cash flows from financing activities
Dividends paid to common stockholders	$(1,461)	$(1,365)
Principal payments on other borrowings	(577)	(532)
Repurchase of common stock	(997)	(1,402)

Net cash (used in) financing activities	$(3,035)	$(3,299)

(Decrease) increase in cash and cash equivalents	$(1,867)	$169

Cash and cash equivalents at beginning of period	2,913	2,744

Cash and cash equivalents at end of period	$1,046	$2,913

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

As reported in Financial’s Form 8-K filing, at a meeting on March 12, 2024, the Audit Committee of Bank of the James Financial Group, Inc. (the “Company”) dismissed Yount, Hyde & Barbour, P.C. (“YHB”) as the Company’s independent registered public accounting firm upon completion of the 2023 audit and filing of the fiscal year 2023 Form 10-K. At the same meeting, the Audit Committee selected the accounting firm of Elliott Davis, PLLC as the new independent registered public accounting firm for the Company’s 2024 fiscal year. Elliott Davis was selected after evaluating responses to a request for proposal issued by the Audit Committee.

YHB audited the consolidated financial statements of the Company for the years ended December 31, 2023 and 2022. YHB’s report on the Company’s financial statements for the last two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2023 and December 31, 2022 there were no (i) disagreements between YHB and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of YHB, would have caused it to make reference to the subject matter of the disagreements in connection with its reports, or (ii) “reportable events,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has requested that YHB review the disclosure in this Item 9, and YHB has been given the opportunity to furnish the Company with a copy of its letter addressed to the Securities Exchange Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company herein. Such letter is filed as Exhibit 16.1 to this Report.

Item 9A.Controls and Procedures

a)Evaluation of Disclosures and Controls Procedures

Management of the Company is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Financial’s management, including Financial’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2023. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information required to be set forth in the Company’s periodic reports.

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

As of December 31, 2023, management has assessed the effectiveness of the internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the assessment, Management determined that it maintained effective internal control over the financial reporting as of December 31, 2023, based on the 2013 framework criteria.

In order to ensure that Financial’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) in 2013, by the Treadway Commission.

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

d)Changes in Internal Control over Financial Reporting

There have been no significant changes during the quarter ended December 31, 2023, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting.

Item 9B.Other Information

During the quarter and year ended December 31, 2023, no officer or director of the Company adopted or terminated any Rule 10b5-1 trading arrangement nor any non-Rule 10b5-1 trading arrangement as those terms are used in Item 408 of Reg S-K.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Part of the response to this Item will be included in the information set forth under the headings “Nominees and Continuing Directors,” “Corporate Governance and the Board of Directors Matters,” “Director and Officer Biographical Information,” and “Committees of the Board of Directors of Financial” in Financial’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders, which Proxy Statement will be filed with the SEC within 120 days of the end of the Financial’s 2023 fiscal year (the “2024 Proxy Statement”), and such information is hereby incorporated by reference.

Financial has adopted a code of ethics that applies to Financial’s directors, executive officers (including the principal financial officer, principal accounting officer or controller, or persons performing similar functions), and senior officers. The code of ethics has been posted under the “Investor Relations” section on Financial’s website: www.bankofthejames.bank.

Item 11.Executive Compensation

The response to this Item will be included in the information set forth under the headings “Compensation of Directors and Executive Officers,” “Corporate Governance and the Board of Directors Matters,” and “Committees of the Board of Directors of Financial” in the 2024 Proxy Statement and such information is hereby incorporated by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the information set forth under the headings “Securities Authorized for Issuance Under Equity Compensation Plans,” “Corporate Governance and the Board of Directors Matters – Independence of Directors,” and “Security Ownership of Management” in the 2024 Proxy Statement and is hereby incorporated by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The response to this Item will be included in the information set forth under the heading “Transactions with Related Parties” in the 2024 Proxy Statement and is hereby incorporated by reference.

Item 14.Principal Accountant Fees and Services

The response to this Item will be included in the information set forth under the heading “Independent Registered Public Accounting Firm” in the 2024 Proxy Statement and is hereby incorporated by reference. Our independent registered public accounting firm is Yount, Hyde & Barbour, Winchester, Virginia, US PCAOB Auditor Firm I.D.: 613

PART IV

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

3.1	Amended and Restated Articles of Incorporation of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3(i) to Form 8-K filed on August 12, 2009)
3.2	Bylaws of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed February 19, 2021)
4.1	Description of Registrant’s Securities (incorporated by reference to Exhbit 4.1 to Form 10-K filed on March 29, 2022)
10.1

Amended and Restated Deed of Lease effective as of June 1, 2019 by and between Bank of the James and Jamesview Investments LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 10, 2020)

10.2

Form of Securities Purchase Agreement, made as of November 23, 2015, between Bank of the James Financial Group, Inc. and each institutional investor purchasing common shares of Bank of the James Financial Group, Inc. in the private placement that closed on December 3, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 24, 2015)

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

10.9	2016 Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and Harry P. Umberger (incorporated by reference to Exhibit 10.4 to Form 8-K filed on October 21, 2016)
10.10	Salary Continuation Agreement dated effective as of January 29, 2013 by and between the Bank and Michael A. Syrek (incorporated by reference to Exhibit 10.10 to Form 10-K filed on March 29, 2022)
10.11	Salary Continuation Agreement dated effective as of January 1, 2023 by and between the Bank and Eric J. Sorenson, Jr. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 6, 2023)
10.12	Dividend Reinvestment Plan (Incorporated by reference to Registration Statement on Form S-3, filed on August 21, 2017)
10.13	2018 Bank of the James Financial Group, Inc. Equity Incentive Plan (incorporated by reference to Schedule 14A Proxy Statement Pursuant to Section 14(a) filed on April 9, 2018).
10.14	2018 Bank of the James Financial Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Schedule 14A Proxy Statement Pursuant to Section 14(a) filed on April 9, 2018).
16.1	Letter dated March 27, 2024 from Yount, Hyde & Barbour, P.C. to the Securities and Exchange Commission regarding change in Certifying Accountant of the Company (filed herewith)
21.1	List of subsidiaries (filed herewith)
23.1	Consent of Yount, Hyde and Barbour, P.C. (filed herewith)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)
97.1	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1 (filed herewith)

101

Pursuant to Rule 405 of Regulation S-T, the following materials from Bank of the James Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2023 and 2022; (ii) Consolidated Statements of Income For the Years ended December 31, 2023 and 2022; (iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2023 and 2022 (iv) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) For the Years ended December 31, 2023 and 2022; (v) Notes to Consolidated Financial Statements.

Item 16.Form 10–K Summary

Not required.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 27, 2024.

Signature	Capacity

/S/ Robert R. Chapman III Robert R. Chapman III	President (Principal Executive Officer) and Director
/S/ J. Todd Scruggs J. Todd Scruggs	Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer) and Director
/S/ Thomas W. Pettyjohn, Jr. Thomas W. Pettyjohn, Jr.	Director, Chairman
/S/ Lewis C. Addison Lewis C. Addison	Director
/S/ John R. Alford, Jr. John R. Alford, Jr.	Director
/S/ William C. Bryant III William C. Bryant III	Director
___________________ A. Douglas Dalton III	Director

/S/ James F. Daly James F. Daly	Director
/S/ Julie P. Doyle Julie P. Doyle	Director
/S/ Watt R. Foster, Jr. Watt R. Foster, Jr.	Director
/S/ Phillip C. Jamerson Phillip C. Jamerson	Director
/S/ Lydia K. Langley Lydia K. Langley	Director
/S/ Augustus A. Petticolas, Jr. Augustus A. Petticolas, Jr.	Director