Form 10-Q
period 2024-03-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2024-05-17
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-Q

______________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,543,338 shares of Common Stock, par value $2.14 per share, were outstanding at May 17, 2024.

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2024 unaudited)

	March 31,	December 31,
Assets	2024	2023

Cash and due from banks	$ 25,428	$ 25,613
Federal funds sold	62,644	49,225
Total cash and cash equivalents	88,072	74,838

Securities held-to-maturity, at amortized cost (fair value of $3,194 as of March 31, 2024 and $3,231 as of December 31, 2023) net of allowance for credit loss of $0 as of March 31, 2024 and December 31, 2023	3,618	3,622
Securities available-for-sale, at fair value	214,822	216,510
Restricted stock, at cost	1,541	1,541
Loans held for sale	4,640	1,258
Loans, net of allowance for credit losses of $6,920 as of March 31, 2024 and $7,412 as of December 31, 2023	601,115	601,921
Premises and equipment, net	18,276	18,141
Interest receivable	2,936	2,835
Cash value - bank owned life insurance	22,344	21,586
Customer relationship intangibles	7,145	7,285
Goodwill	2,054	2,054
Other assets	18,328	17,780
Total assets	$ 984,891	$ 969,371

Liabilities and Stockholders' Equity

Deposits
Noninterest bearing demand	$ 143,619	$ 134,275
NOW, money market and savings	530,484	538,229
Time deposits	219,391	205,955
Total deposits	893,494	878,459

Capital notes, net	10,044	10,042
Other borrowings	9,741	9,890
Interest payable	522	480
Other liabilities	10,653	10,461
Total liabilities	$ 924,454	$ 909,332
Commitments and Contingencies

Stockholders' equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$ -	$ -
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,543,338 as of March 31, 2024 and December 31, 2023	9,723	9,723
Additional paid-in-capital	35,253	35,253
Retained earnings	38,412	36,678
Accumulated other comprehensive loss	(22,951)	(21,615)
Total stockholders' equity	$ 60,437	$ 60,039

Total liabilities and stockholders' equity	$ 984,891	$ 969,371

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended
	March 31,
Interest Income	2024	2023
Loans	$ 8,024	$ 7,426
Securities
US Government and agency obligations	338	320
Mortgage backed securities	809	414
Municipals - taxable	286	282
Municipals - tax exempt	18	18
Dividends	12	8
Corporates	135	143
Interest-bearing deposits	133	148
Federal Funds sold	754	339
Total interest income	10,509	9,098

Interest Expense
Deposits
NOW, money market savings	1,275	360
Time deposits	2,090	861
FHLB borrowings	-	31
Finance leases	20	23
Other borrowings	92	99
Capital notes	82	82
Total interest expense	3,559	1,456

Net interest income	6,950	7,642

(Recovery of) provision for credit losses	(553)	140

Net interest income after (recovery of) provision for credit losses	7,503	7,502

Noninterest income
Gain on sales of loans held for sale	927	923
Service charges, fees and commissions	953	983
Wealth management fees	1,163	1,006
Life insurance income	159	132
Other	105	-

Total noninterest income	3,307	3,044

Noninterest expenses
Salaries and employee benefits	4,445	4,268
Occupancy	493	472
Equipment	607	676
Supplies	145	148
Professional and other outside expense	801	678
Data processing	751	693
Marketing	30	194
Credit expense	188	196
Other real estate expenses, net	-	26
FDIC insurance expense	109	104
Amortization of intangibles	140	140
Other	379	480
Total noninterest expenses	8,088	8,075

Income before income taxes	2,722	2,471

See accompanying notes to these consolidated financial statements

Income tax expense	535	487

Net Income	$ 2,187	$ 1,984

Weighted average shares outstanding - basic and diluted	4,543,338	4,618,684

Earnings per common share - basic and diluted	$ 0.48	$ 0.43

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(dollar amounts in thousands) (unaudited)

	For the Three Months
	Ended March 31,
	2024	2023
Net Income	$ 2,187	$ 1,984
Other comprehensive income (loss):
Unrealized (loss) gain on securities available-for-sale	(1,691)	3,270
Tax effect	355	(687)
Other comprehensive (loss) income, net of tax	(1,336)	2,583

Comprehensive income	$ 851	$ 4,567

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollar amounts in thousands) (unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net Income	$ 2,187	$ 1,984

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	344	491
Net amortization and accretion of premiums and discounts on securities	105	104
Amortization of debt issuance costs	2	3
(Gain) on sales of loans held for sale	(927)	(923)
Proceeds from sales of loans held for sale	34,043	34,744
Origination of loans held for sale	(36,498)	(32,646)
(Recovery of) provision for credit losses	(553)	140
Impairment of other real estate owned	-	26
Amortization of intangibles	140	140
Bank owned life insurance income	(159)	(132)
(Increase) decrease in interest receivable	(101)	162
Decrease (increase) in other assets	178	(168)
Increase in interest payable	42	129
Increase in other liabilities	(33)	769

Net cash (used in) provided by operating activities	$ (1,230)	$ 4,823

Cash flows from investing activities
Purchases of securities available-for-sale	$ (8,162)	$ (2,780)
Proceeds from maturities, calls and paydowns of securities available-for-sale	8,058	2,151
Purchases of bank owned life insurance	(600)	(1,800)
Origination of loans, net of principal collected	1,307	(14,242)
Purchases of premises and equipment	(479)	(189)

Net cash provided by (used in) investing activities	$ 124	$ (16,860)

Cash flows from financing activities
Net increase in deposits	$ 15,035	$ 16,299
Principal payments on finance lease obligations	(93)	(90)
Principal payments on other borrowings	(149)	(144)
Repurchase of common stock	-	(813)
Dividends paid to common stockholders	(453)	(370)

Net cash provided by financing activities	$ 14,340	$ 14,882

Increase in cash and cash equivalents	13,234	2,845

Cash and cash equivalents at beginning of period	$ 74,838	$ 61,762

Cash and cash equivalents at end of period	$ 88,072	$ 64,607

Supplemental schedule of noncash investing and financing activities
Noncash transactions
Fair value adjustment for securities available-for-sale	$ (1,691)	$ 3,270

Supplemental disclosures of cash flow information
Cash transactions
Cash paid for interest	$ 3,541	$ 1,327
Cash paid for income taxes	-	-

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

(dollars in thousands, except per share amounts) (unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	(Loss)	Total
Balance at December 31, 2022	4,628,657	$ 9,905	$ 36,068	$ 31,034	$ (26,781)	$ 50,226

Adoption of ASU 2016-13	-	-	-	(1,599)	-	(1,599)

Net Income	-	-	-	1,984	-	1,984

Dividends paid on common stock ($0.08 per share)	-	-	-	(370)	-	(370)

Repurchase of common stock	(68,619)	(147)	(666)	-	-	(813)

Other comprehensive income	-	-	-	-	2,583	2,583

Balance at March 31, 2023	4,560,038	$ 9,758	$ 35,402	$ 31,049	$ (24,198)	$ 52,011

Balance at December 31, 2023	4,543,338	$ 9,723	$ 35,253	$ 36,678	$ (21,615)	$ 60,039

Net Income	-	-	-	2,187	-	2,187

Dividends paid on common stock ($0.10 per share)	-	-	-	(453)	-	(453)

Other comprehensive loss	-	-	-	-	(1,336)	(1,336)

Balance at March 31, 2024	4,543,338	$ 9,723	$ 35,253	$ 38,412	$ (22,951)	$ 60,437

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

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of March 31, 2024 and for the three-months ended March 31, 2024 and 2023 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2023. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2023 included in Financial’s Annual Report on Form 10-K. Results for the three-month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Note 2 – Significant Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for credit losses on loans (“ACLL”).

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

The Company’s significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 2 of the audited financial statements and notes for the year ended December 31, 2023 and are contained in the Company’s 2023 Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2023.

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

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit losses in the Consolidated Statements of Income. The Company did not have an allowance for credit losses on held-to-maturity securities as of March 31, 2024 or upon adoption of ASC 326.

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

Changes in the allowance for credit loss are recorded as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2024, there was no allowance for credit loss related to the available-for-sale portfolio.

As set forth under “Interest receivable” on the Company’s Consolidated Balance Sheets, accrued interest receivable on available-for-sale securities totaled approximately $1.23 million at March 31, 2024 and was excluded from the estimate of credit losses.

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

With the exception of loans related to agriculture, the Company is utilizing a discounted cash flow model to estimate its current expected credit losses. For the purposes of calculating its quantitative reserves, the Company has segmented its loan portfolio based on loans which share similar risk characteristics. Within the quantitative portion of the calculation, the Company utilizes at least one or a combination of loss drivers, which may include unemployment rates and/or gross domestic product (“GDP”), to adjust its loss rates over a reasonable and supportable forecast period of one year. A straight-line reversion technique is used for the following four quarters, at which time the Company reverts to historical averages. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider qualitative factors, including but not limited to: variability in the economic forecast, changes in volume and severity of adversely classified loans, changes in concentrations of credit, changes in the nature and volume of the loan segments, factors related to credit administration, and other idiosyncratic risks not embedded in the data used in the model.

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

Accrued Interest Receivable

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the allowance for credit losses for both loans and held-to-maturity securities, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest totaled approximately $1.69 million on loans and $16 thousand on held-to-maturity securities at March 31, 2024, and is included in “Interest Receivable” on the Company’s Consolidated Balance Sheets.

Revenue Recognition

All of the Company’s revenue from contracts with customers within the scope of Accounting Standards Codification (ASC) 606 is recognized in non-interest income as presented in its consolidated statements of income. ASC 606 is applicable to noninterest revenue streams such as deposit related fees, interchange fees, merchant income, wealth management fees, and annuity and insurance commissions. For a more detailed discussion of noninterest revenue streams within the scope of ASC 606, see “Note 22 – Revenue Recognition” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Goodwill

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

Note 3 – Earnings Per Common Share (EPS)

The following is a summary of the earnings per share calculation for the three months ended March 31, 2024 and 2023.

	Three-months Ended
	March 31,
	2024	2023

Net income	$ 2,187,000	$ 1,984,000

Weighted average number of shares outstanding - basic and diluted	4,543,338	4,618,684

Earnings per common share - basic and diluted	$ 0.48	$ 0.43

There were no potentially dilutive shares outstanding in 2024 and 2023. Consequently, the weighted average shares and weighted average diluted shares were identical.

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards.

At the annual meeting of shareholders held on May 15, 2018, the shareholders approved the Bank of the James Financial Group, Inc. 2018 Equity Incentive Plan (the “2018 Incentive Plan”). The 2018 Incentive Plan permits the issuance of up to 250,000 shares of common stock (as may be adjusted for stock dividends, stock splits, mergers, recapitalizations, and certain other transactions) for awards to key employees of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock awards and performance units. The Company did not make any grants or awards under the 2018 Incentive Plan in 2023 or the first quarter of 2024 and as of March 31, 2024 and 2023 there were no grants or awards outstanding under the 2018 Incentive Plan.

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

The below tables summarize the Company’s financial assets that were measured at fair value on a recurring basis during the period.

		Carrying Value at March 31, 2024 (in thousands)
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	Mar 31,	Identical Assets	Inputs	Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
US agency obligations	$ 64,776	$ -	$ 64,776	$ -
Mortgage-backed securities	94,825	-	94,825	-
Municipals	40,455	-	40,455	-
Corporates	14,766	-	14,766	-

Total available-for-sale securities	$ 214,822	$ -	$ 214,822	$ -
IRLCs - asset	142	-	-	142
Total assets at fair value	$ 214,964	$ -	$ 214,822	$ 142

		Carrying Value at December 31, 2023 (in thousands)
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	Dec 31,	Identical Assets	Inputs	Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
US Treasuries	$ 4,947	$ -	$ 4,947	$ -
US agency obligations	60,955	-	60,955	-
Mortgage-backed securities	95,079	-	95,079	-
Municipals	40,789	-	40,789	-
Corporates	14,740	-	14,740	-

Total available-for-sale securities	$ 216,510	$ -	$ 216,510	$ -
IRLCs - asset	129	-	-	129
Total assets at fair value	$ 216,639	$ -	$ 216,510	$ 129

Note 5 – Fair Value Measurements (continued)

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2024
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
IRLCs – asset	$142	Market approach	Range of pull through rate	70% - 100% (85%)

(1)    Weighted based on the relative value of the instruments

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2023
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
IRLCs - asset	$129	Market approach	Range of pull through rate	70% - 100% (85%)

(1)    Weighted based on the relative value of the instruments

Fair Value on a Non-recurring Basis

Collateral Dependent Loans with an ACLL

In accordance with ASC 326, the Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The Company reevaluates the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.

Loans Held for Sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended March 31, 2024. Gains and losses on the sale of loans are recorded within gains on sales of loans held for sale on the Consolidated Statements of Income.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. The Company believes that the fair value component in its valuation follows the provisions of ASC 820.

Real estate acquired through foreclosure is transferred to OREO. The measurement of loss associated with OREO is based on the fair value of the collateral compared to the unpaid loan balance and anticipated costs to sell the property. The value of OREO property is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of Bank of the James (the “Bank”) using observable market data (Level 2).

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

There was no OREO as of both March 31, 2024 and December 31, 2023.

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

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments and their placement in the fair value hierarchy at March 31, 2024 and December 31, 2023 was as follows (in thousands):

		Fair Value Measurements at March 31, 2024 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$ 25,428	$ 25,428	$ -	$ -	$ 25,428
Federal funds sold	62,644	62,644	-	-	62,644
Securities
Available-for-sale	214,822	-	214,822	-	214,822
Held-to-maturity, net	3,618	-	3,194	-	3,194
Restricted stock	1,541	-	1,541	-	1,541
Loans, net (1)	601,115	-	-	572,478	572,478
Loans held for sale	4,640	-	4,640	-	4,640
Interest receivable	2,936	-	2,936	-	2,936
BOLI	22,344	-	22,344	-	22,344
Derivatives - IRLCs	142	-	-	142	142

Liabilities
Deposits	$ 893,494	$ -	$ 803,646	$ -	$ 803,646
Capital notes	10,044	-	9,846	-	9,846
Other borrowings	9,741	-	9,667	-	9,667
Interest payable	522	-	522	-	522

		Fair Value Measurements at December 31, 2023 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$ 25,613	$ 25,613	$ -	$ -	$ 25,613
Federal funds sold	49,225	49,225	-	-	49,225
Securities
Available-for-sale	216,510	-	216,510	-	216,510
Held-to-maturity	3,622	-	3,231	-	3,231
Restricted stock	1,541	-	1,541	-	1,541
Loans, net (1)	601,921	-	-	566,655	566,655
Loans held for sale	1,258	-	1,258	-	1,258
Interest receivable	2,835	-	2,835	-	2,835
BOLI	21,586	-	21,586	-	21,586
Derivatives - IRLCs	129	-	-	129	129

Liabilities
Deposits	$ 878,459	$ -	$ 876,846	$ -	$ 876,846
Capital notes	10,042	-	9,854	-	9,854
Other borrowings	9,890	-	9,861	-	9,861
Interest payable	480	-	480	-	480

(1) Carrying amount is net of unearned income and the ACLL.

Note 6 – Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$3,618	$—	$(424)	$3,194

Available-for-sale
U.S. agency obligations	$72,610	$15	$(7,849)	$64,776
Mortgage-backed securities	104,916	350	(10,441)	94,825
Municipals	50,828	—	(10,373)	40,455
Corporates	15,520	—	(754)	14,766

	$243,874	$365	$(29,417)	$214,822

	December 31, 2023
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$3,622	$—	$(391)	$3,231

Available-for-sale
U.S. Treasuries	$4,985	$—	$(38)	$4,947
U.S. agency obligations	68,515	—	(7,560)	60,955
Mortgage-backed securities	103,992	608	(9,521)	95,079
Municipals	50,856	—	(10,067)	40,789
Corporates	15,523	—	(783)	14,740

	$243,871	$608	$(27,969)	$216,510

Note 6 – Securities (continued)

The following tables summarize the fair value of securities available-for-sale as of March 31, 2024 and as of December 31, 2023 and the corresponding amounts of unrealized losses. Management uses the valuation as of month-end in determining when securities are in an unrealized loss position (amounts in thousands):

March 31. 2024	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. agency obligations	$2,048	$42	$60,629	$7,807	$62,677	$7,849
Mortgage-backed securities	1,311	6	59,671	10,435	60,982	10,441
Municipals	—	—	40,455	10,373	40,455	10,373
Corporates	—	—	6,766	754	6,766	754

	$3,359	$48	$167,521	$29,369	$170,880	$29,417

December 31, 2023	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	—	—	4,947	38	4,947	38
U.S. agency obligations	—	—	60,955	7,560	60,955	7,560
Mortgage-backed securities	—	—	62,242	9,521	62,242	9,521
Municipals	1,799	25	38,990	10,042	40,789	10,067
Corporates	—	—	6,740	783	6,740	783

	$1,799	$25	$173,874	$27,944	$175,673	$27,969

As of March 31, 2024, the Company owned 117 securities in an unrealized loss position. Of the securities, 28 were S&P rated AAA, 82 were rated AA, three were rated A, three were rated BBB, and one was non-rated. As of March 31, 2024, 53 of these securities were municipal issues, 56 were backed directly or indirectly by the U.S. government, and eight were issues of publicly traded domestic corporations. The Company monitors its municipal and corporate securities by periodically reviewing the issuer’s cash-flow and revenue streams, as well as other economic factors that could affect the issuer’s ability to service and/or repay the debt.

The Company has evaluated available-for-sale securities in an unrealized loss position for credit related impairment at March 31, 2024 and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuers to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments before recovery of its amortized cost basis, nor is it likely that management will be required to sell the securities. As such, there was not an allowance for credit losses on available-for-sale securities at March 31, 2024.

The Company’s held-to-maturity portfolio is covered by the explicit or implied guarantee of the United States government or one of its agencies and rated investment grade or higher. As a result, the Company did not have an allowance for credit losses on held-to-maturity securities as of March 31, 2024 or December 31, 2023.

All held-to-maturity and available-for-sale securities were current with no securities past due or on nonaccrual as of March 31, 2024.

Note 6 – Securities (continued)

There were no sales of available-for-sale securities during the three-months ended March 31, 2024 and 2023. As of March 31, 2024, the Company had $41,865 pledged as collateral for public deposits.

The amortized costs and fair values of securities at March 31, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2024
	Amortized
	Costs	Fair Value
Held-to-maturity:
Due in one year or less	$ -	$ -
Due after one year through five years	-	-
Due after five years through ten years	2,421	2,177
Due after ten years	1,197	1,017

Total securities Held-to-maturity	$ 3,618	$ 3,194

	Amortized
	Costs	Fair Value
Available-for-sale:
Due in one year or less	$ 10,502	$ 10,203
Due after one year through five years	37,477	34,286
Due after five years through ten years	64,722	56,765
Due after ten years	131,173	113,568

Total securities Available-for-sale	$ 243,874	$ 214,822

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

All of the Company’s reportable segments are service-based. The mortgage business is a gain on sale business and the investment advisory business is fee for service based, while the Bank’s primary source of revenue is net interest income. The Bank also provides a referral network for the mortgage origination business and the investment advisory business. The mortgage business may also be in a position to refer its customers to the Bank for banking services when appropriate.

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three-months ended March 31, 2024 and 2023 was as follows (dollars in thousands):

Note 7 – Business Segments (continued)

Business Segments
			Investment
	Community		Advisory
	Banking	Mortgage	Services	Total
For the three-months ended March 31, 2024
Net interest income	$ 6,950	$ -	$ -	$ 6,950
Recovery of credit losses	(553)	-	-	(553)
Net interest income after provision for credit losses	7,503	-	-	7,503
Noninterest income	1,217	927	1,163	3,307
Noninterest expenses	6,722	682	684	8,088
Income before income taxes	1,998	245	479	2,722
Income tax expense	382	52	101	535
Net income	$ 1,616	$ 193	$ 378	$ 2,187
Total assets	$ 968,847	$ 5,140	$ 10,904	$ 984,891

For the three-months ended March 31, 2023
Net interest income	$ 7,642	$ -	$ -	$ 7,642
Provision for credit losses	140	-	-	140
Net interest income after provision for credit losses	7,502	-	-	7,502
Noninterest income	1,115	923	1,006	3,044
Noninterest expenses	6,728	756	591	8,075
Income before income taxes	1,889	167	415	2,471
Income tax expense	365	35	87	487
Net income	$ 1,524	$ 132	$ 328	$ 1,984
Total assets	$ 934,789	$ 1,674	$ 11,638	$ 948,101

Note 8 – Loans and allowance for credit losses

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

The Company’s primary portfolio segments have changed to align with the methodology applied in estimating the allowance for credit losses under CECL and are reflected as such in the disclosures as of and for the period ended March 31, 2024 as provided below. Management determined after the adoption of CECL that the classifications set forth below were appropriate for use in identifying and managing risk in the loan portfolio.

Loan Segments:	Loan Classes:
Commercial	Commercial and Industrial Loans
Commercial Real Estate	Commercial Mortgages – Owner Occupied
Commercial Mortgages – Non-Owner Occupied
Commercial Construction/Land
Consumer	Consumer Open-End
Consumer Closed-End
Residential	Residential Mortgages
Residential Consumer Construction/Land

Note 8 – Loans and allowance for credit losses (continued)

A summary of loans, net of deferred costs of $923 and $961 as of March 31, 2024 and December 31, 2023, respectively, is as follows (dollars in thousands):

	As of	As of
	March 31, 2024	December 31, 2023
Commercial	$ 68,257	$ 65,324
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	133,346	131,519
Commercial Mortgages-Non-Owner Occupied	172,178	175,344
Commercial Construction/Land	22,364	21,966
Consumer:
Consumer Open-End	48,073	50,282
Consumer Closed-End	26,691	26,235
Residential:
Residential Mortgages	105,417	106,990
Residential Consumer Construction/Land	31,709	31,673

Total loans	$ 608,035	$ 609,333

Less allowance for credit losses	6,920	7,412

Net loans	$ 601,115	$ 601,921

Note 8 – Loans and allowance for credit losses (continued)

The following table presents the amortized cost basis of collateral dependent loans by loan segment:

Collateral Dependent Loans	March 31, 2024
(dollars in thousands)	Business/Other Assets	Real Estate
Commercial	$ 3,969	$ -
Commercial Real Estate	-	7,524
Consumer	-	327
Residential	-	1,101
Total	$ 3,969	$ 8,952

Collateral Dependent Loans	December 31, 2023
(dollars in thousands)	Business/Other Assets	Real Estate
Commercial	$ 313	$ -
Commercial Real Estate	-	3,566
Consumer	-	329
Residential	-	1,105
Total	$ 313	$ 5,000

The following tables present the activity in the allowance for credit losses for the year-to-date periods ended and the distribution of the allowance by segment as of March 31, 2024 and December 31, 2023.

	Allowance for Credit Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Three Months Ended March 31, 2024

		Commercial
2024	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:

Beginning Balance, December 31, 2023	$ 514	$ 3,985	$ 1,093	$ 1,820	$ 7,412
Charge-Offs	(8)	-	(57)	-	(65)
Recoveries	65	1	7	1	74
Provision for (recovery of)	73	(344)	(159)	(71)	(501)
Ending Balance, March 31, 2024	$ 644	$ 3,642	$ 884	$ 1,750	$ 6,920

	As of and For the Three Months Ended March 31, 2023

		Commercial
2023	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:

Beginning Balance, December 31, 2022	$ 1,102	$ 2,902	$ 904	$ 1,351	$ 6,259
Adoption of ASU 2016-13	(526)	1,157	257	357	1,245
Charge-Offs	(17)	-	(16)	-	(33)
Recoveries	9	88	5	2	104
Provision for (recovery of)	33	(52)	11	148	140
Ending Balance, March 31, 2023	$ 601	$ 4,095	$ 1,161	$ 1,858	$ 7,715

Note 8 – Loans and allowance for credit losses (continued)

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

Note 8 – Loans and allowance for credit losses (continued)

The table below details the amortized cost of the classes of loans by credit quality indicator and year of origination as of March 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total	Revolving Loans Converted to Term
Commercial:
Risk Rating
Pass	$ 4,868	$ 4,458	$ 4,001	$ 8,892	$ 1,984	$ 21,037	$ 18,579	$ 63,819	$ 35
Special Mention	80	-	-	-	128	-	159	367	-
Substandard	-	954	17	230	-	124	2,530	3,855	181
Total	$ 4,948	$ 5,412	$ 4,018	$ 9,122	$ 2,112	$ 21,161	$ 21,268	$ 68,041	$ 216

Commercial Real Estate:
Commercial Mort. - Owner Occupied
Risk Rating
Pass	$ 5,482	$ 9,248	$ 22,450	$ 42,190	$ 7,661	$ 39,290	$ 1,418	$ 127,739	$ 158
Special Mention	-	-	-	-	-	449	-	449	-
Substandard	-	94	-	3,036	45	1,825	-	5,000	-
Total	$ 5,482	$ 9,342	$ 22,450	$ 45,226	$ 7,706	$ 41,564	$ 1,418	$ 133,188	$ 158

Commercial Mort. - Non-Owner Occupied
Risk Rating
Pass	$ 905	$ 12,577	$ 51,521	$ 34,246	$ 10,076	$ 55,672	$ 6,008	$ 171,005	$ -
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	1,173	-	-	1,173	-
Total	$ 905	$ 12,577	$ 51,521	$ 34,246	$ 11,249	$ 55,672	$ 6,008	$ 172,178	$ -

Commercial Construction/Land
Risk Rating
Pass	$ 1,721	$ 2,247	$ 787	$ 9,753	$ 2,780	$ 1,074	$ 2,650	$ 21,012	$ -
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	970	382	-	-	-	1,352	-
Total	$ 1,721	$ 2,247	$ 1,757	$ 10,135	$ 2,780	$ 1,074	$ 2,650	$ 22,364	$ -

Consumer:
Consumer - Open-End
Risk Rating
Pass	$ -	$ -	$ -	$ -	$ -	$ -	$ 46,783	$ 46,783	$ 1,049
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	241	241	-
Total	$ -	$ -	$ -	$ -	$ -	$ -	$ 47,024	$ 47,024	$ 1,049

Consumer - Closed-End
Risk Rating
Pass	$ 1,828	$ 5,162	$ 10,725	$ 518	$ 494	$ 7,742	$ -	$ 26,469	$ -
Special Mention	-	-	-	-	13	-	-	13	-
Substandard	-	-	-	-	-	209	-	209	-
Total	$ 1,828	$ 5,162	$ 10,725	$ 518	$ 507	$ 7,951	$ -	$ 26,691	$ -

Residential:
Residential Mortgages
Risk Rating
Pass	$ 2,544	$ 26,225	$ 24,277	$ 9,517	$ 8,861	$ 32,208	$ -	$ 103,632	$ -
Special Mention	-	-	-	-	-	408	-	408	-
Substandard	-	-	-	-	104	1,273	-	1,377	-
Total	$ 2,544	$ 26,225	$ 24,277	$ 9,517	$ 8,965	$ 33,889	$ -	$ 105,417	$ -

Residential Consumer Constr./Land
Risk Rating
Pass	$ 1,351	$ 13,009	$ 8,882	$ 3,112	$ 1,186	$ 4,169	$ -	$ 31,709	$ -
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total	$ 1,351	$ 13,009	$ 8,882	$ 3,112	$ 1,186	$ 4,169	$ -	$ 31,709	$ -

Totals:
Risk Rating
Pass	$ 18,699	$ 72,926	$ 122,643	$ 108,228	$ 33,042	$ 161,192	$ 75,438	$ 592,168	$ 1,242
Special Mention	80	-	-	-	141	857	159	1,237	-
Substandard	-	1,048	987	3,648	1,322	3,431	2,771	13,207	181
Total	$ 18,779	$ 73,974	$ 123,630	$ 111,876	$ 34,505	$ 165,480	$ 78,368	$ 606,612	$ 1,423

Note 8 – Loans and allowance for credit losses (continued)

The table below details the amortized cost of the classes of loans by credit quality indicator and year of origination as of December 31 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total	Revolving Loans Converted to Term
Commercial
Risk Rating
Pass	$ 6,724	$ 4,559	$ 9,091	$ 6,067	$ 2,754	$ 18,429	$ 16,703	$ 64,327	$ 39
Special Mention	100	-	-	132	-	-	382	614	-
Substandard	-	18	232	-	6	127	-	383	181
Total	$ 6,824	$ 4,577	$ 9,323	$ 6,199	$ 2,760	$ 18,556	$ 17,085	$ 65,324	$ 220

Commercial Real Estate:
Commercial Mort. - Owner Occupied
Risk Rating
Pass	$ 10,260	$ 23,120	$ 45,838	$ 7,972	$ 8,988	$ 31,254	$ 1,630	$ 129,062	$ 159
Special Mention	-	-	-	-	-	456	-	456	-
Substandard	94	-	-	45	283	1,579	-	2,001	-
Total	$ 10,354	$ 23,120	$ 45,838	$ 8,017	$ 9,271	$ 33,289	$ 1,630	$ 131,519	$ 159

Commercial Mort. - Non-Owner Occupied
Risk Rating
Pass	$ 13,069	$ 52,341	$ 35,419	$ 10,210	$ 4,397	$ 52,583	$ 6,152	$ 174,171	$ -
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	1,173	-	-	-	1,173	-
Total	$ 13,069	$ 52,341	$ 35,419	$ 11,383	$ 4,397	$ 52,583	$ 6,152	$ 175,344	$ -

Commercial Construction/Land
Risk Rating
Pass	$ 1,848	$ 3,157	$ 9,869	$ 2,842	$ 628	$ 463	$ 2,768	$ 21,575	$ -
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	391	-	-	-	-	391	-
Total	$ 1,848	$ 3,157	$ 10,260	$ 2,842	$ 628	$ 463	$ 2,768	$ 21,966	$ -

Consumer:
Consumer - Open-End
Risk Rating
Pass	$ -	$ -	$ -	$ -	$ -	$ -	$ 50,042	$ 50,042	$ 1,466
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	240	240	-
Total	$ -	$ -	$ -	$ -	$ -	$ -	$ 50,282	$ 50,282	$ 1,466

Consumer - Closed-End
Risk Rating
Pass	$ 5,587	$ 11,121	$ 588	$ 529	$ 7,647	$ 601	$ -	$ 26,073	$ -
Special Mention	-	-	-	14	-	-	-	14	-
Substandard	-	-	-	-	32	116	-	148	-
Total	$ 5,587	$ 11,121	$ 588	$ 543	$ 7,679	$ 717	$ -	$ 26,235	$ -

Residential:
Residential Mortgages

Risk Rating
Pass	$ 26,854	$ 24,740	$ 10,220	$ 9,007	$ 7,161	$ 25,935	$ -	$ 103,917	$ -
Special Mention	-	-	-	-	-	1,687	-	1,687	-
Substandard	-	-	-	105	54	1,227	-	1,386	-
Total	$ 26,854	$ 24,740	$ 10,220	$ 9,112	$ 7,215	$ 28,849	$ -	$ 106,990	$ -

Residential Consumer Construction/Land
Risk Rating
Pass	$ 10,762	$ 11,341	$ 3,821	$ 1,414	$ 1,896	$ 2,417	$ -	$ 31,651	$ -
Special Mention	-	-	22	-	-	-	-	22	-
Substandard	-	-	-	-	-	-	-	-	-
Total	$ 10,762	$ 11,341	$ 3,843	$ 1,414	$ 1,896	$ 2,417	$ -	$ 31,673	$ -

Totals:
Risk Rating
Pass	$ 75,104	$ 130,379	$ 114,846	$ 38,041	$ 33,471	$ 131,682	$ 77,295	$ 600,818	$ 1,664
Special Mention	100	-	22	146	-	2,143	382	2,793	-
Substandard	94	18	623	1,323	375	3,049	240	5,722	181
Total	$ 75,298	$ 130,397	$ 115,491	$ 39,510	$ 33,846	$ 136,874	$ 77,917	$ 609,333	$ 1,845

Note 8 – Loans and allowance for credit losses (continued)

The following table details the current period gross charge-offs of loans by year of origination as of March 31, 2024 and December 31, 2023.

Current Period Gross Charge-Offs by Origination Year (in thousands)

	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total	Revolving Loans Converted to Term
Commercial	$ -	$ 8	$ -	$ -	$ -	$ -	$ -	$ 8	$ -
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Construction/Land	-	-	-	-	-	-	-	-	-
Consumer:
Consumer Open-End	-	-	-	-	-	2	-	2	-
Consumer Closed-End	-	-	55	-	-	-	-	55	-
Residential:
Residential Mortgages	-	-	-	-	-	-	-	-	-
Residential Consumer Construction/Land	-	-	-	-	-	-	-	-	-

Total	$ -	$ 8	$ 55	$ -	$ -	$ 2	$ -	$ 65	$ -

	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total	Revolving Loans Converted to Term
Commercial	$ -	$ -	$ -	$ 17	$ -	$ 132	$ -	$ 149	$ -
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Construction/Land	-	-	-	-	-	-	-	-	-
Consumer:
Consumer Open-End	-	-	-	-	-	6	7	13	-
Consumer Closed-End	19	33	19	-	-	-	-	71	-
Residential:
Residential Mortgages	-	-	-	-	-	3	-	3	-
Residential Consumer Construction/Land	-	-	-	-	-	-	-	-	-

Total	$ 19	$ 33	$ 19	$ 17	$ -	$ 141	$ 7	$ 236	$ -

Note 8 – Loans and allowance for credit losses (continued)

The following tables present nonaccrual information by class of loans as of March 31, 2024 and December 31, 2023.

Loans on Nonaccrual Status

(dollars in thousands)

CECL
March 31, 2024
Nonaccrual Loans
	With No Allowance	With an Allowance	Total
Commercial Real Estate:
Commercial Construction/Land	$ 382	-	$ 382
Consumer
Consumer Open-End	24	-	24
Consumer Closed-End	152	-	152
Total	$ 558	$ -	$ 558

CECL
December 31, 2023
Nonaccrual Loans
	With No Allowance	With an Allowance	Total
Commercial Real Estate:
Commercial Construction/Land	$ 391	-	$ 391

Note 8 – Loans and allowance for credit losses (continued)

The following tables present an aging analysis of the loan portfolio by class and past due as of March 31, 2024 and December 31, 2023.

Age Analysis of Past Due Loans as of March 31, 2024
							Recorded
			Greater				Investment
2024	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$—	$—	$—	$—	$68,257	$68,257	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	199	—	—	199	133,147	133,346	—
Commercial Mortgages-Non-Owner Occupied	—	—	—	—	172,178	172,178	—
Commercial Construction/Land	—	—	—	—	22,364	22,364	—
Consumer:
Consumer Open-End	193	—	24	217	47,856	48,073	—
Consumer Closed-End	19	—	86	105	26,586	26,691	—
Residential:
Residential Mortgages	1,105	74	—	1,179	104,238	105,417	—
Residential Consumer Construction/Land	6	—	—	6	31,703	31,709	—
Total	$1,522	$74	$110	$1,706	$606,329	$608,035	$—

Age Analysis of Past Due Loans as of December 31, 2023

2023			Greater				Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$—	$—	$—	$—	$65,324	$65,324	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	91	—	—	91	131,428	131,519	—
Commercial Mortgages-Non-Owner Occupied	—	—	—	—	175,344	175,344	—
Commercial Construction/Land	—	—	—	—	21,966	21,966	—
Consumer:
Consumer Open-End	357	—	—	357	49,925	50,282	—
Consumer Closed-End	126	89	—	215	26,020	26,235	—
Residential:
Residential Mortgages	396	—	—	396	106,594	106,990	—
Residential Consumer Construction/Land	—	—	—	—	31,673	31,673	—
Total	$970	$89	$—	$1,059	$608,274	$609,333	$—

Note 8 – Loans and allowance for credit losses (continued)

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

There were no loan modifications to borrowers experiencing financial difficulty during the three-months ended March 31, 2024 or March 31, 2023. As of March 31, 2024, no previously modified loans have defaulted in the last twelve months.

ACL on Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $613,000 at March 31, 2024, is separately classified within Other Liabilities on the Consolidated Balance Sheets.

The following table presents the balance and activity in the ACL for unfunded commitments for the three-months ended March 31, 2024 and March 31, 2023:

Allowance for Credit Losses on Unfunded Commitments
Balance, December 31, 2023	$ 665
Recovery of credit losses	(52)
Balance March 31, 2024	$ 613

Balance, December 31, 2022	$ -
Adoption of ASU 2016-13	779
Provision for credit losses	30
Balance March 31, 2023	$ 809

Note 8 – Loans and allowance for credit losses (continued)

Other Real Estate Owned

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank which was acquired through purchase at foreclosure or from the borrower through a deed in lieu of foreclosure. There were no OREO properties on March 31, 2024 and December 31, 2023. The following table represents the changes in OREO balance during the three-months ended March 31, 2024 and year ended December 31, 2023.

OREO Changes

(dollars in thousands)

	Three-months Ended Year Ended
	March 31, 2024	December 31, 2023
Balance at the beginning of the year (net)	$—	$566
Transfers from loans	—	—
Capitalized costs	—	—
Valuation adjustments	—	(23)
Sales proceeds	—	(540)
Loss on disposition	—	(3)
Balance at the end of the period (net)	$—	$—

At March 31, 2024 and December 31, 2023, the Company had no consumer mortgage loans secured by residential real estate for which foreclosure was in process. The Company held no residential real estate properties in other real estate owned as of March 31, 2024 and December 31, 2023.

Note 9 – Recent accounting pronouncements and other authoritative guidance

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

In November 2023, the FASB amended the Segment Reporting topic in the Accounting Standards Codification to improve disclosures about a public entity’s reportable segments and provide more detailed information about a reportable segment’s expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the Company will apply the amendments retrospectively to all prior periods presented in the financial statements. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In December 2023, the FASB amended the Income Taxes topic in the Accounting Standards Codification to improve the transparency of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

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

GENERAL

Critical Accounting Policies

Bank of the James Financial Group, Inc.’s (“Financial” or the “Company”)) financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

The allowance for credit losses (ACLL) is management’s estimate of the probable losses expected in our loan portfolio. With the exception of loans related to agriculture, the Company is utilizing a discounted cash flow model to estimate its current expected credit losses in our loan portfolio. Actual losses could differ significantly from the historical factors that we use in estimating risk. For information on the Company's policies on the ACLL please refer to Note 2 – “Allowance for Credit Losses - Loans” in the Company’s Form 10-K for the year ended December 31, 2023. See “Management Discussion and Analysis Results of Operations – Allowance and Provision for Credit losses” below for further discussion of the allowance for credit losses.

Goodwill arises from business combinations and is generally determined as the excess of fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquired entity, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company has selected September 1 of each year as the date to perform the annual impairment test. Impairment testing requires a qualitative assessment or that the fair value of each of the Company’s reporting units be compared to the carrying amount of their net assets, including goodwill. If the fair value of a reporting unit is less than its carrying value, an expense may be required to write down the related goodwill to record an impairment loss. Determining fair value is subjective, requiring the use of estimates, assumptions and management judgment. Intangible assets with finite useful lives are amortized over their estimated useful lives to their estimated residual values, if any. Goodwill is the only intangible asset with an indefinite life on our consolidated balance sheet.

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

Our operating results depend primarily upon the Bank’s net interest income, which is determined by the difference between (i) interest and dividend income on earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. The Bank’s net income also is affected by its provision for credit losses, as well as the level of its noninterest income, including gains on sales of loans held for sale and service charges, and investment advisory fees, and its noninterest expenses, including salaries and employee benefits, occupancy expense, data processing expenses, Federal Deposit Insurance Corporation premiums, expense in complying with regulatory requirements, miscellaneous other expenses, franchise taxes, and income taxes.

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

•Residential mortgage loan production office located at 570 West Main St., Wytheville, Virginia,

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

Subject to regulatory approval, the Bank may open additional branches during the next two fiscal years. Although numerous factors could influence the Bank’s expansion plans, the following discussion provides a general overview of the additional branch locations that the Bank currently is considering, including the following properties that we own and are holding for expansion.

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

In addition to the facilities set forth above, the Bank owns the following properties which are being held for possible expansion:

•Real property located in the Timberlake Road area of Campbell County (Lynchburg), Virginia. The structure on Timberlake property was not suitable for its intended use as a branch bank and the Bank removed the structure. The Bank estimates that the cost of improvements, furniture, fixtures, and equipment necessary to construct and upfit a branch at this location could be between $900,000 and $1,500,000.

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

	March 31, 2024	December 31, 2023
(in thousands)
Commitments to extend credit	$ 164,497	$ 173,148
Letters of Credit	3,569	2,636
Total	$ 168,066	$ 175,784

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of March 31, 2024 and December 31, 2023 and the results of operations of Financial for the three-month periods ended March 31, 2024 and 2023. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

March 31, 2024 as Compared to December 31, 2023

Total assets were $984,891,000 on March 31, 2024 compared with $969,371,000 at December 31, 2023, an increase of 1.60%. The increase in total assets was primarily due to increases in cash and cash equivalents (primarily Federal funds sold) and, to a lesser extent, loans held for sale and the cash value of bank-owned life insurance.

Total deposits increased from $878,459,000 as of December 31, 2023 to $893,494,000 on March 31, 2024, an increase of 1.71%. The increase resulted in large part from increases in noninterest-bearing demand and time deposits and was offset in part by a decrease in NOW, money market and savings deposits. The increase in time deposits generally was driven by our customers’ decisions to lock in higher rates.

Total loans, excluding loans held for sale, decreased to $608,035,000 on March 31, 2024 from $609,333,000 on December 31, 2023. The decrease was due to payoff and normal amortization of loans combined with decreased loan demand due to increased interest rates. Loans, excluding loans held for sale and net of deferred fees and costs and including the allowance for credit losses, decreased to $601,115,000 on March 31, 2024 from $601,921,000 on December 31, 2023, a decrease of 0.13%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	March 31, 2024		December 31, 2023
	Amount	Percentage	Amount	Percentage
Commerical	$ 68,257	11.23%	$ 65,324	10.72%
Commerical Real Estate	327,888	53.92%	328,829	53.96%
Consumer	74,764	12.30%	76,517	12.56%
Residential	137,126	22.55%	138,663	22.76%
Total loans	$ 608,035	100.00%	$ 609,333	100.00%

Total nonperforming assets, which consist of nonaccrual loans, loans past due 90 days or more and still accruing, and OREO increased to $558,000 on March 31, 2024 from $391,000 on December 31, 2023. Because we had no OREO on either March 31, 2024 or December 31, 2023, the nonperforming assets consist entirely of nonperforming loans.

As discussed in more detail below under “Results of Operations—Allowance and Provision for Credit Losses,” management has provided for the anticipated losses on these loans in the allowance for credit losses. Loan payments received on nonaccrual loans are first applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure or deeds in lieu of foreclosure. We had no OREO as on both March 31, 2024 and December 31, 2023. The Bank neither acquired nor disposed of any during the three-months ended March 31, 2024. As a result, the OREO balance remained $0.

Cash and cash equivalents increased to $88,072,000 on March 31, 2024 from $74,838,000 on December 31, 2023. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including Federal funds sold). This increase was due to an increase in Federal funds sold. In addition, cash and cash equivalents are subject to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts.

Securities held-to-maturity were essentially flat, decreasing slightly to $3,618,000 on March 31, 2024 from $3,622,000 on December 31, 2023. This decrease is a result of normal net amortization of premiums within the held-to-maturity portfolio.

Securities available-for-sale, which are carried on the balance sheet at fair market value, decreased slightly to $214,822,000 on March 31, 2024, from $216,510,000 on December 31, 2023. During the three-months ended March 31, 2024, the Bank purchased $8,162,000 in available-for-sale securities. During the three-months ended March 31, 2024 the Bank did not sell any securities available-for-sale and received $8,058,000 in proceeds from calls, maturities, and paydowns of securities available-for-sale. The market value of the securities available-for-sale decreased slightly. As of March 31, 2024, we have an unrealized tax-effected loss of $22,951,000 (or $29,052,000 prior to the tax benefit). Financial does not expect to realize the losses as it has the intent and ability to hold the securities until their recovery, which may be at maturity.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $643,000 at March 31, 2024 as compared to $643,000 at December 31, 2023. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At March 31, 2024, Financial, on a consolidated basis, had liquid assets of $302,894,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, and available-for-sale investments. The Bank has pledged:

•approximately $30,700,000 (market value) of our available-for-sale securities as collateral with correspondent banks, including the FHLBA, for collateralized lines of credit;

•approximately $37,100,000 (market value) of our available-for-sale securities as security for public deposits; and

•approximately $34,500,000 (par value) of our available-for-sale securities as collateral for advances at the Federal Reserve Bank’s discount window.

Further, if additional liquidity is needed, the Bank has the ability to purchase up to $53,000,000 of Fed funds through the Bank’s correspondent relationships and borrow from the FHLBA using investments within the Bank’s portfolio as collateral. In addition to the above, the Bank has borrowing capacity with the FHLBA of approximately $21,000,000 related to loans it has pledged to the FHLBA.

As of March 31, 2024, the Bank has no borrowings from any of these sources. Immediately following the failure of Silicon Valley Bank in the spring of 2023, out of an abundance of caution the Bank borrowed $14,000,000 from the FHLBA to test its contingency funding plan. Approximately two weeks later, the Bank repaid the advance. During the first three-months of 2024, the Bank did not experience any unusual inflows or outflows of deposits.

Management believes that liquid assets were adequate at March 31, 2024. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments from customers.

While we have not experienced any unusual pressure on our deposit balances or our liquidity position, management continues to closely monitor our sources and uses of funds in order to meet our cash flow requirements while attempting to maximize profits. The Company’s total uninsured deposits, which are the amount of deposits, subject to the aggregation rules, that exceed the FDIC insurance limit (currently $250,000) were approximately $252,000,000, approximately 28% of our total deposits, at March 31, 2024. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

At March 31, 2024, the Bank had a leverage ratio of approximately 9.60%, a Tier 1 risk-based capital ratio and a CET1 ratio of approximately 12.62% and a total risk-based capital ratio of approximately 13.56%. As of March 31, 2024 and December 31,

2023, the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of March 31, 2024 and December 31, 2023:

Bank Level Only Capital Ratios

Analysis of Capital for Bank of the James (Bank only)
(dollars in thousands)

	March 31,	December 31,
Analysis of Capital	2024	2023

Tier 1 capital
Common Stock	$ 3,742	$ 3,742
Surplus	22,325	22,325
Retained earnings	66,633	65,172
Total Tier 1 capital	$ 92,700	$ 91,239

Common Equity Tier 1 Capital (CET1)	$ 92,700	$ 91,239

Tier 2 capital
Allowance for credit losses	$ 6,920	$ 7,412

Total Tier 2 capital:	$ 6,920	$ 7,412
Total risk-based capital	$ 99,620	$ 98,651

Risk weighted assets	$ 734,801	$ 737,505
Average total assets	$ 965,296	$ 953,757

	Actual		Regulatory Benchmarks
			For Capital	For Well
	March 31,	December 31,	Adequacy	Capitalized
	2024	2023	Purposes (1)	Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.60%	9.57%	4.000%	5.000%
Common Equity Tier 1 capital	12.62%	12.37%	7.000%	6.500%
Tier 1 risk-based capital ratio	12.62%	12.37%	8.500%	8.000%
Total risk-based capital ratio	13.56%	13.38%	10.500%	10.000%

(1)Includes the capital conservation buffer of 2.50% for all ratios, excluding the Tier 1 capital to average total assets ratio.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $3,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis at March 31, 2024 would be lower than those of the Bank because a portion of proceeds from the sale of notes previously issued by the holding company were contributed to the Bank as equity.

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

Results of Operations

Comparison of the Three-months Ended March 31, 2024 and 2023

Earnings Summary

Financial had net income including all operating segments of $2,187,000 for the three-months ended March 31, 2024, compared to $1,984,000 for the comparable period in 2023. Basic and diluted earnings per common share for the three-months ended March 31, 2024 were $0.48, compared to basic and diluted earnings per share of $0.43 for the three-months ended March 31, 2023.

The increase in net income for the three-months ended March 31, 2024, as compared to the prior year period was due primarily to an increase in both interest and noninterest income, a significant recovery of ACLL, and was offset in part by a significant increase in interest expense of $2,103,000 in the three-months ended March 31, 2024 from the comparable period in 2023.

These operating results represent an annualized return on average stockholders’ equity of 14.69% for the three-month period ended March 31, 2024, compared with 16.25% for the three-months ended March 31, 2023. The decrease for the three-month period ended March 31, 2024 from the same period in 2023 was due to an increase in average equity, which resulted in large part from an increase in the market value of the available-for-sale securities portfolio when compared to last year. This increase was caused by an application of the mark-to-market accounting rules. In addition, between January and April 2023, the Company repurchased 85,319 shares of its common stock pursuant to a stock repurchase plan, 68,619 of which were purchased in first quarter of 2023. In addition to having a positive impact on earnings per share, these repurchases decreased stockholders’ equity and average stockholders’ equity, leading to a positive impact to the return on stockholders’ equity ratio. The Company had an annualized return on average assets of 0.90% for the three-month period ended March 31, 2024 compared with 0.85% for the three-month period ended March 31, 2023. The increase largely resulted from an increase in net income. The increase was partially offset by an increase in average assets, which was caused in part by an increase in deposits and in the value of the securities available-for-sale as discussed above.

See “Noninterest Income” below for mortgage business and wealth management segment discussions.

Interest Income, Interest Expense, and Net Interest Income

For the three-months ended March 31, 2024, interest income increased to $10,509,000 from $9,098,000 for the same period in 2023, due primarily to an increase in interest rates received on our interest-earning assets. The average rate on loans was 5.28% for the three-months ended March 31, 2024, as compared to 4.85% for the same period in 2023. The rate on total average earning assets increased during the three-months ended March 31, 2024 because of a general increase in market rates. The average rate on average earning assets was 4.60% for the three-months ended March 31, 2024 as compared to 4.14% for the three-months ended March 31, 2023.

Interest expense increased significantly to $3,559,000 for the three-months ended March 31, 2024 from $1,456,000 for the three-months ended March 31, 2023. The increase for the three-months resulted primarily from an increase in deposit balances and an increase in interest rates paid on deposits during the first three-months of the year. The Company’s average rate paid on interest-bearing deposits was 1.82% for the three-months ended March 31, 2024 as compared to 0.71% for the same period in 2023. The Company’s average rate paid on interest-bearing liabilities was 1.87% for the three-months ended March 31, 2024 as compared to 0.81% for the same period in 2023.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest-earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three-months ended March 31, 2024 was $6,950,000 as compared to $7,642,000 for the same period in 2023. The net interest margin was 3.02% for the three-months ended March 31, 2024 as compared to 3.48% for the comparable period in 2023. The decrease for the three-month period ended March 31, 2024, was in large part due to interest rates on interest-bearing liabilities increasing more rapidly than the rates received on interest-earning assets during the first quarter of the year. This was exacerbated by a change in deposit mix, with the balance of time deposits, which generally pay a higher rate than demand deposits, increasing year over year while the average balance of interest-bearing demand deposits decreased over the same period. Due to continued inflation, economic uncertainties have arisen that are likely to impact net interest margin. Over the past several years, the FOMC has implemented a series of interest rate increases that has negatively impacted our net interest margin and is likely to continue to cause long-term uncertainty. Other financial impacts could occur, though such potential impacts are unknown at this time. Because of the interest rate environment, the Bank may need to continue to raise deposit rates, which would have an adverse impact on our margin and profitability. Management expects the Company’s interest rate margin to remain the same or compress in near to mid-term.

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

Noninterest income increased to $3,307,000 for the three-month period ended March 31, 2024 from $3,044,000 for same periods in 2023. The increase was due to an increase in wealth management fees, life insurance income, and income received from an investment in a Small Business investment company, which is reflected in other income.

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

Purchase mortgage originations totaled $31,016,000, or 84.98%, of the total mortgage loans originated in the three-months ended March 31, 2024, as compared to $26,868,000, or 82.30%, respectively, of the total mortgage loans originated in the same period in 2023. Because of a relatively higher mortgage interest rate environment, management anticipates that in the short-term purchase mortgage originations will continue to represent a significant percentage of mortgage originations. Management also believes that a continued increase in long-term market interest rates could limit refinancing activity.

Mortgage rates increased dramatically in 2022 and 2023 and remain elevated compared to recent history. These increases continue to have a negative impact on mortgage origination volume. Because of uncertainty surrounding current and near-term economic conditions arising from inflation, and geopolitical and economic concerns, management cannot predict future mortgage rates. Management also believes that the relatively high interest rates could cause revenue from the mortgage segment to remain under additional pressure.

Our Investment division provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third-party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by two dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and, in some cases, ongoing management fees such as mutual fund 12b-1 fees. The Investment division’s financial impact on our consolidated revenue has been minimal. Although management cannot predict the financial impact of Investment with certainty, management anticipates the Investment division’s revenue as a percentage of our overall noninterest income will remain minimal in 2024.

We conduct our investment advisory business through PWW, which Financial acquired on December 31, 2021. PWW is a Lynchburg, Virginia-based investment advisory firm that has approximately $680 million in assets under management and advisement as of March 31, 2024. PWW operates as a subsidiary of Financial. PWW generates revenue primarily through investment advisory fees. The investment advisory fees will vary based on the value of assets under management. Assets under management may fluctuate due to both client action and fluctuations in the equity and debt markets. Despite the potential for fluctuation, we anticipate that PWW will continue to contribute meaningfully to the Company’s consolidated net income.

The Bank provides insurance and annuity products to Bank customers and others, through the Bank’s Insurance subsidiary. The Bank has three employees that are licensed to sell insurance products through Insurance. Insurance generates minimal revenue and its financial impact on our consolidated revenue has been immaterial. Management anticipates that Insurance’s impact on noninterest income will remain immaterial for the remainder of 2024.

Noninterest Expense

Noninterest expense for the three-months ended March 31, 2024 increased slightly by $13,000 to $8,088,000 from $8,075,000 for the same periods in 2023, an increase of 0.16%. This slight increase resulted primarily from increases in salaries and employee benefits and professional, data processing and other outside expenses. These increases were largely offset by a decrease in marketing, equipment and other expenses. Total personnel expense was $4,445,000 for the three-month period ended March 31, 2024 as compared to $4,268,000 for the same period in 2023. Personnel expense increased largely because of increases in salaries and compensation related accruals.

Allowance and Provision for Credit Losses

The allowance for credit losses represents an amount that, in our judgment, will be adequate to absorb probable losses expected in the loan portfolio. The provision for credit losses increases the allowance, and loans charged-off, net of recoveries, reduce the allowance. The provision for the allowance for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management. As discussed below, loans having a risk rating of 7 or below that are significantly past due, and the borrower’s performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, and loan performance measures. Based on the application of the credit loss calculation, the Bank recovered $553,000 ($52,000 of which is related to unfunded commitments and not included in the allowance) for the three-months ended March 31, 2024 as compared with a provision of $140,000 for the same period in 2023. The recovery in 2024 was driven in part by a decline in loans and continuing evaluation of risks inherent within the loan portfolio.

At March 31, 2024, the allowance for credit losses was 1.14% of total loans outstanding, versus 1.22% and 1.23% of total loans outstanding at December 31, 2023 and March 31, 2023, respectively. The decrease in the allowance for credit losses was largely driven by the adoption of CECL and its requirement for continuing evaluation of risks inherent within the loan portfolio. The allowance for credit losses for individually evaluated loans was $0 at both March 31, 2024 and December 31, 2023. As shown in Note 8, the total balance in the allowance decreased, from $7,412,000 as of December 31, 2023 to $6,920,000 on March 31, 2024.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for credit losses and constitute a realized loss. We had charged-off loans of $65,000 for the three-month period ended March 31, 2024 as compared to $33,000 for the same period in 2023. While a charged-off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. We had recoveries of $74,000 for the three-month periods ended March 31, 2024 as compared to a recovery of 104,000 for the same period in 2023.

No nonaccrual loans were excluded from the individually evaluated loan disclosures at March 31, 2024 and December 31, 2023. If interest on these loans had been accrued, such income cumulatively would have approximated $38,000 and $37,000 on March 31, 2024 and December 31, 2023, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

Income Taxes

For the three-months ended March 31, 2024, Financial had an income tax expense of $535,000 as compared to $487,000 for the same period in 2023. This represents an effective tax rate of 19.65% for the three-months ended March 31, 2024 as compared with 19.71% for the three-months ended March 31, 2023. Our effective rate was lower than the statutory corporate tax rate in all periods primarily because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance, and interest earned on tax free municipal bonds.

Schedule I

Net Interest Margin Analysis
Average Balance Sheets
For the Three-months Ended March 31, 2024 and 2023
(dollars in thousands)
	2024			2023
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS
Loans, including fees (1)(2)	$608,172	$7,982	5.28%	$617,548	$7,384	4.85%
Loans held for sale	2,481	42	6.81%	2,434	42	7.00%
Federal funds sold	56,024	754	5.41%	29,548	339	4.65%
Interest-bearing bank balances	9,388	133	5.70%	15,578	148	3.85%
Securities (3)	248,748	1,591	2.57%	224,541	1,182	2.13%
Federal agency equities	1,425	12	3.39%	1,377	8	2.36%
CBB equity	116	—	- %	116	—	- %

Total earning assets	926,354	10,514	4.60%	891,142	9,103	4.14%

Allowance for loan losses	(7,371)			(7,531)
Non-earning assets	59,884			58,036

Total assets	$978,867			$941,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest-bearing	397,229	879	0.89%	419,609	339	0.33%
Savings	131,629	396	1.21%	126,859	21	0.07%
Time deposits	213,993	2,090	3.93%	152,582	861	2.29%

Total interest-bearing deposits	742,851	3,365	1.82%	699,050	1,221	0.71%

Other borrowed funds
FHLB borrowings	—	—	- %	2,489	31	5.05%
Other borrowings	9,827	92	3.77%	10,399	99	3.86%
Financing leases	3,007	20	2.68%	3,372	23	2.77%
Capital Notes	10,043	82	3.28%	10,038	82	3.31%
Total interest-bearing liabilities	765,728	3,559	1.87%	725,348	1,456	0.81%

Noninterest-bearing deposits	141,704			155,850
Other liabilities	11,544			10,937

Total liabilities	918,976			892,135

Stockholders' equity	59,891			49,512

Total liabilities and
Stockholders’ equity	$978,867			$941,647

Net interest earnings		$6,955			$7,647

Net interest margin			3.02%			3.48%

Interest spread	2.73%	3.33%

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

There have been no significant changes during the quarter ended March 31, 2024, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 31, 2023. There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)Not applicable.

(b)Not applicable.

(c)Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 17, 2024
31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 17, 2024
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, dated May 17, 2024
101

The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Income (unaudited) for the Three-months ended March 31, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the Three-months ended March 31, 2024 and 2023 (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended March 31, 2024 and 2023 (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the Three-months ended March 31, 2024 and 2023; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.
Date: May 17, 2024	By /S/ Robert R. Chapman III Robert R. Chapman III, President (Principal Executive Officer)
Date: May 17, 2024	By /S/ J. Todd Scruggs J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)