Form 10-Q
period 2024-06-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2024-08-12
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-Q

______________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

______________________

Securities registered or to be registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $2.14 per share par value	BOTJ	The NASDAQ Stock Market LLC

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,543,338 shares of Common Stock, par value $2.14 per share, were outstanding at August 12, 2024.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2024 unaudited)

	June 30,	December 31,
Assets	2024	2023

Cash and due from banks	$ 22,526	$ 25,613
Federal funds sold	52,101	49,225
Total cash and cash equivalents	74,627	74,838

Securities held-to-maturity, at amortized cost (fair value of $3,172 as of June 30, 2024 and $3,231 as of December 31, 2023) net of allowance for credit loss of $0 as of June 30, 2024 and December 31, 2023	3,614	3,622
Securities available-for-sale, at fair value	206,177	216,510
Restricted stock, at cost	1,570	1,541
Loans held for sale	4,835	1,258
Loans, net of allowance for credit losses of $6,951 as of June 30, 2024 and $7,412 as of December 31, 2023	616,088	601,921
Premises and equipment, net	18,043	18,141
Interest receivable	2,920	2,835
Cash value - bank owned life insurance	22,528	21,586
Customer relationship intangibles	7,005	7,285
Goodwill	2,054	2,054
Other assets	18,550	17,780
Total assets	$ 978,011	$ 969,371

Liabilities and Stockholders' Equity

Deposits
Noninterest bearing demand	$ 136,022	$ 134,275
NOW, money market and savings	520,847	538,229
Time deposits	228,033	205,955
Total deposits	884,902	878,459

Capital notes, net	10,045	10,042
Other borrowings	9,593	9,890
Interest payable	553	480
Other liabilities	11,212	10,461
Total liabilities	$ 916,305	$ 909,332
Commitments and Contingencies

Stockholders' equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$ -	$ -
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,543,338 as of June 30, 2024 and December 31, 2023	9,723	9,723
Additional paid-in-capital	35,253	35,253
Retained earnings	40,103	36,678
Accumulated other comprehensive loss	(23,373)	(21,615)
Total stockholders' equity	$ 61,706	$ 60,039

Total liabilities and stockholders' equity	$ 978,011	$ 969,371

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Interest Income	2024	2023	2024	2023
Loans	$ 8,347	$ 7,835	$ 16,371	$ 15,261
Securities
US Government and agency obligations	361	321	699	641
Mortgage backed securities	723	406	1,532	820
Municipals - taxable	288	285	574	567
Municipals - tax exempt	19	19	37	37
Dividends	35	33	47	41
Corporates	136	141	271	284
Interest bearing deposits	192	93	325	241
Federal Funds sold	834	450	1,588	789
Total interest income	10,935	9,583	21,444	18,681

Interest Expense
Deposits
NOW, money market savings	1,383	662	2,658	1,022
Time deposits	2,266	1,374	4,356	2,235
FHLB borrowings	-	-	-	31
Finance leases	20	21	40	44
Other borrowings	94	100	186	199
Capital notes	81	81	163	163
Total interest expense	3,844	2,238	7,403	3,694

Net interest income	7,091	7,345	14,041	14,987

Recovery of provision for credit losses	(123)	(254)	(676)	(114)

Net interest income after recovery of provision for credit losses	7,214	7,599	14,717	15,101

Noninterest income
Gain on sales of loans held for sale	1,273	1,153	2,200	2,076
Service charges, fees and commissions	986	955	1,939	1,938
Wealth management fees	1,176	1,042	2,339	2,048
Life insurance income	183	134	342	266
Gain on sales and calls of securities, net	40	-	40	-
Other	533	160	638	160

Total noninterest income	4,191	3,444	7,498	6,488

Noninterest expenses
Salaries and employee benefits	4,892	4,345	9,337	8,613
Occupancy	486	459	979	931
Equipment	632	636	1,239	1,312
Supplies	121	133	266	281
Professional	695	693	1,496	1,393
Data processing	748	719	1,499	1,390
Marketing	231	285	261	479
Credit	234	209	422	405

See accompanying notes to these consolidated financial statements

Other real estate, net	-	7	-	33
FDIC insurance	126	91	235	195
Amortization of intangibles	140	234	280	373
Other	434	65	813	546
Total noninterest expenses	8,739	7,876	16,827	15,951

Income before income taxes	2,666	3,167	5,388	5,638

Income tax expense	518	633	1,053	1,120

Net Income	$ 2,148	$ 2,534	$ 4,335	$ 4,518

Weighted average shares outstanding - basic and diluted	4,543,338	4,545,173	4,543,338	4,581,726

Earnings per common share - basic and diluted	$ 0.47	$ 0.56	$ 0.95	$ 0.99

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollar amounts in thousands) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Net Income	$ 2,148	$ 2,534	$ 4,335	$ 4,518
Other comprehensive income (loss):
Unrealized (loss) gain on securities available-for-sale	(495)	(1,602)	(2,186)	1,668
Tax effect	105	337	460	(350)
Reclassification adjustment for net gains included in net income	(40)	-	(40)	-
Tax effect	8	-	8	-
Other comprehensive (loss) income, net of tax	(422)	(1,265)	(1,758)	1,318

Comprehensive income	$ 1,726	$ 1,269	$ 2,577	$ 5,836

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollar amounts in thousands) (unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net Income	$ 4,335	$ 4,518

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	690	723
Net amortization and accretion of premiums and discounts on securities	281	204
Amortization of debt issuance costs	3	3
Net gain on sales of available-for-sale securities	(40)	-
Gain on sales of loans held for sale	(2,200)	(2,076)
Proceeds from sales of loans held for sale	89,279	80,434
Origination of loans held for sale	(90,656)	(82,095)
Recovery of provision for credit losses	(676)	(114)
Impairment of other real estate owned	-	26
Amortization of intangibles	280	373
Bank owned life insurance income	(342)	(266)
(Increase) decrease in interest receivable	(85)	211
Decrease (increase) in other assets	(302)	(574)
Increase in interest payable	73	180
Increase in other liabilities	1,013	1,049

Net cash provided by operating activities	$ 1,653	$ 2,596

Cash flows from investing activities
Purchases of securities available-for-sale	$ (12,011)	$ (4,206)
Proceeds from maturities, calls and paydowns of securities available-for-sale	11,131	4,843
Proceeds from sale of securities available-for-sale	8,754	-
Purchases of bank owned life insurance	(600)	(1,800)
Purchase (sale) of Federal Home Loan Bank stock	(29)	30
Proceeds from sale of other real estate owned	-	40
Origination of loans, net of principal collected	(13,567)	(6,183)
Purchases of premises and equipment	(592)	(310)

Net cash used in investing activities	$ (6,914)	$ (7,586)

Cash flows from financing activities
Net increase in deposits	$ 6,443	$ 18,954
Principal payments on finance lease obligations	(186)	(182)
Principal payments on other borrowings	(297)	(284)
Repurchase of common stock	-	(997)
Dividends paid to common stockholders	(910)	(734)

Net cash provided by financing activities	$ 5,050	$ 16,757

(Decrease) increase in cash and cash equivalents	(211)	11,767

Cash and cash equivalents at beginning of period	$ 74,838	$ 61,762

Cash and cash equivalents at end of period	$ 74,627	$ 73,529

Supplemental schedule of noncash investing and financing activities
Noncash transactions
Fair value adjustment for securities available-for-sale	$ (2,226)	$ (1,668)

See accompanying notes to these consolidated financial statements

Supplemental disclosures of cash flow information
Cash transactions
Cash paid for interest	$ 7,330	$ 3,514
Cash paid for income taxes	850	840

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2024 and 2023

(dollars in thousands, except per share amounts) (unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	Loss	Total
Balance at December 31, 2022	4,628,657	$ 9,905	$ 36,068	$ 31,034	$ (26,781)	$ 50,226

Adoption of ASU 2016-13	-	-	-	(1,599)	-	(1,599)

Net Income	-	-	-	1,984	-	1,984

Dividends paid on common stock ($0.08 per share)	-	-	-	(370)	-	(370)

Repurchase of common stock	(68,619)	(147)	(666)	-	-	(813)

Other comprehensive income	-	-	-	-	2,583	2,583

Balance at March 31, 2023	4,560,038	$ 9,758	$ 35,402	$ 31,049	$ (24,198)	$ 52,011

Net Income	-	-	-	2,534	-	2,534

Dividends paid on common stock ($0.08 per share)	-	-	-	(364)	-	(364)

Repurchase of common stock	(16,700)	(35)	(149)	-	-	(184)

Other comprehensive loss	-	-	-	-	(1,265)	(1,265)

Balance at June 30, 2023	4,543,338	$ 9,723	$ 35,253	$ 33,219	$ (25,463)	$ 52,732

Balance at December 31, 2023	4,543,338	$ 9,723	$ 35,253	$ 36,678	$ (21,615)	$ 60,039

Net Income	-	-	-	2,187	-	2,187

Dividends paid on common stock ($0.10 per share)	-	-	-	(453)	-	(453)

Other comprehensive loss	-	-	-	-	(1,336)	(1,336)

Balance at March 31, 2024	4,543,338	$ 9,723	$ 35,253	$ 38,412	$ (22,951)	$ 60,437

Net Income	-	-	-	2,148	-	2,148

See accompanying notes to these consolidated financial statements

Dividends paid on common stock ($0.10 per share)	-	-	-	(457)	-	(457)

Other comprehensive loss	-	-	-	-	(422)	(422)

Balance at June 30, 2024	4,543,338	$ 9,723	$ 35,253	$ 40,103	$ (23,373)	$ 61,706

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

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2023. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2023 included in Financial’s Annual Report on Form 10-K. Results for the three and six month periods ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit losses in the Consolidated Statements of Income. The Company did not have an allowance for credit losses on held-to-maturity securities as of June 30, 2024 or upon adoption of ASC 326.

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

Changes in the allowance for credit loss are recorded as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2024, there was no allowance for credit loss related to the available-for-sale portfolio.

As set forth under “Interest receivable” on the Company’s Consolidated Balance Sheets, accrued interest receivable on available-for-sale and held-to-maturity securities totaled approximately $1.16 million and $1.15 million at June 30, 2024 and December 31, 2023, respectively, and was excluded from the estimate of credit losses.

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

With the exception of loans related to agriculture which uses the remaining life method, the Company is utilizing a discounted cash flow model to estimate its current expected credit losses. For the purposes of calculating its quantitative reserves, the Company has segmented its loan portfolio based on loans which share similar risk characteristics. Within the quantitative portion of the calculation, the Company utilizes at least one or a combination of loss drivers, which may include unemployment rates and/or gross domestic product (“GDP”), to adjust its loss rates over a reasonable and supportable forecast period of one year. A straight-line reversion technique is used for the following four quarters, at which time the Company reverts to historical averages. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider qualitative factors, including but not limited to: variability in the economic forecast, changes in volume and severity of adversely classified loans, changes in concentrations of credit, changes in the nature and volume of the loan segments, factors related to credit administration, and other idiosyncratic risks not embedded in the data used in the model.

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

Accrued Interest Receivable

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the allowance for credit losses for both loans and held-to-maturity securities, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest totaled approximately $1.74 million and $1.70 million on loans and $21 thousand and $16 thousand on held-to-maturity securities at June 30, 2024 and December 31, 2023, respectively, and is included in “Interest Receivable” on the Company’s Consolidated Balance Sheets.

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

Note 3 – Earnings Per Common Share (EPS)

The following is a summary of the earnings per share calculation for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net income	$ 2,148,000	$ 2,534,000	$ 4,335,000	$ 4,518,000

Weighted average number of shares outstanding - basic and diluted	4,543,338	4,545,173	4,543,338	4,581,726

Earnings per common share - basic and diluted	$ 0.47	$ 0.56	$ 0.95	$ 0.99

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

At the annual meeting of shareholders held on May 15, 2018, the shareholders approved the Bank of the James Financial Group, Inc. 2018 Equity Incentive Plan (the “2018 Incentive Plan”). The 2018 Incentive Plan permits the issuance of up to 250,000 shares of common stock (as may be adjusted for stock dividends, stock splits, mergers, recapitalizations, and certain other transactions) for awards to key employees of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock awards and performance units. The Company did not make any grants or awards under the 2018 Incentive Plan in either 2023 or the first six months of 2024. As of June 30, 2024 and 2023 there were no grants or awards outstanding under the 2018 Incentive Plan.

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

The below tables summarize the Company’s financial assets that were measured at fair value on a recurring basis during the period.

		Carrying Value at June 30, 2024 (in thousands)
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
US agency obligations	$ 67,736	$ -	$ 67,736	$ -
Mortgage-backed securities	82,957	-	82,957	-
Municipals	41,438	-	41,438	-
Corporates	14,046	-	14,046	-

Total available-for-sale securities	$ 206,177	$ -	$ 206,177	$ -
IRLCs - asset	163	-	-	163
Total assets at fair value	$ 206,340	$ -	$ 206,177	$ 163

		Carrying Value at December 31, 2023 (in thousands)
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	Dec 31,	Identical Assets	Inputs	Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
US Treasuries	$ 4,947	$ -	$ 4,947	$ -
US agency obligations	60,955	-	60,955	-
Mortgage-backed securities	95,079	-	95,079	-
Municipals	40,789	-	40,789	-
Corporates	14,740	-	14,740	-

Total available-for-sale securities	$ 216,510	$ -	$ 216,510	$ -
IRLCs - asset	129	-	-	129
Total assets at fair value	$ 216,639	$ -	$ 216,510	$ 129

Note 5 – Fair Value Measurements (continued)

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 Fair Value Measurements for June 30, 2024
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
IRLCs – asset	$163	Market approach	Range of pull through rate	70% - 100% (85%)

(1)    Weighted based on the relative value of the instruments

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2023
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
IRLCs - asset	$129	Market approach	Range of pull through rate	70% - 100% (85%)

(1)    Weighted based on the relative value of the instruments

Fair Value on a Non-recurring Basis

Collateral Dependent Loans with an ACLL

In accordance with ASC 326, the Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The Company reevaluates the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice. Because we had no collateral dependent loans with an ACLL, no nonrecurring fair value adjustments were recorded on these loans during the period ended June 30, 2024.

Loans Held for Sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended June 30, 2024. Gains and losses on the sale of loans are recorded within gains on sales of loans held for sale on the Consolidated Statements of Income.

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

Note 5 – Fair Value Measurements (continued)

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

There was no OREO as of both June 30, 2024 and December 31, 2023. Because we had OREO, no nonrecurring fair value adjustments were recorded for OREO during the period ended June 30, 2024.

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

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments and their placement in the fair value hierarchy at June 30, 2024 and December 31, 2023 was as follows (in thousands):

		Fair Value Measurements at June 30, 2024 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$ 22,526	$ 22,526	$ -	$ -	$ 22,526
Federal funds sold	52,101	52,101	-	-	52,101
Securities
Available-for-sale	206,177	-	206,177	-	206,177
Held-to-maturity, net	3,614	-	3,172	-	3,172
Restricted stock	1,570	-	1,570	-	1,570
Loans, net (1)	616,088	-	-	590,003	590,003
Loans held for sale	4,835	-	4,835	-	4,835
Interest receivable	2,920	-	2,920	-	2,920
Cash value - bank owned life insurance	22,528	-	22,528	-	22,528
Derivatives - IRLCs	163	-	-	163	163

Liabilities
Deposits	$ 884,902	$ -	$ 797,451	$ -	$ 797,451
Capital notes	10,045	-	9,881	-	9,881
Other borrowings	9,593	-	9,509	-	9,509
Interest payable	553	-	553	-	553

		Fair Value Measurements at December 31, 2023 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$ 25,613	$ 25,613	$ -	$ -	$ 25,613
Federal funds sold	49,225	49,225	-	-	49,225
Securities
Available-for-sale	216,510	-	216,510	-	216,510
Held-to-maturity	3,622	-	3,231	-	3,231
Restricted stock	1,541	-	1,541	-	1,541
Loans, net (1)	601,921	-	-	566,655	566,655
Loans held for sale	1,258	-	1,258	-	1,258
Interest receivable	2,835	-	2,835	-	2,835
Cash value - bank owned life insurance	21,586	-	21,586	-	21,586
Derivatives - IRLCs	129	-	-	129	129

Liabilities
Deposits	$ 878,459	$ -	$ 876,846	$ -	$ 876,846
Capital notes	10,042	-	9,854	-	9,854
Other borrowings	9,890	-	9,861	-	9,861
Interest payable	480	-	480	-	480

(1) Carrying amount is net of unearned income and the ACLL.

Note 6 – Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$3,614	$—	$(442)	$3,172

Available-for-sale
U.S. agency obligations	$75,432	$17	$(7,713)	$67,736
Mortgage-backed securities	93,070	131	(10,244)	82,957
Municipals	51,745	23	(10,330)	41,438
Corporates	15,517	—	(1,471)	14,046

	$235,764	$171	$(29,758)	$206,177

	December 31, 2023
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$3,622	$—	$(391)	$3,231

Available-for-sale
U.S. Treasuries	$4,985	$—	$(38)	$4,947
U.S. agency obligations	68,515	—	(7,560)	60,955
Mortgage-backed securities	103,992	608	(9,521)	95,079
Municipals	50,856	—	(10,067)	40,789
Corporates	15,523	—	(783)	14,740

	$243,871	$608	$(27,969)	$216,510

Note 6 – Securities (continued)

The following tables summarize the fair value of securities available-for-sale as of June 30, 2024 and as of December 31, 2023 and the corresponding amounts of unrealized losses. Management uses the valuation as of month-end in determining when securities are in an unrealized loss position (amounts in thousands):

June 30, 2024	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. agency obligations	$4,101	$69	$60,713	$7,644	$64,814	$7,713
Mortgage-backed securities	5,082	21	58,087	10,223	63,169	10,244
Municipals	—	—	40,470	10,330	40,470	10,330
Corporates	7,258	742	6,788	729	14,046	1,471

	$16,441	$832	$166,058	$28,926	$182,499	$29,758

December 31, 2023	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	—	—	4,947	38	4,947	38
U.S. agency obligations	—	—	60,955	7,560	60,955	7,560
Mortgage-backed securities	—	—	62,242	9,521	62,242	9,521
Municipals	1,799	25	38,990	10,042	40,789	10,067
Corporates	—	—	6,740	783	6,740	783

	$1,799	$25	$173,874	$27,944	$175,673	$27,969

As of June 30, 2024, the Company owned 124 securities in an unrealized loss position. Of the securities, 28 were S&P rated AAA, 84 were rated AA, three were rated A, three were rated BBB, and six were non-rated. As of June 30, 2024, 53 of these securities were municipal issues, 58 were backed directly or indirectly by the U.S. government, and 13 were issues of publicly traded domestic corporations. The Company monitors its municipal and corporate securities by periodically reviewing the issuer’s cash-flow and revenue streams, as well as other economic factors that could affect the issuer’s ability to service and/or repay the debt.

The Company has evaluated available-for-sale securities in an unrealized loss position for credit related impairment at June 30, 2024 and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuers to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments before recovery of its amortized cost basis, nor is it likely that management will be required to sell the securities. As such, there was not an allowance for credit losses on available-for-sale securities at June 30, 2024.

The Company’s held-to-maturity portfolio is covered by the explicit or implied guarantee of the United States government or one of its agencies and rated investment grade or higher. As a result, the Company did not have an allowance for credit losses on held-to-maturity securities as of June 30, 2024 or December 31, 2023.

All held-to-maturity and available-for-sale securities were current with no securities past due or on nonaccrual as of June 30, 2024.

Note 6 – Securities (continued)

Sales of available-for-sale securities were $8,754,000 during the three and six months ended June 30, 2024, which resulted in a net gain of $40,000. There were no sales of available-for-sale securities during the three and six months ended June 30, 2023. As of June 30, 2024, the Company had $44,865,000 (book value) pledged as collateral for public deposits.

The amortized costs and fair values of securities at June 30, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment Portfolio Maturities (in thousands):	June 30, 2024
	Amortized
	Costs	Fair Value
Held-to-maturity:
Due in one year or less	$ -	$ -
Due after one year through five years	-	-
Due after five years through ten years	2,420	2,167
Due after ten years	1,194	1,005

Total securities Held-to-maturity	$ 3,614	$ 3,172

	Amortized
	Costs	Fair Value
Available-for-sale:
Due in one year or less	$ 12,527	$ 12,230
Due after one year through five years	37,335	34,086
Due after five years through ten years	65,018	56,616
Due after ten years	120,884	103,245

Total securities Available-for-sale	$ 235,764	$ 206,177

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

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three and six months ended June 30, 2024 and 2023 was as follows (dollars in thousands):

Note 7 – Business Segments (continued)

Business Segments
			Investment
	Community		Advisory
	Banking	Mortgage	Services	Total
For the three months ended June 30, 2024
Net interest income	$ 7,091	$ -	$ -	$ 7,091
Recovery of provision for credit losses	(123)	-	-	(123)
Net interest income after recovery of provision for credit losses	7,214	-	-	7,214
Noninterest income	1,961	1,273	957	4,191
Noninterest expenses	7,065	1,136	538	8,739
Income before income taxes	2,110	137	419	2,666
Income tax expense	402	28	88	518
Net income	$ 1,708	$ 109	$ 331	$ 2,148
Total assets	$ 961,214	$ 5,280	$ 11,517	$ 978,011

For the three months ended June 30, 2023
Net interest income	$ 7,345	$ -	$ -	$ 7,345
Recovery of provision for credit losses	(254)	-	-	(254)
Net interest income after recovery of provision for credit losses	7,599	-	-	7,599
Noninterest income	1,249	1,153	1,042	3,444
Noninterest expenses	6,362	876	638	7,876
Income before income taxes	2,486	277	404	3,167
Income tax expense	490	58	85	633
Net income	$ 1,996	$ 219	$ 319	$ 2,534
Total assets	$ 933,117	$ 6,711	$ 11,068	$ 950,896

			Investment
	Community		Advisory
	Banking	Mortgage	Services	Total
For the six months ended June 30, 2024
Net interest income	$ 14,041	$ -	$ -	$ 14,041
Recovery of provision for credit losses	(676)	-	-	(676)
Net interest income after recovery of provision for credit losses	14,717	-	-	14,717
Noninterest income	3,178	2,200	2,120	7,498
Noninterest expenses	13,787	1,818	1,222	16,827
Income before income taxes	4,108	382	898	5,388
Income tax expense	784	80	189	1,053
Net income	$ 3,324	$ 302	$ 709	$ 4,335
Total assets	$ 961,214	$ 5,280	$ 11,517	$ 978,011

For the six months ended June 30, 2023
Net interest income	$ 14,987	$ -	$ -	$ 14,987
Recovery of provision for credit losses	(114)	-	-	(114)
Net interest income after recovery of provision for credit losses	15,101	-	-	15,101
Noninterest income	2,364	2,076	2,048	6,488
Noninterest expenses	13,090	1,632	1,229	15,951
Income before income taxes	4,375	444	819	5,638
Income tax expense	855	93	172	1,120
Net income	$ 3,520	$ 351	$ 647	$ 4,518
Total assets	$ 933,117	$ 6,711	$ 11,068	$ 950,896

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

The Company’s primary portfolio segments align with the methodology applied in estimating the allowance for credit losses under CECL and are reflected as such in the disclosures as of and for the period ended June 30, 2024 as provided below. Management determined after the adoption of CECL that the classifications set forth below were appropriate for use in identifying and managing risk in the loan portfolio.

Loan Segments:	Loan Classes:
Commercial	Commercial and Industrial Loans
Commercial Real Estate	Commercial Mortgages – Owner Occupied
Commercial Mortgages – Non-Owner Occupied
Commercial Construction/Land
Consumer	Consumer Open-End
Consumer Closed-End
Residential	Residential Mortgages
Residential Consumer Construction/Land

Commercial and Commercial Real Estate

Commercial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may include a personal guarantee. Short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The characteristics of properties securing the Company's commercial real estate portfolio are diverse, but with geographic location almost entirely in the Company's market area. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In general, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate versus nonowner-occupied loans.

Consumer and Residential

Consumer and Residential consist of two segments - residential mortgage loans and personal loans. We include HELOCs and other second mortgages in in our consumer loan segment. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer personal loans are secured by consumer personal assets, such as automobiles or recreational vehicles. Some consumer personal loans are unsecured, such as small installment loans and certain lines of credit. For residential mortgage loans that are secured by 1-4 family residences and are generally owner-occupied, the Company generally establishes a maximum loan-to-value ratio. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Note 8 – Loans and allowance for credit losses (continued)

A summary of loans, net of deferred costs of $817 and $961 as of June 30, 2024 and December 31, 2023, respectively, is as follows (dollars in thousands):

	As of	As of
	June 30, 2024	December 31, 2023
Commercial	$ 64,919	$ 65,324
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	135,092	131,519
Commercial Mortgages-Non-Owner Occupied	184,011	175,344
Commercial Construction/Land	21,444	21,966
Consumer:
Consumer Open-End	50,043	50,282
Consumer Closed-End	26,782	26,235
Residential:
Residential Mortgages	112,733	106,990
Residential Consumer Construction/Land	28,015	31,673

Total loans	$ 623,039	$ 609,333

Less allowance for credit losses	6,951	7,412

Net loans	$ 616,088	$ 601,921

The following table presents the amortized cost basis of collateral dependent loans by loan segment:

Collateral Dependent Loans	June 30, 2024
(dollars in thousands)	Business/Other Assets	Real Estate
Commercial	$ 3,881	$ -
Commercial Real Estate	-	7,422
Consumer	-	312
Residential	-	1,094
Total	$ 3,881	$ 8,828

Collateral Dependent Loans	December 31, 2023
(dollars in thousands)	Business/Other Assets	Real Estate
Commercial	$ 313	$ -
Commercial Real Estate	-	3,566
Consumer	-	329
Residential	-	1,105
Total	$ 313	$ 5,000

The following tables present the activity in the allowance for credit losses for the three and six month periods ended and the distribution of the allowance by segment as of June 30, 2024 and 2023.

Note 8 – Loans and allowance for credit losses (continued)

	Allowance for Credit Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Three Months Ended June 30, 2024

		Commercial
2024	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:
Beginning Balance, March 31, 2024	$ 644	$ 3,642	$ 884	$ 1,750	$ 6,920
Charge-Offs	-	-	(19)	-	(19)
Recoveries	133	3	13	-	149
Provision for (recovery of)	(171)	103	19	(50)	(99)
Ending Balance, June 30, 2024	$ 606	$ 3,748	$ 897	$ 1,700	$ 6,951

	As of and For the Six Months Ended June 30, 2024

		Commercial
2024	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:

Beginning Balance, December 31, 2023	$ 514	$ 3,985	$ 1,093	$ 1,820	$ 7,412
Charge-Offs	(8)	-	(76)	-	(84)
Recoveries	198	4	20	1	223
Provision for (recovery of)	(98)	(241)	(140)	(121)	(600)
Ending Balance, June 30, 2024	$ 606	$ 3,748	$ 897	$ 1,700	$ 6,951

	Allowance for Credit Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Three Months Ended June 30, 2023

		Commercial
2023	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:

Beginning Balance, March 31, 2023	$ 601	$ 4,095	$ 1,161	$ 1,858	$ 7,715
Charge-Offs	-	-	(16)	(3)	(19)
Recoveries	39	2	34	13	88
Provision for (recovery of)	(69)	(45)	(18)	(66)	(198)
Ending Balance, June 30, 2023	$ 571	$ 4,052	$ 1,161	$ 1,802	$ 7,586

	As of and For the Six Months Ended June 30, 2023

		Commercial
2023	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:

Beginning Balance, December 31, 2022	$ 1,102	$ 2,902	$ 904	$ 1,351	$ 6,259
Adoption of ASU 2016-13	(526)	1,157	257	357	1,245
Charge-Offs	(17)	-	(32)	(3)	(52)
Recoveries	48	90	39	15	192
Provision for (recovery of)	(36)	(97)	(7)	82	(58)
Ending Balance, June 30, 2023	$ 571	$ 4,052	$ 1,161	$ 1,802	$ 7,586

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

Note 8 – Loans and allowance for credit losses (continued)

The table below details the amortized cost of the classes of loans by credit quality indicator and year of origination as of June 30, 2024.

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total	Revolving Loans Converted to Term
Commercial:
Risk Rating
Pass	$ 7,994	$ 4,350	$ 3,881	$ 9,698	$ 1,675	$ 16,813	$ 15,965	$ 60,376	$ 32
Special Mention	74	-	-	-	124	-	367	565	-
Substandard	-	943	15	223	-	116	2,473	3,770	176
Total	$ 8,068	$ 5,293	$ 3,896	$ 9,921	$ 1,799	$ 16,929	$ 18,805	$ 64,711	$ 208

Commercial Real Estate:
Commercial Mort. - Owner Occupied
Risk Rating
Pass	$ 9,000	$ 9,196	$ 22,102	$ 41,565	$ 7,502	$ 39,307	$ 910	$ 129,582	$ 156
Special Mention	-	-	-	-	-	442	-	442	-
Substandard	-	93	-	2,990	45	1,784	-	4,912	-
Total	$ 9,000	$ 9,289	$ 22,102	$ 44,555	$ 7,547	$ 41,533	$ 910	$ 134,936	$ 156

Commercial Mort. - Non-Owner Occupied
Risk Rating
Pass	$ 16,445	$ 12,486	$ 50,561	$ 33,178	$ 9,952	$ 54,283	$ 5,933	$ 182,838	$ -
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	1,173	-	-	1,173	-
Total	$ 16,445	$ 12,486	$ 50,561	$ 33,178	$ 11,125	$ 54,283	$ 5,933	$ 184,011	$ -

Commercial Construction/Land
Risk Rating
Pass	$ 2,067	$ 2,532	$ 781	$ 9,666	$ 2,094	$ 1,056	$ 1,853	$ 20,049	$ 58
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	964	373	-	-	-	1,337	-
Total	$ 2,067	$ 2,532	$ 1,745	$ 10,039	$ 2,094	$ 1,056	$ 1,853	$ 21,386	$ 58

Consumer:
Consumer - Open-End
Risk Rating
Pass	$ -	$ -	$ -	$ -	$ -	$ -	$ 48,781	$ 48,781	$ 1,036
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	226	226	-
Total	$ -	$ -	$ -	$ -	$ -	$ -	$ 49,007	$ 49,007	$ 1,036

Consumer - Closed-End
Risk Rating
Pass	$ 3,098	$ 4,879	$ 10,382	$ 485	$ 467	$ 7,265	$ -	$ 26,576	$ -
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	206	-	206	-
Total	$ 3,098	$ 4,879	$ 10,382	$ 485	$ 467	$ 7,471	$ -	$ 26,782	$ -

Residential:
Residential Mortgages
Risk Rating
Pass	$ 12,674	$ 25,409	$ 23,647	$ 9,250	$ 8,759	$ 31,130	$ -	$ 110,869	$ -
Special Mention	-	-	-	-	-	403	-	403	-
Substandard	-	-	99	-	103	1,259	-	1,461	-
Total	$ 12,674	$ 25,409	$ 23,746	$ 9,250	$ 8,862	$ 32,792	$ -	$ 112,733	$ -

Residential Consumer Constr./Land
Risk Rating
Pass	$ 4,740	$ 11,200	$ 4,431	$ 2,499	$ 1,106	$ 4,039	$ -	$ 28,015	$ -
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total	$ 4,740	$ 11,200	$ 4,431	$ 2,499	$ 1,106	$ 4,039	$ -	$ 28,015	$ -

Totals:
Risk Rating
Pass	$ 56,018	$ 70,052	$ 115,785	$ 106,341	$ 31,555	$ 153,893	$ 73,442	$ 607,086	$ 1,282
Special Mention	74	-	-	-	124	845	367	1,410	-
Substandard	-	1,036	1,078	3,586	1,321	3,365	2,699	13,085	176
Total	$ 56,092	$ 71,088	$ 116,863	$ 109,927	$ 33,000	$ 158,103	$ 76,508	$ 621,581	$ 1,458

Note 8 – Loans and allowance for credit losses (continued)

The table below details the amortized cost of the classes of loans by credit quality indicator and year of origination as of December 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total	Revolving Loans Converted to Term
Commercial
Risk Rating
Pass	$ 6,724	$ 4,559	$ 9,091	$ 6,067	$ 2,754	$ 18,429	$ 16,703	$ 64,327	$ 39
Special Mention	100	-	-	132	-	-	382	614	-
Substandard	-	18	232	-	6	127	-	383	181
Total	$ 6,824	$ 4,577	$ 9,323	$ 6,199	$ 2,760	$ 18,556	$ 17,085	$ 65,324	$ 220

Commercial Real Estate:
Commercial Mort. - Owner Occupied
Risk Rating
Pass	$ 10,260	$ 23,120	$ 45,838	$ 7,972	$ 8,988	$ 31,254	$ 1,630	$ 129,062	$ 159
Special Mention	-	-	-	-	-	456	-	456	-
Substandard	94	-	-	45	283	1,579	-	2,001	-
Total	$ 10,354	$ 23,120	$ 45,838	$ 8,017	$ 9,271	$ 33,289	$ 1,630	$ 131,519	$ 159

Commercial Mort. - Non-Owner Occupied
Risk Rating
Pass	$ 13,069	$ 52,341	$ 35,419	$ 10,210	$ 4,397	$ 52,583	$ 6,152	$ 174,171	$ -
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	1,173	-	-	-	1,173	-
Total	$ 13,069	$ 52,341	$ 35,419	$ 11,383	$ 4,397	$ 52,583	$ 6,152	$ 175,344	$ -

Commercial Construction/Land
Risk Rating
Pass	$ 1,848	$ 3,157	$ 9,869	$ 2,842	$ 628	$ 463	$ 2,768	$ 21,575	$ -
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	391	-	-	-	-	391	-
Total	$ 1,848	$ 3,157	$ 10,260	$ 2,842	$ 628	$ 463	$ 2,768	$ 21,966	$ -

Consumer:
Consumer - Open-End
Risk Rating
Pass	$ -	$ -	$ -	$ -	$ -	$ -	$ 50,042	$ 50,042	$ 1,466
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	240	240	-
Total	$ -	$ -	$ -	$ -	$ -	$ -	$ 50,282	$ 50,282	$ 1,466

Consumer - Closed-End
Risk Rating
Pass	$ 5,587	$ 11,121	$ 588	$ 529	$ 7,647	$ 601	$ -	$ 26,073	$ -
Special Mention	-	-	-	14	-	-	-	14	-
Substandard	-	-	-	-	32	116	-	148	-
Total	$ 5,587	$ 11,121	$ 588	$ 543	$ 7,679	$ 717	$ -	$ 26,235	$ -

Residential:
Residential Mortgages

Risk Rating
Pass	$ 26,854	$ 24,740	$ 10,220	$ 9,007	$ 7,161	$ 25,935	$ -	$ 103,917	$ -
Special Mention	-	-	-	-	-	1,687	-	1,687	-
Substandard	-	-	-	105	54	1,227	-	1,386	-
Total	$ 26,854	$ 24,740	$ 10,220	$ 9,112	$ 7,215	$ 28,849	$ -	$ 106,990	$ -

Residential Consumer Construction/Land
Risk Rating
Pass	$ 10,762	$ 11,341	$ 3,821	$ 1,414	$ 1,896	$ 2,417	$ -	$ 31,651	$ -
Special Mention	-	-	22	-	-	-	-	22	-
Substandard	-	-	-	-	-	-	-	-	-
Total	$ 10,762	$ 11,341	$ 3,843	$ 1,414	$ 1,896	$ 2,417	$ -	$ 31,673	$ -

Totals:
Risk Rating
Pass	$ 75,104	$ 130,379	$ 114,846	$ 38,041	$ 33,471	$ 131,682	$ 77,295	$ 600,818	$ 1,664
Special Mention	100	-	22	146	-	2,143	382	2,793	-
Substandard	94	18	623	1,323	375	3,049	240	5,722	181
Total	$ 75,298	$ 130,397	$ 115,491	$ 39,510	$ 33,846	$ 136,874	$ 77,917	$ 609,333	$ 1,845

Note 8 – Loans and allowance for credit losses (continued)

The following table details the current period gross charge-offs of loans by year of origination as of June 30, 2024 and December 31, 2023.

Current Period Gross Charge-Offs by Origination Year (in thousands)

	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total	Revolving Loans Converted to Term
Commercial	$ -	$ 8	$ -	$ -	$ -	$ -	$ -	$ 8	$ -
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Construction/Land	-	-	-	-	-	-	-	-	-
Consumer:
Consumer Open-End	-	-	-	-	-	2	-	2	-
Consumer Closed-End	-	-	74	-	-	-	-	74	-
Residential:
Residential Mortgages	-	-	-	-	-	-	-	-	-
Residential Consumer Construction/Land	-	-	-	-	-	-	-	-	-

Total	$ -	$ 8	$ 74	$ -	$ -	$ 2	$ -	$ 84	$ -

	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total	Revolving Loans Converted to Term
Commercial	$ -	$ -	$ -	$ 17	$ -	$ 132	$ -	$ 149	$ -
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Construction/Land	-	-	-	-	-	-	-	-	-
Consumer:
Consumer Open-End	-	-	-	-	-	6	7	13	-
Consumer Closed-End	19	33	19	-	-	-	-	71	-
Residential:
Residential Mortgages	-	-	-	-	-	3	-	3	-
Residential Consumer Construction/Land	-	-	-	-	-	-	-	-	-

Total	$ 19	$ 33	$ 19	$ 17	$ -	$ 141	$ 7	$ 236	$ -

Note 8 – Loans and allowance for credit losses (continued)

The following tables present nonaccrual information by class of loans as of June 30, 2024 and December 31, 2023.

Loans on Nonaccrual Status

(dollars in thousands)

June 30, 2024
Nonaccrual Loans
	With No Allowance	With an Allowance	Total
Commercial Real Estate:
Commercial Construction/Land	$ 372	-	$ 372
Consumer
Consumer Closed-End	151	-	151
Residential Mortgages	274	-	274
Total	$ 797	$ -	$ 797

December 31, 2023
Nonaccrual Loans
	With No Allowance	With an Allowance	Total
Commercial Real Estate:
Commercial Construction/Land	$ 391	-	$ 391

Note 8 – Loans and allowance for credit losses (continued)

The following tables present an aging analysis of the loan portfolio by class and past due as of June 30, 2024 and December 31, 2023:

Age Analysis of Past Due Loans as of June 30, 2024
							Recorded
			Greater				Investment
2024	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$—	$—	$—	$—	$64,919	$64,919	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	—	—	—	—	135,092	135,092	—
Commercial Mortgages-Non-Owner Occupied	—	—	—	—	184,011	184,011	—
Commercial Construction/Land	—	—	—	—	21,444	21,444	—
Consumer:
Consumer Open-End	160	—	—	160	49,883	50,043	—
Consumer Closed-End	192	36	86	314	26,468	26,782	—
Residential:
Residential Mortgages	393	126	274	793	111,940	112,733	—
Residential Consumer Construction/Land	5	—	—	5	28,010	28,015	—
Total	$750	$162	$360	$1,272	$621,767	$623,039	$—

Age Analysis of Past Due Loans as of December 31, 2023

2023			Greater				Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$—	$—	$—	$—	$65,324	$65,324	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	91	—	—	91	131,428	131,519	—
Commercial Mortgages-Non-Owner Occupied	—	—	—	—	175,344	175,344	—
Commercial Construction/Land	—	—	—	—	21,966	21,966	—
Consumer:
Consumer Open-End	357	—	—	357	49,925	50,282	—
Consumer Closed-End	126	89	—	215	26,020	26,235	—
Residential:
Residential Mortgages	396	—	—	396	106,594	106,990	—
Residential Consumer Construction/Land	—	—	—	—	31,673	31,673	—
Total	$970	$89	$—	$1,059	$608,274	$609,333	$—

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

There were no loan modifications to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 or June 30, 2023. As of June 30, 2024, no previously modified loans have defaulted in the last twelve months.

ACL on Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $589,000 at June 30, 2024, is separately classified within Other Liabilities on the Consolidated Balance Sheets.

The following table presents the balance and activity in the ACL for unfunded commitments for the three and six months ended June 30, 2024 and 2023:

Allowance for Credit Losses on Unfunded Commitments (in thousands)
Balance, March 31, 2024	$ 613
Recovery of credit losses	(24)
Balance June 30, 2024	$ 589

Balance, December 31, 2023	$ 665
Recovery of credit losses	(76)
Balance June 30, 2024	$ 589

Balance, March 31, 2023	$ 779
Recovery of credit losses	(56)
Balance June 30, 2023	$ 723

Balance, December 31, 2022	$ -
Adoption of ASU 2016-13	779
Recovery of credit losses	(56)
Balance June 30, 2023	$ 723

Note 8 – Loans and allowance for credit losses (continued)

Other Real Estate Owned

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank which was acquired through purchase at foreclosure or from the borrower through a deed in lieu of foreclosure. There were no OREO properties on June 30, 2024 and December 31, 2023. The following table represents the changes in OREO balance during the six months ended June 30, 2024 and year ended December 31, 2023.

OREO Changes

(dollars in thousands)

	Six months Ended Year Ended
	June 30, 2024	December 31, 2023
Balance at the beginning of the year (net)	$—	$566
Transfers from loans	—	—
Capitalized costs	—	—
Valuation adjustments	—	(23)
Sales proceeds	—	(540)
Loss on disposition	—	(3)
Balance at the end of the period (net)	$—	$—

At June 30, 2024 and December 31, 2023, the Company had no consumer mortgage loans secured by residential real estate for which foreclosure was in process. The Company held no residential real estate properties in other real estate owned as of June 30, 2024 and December 31, 2023.

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

In November 2023, the FASB amended the Segment Reporting topic in the Accounting Standards Codification to improve disclosures about a public entity’s reportable segments and provide more detailed information about a reportable segment’s expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after

Note 9 – Recent accounting pronouncements and other authoritative guidance (continued)

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

Note 10 - Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.

Management has reviewed events occurring through the date the financial statements were available to be issued and no other subsequent events occurred requiring accrual or that require disclosure and have not been disclosed in the footnotes to the Company's unaudited consolidated financial statements as of June 30, 2024.

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

•potential exposure to fraud, negligence, computer theft and cyber-crime and cyber-threats, and the Company's ability to maintain the security of its data processing and information technology systems;

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

•the ability to maintain adequate liquidity by retaining deposit customers and secondary funding sources, especially if the Company's or banking industry's reputation becomes damaged;

•the adequacy of the level of the Company's allowance for credit losses, the amount of credit loss provisions required in future periods, and the failure of assumptions underlying the allowance for credit losses;

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

GENERAL

Critical Accounting Policies

Bank of the James Financial Group, Inc.’s (“Financial” or the “Company”) financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

We conduct our investment advisory business through PWW, which Financial acquired on December 31, 2021. PWW is a Lynchburg, Virginia-based investment advisory firm that has approximately $789 million in assets under management and advisement as of June 30, 2024. PWW generates revenue primarily through investment advisory fees.

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

The Bank services its banking customers through the following locations in Virginia:

Full-Service Branches

•The main office located at 828 Main Street in Lynchburg, Virginia (the “Main Street Office”),

•A branch located at 5204 Fort Avenue in Lynchburg, Virginia (the “Fort Avenue Branch”),

•A branch located at 4935 Boonsboro Road, Suites C and D in Lynchburg, Virginia (the “Boonsboro Branch”),

•A branch located at 4105 Boonsboro Road in Lynchburg, Virginia (the “Peakland Branch”),

•A branch located at 4698 South Amherst Highway in Amherst County, Virginia (the “Madison Heights Branch”),

•A branch located at 17000 Forest Road in Forest, Virginia (the “Forest Branch”),

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

•A branch located at 3562 Electric Road, Roanoke, Virginia (the “Roanoke Branch”),

•A branch located at 45 South Main St., Lexington, Virginia (the “Lexington Branch”),

•A branch located at 550 Water St., Charlottesville, Virginia (the “Water Street Branch”),

•A branch located at 2101 Electric Rd, Roanoke, Virginia (the “Oak Grove Branch”),

•A branch located at 13 Village Highway, Rustburg, Virginia (the “Rustburg Branch”),

•A branch located at 19792 Main Street, Buchanan, Virginia (the “Buchanan Branch”); and

•A temporary branch located at 2773 Rockfish Valley Highway, Nellysford, Virginia (the “Temporary Nellysford Branch”).

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

The Bank owns the following property that will house a permanent branch in Nellysford, Virginia in 2025:

•Real Property located at 2935 Rockfish Valley Highway, Nellysford, Virginia. On September 18, 2023, the Bank purchased real property located at 2935 Rockfish Valley Highway, Nellysford, Virginia. The building on the property previously served as a bank branch for another financial institution. The Bank anticipates that the cost to upfit the building will be minimal. The property is subject to a restrictive covenant that prohibits the Bank from using the property for any banking-related activity until the covenant expires in September 2025. We anticipate that we will relocate the Temporary Nellysford Branch to this location in the fall of 2025.

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

	June 30, 2024	December 31, 2023
(in thousands)
Commitments to extend credit	$ 175,226	$ 173,148
Letters of Credit	3,679	2,636
Total	$ 178,905	$ 175,784

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of June 30, 2024 and December 31, 2023 and the results of operations of Financial for the three and six month periods ended June 30, 2024 and 2023. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

June 30, 2024 as Compared to December 31, 2023

Total assets were $978,011,000 on June 30, 2024 compared with $969,371,000 at December 31, 2023, an increase of 0.89%. The increase in total assets was primarily due to increases in loans, net of the allowance for credit losses, loans held for sale, and the cash value of bank-owned life insurance. The increase was offset in part by a decrease in the value of securities available-for-sale.

Total deposits increased from $878,459,000 as of December 31, 2023 to $884,902,000 on June 30, 2024, an increase of 0.73%. The increase resulted in large part from increases in noninterest-bearing demand and time deposits and was offset in part by a decrease in NOW, money market and savings deposits. The increase in time deposits generally was driven by our customers’ decisions to lock in higher rates.

Total loans, excluding loans held for sale, increased to $623,039,000 on June 30, 2024 from $609,333,000 on December 31, 2023. The increase was due primarily to an increase in commercial real estate loans and was offset in part by payoffs and normal amortization of loans. Loans, excluding loans held for sale and net of deferred fees and costs and including the allowance for credit losses, increased to $616,088,000 on June 30, 2024 from $601,921,000 on December 31, 2023, an increase of 2.35%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	June 30, 2024		December 31, 2023
	Amount	Percentage	Amount	Percentage
Commercial	$ 64,919	10.42%	$ 65,324	10.72%
Commercial Real Estate	340,547	54.66%	328,829	53.96%
Consumer	76,825	12.33%	76,517	12.56%
Residential	140,748	22.59%	138,663	22.76%
Total loans	$ 623,039	100.00%	$ 609,333	100.00%

The subsegments of the loan portfolio of the segments shown above are set forth in Note 8.

The Bank closely monitors concentrations within its commercial real estate loan portfolio. As of June 30, 2024, non-owner occupied commercial real estate loans totaled $184.0 million, or 29.5% of total loans. The Bank has minimal exposure to loans secured by large office buildings or shopping centers, which comprise less than 5% of the non-owner occupied commercial real estate portfolio. The majority of the Bank's non-owner occupied commercial loans are secured by smaller, multi-tenant properties diversified across various industries and geographies within our market areas. We have not seen an increase in delinquencies in loans secured by non-owner occupied commercial real estate. We typically solicit and obtain current financial information, including, where appropriate, rent rolls, for the loans in our non-owner occupied commercial real estate portfolio.

Total nonperforming assets, which consist of nonaccrual loans, loans past due 90 days or more and still accruing, and OREO increased to $797,000 on June 30, 2024 from $391,000 on December 31, 2023. Because we had no OREO on either June 30, 2024 or December 31, 2023, the nonperforming assets consist entirely of nonperforming loans.

As discussed in more detail below under “Results of Operations—Allowance and Provision for Credit Losses,” management has provided for any anticipated losses on these loans in the allowance for credit losses. Loan payments received on nonaccrual loans are first applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is reversed and deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure or deeds in lieu of foreclosure. We had no OREO on June 30, 2024 and December 31, 2023. The Bank neither acquired nor disposed of any OREO during the three and six months ended June 30, 2024. As a result, the OREO balance remained $0.

Cash and cash equivalents remained relatively constant, decreasing slightly to $74,627,000 on June 30, 2024 from $74,838,000 on December 31, 2023. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including Federal funds sold). Cash and cash equivalents are subject to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts.

Securities held-to-maturity were essentially flat, decreasing slightly to $3,614,000 on June 30, 2024 from $3,622,000 on December 31, 2023. This decrease is a result of normal net amortization of premiums within the held-to-maturity portfolio.

Securities available-for-sale, which are carried on the balance sheet at fair market value, decreased to $206,177,000 on June 30, 2024, from $216,510,000 on December 31, 2023. During the six months ended June 30, 2024, the Bank purchased $12,011,000 in available-for-sale securities. During the same period the Bank sold $8,754,000 and received $11,131,000 in proceeds from calls, maturities, and paydowns of securities available-for-sale. The market value of the securities available-for-sale decreased slightly. As of June 30, 2024, we have an unrealized tax-effected loss of $23,373,000 (or $29,587,000 prior to the tax benefit). Financial does not expect to realize the losses as it has the intent and ability to hold the securities until their recovery, which may be at maturity.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $672,000 at June 30, 2024 as compared to $643,000 at December 31, 2023. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At June 30, 2024, Financial, on a consolidated basis, had liquid assets of $280,804,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, and available-for-sale investments. The Bank has pledged (market values):

•approximately $37,000,000 of our available-for-sale securities as collateral with correspondent banks, including the FHLBA, for collateralized lines of credit;

•approximately $40,000,000 of our available-for-sale securities as security for public deposits; and

•approximately $29,000,000 of our available-for-sale securities as collateral for advances at the Federal Reserve Bank’s discount window.

Further, if additional liquidity is needed, the Bank has the ability to purchase up to $53,000,000 of Fed funds through the Bank’s correspondent relationships and borrow from the FHLBA using investments within the Bank’s portfolio as collateral. In addition to the above, the Bank has borrowing capacity with the FHLBA of approximately $20,000,000 related to loans it has pledged to the FHLBA.

As of June 30, 2024, the Bank has no borrowings from any of these sources. Immediately following the failure of Silicon Valley Bank in the spring of 2023, out of an abundance of caution the Bank borrowed $14,000,000 from the FHLBA to test its contingency funding plan. Approximately two weeks later, the Bank repaid the advance. During the first six months of 2024, the Bank did not experience any unusual inflows or outflows of deposits.

Management believes that liquid assets were adequate at June 30, 2024. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments from customers.

While we have not experienced any unusual pressure on our deposit balances or our liquidity position, management continues to closely monitor our sources and uses of funds in order to meet our cash flow requirements while attempting to maximize profits. The Company’s total uninsured deposits, which are the amount of deposits, subject to the aggregation rules, that exceed the FDIC insurance limit (currently $250,000) were approximately $255,000,000, approximately 29% of our total deposits, at June 30, 2024. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

At June 30, 2024, the Bank had a leverage ratio of approximately 9.51%, a Tier 1 risk-based capital ratio and a CET1 ratio of approximately 12.45% and a total risk-based capital ratio of approximately 13.38%. As of June 30, 2024 and December 31, 2023, the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of June 30, 2024 and December 31, 2023:

Bank Level Only Capital Ratios

Analysis of Capital for Bank of the James (Bank only)
(dollars in thousands)

	June 30,	December 31,
Analysis of Capital	2024	2023

Tier 1 capital
Common Stock	$ 3,742	$ 3,742
Surplus	22,325	22,325
Retained earnings	67,030	65,172
Total Tier 1 capital	$ 93,097	$ 91,239

Common Equity Tier 1 Capital (CET1)	$ 93,097	$ 91,239

Tier 2 capital
Allowance for credit losses	$ 6,951	$ 7,412

Total Tier 2 capital:	$ 6,951	$ 7,412
Total risk-based capital	$ 100,048	$ 98,651

Risk weighted assets	$ 747,705	$ 737,505
Average total assets	$ 978,496	$ 953,757

	Actual		Regulatory Benchmarks
			For Capital	For Well
	June 30,	December 31,	Adequacy	Capitalized
	2024	2023	Purposes (1)	Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.51%	9.57%	4.000%	5.000%
Common Equity Tier 1 capital	12.45%	12.37%	7.000%	6.500%
Tier 1 risk-based capital ratio	12.45%	12.37%	8.500%	8.000%
Total risk-based capital ratio	13.38%	13.38%	10.500%	10.000%

(1)Includes the capital conservation buffer of 2.50% for all ratios, excluding the Tier 1 capital to average total assets ratio.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $3,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis at June 30, 2024 would be lower than those of the Bank because a portion of proceeds from the sale of notes previously issued by the holding company were contributed to the Bank as equity.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

Earnings Summary

Financial had net income including all operating segments of $2,148,000 and $4,335,000 for the three and six months ended June 30, 2024, compared to $2,534,000 and $4,518,000 for the comparable periods in 2023. Basic and diluted earnings per common share for the three and six months ended June 30, 2024 were $0.47 and $0.95, compared to basic and diluted earnings per share of $0.56 and $0.99 for the three and six months ended June 30, 2023.

The decrease in net income for the three and six months ended June 30, 2024, as compared to the prior year periods was due primarily to an increase in interest expense of $1,606,000 and $3,709,000 in the three and six months ended June 30, 2024 from the comparable periods in 2024. The decrease was offset in part by increase in interest income and noninterest income.

These operating results represent an annualized return on average stockholders’ equity of 14.35% and 14.52% for the three and six month periods ended June 30, 2024, compared with 19.65% and 18.00% for the three and six months ended June 30, 2023. The decrease for the three and six month periods ended June 30, 2024 from the same periods in 2023 was due to the decrease in net income and an increase in average equity, which resulted from an increase in retained earnings. The Company had an annualized return on average assets of 0.87% and 0.89% for the three and six month periods ended June 30, 2024 compared with 1.08% and 0.97% for the three and six month periods ended June 30, 2023. The decreases largely resulted from a decrease in net income and an increase in average assets.

See “Noninterest Income” below for mortgage business and wealth management segment discussions.

Interest Income, Interest Expense, and Net Interest Income

For the three and six months ended June 30, 2024, interest income increased to $10,935,000 and $21,444,000 from $9,583,000 and $18,681,000 for the same periods in 2023, primarily to an increase in interest rates received on our interest-earning assets. The average rate on loans was 5.42% and 5.35% for the three and six months ended June 30, 2024, as compared to 4.99% and 4.92% for the same periods in 2023. The rate on total average earning assets increased to 4.68% and 4.62% during the three and six months ended June 30, 2024 because of a general increase in market rates and because the loans that we originated in the last six to twelve months had rates significantly higher than the rates referenced above.

Interest expense increased significantly to $3,844,000 and $7,403,000 for the three and six months ended June 30, 2024 from $2,238,000 and $3,694,000 for the three and six months ended June 30, 2023. The increase for the three and six months resulted primarily from an increase in deposit balances and an increase in interest rates paid on deposits during the three and six months ended June 30, 2024. The Company’s average rate paid on interest-bearing deposits was 1.94% and 1.88% for the three and six months ended June 30, 2024 as compared to 1.15% and 0.93% for the same periods in 2023. The Company’s average rate paid on interest-bearing liabilities was 1.99% and 1.93% for the three and six months ended June 30, 2024 as compared to 1.22% and 1.02% for the same periods in 2023.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest-earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and six months ended June 30, 2024 was $7,091,000 and $14,041,000 as compared to $7,345,000 and $14,987,000 for the same periods in 2023. The net interest margin was 3.03% and 3.02% for the three and six months ended June 30, 2024 as compared to 3.30% and 3.40% for the comparable periods in 2023. The decreases for the three and six month periods ended June 30, 2024, were in large part due to interest rates on interest-bearing liabilities increasing more rapidly than the rates received on interest-earning assets during each of the first two quarters of the year. This was exacerbated by a change in deposit mix, with the balance of time deposits, which generally pay a higher rate than demand deposits, increasing year over year while the average balance of interest-bearing demand deposits decreased over the same period. To combat inflation, the FOMC implemented a series of interest rate increases. These increases negatively impacted our net interest margin and the current interest rate environment is likely to continue to cause long-term uncertainty. Other financial impacts could occur, though such potential impacts are unknown at this time. While management does not anticipate it will be necessary to raise deposit rates, if we need to continue to raise deposit rates, there likely would be an adverse impact on our margin and profitability. A stabilizing interest rate environment is likely to allow us to increase our net interest margin. However, markets expect that the FOMC will cut the Fed funds by September 2024. In the event of rapid rate decreases, in the short term our net interest margin could come under pressure as the Bank is currently asset sensitive.

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

Noninterest income increased to $4,191,000 and $7,498,000 for the three and six month periods ended June 30, 2024 from $3,444,000 and $6,488,000 for same periods in 2023. While all noninterest income categories showed increases, the overall increases primarily were due to increases in wealth management fees, life insurance income, and income received from an investment in a Small Business Investment Company, which is reflected in other income.

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

Purchase mortgage originations totaled $47,203,000 and $78,218,000 or 87.15% and 86.28% respectively, of the total mortgage loans originated in the three and six months ended June 30, 2024, as compared to $40,549,000 and $67,417,000 or 82.02% and 82.12%, respectively, of the total mortgage loans originated in the same period in 2023. Because of a relatively higher mortgage interest rate environment, management anticipates that in the short-term purchase mortgage originations will continue to represent a significant percentage of mortgage originations. Management also believes that a continued increase in long-term market interest rates could limit refinancing activity.

Mortgage rates increased dramatically in 2022 and 2023 and remain elevated compared to recent history. These increases continue to have a negative impact on mortgage origination volume. Because of the uncertainty surrounding current and near-term economic conditions arising from inflation and geopolitical and economic concerns, management cannot predict future mortgage rates. Management also believes that the relatively high interest rates could cause revenue from the mortgage segment to remain under additional pressure.

Our Investment division provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third-party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by two dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and, in some cases, ongoing management fees such as mutual fund 12b-1 fees. The Investment division’s financial impact on our consolidated revenue has been minimal. Although management cannot predict the financial impact of Investment with certainty, management anticipates the Investment division’s revenue as a percentage of our overall noninterest will remain minimal in 2024.

We conduct our investment advisory business through PWW, which Financial acquired on December 31, 2021. PWW is a Lynchburg, Virginia-based investment advisory firm that has approximately $789 million in assets under management and advisement as of June 30, 2024. PWW operates as a subsidiary of Financial. PWW generates revenue primarily through investment advisory fees. The investment advisory fees will vary based on the value of assets under management. Assets under management may fluctuate due to both client action and fluctuations in the equity and debt markets. Despite the potential for fluctuation, we anticipate that PWW will continue to contribute meaningfully to the Company’s consolidated net income.

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

Noninterest Expense

Noninterest expense for the three and six months ended June 30, 2024 increased to $8,739,000 and $16,827,000 from $7,876,000 and $15,951,000 for the same periods in 2023, increases of 10.96% and 5.49%, respectively. These increases resulted primarily from increases in salaries and employee benefits and to a lesser extent in the six month period, professional, data processing and other outside expenses. Other expenses increased because we had a recovery in 2023 related to a previous fraud loss, which had the effect of reducing other expense for both the three and six month periods in 2023. Total personnel expense was $4,892,000 and $9,337,000 for the three and six month periods ended June 30, 2024 as compared to $4,345,000 and $8,613,000 for the same periods in 2023. Personnel expense increased largely because of increases in salaries, compensation related accruals, and additional personnel hired in connection with the opening of new branches.

Allowance and Provision for Credit Losses

The allowance for credit losses represents an amount that, in our judgment, will be adequate to absorb probable losses expected in the loan portfolio. The provision for credit losses increases the allowance, and loans charged-off, net of recoveries, reduce the allowance. The provision for the allowance for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management. As discussed below, loans having a risk rating of 7 or below that are significantly past due, and loans with borrowers whose performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, and loan performance measures. Based on the application of the credit loss calculation, the Bank recovered $123,000 and $676,000 for the three and six months ended June 30, 2024 as compared with a recovery of $254,000 and $114,000 for the same periods in 2023. For the six month periods ended June 30, 2024, and 2023, the recovery attributable to unfunded commitments was $76,000 and $56,000, respectively, and was not included in the allowance. Despite an increase in loan balances, the amount of additional provision otherwise needed to reflect loan growth was offset in part by recoveries of approximately $149,000. In addition, the recovery in both periods was driven by the continuing evaluation of risks inherent within the loan portfolio required by CECL.

A June 30, 2024, the allowance for credit losses was 1.12% of total loans outstanding, versus 1.22% and 1.23% of total loans outstanding at December 31, 2023 and June 30, 2023, respectively. The allowance for credit losses for individually evaluated loans was $0 at both June 30, 2024 and December 31, 2023. As shown in Note 8, the total balance in the allowance decreased, from $7,412,000 as of December 31, 2023 to $6,951,000 as of June 30, 2024.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for credit losses and constitute a realized loss. We had charged-off loans of $19,000 and $84,000 for the three and six month periods ended June 30, 2024 as compared to $19,000 and $52,000 for the same periods in 2023. While a charged-off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. We had recoveries of $149,000 and $223,000 for the three and six month periods ended June 30, 2024 as compared to a recoveries of $88,000 and $192,000 for the same periods in 2023.

If indicated by Bank policy, certain nonaccrual loans are individually analyzed for impairment. The principal balance on our nonaccrual loans totaled $797,000 and $391,000 at June 30, 2024 and December 31, 2023, respectively. If interest on these loans had been accrued, such income cumulatively would have approximated $50,000 and $37,000 on June 30, 2024 and December 31, 2023, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

Income Taxes

For the three and six months ended June 30, 2024, Financial had an income tax expense of $518,000 and $1,053,000 as compared to $633,000 and $1,120,000 for the same periods in 2023. This represents an effective tax rate of 19.43% and 19.54% for the three and six months ended June 30, 2024 as compared with 19.99% and 19.87% for the three and six months ended June30, 2023. Our effective rate was lower than the statutory corporate tax rate in all periods primarily because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance, and interest earned on tax free municipal bonds.

Schedule I

Net Interest Margin Analysis
Average Balance Sheets
For the Three Months Ended June 30, 2024 and 2023
(dollars in thousands)
	2024			2023
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS
Loans, including fees (1)(2)	$614,579	$8,289	5.42%	$624,947	$7,781	4.99%
Loans held for sale	4,134	58	5.64%	3,766	54	5.75%
Federal funds sold	61,176	834	5.48%	35,526	450	5.08%
Interest-bearing bank balances	17,310	192	4.46%	4,615	93	8.08%
Securities (3)	242,349	1,532	2.54%	222,680	1,177	2.12%
Restricted stock	1,551	35	9.08%	1,366	33	9.69%

Total earning assets	941,099	10,940	4.68%	892,900	9,588	4.31%

Allowance for loan losses	(6,940)			(7,738)
Non-earning assets	60,712			59,721

Total assets	$994,871			$944,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	398,204	937	0.95%	409,039	541	0.53%
Savings	132,380	446	1.36%	120,721	121	0.40%
Time deposits	224,980	2,266	4.05%	180,652	1,374	3.05%

Total interest bearing deposits	755,564	3,649	1.94%	710,412	2,036	1.15%

Other borrowed funds
Other borrowings	9,675	94	3.91%	3,289	100	12.20%
Financing leases	2,927	20	2.75%	10,258	21	0.82%
Capital Notes	10,044	81	3.24%	10,039	81	3.24%
Total interest-bearing liabilities	778,210	3,844	1.99%	733,998	2,238	1.22%

Noninterest bearing deposits	142,185			151,516
Other liabilities	14,279			7,657

Total liabilities	934,674			893,171

Stockholders' equity	60,197			51,712

Total liabilities and
Stockholders’ equity	$994,871			$944,883

Net interest earnings		$7,096			$7,350

Net interest margin			3.03%			3.30%

Interest spread	2.69%	3.08%

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

Net Interest Margin Analysis
Average Balance Sheets
For the Six Months Ended June 30, 2024 and 2023
(dollars in thousands)
	2024			2023
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned
	Sheet	Expense	Paid	Sheet	Expense	/Paid
ASSETS
Loans, including fees (1)(2)	$611,375	$16,271	5.35%	$621,268	$15,165	4.92%
Loans held for sale	3,307	100	6.08%	3,104	96	6.24%
Federal funds sold	58,600	1,588	5.45%	32,554	789	4.89%
Interest-bearing bank balances	14,019	325	4.66%	7,580	241	6.41%
Securities (3)	245,549	3,123	2.56%	223,605	2,359	2.13%
Restricted stock	1,546	47	6.11%	1,429	41	5.79%

Total earning assets	934,396	21,454	4.62%	889,540	18,691	4.24%

Allowance for loan losses	(7,156)			(7,635)
Non-earning assets	55,201			59,688

Total assets	$982,441			$941,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	397,717	1,816	0.92%	414,295	880	0.43%
Savings	132,004	842	1.28%	123,773	142	0.23%
Time deposits	219,486	4,356	3.99%	166,695	2,235	2.70%

Total interest bearing deposits	749,207	7,014	1.88%	704,763	3,257	0.93%

Other borrowed funds
FHLB borrowings	—	—	—	1,238	31	5.05%
Other borrowings	9,751	186	3.84%	10,328	199	3.89%
Financing leases	2,967	40	2.71%	3,330	44	2.66%
Capital Notes	10,044	163	3.26%	10,039	163	3.27%
Total interest-bearing liabilities	771,969	7,403	1.93%	729,698	3,694	1.02%

Noninterest bearing deposits	141,945			153,666
Other liabilities	8,482			7,611

Total liabilities	922,396			890,975

Stockholders' equity	60,045			50,618

Total liabilities and
Stockholders’ equity	$982,441			$941,593

Net interest earnings		$14,051			$14,997

Net interest margin			3.02%			3.40%

Interest spread			2.68%			3.22%

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

(4)

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

There have been no significant changes during the quarter ended June 30, 2024, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 27, 2024. There have been no material changes from risk factors as previously disclosed in Part 1 Item 1A of the Company’s Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)Not applicable.

(b)Not applicable.

(c)Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2024
31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2024
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, dated August 12, 2024
101

The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2024 and 2023 (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2024 and 2023 (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three and six months ended June 30, 2024 and 2023; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.
Date: August 12, 2024	By /S/ Robert R. Chapman III Robert R. Chapman III, President (Principal Executive Officer)
Date: August 12, 2024	By /S/ J. Todd Scruggs J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)