Form 10-Q
period 2024-09-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2024-11-12
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-Q

______________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,543,338 shares of Common Stock, par value $2.14 per share, were outstanding at November 12, 2024.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2024 unaudited)

	September 30,	December 31,
Assets	2024	2023

Cash and due from banks	$ 22,692	$ 25,613
Federal funds sold	86,515	49,225
Total cash and cash equivalents	109,207	74,838

Securities held-to-maturity, at amortized cost (fair value of $3,328 as of September 30, 2024 and $3,231 as of December 31, 2023) net of allowance for credit loss of $0 as of September 30, 2024 and December 31, 2023	3,610	3,622
Securities available-for-sale, at fair value	192,469	216,510
Restricted stock, at cost	1,821	1,541
Loans held for sale	3,239	1,258
Loans, net of allowance for credit losses of $7,078 as of September 30, 2024 and $7,412 as of December 31, 2023	627,112	601,921
Premises and equipment, net	19,378	18,141
Interest receivable	2,697	2,835
Cash value - bank owned life insurance	22,716	21,586
Customer relationship intangibles	6,865	7,285
Goodwill	2,054	2,054
Other assets	16,895	17,780
Total assets	$ 1,008,063	$ 969,371

Liabilities and Stockholders' Equity

Deposits
Noninterest bearing demand	$ 132,223	$ 134,275
NOW, money market and savings	540,966	538,229
Time deposits	234,421	205,955
Total deposits	907,610	878,459

Capital notes, net	10,046	10,042
Other borrowings	9,444	9,890
Interest payable	758	480
Other liabilities	11,371	10,461
Total liabilities	$ 939,229	$ 909,332
Commitments and Contingencies

Stockholders' equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$ -	$ -
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,543,338 as of September 30, 2024 and December 31, 2023	9,723	9,723
Additional paid-in-capital	35,253	35,253
Retained earnings	41,640	36,678
Accumulated other comprehensive loss	(17,782)	(21,615)
Total stockholders' equity	$ 68,834	$ 60,039

Total liabilities and stockholders' equity	$ 1,008,063	$ 969,371

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Interest Income	2024	2023	2024	2023
Loans	$ 9,004	$ 7,990	$ 25,375	$ 23,251
Securities
US Government and agency obligations	369	321	1,068	962
Mortgage backed securities	442	435	1,974	1,255
Municipals - taxable	298	286	872	853
Municipals - tax exempt	18	18	55	55
Dividends	12	8	59	49
Corporates	136	139	407	423
Interest bearing deposits	303	134	628	375
Federal Funds sold	981	812	2,569	1,601
Total interest income	11,563	10,143	33,007	28,824

Interest Expense
Deposits
NOW, money market savings	1,487	894	4,145	1,916
Time deposits	2,375	1,683	6,731	3,918
FHLB borrowings	-	-	-	31
Finance leases	18	22	58	66
Other borrowings	92	98	278	297
Capital notes	82	82	245	245
Total interest expense	4,054	2,779	11,457	6,473

Net interest income	7,509	7,364	21,550	22,351

Provison for (recovery of) credit losses	92	(164)	(584)	(278)

Net interest income after recovery of provision for credit losses	7,417	7,528	22,134	22,629

Noninterest income
Gain on sales of loans held for sale	1,326	989	3,526	3,065
Service charges, fees and commissions	991	1,004	2,930	2,942
Wealth management fees	1,244	1,050	3,583	3,098
Life insurance income	189	139	531	405
Gain on sales and calls of securities, net	42	-	82	-
Other	31	19	669	179

Total noninterest income	3,823	3,201	11,321	9,689

Noninterest expenses
Salaries and employee benefits	4,920	4,683	14,256	13,296
Occupancy	514	458	1,493	1,389
Equipment	640	501	1,879	1,813
Supplies	131	118	397	399
Professional	718	682	2,214	2,075
Data processing	764	689	2,263	2,079
Marketing	220	204	481	683
Credit	190	218	612	623
Other real estate, net	-	3	-	36
FDIC insurance	94	126	329	321
Amortization of intangibles	140	46	420	420
Other	445	412	1,258	957
Total noninterest expenses	8,776	8,140	25,602	24,091

See accompanying notes to these consolidated financial statements

Income before income taxes	2,464	2,589	7,853	8,227

Income tax expense	474	511	1,527	1,631

Net Income	$ 1,990	$ 2,078	$ 6,326	$ 6,596

Weighted average shares outstanding - basic and diluted	4,543,338	4,543,338	4,543,338	4,568,789

Earnings per common share - basic and diluted	$ 0.44	$ 0.46	$ 1.39	$ 1.44

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(dollar amounts in thousands) (unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Net Income	$ 1,990	$ 2,078	$ 6,326	$ 6,596
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	7,120	(5,462)	4,934	(3,794)
Tax effect	(1,496)	1,147	(1,036)	797
Reclassification adjustment for net gains included in net income	(42)	-	(82)	-
Tax effect	9	-	17	-
Other comprehensive income (loss), net of tax	5,591	(4,315)	3,833	(2,997)

Comprehensive income (loss)	$ 7,581	$ (2,237)	$ 10,159	$ 3,599

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollar amounts in thousands) (unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net Income	$ 6,326	$ 6,596

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	972	1,079
Net amortization and accretion of premiums and discounts on securities	506	(579)
Amortization of debt issuance costs	4	10
Net gain on sales of available-for-sale securities	(82)	-
Gain on sales of loans held for sale	(3,526)	(3,065)
Proceeds from sales of loans held for sale	146,880	126,245
Origination of loans held for sale	(145,335)	(124,082)
Recovery of provision for credit losses	(584)	(278)
Loss on sale of other real estate owned	-	3
Impairment of other real estate owned	-	23
Amortization of intangibles	420	420
Bank owned life insurance income	(531)	(405)
Loss on disposition of equipment	-	2
Decrease in interest receivable	138	29
Decrease (increase) in other assets	(134)	(154)
Increase in interest payable	278	292
Increase (decrease) in other liabilities	1,291	(167)

Net cash provided by operating activities	$ 6,623	$ 5,969

Cash flows from investing activities
Purchases of securities available-for-sale	$ (15,122)	$ (8,166)
Proceeds from maturities, calls and paydowns of securities available-for-sale	13,305	8,775
Proceeds from sale of securities available-for-sale	30,298	-
Purchase of bank owned life insurance	(599)	(1,800)
Purchase of Federal Home Loan Bank stock	(29)	(154)
Purchase of correspondent bank stock	(251)	-
Proceeds from sale of other real estate owned	-	540
Origination of loans, net of principal collected	(24,697)	4,814
Purchases of premises and equipment	(2,209)	(1,478)

Net cash provided by investing activities	$ 696	$ 2,531

Cash flows from financing activities
Net increase in deposits	$ 29,151	$ 32,065
Principal payments on finance lease obligations	(291)	(274)
Principal payments on other borrowings	(446)	(427)
Repurchase of common stock	-	(997)
Dividends paid to common stockholders	(1,364)	(1,100)

Net cash provided by financing activities	$ 27,050	$ 29,267

Increase in cash and cash equivalents	34,369	37,767

Cash and cash equivalents at beginning of period	$ 74,838	$ 61,762

Cash and cash equivalents at end of period	$ 109,207	$ 99,529

Supplemental schedule of noncash investing and financing activities
Noncash transactions
Fair value adjustment for securities available-for-sale	$ 4,852	$ (3,793)

Supplemental disclosures of cash flow information
Cash transactions
Cash paid for interest	$ 11,179	$ 6,181
Cash paid for income taxes	1,300	1,465

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2024 and 2023

(dollars in thousands, except per share amounts) (unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	Loss	Total
Balance at December 31, 2022	4,628,657	$ 9,905	$ 36,068	$ 31,034	$ (26,781)	$ 50,226

Adoption of ASU 2016-13	-	-	-	(1,599)	-	(1,599)

Net Income	-	-	-	1,984	-	1,984

Dividends paid on common stock ($0.08 per share)	-	-	-	(370)	-	(370)

Repurchase of common stock	(68,619)	(147)	(666)	-	-	(813)

Other comprehensive income	-	-	-	-	2,583	2,583

Balance at March 31, 2023	4,560,038	$ 9,758	$ 35,402	$ 31,049	$ (24,198)	$ 52,011

Net Income	-	-	-	2,534	-	2,534

Dividends paid on common stock ($0.08 per share)	-	-	-	(364)	-	(364)

Repurchase of common stock	(16,700)	(35)	(149)	-	-	(184)

Other comprehensive loss	-	-	-	-	(1,265)	(1,265)

Balance at June 30, 2023	4,543,338	$ 9,723	$ 35,253	$ 33,219	$ (25,463)	$ 52,732

Net Income	-	-	-	2,078	-	2,078

Dividends paid on common stock ($0.08 per share)	-	-	-	(366)	-	(366)

Other comprehensive loss	-	-	-	-	(4,315)	(4,315)

Balance at September 30, 2023	4,543,338	$ 9,723	$ 35,253	$ 34,931	$ (29,778)	$ 50,129

Balance at December 31, 2023	4,543,338	$ 9,723	$ 35,253	$ 36,678	$ (21,615)	$ 60,039

Net Income	-	-	-	2,188	-	2,188

Dividends paid on common stock ($0.10 per share)	-	-	-	(453)	-	(453)

Other comprehensive loss	-	-	-	-	(1,336)	(1,336)

See accompanying notes to these consolidated financial statements

Balance at March 31, 2024	4,543,338	$ 9,723	$ 35,253	$ 38,413	$ (22,951)	$ 60,438

Net Income	-	-	-	2,148	-	2,148

Dividends paid on common stock ($0.10 per share)	-	-	-	(457)	-	(457)

Other comprehensive loss	-	-	-	-	(422)	(422)

Balance at June 30, 2024	4,543,338	$ 9,723	$ 35,253	$ 40,104	$ (23,373)	$ 61,707

Net Income	-	-	-	1,990	-	1,990

Dividends paid on common stock ($0.10 per share)	-	-	-	(454)	-	(454)

Other comprehensive income	-	-	-	-	5,591	5,591

Balance at September 30, 2024	4,543,338	9,723	35,253	41,640	(17,782)	68,834

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

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023 in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2023. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2023 included in Financial’s Annual Report on Form 10-K. Results for the three and nine month periods ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit losses in the Consolidated Statements of Income. The Company did not have an allowance for credit losses on held-to-maturity securities as of September 30, 2024 or upon adoption of ASC 326.

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

Changes in the allowance for credit loss are recorded as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2024, there was no allowance for credit loss related to the available-for-sale portfolio.

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

Accrued Interest Receivable

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the allowance for credit losses for both loans and held-to-maturity securities, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest totaled approximately $1.66 million and $1.70 million on loans. Accrued interest receivable on available-for-sale and held-to-maturity securities totaled approximately $1.04 million and $1.15 million at September 30, 2024 and December 31, 2023, respectively, and was excluded from the estimate of credit losses.

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

Note 3 – Earnings Per Common Share (EPS)

The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net income	$ 1,990	$ 2,078	$ 6,326	$ 6,596

Weighted average number of shares outstanding - basic and diluted	4,543,338	4,543,338	4,543,338	4,568,789

Earnings per common share - basic and diluted	$ 0.44	$ 0.46	$ 1.39	$ 1.44

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

At the annual meeting of shareholders held on May 15, 2018, the shareholders approved the Bank of the James Financial Group, Inc. 2018 Equity Incentive Plan (the “2018 Incentive Plan”). The 2018 Incentive Plan permits the issuance of up to 250,000 shares of common stock (as may be adjusted for stock dividends, stock splits, mergers, recapitalizations, and certain other transactions) for awards to key employees of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock awards and performance units. The Company did not make any grants or awards under the 2018 Incentive Plan in either 2023 or the first nine months of 2024. As of September 30, 2024 and 2023 there were no grants or awards outstanding under the 2018 Incentive Plan.

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

The below tables summarize the Company’s financial assets that were measured at fair value on a recurring basis during the period.

		Carrying Value at September 30, 2024 (in thousands)
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	Sept 30,	Identical Assets	Inputs	Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
US agency obligations	$ 70,217	$ -	$ 70,217	$ -
Mortgage-backed securities	64,697	-	64,697	-
Municipals	43,380	-	43,380	-
Corporates	14,175	-	14,175	-

Total available-for-sale securities	$ 192,469	$ -	$ 192,469	$ -
IRLCs - asset	156	-	-	156
Total assets at fair value	$ 192,625	$ -	$ 192,469	$ 156

		Carrying Value at December 31, 2023 (in thousands)
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	Dec 31,	Identical Assets	Inputs	Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
US Treasuries	$ 4,947	$ -	$ 4,947	$ -
US agency obligations	60,955	-	60,955	-
Mortgage-backed securities	95,079	-	95,079	-
Municipals	40,789	-	40,789	-
Corporates	14,740	-	14,740	-

Total available-for-sale securities	$ 216,510	$ -	$ 216,510	$ -
IRLCs - asset	129	-	-	129
Total assets at fair value	$ 216,639	$ -	$ 216,510	$ 129

Note 5 – Fair Value Measurements (continued)

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 Fair Value Measurements for September 30, 2024
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
IRLCs – asset	$156	Market approach	Range of pull through rate	70% - 100% (85%)

(1)    Weighted based on the relative value of the instruments

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2023
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
IRLCs - asset	$129	Market approach	Range of pull through rate	70% - 100% (85%)

(1)    Weighted based on the relative value of the instruments

Fair Value on a Non-recurring Basis

Collateral Dependent Loans with an ACLL

In accordance with ASC 326, the Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The Company reevaluates the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice. Because we had no collateral dependent loans with an ACLL, no nonrecurring fair value adjustments were recorded on these loans during the period ended September 30, 2024.

Loans Held for Sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended September 30, 2024. Gains and losses on the sale of loans are recorded within gain on sales of loans held for sale on the Consolidated Statements of Income.

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

There was no OREO as of both September 30, 2024 and December 31, 2023. Because we did not have OREO, no nonrecurring fair value adjustments were recorded for OREO during the period ended September 30, 2024.

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

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments and their placement in the fair value hierarchy at September 30, 2024 and December 31, 2023 was as follows (in thousands):

		Fair Value Measurements at September 30, 2024 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$ 22,692	$ 22,692	$ -	$ -	$ 22,692
Federal funds sold	86,515	86,515	-	-	86,515
Securities
Available-for-sale	192,469	-	192,469	-	192,469
Held-to-maturity, net	3,610	-	3,328	-	3,328
Restricted stock	1,821	-	1,821	-	1,821
Loans, net (1)	627,112	-	-	606,464	606,464
Loans held for sale	3,239	-	3,239	-	3,239
Interest receivable	2,697	-	2,697	-	2,697
Cash value - bank owned life insurance	22,716	-	22,716	-	22,716
Derivatives - IRLCs	156	-	-	156	156

Liabilities
Deposits	$ 907,610	$ -	$ 839,366	$ -	$ 839,366
Capital notes	10,046	-	9,989	-	9,989
Other borrowings	9,444	-	9,481	-	9,481
Interest payable	758	-	758	-	758

		Fair Value Measurements at December 31, 2023 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$ 25,613	$ 25,613	$ -	$ -	$ 25,613
Federal funds sold	49,225	49,225	-	-	49,225
Securities
Available-for-sale	216,510	-	216,510	-	216,510
Held-to-maturity	3,622	-	3,231	-	3,231
Restricted stock	1,541	-	1,541	-	1,541
Loans, net (1)	601,921	-	-	566,655	566,655
Loans held for sale	1,258	-	1,258	-	1,258
Interest receivable	2,835	-	2,835	-	2,835
Cash value - bank owned life insurance	21,586	-	21,586	-	21,586
Derivatives - IRLCs	129	-	-	129	129

Liabilities
Deposits	$ 878,459	$ -	$ 876,846	$ -	$ 876,846
Capital notes	10,042	-	9,854	-	9,854
Other borrowings	9,890	-	9,861	-	9,861
Interest payable	480	-	480	-	480

(1) Carrying amount is net of unearned income and the ACLL.

Note 6 – Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30, 2024
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$3,610	$—	$(282)	$3,328

Available-for-sale
U.S. agency obligations	$75,352	$274	$(5,409)	$70,217
Mortgage-backed securities	72,395	61	(7,759)	64,697
Municipals	51,718	56	(8,394)	43,380
Corporates	15,513	—	(1,338)	14,175

	$214,978	$391	$(22,900)	$192,469

	December 31, 2023
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$3,622	$—	$(391)	$3,231

Available-for-sale
U.S. Treasuries	$4,985	$—	$(38)	$4,947
U.S. agency obligations	68,515	—	(7,560)	60,955
Mortgage-backed securities	103,992	608	(9,521)	95,079
Municipals	50,856	—	(10,067)	40,789
Corporates	15,523	—	(783)	14,740

	$243,871	$608	$(27,969)	$216,510

Note 6 – Securities (continued)

The following tables summarize the fair value of securities available-for-sale as of September 30, 2024 and as of December 31, 2023 and the corresponding amounts of unrealized losses. Management uses the valuation as of month-end in determining when securities are in an unrealized loss position (amounts in thousands):

September 30, 2024	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. agency obligations	$—	$—	$62,867	$5,409	$62,867	$5,409
Mortgage-backed securities	3,073	38	58,764	7,721	61,837	7,759
Municipals	—	—	42,379	8,394	42,379	8,394
Corporates	7,310	689	6,865	649	14,175	1,338

	$10,383	$727	$170,875	$22,173	$181,258	$22,900

December 31, 2023	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	—	—	4,947	38	4,947	38
U.S. agency obligations	—	—	60,955	7,560	60,955	7,560
Mortgage-backed securities	—	—	62,242	9,521	62,242	9,521
Municipals	1,799	25	38,990	10,042	40,789	10,067
Corporates	—	—	6,740	783	6,740	783

	$1,799	$25	$173,874	$27,944	$175,673	$27,969

As of September 30, 2024, the Company owned 121 securities in an unrealized loss position. Of the securities, 28 were S&P rated AAA, 81 were rated AA, three were rated A, three were rated BBB, and six were non-rated. As of September 30, 2024, 53 of these securities were municipal issues, 55 were backed directly or indirectly by the U.S. government, and 13 were issues of publicly traded domestic corporations. The Company monitors its municipal and corporate securities by periodically reviewing the issuer’s cash-flow and revenue streams, as well as other economic factors that could affect the issuer’s ability to service and/or repay the debt.

The Company has evaluated available-for-sale securities in an unrealized loss position for credit related impairment at September 30, 2024 and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuers to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments before recovery of its amortized cost basis, nor is it likely that management will be required to sell the securities. As such, there was not an allowance for credit losses on available-for-sale securities at September 30, 2024.

The Company’s held-to-maturity portfolio is covered by the explicit or implied guarantee of the United States government or one of its agencies and rated investment grade or higher. As a result, the Company did not have an allowance for credit losses on held-to-maturity securities as of September 30, 2024 or December 31, 2023.

All held-to-maturity and available-for-sale securities were current with no securities past due or on nonaccrual as of September 30, 2024.

Note 6 – Securities (continued)

Sales of available-for-sale securities were $8,754,000 and $30,298,000 during the three and nine months ended September 30, 2024, which resulted in a net gain of $42,000 and $82,000 for the three and nine months ended September 30, 2024. There were no sales of available-for-sale securities during the three and nine months ended September 30, 2023. As of September 30, 2024, the Company had $46,865,000 (book value) pledged as collateral for public deposits.

The amortized costs and fair values of securities at September 30, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment Portfolio Maturities (in thousands):	September 30, 2024
	Amortized
	Costs	Fair Value
Held-to-maturity:
Due in one year or less	$ -	$ -
Due after one year through five years	-	-
Due after five years through ten years	2,420	2,270
Due after ten years	1,190	1,058

Total securities Held-to-maturity	$ 3,610	$ 3,328

	Amortized
	Costs	Fair Value
Available-for-sale:
Due in one year or less	$ 14,520	$ 14,309
Due after one year through five years	40,249	37,643
Due after five years through ten years	61,910	55,795
Due after ten years	98,299	84,722

Total securities Available-for-sale	$ 214,978	$ 192,469

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

Information about reportable business segments and reconciliation of such information to the consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 was as follows (dollars in thousands):

Note 7 – Business Segments (continued)

Business Segments
			Investment
	Community		Advisory
	Banking	Mortgage	Services	Total
For the three months ended September 30, 2024
Net interest income	$ 7,509	$ -	$ -	$ 7,509
Provision for credit losses	92	-	-	92
Net interest income after recovery of provision for credit losses	7,417	-	-	7,417
Noninterest income	1,034	1,326	1,463	3,823
Noninterest expenses	7,029	967	780	8,776
Income before income taxes	1,422	359	683	2,464
Income tax expense	255	76	143	474
Net income	$ 1,167	$ 283	$ 540	$ 1,990
Total assets	$ 993,406	$ 3,714	$ 10,943	$ 1,008,063

For the three months ended September 30, 2023
Net interest income	$ 7,364	$ -	$ -	$ 7,364
Recovery of provision for credit losses	(164)	-	-	(164)
Net interest income after recovery of provision for credit losses	7,528	-	-	7,528
Noninterest income	1,162	989	1,050	3,201
Noninterest expenses	6,661	1,073	406	8,140
Income (loss) before income taxes	2,029	(84)	644	2,589
Income tax expense (benefit)	393	(17)	135	511
Net income (loss)	$ 1,636	$ (67)	$ 509	$ 2,078
Total assets	$ 945,407	$ 3,781	$ 11,699	$ 960,887

			Investment
	Community		Advisory
	Banking	Mortgage	Services	Total
For the nine months ended September 30, 2024
Net interest income	$ 21,550	$ -	$ -	$ 21,550
Recovery of provision for credit losses	(584)	-	-	(584)
Net interest income after recovery of provision for credit losses	22,134	-	-	22,134
Noninterest income	4,212	3,526	3,583	11,321
Noninterest expenses	20,815	2,785	2,002	25,602
Income before income taxes	5,531	741	1,581	7,853
Income tax expense	1,039	156	332	1,527
Net income	$ 4,492	$ 585	$ 1,249	$ 6,326
Total assets	$ 993,406	$ 3,714	$ 10,943	$ 1,008,063

For the nine months ended September 30, 2023
Net interest income	$ 22,351	$ -	$ -	$ 22,351
Recovery of provision for credit losses	(278)	-	-	(278)
Net interest income after recovery of provision for credit losses	22,629	-	-	22,629
Noninterest income	3,526	3,065	3,098	9,689
Noninterest expenses	19,751	2,705	1,635	24,091
Income before income taxes	6,404	360	1,463	8,227
Income tax expense	1,248	76	307	1,631
Net income	$ 5,156	$ 284	$ 1,156	$ 6,596
Total assets	$ 945,407	$ 3,781	$ 11,699	$ 960,887

Note 8 – Loans and allowance for credit losses

On January 1, 2023, the Company adopted the amendments within ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures.

The Company’s primary portfolio segments align with the methodology applied in estimating the allowance for credit losses under CECL and are reflected as such in the disclosures as of and for the period ended September 30, 2024 as provided below. Management determined after the adoption of CECL that the classifications set forth below were appropriate for use in identifying and managing risk in the loan portfolio.

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

Note 8 – Loans and allowance for credit losses (continued)

A summary of loans, net of deferred costs of $624 and $961 as of September 30, 2024 and December 31, 2023, respectively, is as follows (dollars in thousands):

	As of	As of
	September 30, 2024	December 31, 2023
Commercial	$ 60,342	$ 65,324
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	143,791	131,519
Commercial Mortgages-Non-Owner Occupied	189,977	175,344
Commercial Construction/Land	22,358	21,966
Consumer:
Consumer Open-End	47,919	50,282
Consumer Closed-End	27,171	26,235
Residential:
Residential Mortgages	114,989	106,990
Residential Consumer Construction/Land	27,643	31,673

Total loans	$ 634,190	$ 609,333

Less allowance for credit losses	7,078	7,412

Net loans	$ 627,112	$ 601,921

The following table presents the amortized cost basis of collateral dependent loans by loan segment:

Collateral Dependent Loans	September 30, 2024
(dollars in thousands)	Business/Other Assets	Real Estate
Commercial	$ 3,866	$ -
Commercial Real Estate	-	8,409
Consumer	-	605
Residential	-	1,261
Total	$ 3,866	$ 10,275

Collateral Dependent Loans	December 31, 2023
(dollars in thousands)	Business/Other Assets	Real Estate
Commercial	$ 313	$ -
Commercial Real Estate	-	3,566
Consumer	-	329
Residential	-	1,105
Total	$ 313	$ 5,000

The following tables present the activity in the allowance for credit losses for the three and nine month periods ended and the distribution of the allowance by segment as of September 30, 2024 and 2023.

Note 8 – Loans and allowance for credit losses (continued)

	Allowance for Credit Losses
	(dollars in thousands)
	As of and For the Three Months Ended September 30, 2024
		Commercial
2024	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:
Beginning Balance, June 30, 2024	$ 606	$ 3,748	$ 897	$ 1,700	$ 6,951
Charge-Offs	-	-	-	-	-
Recoveries	1	2	18	-	21
Provision for (recovery of)	(118)	165	(17)	76	106
Ending Balance, September 30, 2024	$ 489	$ 3,915	$ 898	$ 1,776	$ 7,078

	As of and For the Nine Months Ended September 30, 2024
	(dollars in thousands)
		Commercial
2024	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:

Beginning Balance, December 31, 2023	$ 514	$ 3,985	$ 1,093	$ 1,820	$ 7,412
Charge-Offs	(8)	-	(76)	-	(84)
Recoveries	199	6	38	1	244
Recovery of	(216)	(76)	(157)	(45)	(494)
Ending Balance, September 30, 2024	$ 489	$ 3,915	$ 898	$ 1,776	$ 7,078

	Allowance for Credit Losses
	(dollars in thousands)
	As of and For the Three Months Ended September 30, 2023
		Commercial
2023	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:

Beginning Balance, June 30, 2023	$ 571	$ 4,052	$ 1,161	$ 1,802	$ 7,586
Charge-Offs	(120)	-	(24)	-	(144)
Recoveries	2	1	3	2	8
Provision for (recovery of)	59	(90)	(34)	(65)	(130)
Ending Balance, September 30, 2023	$ 512	$ 3,963	$ 1,106	$ 1,739	$ 7,320

	As of and For the Nine Months Ended September 30, 2023
	(dollars in thousands)
		Commercial
2023	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:

Beginning Balance, December 31, 2022	$ 1,102	$ 2,902	$ 904	$ 1,351	$ 6,259
Adoption of ASU 2016-13	(526)	1,157	257	357	1,245
Charge-Offs	(137)	-	(56)	(3)	(196)
Recoveries	50	91	42	17	200
Provision for (recovery of)	23	(187)	(41)	17	(188)
Ending Balance, September 30, 2023	$ 512	$ 3,963	$ 1,106	$ 1,739	$ 7,320

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

Note 8 – Loans and allowance for credit losses (continued)

The table below details the amortized cost of the classes of loans by credit quality indicator and year of origination as of September 30, 2024.

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial:
Risk Rating
Pass	$ 8,413	$ 3,897	$ 3,677	$ 7,693	$ 1,419	$ 13,805	$ 16,780	$ 29	$ 55,713
Special Mention	68	-	45	84	121	2	384	-	704
Substandard	-	933	14	220	-	106	2,477	175	3,925
Total	$ 8,481	$ 4,830	$ 3,736	$ 7,997	$ 1,540	$ 13,913	$ 19,641	$ 204	$ 60,342

Commercial Real Estate:
Commercial Mort. - Owner Occupied
Risk Rating
Pass	$ 20,272	$ 9,132	$ 21,849	$ 40,684	$ 7,271	$ 36,987	$ 826	$ 155	$ 137,176
Special Mention	-	-	-	-	-	700	-	-	700
Substandard	-	93	-	2,945	44	2,833	-	-	5,915
Total	$ 20,272	$ 9,225	$ 21,849	$ 43,629	$ 7,315	$ 40,520	$ 826	$ 155	$ 143,791

Commercial Mort. - Non-Owner Occupied
Risk Rating
Pass	$ 32,420	$ 12,360	$ 49,899	$ 27,855	$ 9,828	$ 50,634	$ 5,808	$ -	$ 188,804
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	1,173	-	-	-	1,173
Total	$ 32,420	$ 12,360	$ 49,899	$ 27,855	$ 11,001	$ 50,634	$ 5,808	$ -	$ 189,977

Commercial Construction/Land
Risk Rating
Pass	$ 3,906	$ 2,804	$ 774	$ 9,577	$ 2,035	$ 1,038	$ 904	$ -	$ 21,038
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	957	363	-	-	-	-	1,320
Total	$ 3,906	$ 2,804	$ 1,731	$ 9,940	$ 2,035	$ 1,038	$ 904	$ -	$ 22,358

Consumer:
Consumer - Open-End
Risk Rating
Pass	$ -	$ -	$ -	$ -	$ -	$ -	$ 46,021	$ 1,471	$ 47,492
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	427	-	427
Total	$ -	$ -	$ -	$ -	$ -	$ -	$ 46,448	$ 1,471	$ 47,919

Consumer - Closed-End
Risk Rating
Pass	$ 4,413	$ 4,757	$ 9,907	$ 426	$ 434	$ 6,795	$ -	$ -	$ 26,732
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	38.00	-	209	-	-	192	-	-	439
Total	$ 4,451	$ 4,757	$ 10,116	$ 426	$ 434	$ 6,987	$ -	$ -	$ 27,171

Residential:
Residential Mortgages
Risk Rating
Pass	$ 17,828	$ 24,198	$ 23,223	$ 9,166	$ 8,551	$ 30,003	$ -	$ -	$ 112,969
Special Mention	-	-	-	-	-	398	-	-	398
Substandard	-	-	270	-	103	1,249	-	-	1,622
Total	$ 17,828	$ 24,198	$ 23,493	$ 9,166	$ 8,654	$ 31,650	$ -	$ -	$ 114,989

Residential Consumer Constr./Land
Risk Rating
Pass	$ 9,853	$ 8,854	$ 2,908	$ 1,201	$ 859	$ 3,968	$ -	$ -	$ 27,643
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total	$ 9,853	$ 8,854	$ 2,908	$ 1,201	$ 859	$ 3,968	$ -	$ -	$ 27,643

Totals:
Risk Rating
Pass	$ 97,105	$ 66,002	$ 112,237	$ 96,602	$ 30,397	$ 143,230	$ 70,339	$ 1,655	$ 617,567
Special Mention	68	-	45	84	121	1,100	384	-	1,802
Substandard	38	1,026	1,450	3,528	1,320	4,380	2,904	175	14,821
Total	$ 97,211	$ 67,028	$ 113,732	$ 100,214	$ 31,838	$ 148,710	$ 73,627	$ 1,830	$ 634,190

Note 8 – Loans and allowance for credit losses (continued)

The table below details the amortized cost of the classes of loans by credit quality indicator and year of origination as of December 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial
Risk Rating
Pass	$ 6,086	$ 4,559	$ 9,091	$ 6,067	$ 2,754	$ 18,429	$ 17,302	$ 39	$ 64,327
Special Mention	100	-	-	132	-	-	382	-	614
Substandard	-	18	51	-	6	127	-	181	383
Total	$ 6,186	$ 4,577	$ 9,142	$ 6,199	$ 2,760	$ 18,556	$ 17,684	$ 220	$ 65,324

Commercial Real Estate:
Commercial Mort. - Owner Occupied
Risk Rating
Pass	$ 10,260	$ 23,120	$ 45,838	$ 7,972	$ 8,988	$ 31,254	$ 1,471	$ 159	$ 129,062
Special Mention	-	-	-	-	-	456	-	-	456
Substandard	94	-	-	45	283	1,579	-	-	2,001
Total	$ 10,354	$ 23,120	$ 45,838	$ 8,017	$ 9,271	$ 33,289	$ 1,471	$ 159	$ 131,519

Commercial Mort. - Non-Owner Occupied
Risk Rating
Pass	$ 13,069	$ 52,341	$ 35,419	$ 10,210	$ 4,397	$ 52,583	$ 6,152	$ -	$ 174,171
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	1,173	-	-	-	-	1,173
Total	$ 13,069	$ 52,341	$ 35,419	$ 11,383	$ 4,397	$ 52,583	$ 6,152	$ -	$ 175,344

Commercial Construction/Land
Risk Rating
Pass	$ 1,848	$ 3,157	$ 9,869	$ 2,842	$ 628	$ 463	$ 2,768	$ -	$ 21,575
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	391	-	-	-	-	-	391
Total	$ 1,848	$ 3,157	$ 10,260	$ 2,842	$ 628	$ 463	$ 2,768	$ -	$ 21,966

Consumer:
Consumer - Open-End
Risk Rating
Pass	$ -	$ -	$ -	$ -	$ -	$ -	$ 48,576	$ 1,466	$ 50,042
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	240	-	240
Total	$ -	$ -	$ -	$ -	$ -	$ -	$ 48,816	$ 1,466	$ 50,282

Consumer - Closed-End
Risk Rating
Pass	$ 5,587	$ 11,121	$ 588	$ 529	$ 7,647	$ 601	$ -	$ -	$ 26,073
Special Mention	-	-	-	14	-	-	-	-	14
Substandard	-	-	-	-	32	116	-	-	148
Total	$ 5,587	$ 11,121	$ 588	$ 543	$ 7,679	$ 717	$ -	$ -	$ 26,235

Residential:
Residential Mortgages
Risk Rating
Pass	$ 26,854	$ 24,740	$ 10,220	$ 9,007	$ 7,161	$ 25,935	$ -	$ -	$ 103,917
Special Mention	-	-	-	-	-	1,687	-	-	1,687
Substandard	-	-	-	105	54	1,227	-	-	1,386
Total	$ 26,854	$ 24,740	$ 10,220	$ 9,112	$ 7,215	$ 28,849	$ -	$ -	$ 106,990

Residential Consumer Construction/Land
Risk Rating
Pass	$ 10,762	$ 11,341	$ 3,821	$ 1,414	$ 1,896	$ 2,417	$ -	$ -	$ 31,651
Special Mention	-	-	22	-	-	-	-	-	22
Substandard	-	-	-	-	-	-	-	-	-
Total	$ 10,762	$ 11,341	$ 3,843	$ 1,414	$ 1,896	$ 2,417	$ -	$ -	$ 31,673

Totals:
Risk Rating
Pass	$ 74,466	$ 130,379	$ 114,846	$ 38,041	$ 33,471	$ 131,682	$ 76,269	$ 1,664	$ 600,818
Special Mention	100	-	22	146	-	2,143	382	-	2,793
Substandard	94	18	442	1,323	375	3,049	240	181	5,722
Total	$ 74,660	$ 130,397	$ 115,310	$ 39,510	$ 33,846	$ 136,874	$ 76,891	$ 1,845	$ 609,333

Note 8 – Loans and allowance for credit losses (continued)

The following table details the current period gross charge-offs of loans by year of origination as of September 30, 2024 and December 31, 2023.

Current Period Gross Charge-Offs by Origination Year (in thousands)

As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total	Revolving Loans Converted to Term
Commercial	$ -	$ 8	$ -	$ -	$ -	$ -	$ -	$ 8	$ -
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Construction/Land	-	-	-	-	-	-	-	-	-
Consumer:
Consumer Open-End	-	-	-	-	-	2	-	2	-
Consumer Closed-End	-	-	74	-	-	-	-	74	-
Residential:
Residential Mortgages	-	-	-	-	-	-	-	-	-
Residential Consumer Construction/Land	-	-	-	-	-	-	-	-	-

Total	$ -	$ 8	$ 74	$ -	$ -	$ 2	$ -	$ 84	$ -

As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total	Revolving Loans Converted to Term
Commercial	$ -	$ -	$ -	$ 17	$ -	$ 132	$ -	$ 149	$ -
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Construction/Land	-	-	-	-	-	-	-	-	-
Consumer:
Consumer Open-End	-	-	-	-	-	6	7	13	-
Consumer Closed-End	19	33	19	-	-	-	-	71	-
Residential:
Residential Mortgages	-	-	-	-	-	3	-	3	-
Residential Consumer Construction/Land	-	-	-	-	-	-	-	-	-

Total	$ 19	$ 33	$ 19	$ 17	$ -	$ 141	$ 7	$ 236	$ -

Note 8 – Loans and allowance for credit losses (continued)

The following tables present nonaccrual information by class of loans as of September 30, 2024 and December 31, 2023.

Loans on Nonaccrual Status

(dollars in thousands)

	September 30, 2024
	Nonaccrual Loans
	With No Allowance	With an Allowance	Total
Commercial	$ 399	$ -	$ 399
Commercial Real Estate:
Commercial Construction/Land	363	-	363
Consumer:
Consumer Closed-End	263	-	263
Residential Mortgages	270	-	270
Total	$ 1,295	$ -	$ 1,295

	December 31, 2023
	Nonaccrual Loans
	With No Allowance	With an Allowance	Total
Commercial Real Estate:
Commercial Construction/Land	$ 391	-	$ 391

Note 8 – Loans and allowance for credit losses (continued)

The following tables present an aging analysis of the loan portfolio by class and past due as of September 30, 2024 and December 31, 2023:

Age Analysis of Past Due Loans as of September 30, 2024
							Recorded
			Greater				Investment
2024	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$56	$—	$—	$56	$60,286	$60,342	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	93	—	—	93	143,698	143,791	—
Commercial Mortgages-Non-Owner Occupied	—	—	—	—	189,977	189,977	—
Commercial Construction/Land	—	—	—	—	22,358	22,358	—
Consumer:
Consumer Open-End	—	—	—	—	47,919	47,919	—
Consumer Closed-End	—	76	125	201	26,970	27,171	—
Residential:
Residential Mortgages	438	202	99	739	114,250	114,989	—
Residential Consumer Construction/Land	—	4	—	4	27,639	27,643	—
Total	$587	$282	$224	$1,093	$633,097	$634,190	$—

Age Analysis of Past Due Loans as of December 31, 2023
							Recorded
2023			Greater				Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$—	$—	$—	$—	$65,324	$65,324	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	91	—	—	91	131,428	131,519	—
Commercial Mortgages-Non-Owner Occupied	—	—	—	—	175,344	175,344	—
Commercial Construction/Land	—	—	—	—	21,966	21,966	—
Consumer:
Consumer Open-End	357	—	—	357	49,925	50,282	—
Consumer Closed-End	126	89	—	215	26,020	26,235	—
Residential:
Residential Mortgages	396	—	—	396	106,594	106,990	—
Residential Consumer Construction/Land	—	—	—	—	31,673	31,673	—
Total	$970	$89	$—	$1,059	$608,274	$609,333	$—

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

There were no loan modifications to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 or September 30, 2023. As of September 30, 2024, no previously modified loans have defaulted in the last twelve months.

ACL on Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $575,000 at September 30, 2024, is separately classified within Other Liabilities on the Consolidated Balance Sheets.

The following table presents the balance and activity in the ACL for unfunded commitments for the three and nine months ended September 30, 2024 and 2023:

Allowance for Credit Losses on Unfunded Commitments (in thousands)
Balance, June 30, 2024	$ 589
Recovery of credit losses	(14)
Balance September 30, 2024	$ 575

Balance, December 31, 2023	$ 665
Recovery of credit losses	(90)
Balance September 30, 2024	$ 575

Balance, June 30, 2023	$ 723
Recovery of credit losses	(33)
Balance September 30, 2023	$ 690

Balance, December 31, 2022	$ -
Adoption of ASU 2016-13	779
Recovery of credit losses	(89)
Balance September 30, 2023	$ 690

Note 8 – Loans and allowance for credit losses (continued)

Other Real Estate Owned

We also classify other real estate owned (OREO) as a nonperforming asset. OREO represents real property owned by the Bank which was acquired through purchase at foreclosure or from the borrower through a deed in lieu of foreclosure. There were no OREO properties on September 30, 2024 and December 31, 2023. The following table represents the changes in OREO balance during the nine months ended September 30, 2024 and year ended December 31, 2023.

OREO Changes
	Nine Months Ended	Year Ended
(in thousands)	September 30, 2024	December 31, 2023
Balance at the beginning of the year	$—	$566
Transfers from Loans	—	—
Capitalized costs	—	—
Valuation adjustments	—	(23)
Sales proceeds	—	(540)
Loss on sales	—	(3)
Balance at the end of the year	$—	$—

At September 30, 2024 and December 31, 2023, the Company had no consumer mortgage loans secured by residential real estate for which foreclosure was in process. The Company held no residential real estate properties in other real estate owned as of September 30, 2024 and December 31, 2023.

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

In July 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718)”. This ASU amends the FASB Accounting Standards Codification for SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. ASU 2023-03 is effective upon addition to the FASB Codification. The adoption of ASU 2023-03 has not had a material impact on The Company’s consolidated financial statements.

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

Management has reviewed events occurring through the date the financial statements were available to be issued and no other subsequent events occurred requiring accrual or that require disclosure and have not been disclosed in the footnotes to the Company's unaudited consolidated financial statements as of September 30, 2024.

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

The allowance for credit losses (ACLL) is management’s estimate of the probable losses expected in our loan portfolio and held-to-maturity securities portfolio. With the exception of loans related to agriculture, the Company is utilizing a discounted cash flow model to estimate its current expected credit losses in our loan portfolio. Actual losses could differ significantly from the historical factors that we use in estimating risk. For information on the Company's policies on the ACLL please refer to Note 2 – “Allowance for Credit Losses - Loans” in the Company’s Form 10-K for the year ended December 31, 2023. See “Management Discussion and Analysis Results of Operations – Allowance and Provision for Credit losses” below for further discussion of the allowance for credit losses.

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

We conduct our investment advisory business through PWW, which Financial acquired on December 31, 2021. PWW is a Lynchburg, Virginia-based investment advisory firm that has approximately $789 million in assets under management and advisement as of September 30, 2024. PWW generates revenue primarily through investment advisory fees.

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

Subject to regulatory approval, the Bank may open additional branches during the next two fiscal years. Although numerous factors could influence the Bank’s expansion plans, the following discussion provides a general overview of the additional branch locations that the Bank currently is considering, including the following properties that we own and are holding for expansion:

•Real property located in the Timberlake Road area of Campbell County (Lynchburg), Virginia. In September 2024, the Bank purchased real property commonly known as 20795 Timberlake Road, Lynchburg, Virginia. The building on the property previously served as a bank branch for another financial institution. The Bank anticipates that the cost to upfit the building will be minimal. Subject to regulatory approval, the Bank anticipates opening a branch at this location in 2025. Following acquisition of this property, the Bank decided to sell the undeveloped property it owns on Timberlake Road, which the Bank previously was holding for possible branch expansion. This property has been listed for sale and is currently being marketed.

•Real Property located at 2935 Rockfish Valley Highway, Nellysford, Virginia. On September 18, 2023, the Bank purchased real property located at 2935 Rockfish Valley Highway, Nellysford, Virginia. The building on the property previously served as a bank branch for another financial institution. The Bank anticipates that the cost to upfit the building will be minimal. The property is subject to a restrictive covenant that prohibits the Bank from using the property for any banking-related activity until the covenant expires in September 2025. Following the expiration of this restrictive covenant, the Bank intends to use this property as a permanent branch in Nellysford, Virginia We anticipate that we will relocate the Temporary Nellysford Branch to this location in the fall of 2025.

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

	September 30, 2024	December 31, 2023
(in thousands)
Commitments to extend credit	$ 172,867	$ 173,148
Letters of Credit	3,506	2,636
Total	$ 176,373	$ 175,784

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of September 30, 2024 and December 31, 2023 and the results of operations of Financial for the three and nine month periods ended September 30, 2024 and 2023. This discussion should be read in conjunction with the financial statements included elsewhere herein.

All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

September 30, 2024 as Compared to December 31, 2023

Total assets were $1,008,063,000 on September 30, 2024 compared with $969,371,000 at December 31, 2023, an increase of 3.99%. The increase in total assets was primarily due to increases in cash, Fed funds sold, loans, net of the allowance for credit losses, loans held for sale, and the cash value of bank-owned life insurance. The increase was offset in part by a decrease in the value of securities available-for-sale.

Total deposits increased from $878,459,000 as of December 31, 2023 to $907,610,000 on September 30, 2024, an increase of 3.32%. The increase resulted in large part from increases in time deposits, NOW, money market and savings deposits and was offset in part by a decrease in noninterest-bearing demand. The increase in time deposits generally was driven by our customers’ desire to lock in higher interest rates while still possible. The increase in NOW, money market and savings deposits was driven by customers’ desire to earn interest while still maintaining liquidity.

Total loans, excluding loans held for sale, increased to $634,190,000 on September 30, 2024 from $609,333,000 on December 31, 2023. The increase was primarily due to increases in commercial real estate and residential loans and was offset in part by a decrease in commercial and consumer loans, which decreased due to payoffs and normal amortization of loans. Loans, excluding loans held for sale and net of deferred fees and costs and including the allowance for credit losses, increased to $627,112,000 on September 30, 2024 from $601,921,000 on December 31, 2023, an increase of 4.19%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	September 30, 2024		December 31, 2023
	Amount	Percentage	Amount	Percentage
Commercial	$ 60,342	9.51%	$ 65,324	10.72%
Commercial Real Estate	356,126	56.15%	328,829	53.97%
Consumer	75,090	11.84%	76,517	12.56%
Residential	142,632	22.49%	138,663	22.76%
Total loans	$ 634,190	100.00%	$ 609,333	100.00%

The subsegments of the loan portfolio of the segments shown above are set forth in Note 8.

As a community bank, the Bank remains committed to growing assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. Based on our loan portfolio as of September 30, 2024, the non-owner occupied commercial real estate loans and the construction and land development loans were approximately 218.30% and 30.34% (based on interagency CRE guidelines) of total risk-based capital, respectively.

We have expertise and a long history in originating and managing commercial real estate loans. We have a strong credit underwriting process, which includes management and board oversight. We perform rigorous monitoring, stress testing, and reporting of these portfolios at the management and board levels, and we continue to monitor the level of the concentration in commercial real estate loans within our loan portfolio monthly.

The Bank closely monitors concentrations within its commercial real estate loan portfolio. As of September 30, 2024, non-owner occupied commercial real estate loans totaled $189,977,000, or 29.96% of total loans. The Bank has minimal exposure to loans secured by large office buildings or shopping centers, which comprise less than 5% of the non-owner occupied commercial real estate portfolio. The majority of the Bank's non-owner occupied commercial loans are secured by smaller, multi-tenant properties diversified across various industries and geographies within our market areas.

The Bank does not have any non-owner occupied commercial loans secured by properties in major city centers. We have not seen an increase in delinquencies in loans secured by non-owner occupied commercial real estate.

In addition, to help manage risk we actively manage and monitor our commercial real estate risk through, when appropriate, the following:

Origination and Analysis

We have a thorough loan origination process. For all CRE loans secured by real estate collateral, we require an appraisal or valuation at the time that we originate the loan. We generally do not approve loans that have a loan-to-value ratio in excess of 80%. We perform an individual property cashflow analysis and, if appropriate, a global cash flow analysis at origination and generally require a debt service coverage ratio of at least 1.2x.

Ongoing Risk Management

Following origination, we continue to manage risk. Our ongoing risk management includes:

•Utilizing enhanced risk rating systems specific to CRE exposures;

•Obtaining regular third-party loan reviews of the CRE portfolio;

•Obtaining subsequent appraisals when either required by regulations or dictated by our internal policies;

•Stress testing of property cash flows using various vacancy and rate scenarios during underwriting;

•Regular monitoring of local market conditions and property sector trends;

•Meeting at least annually with clients to which the Bank has significant exposure along with market-level monitoring of vacancy rates and rental trends;

•Performing annual reviews, including the review of current financial information, rate shocking, and collecting and analyzing rent rolls and operating statements at least annually; and

•Utilizing a risk rating system that incorporates both property and borrower performance metrics.

Credit Enhancements

Where appropriate, we mitigate risk by obtaining credit enhancements. Typical enhancements to CRE loans include personal guarantees, secondary collateral, and liquid collateral.

The following table sets forth information for non-owner occupied CRE Loans for the four largest categories of loans (classified by purpose code and collateral description) having the highest current principal balance:

Commercial Real Estate Loan Portfolio (CRE) Non-Owner Occupied (in thousands) As of September 30, 2024
Collateral Description	Total Number of Loans	Current Balance	% of Total Loans	Average Balance	Weighted Avg LTV of Top 5 Loans (1)
Multi-Family (5 or more)	42	$ 52,600	8.29%	$ 1,252	53.81%
Hotel/Motel	8	31,687	5.00%	3,961	57.65%
Office Building	24	23,320	3.68%	972	58.05%
Retail Store	26	19,452	3.20%	780	63.13%

(1)Loan-to-value is based on collateral valuation at origination date against current bank-owned principal.

The following table sets forth information for owner occupied CRE Loans set forth the four largest categories of loans (classified by purpose code and collateral description) having the highest current principal balance:

Commercial Real Estate Loan Portfolio (CRE) Owner Occupied (in thousands) As of September 30, 2024
Collateral Description	Total Number of Loans	Current Balance	% of Total Loans	Average Balance	Weighted Avg LTV of Top 5 Loans (1)
Industrial	31	$ 33,126	5.22%	$ 1,069	58.96%
Office Building	70	26,568	4.19%	378	54.33%
Medical Building	25	15,346	2.42%	614	73.42%
Retail Store	29	14,622	2.31%	504	59.72%

(1)Loan-to-value is based on collateral valuation at origination date against current bank-owned principal.

Total nonperforming assets, which consist of nonaccrual loans, loans past due 90 days or more and still accruing, and OREO increased to $1,295,000 on September 30, 2024 from $391,000 on December 31, 2023. Because we had no OREO on either September 30, 2024 or December 31, 2023, the nonperforming assets consist entirely of nonperforming loans.

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

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure or deeds in lieu of foreclosure. We had no OREO on September 30, 2024 and December 31, 2023. The Bank neither acquired nor disposed of any OREO during the three and nine months ended September 30, 2024. As a result, the OREO balance remained $0 as of September 30, 2024

Cash and cash equivalents increased to $109,207,000 on September 30, 2024 from $74,838,000 on December 31, 2023. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including Federal funds sold). This increase was due in large part to the Bank’s sale of securities available-for-sale during the first nine months of 2024, as discussed in more detail below. Cash and cash equivalents are subject to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts.

Securities held-to-maturity were essentially flat, decreasing slightly to $3,610,000 on September 30, 2024 from $3,622,000 on December 31, 2023. This decrease is a result of normal net amortization of premiums within the held-to-maturity portfolio.

Securities available-for-sale, which are carried on the balance sheet at fair market value, decreased to $192,469,000 on September 30, 2024, from $216,510,000 on December 31, 2023. During the nine months ended September 30, 2024, the Bank purchased $15,122,000 in available-for-sale securities. During the same period the Bank sold $30,298,000 and received $13,305,000 in proceeds from calls, maturities, and paydowns of securities available-for-sale. The market value of the securities available-for-sale increased. As of September 30, 2024, we have an unrealized tax-effected loss of $17,782,000 (or $22,509,000 prior to the tax benefit). Financial does not expect to realize the losses as it has the intent and ability to hold the securities until their recovery, which may be at maturity.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $672,000 at September 30, 2024 as compared to $643,000 at December 31, 2023. FHLBA stock is generally viewed as a long-term investment and because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is viewed as a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Liquidity and Capital

At September 30, 2024, Financial, on a consolidated basis, had liquid assets of $301,676,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, and available-for-sale investments. The Bank has pledged (market values):

•approximately $37,000,000 of our available-for-sale securities as collateral with correspondent banks, including the FHLBA, for collateralized lines of credit;

•approximately $44,000,000 of our available-for-sale securities as security for public deposits; and

•approximately $30,000,000 of our available-for-sale securities as collateral for advances at the Federal Reserve Bank’s discount window.

Further, if additional liquidity is needed, the Bank has the ability to purchase up to $53,000,000 of Fed funds through the Bank’s correspondent relationships and borrow from the FHLBA using investments within the Bank’s portfolio as collateral. In addition to the above, the Bank has borrowing capacity with the FHLBA of approximately $20,000,000 related to loans it has pledged to the FHLBA.

As of September 30, 2024, the Bank has no borrowings from any of these sources. Immediately following the failure of Silicon Valley Bank in the spring of 2023, out of an abundance of caution the Bank borrowed $14,000,000 from the FHLBA to test its contingency funding plan. Approximately two weeks later, the Bank repaid the advance. During the first nine months of 2024, the Bank did not experience any unusual inflows or outflows of deposits.

Management believes that liquid assets were adequate at September 30, 2024. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments from customers.

While we have not experienced any unusual pressure on our deposit balances or our liquidity position, management continues to closely monitor our sources and uses of funds in order to meet our cash flow requirements while attempting to maximize profits. The Company’s total uninsured deposits, which are the amount of deposits, subject to the aggregation rules, that exceed the FDIC insurance limit (currently $250,000) were approximately $267,498,000, approximately 29.47% of our total deposits, at September 30, 2024. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

At September 30, 2024, the Bank had a leverage ratio of approximately 9.62%, a Tier 1 risk-based capital ratio and a CET1 ratio of approximately 12.58% and a total risk-based capital ratio of approximately 13.52%. As of September 30, 2024 and December 31, 2023, the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of September 30, 2024 and December 31, 2023:

Bank Level Only Capital Ratios

Analysis of Capital for Bank of the James (Bank only)
(dollars in thousands)

	September 30,	December 31,
Analysis of Capital	2024	2023

Tier 1 capital
Common Stock	$ 3,742	$ 3,742
Surplus	22,325	22,325
Retained earnings	68,727	65,172
Total Tier 1 capital	$ 94,794	$ 91,239

Common Equity Tier 1 Capital (CET1)	$ 94,794	$ 91,239

Tier 2 capital
Allowance for credit losses	$ 7,078	$ 7,412

Total Tier 2 capital:	$ 7,078	$ 7,412
Total risk-based capital	$ 101,872	$ 98,651

Risk weighted assets	$ 753,334	$ 737,505
Average total assets	$ 985,109	$ 953,757

	Actual		Regulatory Benchmarks
			For Capital	For Well
	September 30,	December 31,	Adequacy	Capitalized
	2024	2023	Purposes (1)	Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.62%	9.57%	4.000%	5.000%
Common Equity Tier 1 capital	12.58%	12.37%	7.000%	6.500%
Tier 1 risk-based capital ratio	12.58%	12.37%	8.500%	8.000%
Total risk-based capital ratio	13.52%	13.38%	10.500%	10.000%

(1)Includes the capital conservation buffer of 2.50% for all ratios, excluding the Tier 1 capital to average total assets ratio.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $3,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis at September 30, 2024 would be lower than those of the Bank because a portion of proceeds from the sale of notes previously issued by the holding company were contributed to the Bank as equity.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

Earnings Summary

Financial had net income including all operating segments of $1,990,000 and $6,326,000 for the three and nine months ended September 30, 2024, compared to $2,078,000 and $6,596,000 for the comparable periods in 2023. Basic and diluted earnings per common share for the three and nine months ended September 30, 2024 were $0.44 and $1.39, compared to basic and diluted earnings per share of $0.46 and $1.44 for the three and nine months ended September 30, 2023.

The decrease in net income for the three and nine months ended September 30, 2024, as compared to the prior year periods was due primarily to an increase in interest expense of $1,275,000 and $4,984,000 in the three and nine months ended September 30, 2024 from the comparable periods in 2024. The decrease was offset in part by increases in interest income and noninterest income.

These operating results represent an annualized return on average stockholders’ equity of 12.86% and 13.95% for the three and nine month periods ended September 30, 2024, compared with 15.68% and 17.20% for the three and nine months ended September 30, 2023. The decrease for the three and nine month periods ended September 30, 2024 from the same periods in 2023 was due to the decrease in net income and an increase in average equity, which resulted from an increase in retained earnings. The Company had an annualized return on average assets of 0.80% and 0.86% for the three and nine month periods ended September 30, 2024 compared with 0.86% and 0.93% for the three and nine month periods ended September 30, 2023. The decreases largely resulted from a decrease in net income and an increase in average assets.

See “Noninterest Income” below for mortgage business and wealth management segment discussions.

Interest Income, Interest Expense, and Net Interest Income

For the three and nine months ended September 30, 2024, interest income increased to $11,563,000 and $33,007,000 from $10,143,000 and $28,824,000 for the same periods in 2023, primarily to an increase in interest rates received on our interest-earning assets. The average rate on loans was 5.65% and 5.45% for the three and nine months ended September 30, 2024, as compared to 5.13% and 4.99% for the same periods in 2023. The rate on total average earning assets increased to 4.86% and 4.70% during the three and nine months ended September 30, 2024 because of a general increase in market rates and because the loans that we originated in the last six to twelve months had rates significantly higher than the rates referenced above.

Interest expense increased significantly to $4,054,000 and $11,457,000 for the three and nine months ended September 30, 2024 from $2,779,000 and $6,473,000 for the three and nine months ended September 30, 2023. The increase for the three and nine months resulted primarily from an increase in deposit balances and an increase in interest rates paid on deposits during the three and nine months ended September 30, 2024. The Company’s average rate paid on interest-bearing deposits was 2.01% and 1.93% for the three and nine months ended September 30, 2024 as compared to 1.43% and 1.10% for the same periods in 2023. The Company’s average rate paid on interest-bearing liabilities was 2.05% and 1.97% for the three and nine months ended September 30, 2024 as compared to 1.49% and 1.18% for the same periods in 2023. We anticipate a slight decrease in the rate paid on interest-bearing liabilities due to the FOMC’s decision to lower the Fed funds rate in September.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest-earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. Net interest income for the three and nine months ended September 30, 2024 was $7,509,000 and $21,550,000 as compared to $7,364,000 and $22,351,000 for the same periods in 2023. The net interest margin was 3.16% and 3.07% for the three and nine months ended September 30, 2024 as compared to 3.21% and 3.33% for the comparable periods in 2023. The decreases for the three and nine month periods ended September 30, 2024, were in large part due to interest rates on interest-bearing liabilities increasing more rapidly than the rates received on interest-earning assets during each of the first three quarters of the year. This was exacerbated by a change in deposit mix, with the balance of time deposits, which generally pay a higher rate than demand deposits, increasing year over year while the average balance of interest-bearing demand deposits decreased over the same period. To combat inflation, the FOMC implemented a series of interest rate increases beginning in March 2022. These increases negatively impacted our net interest margin. Despite the Fed’s rate cut in September of 2024, the current interest rate environment is likely to continue to cause long-term uncertainty. For example,

•While management does not anticipate it will be necessary to raise deposit rates, if we need to raise rates on deposits, there likely would be an adverse impact on our margin and profitability.

•A stabilizing interest rate environment is likely to allow us to increase our net interest margin.

•In the event of rapid rate decreases, in the short term our net interest margin could come under pressure as the Bank is currently asset-sensitive.

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

Noninterest income increased to $3,823,000 and $11,321,000 for the three and nine month periods ended September 30, 2024 from $3,201,000 and $9,689,000 for same periods in 2023. The overall increases primarily were due to increases in wealth management fees, life insurance income, gains on sales of loans, and income received from an investment in a Small Business Investment Company fund, which is reflected in other income.

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

Purchase mortgage originations totaled $31,016,000 and $120,657,000 or 84.98% and 83.02% respectively, of the total mortgage loans originated in the three and nine months ended September 30, 2024, as compared to $37,811,000 and $105,228,000 or 89.00% and 84.80%, respectively, of the total mortgage loans originated in the same period in 2023. Because of a relatively higher mortgage interest rate environment, management anticipates that in the short-term purchase mortgage originations will continue to represent a significant percentage of mortgage originations. Management also believes that a continued increase in long-term market interest rates could limit refinancing activity.

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

We conduct our investment advisory business through PWW, which Financial acquired on December 31, 2021. PWW is a Lynchburg, Virginia-based investment advisory firm that has approximately $828 million in assets under management and advisement as of September 30, 2024. PWW operates as a subsidiary of Financial. PWW generates revenue primarily through investment advisory fees. The investment advisory fees will vary based on the value of assets under management. Assets under management may fluctuate due to both client action and fluctuations in the equity and debt markets. Despite the potential for fluctuation, we anticipate that PWW will continue to contribute meaningfully to the Company’s consolidated net income.

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

Noninterest Expense

Noninterest expense for the three and nine months ended September 30, 2024 increased to $8,776,000 and $25,602,000 from $8,140,000 and $24,091,000 for the same periods in 2023, increases of 7.81% and 6.27%, respectively. These increases resulted primarily from increases in salaries and employee benefits and to a lesser extent in the nine month period, professional, data processing and other outside expenses. While other expenses increased for the three and nine month periods in 2024, the increase for the nine months was due large part because we had a recovery in 2023 related to a previous fraud loss, which had the effect of reducing other expense for the nine month period in 2023. Total personnel expense was $4,920,000 and $14,256,000 for the three and nine month periods ended September 30, 2024 as compared to $4,683,000 and $13,296,000 for the same periods in 2023. Personnel expense increased largely because of increases in salaries, compensation related accruals, and additional personnel hired in connection with the opening of new branches.

Allowance and Provision for Credit Losses

The allowance for credit losses represents an amount that, in our judgment, will be adequate to absorb probable losses expected in the loan portfolio. The provision for credit losses increases the allowance, and loans charged-off, net of recoveries, reduce the allowance. The provision for the allowance for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management. As discussed below, loans having a risk rating of 7 or below that are significantly past due, and loans with borrowers whose performance and financial condition provide evidence that it is probable that the Bank will be unable to collect all amounts when due, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, and loan performance measures. Based on the application of the credit loss calculation, the Bank recorded a provision of $92,000 for the three months ended September 30, 2024 and provision recoveries of $584,000 for the nine months ended September 30, 2024. This compares to provision recoveries of $164,000 and $278,000 for the same periods in 2023. For the nine month periods ended September 30, 2024, and 2023, the provision recovery attributable to unfunded commitments was $90,000 and $90,000, respectively, and was not included in the allowance. Despite an increase in loan balances, the amount of additional provision otherwise needed to reflect loan growth was offset in part by principal recoveries of loans previously charged off of approximately $21,000 and $244,000, respectively, for the three and nine months ended September 30, 2024.

A September 30, 2024, the allowance for credit losses was 1.12% of total loans outstanding, versus 1.22% and 1.21% of total loans outstanding at December 31, 2023 and September 30, 2023, respectively. The allowance for credit losses for individually evaluated loans was $0 at both September 30, 2024 and December 31, 2023. As shown in Note 8, the total balance in the allowance decreased, from $7,412,000 as of December 31, 2023 to $7,078,000 as of September 30, 2024.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for credit losses and constitute a realized loss. We had charged-off loans of $0 and $84,000 for the three and nine month periods ended September 30, 2024 as compared to $144,000 and $196,000 for the same periods in 2023. While a charged-off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. We had principal recoveries of $21,000 and $244,000 for the three and nine month periods ended September 30, 2024 as compared to principal recoveries of $8,000 and $200,000 for the same periods in 2023.

If indicated by Bank policy, certain nonaccrual loans are individually analyzed for impairment. The principal balance on our nonaccrual loans totaled $1,295,000 and $391,000 at September 30, 2024 and December 31, 2023, respectively. If interest on these loans had been accrued, such income cumulatively would have approximated $51,000 and $37,000 on September 30, 2024 and December 31, 2023, respectively. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

Income Taxes

For the three and nine months ended September 30, 2024, Financial had an income tax expense of $474,000 and $1,527,000 as compared to $511,000 and $1,631,000 for the same periods in 2023. This represents an effective tax rate of 19.24% and 19.44% for the three and nine months ended September 30, 2024 as compared with 19.74% and 19.82% for the three and nine months ended September 30, 2023. Our effective rate was lower than the statutory corporate tax rate in all periods primarily because of federal income tax benefits resulting from the tax treatment of earnings on bank owned life insurance, and interest earned on tax free municipal bonds.

Schedule I

Net Interest Margin Analysis
Average Balance Sheets
For the Three Months Ended September 30, 2024 and 2023
(dollars in thousands)
	2024			2023
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS
Loans, including fees (1)(2)	$629,860	$8,939	5.65%	$612,021	$7,917	5.13%
Loans held for sale	3,745	65	6.90%	4,421	73	6.55%
Federal funds sold	71,724	981	5.44%	61,026	812	5.28%
Interest-bearing bank balances	18,736	303	6.43%	7,972	134	6.67%
Securities (3)	220,730	1,268	2.29%	222,969	1,204	2.14%
Restricted stock	1,723	12	2.77%	1,365	8	2.33%

Total earning assets	946,518	11,568	4.86%	909,774	10,148	4.43%

Allowance for credit losses	(6,965)			(7,563)
Non-earning assets	55,548			51,335

Total assets	$995,101			$953,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	394,973	947	0.95%	399,690	677	0.67%
Savings	139,161	540	1.54%	121,311	217	0.71%
Time deposits	229,451	2,375	4.12%	196,169	1,683	3.40%

Total interest bearing deposits	763,585	3,862	2.01%	717,170	2,577	1.43%

Other borrowed funds
Other borrowings	9,528	92	3.84%	10,112	98	3.84%
Financing leases	2,822	18	2.54%	3,194	22	2.73%
Capital Notes	10,045	82	3.25%	10,040	82	3.24%
Total interest-bearing liabilities	785,980	4,054	2.05%	740,516	2,779	1.49%

Noninterest bearing deposits	139,030			152,485
Other liabilities	8,515			7,981

Total liabilities	933,525			900,982

Stockholders' equity	61,576			52,564

Total liabilities and
Stockholders’ equity	$995,101			$953,546

Net interest earnings		$7,514			$7,369

Net interest margin			3.16%			3.21%

Interest spread			2.81%			2.94%

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

Net Interest Margin Analysis
Average Balance Sheets
For the Nine Months Ended September 30, 2024 and 2023
(dollars in thousands)
	2024			2023
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned
	Sheet	Expense	Paid	Sheet	Expense	/Paid
ASSETS
Loans, including fees (1)(2)	$617,582	$25,210	5.45%	$618,152	$23,082	4.99%
Loans held for sale	3,454	165	6.38%	3,548	169	6.37%
Federal funds sold	63,006	2,569	5.45%	42,148	1,601	5.08%
Interest-bearing bank balances	14,931	628	5.62%	8,718	375	5.75%
Securities (3)	237,215	4,391	2.47%	223,391	3,563	2.13%
Restricted stock	1,605	59	4.91%	1,407	49	4.66%

Total earning assets	937,793	33,022	4.70%	897,364	28,839	4.30%

Allowance for credit losses	(7,091)			(7,611)
Non-earning assets	55,430			55,636

Total assets	$986,132			$945,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	396,795	2,763	0.93%	409,373	1,557	0.51%
Savings	134,407	1,382	1.37%	122,943	359	0.39%
Time deposits	222,832	6,731	4.03%	176,628	3,918	2.97%

Total interest bearing deposits	754,034	10,876	1.93%	708,944	5,834	1.10%

Other borrowed funds
FHLB borrowings	—	—	—	821	31	5.05%
Other borrowings	9,676	278	3.84%	10,255	297	3.87%
Financing leases	2,918	58	2.66%	3,284	66	2.69%
Capital Notes	10,044	245	3.26%	10,039	245	3.26%
Total interest-bearing liabilities	776,672	11,457	2.97%	733,343	6,473	1.18%

Noninterest bearing deposits	140,966			153,268
Other liabilities	7,930			7,504

Total liabilities	925,568			894,115

Stockholders' equity	60,564			51,274

Total liabilities and
Stockholders’ equity	$986,132			$945,389

Net interest earnings		$21,565			$22,366

Net interest margin			3.07%			3.33%

Interest spread			1.73%			3.12%

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

There have been no significant changes during the quarter ended September 30, 2024, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting.

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
101

The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2024 and 2023 (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2024 and 2023 (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2024 and 2023; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.
Date: November 12, 2024	By /S/ Robert R. Chapman III Robert R. Chapman III, President (Principal Executive Officer)
Date: November 12, 2024	By /S/ J. Todd Scruggs J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)