Form 10-K
period 2024-12-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2025-03-26
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024 or
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

The aggregate value of the voting common equity held by nonaffiliates as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $43,312,040 based on the price at which the common stock last traded on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $2.14 par value as of March 26, 2025 was approximately 4,543,338.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2025 Proxy Statement to be used in conjunction with the Annual Meeting of Shareholders, scheduled to be held on May 20, 2025, are incorporated by reference into Part III of this Form 10-K

PART I

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

In addition, Financial provides securities brokerage and other investment services through BOTJ Investment, a division of the Bank, and acts as an agent for insurance and annuity products through BOTJ Insurance, Inc., a wholly-owned subsidiary of the Bank. The operating results of these activities have not materially impacted our financial performance and are not considered principal activities of Financial.

The Bank, BOTJ Insurance, BOTJ Investment Group, Inc., a non-operating subsidiary, and PWW are our only subsidiaries and primary assets.

Products and Services

Retail and Commercial Banking

The Bank currently conducts business within Virginia from 19 full-service offices, two limited service offices, and two residential mortgage loan production office. The location of and services provided by each of our facilities is described in “Item 2. Properties” in this Form 10-K. The Bank established a mortgage loan origination division that conducts business under the name “Bank of the James Mortgage, a Division of Bank of the James” (the “Mortgage Division”). The Mortgage Division conducts business primarily from the division’s main office located in the Forest branch of the Bank and has opened several satellite offices throughout our market area.

In addition, the Bank expanded into Charlottesville in 2013 (opening a full-service branch in 2015), Harrisonburg in 2014 (opening a full-service branch in 2015), Appomattox in 2016 (opening a permanent full-service branch in 2017), Roanoke in 2013 (opening a permanent full-service branch in 2017), Blacksburg in 2018 (opening a mortgage origination office), Lexington in 2019 with a full-service branch, Rustburg in 2019 with a full-service branch, Buchanan in 2024 with a full-service branch, and Nellysford in 2024 (operating a temporary branch that we will replace with a full-service branch in the third quarter 2025). Our recent geographic expansions into surrounding markets such as Charlottesville, Roanoke, and Harrisonburg reflect our strategic initiative to diversify our geographic concentration, enhance growth opportunities, and mitigate economic risk inherent in our primary market.

Deposit Services. Deposits are a major source of our funding. The Bank offers a full range of deposit services that are typically available in most banks and other financial institutions including checking accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our market areas and offered at rates competitive with other financial institutions in those areas. In addition, the Bank offers its customers Individual Retirement Accounts (IRAs) and Health Care Savings Accounts (HSAs). All deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount allowed by law (generally, $250,000 per depositor, subject to aggregation rules). The Bank solicits such accounts from individuals, businesses, associations and organizations, and governmental authorities.

Lending Services. The Bank offers a full range of short- to medium-term commercial and consumer loans. Our primary focus is on making loans to small and medium-sized businesses and consumers in the Region 2000 area—which includes Lynchburg, Amherst, Bedford, and Campbell—as well as in Charlottesville, Harrisonburg, Roanoke, Appomattox, Lexington, Blacksburg, Nellysford, and Buchanan. In addition, we also provide a wide range of real estate finance services. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. Additionally, the Bank originates fixed and floating-rate mortgage loans and real estate construction and acquisition loans. Where appropriate, the Bank attempts to limit interest rate risk through the use of variable interest rates and terms of less than five years.

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

We sell loan participations when a loan we originated exceeds our legal lending limit or when we choose to share risk with another bank. We also purchase loan participations from time to time from other banks in the ordinary course of business. Our loan participations are without recourse against the originating bank. Purchased loan participations are underwritten in accordance with our loan policy and represent a source of loan growth.

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

The Bank intends to introduce new products and services desired by the public and as permitted by the regulatory authorities. The Bank remains committed to leveraging new technologies to meet evolving customer needs. The Bank provides its customers with access to the latest technological products, such as telephone banking and internet banking, including online bill pay. This service allows customers to handle routine transactions using a standard touch tone telephone or cell phone, applications for mobile devices, and via the internet at the Bank’s website.

Mortgage Banking. The Bank, through the Mortgage Division, originates conforming and non-conforming home mortgages primarily in the Region 2000 area. Since 2013, we have operated the Mortgage Division using hybrid correspondent relationships that allow the Bank to close loans in its name before an investor purchases the loan. By using the Bank’s funds to close the loan (as compared to a broker relationship in which loans are funded by the purchaser of the mortgage), the Bank is able to obtain better pricing due to the slight increase in risk. Management believes that there is acceptable risk associated with this arrangement.

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

Other Activities

We provide brokerage and investment services through the Bank’s Investment division (“Investment Division”). The Investment Division provides securities brokerage services to Bank customers and others through an agreement with Osaic Institutions, Inc. (“Osaic”), a registered broker-dealer. Under our agreement, Osaic operates a service center at the main office located at 828 Main Street, Lynchburg, Virginia. To date the operating results of the Investment Division have not materially impacted our financial performance.

We provide insurance and annuity products through BOTJ Insurance as an agent for national insurance companies. As of the date hereof, we offer the following insurance products: life insurance, fixed annuities, and disability insurance. We began providing these services in September 2008. To date, the operating results of BOTJ Insurance have not materially impacted our financial performance.

Employees

As of March 5, 2025, we had approximately 175 employees, 162 of which are full-time and 13 of which are part-time. None of our employees are represented by any collective bargaining agreements, and relations with employees are considered excellent. We maintain employee benefit programs that include health insurance, a health savings account, a 401(k) plan, and an employee stock purchase plan.

Location and Market Area

The Bank’s market area primarily consists of Region 2000, which encompasses the seven jurisdictions of the Town of Altavista, Amherst County, Appomattox County, the Town of Bedford, Bedford County, Campbell County, and the City of Lynchburg. Region 2000 supports a diverse, well-rounded economy. U.S. Routes 29, 60, 221, 460 and 501 and State Routes 24 and 40 all pass through our market area and provide efficient access to other regions of the state. Regional airport and rail service provide additional transportation channels.

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

Our recent expansion has taken us north into Charlottesville (north of Region 2000), west into Roanoke, and northwest into Harrisonburg, Lexington, Buchanan, and Nellysford. We have also grown east into Appomattox, southwest into Blacksburg, and south into Rustburg. Even with this expansion outside of Region 2000, the Bank continues to consider its primary market to be Region 2000.

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

The Federal Reserve Board requires a bank holding company to act as a source of financial and managerial strength and to take measures to preserve and protect its bank subsidiaries. Financial would be compelled by the Federal Reserve Board to invest additional capital in the event the Bank experiences either significant credit losses or rapid growth of loans or deposits.

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

The Bank incurred $441,000 and $419,000 in FDIC assessments in 2024 and 2023, respectively. Future increases in FDIC insurance premiums may negatively impact the Bank’s profitability.

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

Since January 1, 2019, the rules have required the Bank to maintain the following minimum capital ratios:
(i) Common Equity Tier 1 (CET1) capital ratio of at least 4.5% plus a capital conservation buffer of 2.5%, resulting in an effective CET1 minimum ratio of 7.0%; (ii) Tier 1 capital ratio of at least 6.0% plus the capital conservation buffer, resulting in an effective minimum Tier 1 ratio of 8.5%; (iii) Total capital ratio of at least 8.0% plus the capital conservation buffer, resulting in an effective total capital ratio of 10.5%; and (iv) Leverage ratio (Tier 1 capital to average consolidated total assets) of at least 4.0%. With respect to the Bank, the rules also revised the ‘prompt corrective action’ (PCA) regulations pursuant to Section 38 of the FDIA, which establish thresholds that determine regulatory responses if capital levels decline. Under the revised PCA rules, the Bank must maintain the following ratios to be considered ‘well capitalized’: (i) CET1 ratio of at least 6.5%; (ii) Tier 1 capital ratio of at least 8.0%; (iii) Total capital ratio of at least 10.0%; and (iv) Tier 1 leverage ratio of at least 5.0%.

The Basel III capital rules modified asset risk-weightings to better reflect actual credit and market risks, including:

•Increasing the risk weight for certain high-volatility commercial real estate (HVCRE) acquisition, development, and construction loans from 100% to 150%.

•Assigning a 150% risk weight (previously 100%) to nonresidential mortgage loans that are 90 days past due or on non-accrual status.

•Applying a 20% credit conversion factor (previously 0%) for commitments with original maturities of one year or less that are not unconditionally cancellable.

•Increasing the risk weight for mortgage servicing rights and deferred tax assets not deducted from capital from 100% to 250%.

•Introducing increased risk weights ranging from 0% up to 600% for certain equity exposures.

As discussed above under “Supervision and Regulation - The Regulatory Relief Act,” recently enacted legislation directed the federal bank regulatory agencies to develop a “Community Bank Leverage Ratio,” calculated by dividing tangible equity capital by average consolidated total assets, of not less than 8% and not more than 10%. On September 17, 2019, pursuant to the Regulatory Relief Act, the federal banking agencies adopted a final rule setting a community bank leverage ratio of 9%. If a “qualified community bank,” generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, has a leverage ratio which exceeds the Community Bank Leverage Ratio, then such bank will be considered to have met all generally applicable leverage and risk based capital requirements; the capital ratio requirements for “well capitalized” status under Section 38 of the FDIA, and any other leverage or capital requirements to which it is subject. Although eligible, as of December 31, 2024, the Bank has not elected to use the Community Bank Leverage Ratio framework.

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

Transactions with Affiliates. The Bank is subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W issued by the Federal Reserve Board. These provisions limit the extent to which the Bank can lend or extend credit to, invest in, or engage in certain other transactions with its affiliates (entities controlled by or under common control with the Bank), as well as transactions involving third parties secured by securities or obligations of affiliates. Specifically, these regulations limit transactions with any individual affiliate to no more than 10% of the Bank’s capital and surplus and limit the aggregate amount of all affiliate transactions to no more than 20% of capital and surplus. Extensions of credit to affiliates must be secured by qualifying collateral, and purchases of low-quality assets from affiliates are generally prohibited. Additionally, transactions with affiliates must be conducted on terms at least as favorable as comparable transactions with non-affiliated parties, or, in the absence of comparable transactions, under terms and conditions, including credit standards, that would apply to non-affiliates.

Loans to Insiders. The Bank is subject to restrictions on loans to insiders under Section 22(h) of the Federal Reserve Act and Regulation O issued by the Federal Reserve Board. Regulation O limits loans to executive officers, directors, and principal stockholders (persons owning more than 10% of the Bank’s voting shares), and their related interests, to amounts not exceeding the loans-to-one-borrower limit applicable to national banks (generally 15% of unimpaired capital and surplus). Total loans to all insiders collectively must not exceed the Bank’s unimpaired capital and surplus.

Regulation O also requires prior approval by a majority of the Bank’s board of directors (excluding any interested director) for any loan to an insider exceeding the greater of $25,000 or 5% of the Bank’s capital and surplus, with a maximum approval threshold of $500,000. Additionally, loans to insiders must be made on terms substantially similar to those offered to unrelated parties, except when made under widely available employee benefit programs that do not favor insiders. Regulation O also restricts the Bank from paying overdrafts in excess of $1,000 incurred by directors or executive officers unless pursuant to a pre-authorized credit or transfer plan.

As of December 31, 2024, all loans and extensions of credit to executive officers, directors, principal stockholders, and their affiliated interests comply with Sections 23A and 23B of the Federal Reserve Act, Regulation W, Section 22(h), and Regulation O.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions, federal banking agencies – including the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency or the Office of Thrift Supervision - evaluate an institutions performance in meeting the credit needs of its local communities, particularly low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The CRA does not impose specific lending quotas or programs nor restrict an institution’s discretion in developing products and services suitable to its communities..

An institution’s CRA activities are considered in, among other things, evaluating mergers, acquisitions and applications to open a branch or facility, as well as determining whether the institution will be permitted to exercise certain of the powers allowed by the GLB Act. The CRA also requires all institutions to make public disclosure of their CRA ratings.

As of its most recent CRA evaluation, the Bank received a rating of “Satisfactory.”

Safety and Soundness. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” all such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2024, the Bank was considered “well-capitalized.”

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

Among other provisions, these rules and regulations, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features, and fix maximum interest rates and fees.

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

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board and the Federal Open Market Committee (FOMC), through their monetary policy decisions, exert considerable influence over commercial banks’ operating results. These policy actions—including open market operations, adjustments to the federal funds target rate, changes in discount rates, and alterations in reserve requirements—are designed, among other purposes, to control inflation or stimulate economic activity.

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

While is it is not possible to fully predict the nature or impact of future changes in monetary and fiscal policies, we anticipate that rate decreases in 2025 could have a negative impact on our results of operations and/or financial condition.

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

The federal regulatory environment governing financial institutions evolves frequently, particularly in response to economic disruptions or institutional failures. The recent failures of several large regional banks in 2023—including Silicon Valley Bank, Signature Bank, and First Republic Bank—have led regulators, legislators, and commentators to advocate increased regulatory oversight of the banking sector. Potential regulatory responses under consideration include higher capital and liquidity standards, expanded supervisory stress testing beyond the largest systemic banks, and increased oversight of risk management practices.

Given the uncertain legislative environment and the ongoing regulatory response to these bank failures, we cannot reliably predict whether or how any such regulations or statutes will be adopted. Additional regulation, however, could materially impact our business by increasing operational costs, requiring additional capital, or limiting certain business activities or strategic flexibility. Although President Trump’s administration has advocated for a reduction in regulations, including those impacting the banking industry, we anticipate that financial institutions, including ours, will remain subject to significant regulatory oversight and compliance obligations for the foreseeable future.

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

Our success depends primarily on the general economic conditions of the primary markets in Virginia in which we operate and where our loans are concentrated. Unlike nationwide banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Lynchburg metropolitan statistical area (“MSA”). Lynchburg’s MSA, which is often referred to as Region 2000, consists of approximately 2,122 square miles, and includes the City of Lynchburg and the Counties of Bedford, Campbell, Amherst and Appomattox. To a lesser extent, our lending market includes the Roanoke, Charlottesville and Harrisonburg MSAs. Our branches in localities outside of Region 2000 have a short operating history. As of December 2024, the Lynchburg MSA had an unemployment rate (not seasonally adjusted) of 2.9%, as compared to a statewide average unemployment rate of 3.0%.

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

The Company’s business, financial condition, liquidity and results of operations may be, adversely affected by future public health emergencies.

Although the COVID-19 pandemic has largely subsided and current trends do not indicate a resurgence, our business, financial condition, liquidity, and results of operations could still be adversely affected by any future public health emergencies or pandemics.

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

A significant source of risk arises from the possibility that we could sustain losses due to loan defaults and nonperformance on loans. We maintain an allowance for credit losses in accordance with GAAP to provide for such defaults and other nonperformance. As of December 31, 2024, our allowance as a percentage of total loans was 1.22% and our allowance as a percentage of nonperforming loans was 1,895%. The determination of the appropriate level of allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, many of which are beyond our control. In addition, our underwriting policies, adherence to credit monitoring processes and risk management systems and controls may not prevent unexpected losses. Our allowance may not be adequate to cover actual credit losses. Moreover, any increase in our allowance will adversely affect our earnings by decreasing our net income.

We adopted the Current Expected Credit Losses (CECL) accounting standard on January 1, 2023. Prior to CECL, our allowance for credit losses generally considered only past events and current conditions. The CECL methodology requires a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. The CECL standard requires us to record, at the time of origination, the credit losses expected throughout the life of our loans, as opposed to the previous incurred-loss method, which recorded losses only when it was probable that a loss event had already occurred. CECL necessitates advanced modeling techniques, significant reliance on assumptions, and historical data that may not always accurately forecast future losses. Implementation of CECL can result in greater volatility in the allowance for credit losses, influenced by various factors and assumptions in our modeling process, such as forecasted economic conditions and loan repayment behavior. Increases in our allowance for credit losses or additional expenses incurred to determine the allowance can adversely affect our financial condition and operating results.

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

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Beginning in 2021, there was pronounced rise in inflation and the Federal Reserve raised certain benchmark interest rates in an effort to combat this trend. Our customers may also be affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

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

Emerging Technological Threats

The pace of technological innovation introduces new challenges that can undermine our existing safeguards and business models. For instance, advancements in quantum computing could compromise traditional encryption methods, leaving sensitive financial data and transactions exposed. Similarly, the increasing use of artificial intelligence and machine learning by malicious actors enables more sophisticated cyberattacks, such as highly targeted phishing, deepfake fraud, or automated account takeovers. As these threats evolve, our existing defenses may become inadequate, and the cost and complexity of upgrading our systems and processes could materially affect our operations and financial performance.

In addition, the rapid emergence of decentralized finance (DeFi) platforms and blockchain technologies could disrupt traditional banking services, reducing our market share and fee income if we fail to adapt. The proliferation of new payment technologies and digital currencies may also introduce new security vulnerabilities, regulatory uncertainty, and competitive pressures. Our inability to address these emerging technological risks in a timely and effective manner could harm our reputation, weaken customer trust, and ultimately affect our long-term growth and profitability.

Digital Banking and Cryptocurrency Exposure

The continued growth and acceptance of digital banking services, cryptocurrencies, blockchain technologies, and DeFi present both opportunities and risks to our business. Increasing customer demand for digital banking services requires ongoing investments in technology infrastructure, cybersecurity, and regulatory compliance. Additionally, growth in cryptocurrency and DeFi could reduce traditional banking deposits and income streams, challenging our ability to attract and retain customers. Regulatory uncertainty regarding cryptocurrency and DeFi could further complicate our strategic decisions, increase compliance costs, and potentially expose us to reputational and operational risks.

Digital Banking Trends and Deposit Volatility

Our traditional banking model depends heavily on stable customer deposits as a primary source of funding. The rising popularity of alternative financial products, including fintech platforms, cryptocurrencies, money market funds, and digital wallets, may lead to increased volatility in our deposit base. Significant fluctuations in deposits could adversely affect our liquidity position, funding costs, and overall financial stability. Although we actively manage our liquidity and funding sources, a substantial shift of customer deposits to these alternative products could negatively impact our operations, profitability, and competitive position.

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

Our investment securities portfolio represents a significant component of our total earning assets. Market volatility, fluctuations in interest rates, and broader economic uncertainties could adversely affect the market value of our investment portfolio, potentially negatively impacting our net income and capital levels.

As of December 31, 2023, and December 31, 2024, we had unrealized losses, net of taxes, in our investment securities portfolio of $21,615,000 and $22,915,000, respectively. While we maintain sufficient liquidity to support our intent and ability to hold these securities until maturity or market recovery, if future conditions impair our liquidity or alter our intent or ability to hold these investments to maturity, we could incur losses that negatively impact our net income and potentially our capital position.

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

Although many provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) have been fully integrated into our operations, ongoing regulatory interpretations, enforcement activities, or amendments to existing regulations may continue to impact our business, financial condition, and profitability. While initial implementation costs have stabilized, any future changes in regulatory expectations, especially regarding capital requirements, consumer protection, stress-testing for smaller banks, cybersecurity, and liquidity, could result in increased compliance costs, operational complexity, and reduced flexibility in managing our business operations. We cannot predict the precise nature, extent, or timing of any additional regulatory requirements, but such developments could materially affect our operations, increase operational expenses, reduce profitability, or restrict our ability to pursue strategic opportunities or pay dividends.

Consumer Financial Protection Bureau Oversight

We remain subject to the oversight of consumer financial protection regulations enforced by various agencies, including the Consumer Financial Protection Bureau (“CFPB”). While recent judicial and legislative actions have led to uncertainty regarding the future authority and structure of the CFPB, consumer protection regulations continue to apply through other federal agencies. Any significant changes to consumer protection enforcement or regulatory oversight could impact our compliance obligations, potentially increasing operational complexity or affecting our business practices, operational costs, and customer relationships.

Qualified Mortgage Provisions (2025)

We originate residential mortgage loans subject to the Consumer Financial Protection Bureau’s (CFPB) Qualified Mortgage (QM) rules established under the Dodd-Frank Act. Recent amendments have adjusted QM criteria, and while uncertainties regarding compliance obligations have largely stabilized, future regulatory interpretations or additional revisions to QM standards could impact our lending practices. Although we currently believe our residential mortgage lending practices comply fully with applicable QM requirements, changes to these rules, interpretations, or enforcement practices could increase compliance costs, limit our lending flexibility, or potentially expose us to litigation risk or regulatory scrutiny.

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

Item 2. Properties

Current Locations and Property

Depending on such factors as cost, availability, and location, we may either lease or purchase our operating facilities. The existing facilities that we have purchased typically have been former branches of other financial institutions. As of March 26, 2025 the Bank conducts its operations from 21 locations, of which we own 13 and lease 8. In addition, PWW operates from 1925 Atherholt Road, Lynchburg, Virginia, which it leases from the Bank.

The following table describes the location and general character of our primary operating facilities:

Address	Type of Facility	Year Opened	Owned/Leased
5204 Fort Avenue Lynchburg, Virginia	Full-service branch with drive thru and ATM	2000	Owned

4698 South Amherst Highway Madison Heights, Virginia	Full-service branch with drive thru and ATM	2002	Owned

17000 Forest Road Forest, Virginia	Full-service branch with drive thru and ATM Headquarters for Mortgage Division	2005	Owned

164 South Main Street Amherst, Virginia	Full-service branch with drive thru and ATM	2007	Owned

1405 Ole Dominion Blvd Bedford, Virginia	Full-service branch with drive thru and ATM	2008	Owned

1110 Main Street Altavista, Virginia	Full-service branch with drive thru and ATM	2009	Owned

828 Main Street Lynchburg, Virginia	Corporate Headquarters; Full-service branch with drive thru and ATM	2004	Leased (1)

4935 Boonsboro Road, Suites C and D Lynchburg, Virginia	Full-service branch with drive thru and ATM	2006	Leased (2)

501 VES Road Lynchburg, Virginia	Limited-service branch	2010	Leased (3)

250 Pantops Mountain Road Charlottesville, Virginia	Limited-service branch	2015	Leased (4)

1391 South High Street Harrisonburg, Virginia	Full-service branch with drive thru and ATM	2015	Owned

1745 Confederate Blvd Appomattox, Virginia	Full-service branch with drive thru and ATM	2017	Owned

225 Merchant Walk Avenue Charlottesville, Virginia	Full-service branch with drive thru and ATM	2016	Leased (5)

3562 Electric Road Roanoke, Virginia	Full-service branch with ATM	2017	Leased (6)

800 South Main Street Blacksburg, Virginia	Mortgage origination office	2018	Leased (7)

550 East Water Street Suite 100 Charlottesville, Virginia	Full-service branch with ATM	2019	Owned

2101 Electric Road Roanoke, Virginia	Full-service branch with drive thru and ATM	2019	Leased (8)

45 South Main Street Lexington, Virginia	Full-service branch with ATM	2019	Owned

13 Village Highway Rustburg, VA 24588	Full-service branch with drive thru and ATM	2019	Owned

4105 Boonsboro Road Lynchburg, Virginia	Full-service branch with drive thru and ATM	2022	Owned

270795 Timberlake Road Lynchburg, Virginia	Full-service branch with drive thru and ATM	2025	Owned

19792 Main Street Buchanan, Virginia	Full-service branch with drive thru and ATM	2024	Owned

2773 Rockfish Valley Highway Nellysford, Virginia	Full-service branch with drive thru and ATM	2024	Leased (9)

(1)The current term of the amended and restated lease expires in three years and the Bank has three five-year renewal options (subject to the terms and conditions outlined in the lease). The Bank leases this property from Jamesview Investment, LLC, which is wholly-owned by William C. Bryant III, a member of the Board of Directors of both Financial and the Bank.

(2)Base lease expires March 31, 2028. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.

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

(9)This is a temporary location. We anticipate relocating to our permanent branch in the third quarter 2025.

We believe that each of these operating facilities is maintained in good operating condition and is suitable for our operational needs.

Interest in Additional Properties

On September 18, 2023, the Bank purchased real property located at 2935 Rockfish Valley Highway, Nellysford, Virginia. The building on the property previously served as a bank branch for another financial institution. The Bank anticipates that the cost to upfit the building will be minimal. The property is a subject to a restrictive covenant that prohibits the Bank from using the property for any banking-related activity until the covenant expires in September 2025. Upon opening, this branch will replace the temporary location noted in the table above.

As discussed in “Management’s Discussion and Analysis—Expansion Plans” in addition to the facilities set forth above, the Bank owns real property located at 1925 Atherholt Road, Lynchburg, Virginia, which is being held for possible expansion. The Bank purchased this property in 2021. The building currently houses all personnel of the Company’s wholly-owned subsidiary, PWW. PWW is currently leasing the space from the Bank on a month-to-month basis. While the Bank currently does not have a timeline for a branch at this location, the space is attractive for a branch due to its close proximity to Centra’s Lynchburg General Hospital. Management estimates that the investment needed to upfit the property for use as a bank branch will be minimal.

In addition, the Bank owns undeveloped property located in the Timberlake Road area of Campbell County (Lynchburg), Virginia. The Bank purchased this for possible expansion but following acquisition of the property located at 20795 Timberlake Road, the Bank put the property on the market for sale.

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

PART II

Item 5.Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices and Dividends

Since January 25, 2012, the Common Stock of Financial is listed and has been trading on the NASDAQ Capital Market LLC (NASDAQ) under the symbol “BOTJ.” Prior to this time, the Common Stock of Financial was quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol “BOJF” (“BOJF.OB” on some systems) and transactions generally involved a small number of shares.

As of March 26, 2025, there were approximately 4,543,338 shares of Common Stock outstanding, which shares are held by approximately 1,500 active shareholders of record.

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

On January 21, 2025 Financial declared a cash dividend for the fourth quarter of 2024 of $0.10 per common share. The dividend was paid on March 21, 2025 to shareholders of record at the close of business on March 7, 2025. Financial will evaluate the factors set forth above when making a determination of whether to continue to pay a cash dividend in 2025.

Financial does not have an active stock repurchase plan and during the quarter ended December 31, 2024, Financial repurchased no shares of common stock.

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

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Statements made in this document and in any documents that are incorporated by reference which are not purely historical are forward-looking statements, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Shareholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Financial and could cause those results to differ materially from those expressed in forward-looking statements contained in this document. These factors, many of which are beyond Financial’s control, include, but are not necessarily limited to the following:

•the effects of a pandemic on the business, customers, employees and third-party service providers of Financial or any of its acquisition targets;

•problems with technology utilized by us;

•potential exposure to fraud, negligence, computer theft and cyber-crime, and the Company’s ability to maintain the security of its data processing and information technology systems;

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

•reliance on our management team, including our ability to attract and retain key personnel;

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

Although we intend to increase other sources of revenue, our operating results depend primarily upon the Bank’s net interest income, which is determined by the difference between (i) interest and dividend income on earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. The Bank’s net income also is affected by its provision for credit losses, as well as the level of its noninterest income, including deposit fees and service charges, gains on sales of mortgage loans, and its noninterest expenses, including salaries and employee benefits, occupancy expense, data processing expenses, miscellaneous other expenses, franchise taxes, and income taxes. We anticipate that going forward, PWW will continue to enhance our operating results by providing additional noninterest income (generally investment advisory fees less operating expenses).

As discussed in more detail below,

•For the year ended December 31, 2024, Financial had net income of $7,944,000, a decrease of $760,000 from net income of $8,704,000 for the year ended December 31, 2023.

•For the year ended December 31, 2024, earnings per basic and diluted common share were $1.75, as compared to earnings of $1.91 per basic and diluted common share for the year ended December 31, 2023.

•Net interest income decreased to $29,236,000 for the current year from $29,740,000 for the year ended December 31, 2023.

•Noninterest income (exclusive of net gains on sales and calls of securities) increased to $15,075,000 for the year ended December 31, 2024, from $12,867,000 for the year ended December 31, 2023.

•Total assets as of December 31, 2024, were $979,244,000 compared to $969,371,000 at the end of 2023, an increase of $9,873,000 or 1.02%.

•Net loans (excluding loans held for sale), net of unearned income and the allowance for credit losses, increased to $636,552,000 as of December 31, 2024 from $601,921,000 as of December 31, 2023.

•The net interest margin decreased by 18 basis point to 3.11% for 2024, compared to 3.29% for 2023.

The following table sets forth select financial ratios:

	For the Year Ended
	December 31,
	2024	2023
Return on average equity	12.70%	17.07%
Return on average assets	0.80%	0.92%
Dividend yield %	2.52%	2.68%
Average equity to total average assets	6.28%	5.36%

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

In response to higher inflation and supply chain issues exacerbated by the war in Ukraine, the FOMC began increasing the target rate in March 2022, starting with a range of 0.25% to 0.50%. Through a series of increases throughout 2022 and into 2023, including raises of 50 basis points in May 2022, 75 basis points each in June, July, September, and November 2022, 50 basis points in December 2022, and 25 basis points in February 2023, the target rate reached 4.50% to 4.75%. Continuing its efforts to bring inflation in line with the Federal Reserve’s 2.0% target, the FOMC implemented three additional 25 basis point increases in March, May, and July 2023, bringing the target rate to 5.25% to 5.50%. In 2024, the Federal Reserve implemented several rate cuts, beginning in September 2024, gradually lowering the target rate to its current range of 4.75% to 5.00% as of February 2025. The FOMC has indicated that further rate adjustments will depend on incoming economic data, particularly inflation metrics and labor market conditions.

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

The allowance for credit losses on loans represents an amount which, in management’s judgment, is adequate to absorb the lifetime expected losses that may be sustained on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions, and prepayment experience. The allowance for loan credit losses is measured and recorded upon the initial recognition of a financial asset. The allowance for loan credit losses is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision for (or recovery of) credit losses, which is recorded in the Consolidated Statements of Income.

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

The allowance for credit losses (“ACL”) represents management’s best estimate of lifetime expected losses in the loan portfolio as of the reporting date. The ACL is initially recognized upon origination or acquisition of loans and reflects management’s ongoing evaluation of the loan portfolio based on current conditions, past events, and reasonable and supportable forecasts of future economic conditions, including anticipated prepayments. Additional analysis and detailed information on the ACL and loan portfolio quality can be found in “Management’s Discussion and Analysis – Analysis of Financial Condition – Asset Quality.”

Goodwill, resulting from business combinations, represents the excess of consideration transferred over the fair value of net identifiable assets acquired. Goodwill is tested annually for impairment as of September 1, or more frequently if impairment indicators arise. Impairment testing begins with a qualitative assessment to determine if further quantitative testing is necessary. If quantitative testing is conducted, impairment is measured by comparing the reporting unit’s carrying value to its fair value, calculated using discounted cash flow analysis, market comparables, or other relevant methodologies. An impairment charge is recognized if the carrying value exceeds fair value. Determining fair value involves significant management judgment, including estimates related to future cash flow projections, discount rates, growth assumptions, and market conditions. Intangible assets with finite useful lives, such as core deposit intangibles or customer relationships, are amortized on a straight-line basis over their estimated useful lives. Goodwill is the only intangible asset with an indefinite life reflected on our consolidated balance sheet.

RESULTS OF OPERATIONS

Year Ended December 31, 2024 compared to year ended December 31, 2023

Net Income

The net income for Financial for the year ended December 31, 2024, was $7,944,000 or $1.75 per basic and diluted share compared with net income of $8,704,000 or $1.91 per basic and diluted share for the year ended December 31, 2023. Note 13 of the consolidated financial statements provides additional information with respect to the calculation of Financial’s earnings per share.

The decrease of $760,000 in 2024 net income compared to 2023 was due in large part to a decrease in our net interest income as detailed below. In addition a greater increase in non-interest expense compared to non-interest income, which was driven by increases in salaries and employee benefits expense and an increase in professional fees, contributed to the increas. The decrease was offset in part by an increase in the recovery of credit losses of $476,000, from $179,000 for the year ended December 31, 2023, to $655,000 for the year ended December 31, 2024. This decrease in net income was also was offset in part by an increase in wealth management fees to $4,843,000 in 2024 from $4,197,000 in 2023, as well as a decrease in other expenses.

These operating results represent a return on average stockholders’ equity of 12.70% for the year ended December 31, 2024, compared to 17.07% for the year ended December 31, 2023. Our return on average stockholders’ equity decreased due to our decrease in net income and the increase in equity. The return on average assets for the year ended December 31, 2024, was 0.80% compared to 0.92% in 2023, primarily due to a decrease in net income and an increase in average assets.

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

Interest income increased to $44,643,000 for the year ended December 31, 2024, from $39,362,000 for the year ended December 31, 2023. This increase was due primarily to an increase in the yields on average earning assets, which primarily consist of loans and investment securities, as discussed below.

Net interest income for 2024 decreased slightly, to $29,236,000 from $29,740,000 in 2023. The rates charged on loans and received on investments grew more slowly than rates paid on deposits, which was the primary driver in the decrease of our net interest income. Our interest expense increased over 60.12%, from $9,622,000 in 2023 to $15,407,000 in 2024. The average balance of interest-bearing liabilities increased 6.05%, from $738,335,000 for the year ended December 31, 2023, to $783,003,000 for the year ended December 31, 2024. The average interest rate paid on interest-bearing liabilities increased by 67 basis points to 1.97% in 2024 from 1.30% in 2023.

The net interest margin decreased to 3.11% in 2024 from 3.29% in 2023. The average rate on earning assets increased 39 basis points from 4.36% in 2023 to 4.75% in 2024, and the average rate on interest-bearing deposits increased from 1.23% in 2023 to 1.92% in 2024. The increase was primarily caused by an increase in average time deposits, which generally pay a higher rate than demand interest-bearing and savings deposits, from $183,256,000 for the year ended December 31, 2023, to $225,894,000 for the year ended December 31, 2024. Because of Financial’s asset interest rate sensitivity, we anticipate that a decrease in interest rates likely would have a negative impact on our results of operations while an increase likely would have a positive impact on our results of operations.

The following table shows the average balances of total interest earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and related revenue, expense and corresponding weighted average yields and rates. The average balances used in this table and other statistical data were calculated using average daily balances.

Net Interest Margin Analysis
Average Balance Sheets
For the Years Ended December 31, 2024 and 2023
(dollars in thousands)
	2024			2023
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned
ASSETS	Sheet	Expense	Paid	Sheet	Expense	/Paid
Loans, including fees (1)(2)	$623,769	$34,293	5.50%	$616,047	$31,138	5.05%
Loans held for sale	3,494	212	6.07%	3,512	240	6.83%
Federal funds sold	69,216	3,629	5.24%	47,316	2,462	5.20%
Interest-bearing bank balances	8,769	775	8.84%	8,538	496	5.81%
Securities (3)	232,992	5,658	2.42%	226,637	4,963	2.19%
Federal agency equities	1,442	95	6.59%	1,325	82	6.19%
Correspondent bank equity	218	—	0.00%	116	—	0.00%

Total earning assets	939,900	44,662	4.75%	903,491	39,381	4.36%

Allowance for credit losses	(7,089)			(7,535)
Non-earning assets	62,927			54,320

Total assets	$995,738			$950,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest-bearing	398,428	3,589	0.90%	407,268	2,321	0.57%
Savings	136,169	1,866	1.37%	123,736	663	0.54%
Time deposits	225,894	9,173	4.06%	183,256	5,796	3.16%

Total interest-bearing deposits	760,491	14,628	1.92%	714,260	8,780	1.23%

Other borrowed funds
Other borrowings	9,602	376	3.92%	10,185	398	3.91%
FHLB borrowings	—	—	- %	614	31	5.05%
Financing leases	2,865	76	2.65%	3,236	86	2.66%
Capital Notes	10,045	327	3.26%	10,040	327	3.26%
Total interest-bearing liabilities	783,003	15,407	1.97%	738,335	9,622	1.30%

Noninterest bearing deposits	140,958			153,009

Other liabilities	9,202			7,955

Total liabilities	933,163			899,299

Stockholders’ equity	62,575			50,977

Total liabilities and
Stockholders’ equity	$995,738			$950,276

Net interest earnings		$29,255			$29,759

Net interest margin			3.11%			3.29%

Interest spread			2.78%			3.06%

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

Interest income and expenses are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following table shows the direct causes of the year-to-year changes in components of net interest income on a taxable equivalent basis:

	Volume and Rate
	(dollars in thousands)
	Years Ending December 31,
	2024			2023
			Change in			Change in
	Volume	Rate	Income/	Volume	Rate	Income/
	Effect	Effect	Expense	Effect	Effect	Expense
Loans	$383	$2,744	$3,127	$474	$4,729	$5,203
Federal funds sold	1,148	19	1,167	(148)	1,889	1,741
Interest-bearing deposits	14	265	279	(52)	266	214
Securities	146	549	695	71	264	335
Restricted stock	9	4	13	4	12	16
Total earning assets	1,700	3,581	5,281	349	7,160	7,509
Liabilities:
Demand interest bearing	(49)	1,317	1,268	(47)	1,888	1,841
Savings	74	1,129	1,203	(5)	593	588
Time deposits	1,519	1,860	3,379	349	4,715	5,064
FHLB borrowings	(16)	(16)	(32)	—	31	31
Capital notes	—	—	—	—	—	—
Financing leases	(10)	—	(10)	(10)	—	(10)
Other borrowings	(23)	—	(23)	(22)	(20)	(42)
Total interest-bearing liabilities	$1,495	$4,290	$5,785	$265	$7,207	$7,472
Change in net interest income	$205	$(709)	$(504)	$84	$(47)	$37

Noninterest Income of Financial

Noninterest income has been and will continue to be an important factor for increasing our profitability. Our management continues to review and consider areas where noninterest income can be increased. Noninterest income (excluding securities gains and losses) consists of income from mortgage originations and sales, service fees, income from life insurance, income from credit and debit card transactions, fees generated by the investment services of Investment, and wealth management fees earned by PWW. Service fees consist primarily of monthly service and minimum account balance fees and charges on transactional deposit accounts, treasury management fees, overdraft charges, and ATM service fees.

The Bank, through the Mortgage Division originates both conforming and non-conforming consumer residential mortgages and reverse mortgage loans primarily in the Region 2000 area as well as in Charlottesville, Harrisonburg, Roanoke, Lexington, and Blacksburg. As part of the Bank’s overall risk management strategy, all of the loans originated and closed by the Mortgage Division are presold to mortgage banking or other financial institutions. The Mortgage Division assumes no credit or interest rate risk on these mortgages. In addition, overall home inventory in our market areas has remains below historical levels. We operate the Mortgage Division with hybrid correspondent relationships that allow the Bank to close loans in its name before an investor purchases the loan. By using the Bank’s funds to close the loan (as compared to a broker relationship in which loans are funded by the purchaser of the mortgage), the Bank is able to obtain better pricing due to the slight increase in risk.

The Mortgage Division originated 633 mortgage loans, totaling approximately $190,669,000 during the year ended December 31, 2024, as compared with 609 mortgage loans, totaling $164,511,000 in 2023. The increase in originations was due to a slight decrese interest rates coupled with a slight increase in housing inventory in our markets.

Rates remained elevated throughout 2024 as compared to recent history. Loans for new home purchases comprised 81% of the total volume in 2024, as compared to 80% in 2023. The Mortgage Division’s revenue is derived from gains on sales of loans held-for-sale to the secondary market. For the year ended December 31, 2024, the Mortgage Division accounted for 7.52% of Financial’s total revenue, as compared with 7.54% of Financial’s total revenue for the year ended December 31, 2023. Mortgage contributed $827,000 and $452,000 to Financial’s pre-tax net income in 2024 and 2023, respectively. Because of the uncertainty surrounding current and near-term economic conditions, management cannot predict future mortgage rates. Management also anticipates that in the near to medium term, if rates continue to stay above 5% to 6% and prices remain relatively steady or increase, refinancing opportunities will be scarce, and the majority of the loan mix will continue to lean towards new home purchases and away from refinancing.

Recently, the Mortgage Division has established a presence in the Wytheville market area. Management expects that the Mortgage Division’s reputation in its markets and our recently added offices and producers present an opportunity for us to continue to grow the Mortgage Division’s market share and, in the longer term, revenue.

Service charges, fees, and commissions increased to $4,003,000 for the year ended December 31, 2024, from $3,901,000 for the year ended December 31, 2023, primarily due to increases related to commissions on the sales of securities, debit card fees, and treasury management fees.

Investment provides brokerage services to its clients through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third-party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and, in some cases, ongoing management fees such as mutual fund 12b-1 fees. Investment’s financial impact on our consolidated revenue has been minimal. Although management cannot predict the financial impact of Investment with certainty, management anticipates it will continue to be a relatively small component of revenue in 2025.

In the third quarter of 2008, we began providing insurance and annuity products to Bank customers and others through the Bank’s Insurance subsidiary. Insurance generates minimal revenue, and its financial impact on our consolidated revenue has been immaterial. Management anticipates that Insurance’s impact on noninterest income will remain immaterial in 2025.

We conduct our investment advisory business through PWW, which Financial acquired on December 31, 2021. PWW is a Lynchburg, Virginia-based investment advisory firm that had approximately $650 million in assets under management and advisement at the time of the acquisition. PWW operates as a subsidiary of Financial. As of December 31, 2024, PWW’s asset under management was approximately $853,970,000. PWW generates revenue primarily through investment advisory fees. The investment advisory fees will vary based on the value of assets under management. Assets under management may fluctuate due to both client action and fluctuations in the equity and debt markets. Despite the potential for fluctuation, we anticipate that PWW will continue to contribute meaningfully to the Company’s consolidated net income. For the year ended December 31, 2023, its second year of operations as a subsidiary of Financial, PWW had fee income of $4,197,000. PWW’s fee income increased to $4,843,000 for the year ended December 31, 2024. For the year ended December 31, 2024 and 2023, PWW accounted for 8.10% and 8.04% of Financial’s total revenue, respectively.

Noninterest income increased to $15,137,000 in 2024 from $12,867,000 in 2023. The following table summarizes our noninterest income for the periods indicated:

Noninterest Income of Financial

	Noninterest Income
	(dollars in thousands)
	December 31,
	2024	2023
Gains on sale of loans held for sale	$4,494	$3,938
Service charges, fees and commissions	4,003	3,901
Wealth management fees	4,843	4,197
Life insurance income	721	548
Other	1,014	283
Gain on sales and calls of securities, net	62	—

Total noninterest income	$15,137	$12,867

The following table details the Company’s noninterest expense:

Noninterest Expense of Financial

	Noninterest Expense
	(dollars in thousands)
	December 31,
	2024	2023
Salaries and employee benefits	$19,294	$18,311
Occupancy	1,964	1,819
Equipment	2,499	2,416
Supplies	542	530
Professional and other outside expenses	3,471	2,513
Data processing	3,057	2,783
Marketing	768	919
Credit expense	816	805
Other real estate expenses, net	—	40
FDIC insurance expense	441	419
Amortization of intangibles	560	560
Other	1,693	1,392
Total noninterest expense	$35,105	$32,507

The increase in noninterest expense from $32,507,000 in 2023 to $35,105,000 in 2024 was primarily driven by increases in salaries and employee benefits, professional and other outside expenses, data processing, and other expenses, partially offset by decreased marketing expenses. Salaries and employee benefits increased primarily due to higher staffing levels, salary adjustments, and additional personnel and operational costs associated with the opening of two new branch locations in 2024. In addition, the increase reflected an increase in the variable compensation component related to mortgage origination, which increased due to higher mortgage volume. Professional and other outside expenses rose significantly due to higher audit fees paid to our external audit provider, as well as increased consulting services supporting various strategic initiatives, including consultants used to negotiate contracts for the Bank. We expect the revised contracts to provide an ongoing benefit to the Bank. Data processing expenses increased as a result of higher charges from our core service provider, reflecting increased transaction volumes during the year. Other expenses grew primarily due to increased VISA card processing fees and interchange costs. Marketing expenses declined due to strategic reductions in certain advertising activities.

The efficiency ratio, calculated as noninterest expense divided by the sum of net interest income plus noninterest income, increased from 76.29% in 2023 to 79.11% in 2024. This increase was driven by higher interest expenses, which reduced net interest income, in combination with the rise in noninterest expenses outlined above. The efficiency ratio is a non-GAAP financial measure used by the Company to assess operational efficiency. No non-recurring adjustments were applied in calculating this ratio.

Income Tax Expense

For the year ended December 31, 2024, Financial had federal income tax expense of $1,979,000 as compared to a federal income tax expense of $1,575,000 in 2023, which equates to effective tax rates of 19.94% and 15.32%, respectively. Our effective tax rate was lower than the statutory corporate tax rate in 2024 because of federal income tax benefits resulting from the tax treatment of earnings on bank-owned life insurance and certain tax-free municipal securities and loans. Our effective tax rate was lower than the statutory corporate tax rate in 2023 because, in addition to the same factors in 2024, in the fourth quarter we utilized a tax benefit for Virginia state income tax purposes that has accumulated as a result of parent company-only (i.e., not consolidated) losses over time. This resulted in a one-time credit to income tax expense and led to a sharp decrease in the effective tax rate in 2023 as compared to 2024. Note 12 of the consolidated financial statements provides additional information with respect to our 2023 and 2024 federal income tax expense and deferred tax accounts.

ANALYSIS OF FINANCIAL CONDITION

As of December 31, 2024 and December 31, 2023

General

Our total assets were $979,244,000 at December 31, 2024, an increase of $9,873,000 or 1.02% from $969,371,000 at December 31, 2023, primarily due to increases in loans, net of allowance for credit losses and loans held for sale and partially offset by decreases in securities available-for-sale. As explained in more detail below, deposits increased from $878,459,000 on December 31, 2023, to $882,404,000 on December 31, 2024. These deposits were in large part used to purchase fed funds sold and securities available for sale.

Loans

Our loan portfolio is the largest and most profitable component of our earning assets. The Bank has comprehensive policies and procedures which cover both commercial and consumer loan origination and management of credit risk. Loans are underwritten in a manner that focuses on the borrower’s ability to repay through cash flow. Management’s goal is not to avoid risk, but to manage it and to include credit risk as part of the pricing decision for each product.

The Bank’s loan portfolio consists of commercial short-term lines of credit, term loans, mortgage financing and construction loans that are used by the borrower to build or develop real estate properties, and consumer loans. The consumer portfolio includes residential real estate mortgages, home equity lines and installment loans.

Loans, net of unearned income and the allowance, increased to $636,552,000 on December 31, 2024, from $601,921,000 on December 31, 2023. Total loans increased primarily due to higher demand and originations in all segments of our commercial real estate and consumer lending portfolios other than consumer open-end and residential construction, the latter of which declined by approximately $5,520,000. Competition for qualified borrowers continues to remain strong.

As of December 31, 2024, the Bank had $1,640,000, or 0.25% of its total loans, in non-accrual status compared with $391,000, or 0.06% of its total loans, at December 31, 2023. Management is continuing its efforts to reduce non-performing assets through enhanced collection efforts and the liquidation of underlying collateral when applicable. The Bank attempts to work with borrowers on a case-by-case basis to protect the Bank’s interests. However, despite our commitment, a reduction of non-accrual loans can be dependent on a number of factors, including an increase in unemployment, adverse housing market conditions, and overall economic conditions at the local, regional, and national levels. See “Asset Quality” below.

The following table summarizes net charge-offs, average loan balance and the percentage of net (charge-offs) recoveries to average loan balance for each of the Company’s loan segments at the end of the period:

	Loan Portfolio
	(dollars in thousands)
	December 31,
2024	(Recovery of) Provision for Credit Losses	Net (Charge-offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-offs) Recoveries to Average Loans
Commercial	$(20)	$192	$65,588	0.29%
Commercial real estate	(273)	7	342,641	0.00%
Consumer	(216)	(35)	77,080	-0.05%
Residential	(24)	1	138,460	0.00%
Total	$(533)	$165	$623,769	0.03%

2023
Commercial	$37	$(99)	$81,340	-0.12%
Commercial real estate	(170)	96	344,541	0.03%
Consumer	(28)	(40)	88,033	-0.05%
Residential	96	16	102,133	0.02%
Total	$(65)	$(27)	$616,047	0.00%

The following table sets forth the maturities of the loan portfolio at December 31, 2024:

	Remaining Maturities of Selected Loans
	(dollars in thousands)
	At December 31, 2024
	Less than One Year	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial	$18,853	$19,604	$10,839	$17,122	$66,418
Commercial real estate	14,330	48,727	142,180	154,178	359,415
Consumer	3,935	15,457	54,584	4,334	78,310
Residential	17,178	8,741	20,764	92,770	139,453
Total	$54,296	$92,529	$228,367	$268,404	$643,596

Loans with fixed interest rates:
Commercial	$10,747	$16,938	$4,738	$2,052	$34,475
Commercial real estate	6,934	39,672	31,345	299	78,250
Consumer	1,599	2,450	20,467	1,211	25,727
Residential	10,024	6,373	6,308	1,116	23,821
Total	$29,304	$65,433	$62,858	$4,678	$162,273

Loans with variable interest rates:
Commercial	$8,106	$2,666	$6,101	$15,070	$31,943
Commercial real estate	7,396	9,055	110,835	153,879	281,165
Consumer	2,336	13,007	34,117	3,123	52,583
Residential	7,154	2,368	14,456	91,654	115,632
Total	$24,992	$27,096	$165,509	$263,726	$481,323

Deposits

Total deposits increased by 0.45%, from $878,459,000 at December 31, 2023, to $882,404,000 at December 31, 2024. Noninterest-bearing deposits decreased by $3,945,000, or 0.45%, from $134,275,000 at December 31, 2023, to $129,692,000 at December 31, 2024. This decrease was primarily due to customers moving funds to higher-rate accounts both within and outside the Bank. Interest-bearing deposits increased by $8,528,000, or 1.15%, from $744,184,000 at December 31, 2023, to $752,712,000 at December 31, 2024.

We continue to pursue deposit growth in our Charlottesville, Harrisonburg, Roanoke, Appomattox, and Rustburg markets and remain focused on acquiring primary checking accounts from commercial loan customers to strengthen our core deposit base.

The following table sets forth the average deposit balances and the rates paid on deposits for the years indicated:

	Average Deposits and Rates Paid
	(dollars in thousands)
	Year Ended December 31,
	2024		2023
	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$140,958	—	$153,009	—
Interest-bearing deposits
Interest checking	$314,112	0.63%	$316,600	0.36%
Money market	84,316	1.89%	90,668	1.32%
Savings	136,169	1.37%	123,736	0.54%
Time deposits
Less than or equal to $250,000	184,369	4.01%	154,980	3.08%
Greater than $250,000	41,525	4.29%	28,276	3.64%
Total interest-bearing deposits	$760,491	1.92%	$714,260	1.23%
Total deposits	$901,449		$867,269

The following table includes a summary of maturities of CDs greater than $250,000:

	Maturities of CD’s Greater than $ 250,000
	(dollars in thousands)
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total
At December 31, 2024	$16,706	$12,468	$11,352	$3,720	$44,246

The total amount of all deposit categories in excess of the FDIC $250,000 insurance limit was $276,476,000 and $221,312,000 as of December 31, 2024 and 2023, respectively.

Cash and Cash Equivalents

Cash and cash equivalents decreased from $74,838,000 on December 31, 2023, to $73,309,000 on December 31, 2024. Federal funds sold increased slightly to $50,022,000 on December 31, 2024, from $49,225,000 on December 31, 2023. The increase in federal funds sold is primarily due to modest growth in total deposits. Fluctuations in federal funds sold balances reflect our ongoing liquidity management practices.

Investment Securities

The investment securities portfolio of the Bank is used as a source of income and liquidity.

The following table summarizes the fair value of the Bank’s securities portfolio for the periods indicated:

	Securities Portfolio
	(dollars in thousands)
	December 31,
	2024	2023
Held-to-maturity
U.S. agency obligations	$3,170	$3,231

Available-for-sale
U.S. treasuries	$—	$4,947
U.S. agency obligations	73,060	60,955
Mortgage - backed securities	58,973	95,079
Municipals	41,561	40,789
Corporates	14,322	14,740
Total available-for-sale	$187,916	$216,510

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

Securities held-to-maturity at amortized cost decreased slightly from $3,622,000 at December 31, 2023, to $3,606,000 at December 31, 2024, due to normal amortization of premiums. The decision to invest surplus funds into securities held-to-maturity reflects our assessment that such funds will not be required for liquidity during the securities' term, though they may be pledged for short-term borrowings or collateral for public deposits.

The portfolio of securities available-for-sale decreased from $216,510,000 at December 31, 2023, to $187,916,000 at December 31, 2024. This decrease primarily resulted from principal repayments, maturities, and calls totaling $15,854,000, combined with a decline in the fair value of the portfolio of $1,300,000 (net of tax), driven by increasing interest rates and shorter portfolio duration. During 2024, the Bank sold $31,353,000 available-for-sale securities and purchased $20,752,000 of available-for-sale securities, using liquidity from maturing securities and repayments.

The following table shows the maturities of held-to-maturity and available-for-sale securities at fair value at December 31, 2024 and 2023 and approximate weighted average yields of such securities. Weighted average yields on all securities including state and political subdivision securities are shown on a pre-tax basis. Financial attempts to maintain diversity in its portfolio and maintain credit quality and repricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on Financial’s securities, see Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution / Yield Analysis
	(dollars in thousands)
	At December 31, 2024
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years	Total
Held-to-maturity
U.S. Agency
Fair value	$—	$—	$2,177	$993	$3,170
Weighted average yield			2.88%	3.30%

Available-for-sale securities
U.S. Agency
Fair value	$13,906	$27,113	$26,275	$5,766	$73,060
Weighted average yield	1.51%	1.52%	2.30%	3.64%
Mortgage Backed Securities
Fair value	$—	$—	$8,174	$50,799	$58,973
Weighted average yield			1.60%	2.38%
Municipals
Fair value	$—	$6,132	$10,982	$24,447	$41,561
Weighted average yield		1.78%	2.42%	2.72%
Corporates
Fair value	$1,480	$2,865	$9,977	$—	$14,322
Weighted average yield	2.36%	2.75%	3.85%

Total portfolio
Fair value	$15,386	$36,110	$57,585	$82,005	$191,086
Weighted average yield	1.60%	1.66%	2.51%	2.58%

	Securities Portfolio Maturity Distribution / Yield Analysis
	(dollars in thousands)
	At December 31, 2023
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years	Total
Held-to-maturity
U.S. Agency
Fair value	$—	$—	$2,199	$1,032	$3,231
Weighted average yield			2.88%	3.27%

Available-for-sale securities
U.S Treasury
Fair value	$4,947	$—	$—	$—	$4,947
Weighted average yield	1.73%
U.S. Agency
Fair value	$—	$35,838	$23,291	$1,826	$60,955
Weighted average yield		1.50%	1.55%	2.09%
Mortgage Backed Securities
Fair value	$—	$643	$11,014	$83,422	$95,079
Weighted average yield		1.67%	1.91%	3.53%
Municipals
Fair value	$486	$3,147	$10,510	$26,646	$40,789
Weighted average yield	1.50%	2.04%	2.02%	2.60%
Corporates
Fair value	$—	$4,228	$10,512	$—	$14,740
Weighted average yield		2.62%	3.85%

Total portfolio
Fair value	$5,433	$43,856	$57,526	$112,926	$219,741
Weighted average yield	1.71%	1.65%	2.14%	3.11%

Cash surrender value of bank-owned life insurance

The Company has funded bank-owned life insurance (BOLI) for certain of its officers. The Company is the owner and sole beneficiary of the BOLI policies. As of December 31, 2024, the BOLI had a cash surrender value of $22,907,000, an increase of $1,321,000 from the cash surrender value of $21,586,000, as of December 31, 2023. The Company purchased additional BOLI in 2024 and 2023 in the amounts of $600,000 and $1,800,000, respectively. With the exception of purchases, the value of BOLI increases from the cash surrender values of the pool of insurance. The increase in cash surrender value is recorded as a component of noninterest income; however, the Company does not pay tax on the increase in cash value. This profitability is used to offset a portion of current and future employee benefit costs. BOLI can be liquidated if necessary with associated tax costs. However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position. Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

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

Funding sources for the Bank primarily include paid-in capital and customer-based deposits but also include borrowed funds and cash flow from operations. The Bank has in place several agreements that will provide alternative sources of funding, including, but not limited to, lines of credit, sale of investment securities, purchase of federal funds, advances through the Federal Home Loan Bank of Atlanta (“FHLBA”) and correspondents, and brokered certificate of deposit arrangements. Specifically,

•Additional borrowings may be obtained through the Federal Home Loan Bank of Atlanta (FHLBA). As of December 31, 2024, the Bank’s remaining available credit through the FHLBA was $242,535,000, based on the most recent calculation. The Bank currently has pledged collateral amounting to approximately $33,210,000, enabling it to borrow up to $19,911,000, of which $0 was drawn and outstanding as of December 31, 2024. Additional collateral would need to be pledged for the full credit amount to become available.

•Unsecured federal funds lines and their respective limits are maintained with the following institutions: Community Bankers’ Bank, $13,000,000, PNC Bank, $6,000,000, First National Bankers’ Bank, $10,000,000, Pacific Coast Bankers’ Bank, $20,000,000 and Zions Bank, $4,000,000.

At December 31, 2024, liquid assets, which include cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, and securities available-for-sale, totaled $261,225,000, as compared to $291,348,000 at December 31, 2023. Investment securities traditionally provide a secondary source of liquidity because they can be converted into cash in a timely manner. However, approximately $50,187,000 (current market value) of these securities are pledged to secure public deposits and unfunded lines of credit. In the event any secured line of credit is drawn upon, the related debt would need to be repaid before the securities could be sold and converted to cash.

While we have not experienced any unusual pressure on our deposit balances or our liquidity position as a result of increased interest rates or recent turmoil in the banking system, management continues to monitor our sources and uses of funds in order to meet our cash needs and cash flow requirements while maximizing profits.

Our ongoing liquidity management framework includes internal stress testing scenarios and robust contingency plans to address potential deposit volatility or market disruptions.

Management believes that the Bank has the ability to meet its liquidity needs.

The following table sets forth non-deposit sources of funding:

Funding Sources
(dollars in thousands)
	December 31, 2024
Source	Capacity	Outstanding	Available
Federal funds purchased lines (unsecured)	$53,000	$—	$53,000
Federal funds purchased lines (secured)	4,950	—	4,950
Borrowings from FHLB Atlanta (1)	242,535	—	242,535
Total	$300,485	$—	$300,485

	December 31, 2023
Source	Capacity	Outstanding	Available
Federal funds purchased lines (unsecured)	$53,000	$—	$53,000
Federal funds purchased lines (secured)	4,597	—	4,597
Borrowings from FHLB Atlanta (1)	239,927	—	239,927
Total	$297,524	$—	$297,524

(1)Currently the Bank has in place collateral in the form of 1-4 family residential mortgages and securities in the amount of approximately $33,210,000, against which $0 was drawn and outstanding on December 31, 2024. Additional collateral would be required to be pledged in order for the full $300,485,000 to be available.

At the end of 2024, approximately 31.17%, or $200,583,000 of the loan portfolio could mature or could reprice within a one-year period. At December 31, 2024, non-deposit sources of available funds totaled $300,485,000, which included $242,535,000 available from the FHLBA.

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

The following table (along with Note 18 of the consolidated financial statements) shows the minimum capital requirements and the Bank’s capital position as of December 31, 2024 and 2023:

Analysis of Capital for Bank of the James (Bank only)
(dollars in thousands)

	December 31,	December 31,
Analysis of Capital (in 000’s)	2024	2023

Tier 1 capital
Common Stock	$3,742	$3,742
Surplus	22,325	22,325
Retained earnings	65,292	65,172
Total Tier 1 capital	$91,359	$91,239

Common Equity Tier 1 Capital (CET1)	$91,359	$91,239

Tier 2 capital
Allowance for credit losses	$7,044	$7,412

Total Tier 2 capital:	$7,044	$7,412
Total risk-based capital	$98,403	$98,651

Risk weighted assets	$766,614	$737,505
Average total assets	$1,010,594	$953,757

	Actual		Regulatory Benchmarks
			For Capital	For Well
	December 31,	December 31,	Adequacy	Capitalized
	2024	2023	Purposes (1)	Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.04%	9.57%	4.000%	5.000%
Common Equity Tier 1 capital	11.92%	12.37%	7.000%	6.500%
Tier 1 risk-based capital ratio	11.92%	12.37%	8.500%	8.000%
Total risk-based capital ratio	12.84%	13.38%	10.500%	10.000%

(1)Includes capital conservation buffer of 2.5%, where applicable.

On April 13, 2020, the Company commenced a private placement of unregistered debt securities (the “2020 Offering”). In the 2020 Offering, the Company sold and closed $10,050,000 in principal of notes (the “2020 Notes”) during the second and third quarters of 2020. The 2020 Offering officially ended on July 8, 2020. The 2020 Notes bear interest at the rate of 3.25% per year with interest payable quarterly in arrears. The 2020 Notes will mature on June 30, 2025 and are subject to full or partial repayment on or after June 30, 2021. The balance of the 2020 Notes as presented on the December 31, 2024 consolidated balance sheet is net of unamortized issuance costs.

In December 2024, the Bank paid a dividend to Financial of $5,000,000. That dividend had the effect of lowering the capital ratios set forth above.

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

Stockholders’ Equity

Stockholders' equity increased from December 31, 2023, to December 31, 2024, primarily due to net income earned during the year, partially offset by dividends paid to stockholders and a decrease of $1,300,000 in the market value (mark-to-market adjustment, net of taxes) of available-for-sale securities during 2024. As of December 31, 2024, we had an unrealized loss in our securities available-for-sale portfolio of $22,915,000 as compared to $21,615,000 on December 31, 2023. The unrealized loss is due to changes in market rates of interest rather than the creditworthiness of the issuers. Financial does not expect to realize the losses, as it has the intent and ability to hold the securities until their recovery, which may be at maturity.

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

Non-accrual loans increased to $1,640,000 on December 31, 2024, from $391,000 on December 31, 2023. This increase primarily resulted from specific commercial credits being downgraded during 2024. Total charge-offs during 2024 were $84,000 compared to $236,000 in 2023. In 2024, the Bank recovered $249,000 in loans previously charged off, as compared with recoveries of $209,000 in 2023.

We also classify other real estate owned (OREO) as a nonperforming asset. OREO is the value of real property acquired by the Bank following default by the borrower. During the twelve months ended December 31, 2024 the Bank disposed of two (2) OREO properties and did not acquire any OREO properties. As of December 31, 2024 the Bank was carrying no OREO properties. The following table represents the changes in OREO balance in 2024 and 2023:

OREO Changes
(dollars in thousands)
	Year Ended December 31,
	2024	2023
Balance at the beginning of the year (net)	$—	$566
Transfers from Loans	—	—
Capitalized costs	—	—
Valuation Adjustment	—	(23)
Sales proceeds	—	(540)
Loss on sales	—	(3)
Balance at the end of the year (net)	$—	$—

Non-accrual loans plus OREO increased to $1,640,000 on December 31, 2024 from $391,000 on December 31, 2023, an increase of 319.44%.

We classified loan modifications as both performing and nonperforming assets. Loans individually evaluated are based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. We maintain a valuation allowance to the extent that the measure of the loan individually evaluated is less than the recorded investment. Loan modifications occurred when we agreed to significantly modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower. These concessions typically were made for loss mitigation purposes and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Performing loan modifications were $354,000 and $431,000 on December 31, 2024 and 2023.

The amount allocated during the year to the provision for credit losses represents management’s estimate of expected credit losses in the existing loan portfolio. Management’s policy is to maintain the allowance for credit losses at a level sufficient to absorb all expected losses over the life of the loans. Both the amount of the provision and the level of the allowance for credit losses are influenced by numerous factors, including current and forecasted economic conditions, historical credit loss experience, loan performance metrics, borrower-specific conditions, and other relevant qualitative considerations. In performing its credit loss analysis, the Bank assigns a risk rating to each loan in the Bank’s portfolio.

The Bank’s allowance for credit losses decreased 4.96%, from $7,412,000 on December 31, 2023, to $7,044,000 on December 31, 2024, primarily due to changes in the factors used in the CECL model, particularly peer data and several factors driven by positive economic trends, which includes input related to the economy, peer asset quality data, and other quantitative factors. At December 31, 2024, the allowance for credit losses was 1.09% of total loans outstanding, versus 1.22% of total loans outstanding at December 31, 2023.

Management intends to continue to be proactive in quantifying and mitigating the ongoing risk associated with all asset classes. If interest rates rise and/or the U.S. economy experiences a recession, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for credit losses. The process of identifying potential credit losses is a subjective process. Therefore, the Company maintains a general reserve to cover credit losses within the portfolio.

No non-accrual loans were excluded from loans individually evalauted impaired loans at December 31, 2024 and 2023. If interest on these loans had been accrued, such income cumulatively would have approximated $72,000 and $37,000 at December 31, 2024 and 2023, respectively. Loan payments received on non-accrual loans are applied to principal. When a loan is placed on non-accrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings. These loans were included in the nonperforming loan totals listed below.

The following table shows the balance and percentage of the Bank’s allowance for credit losses allocated to each major category of loans:

	Allocation of Allowance for Credit Losses
	(dollars in thousands)
	At December 31,
	2024		2023
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$686	10.72%	$514	10.72%
Commercial real estate	3,719	53.97%	3,985	53.97%
Consumer	842	12.56%	1,093	12.56%
Residential	1,797	22.76%	1,820	22.76%
Total	$7,044	100.00%	$7,412	100.00%

The following table provides information on the Bank’s nonperforming assets as of the dates indicated:

	Nonperforming Assets
	(dollars in thousands)
	At December 31,
	2024	2023
Nonaccrual loans
Commercial	$472	$—
Commercial Real Estate	397	391
Consumer	192	—
Residential	579	—
Total nonaccrual loans	$1,640	$391

Foreclosed Properties
Commercial	—	—
Commercial Real Estate	—	—
Consumer	—	—
Residential	—	—
Total foreclosed properties	$—	$—

Repossessed Assets	—	—

Total Nonperforming assets	$1,640	$391

Total nonperforming loans as a percentage of total loans	0.25%	0.06%
Total nonperforming loans as a percentage of total assets	0.17%	0.04%
Allowance for credit losses on loans as a percentage of nonperforming loans	429.43%	1894.56%
Allowance for credit losses on loans as a percentage of period end loans	1.09%	1.22%
Total nonaccrual loans as a percentage of total loans	0.25%	0.06%
Allowance for credit losses on loans as a percentage of nonaccrual loans	429.43%	1894.56%

The allowance for credit losses as a percentage of non-accrual loans decreased from 2023 to 2024 due to a increase in non-accrual loans during 2024. Specifically, non-accrual loans increased sharply from $391,000 at December 31, 2023, to $1,640,000 at December 31, 2024, while the allowance for credit losses decreased from $7,412,000 to $7,044,000 over the same period. This disproportionate increase in non-accrual loans compared to the allowance for credit losses resulted in a lower coverage ratio for 2024. As a community bank, the Bank remains committed to growing assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve. Based on our loan portfolio as of December 31, 2024, the non-owner occupied commercial real estate loans and the construction and land development loans were approximately 231.87% and 32.00% (based on interagency CRE guidelines) of total risk-based capital, respectively.

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

The Bank closely monitors concentrations within its commercial real estate loan portfolio. As of December 31, 2024, non-owner occupied commercial real estate loans totaled $195,089,000, or 30.31% of total loans. The Bank has minimal exposure to loans secured by large office buildings or shopping centers, which comprise less than 5% of the non-owner occupied commercial real estate portfolio. The majority of the Bank’s non-owner occupied commercial loans are secured by smaller, multi-tenant properties diversified across various industries and geographies within our market areas.

The Bank does not have any non-owner-occupied commercial loans secured by properties in major city centers. We have not seen an increase in delinquencies in loans secured by non-owner occupied commercial real estate.

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

The following table sets forth information for non-owner occupied CRE Loans for each loan category (classified by purpose code and collateral description) that comprises more than one percent (1%) of our total loans:

Commercial Real Estate Loan Portfolio (CRE) Non-Owner Occupied (in thousands) As of December 31, 2024
Collateral Description	Total Number of Loans	Current Balance	% of Total Loans	Average Balance	Weighted Avg LTV of Top 5 Loans (1)
Multi-Family (5 or more)	43	$ 52,583	8.19%	$ 1,239	53.39%
Hotel/Motel	9	32,560	5.07%	3,618	57.34%
Office Building	37	25,631	3.99%	693	58.77%
Retail Store	27	20,131	3.13%	774	62.81%
Medical Building	6	8,835	1.38%	1,473	56.60%

(1)Loan-to-value is based on collateral valuation at origination date against current bank-owned principal.

The following table sets forth information for owner occupied CRE Loans for the four largest categories of loans (classified by purpose code and collateral description) that comprises more than one percent (1%) of our total loans:

Commercial Real Estate Loan Portfolio (CRE) Owner Occupied (in thousands) As of December 31, 2024
Collateral Description	Total Number of Loans	Current Balance	% of Total Loans	Average Balance	Weighted Avg LTV of Top 5 Loans (1)
Industrial	32	$ 33,046	5.14%	$ 1,066	59.19%
Office Building	65	27,282	4.25%	379	55.58%
Medical Building	25	15,232	2.37%	609	72.99%
Retail Store	30	14,326	2.23%	494	58.74%

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

Management also is attempting to mitigate interest rate risk by limiting the dollar amount of loans carried on its balance sheet that have fixed rates in excess of five years. To reduce our exposure to interest rate risks inherent with longer term fixed rate loans, we generally do not hold such mortgages on our books. The Bank established the Mortgage Division to serve potential customers that desired longer fixed rate loans, generally in excess of ten years.

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

Other Borrowings

On April 13, 2020 the Company commenced a private placement of unregistered debt securities (the “2020 Offering”). In the 2020 Offering, the Company issued $10,050,000 in principal of notes (the “2020 Notes”) during the second and third quarters of 2020. The 2020 Notes bear interest at the rate of 3.25% per year with interest payable quarterly in arrears. The 2020 Notes will mature on June 30, 2025 and are subject to full or partial repayment on or after June 30, 2021. The balance of the 2020 Notes as presented on the December 31, 2024 and 2023 consolidated balance sheets is net of unamortized issuance costs.

On December 29, 2021 Financial borrowed $11,000,000 from National Bank of Blacksburg pursuant to a secured promissory note (the “NBB Note”). The note was modified as of July 1, 2022. Pursuant to the modified note, the note bears interest at the rate of 3.90%. The note is being amortized over a 15-year period from the original date, with a balloon payment of approximately $8,104,000 on December 31, 2026. The note is secured by a first priority lien on approximately 4.95% of the Bank’s common stock. The balance of the NBB Note is presented on the December 31, 2024 and 2023 consolidated balance sheets under “other borrowings” and is net of unamortized issuance costs. A portion of the proceeds were used to purchase 100% of the capital stock of PWW.

Financial uses borrowing in conjunction with deposits to fund lending and investing activities. Borrowings include funding of a short and long-term nature.

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings may also include federal funds purchased, which are unsecured overnight borrowings from other financial institutions, which totaled $0 as of December 31, 2024 and December 31, 2023. As set forth under “Analysis of Financial Condition - Liquidity,” above, the

Bank has the ability to borrow funds from a number of sources. The Bank had no amounts outstanding on these facilities as of December 31, 2024 and 2023.

Off-Balance Sheet Arrangements

At December 31, 2024, the Bank had rate lock commitments to originate mortgage loans through its Mortgage Division amounting to approximately $9,303,000. The Bank recorded $42,000 in net other assets in relation to its interest rate lock commitments at December 31, 2024. The Bank has entered into corresponding commitments with third party investors to sell each of these loans that close. No other obligation exists.

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

	Contract Amounts
	(dollars in thousands) at
	December 31,
	2024	2023
Commitments to extend credit	$182,522	$173,148
Standby letters of credit	3,507	2,636
Total	$186,029	$175,784

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

Real Property located at 2935 Rockfish Valley Highway, Nellysford, Virginia. On September 18, 2023, the Bank purchased real property located at 2935 Rockfish Valley Highway, Nellysford, Virginia. The building on the property previously served as a bank branch for another financial institution. The Bank anticipates that the cost to upfit the building will be minimal. The property is a subject to a restrictive covenant that prohibits the Bank from using the property for any banking-related activity until the covenant expires in September 2025. The Bank currently operates a temporary branch at 2800 Rockfish Valley Highway, Nellysford, Virginia and intends to relocate to this location after the covenant expires.

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

Not applicable

Item 8.Financial Statements and Supplementary Data

The following financial statements are filed as a part of this report:

Management’s Annual Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firms

Consolidated Financial Statements

Balance Sheets, December 31, 2024 and December 31, 2023

Statements of Income, Years Ended December 31, 2024 and December 31, 2023

Statements of Comprehensive Income, Years Ended December 31, 2024 and December 31, 2023

Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2024 and December 31, 2023

Statements of Cash Flows, Years Ended December 31, 2024 and December 31, 2023

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Bank of the James Financial Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Bank of the James Financial Group, Inc. and its subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company changed its accounting for segment reporting in 2023. We also have audited the adjustments to the 2023 financial statements to retrospectively apply the change in accounting for segment reporting, as described in Note 9. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2023 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses - Collectively Evaluated Loans

As described in Note 5 to the Company’s financial statements, the Company has a gross loan portfolio of approximately $643.6 million and related allowance for credit losses (ACL) of $7.0 million as of December 31, 2024. As described by the Company in Note 2, the Company uses the discounted cash flow method to estimate expected credit losses for loans that are collectively evaluated. In addition to its own loss experience, the Company also includes peer bank historical loss experience in its assessment of expected credit losses to determine the allowance for credit losses. For the purposes of calculating its quantitative reserves, the Company has segmented its loan portfolio based on loans which share similar risk characteristics. Within the quantitative portion of the calculation, the Company utilizes at least one or a combination of loss drivers, which may include unemployment rates and/or gross domestic product to adjust its loss rates over a reasonable and supportable forecast period of one year. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company utilizes a qualitative scorecard. Qualitative factors considered include variability in the economic forecast, changes in volume and severity of adversely classified loans, changes in concentrations of credit, changes in the nature and volume of the loan segments, factors related to credit administration, and other risks not embedded in the data used in the model.

We identified the Company’s estimate of the allowance for credit losses, and more specifically the allowance on loans collectively evaluated, as a critical audit matter. The principal considerations for our determination of the collectively evaluated portion of the allowance for credit losses as a critical audit matter is related to the high degree of subjectivity in the Company’s determination of significant model assumptions, including the determination of macroeconomic data in the reasonable and supportable forecasts and qualitative factor adjustments. Auditing these complex judgments and assumptions by the Company involves a high degree of auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included the following:

•We obtained an understanding of the Company’s methodology and process for establishing the allowance for credit losses, including the selection and application of forecasts and the basis for development and related adjustments of the qualitative factor component of the allowance for credit losses.

•We tested the completeness and accuracy of the significant inputs into the model including the underlying data used to develop the qualitative factors and forecasts.

•We tested the computational accuracy of the model utilized to determine the allowance for credit losses by recalculating the model outputs.

•We evaluated the relevance and reasonableness of assumptions related to the determination of qualitative factor adjustments and the forecasting component of the allowance for credit losses by comparing the data used in the model to internally developed, third‐party sources, and other audit evidence gathered.

/s/ Elliott Davis, PLLC

We have served as the Company's auditor since 2024.

Raleigh, North Carolina

March 26, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Bank of the James Financial Group, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the changes in the Company's disclosures about segments and related information in Note 9, the accompanying consolidated balance sheet of Bank of the James Financial Group, Inc. and its subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). The 2023 financial statements before the effects of the adjustments described in Note 9 are not presented herein. In our opinion, before the effects of the adjustments to retrospectively apply the changes in the Company's disclosures about segments and related information in Note 9, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to retrospectively apply the changes in the Company's disclosures about segments and related information in Note 9 and, accordingly we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Yount, Hyde & Barbour, P.C.

We served as the Company’s auditor from 2006 to 2024.

Winchester, Virginia

March 27, 2024

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except per share amounts)

	December 31,	December 31,
Assets	2024	2023
Cash and due from banks	$23,287	$25,613
Federal funds sold	50,022	49,225
Total cash and cash equivalents	73,309	74,838

Securities held-to-maturity, at amortized cost (fair value of $3,170 and $3,231 as of December 31, 2024 and 2023), net of allowance for credit loss of $0 in 2024 and 2023	3,606	3,622
Securities available-for-sale, at fair value	187,916	216,510
Restricted stock, at cost	1,821	1,541
Loans, net of allowance for credit losses of $7,044 in 2024 and $7,412 in 2023	636,552	601,921
Loans held for sale	3,616	1,258
Premises and equipment, net	18,959	18,141
Interest receivable	3,065	2,835
Cash value - bank owned life insurance	22,907	21,586
Customer relationship intangibles	6,725	7,285
Goodwill	2,054	2,054
Other assets	18,714	17,780
Total assets	$979,244	$969,371

Liabilities and Stockholders' Equity
Deposits
Noninterest bearing demand	$129,692	$134,275
NOW, money market and savings	522,208	538,229
Time deposits	230,504	205,955
Total deposits	882,404	878,459

Capital notes, net	10,048	10,042
Other borrowings	9,300	9,890
Interest payable	722	480
Other liabilities	11,905	10,461
Total liabilities	$914,379	$909,332
Commitments and Contingencies

Stockholders' equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$-	$-
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,543,338 as of December 31, 2024 and 2023	9,723	9,723
Additional paid-in-capital	35,253	35,253
Retained earnings	42,804	36,678
Accumulated other comprehensive loss	(22,915)	(21,615)
Total stockholders' equity	$64,865	$60,039

Total liabilities and stockholders' equity	$979,244	$969,371

See Notes to the Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands)

	For the Year Ended
	December 31,
Interest Income	2024	2023
Loans	$34,505	$31,378
Securities
US Government and agency obligations	1,471	1,273
Mortgage backed securities	2,315	1,899
Municipals - taxable	1,237	1,139
Municipals - tax exempt	73	73
Dividends	95	82
Corporates	543	560
Interest bearing deposits	775	496
Federal Funds sold	3,629	2,462
Total interest income	$44,643	$39,362

Interest Expense
Deposits
NOW, money market savings	5,455	2,984
Time Deposits	9,173	5,796
FHLB borrowings	-	31
Finance leases	76	86
Capital notes	376	327
Other borrowings	327	398
Total interest expense	15,407	9,622

Net interest income	29,236	29,740

Provision for (recovery of) credit losses	(655)	(179)

Net interest income after recovery of credit losses	29,891	29,919

Noninterest income
Gain on sales of loans held for sale	4,494	3,938
Service charges, fees and commissions	4,003	3,901
Wealth management fees	4,843	4,197
Life insurance income	721	548
Income from SBIC fund	934	135
Other	80	148
Gain on sales and calls of securities, net	62	-

Total noninterest income	15,137	12,867

Noninterest expenses
Salaries and employee benefits	19,294	18,311
Occupancy	1,964	1,819
Equipment	2,499	2,416
Supplies	542	530
Professional and other outside expenses	3,471	2,513
Data processing	3,057	2,783
Marketing	768	919
Credit expense	816	805
Other real estate expenses, net	-	40

See Notes to the Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands)

FDIC insurance expense	441	419
Amortization of intangibles	560	560
Other	1,693	1,392
Total noninterest expenses	35,105	32,507

Income before income taxes	9,923	10,279

Income tax expense	1,979	1,575

Net Income	$7,944	$8,704

Weighted average shares outstanding - basic and diluted	4,543,338	4,562,374

Earnings per common share - basic and diluted	$1.75	$1.91

See Notes to the Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	For the Year Ended
	December 31,
	2024	2023
Net Income	$7,944	$8,704
Other comprehensive income:
Unrealized gains on securities available-for-sale	(1,582)	6,540
Tax effect	331	(1,374)
Reclassification adjustment for gains included in net income (1)	(62)	-
Tax effect (2)	13	-
Other comprehensive income, net of tax	(1,300)	5,166

Comprehensive income	$6,644	$13,870

(1)Gains are included in “gain on sales and calls of securities, net” on the consolidated statements of income.

(2)The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

See Notes to the Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands except per share amounts)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	(Loss)	Total

Balance at December 31, 2022	4,628,657	$9,905	$36,068	$31,034	$(26,781)	$50,226

Net Income	-	-	-	8,704	-	8,704

Dividends paid on common stock ($0.32 per share)	-	-	-	(1,461)	-	(1,461)

Repurchase of common stock	(85,319)	(182)	(815)	-	-	(997)

Adoption of ASU 2016-13	-	-	-	(1,599)	-	(1,599)

Other comprehensive income	-	-	-	-	5,166	5,166

Balance at December 31, 2023	4,543,338	$9,723	$35,253	$36,678	$(21,615)	$60,039

Net Income	-	-	-	7,944	-	7,944

Dividends paid on common stock ($0.40 per share)	-	-	-	(1,818)	-	(1,818)

Other comprehensive loss	-	-	-	-	(1,300)	(1,300)

Balance at December 31, 2024	4,543,338	$9,723	$35,253	$42,804	$(22,915)	$64,865
See Notes to the Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2024	2023

Cash flows from operating activities
Net Income	$7,944	$8,704

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,378	1,407
Net amortization of premiums and discounts on securities	571	1,440
Amortization of debt issuance costs	6	10
(Gain) on sales of available-for-sale securities	(62)	-
(Gain) on sales of loans held for sale	(4,494)	(3,938)
Proceeds from sales of loans held for sale	192,805	169,614
Origination of loans held for sale	(190,669)	(164,511)
Provision for (recovery of) credit losses	(655)	(179)
Loss on sale of other real estate owned	-	3
Impairment of other real estate owned	-	23
Expense (benefit) for deferred income taxes	28	(356)
Bank owned life insurance income	(721)	(548)
(Increase) in interest receivable	(230)	(99)
Decrease (increase) in other assets	50	(3,512)
Increase in interest payable	242	391
Amortization of intangibles	560	560
Increase in other liabilities	1,756	483

Net cash provided by operating activities	$8,509	$9,492

Cash flows from investing activities
Purchases of securities available-for-sale	$(20,752)	$(34,853)
Proceeds from maturities, calls and paydowns of securities available-for-sale	15,854	12,127
Proceeds from sale of securities available-for-sale	31,353	-
Purchases of bank owned life insurance	(600)	(1,800)
Purchases of Federal Home Loan Bank stock	(29)	(154)
Proceeds from sale of other real estate owned, net	-	540
Origination of loans, net of principal collected	(34,098)	2,379
Purchases of premises and equipment	(2,550)	(1,574)
Purchases of restricted securities	(251)	-
Purchase of SBIC fund	(100)	-

Net cash (used in) investing activities	$(11,173)	$(23,335)

Cash flows from financing activities
Net increase in deposits	$3,945	$30,321
Principal payments on finance lease obligations	(402)	(367)
Repurchase of common stock	-	(997)
Dividends paid to common stockholders	(1,818)	(1,461)
Principal payments on bank loan	(590)	(577)

See Notes to the Consolidated Financial Statements

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

Net cash provided by financing activities	$1,135	$26,919

(Decrease) increase in cash and cash equivalents	(1,529)	13,076

Cash and cash equivalents at beginning of period	$74,838	$61,762

Cash and cash equivalents at end of period	$73,309	$74,838

Non cash transactions
Fair value adjustment for securities available-for-sale	$(1,644)	$6,540
Lease liabilities arising from right-of-use assets	212	-

Cash transactions
Cash paid for interest	$15,165	$9,231
Cash paid for income taxes	1,850	1,865

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

On December 31, 2021, Financial completed its acquisition of all the outstanding shares of Pettyjohn, Wood & White, Inc. (“PWW”), a Lynchburg, Virginia-based investment advisory firm with approximately $650 million in assets under management and advisement at the time of the acquisition. The acquisition was undertaken to enhance Financial’s service line offerings as well as augment its noninterest income streams. PWW operates as a subsidiary of the Company.

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

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held-to-maturity or trading, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income . Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities, earlier of call or maturity date. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit losses in the Consolidated Statements of Income. The Company did not have an allowance for credit losses on held-to-maturity securities as of December 31, 2024 or December 31, 2023.

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

Changes in the allowance for credit losses are recorded as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2024 and December 31, 2023, there was no allowance for credit loss related to the available-for-sale portfolio.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued)

Accrued interest receivable on available-for-sale securities totaled approximately $1,150,000 and $1,143,000 at December 31, 2024 and December 31, 2023, respectively, and was excluded from the estimate of credit losses. Accrued interest receivable is recorded under “Interest Receivable” on the Company’s Consolidated Balance Sheets.

Restricted Stock

As members of the Federal Reserve Bank (FRB) and the Federal Home Loan Bank of Atlanta (FHLBA), the Bank is required to maintain certain minimum investments in the common stock of the FRB and FHLBA. Required levels of investment are based upon the Bank’s capital and a percentage of qualifying assets. The Bank also maintains stock ownership in Community Bankers’ Bank (CBB) and First National Bankers’ Bank (FNBB). The investment in these correspondent banks is minimal and is not mandated but qualifies the Bank for preferred pricing on services offered by CBB and FNBB. Based on liquidation restrictions, all of these investments are carried at cost, less impairment, if any.

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

The Company estimates its allowance for credit losses using two primary techniques, as appropriate for each loan portfolio segment.

For our agricultural loans, we use a remaining life method (also known as the WARM method). This approach calculates the weighted-average remaining life of the loan pool (taking into account contractual maturities and expected repayment speeds) and applies a historical average annual loss rate over that remaining life to estimate the pool’s lifetime credit loss rate. We then adjust this lifetime loss estimate for current economic conditions, peer data, and reasonable-and-supportable forecasts to arrive at the allowance for credit losses for the agricultural portfolio. The principal balance of loans in the agricultural portfolio, which is included within the commercial classification below, was $4,172,000 and $3,024,000 at December 31, 2024 and 2023, respectively.

For other loan segment portfolios, the Company uses a discounted cash flow model to estimate its current expected credit losses. For the purposes of calculating its quantitative reserves, the Company has segmented its loan portfolio based on loans which share similar risk characteristics. Within the quantitative portion of the calculation, the Company utilizes at least one or a combination of loss drivers, which include unemployment rates and gross domestic product (“GDP”), to adjust its loss rates over a reasonable and supportable forecast period of one year. In addition, peer data is incorporated into the model. A straight-line reversion technique is used for the following four quarters, at which time the Company reverts to historical averages. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider qualitative factors, including but not limited to: variability in the economic forecast, changes in volume and severity of adversely classified loans, changes in concentrations of credit, changes in the nature and volume of the loan segments, factors related to credit administration, and other idiosyncratic risks not embedded in the data used in the model.

Loans that do not share risk characteristics are individually evaluated. The Company designates individually evaluated loans on non-accrual status as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk and loans for which the repayment is expected to be provided substantially through the

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued)

operation or sale of the collateral. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under CECL, for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is recognized.

The adoption of CECL did not significantly change the Company’s existing credit risk management and monitoring processes, including policies regarding the identification of past-due or delinquent borrowers, non-accrual classification, or charge-offs.

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

Accrued Interest Receivable

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the allowance for credit losses for both loans and held-to-maturity securities, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled approximately $1,912,000 and $1,688,000 on loans and $1,154,000 and $1,147,000 on held-to-maturity and available-for-sale securities at December 31, 2024 and 2023, and is included in “Interest Receivable” on the Company’s Consolidated Balance Sheets.

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

Business Segments

As of December 31, 2024, we operated three business segments, community banking, mortgage banking, and investment advisory services. The community banking segment includes both commercial and consumer lending and provides customers such products as commercial loans, real estate loans, and other business financing and consumer loans. In addition, this segment provides customers with several choices of deposit products, including demand deposit accounts, savings accounts and certificates of deposit. The mortgage banking segment engages primarily in the origination of residential mortgages for sale into the secondary market. The investment advisory segment provides investment management for a fee through PWW. For additional information, refer to Note 9 “Business Segments.”

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income. At December 31, 2024 and 2023, there were no liabilities recorded for unrecognized tax benefits.

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

Reclassifications

Management has made certain immaterial reclassifications to the prior year financial statements to conform to the 2024 presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued)

Comprehensive income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains (losses) on available-for-sale securities.

Business Combinations

Business combinations are accounted for under ASC 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Companyutilizes third party valuations based on discounted cash flow analysis or other valuation techniques. Acquisition costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of costs to the Company include systems conversions, integration planning consultants, contract terminations, and advertising costs. The Company will account for acquisition costs in the periods in which the costs are incurred and the services are received. The costs to issue debt or equity securities will be recognized in accordance with other applicable accounting guidance. These acquisition-related costs are included on the Company’s Consolidated Statements of Income classified within “Other” in the noninterest expense caption.

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

The Company records as goodwill the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. The Company will review the carrying value of the goodwill at least annually or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Company elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists. The Company has selected September 1 of each year as the date to perform the annual impairment test. Based upon Financial’s qualitative assessment in September 2024, it was concluded that no impairment was present.

In connection with the acquisition of PWW, the Company recorded an intangible asset for customer relationships in the amount of $8,406,000. The Company is using straight line amortization over a period of 15 years, resulting in annual amortization of $560,000. As of December 31, 2024, the intangible asset, net of amortization, was $6,725,000.

Marketing

The Company expenses advertising costs as incurred. Advertising expenses were $768,000 and $919,000 for 2024 and 2023, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued)

Accounting Standards Adopted in 2024

ASU 2023-07: The Company adopted ASU 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures” on December 31, 2024. The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures about a reportable segment profit or loss and assets currently required by FASB ASU Topic 280 in interim periods, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. The amendments were applied retrospectively. The adoption of ASU 2023-07 did not to have a material impact on the Company’s consolidated financial statements.

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

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. At adoption, the after tax impact to retained earnings was an approximate reduction of $1,599,000 based on our evaluation as of that date. This adjustment consisted of increases to the allowance for credit losses on loans, as well as the Company’s allowance for unfunded loan commitments.

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

The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on non-accrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.

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

Note 3 - Restrictions on cash

To comply with Federal Reserve regulations, the Bank may be required to maintain certain average cash reserve balances. There were no daily average cash reserve requirements for the weeks including December 31, 2024 and 2023, respectively. The Federal Reserve announced they were reducing the reserve requirement ratio to zero percent across all deposit tiers as of March 26, 2020. This decision came as the COVID-19 pandemic began to impact much of the way financial institutions both operate and serve their customers.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Securities

A summary of the amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2024
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$3,606	$—	$(436)	$3,170

Available-for-sale
U.S. agency obligations	79,976	—	(6,916)	73,060
Mortgage-backed securities	69,312	9	(10,348)	58,973
Municipals	52,123	—	(10,562)	41,561
Corporates	15,510	—	(1,188)	14,322

	$216,921	$9	$(29,014)	$187,916

	December 31, 2023
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$3,622	$—	$(391)	$3,231

Available-for-sale
U.S. Treasuries	$4,985	$—	$(38)	$4,947
U.S. agency obligations	68,515	—	(7,560)	60,955
Mortgage-backed securities	103,992	608	(9,521)	95,079
Municipals	50,856	—	(10,067)	40,789
Corporates	15,523	—	(783)	14,740

	$243,871	$608	$(27,969)	$216,510

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 –Securities (continued)

The following tables summarize the fair value of securities available for sale as of December 31, 2024 and 2023 and the corresponding amounts of unrealized losses. Management uses the valuation as of year-end in determining when securities are in an unrealized loss position (amounts in thousands):

December 31, 2024	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. agency obligations	$11,455	$324	$61,606	$6,592	$73,061	$6,916
Mortgage-backed securities	4,026	176	54,207	10,172	58,233	10,348
Municipals	1,847	31	39,714	10,531	41,561	10,562
Corporates	7,392	608	6,930	580	14,322	1,188

Total	$24,720	$1,139	$162,457	$27,875	$187,177	$29,014

December 31, 2023	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasuries	$—	$—	$4,947	$38	$4,947	$38
U.S. agency obligations	—	—	60,955	7,560	60,955	7,560
Mortgage-backed securities	—	—	62,242	9,521	62,242	9,521
Municipals	1,799	25	38,990	10,042	40,789	10,067
Corporates	—	—	6,740	783	6,740	783

Total	$1,799	$25	$173,874	$27,944	$175,673	$27,969

As of December 31, 2024, the Bank owned 123 securities in an unrealized loss position. Of the securities, 28 were S&P rated AAA, 83 were rated AA, three were rated A, three were rated BBB, and six were non-rated. As of December 31, 2024, 54 of these securities were municipal issues, 56 were backed by the U.S. government, and 13 were issues of publicly traded domestic corporations. The Company monitors its municipal and corporate securities by periodically reviewing the issuer’s cash-flow and revenue streams, as well as other economic factors that could affect the issuer’s ability to service and/or repay the debt.

The Company has evaluated available for sale securities in an unrealized loss position for credit related impairment at December 31, 2024 and 2023 and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuers to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 –Securities (continued)

(5) the Company does not intend to sell any of the investments before recovery of its amortized cost basis, nor is it likely that management will be required to sell the securities. As such, there was not an allowance for credit losses on available-for-sale securities at December 31, 2024 or 2023.

The Company’s held-to-maturity portfolio is covered by the explicit or implied guarantee of the United States government or one of its agencies and rated investment grade or higher. As a result, the Company did not have an allowance for credit losses on held-to-maturity securities as of December 31, 2024 or December 31, 2023.

All held-to-maturity and available for sale securities were current with no securities past due or on non-accrual as of December 31, 2024 and 2023.

The amortized costs and fair values of securities at December 31, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Values	Cost	Values
Due in one year or less	$—	$—	$15,524	$15,386
Due after one year through five years	—	—	39,295	36,110
Due after five years through ten years	2,419	2,177	63,085	55,408
Due after ten years	1,187	993	99,017	81,012

	$3,606	$3,170	$216,921	$187,916

The Bank received $31,353 and $0 in proceeds from sales of securities available-for-sale in 2024 and 2023, respectively. Gross realized gains amounted to $103 and $0 in 2024 and 2023, respectively. Gross realized losses amounted to $41 and $0 in 2024 and 2023, respectively.

At December 31, 2024 and 2023, securities with a carrying value of $50,178 and $43,092, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Note 5 - Loans and allowance for credit losses

On January 1, 2023, the Company adopted the amendments within ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Accordingly, the Company’s financial results for reporting periods beginning after January 1, 2023 are presented in accordance with ASC 326. For a detailed discussion of the impact of the adoption of ASU 2016-13 and information related to loans and credit quality, including accounting policies and methodologies used to estimate the allowance for credit losses, see Note 2.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for credit losses (continued)

The Company’s primary portfolio segments align with the methodology applied in estimating the allowance for credit losses under CECL and are reflected as such in the disclosures as of and for the periods ended December 31, 2024 and 2023 as provided below.

Loan Segments:	Loan Classes:
Commercial	Commercial and Industrial Loans
Commercial Real Estate	Commercial Mortgages – Owner Occupied
Commercial Mortgages – Non-Owner Occupied
Commercial Construction/Land
Consumer	Consumer Open-End
Consumer Closed-End
Residential	Residential Mortgages
Residential Consumer Construction/Land

Each of the foregoing segments has a unique risk profile, detailed as follows:

•Commercial Loans: Credit risk for the loans (primarily to businesses) is primarily influenced by borrower cash flows, business health, and management effectiveness. Economic downturns, industry-specific challenges, or adverse business conditions can affect borrower repayment capacity. Loans are typically secured by business assets or personal guarantees.

•Commercial Real Estate Loans: This portfolio, consisting of loans to finance owner-occupied and non-owner-occupied properties, depends heavily on local real estate market conditions, including occupancy rates, rental income, and property values. The Bank maintains conservative underwriting standards, limiting loan-to-value ratios generally to 80% or less, and monitors portfolio concentration closely. Exposure to large office buildings and shopping centers is minimal, with most lending secured by multi-tenant properties diversified across various local industries and geographies.

•Consumer Loans: Consumer loans (primarily personal installment loans, auto loans, and home equity lines) are influenced by borrowers' employment stability and personal financial circumstances. Repayment can be impacted by economic downturns, unemployment rates, or rising costs of living. Loans in this segment may be unsecured or secured by depreciating collateral such as automobiles.

•Residential Mortgage Loans: Comprised of 1-4 family home mortgages (often owner-occupied). Risks primarily involve borrower employment and income stability, along with local housing market dynamics. These loans are secured by first-lien residential real estate. Long amortization periods (10–30 years) mean credit quality can be impacted by housing market cycles and interest rate changes. Conservative underwriting standards, such as prudent loan-to-value ratios and income verification, mitigate risk exposure.

The Bank actively monitors and manages these risks through comprehensive underwriting standards, regular portfolio reviews, stress testing, and ongoing oversight by management and the board.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for credit losses (continued)

A summary of loans, net (1) is as follows (dollars in thousands):
	As of	As of
	December 31, 2024	December 31, 2023
Commercial	$ 66,418	$ 65,324
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	140,443	131,519
Commercial Mortgages-Non-Owner Occupied	195,089	175,344
Commercial Construction/Land	23,883	21,966
Consumer
Consumer Open-End	50,041	50,282
Consumer Closed-End	28,269	26,235
Residential:
Residential Mortgages	113,303	106,990
Residential Consumer Construction/Land	26,150	31,673

Total loans	$ 643,596	$ 609,333

Less allowance for credit losses	7,044	7,412

Net loans	$ 636,552	$ 601,921

(1)Includes net deferred costs of $589 and $961 as of December 31, 2024 and 2023 respectively.

The following table presents the amortized cost basis of collateral dependent loans by loan segment:

Collateral Dependent Loans	December 31, 2024
(dollars in thousands)	Business/Other Assets	Real Estate
Commercial	$ 3,315	$ -
Commercial Real Estate	-	7,350
Consumer	-	592
Residential	-	1,369
Total	$ 3,315	$ 9,311

Collateral Dependent Loans	December 31, 2023
(dollars in thousands)	Business/Other Assets	Real Estate
Commercial	$ 313	$ -
Commercial Real Estate	-	3,566
Consumer	-	329
Residential	-	1,105
Total	$ 313	$ 5,000

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for credit losses (continued)

The following tables present the activity in the allowance for credit losses for the year-to-date periods ended and the distribution of the allowance by segment as of December 31, 2024 and 2023:

	Allowance for Credit Losses
	(dollars in thousands)
	As of and For the Year Ended December 31, 2024

		Commercial
2024	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:

Beginning Balance	$514	$3,985	$1,093	$1,820	$7,412
Charge-Offs	(8)	-	(76)	-	(84)
Recoveries	200	7	41	1	249
Provision (recovery of provision)	(20)	(273)	(216)	(24)	(533)
Ending Balance	$686	$3,719	$842	$1,797	$7,044

	Allowance for Credit Losses
	(dollars in thousands)
	As of and For the Year Ended December 31, 2023

		Commercial
2023	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:

Beginning Balance	$1,102	$2,902	$904	$1,351	$6,259
Adoption of ASU 2016-13	(526)	1,157	257	357	1,245
Charge-Offs	(149)	-	(84)	(3)	(236)
Recoveries	50	96	44	19	209
Provision (recovery of provision)	37	(170)	(28)	96	(65)
Ending Balance	$514	$3,985	$1,093	$1,820	$7,412

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

•“Substandard.” These are loans having a risk rating of 7. Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of the Bank’s credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect the Bank. There is a distinct possibility that the Bank will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically need to be downgraded unless the loan is significantly past due and the borrower’s performance and financial condition provides evidence that it is probable that the Bank will be unable to collect all amounts due.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for credit losses (continued)

The table below details the amortized cost of the classes of loans by credit quality indicator and year of origination as of December 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial
Risk Rating
Pass	$ 10,412	$ 3,680	$ 2,901	$ 7,188	$ 734	$ 16,070	$ 21,602	$ 341	$ 62,928
Special Mention	-	-	41	79	-	-	-	-	120
Substandard	-	922	13	43	-	569	1,654	169	3,370
Total	$ 10,412	$ 4,602	$ 2,955	$ 7,310	$ 734	$ 16,639	$ 23,256	$ 510	$ 66,418

Commercial Real Estate:
Commercial Mort. - Owner Occupied
Risk Rating
Pass	$ 21,261	$ 8,959	$ 21,770	$ 39,881	$ 5,663	$ 35,869	$ 1,564	$ 153	$ 135,120
Special Mention	-	-	-	-	-	451	-	-	451
Substandard	-	93	-	2,898	44	1,837	-	-	4,872
Total	$ 21,261	$ 9,052	$ 21,770	$ 42,779	$ 5,707	$ 38,157	$ 1,564	$ 153	$ 140,443

Commercial Mort. - Non-Owner Occupied
Risk Rating
Pass	$ 39,659	$ 12,203	$ 49,273	$ 27,410	$ 9,698	$ 49,206	$ 6,467	$ -	$ 193,916
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	1,173	-	-	-	1,173
Total	$ 39,659	$ 12,203	$ 49,273	$ 27,410	$ 10,871	$ 49,206	$ 6,467	$ -	$ 195,089

Commercial Construction/Land
Risk Rating
Pass	$ 7,180	$ 1,496	$ 768	$ 9,497	$ 1,976	$ 1,020	$ 641	$ -	$ 22,578
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	951	354	-	-	-	-	1,305
Total	$ 7,180	$ 1,496	$ 1,719	$ 9,851	$ 1,976	$ 1,020	$ 641	$ -	$ 23,883

Consumer:
Consumer - Open-End
Risk Rating
Pass	$ -	$ -	$ -	$ -	$ -	$ -	$ 48,531	$ 1,110	$ 49,641
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	400	400
Total	$ -	$ -	$ -	$ -	$ -	$ -	$ 48,531	$ 1,510	$ 50,041

Consumer - Closed-End
Risk Rating

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pass	$ 6,660	$ 4,548	$ 9,634	$ 382	$ 398	$ 6,366	$ -	$ -	$ 27,988
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	37	-	119	-	-	125	-	-	281
Total	$ 6,697	$ 4,548	$ 9,753	$ 382	$ 398	$ 6,491	$ -	$ -	$ 28,269

Residential:
Residential Mortgages
Risk Rating
Pass	$ 18,418	$ 23,905	$ 22,954	$ 9,082	$ 8,376	$ 28,572	$ -	$ -	$ 111,307
Special Mention	-	-	-	-	-	73	-	-	73
Substandard	-	-	265	-	103	1,555	-	-	1,923
Total	$ 18,418	$ 23,905	$ 23,219	$ 9,082	$ 8,479	$ 30,200	$ -	$ -	$ 113,303

Residential Consumer Construction/Land
Risk Rating
Pass	$ 12,522	$ 6,375	$ 2,436	$ 1,161	$ 848	$ 2,808	$ -	$ -	$ 26,150
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total	$ 12,522	$ 6,375	$ 2,436	$ 1,161	$ 848	$ 2,808	$ -	$ -	$ 26,150

Totals:
Risk Rating
Pass	$ 116,112	$ 61,166	$ 109,736	$ 94,601	$ 27,693	$ 139,911	$ 78,805	$ 1,604	$ 629,628
Special Mention	-	-	41	79	-	524	-	-	644
Substandard	37	1,015	1,348	3,295	1,320	4,086	1,654	569	13,324
Total	$ 116,149	$ 62,181	$ 111,125	$ 97,975	$ 29,013	$ 144,521	$ 80,459	$ 2,173	$ 643,596

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for credit losses (continued)

The following table details the current period gross charge-offs of loans by year of origination for the years ended of December 31, 2024 and 2023:

Charge-Offs by Origination Year (in thousands)

For the year endedDecember 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total	Revolving Loans Converted to Term
Commercial	$ -	$ 8	$ -	$ -	$ -	$ -	$ -	$ 8	$ -
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Construction/Land	-	-	-	-	-	-	-	-	-
Consumer:
Consumer Open-End	-	-	-	-	-	2	-	2	-
Consumer Closed-End	-	-	74	-	-	-	-	74	-
Residential:
Residential Mortgages	-	-	-	-	-	-	-	-	-
Residential Consumer Construction/Land	-	-	-	-	-	-	-	-	-

Total	$ -	$ 8	$ 74	$ -	$ -	$ 2	$ -	$ 84	$ -

For the year ended December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total	Revolving Loans Converted to Term
Commercial	$ -	$ -	$ -	$ 17	$ -	$ 132	$ -	$ 149	$ -
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Construction/Land	-	-	-	-	-	-	-	-	-
Consumer:
Consumer Open-End	-	-	-	-	-	6	7	13	-
Consumer Closed-End	19	33	19	-	-	-	-	71	-
Residential:
Residential Mortgages	-	-	-	-	-	3	-	3	-
Residential Consumer Construction/Land	-	-	-	-	-	-	-	-	-

Total	$ 19	$ 33	$ 19	$ 17	$ -	$ 141	$ 7	$ 236	$ -

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for credit losses (continued)

The following table details loans on nonaccrual status as of December 31, 2024 and 2023:

Loans on Nonaccrual Status
(dollars in thousands)

December 31, 2024
Nonaccrual Loans
	With No Allowance	With an Allowance	Total
Commercial	$ 279	$ 193	$ 472
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	43	-	43
Commercial Mortgages-Non-Owner Occupied	-	-	-
Commercial Construction/Land	354	-	354
Consumer
Consumer Open-End	-	-	-
Consumer Closed-End	192	-	192
Residential:
Residential Mortgages	579	-	579
Residential Consumer Construction/Land	-	-	-
Total	$ 1,447	$ 193	$ 1,640

December 31, 2023
Nonaccrual Loans
	With No Allowance	With an Allowance	Total
Commercial	$ -	$ -	$ -
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	-	-	-
Commercial Mortgages-Non-Owner Occupied	-	-	-
Commercial Construction/Land	391	-	391
Consumer
Consumer Open-End	-	-	-
Consumer Closed-End	-	-	-
Residential:
Residential Mortgages	-	-	-
Residential Consumer Construction/Land	-	-	-
Total	$ 391	$ -	$ 391

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for credit losses (continued)

The following tables present an aging analysis of the loan portfolio by class and past due as of December 31, 2024 and 2023:

Age Analysis of Past Due Loans as of December 31, 2024 (in thousands)
							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$—	$398	$74	$472	$65,946	$66,418	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	—	—	43	43	140,400	140,443	—
Commercial Mortgages-Non-Owner Occupied	—	—	—	—	195,089	195,089	—
Commercial Construction/Land	—	—	—	—	23,883	23,883	—
Consumer:
Consumer Open-End	39	1	—	40	50,001	50,041	—
Consumer Closed-End	112	73	—	185	28,084	28,269	—
Residential:
Residential Mortgages	174	358	340	872	112,431	113,303	—
Residential Consumer Construction/Land	—	—	—	—	26,150	26,150	—
Total	$325	$830	$457	$1,612	$641,984	$643,596	$—

Age Analysis of Past Due Loans as of December 31, 2023 (in thousands)
							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$—	$—	$—	$—	$65,324	$65,324	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	91	—	—	91	131,428	131,519	—
Commercial Mortgages-Non-Owner Occupied	—	—	—	—	175,344	175,344	—
Commercial Construction/Land	—	—	—	—	21,966	21,966	—
Consumer:
Consumer Open-End	357	—	—	357	49,925	50,282	—
Consumer Closed-End	126	89	—	215	26,020	26,235	—
Residential:
Residential Mortgages	396	—	—	396	106,594	106,990	—
Residential Consumer Construction/Land	—	—	—	—	31,673	31,673	—
Total	$970	$89	$—	$1,059	$608,274	$609,333	$—

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for credit losses (continued)

The amounts of overdrafts reclassified as loans were $46 and $31 as of December 31, 2024 and 2023, respectively.

The Company’s officers, directors and their related interests have various types of loan relationships with the Bank. The total outstanding balances of these related party loans at December 31, 2024 and 2023 were $10,380,000 and $9,904,000 respectively. During 2024, new loans and advances amounted to $1,804 and repayments amounted to $1,328,000.

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

There were no loan modifications to borrowers experiencing financial difficulty during the twelve months ended December 31, 2024 and 2023. There were no loan modifications to borrowers experiencing financial difficulty that defaulted (90 days past due) during the twelve months ended December 31, 2024 and 2023.

The amount of interest reversed for loans that became classified as nonaccrual loans during 2024 and 2023 was approximately $35,000 and $0, respectively.

ACL on Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $543 and $665 at December 31, 2024 and 2023, is separately classified within Other Liabilities on the Consolidated Balance Sheets.

The following table presents the balance and activity in the ACL for unfunded commitments for the twelve months ended December 31, 2024 and 2023:

Allowance for Credit Losses on Unfunded Commitments	(in thousands)
Balance, December 31, 2022	$ -
Adoption of ASU 2016-13	779
Recovery of credit losses	(114)
Balance December 31, 2023	$ 665

Balance, December 31, 2023	$ 665
Recovery of credit losses	(122)
Balance December 31, 2024	$ 543

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Other real estate owned

At December 31, 2024 and 2023, the Bank had no Other Real Estate Owned (OREO).

OREO Changes
	Year Ended December 31,
(in thousands)	2024	2023
Balance at the beginning of the year	$—	$566
Transfers from Loans	—	—
Capitalized costs	—	—
Valuation adjustments	—	(23)
Sales proceeds	—	(540)
Loss on sales	—	(3)
Balance at the end of the year	$—	$—

There were no residential properties being carried in OREO as of December 31, 2024 and 2023.

Note 7 – Premises and equipment

Premises and equipment at December 31, 2024 and 2023 are summarized as follows:

	December 31,
(in thousands)	2024	2023
Land	$3,528	$3,882
Building and improvements	14,407	14,059
Property for future expansion	2,518	1,144
Furniture and equipment	10,028	9,433
Leasehold improvements	3,250	3,089
Software	2,030	2,030
	35,761	33,637
Less accumulated depreciation	16,802	15,496

Net premises and equipment	$18,959	$18,141

Total depreciation and amortization expense related to premises and equipment for the years ended December 31, 2024 and 2023 was $1,378 and $1,407, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Deposits

A summary of deposit accounts is as follows:

	December 31,
(in thousands)	2024	2023
Demand
Noninterest bearing	$129,692	$134,275
Interest bearing	379,094	404,693
Savings	143,114	133,536
Time, $250,000 or more	44,246	34,971
Other time	186,258	170,984

	$882,404	$878,459

The Bank had no brokered deposits at either December 31, 2024 or December 31, 2023.

At December 31, 2024, maturities of time deposits are scheduled as follows (in thousands):

Year Ending December 31,	Amount

2025	$198,843
2026	15,865
2027	11,517
2028	3,215
2029	1,064
thereafter	—

$230,504

The Bank held deposits from the Company’s officers, directors and their related interests of $18,972,000 and $18,584,000 at December 31, 2024 and 2023, respectively.

Note 9 – Business Segments

Segment Overview

The Company has three reportable business segments:

1.Community Banking – This segment operates through Bank of the James, providing traditional banking services including loans, deposits, investments, and insurance to retail and commercial customers throughout Region 2000 and other Central Virginia areas. The primary revenue source is net interest income from lending and deposit-taking activities.

2.Mortgage Banking – The mortgage segment originates residential mortgage loans primarily within Region 2000 and sells these loans in the secondary market through pre-arranged purchase commitments, typically with servicing released. This structure substantially limits the Company’s exposure to credit and interest rate risk. Revenue primarily consists of gains on the sale of loans.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Business Segments (continued)

3.Investment Advisory (Wealth Management) – This segment provides investment advisory and financial planning services through Pettyjohn, Wood & White, Inc., a wholly-owned subsidiary. Revenue is fee-based, derived from client advisory fees related to assets under management (AUM).

The segments are integrated through cross-referral activities, with the Community Banking segment providing customer referrals to the Mortgage Banking and Investment Advisory segments, and vice versa when appropriate.

Chief Operating Decision Maker (CODM) and Segment Performance

The Company’s Chief Operating Decision Maker (CODM) is Robert R. Chapman III, President of Financial. The CODM evaluates performance and allocates resources based on segment profit, defined as income before income taxes. This profit measure was selected because it closely aligns with the measures reported in the Company’s consolidated financial statements under GAAP. Segment assets represent those assets directly attributed to each segment or allocated based on actual usage. Income taxes are allocated proportionately based on each segment’s pre-tax income. Segment accounting policies are consistent with the significant accounting policies outlined in these consolidated financial statements, and there were no changes in segmentation or profit measurement methods during the year.

Significant Expense Categories

Consistent with ASU 2023-07, significant segment expenses reviewed regularly by the CODM and included in segment profit measures are separately presented. For the year ended December 31, 2024, these significant approximate expenses included:

•Community Banking: Salaries and employee benefits ($14.7 million), data processing ($3.1 million), professional services ($3.3 million), and occupancy ($1.8 million).

•Mortgage Banking: Salaries and employee benefits ($2.9 million), credit-related expenses ($0.6 million), and occupancy costs ($0.1 million).

•Investment Advisory: Salaries and employee benefits ($1.7 million), amortization of intangible assets ($0.6 million), and professional services ($0.1 million).

Expenses not identified as significant are presented within “Other segment items” and include general and administrative costs that support the segments’ operations, including travel, liability and property insurance, and contribution expenses.

Supplemental Segment Data

Supplemental data regularly reviewed by the CODM includes total loans held for investment, total deposits, and assets under management (AUM), as these metrics provide additional insights into segment performance:

•Community Banking: Total loans held for investment, net of allowances, were $636.6 million at December 31, 2024, compared to $601.9 million at December 31, 2023. Deposits totaled $889.5 million and $878.5 million for 2024 and 2023, respectively.

•Investment Advisory: AUM increased to $853.97 million at December 31, 2024, from $736.88 million at December 31, 2023.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Business Segments (continued)

Segment financial information, including significant expense categories and supplemental metrics, is presented in the tables below, along with reconciliations to consolidated financial statements for the years ended December 31, 2024, and 2023.

	Business Segments as of the Year Ended
	December 31, 2024
Dollars in Thousands	Community Banking	Mortgage Banking	Investment Advisory	Other	Eliminations	Consolidated

Interest income	$ 44,643	$ -	$ -	$ -	$ -	$ 44,643
Interest expense	14,704	-	-	703	-	15,407
Net interest income	29,939	-	-	(703)	-	29,236
Gains on sales of loans	-	4,494	-	-	-	4,494
Wealth management fees	-	-	4,843	-	-	4,843
Other noninterest income	6,053	-	-	8,579	(8,832)	5,800
Net revenue	35,992	4,494	4,843	7,876	(8,832)	44,373

Less:
Provision for (recovery of) credit losses	(655)	-	-	-	-	(655)

Noninterest expense:
Salaries and employee benefits	14,681	2,876	1,737	-	-	19,294
Occupancy	1,842	114	104	-	(96)	1,964
Equipment	2,406	54	39	-	-	2,499
Supplies	486	20	36	-	-	542
Professional and other outside expenses	3,286	-	112	232	(159)	3,471
Data processing	3,057	-	-	-	-	3,057
Marketing	847	6	11	(96)	-	768
Credit expense	237	579	-	-	-	816
Other real estate expenses, net	-	-	-	-	-	-
FDIC insurance expense	441	-	-	-	-	441
Amortization of intangibles	-	-	560	-	-	560
Other (insurance, travel, contributions)	1,569	18	115	(9)	-	1,693
Total noninterest expense	28,852	3,667	2,714	127	(255)	35,105

Segment income before income taxes	7,795	827	2,129	7,749	(8,577)	9,923
Allocated income tax expense (benefit)	1,449	153	572	(195)	-	1,979
Segment net income	$ 6,346	$ 674	$ 1,557	$ 7,944	$ (8,577)	$ 7,944
Segment assets at December 31, 2024	$ 965,659	$ 3,992	$ 11,308	$ 107,365	$ (109,080)	$ 979,244

Supplemental Data at December 31, 2024:
Total loans held for investment, net	$ 636,552	$ -	$ -	$ -	$ -	$ 636,552
Total deposits	889,519	-	-	-	(7,115)	882,404
Assets Under Management	-	-	853,977	-	-	853,977

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Business Segments (continued)

	Business Segments as of the Year Ended
	December 31, 2023
Dollars in Thousands	Community Banking	Mortgage Banking	Investment Advisory	Other	Eliminations	Consolidated

Interest income	$ 39,362	$ -	$ -	$ -	$ -	$ 39,362
Interest expense	8,897	-	-	725	-	9,622
Net interest income	30,465	-	-	(725)	-	29,740
Gains on sales of loans	-	3,938	-	-	-	3,938
Wealth management fees	-	-	4,197	-	-	4,197
Other noninterest income	4,931	-	-	9,160	(9,359)	4,732
Net revenue	35,396	3,938	4,197	8,435	(9,359)	42,607

Less:
Provision for (recovery of) credit losses	(179)	-	-	-	-	(179)

Noninterest expense:
Salaries and employee benefits	14,245	2,591	1,475	-	-	18,311
Occupancy	1,715	91	63	-	(50)	1,819
Equipment	2,284	85	46	1	-	2,416
Supplies	489	19	22	-	-	530
Professional and other outside expenses	2,357	-	99	206	(149)	2,513
Data processing	2,783	-	-	-	-	2,783
Marketing	768	8	8	135	-	919
Credit expense	234	571	-	-	-	805
Other real estate expenses, net	40	-	-	-	-	40
FDIC insurance expense	419	-	-	-	-	419
Amortization of intangibles	-	-	560	-	-	560
Other (insurance, travel, contributions)	1,155	121	114	2	-	1,392
Total noninterest expense	26,489	3,486	2,387	344	(199)	32,507

Segment income before income taxes	9,086	452	1,810	8,091	(9,160)	10,279
Allocated income tax expense (benefit)	1,713	95	380	(613)	-	1,575
Segment net income	$ 7,373	$ 357	$ 1,430	$ 8,704	$ (9,160)	$ 8,704
Segment assets at December 31, 2023	$ 957,151	$ 1,620	$ 11,114	$ 101,770	$ (102,284)	$ 969,371

Supplemental Data at December 31, 2023:
Total loans held for investment, net	$ 601,921	$ -	$ -	$ -	$ -	$ 601,921
Total deposits	880,388	-	-	-	(1,929)	878,459
Assets Under Management	-	-	736,875	-	-	736,875

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Capital notes

On April 13, 2020, the Company commenced a private placement of unregistered debt securities (the “2020 Offering”). In the 2020 Offering, the Company sold and closed $10,050,000 in principal of notes (the “2020 Notes”) during the 2nd and 3rd quarters of 2020. The 2020 Offering officially ended on July 8, 2020. The 2020 Notes bear interest at the rate of 3.25% per year with interest payable quarterly in arrears. The 2020 Notes will mature on June 30, 2025 and are currently subject to full or partial call by the Company on thirty days notice. The balance of the 2020 Notes as of December 31, 2024 and 2023 is presented net of unamortized issuance costs on the Consolidated Balance Sheet.

On September 24, 2020, the Company used $5,000,000 of the proceeds for the payment of principal of the Company’s previously outstanding 4.00% notes that were issued in 2017. The Company intends to use the balance of the proceeds from the 2020 Offering for general corporate purposes in the discretion of Company’s management such as payment of interest on the 2020 Notes and as a contribution of additional capital to the Bank.

Note 11 – Other borrowings

Short-term borrowings may consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings may also include federal funds purchased, which are unsecured overnight borrowings from other financial institutions. The Bank utilized one short-term borrowing in the amount of $14,000,000 for sixteen days in March of 2023 as a contingency funding mechanism. The average rate paid on this borrowing was 4.92%.

There was no utilization of short-term borrowings in 2024 other than one day nominal balances to test the lines. Average balances were less than $1,000 for the year.

The Bank maintains unsecured federal fund lines at 5 institutions with an aggregate limit of $53,000,000 The Bank also maintains a secured federal funds line with Community Bankers’ Bank whereby it may pledge securities as collateral with no specified minimum or maximum amount or term. The amount available at December 31, 2024 on the secured line based on the securities pledged is $4,950,000.

The Bank is also a member of the Federal Home Loan Bank of Atlanta (“FHLBA”). The Bank’s available credit through the FHLBA was $242,535,000 as of December 31, 2024. The Bank must pledge collateral in order to access the FHLBA available credit. Currently the Bank has pledged to the FHLBA approximately $33,210,000 in 1-4 family residential mortgages which, after adjustments for the loan-to-value requirements by the FHLBA, would allow the Bank to access up to $19,911,000 in credit without pledging any additional collateral.

As of December 31, 2024, and 2023 there were no outstanding balances on any of the credit facilities mentioned above.

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

On June 30, 2022, NBB agreed to modify the terms of the NBB Note effective July 1, 2022. Pursuant to the modification, the balloon payment date was extended to December 31, 2026 from December 31, 2024 and the interest rate was lowered to 3.90% from 4.00%. The principal balance on the NBB note was approximately $9,300,000 and $9,890,000 on December 31, 2024 and December 31, 2023, respectively. The approximate amount of the balloon payment on December 31, 2026 will be $8,104,000.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Income taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2021.

Income tax expense attributable to income before income tax expense is summarized as follows (dollars in thousands):

	December 31,
	2024	2023
Current income tax expense	$1,951	$1,931
Deferred income tax expense (benefit)	28	(356)
Income tax expense	$1,979	$1,575

Income tax expense differed from amounts computed by applying the U.S. Federal income tax rate of 21% to income before income tax expense as a result of the following:

	2024	2023
Computed “expected” income tax expense	$2,084	$2,159
Increase (reduction) in income tax resulting from:
State income taxes	101	36
Tax-exempt income	(264)	(240)
Non-deductible expenses	83	21
Valuation allowances	—	(389)
Other	(25)	(12)
Income tax expense	$1,979	$1,575

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Income taxes (continued)

The tax effects of temporary differences result in deferred tax assets and liabilities as presented below (dollars in thousands):

	December 31,
	2024	2023
Deferred tax assets
Lease liabilities	$825	$885
Allowance for credit losses	1,479	1,557
Unfunded commitment liability	114	137
Unrealized losses on available-for-sale securities	6,091	5,746
Non-accrual interest	36	51
Net operating losses	283	339
Deferred compensation	1,117	953
Other	—	36
Gross deferred tax assets	9,945	9,704

Deferred tax liabilities
Right-of-use assets	729	794
Depreciation	173	230
Intangibles	86	—
Other	103	143
Gross deferred tax liabilities	1,091	1,167
Net deferred tax asset	$8,854	$8,537

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

The basic and diluted earnings per share calculations are as follows (dollars in thousands except per share data):

	Years ended December 31,
	2024	2023

Net income	$7,944	$8,704

Weighted average number of shares outstanding - basic and diluted	4,543,338	4,562,374

Earnings per common shares - basic and diluted	$1.75	$1.91

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Earnings per common share (EPS) (continued)

There are currently no outstanding RSUs as of December 31, 2024 and 2023. There were no potentially dilutive shares outstanding in 2024 and 2023. Consequently, the weighted average shares and weighted average diluted shares were identical.

Note 14 – Employee Benefit plans

Defined contribution benefit plan. The Company adopted a 401(k) defined contribution plan on October 1, 2000, which is currently administered by Vanguard. Participants have the right to contribute up to a maximum of 19% of pretax annual compensation or the maximum allowed under Section 401(g) of the Internal Revenue Code, whichever is less. The Company contributed $518,000 and $502,000 to the plan on behalf of the employees for the years ended December 31, 2024 and 2023, respectively.

Supplemental Executive Retirement Plan. A Supplemental Executive Retirement Plan (SERP) was established to provide participating executives (as determined by the Company’s Board of Directors) with benefits that cannot be provided under the 401(k) as a result of limitations imposed by the Internal Revenue Code. The SERP will also provide benefits to eligible employees or their survivors, as applicable, if they die, retire, or are terminated under certain circumstances. SERP expense totaled $776,000 and $818,000 for the years ended December 31, 2024 and 2023, respectively and is included within the “Salaries and employee benefits” line on the consolidated statements of income. The related liability totaled $5,320,000 and $4,536,000 at December 31, 2024 and 2023, respectively and is included within the “Other liabilities” line of the consolidated balance sheets.

The Company funds the plan through a modified endowment contract. Income recorded for the plan represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of December 31, 2024 and 2023, the life insurance policies had cash surrender values of approximately $22,907,000 and $21,586,000, respectively.

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

In 2024 and 2023, all shares purchased pursuant to the ESPP were purchased on the open market and consequently the Company issued no common shares in connection with the ESPP during the years ended December 31, 2024 and 2023.

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

The recipients of restricted stock units do not receive shares of the Company’s stock immediately, but instead receive shares, or cash compensation, or some combination of the two, upon satisfying the requisite service period specified by the terms and conditions of the grant. Additionally, the recipients of restricted stock units do not enjoy the same rights as

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Stock-based compensation plans (continued)

other holders of the Company’s common stock until the units have vested and as such, they do not have voting rights or rights to nonforfeitable dividends. The related compensation expense is based on the fair value of the Company’s stock. Shares vested over 3 years in thirds with the first one-third vesting one year from the grant date. There was no expense recognized in connection with the restricted stock unit awards for the years ended December 31, 2024 and 2023 as all awards were previously vested and settled in cash. There were no new grants in the year ended December 31, 2024 or 2023 and there was no expense associated with the plan in 2024 or 2023.

Note 16 – Dividend Reinvestment Plan

The Company has in effect a Dividend Reinvestment Plan (DRIP) which provides an automatic conversion of dividends into common stock for enrolled shareholders. The Company may issue common shares to the DRIP or purchase common shares on the open market. Common shares are purchased on the open market at a price that based on the weighted average price of all shares purchased by the broker-dealer on the open market from each aggregate order placed by the Plan Administrator. In 2024 and 2023, all shares purchased through the DRIP were purchased on the open market and consequently the Company issued no common shares to the DRIP during the years ended December 31, 2024 and 2023.

Note 17 – Stockholders’ equity

The Company’s ability to pay dividends on its stock is largely dependent on dividends from its bank subsidiary, which are subject to comprehensive regulatory restrictions. Federal banking regulations prohibit a state member bank from paying dividends in any year beyond the sum of that year’s net income and the retained net profits of the prior two years without prior regulatory approval. In addition, Virginia law forbids any dividend that would impair the Bank’s paid-in capital; any deficit in originally contributed capital must be restored by earnings before a dividend is declared, and no dividend may be paid out of the Bank’s paid-in capital. The Virginia State Corporation Commission (the Bank’s state regulator) may further restrict or require approval of dividends if it determines such action is warranted by the Bank’s financial condition. Federal law (the Federal Deposit Insurance Act) similarly prohibits an insured depository institution from making any capital distribution – including dividends – that would leave the institution “undercapitalized” as defined by regulation. Moreover, the Federal Reserve (which supervises the Company as a bank holding company) has authority to prohibit or limit dividends that it deems an unsafe or unsound banking practice, even if the Bank would otherwise meet the above requirements. These restrictions, which are generally consistent with industry practice, ensure that banks and holding companies maintain strong capital positions and do not pay dividends that could compromise their financial stability. As of December 31, 2024, the Bank was in compliance with all applicable dividend regulations, and management believes the current regulatory restrictions will not materially limit the Company’s ability to pay dividends in the foreseeable future.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total Common Equity Tier 1 capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Regulatory matters (continued)

believes, as of December 31, 2024 that the Bank met all capital adequacy requirements to which it is subject. The Bank’s actual regulatory capital amounts and ratios for December 31, 2024 and 2023 are also presented in the table below.

In addition to the minimum regulatory capital required for capital adequacy purposes the Bank is required to maintain a minimum Capital Conservation Buffer above those minimums in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The Capital Conservation Buffer was 2.5% at December 31, 2024 and 2023, and is applicable for the Common Equity Tier 1, Tier 1, and Total Capital Ratios.

As of December 31, 2024, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

To be categorized as well capitalized under the prompt corrective action regulations, the Bank must maintain minimum total risk-based, CET1, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

The capital ratios for the Bank for 2024 and 2023 are set forth in the following table:

	December 31, 2024
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Total capital
(to risk-weighted assets)	$98,403	12.84%	$80,494	>10.50%	$76,661	> 10.00%
Tier 1 capital
(to risk-weighted assets)	$91,359	11.92%	$65,162	>8.50%	$61,329	> 8.00%
Common Equity Tier 1 capital
(to risk-weighted assets)	$91,359	11.92%	$53,663	>7.00%	$49,830	>6.50%
Tier 1 capital (leverage)
(to average assets)	$91,359	9.04%	$40,424	> 4.00%	$50,530	> 5.00%

(1)Includes capital conservation buffer of 2.50% where applicable.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Regulatory matters (continued)

	December 31, 2023
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Total capital
(to risk-weighted assets)	$98,651	13.38%	$77,438	>10.50%	$73,751	> 10.00%
Tier 1 capital
(to risk-weighted assets)	$91,239	12.37%	$62,688	>8.50%	$59,000	> 8.00%
Common Equity Tier 1 capital
(to risk-weighted assets)	$91,239	12.37%	$51,625	>7.00%	$47,938	>6.50%
Tier 1 capital (leverage)
(to average assets)	$91,239	9.57%	$38,150	> 4.00%	$47,688	> 5.00%

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

At December 31, 2024, the Bank had rate lock commitments to originate mortgage loans through its Mortgage Division amounting to approximately $9,303,000 and loans held for sale of $3,616,000. The Bank has entered into corresponding commitments with third party investors to sell each of these loans that close. No other obligation exists.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Financial instruments with off-balance-sheet risk (continued)

Financial instruments whose contract amounts represent credit risk are as follows:

	Contract Amounts at
	December 31,
(dollars in thousands)	2024	2023

Commitments to extend credit	$182,522	$173,053

Standby letters of credit	$3,507	$2,636

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

The Bank maintains a significant portion of its cash balances with one financial institution. Uninsured cash balances as of December 31, 2024 were approximately $6,036,000 which consisted of the total balances in one account at the Federal Home Loan Bank of Atlanta (FHLBA), as well as the balances (all net of $250,000 FDIC coverage) held in one account at Community Bankers’ Bank, one account at Zions Bank, one account held at First National Bankers’ Bank, one account held at Pacific Coast Bankers’ Bank, and one account held at PNC Bank. Uninsured cash balances as of December 31, 2023 were approximately $7,348,000 which consisted of the total balances in the same accounts referenced for 2024 above.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair value measurements

Financial instruments measured at fair value on recurring basis.

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic of FASB ASC 820, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market and in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair value measurements (continued)

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period:

		Fair Value at December 31, 2024
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Balance as of	Markets for	Observable	Inputs
(dollars in thousands)	December 31,	Identical Assets	Inputs	(Level 3)
Description	2024	(Level 1)	(Level 2)
U.S. agency obligations	$73,060	$—	$73,060	$—
Mortgage-backed securities	58,973	—	58,973	—
Municipals	41,561	—	41,561	—
Corporates	14,322	—	14,322	—
Total available-for-sale securities	$187,916	$—	$187,916	$—
IRLCs – asset	42	—	—	42
Total assets at fair value	$187,958	$—	$187,916	$42

		Fair Value at December 31, 2023
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Balance as of	Markets for	Observable	Inputs
(dollars in thousands)	December 31,	Identical Assets	Inputs	(Level 3)
Description	2023	(Level 1)	(Level 2)
U.S. Treasuries	$4,947	$—	$4,947	$—
U.S. agency obligations	60,955	—	60,955	—
Mortgage-backed securities	95,079	—	95,079	—
Municipals	40,789	—	40,789	—
Corporates	14,740	—	14,740	—
Total available-for-sale securities	$216,510	$—	$216,510	$—
IRLCs – asset	129	—	—	129
Total assets at fair value	$216,639	$—	$216,510	$129

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair value measurements (continued)

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2024
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
IRLCs - asset	$42	Market approach	Range of pull through rate	85%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2023
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
IRLCs - asset	$129	Market approach	Range of pull through rate	85%

Assets measured at fair value on a nonrecurring basis.

Loans held for sale

Loans held for sale are measured at lower of cost or fair value. Under ASC 820, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. Because quotes and bids on loans held for sale are available in active markets, loans held for sale are considered to be Level 2. No nonrecurring fair value adjustments were recorded during the years ended December 31, 2024 and 2023. Gains and losses on the sale of loans are recorded in noninterest income on the Consolidated Statements of Income.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair value measurements (continued)

Collateral Dependent Loans with an ACL

In accordance with ASC 326, we may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice. As of December 31, 2024 and 2023, we had no collateral dependent loans with an ACL.

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

The following table summarizes the Company’s loans individually evaluated and OREO measured at fair value on a nonrecurring basis during the period.

There was no OREO as of December 31, 2024 and 2023.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair value measurements (continued)

Fair Value at December 31, 2024
		Quoted Prices	Significant
(dollars in thousands)		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)

Loans individually evaluated*	$ 76	$ -	$ -	$ 76

Fair Value at December 31, 2023
		Quoted Prices	Significant
(dollars in thousands)		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)

Loans individually evaluated*	$ 89	$ -	$ -	$ 89

*Includes loans charged down to the net realizable value of the collateral.

Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments, including those financial assets and financial liabilities that are not required to be measured and reported at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the following tables whether or not recognized on the Consolidated Balance Sheets at fair value. Fair values for December 31, 2024 and 2023 were estimated using an exit price notion.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair value measurements (continued)

		Fair Value Measurements at December 31, 2024 using
		Quoted Prices	Significant
		in Active	Other	Significant
(dollars in thousands)		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$23,287	$23,287	$—	$—	$23,287
Fed funds sold	50,022	50,022	—	—	50,022
Securities
Available-for-sale	187,916	—	187,916	—	187,916
Held-to-maturity	3,606	—	3,170	—	3,170
Restricted stock	1,821	—	1,821	—	1,821
Loans, net	636,552	—	—	613,984	613,984
Loans held for sale	3,616	—	3,616	—	3,616
Interest receivable	3,065	—	3,065	—	3,065
BOLI	22,907	—	22,907	—	22,907
Derivatives	42	—	—	42	42
Liabilities
Deposits	$882,404	$—	$881,921	$—	$881,921
Capital notes, net	10,048	—	9,836	—	9,836
Other borrowings	9,300	—	8,929	—	8,929
Interest payable	722	—	722	—	722

(dollars in thousands)		Fair Value Measurements at December 31, 2023 using
	Carrying
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$25,613	$25,613	$—	$—	$25,613
Fed funds sold	49,225	49,225	—	—	49,225
Securities
Available-for-sale	216,510	—	216,510	—	216,510
Held-to-maturity	3,622	—	3,231	—	3,231
Restricted stock	1,541	—	1,541	—	1,541
Loans, net	601,921	—	—	566,655	566,655
Loans held for sale	1,258	—	1,258	—	1,258
Interest receivable	2,835	—	2,835	—	2,835
BOLI	21,586	—	21,586	—	21,586
Derivatives	129	—	—	129	129
Liabilities
Deposits	$878,459	$—	$876,846	$—	$876,846
Capital notes, net	10,042	—	9,854	—	9,854
Other borrowings	9,890	—	9,861	—	9,861
Interest payable	480	—	480	—	480

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

Commission-based Fees

Commission income is primarily generated from two sources: the sale of securities and the sale of annuities to retail customers. The Company’s performance obligation for these transactions is typically satisfied at the point in time when each transaction is finalized, and the related revenue is recognized upon completion of the sale. Payment is generally received shortly thereafter under standard settlement processes. Revenue is recognized in the period in which the sale is completed. Because commissions are transaction-based, the amount of revenue recognized may fluctuate from period to period based on the volume and size of customer transactions.

Investment Advisory Fees

Investment advisory income is primarily generated by PWW, our investment advisory subsidiary, which provides continuous portfolio management services under contracts generally based on the market value of assets under management. The Company’s performance obligation for these services is largely satisfied over time, and the related revenue is recognized as services are rendered throughout each contractual period. Payment is typically received at the

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 – Revenue Recognition (continued)

end of each quarter based on the quarter-end valuation of client assets. Revenue is recognized in the period in which the advisory services are provided. Because fees are asset-based, the amount of revenue recognized may fluctuate from period to period due to market performance and client activity.

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

The Bank leases its principal Lynchburg, Virginia, location from Jamesview Investments, LLC, a legal entity which is wholly-owned by a related party. This lease is classified as a finance lease and the related lease liability totaled $2.0 million at December 31, 2024.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 – Leases (continued)

The following table represents information about the Company’s operating leases:

	December 31,
(Dollars in thousands)	2024	2023
Lease liabilities	$1,308	$1,192
Right-of-use assets	$1,227	$1,125
Weighted average remaining lease term	9.7 years	11.8 years
Weighted average discount rate	3.51%	3.44%

The following table represents information about the Company’s finance leases:

	December 31,
(Dollars in thousands)	2024	2023
Lease liabilities	$2,620	$3,022
Right-of-use assets	$2,245	$2,659
Weighted average remaining lease term	6.7 years	7.2 years
Weighted average discount rate	2.73%	2.70%

	For the Year Ended December 31,
Lease cost (in thousands)	2024	2023
Operating lease cost	$182	$122
Finance lease cost:
Amortization of right-of-use assets	414	414
Interest on lease liabilities	76	86
Total lease cost	$672	$622

Cash paid for amounts included in measurement
of operating lease liabilities	$169	$130

Cash paid for amounts included in measurement
of finance lease liabilities	$478	$454

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 – Leases (continued)

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total of lease liabilities is as follows:

	Operating Lease	Finance Lease
	Liabilities	Liabilities
	As of December 31,	As of December 31,
Lease payments due (in thousands)	2024	2024
Twelve months ending December 31, 2025	$172	$515
Twelve months ending December 31, 2026	177	516
Twelve months ending December 31, 2027	187	517
Twelve months ending December 31, 2028	142	517
Twelve months ending December 31, 2029	127	325
Thereafter	746	491
Total undiscounted cash flows	$1,551	$2,881
Discount	(243)	(261)
Lease Liabilities	$1,308	$2,620

Note 24 - Impact of recently issued accounting standards

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The FASB subsequently issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25 - Condensed financial statements of parent company

Financial information pertaining only to Bank of the James Financial Group, Inc. is as follows:

Balance Sheets
(dollars in thousands)	December 31,
	2024	2023
Assets
Cash	$5,875	$1,046
Taxes receivable	176	92

Investment in subsidiaries	78,273	78,694

Other assets	303	414

Total assets	$84,627	$80,246

Liabilities and stockholders’ equity

Capital notes	$10,048	$10,042
Other borrowings	9,300	9,890
Other liabilities	414	275
Total Liabilities	$19,762	$20,207

Common stock $2.14 par value	$9,723	$9,723
Additional paid-in-capital	35,253	35,253
Retained earnings	42,804	36,678
Accumulated other comprehensive loss	(22,915)	(21,615)
Total stockholders’ equity	$64,865	$60,039

Total liabilities and stockholders’ equity	$84,627	$80,246

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25 – Condensed financial statements of parent company (continued)

Statements of Income
(dollars in thousands)	Years Ended December 31,
	2024	2023
Income
Dividends from subsidiaries	$7,700	$2,000

Operating expenses
Interest on capital notes and other borrowings	702	725
Legal and professional fees	127	207
Other expense	1	137

Total expenses	830	1,069

Income tax (benefit)	(195)	(613)

Income before equity in undistributed income of subsidiaries	7,065	1,544

Equity in undistributed income of subsidiaries	879	7,160

Net income	$7,944	$8,704

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25 – Condensed financial statements of parent company (continued)

Statements of Cash Flows
(dollars in thousands)	Years Ended December 31,
	2024	2023

Cash flows from operating activities
Net income	$7,944	$8,704

Adjustments to reconcile net income to net cash provided by operating activities
Amortization of debt issuance costs	6	10
(Increase) in income taxes receivable	(84)	(16)
Decrease (increase) in other assets	112	(390)
Increase in other liabilities	138	20
Equity in undistributed net income of subsidiaries	(879)	(7,160)

Net cash provided by operating activities	$7,237	$1,168

Cash flows from investing activities
Net cash used in investing activities	$—	$—

Cash flows from financing activities
Dividends paid to common stockholders	$(1,818)	$(1,461)
Principal payments on other borrowings	(590)	(577)
Repurchase of common stock	—	(997)

Net cash (used in) financing activities	$(2,408)	$(3,035)

(Decrease) increase in cash and cash equivalents	$4,829	$(1,867)

Cash and cash equivalents at beginning of period	1,046	2,913

Cash and cash equivalents at end of period	$5,875	$1,046

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.Controls and Procedures

a)Evaluation of Disclosures and Controls Procedures

Management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms. These controls also ensure such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of December 31, 2024, the Company’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of these disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024, in ensuring that information required to be disclosed in reports filed or submitted under the Exchange Act was (1) recorded, processed, summarized, and reported within the specified time periods, and (2) accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

However, due to inherent limitations, no control system can provide absolute assurance that all material information required to be disclosed will be identified or communicated promptly or accurately in every instance.

b)Report of Management’s Assessment of Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s internal control over financial reporting includes policies and procedures designed to ensure reliable recording, processing, summarizing, and reporting of financial data.

Management recognizes inherent limitations exist in any internal control system, including the potential for human error, circumvention, or overriding of controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance regarding the preparation and presentation of financial statements. Additionally, internal control effectiveness may vary over time due to changing conditions, and thus cannot guarantee prevention or detection of all misstatements.

As of December 31, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected in a timely manner. Management’s assessment identified no such material weaknesses.

This Annual Report does not include an attestation report on internal control over financial reporting from the Company’s registered public accounting firm. Pursuant to SEC rules permitting smaller reporting companies to provide only management’s report, the Company’s management report on internal control over financial reporting was not subject to attestation by its registered public accounting firm.

c)Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, or other factors identified subsequent to our most recent evaluation that could materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.Other Information

During the quarter and year ended December 31, 2024, no officer or director of the Company adopted or terminated any Rule 10b5-1 trading arrangement nor any non-Rule 10b5-1 trading arrangement as those terms are used in Item 408 of Reg S-K.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Part of the response to this Item will be included in the information set forth under the headings “Nominees and Continuing Directors,” “Corporate Governance and the Board of Directors Matters,” “Director and Officer Biographical Information,” and “Committees of the Board of Directors of Financial” in Financial’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders, which Proxy Statement will be filed with the SEC within 120 days of the end of the Financial’s 2024 fiscal year (the “2025 Proxy Statement”), and such information is hereby incorporated by reference.

Financial has adopted a code of ethics that applies to Financial’s directors, executive officers (including the principal financial officer, principal accounting officer or controller, or persons performing similar functions), and senior officers. The code of ethics has been posted under the “Investor Relations” section on Financial’s website: www.bankofthejames.bank.

In accordance with Item 408(b)(2) of Regulation S-K, the Company’s Trading Restrictions Policy (its insider trading policies and procedures) is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 11.Executive Compensation

The response to this Item will be included in the information set forth under the headings “Compensation of Directors and Executive Officers,” “Corporate Governance and the Board of Directors Matters,” and “Committees of the Board of Directors of Financial” in the 2025 Proxy Statement and such information is hereby incorporated by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the information set forth under the headings “Securities Authorized for Issuance Under Equity Compensation Plans,” “Corporate Governance and the Board of Directors Matters – Independence of Directors,” and “Security Ownership of Management” in the 2025 Proxy Statement and is hereby incorporated by reference.

Information regarding the Company’s insider trading policy and its compensation recovery (“clawback”) policy is incorporated herein by reference to the sections entitled “Corporate Governance” and “Executive Compensation” in the Company's definitive proxy statement for the 2025 Annual Meeting of Shareholders. Copies of these policies are attached as Exhibit 97.1 to this Form 10-K.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The response to this Item will be included in the information set forth under the heading “Transactions with Related Parties” in the 2025 Proxy Statement and is hereby incorporated by reference.

Item 14.Principal Accountant Fees and Services

The response to this Item will be included in the information set forth under the heading “Independent Registered Public Accounting Firm” in the 2025 Proxy Statement and is hereby incorporated by reference. Our independent registered public accounting firm for the year ended December 31, 2023 was Yount, Hyde & Barbour, Winchester, Virginia, US PCAOB Auditor Firm I.D.: 613. Our independent registered public accounting firm for the year ended December 31, 2024 is Elliott Davis, PLLC Raleigh, North Carolina, US PCAOB Auditor Firm I.D.: 149.

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

3.1	Amended and Restated Articles of Incorporation of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3(i) to Form 8-K filed on August 12, 2009)
3.2	Bylaws of Bank of the James Financial Group, Inc. (incorporated by reference to Exhibit 3.2 to Form 8-K filed February 19, 2021)
4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 29, 2022)
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

10.9	2016 Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and Harry P. Umberger (incorporated by reference to Exhibit 10.4 to Form 8-K filed on October 21, 2016)
10.10	Salary Continuation Agreement dated effective as of January 29, 2013 by and between the Bank and Michael A. Syrek (incorporated by reference to Exhibit 10.10 to Form 10-K filed on March 29, 2022)
10.11	Salary Continuation Agreement dated effective as of January 1, 2023 by and between the Bank and Eric J. Sorenson, Jr. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 6, 2023)
10.12	Dividend Reinvestment Plan (Incorporated by reference to Registration Statement on Form S-3, filed on August 21, 2017)
10.13	2018 Bank of the James Financial Group, Inc. Equity Incentive Plan (incorporated by reference to Schedule 14A Proxy Statement Pursuant to Section 14(a) filed on April 9, 2018)
10.14	2018 Bank of the James Financial Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Schedule 14A Proxy Statement Pursuant to Section 14(a) filed on April 9, 2018)
19.1	Bank of the James Trading Restrictions Policy (filed herewith)
21.1	List of subsidiaries (filed herewith)
23.1	Consent of Yount, Hyde and Barbour, P.C. (filed herewith)
23.2	Consent of Elliott Davis, PLLC (filed herewith)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)

97.1

Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1 (incorporated by reference to Exhibit 97.1 to Form 10 K filed on March 27, 2024)

101

Pursuant to Rule 405 of Regulation S-T, the following materials from Bank of the James Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2024 and 2023; (ii) Consolidated Statements of Income For the Years ended December 31, 2024 and 2023; (iii) Consolidated Statements of Cash Flows for the Years ended December 31, 2024 and 2023 (iv) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income For the Years ended December 31, 2024 and 2023; (v) Notes to Consolidated Financial Statements.

Item 16.Form 10–K Summary

Not required.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 26, 2025.

Signature	Capacity

/S/ Robert R. Chapman III Robert R. Chapman III	President (Principal Executive Officer) and Director
/S/ J. Todd Scruggs J. Todd Scruggs	Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer) and Director
/S/ Thomas W. Pettyjohn, Jr. Thomas W. Pettyjohn, Jr.	Director, Chairman
/S/ Lewis C. Addison Lewis C. Addison	Director
/S/ John R. Alford, Jr. John R. Alford, Jr.	Director
/S/ Willaim C. Bryant III William C. Bryant III	Director
___________________ A. Douglas Dalton III	Director

/S/ James F. Daly James F. Daly	Director
/S/ Julie P. Doyle Julie P. Doyle	Director
___________________ Watt R. Foster, Jr.	Director
/S/ Phillip C. Jamerson Phillip C. Jamerson	Director
/S/ Lydia K. Langley Lydia K. Langley	Director
/S/ Augustus A. Petticolas, Jr. Augustus A. Petticolas, Jr.	Director