Form 10-Q
period 2025-03-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2025-05-15
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-Q

______________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,543,338 shares of Common Stock, par value $2.14 per share, were outstanding at May 15, 2025.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2025 unaudited)

	March 31,	December 31,
Assets	2025	2024
Cash and due from banks	$ 25,760	$ 23,287
Federal funds sold	69,206	50,022
Total cash and cash equivalents	94,966	73,309

Securities held-to-maturity, at amortized cost (fair value of $3,237 as of March 31, 2025 and $3,170 as of December 31, 2024) net of allowance for credit loss of $0 as of March 31, 2025 and December 31, 2024	3,602	3,606
Securities available-for-sale, at fair value	192,780	187,916
Restricted stock, at cost	1,821	1,821
Loans, net of allowance for credit losses of $7,021 as of March 31, 2025 and $7,044 as of December 31, 2024	642,388	636,552
Loans held for sale	4,739	3,616
Premises and equipment, net	19,257	18,959
Interest receivable	2,970	3,065
Cash value - bank owned life insurance	23,095	22,907
Customer relationship intangibles	6,585	6,725
Goodwill	2,054	2,054
Other assets	17,469	18,714
Total assets	$ 1,011,726	$ 979,244

Liabilities and Stockholders’ Equity
Deposits
Noninterest bearing demand	$ 138,619	$ 129,692
NOW, money market and savings	560,300	522,208
Time deposits	212,764	230,504
Total deposits	911,683	882,404

Capital notes, net	10,049	10,048
Other borrowings	9,146	9,300
Interest payable	688	722
Other liabilities	11,812	11,905
Total liabilities	$ 943,378	$ 914,379
Commitments and Contingencies

Stockholders’ equity
Preferred stock; authorized 1,000,000 shares; none issued and outstanding	$ -	$ -
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,543,338 as of March 31, 2025 and December 31, 2024	9,723	9,723
Additional paid-in-capital	35,253	35,253
Retained earnings	43,191	42,804
Accumulated other comprehensive loss	(19,819)	(22,915)
Total stockholders’ equity	$ 68,348	$ 64,865

Total liabilities and stockholders’ equity	$ 1,011,726	$ 979,244

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended
	March 31,
Interest Income	2025	2024
Loans	$ 8,906	$ 8,024
Securities
US Government and agency obligations	454	338
Mortgage backed securities	387	809
Municipals - taxable	311	286
Municipals - tax exempt	18	18
Dividends	13	12
Corporates	135	135
Interest bearing deposits	123	133
Federal Funds sold	887	754
Total interest income	11,234	10,509

Interest Expense
Deposits
NOW, money market and savings	1,248	1,275
Time deposits	2,079	2,090
Finance leases	17	20
Other borrowings	89	92
Capital notes	82	82
Total interest expense	3,515	3,559

Net interest income	7,719	6,950

Provision for (recovery of) credit losses	137	(553)

Net interest income after provision for (recovery of) credit losses	7,582	7,503

Noninterest income
Gain on sales of loans held for sale	837	927
Service charges, fees and commissions	981	953
Wealth management fees	1,255	1,163
Bank owned life insurance income	188	159
Other	22	105

Total noninterest income	3,283	3,307

Noninterest expenses
Salaries and employee benefits	4,777	4,445
Occupancy	570	493
Equipment	670	607
Supplies	142	145
Professional and other outside expense	1,715	801
Data processing	820	751
Marketing	198	30
Credit expense	186	188

See accompanying notes to these consolidated financial statements

FDIC insurance expense	142	109
Amortization of intangibles	140	140
Other	466	379
Total noninterest expenses	9,826	8,088

Income before income taxes	1,039	2,722

Income tax expense	197	535

Net Income	$ 842	$ 2,187

Weighted average shares outstanding - basic and diluted	4,543,338	4,543,338

Earnings per common share - basic and diluted	$ 0.19	$ 0.48

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollar amounts in thousands) (unaudited)

	For the Three Months
	Ended March 31,
	2025	2024
Net Income	$ 842	$ 2,187
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	3,918	(1,691)
Tax effect	(822)	355
Other comprehensive income (loss), net of tax	3,096	(1,336)

Comprehensive income	$ 3,938	$ 851

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollar amounts in thousands) (unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net Income	$ 842	$ 2,187

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	324	344
Net amortization and accretion of premiums and discounts on securities	88	105
Amortization of debt issuance costs	1	2
Gain on sales of loans held for sale	(837)	(927)
Proceeds from sales of loans held for sale	33,436	34,043
Origination of loans held for sale	(33,722)	(36,498)
(Recovery of) provision for credit losses	137	(553)
Amortization of intangibles	140	140
Bank owned life insurance income	(188)	(159)
(Increase) decrease in interest receivable	95	(101)
Decrease in other assets	572	178
(Decrease) increase in interest payable	(34)	42
(Decrease in other liabilities	(91)	(33)

Net cash (used in) provided by operating activities	$ 763	$ (1,230)

Cash flows from investing activities
Purchases of securities available-for-sale	$ (16,482)	$ (8,162)
Proceeds from maturities, calls and paydowns of securities available-for-sale	15,453	8,058
Purchases of bank owned life insurance	-	(600)
Origination of loans, net of principal collected	(5,864)	1,307
Purchases of premises and equipment	(622)	(479)
Purchase of investment in small business investment company fund	(150)	-

Net cash provided by (used in) investing activities	$ (7,665)	$ 124

Cash flows from financing activities
Net increase in deposits	$ 29,279	$ 15,035
Principal payments on finance lease obligations	(111)	(93)
Principal payments on other borrowings	(154)	(149)
Dividends paid to common stockholders	(455)	(453)

Net cash provided by financing activities	$ 28,559	$ 14,340

Increase in cash and cash equivalents	21,657	13,234

Cash and cash equivalents at beginning of period	$ 73,309	$ 74,838

Cash and cash equivalents at end of period	$ 94,966	$ 88,072

Supplemental schedule of noncash investing and financing activities
Noncash transactions
Unrealized gains (losses) on securities available-for-sale	$ 3,918	$ (1,691)

See accompanying notes to these consolidated financial statements

Supplemental disclosures of cash flow information
Cash transactions
Cash paid for interest	$ 3,549	$ 3,541
Cash paid for income taxes	-	-

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(dollars in thousands, except per share amounts) (unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	(Loss)	Total

Balance at December 31, 2023	4,543,338	$ 9,723	$ 35,253	$ 36,678	$ (21,615)	$ 60,039

Net Income	-	-	-	2,187	-	2,187

Dividends paid on common stock ($0.10 per share)	-	-	-	(453)	-	(453)

Other comprehensive loss	-	-	-	-	(1,336)	(1,336)

Balance at March 31, 2024	4,543,338	$ 9,723	$ 35,253	$ 38,412	$ (22,951)	$ 60,437

Balance at December 31, 2024	4,543,338	$ 9,723	$ 35,253	$ 42,804	$ (22,915)	$ 64,865

Net Income	-	-	-	842	-	842

Dividends paid on common stock ($0.10 per share)	-	-	-	(455)	-	(455)

Other comprehensive income	-	-	-	-	3,096	3,096

Balance at March 31, 2025	4,543,338	$ 9,723	$ 35,253	$ 43,191	$ (19,819)	$ 68,348

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

Effective January 1, 2025, the Company adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance was applied retrospectively to all prior periods presented and had no material impact on the Company’s consolidated financial statements or related disclosures.

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion, the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2024. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2024 included in Financial’s Annual Report on Form 10-K. Results for the three-month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

The Company’s significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 2 of the audited financial statements and notes for the year ended December 31, 2024 and are contained in the Company’s 2024 Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2024.

Note 3 – Earnings Per Common Share (EPS)

The following is a summary of the earnings per share calculation for the three months ended March 31, 2025 and 2024 (dollars in thousands except per share data):

	Three Months Ended
	March 31,
	2025	2024

Net income	$ 842	$ 2,187

Weighted average number of shares outstanding - basic and diluted	4,543,338	4,543,338

Earnings per common share - basic and diluted	$ 0.19	$ 0.48

There were no potentially dilutive shares outstanding as of March 31, 2025 and 2024. Consequently, the weighted average shares and weighted average diluted shares were identical.

Note 4 – Stock Based Compensation

Accounting standards require companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards.

At the annual meeting of shareholders held on May 15, 2018, the shareholders approved the Bank of the James Financial Group, Inc. 2018 Equity Incentive Plan (the “2018 Incentive Plan”), which permits the issuance of up to 250,000 shares of common stock (as adjusted for stock dividends, stock splits, mergers, recapitalizations, and certain other transactions) for awards to key employees of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock awards, and performance units.

The Company did not make any grants or awards under the 2018 Incentive Plan in either 2024 or the three months ended March 31, 2025. As of March 31, 2025 and 2024, there were no grants or awards outstanding under the 2018 Incentive Plan.

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

Fair Value on a Recurring Basis

Securities Available-for-Sale

Fair values of securities available for sale are based on quoted prices available in an active market. If quoted prices are available, these securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, mortgage products, and exchange-traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow.

Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions, and certain corporate, asset-backed, and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Currently, all of the Company’s securities are considered Level 2 securities.

Derivatives Assets/Liabilities – Interest Rate Lock Commitments (IRLCs)

The Company recognizes IRLCs at fair value based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate lock commitments will close. All of the Company’s IRLCs are classified as Level 3.

Note 5 – Fair Value Measurements (continued)

The below tables summarize the Company’s financial assets that were measured at fair value on a recurring basis during the period.

		Carrying Value at March 31, 2025
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
(dollars in thousands)	Mar 31,	Identical Assets	Inputs	Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
US agency obligations	$ 76,398	$ -	$ 76,398	$ -
Mortgage-backed securities	58,684	-	58,684	-
Municipals	43,187	-	43,187	-
Corporates	14,511	-	14,511	-

Total available-for-sale securities	$ 192,780	$ -	$ 192,780	$ -
IRLCs - asset	188	-	-	188
Total assets at fair value	$ 192,968	$ -	$ 192,780	$ 188

		Carrying Value at December 31, 2024
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
(dollars in thousands)	Dec 31,	Identical Assets	Inputs	Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
US agency obligations	$ 73,060	$ -	$ 73,060	$ -
Mortgage-backed securities	58,973	-	58,973	-
Municipals	41,561	-	41,561	-
Corporates	14,322	-	14,322	-

Total available-for-sale securities	$ 187,916	$ -	$ 187,916	$ -
IRLCs - asset	42	-	-	42
Total assets at fair value	$ 187,958	$ -	$ 187,916	$ 42

Note 5 – Fair Value Measurements (continued)

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2025
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
IRLCs – asset	$188	Market approach	Range of pull through rate	70% - 100% (85%)

(1)    Weighted based on the relative value of the instruments

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2024
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
IRLCs - asset	$42	Market approach	Range of pull through rate	70% - 100% (85%)

(1)    Weighted based on the relative value of the instruments

There were no transfers of financial assets into level 3 or transfers of financial assets out of level three for periods presented.

Fair Value on a Non-recurring Basis

Collateral Dependent Loans with an ACLL

In accordance with ASC 326, the Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The Company reevaluates the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice. Because we had no collateral dependent loans with an ACLL, no nonrecurring fair value adjustments were recorded on these loans at March 31, 2025 or December 31, 2024.

Loans Held for Sale

Loans held for sale are carried at cost which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at March 31, 2025 or December 31, 2024. Gains and losses on the sale of loans are recorded within gain on sales of loans held for sale on the Consolidated Statements of Income.

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

There was no OREO as of both March 31, 2025 and December 31, 2024. Because we did not have OREO, no nonrecurring fair value adjustments were recorded for OREO at March 31, 2025 or December 31, 2024.

Financial Instruments0

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

Note 5 – Fair Value Measurements (continued)

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments and their placement in the fair value hierarchy at March 31, 2025, and December 31, 2024, were as follows (in thousands):

		Fair Value Measurements at March 31, 2025 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$ 25,760	$ 25,760	$ -	$ -	$ 25,760
Federal funds sold	69,206	69,206	-	-	69,206
Securities
Available-for-sale	192,780	-	192,780	-	192,780
Held-to-maturity, net	3,602	-	3,237	-	3,237
Restricted stock	1,821	-	1,821	-	1,821
Loans, net (1)	642,388	-	-	622,849	622,849
Loans held for sale	4,739	-	4,739	-	4,739
Interest receivable	2,970	-	2,970	-	2,970
Cash value - bank owned life insurance	23,095	-	23,095	-	23,095
Derivatives - IRLCs	188	-	-	188	188

Liabilities
Deposits	$ 911,683	$ -	$ 910,750	$ -	$ 910,750
Capital notes	10,049	-	9,835	-	9,835
Other borrowings	9,146	-	8,951	-	8,951
Interest payable	688	-	688	-	688

		Fair Value Measurements at December 31, 2024 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$ 23,287	$ 23,287	$ -	$ -	$ 23,287
Federal funds sold	50,022	50,022	-	-	50,022
Securities					-
Available-for-sale	187,916	-	187,916	-	187,916
Held-to-maturity	3,606	-	3,170	-	3,170
Restricted stock	1,821	-	1,821	-	1,821
Loans, net (1)	636,552	-	—	613,984	613,984
Loans held for sale	3,616	-	3,616	-	3,616
Interest receivable	3,065	-	3,065	-	3,065
Cash value - bank owned life insurance	22,907	-	22,907	-	22,907
Derivatives - IRLCs	42	-	—	42	42

Liabilities
Deposits	$ 882,404	$ -	$ 881,921	$ -	$ 881,921
Capital notes	10,048	-	9,836	-	9,836
Other borrowings	9,300	-	8,929	-	8,929
Interest payable	722	-	722	-	722

(1) Carrying amount is net of unearned income and the ACL.

Note 6 – Securities

The following tables summarize the Bank’s holdings for both securities held-to-maturity and securities available-for-sale as of March 31, 2025 and December 31, 2024 (amounts in thousands):

	March 31, 2025
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$$3,602	$-	$($365)	$$3,237

Available-for-sale
U.S. agency obligations	$81,928	$137	$(5,667)	$76,398
Mortgage-backed securities	67,579	17	(8,912)	58,684
Municipals	52,853	7	(9,673)	43,187
Corporates	15,507	-	(996)	14,511

	$217,867	$161	$(25,248)	$192,780

	December 31, 2024
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held-to-maturity
U.S. agency obligations	$3,606	$—	$(436)	$3,170

Available-for-sale
U.S. agency obligations	$79,976	$—	$(6,916)	$73,060
Mortgage-backed securities	69,312	9	(10,348)	58,973
Municipals	52,123	—	(10,562)	41,561
Corporates	15,510	—	(1,188)	14,322

	$216,921	$9	$(29,014)	$187,916

Note 6 – Securities (continued)

The following tables summarize the fair value of securities available-for-sale as of March 31, 2025 and as of December 31, 2024 and the corresponding amounts of unrealized losses. Management uses the valuation as of month-end in determining when securities are in an unrealized loss position (amounts in thousands):

March 31. 2025	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
in thousands	Value	Losses	Value	Losses	Value	Losses

Available-for-sale
U.S. agency obligations	$7,875	$147	$52,597	$5,520	$60,472	$5,667
Mortgage-backed securities	2,861	87	54,002	8,825	56,863	8,912
Municipals	1,666	22	40,566	9,651	42,232	9,673
Corporates	7,477	523	7,034	473	14,511	996

	$19,879	$779	$154,199	$24,469	$174,078	$25,248

December 31, 2024	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
in thousands	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. agency obligations	$11,455	$324	$61,606	$6,592	$73,061	$6,916
Mortgage-backed securities	4,026	176	54,207	10,172	58,233	10,348
Municipals	1,847	31	39,714	10,531	41,561	10,562
Corporates	7,392	608	6,930	580	14,322	1,188

	$24,720	$1,139	$162,457	$27,875	$187,177	$29,014

As of March 31, 2025, the Company owned 119 securities in an unrealized loss position. Of these securities, 28 were S&P rated AAA, 79 were rated AA, 3 were rated A, 3 were rated BBB, and 6 were non-rated. As of March 31, 2025, 54 of these securities were municipal issues, 52 were backed directly or indirectly by the U.S. government, and 13 were issues of publicly traded domestic corporations. The Company monitors its municipal and corporate securities by periodically reviewing the issuer’s cash flow and revenue streams, as well as other economic factors that could affect the issuer’s ability to service and/or repay the debt.

The Company has evaluated available-for-sale securities in an unrealized loss position for credit-related impairment at March 31, 2025, and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality; (2) unrealized losses are primarily the result of market volatility and increases in market interest rates; (3) the contractual terms of the investments do not permit the issuers to settle the securities at a price less than the par value of each investment; (4) issuers continue to make timely principal and interest payments; and (5) the Company does not intend to sell any of the investments before recovery of its amortized cost basis, nor is it likely that management will be required to sell the securities. As such, there was no allowance for credit losses on available-for-sale securities at March 31, 2025.

The Company’s held-to-maturity portfolio is covered by the explicit or implied guarantee of the United States government or one of its agencies and is rated investment grade or higher. As a result, the Company did not have an allowance for credit losses on held-to-maturity securities as of March 31, 2025 or December 31, 2024.

All held-to-maturity and available-for-sale securities were current, with no securities past due or on nonaccrual as of March 31, 2025 and December 31, 2024.

Note 6 – Securities (continued)

There were no sales of available-for-sale securities during the three months ended March 31, 2025 and March 31, 2024. As of March 31, 2025 and March 31, 2024, the Company had approximately $46,451,000 and $41,658,000 (book value), respectively, of available-for-sale securities pledged as collateral for public deposits.

The amortized costs and fair values of securities at March 31, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment Portfolio in Maturities (in thousands)	March 31, 2025
	Amortized
	Costs	Fair Value
Held-to-maturity:
Due in one year or less	$ -	$ -
Due after one year through five years	-	-
Due after five years through ten years	2,418	2,227
Due after ten years	1,184	1,010

Total securities Held-to-maturity	$ 3,602	$ 3,237

	Amortized
	Costs	Fair Value
Available-for-sale:
Due in one year or less	$ 5,513	$ 5,450
Due after one year through five years	41,665	38,904
Due after five years through ten years	72,622	66,317
Due after ten years	98,067	82,109

Total securities Available-for-sale	$ 217,867	$ 192,780

Note 7 – Business Segments

Segment Overview

The Company reports three business segments:

1.Community Banking – Provides loans, deposits, and related banking services to retail and commercial customers primarily in Central Virginia. Revenue is primarily from net interest income.

2.Mortgage Banking – Originates residential mortgage loans for sale into the secondary market, typically with servicing released. Revenue consists mainly of gains on loan sales.

3.Investment Advisory – Offers investment advisory and financial planning services through Pettyjohn, Wood & White, Inc. Revenue is primarily fee-based, tied to assets under management (AUM).

Segments refer business to one another when appropriate. Robert R. Chapman III, President of Financial is our Chief Operating Decision Maker (CODM). The CODM evaluates performance and allocates resources based on segment profit (pre-tax income). Supplemental data regularly reviewed by the CODM includes total loans held for investment, total deposits, and assets under management (AUM), as these metrics provide additional insights into segment performance. Segment accounting policies are consistent with those in the consolidated financial statements.

Note 7 – Business Segments (continued)

Significant Expense Categories

Consistent with ASU 2023-07, significant segment expenses reviewed regularly by the CODM and included in segment profit measures are separately presented. For the three months ended March 31, 2025, these significant approximate expenses included:

•Community Banking: Salaries and employee benefits ($3.738 million), data processing ($820 thousand), professional services ($1.656 million, equipment ($646 thousand) and occupancy ($535 thousand).

•Mortgage Banking: Salaries and employee benefits ($622 thousand), credit-related expenses ($131 thousand), and occupancy costs ($32 thousand).

•Investment Advisory: Salaries and employee benefits ($417 thousand) and amortization of intangible assets ($140 thousand).

Expenses not identified as significant are presented within "Other segment items" and include general and administrative costs that support the segments' operations, including travel, liability and property insurance, and contribution expenses.

Supplemental Segment Data

Supplemental data regularly reviewed by the CODM includes total loans held for investment, total deposits, and assets under management (AUM), as these metrics provide additional insights into segment performance:

•Community Banking: Total loans held for investment, net of allowances, were $642.4 million at March 31,2025 as compared to $636.6 million at December 31, 2024 and $601.1 million at March 31, 2024. Deposits totaled $918.5 million, $889.5 million and $894.6 million as March 31, 2025, December 31, 2024, and March 31, 2024 respectively.

•Investment Advisory: AUM decreased to $842.5 million from $854.0 million at December 31, 2024. AUM increased from the March 31, 2024 total of $770.9 million.

Segment financial information, including significant expense categories and supplemental metrics, is presented in the tables below, along with reconciliations to consolidated financial statements for the three months ended March 31, 2025 and 2024.

Note 7 – Business Segments (continued)

	Business Segments as of the Three Months Ended
	March 31, 2025
Dollars in Thousands	Community Banking	Mortgage Banking	Investment Advisory	Holding Company	Eliminations	Consolidated

Interest income	$ 11,234	$ -	$ -	$ -	$ -	$ 11,234
Interest expense	3,344			171	-	3,515
Net interest income	7,890	-	-	(171)	-	7,719
Gains on sales of loans	-	837	-	-	-	837
Other noninterest income	1,221	-	1,255	992	(1,022)	2,446
Net revenue	9,111	837	1,255	821	(1,022)	11,002

Less:
Provision for credit losses	137	-	-	-	-	137

Noninterest expense:
Salaries and employee benefits	3,738	622	417	-	-	4,777
Occupancy	535	32	33	-	(30)	570
Equipment	646	14	9	1	-	670
Supplies	130	4	8	-	-	142
Professional and other outside expenses	1,656	-	37	22	-	1,715
Data processing	820	-	-	-	-	820
Marketing	180	2	3	13	-	198
Credit expense	55	131	-	-	-	186
Other real estate expenses, net	-	-	-	-	-	-
FDIC insurance expense	142	-	-	-	-	142
Amortization of intangibles	-	-	140	-	-	140
Other	400	31	35	-	-	466
Total noninterest expense	8,302	836	682	36	(30)	9,826

Segment income before income taxes	672	1	573	785	(992)	1,039
Allocated income tax expense	98	-	155	(56)	-	197
Segment net income	$ 574	$ 1	$ 418	$ 841	$ (992)	$ 842
Segment assets at March 31, 2025	$ 998,304	$ 3,992	$ 9,989	$ 107,644	$ (108,203)	$ 1,011,726

Supplemental Data:
Total loans held for investment, net	$ 642,388	$ -	$ -	$ -	$ -	$ 642,388
Total deposits	$ 918,503	$ -	$ -	$ -	$ (6,820)	$ 911,683
Assets under management	$ -	$ -	$ 842,540	$ -	$ -	$ 842,540

	Business Segments as of the Three Months Ended
	March 31, 2024
Dollars in Thousands	Community Banking	Mortgage Banking	Investment Advisory	Holding Company	Eliminations	Consolidated

Interest income	$ 10,509	$ -	$ -	$ -	$ -	$ 10,509
Interest expense	3,385	-	-	174	-	3,559
Net interest income	7,124	-	-	(174)	-	6,950
Gains on sales of loans	-	927	-	-	$ -	927
Other noninterest income	1,241	-	1,163	2,240	(2,264)	2,380
Net revenue	8,365	927	1,163	2,066	(2,264)	10,257

Less:
(Recovery of) credit losses	(553)	-	-	-	-	(553)

Noninterest expense:
Salaries and employee benefits	3,519	498	428	-	-	4,445
Occupancy	458	33	26	-	(24)	493
Equipment	577	19	11	-	-	607
Supplies	132	4	9	-	-	145
Professional and other outside expenses	741	-	33	27	-	801
Data processing	751	-	-	-	-	751
Marketing	161	-	5	(136)	-	30
Credit expense	72	116	-	-	-	188
Other real estate expenses, net	-	-	-	-	-	-
FDIC insurance expense	109	-	-	-	-	109
Amortization of intangibles	-	-	140	-	-	140
Other	333	12	32	2	-	379
Total noninterest expense	6,853	682	684	(107)	(24)	8,088

Segment income before income taxes	2,065	245	479	2,173	(2,240)	2,722
Allocated income tax expense	448	-	101	(14)	-	535
Segment net income	1,617	245	378	2,187	(2,240)	2,187
Segment assets at March 31, 2024	$ 972,854	$ 1,620	$ 10,904	$ 103,289	$ (103,776)	$ 984,891

Supplemental Data:
Total loans held for investment, net	$ 601,115	$ -	$ -	$ -	$ -	$ 601,115
Total deposits	$ 894,562	$ -	$ -	$ -	$ (1,083)	$ 893,479
Assets under management	$ -	$ -	$ 770,936	$ -	$ -	$ 770,936

Note 8 – Loans and allowance for credit losses

The Company’s primary portfolio segments align with the methodology applied in estimating the allowance for credit losses and are reflected as such in the disclosures as of and for the period ended March 31, 2025 as provided below. Management determined that the classifications set forth below were appropriate for use in identifying and managing risk in the loan portfolio.

Loan Segments:	Loan Classes:
Commercial	Commercial and Industrial Loans
Commercial Real Estate	Commercial Mortgages – Owner Occupied
Commercial Mortgages – Non-Owner Occupied
Commercial Construction/Land
Consumer	Consumer Open-End
Consumer Closed-End
Residential	Residential Mortgages
Residential Consumer Construction/Land

Commercial and Commercial Real Estate

Commercial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not meet expectations, and the value of the collateral securing these loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may include a personal guarantee. Short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the borrower’s ability to collect amounts due from its customers. Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or the general economy. The characteristics of properties securing the Company’s commercial real estate portfolio are diverse but geographically concentrated almost entirely in the Company’s market area. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria. In general, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate versus non-owner-occupied loans.

Consumer and Residential

Consumer and Residential consist of two segments - residential mortgage loans and personal loans. We include HELOCs and other second mortgages in our consumer loan segment. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer personal loans are secured by consumer personal assets, such as automobiles or recreational vehicles. Some consumer personal loans are unsecured, such as small installment loans and certain lines of credit. For residential mortgage loans that are secured by 1-4 family residences and are generally owner-occupied, the Company generally establishes a maximum loan-to-value ratio. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Note 8 – Loans and allowance for credit losses (continued)

A summary of loans, net of deferred costs of $600,000 and $589,000 as of March 31, 2025 and December 31, 2024, respectively, is as follows (dollars in thousands):

	As of	As of
	March 31, 2025	December 31, 2024
Commercial	$ 59,976	$ 66,418
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	154,630	140,443
Commercial Mortgages-Non-Owner Occupied	205,132	195,089
Commercial Construction/Land	11,537	23,883
Consumer:
Consumer Open-End	52,759	50,041
Consumer Closed-End	27,362	28,269
Residential:
Residential Mortgages	111,652	113,303
Residential Consumer Construction/Land	26,361	26,150

Total loans	$ 649,409	$ 643,596

Less allowance for credit losses	7,021	7,044

Net loans	$ 642,388	$ 636,552

The following table presents the amortized cost basis of collateral dependent loans by loan segment:

Collateral Dependent Loans	March 31, 2025
(dollars in thousands)	Business/Other Assets	Real Estate
Commercial	$ 4,181	$ -
Commercial Real Estate	-	7,239
Consumer	-	583
Residential	-	1,610
Total	$ 4,181	$ 9,432

Collateral Dependent Loans	December 31, 2024
(dollars in thousands)	Business/Other Assets	Real Estate
Commercial	$ 3,315	$ -
Commercial Real Estate	-	7,350
Consumer	-	592
Residential	-	1,369
Total	$ 3,315	$ 9,311

The following tables present the activity in the allowance for credit losses for the three-month periods ended and the distribution of the allowance by segment as of March 31, 2025, and 2024.

Note 8 – Loans and allowance for credit losses (continued)

	Allowance for Credit Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Three Months Ended March 31, 2025

		Commercial
2025	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:

Beginning Balance, December 31, 2024	$ 686	$ 3,719	$ 842	$ 1,797	$ 7,044
Charge-Offs	-	-	(53)	(9)	(62)
Recoveries	4	-	7	-	11
Provision for (recovery of)	(158)	196	41	(51)	28
Ending Balance, March 31, 2025	$ 532	$ 3,915	$ 837	$ 1,737	$ 7,021

	As of and For the Three Months Ended March 31, 2024

		Commercial
2024	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:

Beginning Balance, December 31, 2023	$ 514	$ 3,985	$ 1,093	$ 1,820	$ 7,412
Charge-Offs	(8)	-	(57)	-	(65)
Recoveries	65	1	7	1	74
Provision for (recovery of)	73	(344)	(159)	(71)	(501)
Ending Balance, March 31, 2024	$ 644	$ 3,642	$ 884	$ 1,750	$ 6,920

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

We segregate commercial and commercial real estate loans into the above categories based on the following criteria and we review the characteristics of each rating at least annually, generally during the first quarter. The characteristics of these ratings are as follows:

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

Note 8 – Loans and allowance for credit losses (continued)

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

Note 8 – Loans and allowance for credit losses (continued)

The table below details the amortized cost of the classes of loans by credit quality indicator and year of origination as of March 31, 2025.

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial:
Risk Rating
Pass	$ 1,013	$ 10,527	$ 3,331	$ 2,783	$ 6,511	$ 15,554	$ 15,889	$ 24	$ 55,632
Special Mention	-	-	-	37	74	-	-	-	111
Substandard	-	-	911	12	40	553	2,569	148	4,233
Total	$ 1,013	$ 10,527	$ 4,242	$ 2,832	$ 6,625	$ 16,107	$ 18,458	$ 172	$ 59,976

Commercial Real Estate:
Commercial Mort. - Owner Occupied
Risk Rating
Pass	$ 5,890	$ 25,000	$ 8,888	$ 22,227	$ 46,021	$ 39,929	$ 1,496	$ 151	$ 149,602
Special Mention	-	-	-	-	-	251	-	-	251
Substandard	-	-	92	-	2,851	1,834	-	-	4,777
Total	$ 5,890	$ 25,000	$ 8,980	$ 22,227	$ 48,872	$ 42,014	$ 1,496	$ 151	$ 154,630

Commercial Mort. - Non-Owner Occupied
Risk Rating
Pass	$ 10,573	$ 40,536	$ 12,005	$ 48,663	$ 27,010	$ 57,824	$ 6,404	$ -	$ 203,015
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	944	-	1,173	-	-	2,117
Total	$ 10,573	$ 40,536	$ 12,005	$ 49,607	$ 27,010	$ 58,997	$ 6,404	$ -	$ 205,132

Commercial Construction/Land
Risk Rating
Pass	$ 1,899	$ 1,820	$ 1,485	$ 378	$ 2,689	$ 2,508	$ 414	$ -	$ 11,193
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	344	-	-	-	344
Total	$ 1,899	$ 1,820	$ 1,485	$ 378	$ 3,033	$ 2,508	$ 414	$ -	$ 11,537

Consumer:
Consumer - Open-End
Risk Rating
Pass	$ -	$ -	$ -	$ -	$ -	$ -	$ 51,023	$ 1,336	$ 52,359
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	400	400
Total	$ -	$ -	$ -	$ -	$ -	$ -	$ 51,023	$ 1,736	$ 52,759

Consumer - Closed-End
Risk Rating
Pass	$ 375	$ 6,282	$ 4,388	$ 9,294	$ 363	$ 6,390	$ -	$ -	$ 27,092
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	36	-	118	-	116	-	-	270
Total	$ 375	$ 6,318	$ 4,388	$ 9,412	$ 363	$ 6,506	$ -	$ -	$ 27,362

Residential:
Residential Mortgages
Risk Rating
Pass	$ 416	$ 18,192	$ 23,501	$ 22,557	$ 8,962	$ 35,847	$ -	$ -	$ 109,475
Special Mention	-	-	-	-	-	72	-	-	72
Substandard	-	-	-	515	-	1,590	-	-	2,105
Total	$ 416	$ 18,192	$ 23,501	$ 23,072	$ 8,962	$ 37,509	$ -	$ -	$ 111,652

Residential Consumer Construction/Land
Risk Rating
Pass	$ 3,193	$ 11,963	$ 5,006	$ 2,340	$ 1,137	$ 2,722	$ -	$ -	$ 26,361
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total	$ 3,193	$ 11,963	$ 5,006	$ 2,340	$ 1,137	$ 2,722	$ -	$ -	$ 26,361

Totals:
Risk Rating
Pass	$ 23,359	$ 114,320	$ 58,604	$ 108,242	$ 92,693	$ 160,774	$ 75,226	$ 1,511	$ 634,729
Special Mention	-	-	-	37	74	323	-	-	434
Substandard	-	36	1,003	1,589	3,235	5,266	2,569	548	14,246
Total	$ 23,359	$ 114,356	$ 59,607	$ 109,868	$ 96,002	$ 166,363	$ 77,795	$ 2,059	$ 649,409

Note 8 – Loans and allowance for credit losses (continued)

The table below details the amortized cost of the classes of loans by credit quality indicator and year of origination as of December 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial
Risk Rating
Pass	$ 10,412	$ 3,680	$ 2,901	$ 7,188	$ 734	$ 16,070	$ 21,602	$ 341	$ 62,928
Special Mention	-	-	41	79	-	-	-	-	120
Substandard	-	922	13	43	-	569	1,654	169	3,370
Total	$ 10,412	$ 4,602	$ 2,955	$ 7,310	$ 734	$ 16,639	$ 23,256	$ 510	$ 66,418

Commercial Real Estate:
Commercial Mort. - Owner Occupied
Risk Rating
Pass	$ 21,261	$ 8,959	$ 21,770	$ 39,881	$ 5,663	$ 35,869	$ 1,564	$ 153	$ 135,120
Special Mention	-	-	-	-	-	451	-	-	451
Substandard	-	93	-	2,898	44	1,837	-	-	4,872
Total	$ 21,261	$ 9,052	$ 21,770	$ 42,779	$ 5,707	$ 38,157	$ 1,564	$ 153	$ 140,443

Commercial Mort. - Non-Owner Occupied
Risk Rating
Pass	$ 39,659	$ 12,203	$ 49,273	$ 27,410	$ 9,698	$ 49,206	$ 6,467	$ -	$ 193,916
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	1,173	-	-	-	1,173
Total	$ 39,659	$ 12,203	$ 49,273	$ 27,410	$ 10,871	$ 49,206	$ 6,467	$ -	$ 195,089

Commercial Construction/Land
Risk Rating
Pass	$ 7,180	$ 1,496	$ 768	$ 9,497	$ 1,976	$ 1,020	$ 641	$ -	$ 22,578
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	951	354	-	-	-	-	1,305
Total	$ 7,180	$ 1,496	$ 1,719	$ 9,851	$ 1,976	$ 1,020	$ 641	$ -	$ 23,883

Consumer:
Consumer - Open-End
Risk Rating
Pass	$ -	$ -	$ -	$ -	$ -	$ -	$ 48,531	$ 1,110	$ 49,641
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	400	400
Total	$ -	$ -	$ -	$ -	$ -	$ -	$ 48,531	$ 1,510	$ 50,041

Consumer - Closed-End
Risk Rating
Pass	$ 6,660	$ 4,548	$ 9,634	$ 382	$ 398	$ 6,366	$ -	$ -	$ 27,988
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	37	-	119	-	-	125	-	-	281
Total	$ 6,697	$ 4,548	$ 9,753	$ 382	$ 398	$ 6,491	$ -	$ -	$ 28,269

Residential:
Residential Mortgages
Risk Rating
Pass	$ 18,418	$ 23,905	$ 22,954	$ 9,082	$ 8,376	$ 28,572	$ -	$ -	$ 111,307
Special Mention	-	-	-	-	-	73	-	-	73
Substandard	-	-	265	-	103	1,555	-	-	1,923
Total	$ 18,418	$ 23,905	$ 23,219	$ 9,082	$ 8,479	$ 30,200	$ -	$ -	$ 113,303

Residential Consumer Construction/Land
Risk Rating
Pass	$ 12,522	$ 6,375	$ 2,436	$ 1,161	$ 848	$ 2,808	$ -	$ -	$ 26,150
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total	$ 12,522	$ 6,375	$ 2,436	$ 1,161	$ 848	$ 2,808	$ -	$ -	$ 26,150

Totals:
Risk Rating
Pass	$ 116,112	$ 61,166	$ 109,736	$ 94,601	$ 27,693	$ 139,911	$ 78,805	$ 1,604	$ 629,628
Special Mention	-	-	41	79	-	524	-	-	644
Substandard	37	1,015	1,348	3,295	1,320	4,086	1,654	569	13,324
Total	$ 116,149	$ 62,181	$ 111,125	$ 97,975	$ 29,013	$ 144,521	$ 80,459	$ 2,173	$ 643,596

Note 8 – Loans and allowance for credit losses (continued)

The following table details the gross charge-offs of loans by year of origination for the three months ended March 31, 2025 and the year ended December 31, 2024.

Current Period Gross Charge-Offs by Origination Year (in thousands)

As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial	-	-	-	$ -	-	-	-	-	-
Commercial Real Estate:	-	-	-	-	-	-	-		-
Commercial Mortgages-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Construction/ Land	-	-	-	-	-	-	-	-	-
Consumer:	-	-	-		-	-	-	-	-
Consumer Open-End	-	-	-	48	-	5	-	-	53
Consumer Closed-End	-	-	-	-	-	-	-	-	-
Residential:	-	-	-	-	-	-	-	-	-
Residential Mortgages	-	-	-	-	-	9	-	-	9
Residential Consumer Construction/Land	-	-	-	-	-	-	-	-	-

Total	$ -	$ -	$ -	$ 48	$ -	$ 14	$ -	$ -	$ 62

As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial	$ -	$ 8	$ -	$ -	$ -	$ -	$ -	$ -	$ 8
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Construction/Land	-	-	-	-	-	-	-	-	-

Consumer:
Consumer Open-End	-	-	-	-	-	2	-	-	2
Consumer Closed-End	-	-	74	-	-	-	-	-	74
Residential:
Residential Mortgages	-	-	-	-	-	-	-	-	-
Residential Consumer Construction/Land	-	-	-	-	-	-	-	-	-

Total	$ -	$ 8	$ 74	$ -	$ -	$ 2	$ -	$ -	$ 84

Note 8 – Loans and allowance for credit losses (continued)

The following tables present nonaccrual information by class of loans as of March 31, 2025 and December 31, 2024:

Loans on Nonaccrual Status

(dollars in thousands)

	March 31, 2025
	Nonaccrual Loans
	With No Allowance	With an Allowance	Total
Commercial	$ 393	$ 72	$ 465
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	35	-	35
Commercial Mortgages-Non-Owner Occupied	-	-	-
Commercial Construction/Land	344	-	344
Consumer
Consumer Open-End	-	-	-
Consumer Closed-End	184	-	184
Residential:
Residential Mortgages	770	-	770
Residential Consumer Construction/Land	-	-	-
Total	$ 1,726	$ 72	$ 1,798

	December 31, 2024
	Nonaccrual Loans
	With No Allowance	With an Allowance	Total
Commercial	$ 279	$ 193	$ 472
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	43	-	43
Commercial Mortgages-Non-Owner Occupied	-	-	-
Commercial Construction/Land	354	-	354
Consumer
Consumer Open-End	-	-	-
Consumer Closed-End	192	-	192
Residential:
Residential Mortgages	579	-	579
Residential Consumer Construction/Land	-	-	-
Total	$ 1,447	$ 193	$ 1,640

The Company did not record any interest income on nonaccrual loans during the three months ended March 31, 2025 and 2024.  The Company did reverse any interest on nonaccrual loans in the three months ended March 31, 2025 and 2024, respectively.

Note 8 – Loans and allowance for credit losses (continued)

The following tables present an aging analysis of the loan portfolio by class and past due as of March 31, 2025 and December 31, 2024:

Age Analysis of Past Due Loans as of March 31, 2025
							Recorded
			Greater				Investment
2025	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$24	$-	$398	$422	$59,554	$59,976	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	75	-	-	75	154,555	154,630	-
Commercial Mortgages-Non-Owner Occupied	82	-	-	82	205,050	205,132	-
Commercial Construction/Land	-	-	-	-	11,537	11,537	-
Consumer:
Consumer Open-End	371	40	-	411	52,348	52,759	-
Consumer Closed-End	109	118	-	227	27,135	27,362	-
Residential:
Residential Mortgages	329	126	97	552	111,100	111,652	-
Residential Consumer Construction/Land	-	-	-	-	26,361	26,361	-
Total	$990	$284	$495	$1,769	$647,640	$649,409	$-

Age Analysis of Past Due Loans as of December 31, 2024

2024			Greater				Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$—	$398	$74	$472	$65,946	$66,418	$—
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	—	—	43	43	140,400	140,443	—
Commercial Mortgages-Non-Owner Occupied	—	—	—	—	195,089	195,089	—
Commercial Construction/Land	—	—	—	—	23,883	23,883	—
Consumer:
Consumer Open-End	39	1	—	40	50,001	50,041	—
Consumer Closed-End	112	73	—	185	28,084	28,269	—
Residential:
Residential Mortgages	174	358	340	872	112,431	113,303	—
Residential Consumer Construction/Land	—	—	—	—	26,150	26,150	—
Total	$325	$830	$457	$1,612	$641,984	$643,596	$—

Note 8 – Loans and allowance for credit losses (continued)

Occasionally, the Bank modifies loans for borrowers experiencing financial difficulties by providing principal forgiveness, term extensions, interest rate reductions, or payment deferrals. Because the effect of most modifications is already included in the allowance for credit losses due to the measurement methodologies used in its estimate, the allowance for credit losses is typically not adjusted upon modification. When principal forgiveness is provided at modification, the amount forgiven is charged against the allowance for credit losses.

There were no loan modifications for borrowers experiencing financial difficulty during the three months ended March 31, 2025, or March 31, 2024. As of March 31, 2025, no previously modified loans had defaulted in the last twelve months.

ACL on Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $652,000 at March 31, 2025, is separately classified within Other Liabilities on the Consolidated Balance Sheets.

The following table presents the balance and activity in the ACL for unfunded commitments for the three months ended March 31, 2025 and 2024:

Allowance for Credit Losses on Unfunded Commitments
Balance, December 31, 2024	$ 543
Provision for credit losses	109
Balance March 31, 2025	$ 652

Balance, December 31, 2023	$ 665
Recovery of credit losses	(52)
Balance March 31, 2024	$ 613

Other Real Estate Owned

At March 31, 2025 and December 31, 2024, the Company had no consumer mortgage loans secured by residential real estate for which foreclosure was in process. The Company held no residential real estate properties in other real estate owned as of March 31, 2025 and December 31, 2024.

Note 9 – Recent accounting pronouncements and other authoritative guidance

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose specific types of expenses included in the expense captions presented on the face of the income statement as well as make certain other disclosures. The effective date was clarified by the FASB’s issuance of ASU 2025-01, which clarified that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the standard may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

Note 9 – Recent accounting pronouncements and other authoritative guidance (continued)

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” These amendments require an entity to disclose additional information within its income tax rate reconciliation. Additionally, the amendments in this ASU require an entity to provide additional disaggregated information concerning the amounts of income taxes paid (net of refunds received) by jurisdiction and other specific income tax related disclosures. This ASU is effective for annual periods beginning after December 15, 2024. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

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

Management has reviewed events occurring through the date the financial statements were available to be issued and no other subsequent events occurred requiring accrual or that require disclosure and have not been disclosed in the footnotes to the Company’s unaudited consolidated financial statements as of March 31, 2025.

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

•potential exposure to fraud, negligence, computer theft and cyber-crime and cyber-threats, and the Company’s ability to maintain the security of its data processing and information technology systems;

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

•the ability to maintain adequate liquidity by retaining deposit customers and secondary funding sources, especially if the Company’s or banking industry’s reputation becomes damaged;

•the adequacy of the level of the Company’s allowance for credit losses, the amount of credit loss provisions required in future periods, and the failure of assumptions underlying the allowance for credit losses;

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

•the risk that Financial’s analysis of these risks and forces is incorrect or that the strategies developed to address them are unsuccessful;

•the stability of the overall banking industry in the United States;

•economic and political tensions with China, the ongoing war between Russia and Ukraine and potential expansion of combatants, and the sanctions imposed on Russia by numerous countries and private companies, all of which may have a destabilizing effect on financial markets and economic activity;

•the potential impact of tariffs, trade restrictions, or changes in U.S. trade policy on businesses in our market area and our business and agricultural borrowers, which could indirectly affect credit quality, loan demand, or overall economic conditions in its market area; and

•other risks and uncertainties set forth in this Annual Report on Form 10-K and, from time to time, in our other filings with the Securities and Exchanges Commission (“SEC”).

Other risks, uncertainties, and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make.

These factors should be considered when evaluating the forward-looking statements, and you should not place undue reliance on such statements. Financial specifically disclaims any obligation to update factors or to publicly announce the results of revisions to any of the forward-looking statements or comments included herein to reflect future events or developments. This discussion and analysis should be read in conjunction with the description of our “Risk Factors” in Item 1A of the most recently filed Form 10-K.

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

The ACLL is management’s estimate of the probable losses expected in our loan portfolio and held-to-maturity securities portfolio. With the exception of loans related to agriculture, the Company uses a discounted cash flow model to estimate its current expected credit losses in our loan portfolio. Actual losses could differ significantly from the historical factors that we use in estimating risk. For information on the Company’s policies on the ACLL, please refer to Note 2 – “Allowance for Credit Losses - Loans” in the Company’s Form 10-K for the year ended December 31, 2024. See “Management Discussion and Analysis Results of Operations – Allowance and Provision for Credit losses” below for further discussion of the allowance for credit losses.

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

We conduct our investment advisory business through PWW, which Financial acquired on December 31, 2021. PWW is a Lynchburg, Virginia-based investment advisory firm that has approximately $843 million in assets under management and advisement as of March 31, 2025. PWW generates revenue primarily through investment advisory fees.

The Bank’s principal office is located at 828 Main Street, Lynchburg, Virginia 24504 and its telephone number is (434) 846-2000. The Bank also maintains a website at www.bankofthejames.bank.

Our operating results depend primarily upon the Bank’s net interest income, which is determined by the difference between (i) interest and dividend income on earning assets—consisting primarily of loans, investment securities, and other investments—and

(ii) interest expense on interest-bearing liabilities, consisting principally of deposits and other borrowings. The Bank’s net income is also affected by its provision for credit losses, as well as the level of its noninterest income (including gains on sales of loans held for sale, service charges, and investment advisory fees) and its noninterest expenses (including salaries and employee benefits, occupancy expense, data processing expenses, Federal Deposit Insurance Corporation premiums, expenses in complying with regulatory requirements, miscellaneous other expenses, franchise taxes, and income taxes).

The Bank intends to enhance its profitability by increasing its market share in its service areas, providing additional services to customers, and controlling costs.

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

•A branch located at 550 Water St., Charlottesville, Virginia (the “Water Street Branch”),

•A branch located at 2101 Electric Rd, Roanoke, Virginia (the “Oak Grove Branch”),

•A branch located at 13 Village Highway, Rustburg, Virginia (the “Rustburg Branch”),

•A branch located at 19792 Main Street, Buchanan, Virginia (the “Buchanan Branch”);

•A temporary branch located at 2773 Rockfish Valley Highway, Nellysford, Virginia (the “Temporary Nellysford Branch”); and

•A branch located at 20795 Timberlake Road, Lynchburg, Virginia (the “Timberlake Branch”).

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

The Bank continuously evaluates areas within our service areas to identify viable branch locations. Based on this evaluation, the Bank may acquire additional suitable sites.

Subject to regulatory approval, the Bank may open additional branches during the next two fiscal years. Although numerous factors could influence the Bank’s expansion plans, the following discussion provides a general overview of the additional branch locations that the Bank currently is considering, including the following propertiy that we own and are holding for expansion:

•Real Property located at 2935 Rockfish Valley Highway, Nellysford, Virginia. On September 18, 2023, the Bank purchased real property located at 2935 Rockfish Valley Highway, Nellysford, Virginia. The building on the property previously served as a bank branch for another financial institution. The Bank anticipates that the cost to upfit the building will be minimal. The property is subject to a restrictive covenant that prohibits the Bank from using the property for any banking-related activity until the covenant expires in September 2025. Following the expiration of this restrictive covenant, the Bank intends to use this property as a permanent branch in Nellysford, Virginia We anticipate relocating the Temporary Nellysford Branch to this location in the fall of 2025.

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

Although the Bank cannot predict the financial impact of each new branch with certainty, management generally anticipates that each new branch will become profitable within 12 to 18 months of operation.

The Bank continues to evaluate suitable branch locations and may acquire properties for expansion in the next 12 months. Future branch openings are subject to regulatory approval.

OFF-BALANCE SHEET ARRANGEMENTS

The Bank is party to various financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk exceeding the amount recognized in the balance sheets and could impact the overall liquidity and capital resources to the extent customers accept or use these commitments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Bank’s commitments follows:

	March 31, 2025	December 31, 2024
(in thousands)
Commitments to extend credit	$ 181,880	$ 182,522
Letters of Credit	$ 3,265	3,507
Total	$ 185,145	$ 186,029

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on the Bank’s credit evaluation of the customer.

The Bank has rate lock commitments to originate mortgage loans through its Mortgage Division. The Bank has entered into corresponding commitments with third-party investors to sell each of these loans that close. No other obligation exists. As a result of these contractual relationships with these investors, the Bank is not exposed to losses, nor will it ultimately realize gains related to its rate lock commitments due to changes in interest rates.

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of March 31, 2025 and December 31, 2024 and the results of operations of Financial for the three-month periods ended March 31, 2025 and 2024. This discussion should be read in conjunction with the financial statements included elsewhere herein.All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

March 31, 2025 as Compared to December 31, 2024

Total assets were $1,011,726,000 on March 31, 2025 compared with $979,244,000 at December 31, 2024, an increase of 3.32%. The increase in total assets was primarily due to increases in cash, Fed funds sold, securities available-for-sale, loans, net of the allowance for credit losses, loans held for sale, and, to a lesser extent, the cash value of bank-owned life insurance.

Total deposits increased from $882,404,000 as of December 31, 2024 to $911,683,000 on March 31, 2025, an increase of 3.32%. This growth was due in large part to a strategic change in our use of the Insured Cash Sweep (ICS) program at the beginning of 2025. In December 2024, we initiated participation in the ICS one-way (non-reciprocal) deposit sweep program to manage our balance sheet size. Under the one-way ICS option, certain customer deposit balances were placed with other banks through the ICS network (providing those customers full FDIC insurance coverage) instead of being held on our balance sheet. This temporary off-loading of deposits via ICS resulted in lower reported deposits at year-end 2024. At the start of 2025, we reversed the transactions, which resulted in the return of funds back onto our balance sheet. The return of these funds accounted for the majority of the first quarter deposit increase. We continue to utilize the reciprocal portion of the ICS program (which we had participated in prior to late 2024) for customers requiring full insurance coverage, as reciprocal ICS deposits remain on our balance sheet (though they are classified as brokered deposits for regulatory purposes) and may use the non-reciprocal program again in the future.

Total loans, excluding loans held for sale, increased to $649,409,000 on March 31, 2025 from $643,596,000 on December 31, 2024. The increase was primarily due to increases in commercial real estate and consumer loans, and was offset in part by a decrease in commercial, and to a lesser extent, residential loans. These decrease were due to payoffs and normal amortization of loans. Loans, excluding loans held for sale and net of deferred fees and costs and including the allowance for credit losses, increased to $642,388,000 on March 31, 2025 from $636,552,000 on December 31, 2024, an increase of 0.92%. The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	March 31, 2025		December 31, 2024
	Amount	Percentage	Amount	Percentage
Commercial	$ 59,976	9.24%	$ 66,418	10.32%
Commercial Real Estate	371,299	57.17%	359,415	55.84%
Consumer	80,121	12.34%	78,310	12.17%
Residential	138,013	21.25%	139,453	21.67%
Total loans	$ 649,409	100.00%	$ 643,596	100.00%

The subsegments of the loan portfolio of the segments shown above are set forth in Note 8 of our financial statements.

As a community bank, the Bank is committed to growing assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets it serves. Based on the loan portfolio as of March 31, 2025, the non-owner occupied commercial real estate loans and the construction and land development loans were approximately 228% and 19% (based on interagency commercial real estate guidelines) of total risk-based capital, respectively.

We have expertise and a long history of originating and managing commercial real estate loans. Our strong credit underwriting process includes management and board oversight. We perform rigorous monitoring, stress testing, and reporting of these portfolios at the management and board levels, and we continue to monitor the concentration level in commercial real estate loans within our loan portfolio monthly.

The Bank closely monitors concentrations within its commercial real estate loan portfolio. As of March 31, 2025, non-owner occupied commercial real estate loans totaled $156,852,000, or 24.07% of total loans. This amount was calculated by purpose code and it is consistent with the Call Report that the Bank files with the Federal Deposit Insurance Corporation. The Bank has minimal exposure to loans secured by large office buildings or shopping centers, which comprise less than 5% of the non-owner occupied commercial real estate portfolio. The majority of the Bank’s non-owner occupied commercial loans are secured by smaller, multi-tenant properties diversified across various industries and geographies within our market areas.

The Bank does not have any non-owner occupied commercial loans secured by properties in major city centers. We have not seen an increase in delinquencies in loans secured by non-owner occupied commercial real estate.

In addition, to help manage risk, we actively manage and monitor our commercial real estate risk through the following, when appropriate:

Origination and Analysis

We have a thorough loan origination process. For all CRE loans secured by real estate collateral, we require an appraisal or valuation at the time we originate the loan. We generally do not approve loans that have a loan-to-value ratio exceeding 80%. We perform an individual property cash flow analysis and, if appropriate, a global cash flow analysis at origination and generally require a debt service coverage ratio of at least 1.2x.

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

•Meeting at least annually with clients to which the Bank has significant exposure, along with market-level monitoring of vacancy rates and rental trends;

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

The following table sets forth information for non-owner occupied CRE loans for the four largest categories of loans (classified by purpose code and collateral description) having the highest current principal balance:

Commercial Real Estate Loan Portfolio (CRE) Non-Owner Occupied (in thousands) As of March 31, 2025
Collateral Description	Total Number of Loans	Current Balance	% of Total Loans	Average Balance	Weighted Avg LTV of Top 5 Loans (1)
Multi-Family (5 or more)	42	$ 51,698	7.96%	$ 1,247	52.72%
Hotel/Motel	9	32,254	4.97%	3,584	49.98%
Office Building	35	23,429	3.61%	641	53.09%
Retail Store	25	19,893	3.06%	795	62.27%

(1)Loan-to-value is based on collateral valuation at origination date against current bank-owned principal.

The following table sets forth information for owner occupied CRE Loans set forth the four largest categories of loans (classified by purpose code and collateral description) having the highest current principal balance:

Commercial Real Estate Loan Portfolio (CRE) Owner Occupied (in thousands) As of March 31, 2025
Collateral Description	Total Number of Loans	Current Balance	% of Total Loans	Average Balance	Weighted Avg LTV of Top 5 Loans (1)
Office Building	80	$ 37,058	5.76%	$ 406	47.16%
Industrial	33	33,314	5.13%	1,041	59.73%
Medical Building	27	15,635	2.41%	579	71.59%
Retail Store	29	14,068	2.17%	502	57.29%

(1)Loan-to-value is based on collateral valuation at origination date against current bank-owned principal.

Total nonperforming assets, which consist of nonaccrual loans, loans past due 90 days or more and still accruing, and OREO, were $1,798,000 on March 31, 2025 compared with $1,640,000 on December 31, 2024. Because we had no OREO on either March 31, 2025 or December 31, 2024, the nonperforming assets consist entirely of nonperforming loans.

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

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure or deeds in lieu of foreclosure. We had no OREO on March 31, 2025 or December 31, 2024. The Bank neither acquired nor disposed of any OREO during the three months ended March 31, 2025. As a result, the OREO balance remained $0 as of March 31, 2025.

Cash and cash equivalents increased to $94,966,000 on March 31, 2025 from $73,309,000 on December 31, 2024. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including Federal funds sold). Deposit inflows allowed management to deploy excess liquidity into overnight Fed funds. Cash and cash equivalents are subject to routine fluctuations in deposits, including fluctuations in transactional accounts and professional settlement accounts.

Securities held-to-maturity were essentially flat, decreasing slightly to $3,602,000 on March 31, 2025 from $3,606,000 on December 31, 2024. This decrease is a result of normal net amortization of premiums within the held-to-maturity portfolio.

Securities available-for-sale, which are carried on the balance sheet at fair market value, increased by $4,864,000 to $192,780,000 on March 31, 2025 from $187,916,000 on December 31, 2024. During the three months ended March 31, 2025, the Bank purchased $16,482,000 in available-for-sale securities. During the same period the Bank sold no available-for-sale securities and received $10,000,000 in proceeds from calls, maturities, and paydowns of securities available-for-sale. As of March 31, 2025, we have an unrealized tax-effected loss of $19,819,000 (or $25,248,000 prior to the tax benefit). Financial does not expect to realize the losses as it has the intent and ability to hold the securities until their recovery, which may be at maturity.

Financial’s investment in Federal Home Loan Bank of Atlanta (FHLBA) stock totaled $671,900 as of March 31, 2025, compared to $671,800 as of December 31, 2024. FHLBA stock is generally viewed as a long-term investment. Because there is no market for the stock other than other Federal Home Loan Banks or member institutions, FHLBA stock is considered a restricted security. Therefore, when evaluating FHLBA stock for impairment, its value is based on the ultimate recoverability of the par value rather than recognizing temporary declines in value.

Liquidity and Capital

At March 31, 2025, Financial, on a consolidated basis, had liquid assets of $287,746,000 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold and available-for-sale investments. The Bank has pledged (market values):

•approximately $38,000,000 of our available-for-sale securities as collateral with correspondent banks, including the FHLBA, for collateralized lines of credit;

•approximately $46,000,000 of our available-for-sale securities as security for public deposits; and

•approximately $28,000,000 of our available-for-sale securities as collateral for advances at the Federal Reserve Bank’s discount window.

Further, if additional liquidity is needed, the Bank has the ability to purchase up to $53,000,000 of Fed funds through the Bank’s correspondent relationships and borrow from the FHLBA by pledging additional investments within the Bank’s portfolio as collateral. In addition to the above, the Bank has borrowing capacity with the FHLBA of approximately $20,000,000 related to loans it has pledged to the FHLBA.

As of March 31, 2025, the Bank had no borrowings from any of these sources.

Management believes that liquid assets were adequate at March 31, 2025. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments from customers.

While we have not experienced any unusual pressure on our deposit balances or our liquidity position, management continues to closely monitor our sources and uses of funds to meet our cash flow requirements while attempting to maximize profits. The Company’s total uninsured deposits, which are the amount of deposits, subject to aggregation rules, that exceed the FDIC insurance limit (currently $250,000), were approximately $241,832,000, or 26.53% of our total deposits, at March 31, 2025. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

At March 31, 2025, the Bank had a leverage ratio of approximately 9.12%, a Tier 1 risk-based capital ratio and a CET1 ratio of approximately 11.84%, and a total risk-based capital ratio of approximately 12.75%. As of March 31, 2025 and December 31, 2024, the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The following table sets forth the minimum capital requirements and the Bank’s capital position as of March 31, 2025 and December 31, 2024:

Bank Level Only Capital Ratios

Analysis of Capital for Bank of the James (Bank only)
(dollars in thousands)

	March 31,	December 31,
Analysis of Capital	2025	2024

Tier 1 capital
Common Stock	$ 3,742	$ 3,742
Surplus	22,325	22,325
Retained earnings	65,467	65,292
Total Tier 1 capital	$ 91,534	$ 91,359

Common Equity Tier 1 Capital (CET1)	$ 91,534	$ 91,359

Tier 2 capital
Allowance for credit losses	$ 7,021	$ 7,044

Total Tier 2 capital:	$ 7,021	$ 7,044
Total risk-based capital	$ 98,555	$ 98,403

Risk weighted assets	$ 772,936	$ 766,614
Average total assets	$ 1,003,385	$ 1,010,594

	Actual		Regulatory Benchmarks
			For Capital	For Well
	March 31,	December 31,	Adequacy	Capitalized
	2025	2024	Purposes (1)	Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.12%	9.04%	4.000%	5.000%
Common Equity Tier 1 capital	11.84%	11.92%	7.000%	6.500%
Tier 1 risk-based capital ratio	11.84%	11.92%	8.500%	8.000%
Total risk-based capital ratio	12.75%	12.84%	10.500%	10.000%

(1)Includes the capital conservation buffer of 2.50% for all ratios, excluding the Tier 1 capital to average total assets ratio.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $3,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis at March 31, 2025 would be lower than those of the Bank because a portion of proceeds from the sale of notes previously issued by the holding company were contributed to the Bank as equity.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

Earnings Summary

Financial had net income including all operating segments of $842,000 for the three months ended March 31, 2025, compared to $2,187,000 for the comparable period in 2024. Basic and diluted earnings per common share for the three months ended March 31, 2025 were $0.19, compared to $0.48 for the three months ended March 31, 2024.

The decrease in net income for the three months ended March 31, 2025, as compared to the prior year period, was primarily driven by a significant increase in noninterest expense and along with a notable change in the provision for credit losses. Noninterest expense rose by $1,738,000, or 21.5%, from the prior year period, largely due to a non-recurring fee paid to a consultant we engaged to help negotiate a contract with our core provider of approximately $1,000,000 in the first quarter of 2025. Furthermore, the Company recorded a provision for credit losses of $137,000 in the first quarter of 2025, as compared to a recovery of credit losses of $553,000 that was recorded in the first quarter of 2024. A slight decrease in noninterest income also contributed to the overall decline in net income.

These negative factors were partially offset by an increase in net interest income. Net interest income increased by $769,000, or 11.1%, to $7,719,000 for the three months ended March 31, 2025, from $6,950,000 in the comparable 2024 period. This increase was the result of higher interest income, primarily from growth in the loan portfolio and increased yields on earning assets, combined with a slight decrease in total interest expense.

These operating results represent an annualized return on average stockholders’ equity of 5.27% for the three-month period ended March 31, 2025, compared with 14.69% for the three-month period ended March 31, 2024. The decrease was due to the decline in net income and an increase in average equity, which resulted from retained earnings growth. The Company had an annualized return on average assets of 0.33% for the three-month period ended March 31, 2025 compared with 0.90% for the comparable period in 2024. The decreases largely resulted from a decrease in net income and an increase in average assets. Both measures were negatively impacted by the increase in non-interest expense discussed below.

See “Noninterest Income” below for mortgage business and wealth management segment discussions.

Interest Income, Interest Expense, and Net Interest Income

For the three months ended March 31, 2025, interest income increased to $11,234,000 from $10,509,000 for the same period in 2024, primarily due to an increase in interest rates received on our interest-earning assets. The average rate on loans was approximately 5.56% for the three months ended March 31, 2025, as compared to 5.28% for the same period in 2024. The rate on total average earning assets increased during the three months ended March 31, 2025, because of a general increase in market rates and because the loans that we originated in the last six to twelve months had rates significantly higher than the rates referenced above.

Interest expense was $3,515,000 for the three months ended March 31, 2025, compared to $3,559,000 for the three months ended March 31, 2024. The slight decline in interest expense resulted primarily from a reduction in rates paid on certain deposit categories during the three months ended March 31, 2025. The Company’s average rate paid on interest-bearing deposits was approximately 1.73% for the three months ended March 31, 2025, compared to 1.82% for the same period in 2024. The Company’s average rate paid on interest-bearing liabilities was approximately 1.78% for the three months ended March 31, 2025, compared to 1.87% for the same period in 2024.

The fundamental source of the Bank’s net revenue is net interest income, which is determined by the difference between (i) interest and dividend income on interest-earning assets, primarily loans, investment securities, and other investments, and (ii) interest expense on interest-bearing liabilities, principally deposits and other borrowings. Net interest income for the three months ended March 31, 2025, was $7,719,000 compared to $6,950,000 for the same period in 2024. The net interest margin was 3.25% for the three months ended March 31, 2025, compared to 3.02% for the comparable period in 2024. The increase in margin for the three-month period ended March 31, 2025, was largely because higher yields on interest-earning assets outpaced growth in the cost of interest-bearing liabilities. The deposit mix continued to shift, with time deposits comprising a larger share of total interest-bearing liabilities. Although the Fed reduced the federal funds rate in late 2024, the current interest rate environment remains uncertain and may continue to pressure the margin in future periods. For example,

•While management does not anticipate it will be necessary to raise deposit rates, if we need to raise rates on deposits, there likely would be an adverse impact on our margin and profitability.

•A stabilizing interest rate environment is likely to allow us to increase our net interest margin.

•In the event of rapid rate decreases, our net interest margin could come under pressure in the short term, as the Bank is currently asset-sensitive.

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

Noninterest income totaled $3,283,000 for the three months ended March 31, 2025, compared to $3,307,000 for the same period in 2024. The slight decrease was primarily the result of lower gains on sales of mortgage loans held for sale and a decrease in other income. These decreases were partially offset by increases in wealth management fees, life insurance income, and service charges and fees.

The Bank, through its Mortgage division, originates both conforming and non-conforming consumer residential mortgage loans in the markets we serve. As part of the Bank’s overall risk management strategy, all loans originated and closed by the Mortgage division are presold to major national mortgage banking or financial institutions. The Mortgage division assumes no credit or interest rate risk on these mortgages, except in limited circumstances such as first payment default.

Purchase mortgage originations totaled $28,323,000, or 83.99% of total mortgage loans originated in the three months ended March 31, 2025, as compared with $31,016,000, or 84.98% in the same period in 2024. Because of a relatively higher mortgage interest rate environment, management anticipates that in the short term, purchase mortgage originations will continue to represent a significant percentage of mortgage originations. Management also believes that a continued elevated interest environment could continue to limit refinancing activity.

Mortgage rates increased dramatically in 2022 and 2023 and remain elevated compared with recent history. While rates have generally stabilized since then, these increases continue to have a negative impact on mortgage origination volume. Because of the uncertainty surrounding current and near-term economic conditions arising from inflation and geopolitical and economic concerns, management cannot predict future mortgage rates. Management also believes that the relatively high interest rates could cause revenue from the mortgage segment to remain under pressure.

Our Investment division provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third-party broker-dealer operates a service center adjacent to one of the Bank’s branches. The center is staffed by two dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and, in some cases, ongoing management fees such as mutual fund 12b-1 fees. The Investment division’s financial impact on our consolidated revenue has been minimal. Although management cannot predict the financial impact of Investment with certainty, management anticipates that the Investment division’s revenue as a percentage of our overall noninterest income will remain minimal in 2025.

We conduct our investment advisory business through PWW, which Financial acquired on December 31, 2021. PWW, based in Lynchburg, Virginia, had approximately $842,540,000 in assets under management and advisement as of March 31, 2025 as compared to $853,997,000 on December 31, 2024. This decrease was due to a general decrease in the market value of publicly traded equity securities. PWW operates as a subsidiary of Financial and generates revenue primarily through investment advisory fees, which vary based on the value of assets under management. These assets may fluctuate due to client action and market conditions. Despite potential fluctuations, we anticipate that PWW will continue to contribute meaningfully to the Company’s consolidated net income.

The Bank provides insurance and annuity products to its customers and others through its Insurance subsidiary. The Bank has three employees licensed to sell insurance products through Insurance. Insurance generates minimal revenue, and its financial impact on our consolidated revenue has been immaterial. Management anticipates that Insurance’s impact on noninterest income will remain immaterial for the remainder of 2025.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2025, increased to $9,826,000 from $8,088,000 for the same period in 2024, a 21.5% increase. This increase primarily resulted from higher salaries and employee benefits, along with a significant rise in professional, data processing, and other outside services compared to prior periods. Total personnel expense was $4,777,000 for the three months ended March 31, 2025, compared to $4,445,000 for the same period in 2024. The increase in personnel expense was largely due to increases in salaries, compensation-related accruals, and additional personnel hired in connection with the opening of new branches. The increase in professional, data processing and other outside services was due to a non-recurring expense for a fee paid to a consultant that assisted the Bank with the negotiation of an amendment to and extension of a contract with our core service provider—the platform we use for processing transactions, maintaining customer accounts, and supporting other critical banking functions. The expense incurred in the first quarter was approximately $1,000,000. Management anticipates that the amended contract with our core provider, which was effective April 1, 2025, will generate significant savings over the 65-month term of the contract as compared to our previous contract.

Allowance and Provision for Credit Losses

The allowance for credit losses represents an amount that, in our judgment, is adequate to absorb expected losses in the loan portfolio. The provision for credit losses increases the allowance, while loans charged-off, net of recoveries, reduce it. The provision for credit losses is charged to earnings to bring the total allowance to a level deemed appropriate by management. As discussed below, loans with a risk rating of 7 or below that are significantly past due, and loans with borrowers whose performance and financial condition indicate that the Bank will likely be unable to collect all amounts when due, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, and loan performance measures.

Based on the application of the credit loss calculation, the Bank recorded a provision of $137,000 for the three months ended March 31, 2025, compared to a recovery of $553,000 for the same period in 2024. The provision attributable to unfunded commitments was $109,000 for the three months ended March 31, 2025, and was not included in the allowance. Despite an increase in loan balances, the additional provision needed to reflect loan growth was partially offset by principal recoveries of loans previously charged-off of approximately $11,000 for the three months ended March 31, 2025.

At March 31, 2025, the allowance for credit losses was 1.08% of total loans outstanding, compared with 1.14% and 1.09% at March 31, 2024 and December 31, 2024, respectively. The allowance for credit losses for individually evaluated loans was $72,000 at both March 31, 2025 and December 31, 2024. As set forth in Note 8, the total balance in the allowance was $7,021,000 as of March 31, 2025.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for credit losses and constitute a realized loss. We had charged-off loans of approximately $62,000 for the three months ended March 31, 2025, as compared to $65,000 for the same period in 2024. While a charged-off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. We had principal recoveries of approximately $11,000 for the three months ended March 31, 2025 as compared to $74,000 for the same period in 2024.

If indicated by Bank policy, certain nonaccrual loans are individually analyzed for impairment. The principal balance on our nonaccrual loans totaled approximately $1,798,000 at March 31, 2025. If interest on these loans had been accrued, such income cumulatively would have approximated $37,000 as of that date. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from the interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

Income Taxes

For the three months ended March 31, 2025, Financial had an income tax expense of $197,000 as compared to $535,000 for the same period in 2024. This represents an effective tax rate of 18.96% for the three months ended March 31, 2025, as compared with 19.65% for the same period in 2024. Our effective rate was lower than the statutory corporate tax rate in both periods primarily because of federal income tax benefits resulting from the tax treatment of earnings on bank-owned life insurance and interest earned on tax-free municipal bonds.

Schedule I

Net Interest Margin Analysis
Average Balance Sheets
For the Three Months Ended March 31, 2025 and 2024
(dollars in thousands)
	2025			2024
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS
Loans, including fees (1)(2)	$646,788	$8,861	5.56%	$608,172	$7,982	5.28%
Loans held for sale	2,391	45	7.63%	2,481	42	6.81%
Federal funds sold	81,460	887	4.42%	56,024	754	5.41%
Interest-bearing bank balances	11,678	123	4.27%	9,388	133	5.70%
Securities (3)	219,550	1,310	2.42%	248,748	1,591	2.57%
Federal agency equities	1,454	13	3.63%	1,425	12	3.39%
Correspondent equity	367	—	- %	116	—	- %

Total earning assets	963,688	11,239	4.73%	926,354	10,514	4.60%

Allowance for credit losses	(7,038)			(7,371)
Non-earning assets	65,116			59,884

Total assets	$1,021,766			$978,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	412,249	762	0.75%	397,229	879	0.89%
Savings	145,143	486	1.36%	131,629	396	1.21%
Time deposits	220,960	2,079	3.82%	213,993	2,090	3.93%

Total interest bearing deposits	778,352	3,327	1.73%	742,851	3,365	1.82%

Other borrowed funds
Other borrowings	9,237	89	3.91%	9,827	92	3.77%
Financing leases	2,612	17	2.64%	3,007	20	2.68%
Capital Notes	10,048	82	3.31%	10,043	82	3.28%
Total interest-bearing liabilities	800,249	3,515	1.78%	765,728	3,559	1.87%

Noninterest bearing deposits	143,855			141,704
Other liabilities	12,884			11,544

Total liabilities	956,988			918,976

Stockholders’ equity	64,778			59,891

Total liabilities and
Stockholders’ equity	$1,021,766			$978,867

Net interest earnings		$7,724			$6,955

Net interest margin			3.25%			3.02%

Interest spread			2.95%			2.73%

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

There have been no significant changes during the quarter ended March 31, 2025, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 26, 2025. There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)Not applicable.

(b)Not applicable.

(c)Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2025
31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2025
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, dated May 15, 2025
101

The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2025 and 2024; (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2025 and 2024; (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three months ended March 31, 2025 and 2024; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.
Date: May 15, 2025	By /S/ Robert R. Chapman III Robert R. Chapman III, President (Principal Executive Officer)
Date: May 15, 2025	By /S/ J. Todd Scruggs J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)