Form 10-Q
period 2025-06-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2025-08-13
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-Q

______________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,543,338 shares of Common Stock, par value $2.14 per share, were outstanding at August 13, 2025.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2025 unaudited)

	(unaudited)
Assets	June 30, 2025	December 31, 2024

Cash and due from banks	$ 22,587	$ 23,287
Federal funds sold	55,320	50,022
Total cash and cash equivalents	77,907	73,309

Securities held-to-maturity, at amortized cost	3,598	3,606
Securities available-for-sale, at fair value	196,585	187,916
Restricted stock, at cost	1,828	1,821
Loans, net of allowance for credit losses of $6,308 as of June 30, 2025 and $7,044 as of December 31, 2024	649,089	636,552
Loans held for sale	4,226	3,616
Premises and equipment, net	19,044	19,313
Interest receivable	3,148	3,065
Cash value - bank owned life insurance	23,285	22,907
Customer relationship intangible	6,445	6,725
Goodwill	2,054	2,054
Deferred tax asset, net	7,774	8,936
Other assets	9,259	9,424
Total assets	$ 1,004,242	$ 979,244

Liabilities and Stockholders' Equity

Deposits
Noninterest bearing demand	$ 137,801	$ 129,692
NOW, money market and savings	543,555	522,208
Time	229,171	230,504
Total deposits	910,527	882,404

Capital notes, net	-	10,048
Other borrowings	8,992	9,300
Income taxes payable	310	86
Interest payable	856	722
Other liabilities	11,892	11,819
Total liabilities	$ 932,577	$ 914,379

Stockholders' equity
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding
4,543,338 as of June 30, 2025 and December 31, 2024	9,723	9,723
Additional paid-in-capital	35,253	35,253
Accumulated other comprehensive loss	(18,753)	(22,915)
Retained earnings	45,442	42,804
Total stockholders' equity	$ 71,665	$ 64,865

Total liabilities and stockholders' equity	$ 1,004,242	$ 979,244

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Interest Income	2025	2024	2025	2024
Loans	$ 9,341	$ 8,347	$ 18,247	$ 16,371
Securities
US Government and agency obligations	548	361	1,002	699
Mortgage backed securities	377	723	764	1,532
Municipals	354	307	683	611
Dividends	35	35	48	47
Corporates	136	136	271	271
Interest bearing deposits	127	192	250	325
Federal Funds sold	720	834	1,607	1,588
Total interest income	11,638	10,935	22,872	21,444

Interest Expense
Deposits
NOW, money market and savings	1,258	1,383	2,506	2,658
Time Deposits	1,945	2,266	4,024	4,356
Finance leases	17	20	34	40
Other borrowings	87	94	176	186
Capital notes	81	81	163	163
Total interest expense	3,388	3,844	6,903	7,403

Net interest income	8,250	7,091	15,969	14,041

Recovery of credit losses	(528)	(123)	(391)	(676)

Net interest income after recovery of credit losses	8,778	7,214	16,360	14,717

Noninterest income
Gains on sale of loans held for sale	1,589	1,273	2,426	2,200
Service charges, fees and commissions	975	986	1,956	1,939
Wealth management fees	1,300	1,176	2,555	2,339
Life insurance income	190	183	378	342
Other	21	533	43	638
Gain on sales of available-for-sale securities	-	40	-	40

Total noninterest income	4,075	4,191	7,358	7,498

Noninterest expenses
Salaries and employee benefits	5,357	4,892	10,134	9,337
Occupancy	497	486	1,067	979
Equipment	654	632	1,324	1,239
Supplies	168	121	310	266
Professional	818	695	2,533	1,496
Data processing	719	748	1,539	1,499
Marketing	237	231	435	261
Credit expense	263	234	449	422
FDIC insurance expense	120	126	262	235
Amortization of intangibles	140	140	280	280
Other	482	434	948	813
Total noninterest expenses	9,455	8,739	19,281	16,827

Income before income taxes	3,398	2,666	4,437	5,388

See accompanying notes to these consolidated financial statements

Income tax expense	694	518	891	1,053

Net Income	$ 2,704	$ 2,148	$ 3,546	$ 4,335

Weighted average shares outstanding - basic	4,543,338	4,543,338	4,543,338	4,543,338

Net income per common share - basic	$ 0.60	$ 0.47	$ 0.78	$ 0.95

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollar amounts in thousands) (unaudited)

	For the Three Months		For the Six Months Ended
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Net Income	$ 2,704	$ 2,148	$ 3,546	$ 4,335
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	1,350	(495)	5,268	(2,186)
Tax effect	(285)	105	(1,106)	460
Other comprehensive income (loss), net of tax	1,066	(422)	4,162	(1,758)

Comprehensive income	$ 3,770	$ 1,726	$ 7,708	$ 2,577

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollar amounts in thousands) (unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net Income	$ 3,546	$ 4,335

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	662	690
Net amortization and accretion of premiums and discounts on securities	139	281
Amortization of debt issuance costs	2	3
Gain on sales of available-for-sale securities	-	(40)
Gain on sales of loans held for sale	(2,426)	(2,200)
Proceeds from sales of loans held for sale	96,007	89,279
Origination of loans held for sale	(94,191)	(90,656)
Recovery of provision for credit losses	(391)	(676)
Amortization of intangibles	280	280
Bank owned life insurance income	(378)	(342)
Decrease in interest receivable	(83)	(85)
Decrease (increase) in other assets	727	(302)
Increase in interest payable	134	73
Increase in other liabilities	388	1,013

Net cash provided by operating activities	$ 4,416	$ 1,653

Cash flows from investing activities
Purchases of securities available-for-sale	$ (19,182)	$ (12,011)
Proceeds from maturities, calls and paydowns of securities available-for-sale	15,650	11,131
Proceeds from sales of securities available-for-sale	-	8,754
Purchases of bank owned life insurance	-	(600)
Purchases of restricted securities	(7)	(29)
Origination of loans, net of principal collected	(12,013)	(13,567)
Purchases of premises and equipment	(747)	(592)
Purchase of SBIC fund	(150)	-

Net cash used in investing activities	$ (16,449)	$ (6,914)

Cash flows from financing activities
Net increase in deposits	$ 28,123	$ 6,443
Principal payments on finance lease obligations	(224)	(186)
Repayment of capital notes	(10,050)	-
Repayment of other borrowings	(308)	(297)
Dividends paid to common stockholders	(910)	(910)

Net cash provided by financing activities	$ 16,631	$ 5,050

Increase in cash and cash equivalents	4,598	(211)

Cash and cash equivalents at beginning of period	$ 73,309	$ 74,838

Cash and cash equivalents at end of period	$ 77,907	$ 74,627

Supplemental schedule of noncash investing and financing activities
Noncash transactions
Unrealized gains (losses) on securities available-for-sale	$ 5,268	$ (2,226)

See accompanying notes to these consolidated financial statements

Supplemental disclosures of cash flow information
Cash transactions
Cash paid for interest	$ 6,769	$ 7,330
Cash paid for income taxes	690	850

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2025 and 2024

(dollars in thousands, except per share amounts) (unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	(Loss)	Total

Balance at December 31, 2023	4,543,338	$ 9,723	$ 35,253	$ 36,678	$ (21,615)	$ 60,039

Net Income	-	-	-	2,187	-	2,187

Dividends paid on common stock ($0.10 per share)	-	-	-	(453)	-	(453)

Other comprehensive loss	-	-	-	-	(1,336)	(1,336)

Balance at March 31, 2024	4,543,338	$ 9,723	$ 35,253	$ 38,412	$ (22,951)	$ 60,437

Net Income	-	-	-	2,148	-	2,148

Dividends paid on common stock ($0.10 per share)	-	-	-	(457)	-	(457)

Repurchase of common stock

Other comprehensive loss	-	-	-	-	(422)	(422)

Balance at June 30, 2024	4,543,338	$ 9,723	$ 35,253	$ 40,103	$ (23,373)	$ 61,706

Balance at December 31, 2024	4,543,338	$ 9,723	$ 35,253	$ 42,804	$ (22,915)	$ 64,865

Net Income	-	-	-	842	-	842

Dividends paid on common stock ($0.10 per share)	-	-	-	(455)	-	(455)

Other comprehensive income	-	-	-	-	3,096	3,096

Balance at March 31, 2025	4,543,338	$ 9,723	$ 35,253	$ 43,191	$ (19,819)	$ 68,348

Net Income	-	-	-	2,704	-	2,704

Dividends paid on common stock ($0.10 per share)	-	-	-	(455)	-	(455)

Other comprehensive income	-	-	-	-	1,066	1,066

Balance at June 30, 2025	4,543,338	$ 9,723	$ 35,253	$ 45,442	$ (18,753)	$ 71,665

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

Bank of the James Financial Group, Inc.’s (“Financial” or the “Company”) primary market area consists of the area commonly referred to as Region 2000 which encompasses the seven jurisdictions of the Town of Altavista, Amherst County, Appomattox County, the Town of Bedford, Bedford County, Campbell County, and the City of Lynchburg. Within the last several years, the Company expanded into Charlottesville, Roanoke, Blacksburg, Harrisonburg, Lexington, Rustburg, Wytheville, Buchanan, and Nellysford.

The unaudited consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. In management’s opinion, the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of June 30, 2025 and December 31, 2024, and for the three and six months ended June 30, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America. Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2024. These financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes for the year ended December 31, 2024 included in Financial’s Annual Report on Form 10-K. Results for the three and six-month periods ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

In connection with the acquisition of PWW, the Company recorded an intangible asset for customer relationships in the amount of $8,406,000. The Company is using straight line amortization over a period of 15 years, resulting in annual amortization of $560,000. As of June 30, 2025 and December 31, 2024, the intangible asset, net of amortization, was $6,445,000 and $6,725,000, respectively.

Note 2 – Significant Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for credit losses on loans (“ACLL”) and the valuation of our available-for-sale securities.

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

Note 3 – Earnings Per Common Share (EPS)

The following is a summary of the earnings per share calculation for the three and six months ended June 30, 2025 and 2024 (dollars in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net income	$ 2,704	$ 2,148	$ 3,546	$ 4,335

Weighted average number of shares outstanding - basic and diluted	4,543,338	4,543,338	4,543,338	4,543,338

Earnings per common share - basic and diluted	$ 0.60	$ 0.47	$ 0.78	$ 0.95

There were no potentially dilutive shares outstanding as of June 30, 2025 and 2024. Consequently, the weighted average shares and weighted average diluted shares were identical.

Note 4 – Debt (Current and Long Term)

Capital Notes

On April 13, 2020, the Company commenced a private placement of unregistered, unsecured subordinated notes (the “2020 Offering”). Between April 13, 2020 and July 8, 2020, the Company issued an aggregate principal amount of $10,050,000 of 3.25% fixed‑rate notes (the “2020 Notes”). Interest was payable quarterly in arrears.

The 2020 Notes matured and were payable in full on June 30, 2025. On the maturity date, the Company repaid the entire $10,050,000 principal plus accrued interest of approximately $82,000 from parent‑company cash. In accordance with Accounting Standards Codification (ASC) 405-20, no gain or loss was recognized on the settlement of the notes at par. The $10,050,000 cash outflow is presented in the financing activities section of the consolidated statement of cash flows.

The balance of the 2020 Notes as of June 30, 2025 and December 31, 2024 is presented net of unamortized issuance costs on the Consolidated Balance Sheet.

Other Long Term Debt

On December 29, 2021, Financial borrowed $11,000,000 from National Bank of Blacksburg (“NBB”) pursuant to a secured promissory note (the “NBB Note”). Prior to the modification discussed below, the NBB Note bore interest at a rate of 4.00% and was being amortized over a fifteen-year period, with a balloon payment of approximately $9,375,000 due on December 31, 2024. The note is secured by a first-priority lien on approximately 4.95% of the Bank’s common stock. The balance of the NBB Note is presented on the Consolidated Balance Sheets under “other borrowings” and is net of unamortized issuance costs. A portion of the proceeds was used to purchase 100% of the capital stock of Pettyjohn, Wood & White, Inc. (“PWW”), our wholly-owned investment advisory subsidiary.

On June 30, 2022, NBB agreed to modify the terms of the NBB Note, effective July 1, 2022. Pursuant to the modification, the balloon payment date was extended to December 31, 2026, from December 31, 2024, and the interest rate was lowered to 3.90% from 4.00%. The principal balance on the NBB Note was approximately $8,992,000 at June 30, 2025, and $9,300,000 at December 31, 2024. Absent further modification, the approximate amount of the balloon payment on December 31, 2026 will be $8,104,000.

Note 5 – Fair Value Measurements

Determination of Fair Value

The Company uses fair value measurements to record adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic of FASB ASC 820, the fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability (an “exit price”) in the principal or most advantageous market, in an orderly transaction between market participants at the measurement date.

Fair value is best determined based on quoted market prices. However, in many instances, quoted market prices are not available for the Company’s various financial instruments. In such cases, fair values are estimated using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, fair value estimates may not be realized in an immediate settlement of the instrument.

The fair value guidance provides a consistent definition of fair value, emphasizing exit price in the principal or most advantageous market, and in an orderly transaction (not a forced liquidation or distressed sale) between market participants at the measurement date, under current market conditions. If there has been a significant decrease in the volume and level of activity for an asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact depends on the facts and circumstances and requires significant judgment. The fair value selected should be a reasonable point within the range most representative of fair value under current market conditions.

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

Fair Value on a Recurring Basis

Securities Available-for-Sale

Fair values of securities available-for-sale are based on quoted prices available in an active market. If quoted prices are available, these securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, mortgage products, and exchange-traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow.

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

Note 5 – Fair Value Measurements (continued)

The below tables summarize the Company’s financial assets that were measured at fair value on a recurring basis during the period presented.

		Carrying Value at June 30, 2025
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
(dollars in thousands)	June 30,	Identical Assets	Inputs	Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
U.S. agency obligations	$ 79,180	$ -	$ 79,180	$ -
Mortgage-backed securities	57,148	-	57,148	-
Municipals	45,492	-	45,492	-
Corporates	14,765	-	14,765	-

Total available-for-sale securities	$ 196,585	$ -	$ 196,585	$ -
IRLCs - asset	239	-	-	239
Total assets at fair value	$ 196,824	$ -	$ 196,585	$ 239

		Carrying Value at December 31, 2024
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
(dollars in thousands)	Dec 31,	Identical Assets	Inputs	Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
U.S. agency obligations	$ 73,060	$ -	$ 73,060	$ -
Mortgage-backed securities	58,973	-	58,973	-
Municipals	41,561	-	41,561	-
Corporates	14,322	-	14,322	-

Total available-for-sale securities	$ 187,916	$ -	$ 187,916	$ -
IRLCs - asset	42	-	-	42
Total assets at fair value	$ 187,958	$ -	$ 187,916	$ 42

Note 5 – Fair Value Measurements (continued)

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value:

Quantitative information about Level 3 Fair Value Measurements for June 30, 2025
(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range
Assets
IRLCs – asset	$239	Market approach	Range of pull through rate	70% - 100% (85%)

(1) Weighted based on the relative value of the instruments

Quantitative information about Level 3 Fair Value Measurements for December 31, 2024
(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
IRLCs - asset	$42	Market approach	Range of pull through rate	70% - 100% (85%)

There were no transfers of financial assets between hierarchy levels during the three and six month period ending June 30, 2025.

Fair Value on a Non-recurring Basis

Collateral Dependent Loans with an ACLL

In accordance with ASC 326, the Company may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay, collateral deficiencies, the relative risk grade of the loan, and economic conditions affecting the borrower’s industry, among other factors.

A loan is considered collateral dependent when, based on management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In these cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The Company reevaluates the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting such loans is evaluated by appraisal services using methodologies consistent with the Uniform Standards of Professional Appraisal Practice. Based the review of managment, no nonrecurring fair value adjustments were needed on collateral dependent loans at June 30, 2025 or December 31, 2024.

Loans Held for Sale

Loans held for sale are carried at cost, which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on prices currently offered by secondary markets for similar loans using observable market data, which is not materially different from cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at June 30, 2025 or December 31, 2024. Gains and losses on the sale of loans are recorded within “Gain on sales of loans held for sale” on the Consolidated Statements of Income.

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

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments and their placement in the fair value hierarchy at June 30, 2025, and December 31, 2024, were as follows (in thousands):

		Fair Value Measurements at June 30, 2025 using
	Carrying
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$ 22,587	$ 22,587	$ -	$ -	$ 22,587
Federal funds sold	55,320	55,320	-	-	55,320
Securities
Available-for-sale	196,585	-	196,585	-	196,585
Held-to-maturity, net	3,598	-	3,251	-	3,251
Restricted stock	1,828	-	1,828	-	1,828
Loans, net (1)	649,089	-	-	635,045	635,045
Loans held for sale	4,226	-	4,226	-	4,226
Interest receivable	3,148	-	3,148	-	3,148
BOLI	23,285	-	23,285	-	23,285
Derivatives - IRLCs	239	-	-	239	239

Liabilities
Checking , money market, savings and NOW	$ 681,358	$ -	$ 681,358	$ -	$ 681,358
Time deposits	229,171		228,378		228,378
Other borrowings	8,992	-	8,739	-	8,739
Interest payable	856	-	856	-	856

Note 5 – Fair Value Measurements (continued)

		Fair Value Measurements at December 31, 2024 using
	Carrying
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$ 23,287	$ 23,827	$ -	$ -	$ 23,827
Federal funds sold	50,022	50,022	-	-	50,022
Securities					-
Available-for-sale	187,916	-	187,916	-	187,916
Held-to-maturity	3,606	-	3,170	-	3,170
Restricted stock	1,821	-	1,821	-	1,821
Loans, net (1)	636,552	-	—	613,984	613,984
Loans held for sale	3,616	-	3,616	-	3,616
Interest receivable	3,065	-	3,065	-	3,065
Cash value - bank owned life insurance	22,907	-	22,907	-	22,907
Derivatives - IRLCs	42	-	—	42	42

Liabilities
Checking , money market, savings and NOW	$ 651,895	$ -	$ 651,895	$ -	$ 651,895
Time deposits	230,509		230,027		$ 230,027
Capital notes	10,048	-	9,836	-	9,836
Other borrowings	9,300	-	8,929	-	8,929
Interest payable	722	-	722	-	722

(1) Carrying amount is net of unearned income and the ACLL.

Note 6 – Securities

The following tables summarize the Bank’s holdings for securities held-to-maturity and available-for-sale as of June 30, 2025 and December 31, 2024 (amounts in thousands) are summarized below:

		June 30, 2025
	Amortized	Gross Unrealized
(in thousands)	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
U.S. agency obligations	$ 3,598	$ -	$ (347)	$ 3,251

Available-for-sale
U.S. agency obligations	84,033	243	(5,096)	79,180
Mortgage-backed securities	65,644	24	(8,520)	57,148
Municipals	55,141	21	(9,670)	45,492
Corporates	15,504	-	(739)	14,765
	$ 220,322	$ 288	$ (24,025)	$ 196,585

		December 31, 2024
	Amortized	Gross Unrealized
(in thousands)	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
U.S. agency obligations	$ 3,606	$ -	$ (436)	$ 3,170

Available-for-sale
U.S. agency obligations	79,976	-	(6,916)	73,060
Mortgage-backed securities	69,312	9	(10,348)	58,973
Municipals	52,123	-	(10,562)	41,561
Corporates	15,510	-	(1,188)	14,322
	$ 216,921	$ 9	$ (29,014)	$ 187,916

Note 6 – Securities (continued)

The following tables summarize the fair value of securities available-for-sale as of June 30, 2025 and as of December 31, 2024 and the corresponding amounts of unrealized losses. Management uses the valuation as of month-end in determining when securities are in an unrealized loss position (amounts in thousands):

June 30, 2025	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
in thousands	Value	Losses	Value	Losses	Value	Losses

Available-for-sale
U.S. agency obligations	$7,892	$152	$51,096	$4,944	$58,988	$5,096
Mortgage-backed securities	2,824	53	52,593	8,467	55,417	8,520
Municipals	3,224	43	40,563	9,627	43,787	9,670
Corporates	-	-	14,765	739	14,765	739

	$13,940	$248	$159,017	$23,777	$172,957	$24,025

December 31, 2024	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
in thousands	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. agency obligations	$11,455	$324	$61,606	$6,592	$73,061	$6,916
Mortgage-backed securities	4,026	176	54,207	10,172	58,233	10,348
Municipals	1,847	31	39,714	10,531	41,561	10,562
Corporates	7,392	608	6,930	580	14,322	1,188

	$24,720	$1,139	$162,457	$27,875	$187,177	$29,014

As of June 30, 2025, the Company owned 120 securities that were in an unrealized loss position. Of these securities, 26 were S&P rated AAA, 83 were rated AA, 4 were rated A, 2 were rated BBB, and 5 were non-rated. As of June 30, 2025, 56 of these securities were municipal issues, 51 were backed directly or indirectly by the U.S. government, 11 were issues of publicly traded domestic corporations, and 2 were issues of non-public financial institutions. The Company monitors its municipal and corporate securities by periodically reviewing the issuer’s cash flow and revenue streams, as well as other economic factors that could affect the issuer’s ability to service and/or repay the debt.

The Company has evaluated available-for-sale securities in an unrealized loss position for credit-related impairment at June 30, 2025, and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality; (2) unrealized losses are primarily the result of market volatility and increases in market interest rates; (3) the contractual terms of the investments do not permit the issuers to settle the securities at a price less than the par value of each investment; (4) issuers continue to make timely principal and interest payments; and (5) the Company does not intend to sell any of the investments before recovery of its amortized cost basis, nor is it likely that management will be required to sell the securities. As such, there was no allowance for credit losses on available-for-sale securities at June 30, 2025.

The Company’s held-to-maturity portfolio is covered by the explicit or implied guarantee of the United States government or one of its agencies and is rated investment grade or higher. As a result, the Company did not have an allowance for credit losses on held-to-maturity securities as of June 30, 2025 or December 31, 2024.

Note 6 – Securities (continued)

All held-to-maturity and available-for-sale securities were current, with no securities past due or on nonaccrual as of June 30, 2025 and December 31, 2024. There were no sales of available-for-sale securities during the three and six months ended June 30, 2025. Sales of available-for-sale securities were $8,754,000 during the three and six months ended June 30, 2024. As of June 30, 2025 and 2024, the Company had approximately (market values):

•$49,360,000 and $44,865,000 , respectively, of available-for-sale securities pledged as collateral for public deposits;

•$37,000,000 and $37,000,000 of our available-for-sale securities as collateral with correspondent banks, including the FHLBA, for collateralized lines of credit; and

•$26,000,000 and $29,000,000 of our available-for-sale securities as collateral for advances at the Federal Reserve Bank’s discount window.

The amortized costs and fair values of securities at June 30, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment Portfolio in Maturities (in thousands)	June 30, 2025
	Amortized
	Costs	Fair Value
Held-to-maturity:
Due in one year or less	$ -	$ -
Due after one year through five years	399	383
Due after five years through ten years	2,019	1,866
Due after ten years	1,180	1,002

Total securities Held-to-maturity	$ 3,598	$ 3,251

	Amortized
	Costs	Fair Value
Available-for-sale:
Due in one year or less	$ 3,505	$ 3,481
Due after one year through five years	41,610	39,258
Due after five years through ten years	77,795	71,564
Due after ten years	97,412	82,282

Total securities Available-for-sale	$ 220,322	$ 196,585

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

Segments refer business to one another when appropriate. Robert R. Chapman III, President of Financial, is the Chief Operating Decision Maker (CODM). The CODM evaluates performance and allocates resources based on segment profit (pre-tax income). Supplemental data regularly reviewed by the CODM includes total loans held for investment, total deposits, and assets under management (AUM), as these metrics provide additional insights into segment performance. Segment accounting policies are consistent with those in the consolidated financial statements.

Significant Expense Categories. Consistent with ASU 2023-07, significant segment expenses reviewed regularly by the CODM and included in segment profit measures are separately presented. For the three and six months ended June 30, 2025 and 2024, these significant approximate expenses included:

•Community Banking: Salaries and employee benefits ($4.013 million and $7.751 million, in the three and six months ended June 30, 2025; and $3.632 million and $7.151 million, in the three and six months ended June 30, 2024); data processing ($719 thousand and $1.539 million, in 2025; and $748 thousand and $1.499 million, in 2024); professional services ($778 thousand and $2.434 million, in 2025; and $653 thousand and $1.394 million, in 2024); equipment ($631 thousand and $1.277 million, in 2025; and $609 thousand and $1.186 million, in 2024); and occupancy ($502 thousand and $1.037 million, in 2025; and $496 thousand and $954 thousand, in 2024).

•Mortgage Banking: Salaries and employee benefits ($903 thousand and $1.525 million, in the three and six months ended June 30, 2025; and $830 thousand and $1.328 million, in the three and six months ended June 30, 2024); credit-related expenses ($220 thousand and $351 thousand, in 2025; and $189 thousand and $305 thousand, in 2024); and occupancy costs ($27 thousand and $59 thousand, in 2025; and $28 thousand and $61 thousand, in 2024).

•Investment Advisory: Salaries and employee benefits ($442 thousand and $859 thousand, in the three and six months ended June 30, 2025; and $430 thousand and $858 thousand, in the three and six months ended June 30, 2024); and amortization of intangible assets ($140 thousand and $280 thousand, in both 2025 and 2024).

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

Supplemental Segment Data

Supplemental data regularly reviewed by the CODM includes total loans held for investment, total deposits, and assets under management (AUM), as these metrics provide additional insights into segment performance:

•Community Banking: Total loans held for investment, net of allowance, were $649.1 million at June 30, 2025, compared to $636.6 million at December 31, 2024, and $636.6 million at June 30, 2024. Deposits totaled $915.4 million at June 30, 2025, $882.4 million at December 31, 2024, and $887.1 million at June 30, 2024.

Note 7 – Business Segments (continued)

•Investment Advisory: Assets under management (AUM) were $930.0 million at June 30, 2025, compared to $854.0 million at December 31, 2024, and $802.9 million at June 30, 2024.

Segment financial information, including significant expense categories and supplemental metrics, is presented in the tables below, along with reconciliations to consolidated financial statements for the three and six months ended June 30, 2025 and 2024 (dollars in thousands).

	Business Segments as of the Three Months Ended
	June 30, 2025
Dollars in Thousands	Community Banking	Mortgage Banking	Investment Advisory	Holding Company	Eliminations	Consolidated

Interest income	$ 11,638	$ -	$ -	$ -	$ -	$ 11,638
Interest expense	3,186	-	-	168	34	3,388
Net interest income	8,452	-	-	(168)	(34)	8,250
Gains on sales of loans	-	1,589	-	-	-	1,589
Other noninterest income	1,217	-	1,300	2,845	(2,876)	2,486
Net revenue	9,669	1,589	1,300	2,677	(2,910)	12,325

Less:
Recovery of credit losses	(528)	-	-	-	-	(528)

Noninterest expense:
Salaries and employee benefits	4,013	903	442	-	(1)	5,357
Occupancy	502	27	32	-	(64)	497
Equipment	631	14	10	(1)	-	654
Supplies	153	5	10	-	-	168
Professional and other outside expenses	778	-	24	16	-	818
Data processing	719	-	-	-	-	719
Marketing	222	-	7	8	-	237
Credit expense	43	220	-	-	-	263
FDIC insurance expense	120	-	-	-	-	120
Amortization of intangibles	-	-	140	-	-	140
Other	409	51	21	1	-	482
Total noninterest expense	7,590	1,220	686	24	(65)	9,455

Segment income before income taxes	2,607	369	614	2,653	(2,845)	3,398
Allocated income tax expense	502	78	166	(52)	-	694
Segment net income	$ 2,105	$ 291	$ 448	$ 2,705	$ (2,845)	$ 2,704
Segment assets at June 30, 2025	$ 996,032	$ 3,992	$ 11,517	$ 104,891	$ (112,190)	$ 1,004,242

Supplemental Data at June 30, 2025:
Total loans held for investment, net	$ 649,089	$ -	$ -	$ -	$ -	$ 649,089
Total deposits	915,417	-	-	-	(4,890)	910,527
Assets under management	-	-	929,957	-	-	929,957

(1)Primarily intercompany service fees and dividends eliminated in consolidation.

Note 7 – Business Segments (continued)

	Business Segments as of the Three Months Ended
	June 30, 2024
Dollars in Thousands	Community Banking	Mortgage Banking	Investment Advisory	Holding Company	Eliminations	Consolidated

Interest income	$ 10,935	$ -	$ -	$ -	$ -	$ 10,935
Interest expense	3,629	-	-	175	40	3,844
Net interest income	7,306	-	-	(175)	(40)	7,091
Gains on sales of loans	-	1,273	-	-	-	1,273
Other noninterest income	1,756	-	1,176	2,320	(2,334)	2,918
Net revenue	9,062	1,273	1,176	2,145	(2,374)	11,282

Less:
(Recovery of) credit losses	(123)	-	-	-	-	(123)

Noninterest expense:
Salaries and employee benefits	3,632	830	430	-	-	4,892
Occupancy	496	28	26	-	(64)	486
Equipment	609	13	10	-	-	632
Supplies	107	6	8	-	-	121
Professional and other outside expenses	653	-	16	26	-	695
Data processing	748	-	-	-	-	748
Marketing	214	-	1	16	-	231
Credit expense	45	189	-	-	-	234
FDIC insurance expense	126	-	-	-	-	126
Amortization of intangibles	-	-	140	-	-	140
Other	408	5	23	(2)	-	434
Total noninterest expense	7,038	1,071	654	40	(64)	8,739

Segment income before income taxes	2,147	202	522	2,105	(2,310)	2,666
Allocated income tax expense	358	94	109	(43)	-	518
Segment net income	$ 1,789	$ 108	$ 413	$ 2,148	$ (2,310)	$ 2,148
Segment assets at June 30, 2024	$ 961,214	$ 5,280	$ 11,517	$ 104,891	$ (104,891)	$ 978,011

Supplemental Data at June 30, 2024:
Total loans held for investment, net	$ 636,552	$ -	$ -	$ -	$ -	$ 636,552
Total deposits	887,126	-	-	-	(4,722)	882,404
Assets under management	-	-	802,906	-	-	802,906

(1)Primarily intercompany service fees and dividends eliminated in consolidation.

Note 7 – Business Segments (continued)

	Business Segments as of the Six Months Ended
	June 30, 2025
Dollars in Thousands	Community Banking	Mortgage Banking	Investment Advisory	Holding Company	Eliminations	Consolidated

Interest income	$ 22,872	$ -	$ -	$ -	$ -	$ 22,872
Interest expense	6,530	-	-	339	34	6,903
Net interest income	16,342	-	-	(339)	(34)	15,969
Gains on sales of loans	-	2,426	-	-	-	2,426
Other noninterest income	2,438	-	2,555	3,837	(3,898)	4,932
Net revenue	18,780	2,426	2,555	3,498	(3,932)	23,327

Less:
Recovery of credit losses	(391)	-	-	-	-	(391)

Noninterest expense:
Salaries and employee benefits	7,751	1,525	859	-	(1)	10,134
Occupancy	1,037	59	65	-	(94)	1,067
Equipment	1,277	28	19	-	-	1,324
Supplies	283	9	18	-	-	310
Professional and other outside expenses	2,434	-	61	38	-	2,533
Data processing	1,539	-	-	-	-	1,539
Marketing	402	2	10	21	-	435
Credit expense	98	351	-	-	-	449
Other real estate expenses, net	-	-	-	-	-	-
FDIC insurance expense	262	-	-	-	-	262
Amortization of intangibles	-	-	280	-	-	280
Other	809	82	56	1	-	948
Total noninterest expense	15,892	2,056	1,368	60	(95)	19,281

Segment income before income taxes	3,279	370	1,187	3,438	(3,837)	4,437
Allocated income tax expense	600	78	321	(108)	-	891
Segment net income	$ 2,679	$ 292	$ 866	$ 3,546	$ (3,837)	$ 3,546
Segment assets at June 30, 2025	$ 996,032	$ 3,992	$ 11,517	$ 104,891	$ (112,190)	$ 1,004,242

Supplemental Data at June 30, 2025:
Total loans held for investment, net	$ 649,089	$ -	$ -	$ -	$ -	649,089
Total deposits	915,417	-	-	-	(4,890)	910,527
Assets under management	-	-	929,957	-	-	929,957

(1)Primarily intercompany service fees and dividends eliminated in consolidation.

Note 7 – Business Segments (continued)

	Business Segments as of the Six Months Ended
	June 30, 2024
Dollars in Thousands	Community Banking	Mortgage Banking	Investment Advisory	Holding Company	Eliminations	Consolidated

Interest income	$ 21,444	$ -	$ -	$ -	$ -	$ 21,444
Interest expense	7,014	-	-	349	40	7,403
Net interest income	14,430	-	-	(349)	(40)	14,041
Gains on sales of loans	-	2,200	-	-	-	2,200
Other noninterest income	2,997	-	2,339	4,560	(4,598)	5,298
Net revenue	17,427	2,200	2,339	4,211	(4,638)	21,539

Less:
Recovery of credit losses	(676)	-	-	-	-	(676)

Noninterest expense:
Salaries and employee benefits	7,151	1,328	858	-	-	9,337
Occupancy	954	61	52	-	(88)	979
Equipment	1,186	32	21	-	-	1,239
Supplies	239	10	17	-	-	266
Professional and other outside expenses	1,394	-	49	53	-	1,496
Data processing	1,499	-	-	-	-	1,499
Marketing	375	-	6	(120)	-	261
Credit expense	117	305	-	-	-	422
Other real estate expenses, net	-	-	-	-	-	-
FDIC insurance expense	235	-	-	-	-	235
Amortization of intangibles	-	-	280	-	-	280
Other	741	17	55	-	-	813
Total noninterest expense	13,891	1,753	1,338	(67)	(88)	16,827

Segment income before income taxes	4,212	447	1,001	4,278	(4,550)	5,388
Allocated income tax expense	806	94	210	(57)	-	1,053
Segment net income	$ 3,406	$ 353	$ 791	$ 4,335	$ (4,550)	$ 4,335
Segment assets at June 30, 2024	$ 961,214	$ 5,280	$ 11,517	$ 104,891	$ (104,891)	$ 978,011

Supplemental Data at June 30, 2024:
Total loans held for investment, net	$ 636,552	$ -	$ -	$ -	$ -	$ 636,552
Total deposits	887,126	$ -	$ -	-	(4,722)	882,404
Assets under management	$ -	-	$ 802,906	-	-	$ 802,906

(1) Primarily intercompany service fees and dividends eliminated in consolidation.

Note 8 – Loans and allowance for credit losses

The Company’s primary portfolio segments align with the methodology applied in estimating the allowance for credit losses and are reflected in the disclosures as of and for the periods ended June 30, 2025 and 2024, as set forth below. Management has determined that the classifications presented below are appropriate for identifying and managing risk within the loan portfolio.

Loan Segments:	Loan Classes:
Commercial	Commercial and Industrial Loans
Commercial Real Estate	Commercial Mortgages – Owner Occupied
Commercial Mortgages – Non-Owner Occupied
Commercial Construction/Land
Consumer	Consumer Open-End
Consumer Closed-End
Residential	Residential Mortgages
Residential Consumer Construction/Land

Commercial and Commercial Real Estate

Commercial loans are primarily underwritten based on the identified cash flows of the borrower, and secondarily on the underlying collateral provided. Borrower cash flows may not meet expectations, and the value of collateral securing these loans can fluctuate. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may include personal guarantees. Short-term loans may be made on an unsecured basis. For loans secured by accounts receivable, the availability of funds for repayment may substantially depend on the borrower’s ability to collect amounts due from its customers.

Commercial real estate loans are viewed primarily as cash flow loans, with the collateral serving as a secondary source of repayment. Commercial real estate lending typically involves higher loan principal amounts, with repayment generally dependent on the successful operation of the property or the business conducted on the property. These loans may be more adversely affected by conditions in the real estate markets or the general economy. The properties securing the Company’s commercial real estate portfolio are diverse but are geographically concentrated almost entirely within the Company’s market area. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria. In general, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. Management also tracks the level of owner-occupied versus non-owner-occupied commercial real estate loans.

Consumer and Residential

Consumer and residential segments consist of residential mortgage loans and personal loans. The consumer loan segment includes home equity lines of credit (HELOCs) and other second mortgages. Home equity loans are typically secured by a subordinate interest in 1–4 family residences, while consumer personal loans may be secured by personal assets such as automobiles or recreational vehicles, or may be unsecured, such as small installment loans and certain lines of credit.

For residential mortgage loans secured by 1–4 family, generally owner-occupied residences, the Company typically establishes a maximum loan-to-value ratio. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be affected by economic conditions in the market area, such as unemployment levels. Repayment can also be impacted by changes in property values. Risk is mitigated by the smaller individual loan amounts and the diversification provided by a large number of borrowers.

Note 8 – Loans and allowance for credit losses (continued)

A summary of loans, net of deferred costs of $598,000 and $817,000 as of June 30, 2025 and December 31, 2024, respectively, is as follows (dollars in thousands):

	As of	As of
	June 30, 2025	December 31, 2024
Commercial	$ 70,510	$ 66,418
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	153,526	140,443
Commercial Mortgages-Non-Owner Occupied	202,147	195,089
Commercial Construction/Land	10,678	23,883
Consumer:
Consumer Open-End	54,337	50,041
Consumer Closed-End	26,280	28,269
Residential:
Residential Mortgages	108,875	113,303
Residential Consumer Construction/Land	29,044	26,150

Total loans	$ 655,397	$ 643,596

Less allowance for credit losses	6,308	7,044

Net loans	$ 649,089	$ 636,552

The following table presents the amortized cost basis of collateral dependent loans by loan segment (dollars in thousands):

Collateral Dependent Loans	June 30, 2025
(dollars in thousands)	Business/Other Assets	Real Estate
Commercial	$ 3,961	$ -
Commercial Real Estate	-	7,137
Consumer	-	575
Residential	-	1,603
Total	$ 3,961	$ 9,315

Collateral Dependent Loans	December 31, 2024
(dollars in thousands)	Business/Other Assets	Real Estate
Commercial	$ 3,315	$ -
Commercial Real Estate	-	7,350
Consumer	-	592
Residential	-	1,369
Total	$ 3,315	$ 9,311

Note 8 – Loans and allowance for credit losses (continued)

The following tables present the activity in the allowance for credit losses for the three and six-month periods ended and the distribution of the allowance by segment as of June 30, 2025, and 2024.

	Allowance for Credit Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Three Months Ended June 30, 2025

			Commercial
2025	Commercial		Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:

Beginning Balance, March 31, 2025	$ 532		$ 3,915	$ 837	$ 1,737	$ 7,021
Charge-Offs	-		-	(160)	-	(160)
Recoveries	1		-	1	-	2
Provision for (recovery of) credit losses	214		(868)	121	(22)	(555)
Ending Balance, June 30, 2025	$ 747	-	$ 3,047	$ 799	$ 1,715	$ 6,308

	Allowance for Credit Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Six Months Ended June 30, 2025

			Commercial
2025	Commercial		Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:

Beginning Balance, December 31, 2024	686		3,719	842	1,797	7,044
Charge-Offs	-		-	(212)	(9)	(221)
Recoveries	5		1	7	-	13
Provision for (recovery of) credit losses	56		(673)	162	(73)	(528)
Ending Balance, June 30, 2025	747		3,047	799	1,715	$ 6,308

	Allowance for Credit Losses and Recorded Investment in Loans
	(dollars in thousands)
	As of and For the Three Months Ended June 30, 2024

			Commercial
2024	Commercial		Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:

Beginning Balance, March 31, 2024	$ 644		$ 3,642	$ 884	$ 1,750	$ 6,920
Charge-Offs	-	-	-	(19)	-	(19)
Recoveries	133	-	3	13	-	149
Provision for (recovery of) credit losses	(171)	-	103	19	(50)	(99)
Ending Balance, June 30, 2024	$ 606		$ 3,748	$ 897	$ 1,700	$ 6,951

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

Note 8 – Loans and allowance for credit losses (continued)

In the second quarter of 2025, the Company, in collaboration with its third‑party model vendor and as part of ongoing model governance, implemented updates to the quantitative CECL loss models for collectively evaluated loan segments that use discounted cash flow techniques (all segments other than agricultural loans, which uses the weighted-average remaining life method). The updates (i) revised certain maximum loss‑rate parameters and (ii) incorporated additional post‑COVID historical loss data, and (iii) as is customary for each quarter, we refreshed the economic forecasts. Using the prior-period model specification as a sensitivity, management estimates the quarter would have resulted in a provision of approximately $232,000; under the updated specifications, the Company recorded a net recovery of $555,000 on loans.

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

Note 8 – Loans and allowance for credit losses (continued)

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

•“Doubtful.” These are loans having a risk rating of 8. Doubtful rated loans have all the weaknesses inherent in a -

Note 8 – Loans and allowance for credit losses (continued)

The table below details the amortized cost of the classes of loans by credit quality indicator and year of origination as of June 30, 2025 (dollars in thousands).

Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial:
Risk Rating
Pass	$ 8,626	$ 6,625	$ 3,162	$ 2,721	$ 6,169	$ 15,205	$ 23,972	$ 20	$ 66,500
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	900	11	38	543	2,371	147	4,010
Total	$ 8,626	$ 6,625	$ 4,062	$ 2,732	$ 6,207	$ 15,748	$ 26,343	$ 167	$ 70,510

Commercial Real Estate:
Commercial Mort. - Owner Occupied
Risk Rating
Pass	$ 8,504	$ 25,908	$ 7,541	$ 22,021	$ 44,716	$ 38,612	$ 1,382	$ 150	$ 148,834
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	91	-	2,804	1,797	-	-	4,692
Total	$ 8,504	$ 25,908	$ 7,633	$ 22,021	$ 47,520	$ 40,409	$ 1,382	$ 150	$ 153,526

Commercial Mort. - Non-Owner Occupied
Risk Rating
Pass	$ 10,349	$ 40,351	$ 11,895	$ 48,124	$ 26,563	$ 55,895	$ 6,776	$ -	$ 199,954
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	937	-	1,255	-	-	2,192
Total	$ 10,349	$ 40,351	$ 11,895	$ 49,061	$ 26,563	$ 57,151	$ 6,776	$ -	$ 202,147

Commercial Construction/Land
Risk Rating
Pass	$ 2,228	$ 1,794	$ 555	$ 375	$ 2,657	$ 2,435	$ 300	$ -	$ 10,343
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	335	-	-	-	335
Total	$ 2,228	$ 1,794	$ 555	$ 375	$ 2,992	$ 2,435	$ 300	$ -	$ 10,678

Consumer:
Consumer - Open-End
Risk Rating
Pass	$ -	$ -	$ -	$ -	$ -	$ -	$ 52,409	$ 1,493	$ 53,902
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	435	435
Total	$ -	$ -	$ -	$ -	$ -	$ -	$ 52,409	$ 1,928	$ 54,337

Consumer - Closed-End

Risk Rating
Pass	$ 941	$ 5,945	$ 4,037	$ 8,810	$ 306	$ 5,965	$ -	$ -	$ 26,003
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	35	-	112	-	129	-	-	276
Total	$ 941	$ 5,980	$ 4,037	$ 8,922	$ 306	$ 6,094	$ -	$ -	$ 26,280

Residential:
Residential Mortgages
Risk Rating
Pass	$ 5,700	$ 17,851	$ 20,311	$ 20,361	$ 7,800	$ 34,758	$ -	$ -	$ 106,781
Special Mention	-	-	-	-	-	70	-	-	70
Substandard	-	-	-	509	-	1,516	-	-	2,025
Total	$ 5,700	$ 17,851	$ 20,311	$ 20,870	$ 7,800	$ 36,344	$ -	$ -	$ 108,875

Residential Consumer Construction/Land
Risk Rating
Pass	$ 9,374	$ 9,548	$ 4,158	$ 2,198	$ 1,111	$ 2,650	$ 5	$ -	$ 29,044
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total	$ 9,374	$ 9,548	$ 4,158	$ 2,198	$ 1,111	$ 2,650	$ 5	$ -	$ 29,044

Totals:
Risk Rating
Pass	$ 45,722	$ 108,021	$ 51,660	$ 104,609	$ 89,321	$ 155,520	$ 84,845	$ 1,663	$ 641,361
Special Mention	-	-	-	-	-	70	-	-	70
Substandard	-	35	992	1,569	3,177	5,240	2,371	582	13,966
Total	$ 45,722	$ 108,056	$ 52,652	$ 106,178	$ 92,499	$ 160,829	$ 87,216	$ 2,245	$ 655,397

Note 8 – Loans and allowance for credit losses (continued)

The table below details the amortized cost of the classes of loans by credit quality indicator and year of origination as of December 31, 2024 (dollars in thousands).

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

Note 8 – Loans and allowance for credit losses (continued)

The following table details the gross charge-offs of loans by year of origination for the six months ended June 30, 2025 and the year ended December 31, 2024 (dollars in thousands).

Current Period Gross Charge-Offs by Origination Year (in thousands)

As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Commercial Real Estate:	-	-	-		-	-	-	-	-
Commercial Mortgages-Owner Occupied	-	-	-		-	-	-	-	-
Commercial Mortgages-Non-Owner Occupied	-	-	-		-	-	-	-	-
Commercial Construction/Land	-	-	-		-	-	-	-	-
Consumer:
Consumer Open-End	-	-	-	48	-	5	-	-	53
Consumer Closed-End	-	-	44	96	19	-	-	-	159
Residential:	-	-	-	-	-	-	-	-	-
Residential Mortgages	-	-	-	-	-	9	-	-	9
Residential Consumer Construction/Land	-	-	-		-	-	-	-	-

Total	$ -	$ -	$ 44	$ 144	$ 19	$ 14	$ -	$ -	$ 221

As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial	$ -	$ 8	$ -	$ -	$ -	$ -	$ -	$ -	$ 8
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Construction/Land	-	-	-	-	-	-	-	-	-
Consumer:
Consumer Open-End	-	-	-	-	-	2	-	-	2
Consumer Closed-End	-	-	74	-	-	-	-	-	74
Residential:
Residential Mortgages	-	-	-	-	-	-	-	-	-
Residential Consumer Construction/Land	-	-	-	-	-	-	-	-	-

Total	$ -	$ 8	$ 74	$ -	$ -	$ 2	$ -	$ -	$ 84

Note 8 – Loans and allowance for credit losses (continued)

The following tables present nonaccrual information by class of loans as of June 30, 2025 and December 31, 2024:

Loans on Nonaccrual Status

(dollars in thousands)

	June 30, 2025
	Nonaccrual Loans
	With No Allowance	With an Allowance	Total
Commercial	$ 390	$ 72	$ 462
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	33	-	33
Commercial Mortgages-Non-Owner Occupied	82	-	82
Commercial Construction/Land	335	-	335
Consumer
Consumer Open-End	-	-	-
Consumer Closed-End	192	-	192
Residential:
Residential Mortgages	741	-	741
Residential Consumer Construction/Land	-	-	-
Total	$ 1,774	$ 72	$ 1,846

	December 31, 2024
	Nonaccrual Loans
	With No Allowance	With an Allowance	Total
Commercial	$ 279	$ 193	$ 472
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	43	-	43
Commercial Mortgages-Non-Owner Occupied	-	-	-
Commercial Construction/Land	354	-	354
Consumer
Consumer Open-End	-	-	-
Consumer Closed-End	192	-	192
Residential:
Residential Mortgages	579	-	579
Residential Consumer Construction/Land	-	-	-
Total	$ 1,447	$ 193	$ 1,640

Interest income on nonaccrual loans is recognized only when received in cash. The Company did not record any interest income on nonaccrual loans during the three and six months ended June 30, 2025 or 2024. The Company also reversed all previously accrued but unpaid interest on nonaccrual loans during the three and six months ended June 30, 2025 and 2024.

Note 8 – Loans and allowance for credit losses (continued)

The following tables present an aging analysis of the loan portfolio by class and past due as of June 30, 2025 and December 31, 2024 (dollars in thousands):

Age Analysis of Past Due Loans as of June 30, 2025
							Recorded
			Greater				Investment
2025	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$129	$-	$398	$527	$69,983	$70,510	$-
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	-	-	-	-	153,526	153,526	-
Commercial Mortgages-Non-Owner Occupied	-	-	82	82	202,064	202,147	-
Commercial Construction/Land	-	-	-	-	10,678	10,678	-
Consumer:
Consumer Open-End	265	139	-	404	53,933	54,337	-
Consumer Closed-End	147	-	80	227	26,053	26,280	-
Residential:
Residential Mortgages	853	73	152	1,077	107,798	108,875	-
Residential Consumer Construction/Land	-	143	-	143	28,901	29,044	-
Total	$1,394	$354	$713	$2,461	$652,936	$655,397	$-

Age Analysis of Past Due Loans as of December 31, 2024

2024			Greater				Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$-	$398	$74	$472	$65,946	$66,418	$-
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	-	-	43	43	140,400	140,443	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	195,089	195,089	-
Commercial Construction/Land	-	-	-	-	23,883	23,883	-
Consumer:
Consumer Open-End	39	1	-	40	50,001	50,041	-
Consumer Closed-End	112	73	-	185	28,084	28,269	-
Residential:
Residential Mortgages	174	358	340	872	112,431	113,303	-
Residential Consumer Construction/Land	-	-	-	-	26,150	26,150	-
Total	$325	$830	$457	$1,612	$641,984	$643,596	$-

Note 8 – Loans and allowance for credit losses (continued)

Occasionally, the Bank modifies loans for borrowers experiencing financial difficulties by providing principal forgiveness, term extensions, interest rate reductions, or payment deferrals. Because the effect of most modifications is already included in the allowance for credit losses due to the measurement methodologies used in its estimate, the allowance is typically not adjusted upon modification. When principal forgiveness is provided, the amount forgiven is charged against the allowance for credit losses.

There were no loan modifications for borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 or June 30, 2024. As of June 30, 2025, no previously modified loans had defaulted within the past twelve months.

ACL on Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures, such as unfunded balances for existing lines of credit, commitments to extend future credit, and both standby and commercial letters of credit, when there is a contractual obligation to extend credit and such extension is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted through a provision for (or recovery of) credit losses in the Consolidated Statements of Income.

The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, as well as an estimate of expected credit losses on commitments expected to be funded over their estimated life, using the same loss rates that are applied in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments was $678,000 at June 30, 2025, and is separately classified within Other Liabilities on the Consolidated Balance Sheets.

The following table presents the balance and activity in the ACL for unfunded commitments for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

Allowance for Credit Losses on Unfunded Commitments
Balance, March 31, 2025	$ 651
Provision for credit losses	27
Balance June 30, 2025	$ 678

Balance, December 31, 2024	$ 543
Provision for credit losses	135
Balance June 30, 2025	$ 678

Allowance for Credit Losses on Unfunded Commitments
Balance, March 31, 2024	$ 613
Recovery of credit losses	(24)
Balance June 30, 2024	$ 589

Balance, December 31, 2023	$ 665
Recovery of credit losses	(76)
Balance June 30, 2024	$ 589

Other Real Estate Owned

At June 30, 2025 and December 31, 2024, the Company had no consumer mortgage loans secured by residential real estate for which foreclosure was in process. The Company held no residential real estate properties in other real estate owned as of June 30, 2025 and December 31, 2024.

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

Note 10 - Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued. Recognized subsequent events are those that provide additional evidence about conditions that existed as of the balance sheet date, including the estimates inherent in the preparation of the financial statements. Non-recognized subsequent events are those that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.

Management has reviewed events occurring through the date the financial statements were available to be issued and has determined that no subsequent events occurred requiring accrual or disclosure, other than those already disclosed in the footnotes to the Company’s unaudited consolidated financial statements as of June 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Statements made in this document and in any documents incorporated by reference that are not purely historical are forward-looking statements, including statements regarding management’s plans, objectives, or goals for future operations, products or services, and forecasts of revenues, earnings, or other performance measures. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements generally may be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Shareholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Financial and could cause those results to differ materially from those expressed in forward-looking statements. These factors, many of which are beyond Financial’s control, include, but are not limited to, the following:

•Problems with technology utilized by us, including potential exposure to fraud, negligence, computer theft, cyber-crime, cyber-threats, and the Company’s ability to maintain the security of its data processing and information technology systems.

•Operating, legal, and regulatory risks, including the effects of legislative or regulatory developments affecting the financial industry generally or Financial specifically, such as government legislation and policies (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and its related regulations), which change from time to time and over which we have no control, and increased competition from other providers of financial services due to such regulations.

•Economic, market, political, and competitive forces affecting Financial's banking and other businesses, including changes in interest rates, monetary policy, and general economic conditions, which may impact net interest income, credit quality, loan demand, or overall conditions in our market area.

•Geopolitical risks, including economic and political tensions with China, the ongoing war between Russia and Ukraine and potential expansion of combatants, sanctions on Russia, and the potential impact of tariffs, trade restrictions, or changes in U.S. trade policy on businesses in our market area and our business and agricultural borrowers, all of which may have a destabilizing effect on financial markets and economic activity and could indirectly affect credit quality, loan demand, or overall economic conditions in our market area.

•The ability to maintain adequate liquidity by retaining deposit customers and secondary funding sources, especially if the Company’s or banking industry’s reputation becomes damaged.

•The adequacy of the level of the Company’s allowance for credit losses, the amount of credit loss provisions required in future periods, and the failure of assumptions underlying the allowance for credit losses.

•Reliance on our management team, including our ability to attract and retain key personnel.

•Changes in the value of real estate securing loans made by the Bank.

•Adoption of new accounting standards or changes in existing standards.

•Compliance or operational risks related to new products, services, ventures, or lines of business, if any, that Financial may pursue or implement.

•The risk that Financial’s analysis of these risks and forces is incorrect or that the strategies developed to address them are unsuccessful.

•The stability of the overall banking industry in the United States.

•Other risks and uncertainties set forth in this Quarterly l Report on Form 10-Q and, from time to time, in our other filings with the Securities and Exchange Commission (“SEC”).

Other risks, uncertainties, and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

These factors should be considered when evaluating the forward-looking statements, and you should not place undue reliance on such statements. This discussion and analysis should be read in conjunction with the description of our “Risk Factors” in Item 1A of the most recently filed Form 10-K.

GENERAL

Critical Accounting Policies

Bank of the James Financial Group, Inc.’s (“Financial” or the “Company”) financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). As a community bank primarily serving central Virginia, the financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred, such as lending activities tied to local real estate markets and small business operations. A variety of factors—particularly regional economic conditions, fluctuations in interest rates, and changes in real estate values in our market area—could affect the ultimate value obtained when earning income, recognizing an expense, recovering an asset, or relieving a liability. In addition, GAAP itself may evolve from one previously acceptable method to another, potentially altering the timing of how these events impact our transactions, even if the underlying economics remain unchanged.

The Allowance for Credit Losses on Loans (“ACLL”) is management’s estimate of the current expected credit losses in our loan portfolio and held-to-maturity securities portfolio. With the exception of loans related to agriculture, the Company uses a discounted cash flow model to estimate its current expected credit losses in our loan portfolio and held-to-maturity securities portfolio. Actual losses could differ significantly from the historical factors that we use in estimating risk. For information on the Company’s policies on the ACLL, please refer to Note 2 – “Allowance for Credit Losses - Loans” in the Company’s Form 10-K for the year ended December 31, 2024. See “Management’s Discussion and Analysis Results of Operations – Allowance and Provision for Credit losses” below for further discussion of the allowance for credit losses.

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

Overview

The following overview of our business has not materially changed since our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The Bank is a Virginia banking corporation headquartered in Lynchburg, Virginia. The Bank was incorporated under the laws of the Commonwealth of Virginia as a state-chartered bank in 1998 and began banking operations in July 1999. The Bank was organized to engage in general retail and commercial banking business. The Bank is a community-oriented financial institution that provides varied banking services to individuals, small and medium-sized businesses, and professional concerns. Historically, our primary market area has been the Central Virginia, Region 2000 area, which encompasses the seven jurisdictions of the Town of Altavista, Amherst County, Appomattox County, the Town of Bedford, Bedford County, Campbell County, and the City of Lynchburg. The Bank has expanded to other areas in Virginia, specifically Roanoke, Charlottesville, Harrisonburg, Blacksburg, Lexington, Rustburg, Buchanan, and Nellysford. The Bank strives to provide its customers with products comparable to statewide regional banks located in its market areas, while maintaining the prompt response time and level of service of a community bank. Management believes this operating strategy has particular appeal in the Bank’s market areas.

We conduct our investment advisory business through PWW, which Financial acquired on December 31, 2021. PWW is a Lynchburg, Virginia-based investment advisory firm that has approximately $929,957,000 in assets under management and advisement as of June 30, 2025. PWW generates revenue primarily through investment advisory fees.

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

Subject to regulatory approval, the Bank may open additional branches during the next two fiscal years. Although numerous factors could influence the Bank’s expansion plans, the following discussion provides a general overview of the additional branch locations that the Bank currently is considering, including the following property that we own and are holding for expansion:

•Real Property located at 2935 Rockfish Valley Highway, Nellysford, Virginia. On September 18, 2023, the Bank purchased real property located at 2935 Rockfish Valley Highway, Nellysford, Virginia. The building on the property previously served as a bank branch for another financial institution. The Bank anticipates that the cost to upfit the building will be minimal. The property is subject to a restrictive covenant that prohibits the Bank from using the property for any banking-related activity until the covenant expires in September 2025. Following the expiration of this restrictive covenant, the Bank intends to use this property as a permanent branch in Nellysford, Virginia. We anticipate relocating the Temporary Nellysford Branch to this location in the fall of 2025.

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

	June 30, 2025	December 31, 2024
(in thousands)
Commitments to extend credit	$ 186,868	$ 182,522
Letters of Credit	2,426	3,507
Total	$ 189,294	$ 186,029

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of June 30, 2025 and December 31, 2024 and the results of operations of Financial for the three and six-month periods ended June 30, 2025 and 2024. This discussion should be read in conjunction with the financial statements included elsewhere herein. All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

June 30, 2025 as Compared to December 31, 2024

Total assets were $1,004,242,000 on June 30, 2025 compared with $979,244,000 at December 31, 2024, an increase of 2.56%. The increase in total assets was primarily due to growth in federal funds sold, securities available-for-sale, loans (net of the allowance for credit losses), and loans held for sale.

Total deposits increased from $882,404,000 as of December 31, 2024 to $910,527,000 on June 30, 2025, an increase of 3.19%. This growth was largely driven by the reversal of our one-way Insured Cash Sweep (ICS) placements—initiated at year-end 2024 to manage balance sheet size—which returned to our books early in 2025. We continue to utilize the reciprocal portion of the ICS program for customers requiring full FDIC insurance (where those balances remain on our balance sheet as brokered deposits), and may re-deploy the non-reciprocal option again as market conditions warrant.

Total loans, excluding loans held for sale, increased to $655,397,000 on June 30, 2025 from $643,596,000 on December 31, 2024. Loans, excluding loans held for sale and net of deferred fees and costs and including the allowance for credit losses, increased to $649,089,000 as of June 30, 2025 from $636,552,000 on December 31, 2024, an increase of 1.97%. This increase was primarily due to higher balances in commercial loans (up $4,092,000), commercial real estate (up $6,936,000), and consumer loan categories (up $2,307,000), partially offset by decreases in residential loan portfolios (down $1,534,000).

The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar amounts in thousands):

	June 30, 2025		December 31, 2024
	Amount	Percentage	Amount	Percentage
Commercial	$ 70,510	10.76%	$ 66,418	10.32%
Commercial Real Estate	366,351	55.90%	359,415	55.84%
Consumer	80,617	12.30%	78,310	12.17%
Residential	137,919	21.04%	139,453	21.67%
Total loans	$ 655,397	100.00%	$ 643,596	100.00%

Subsegments of the loan portfolio are set forth in Note 8 of our financial statements. As a community bank, the Bank is committed to growing assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets it serves. Based on the loan portfolio as of June 30, 2025, non-owner occupied commercial real estate loans and construction and land development loans were approximately $212,825,000, or 32.5 % of total loans.

We have expertise and a long history of originating and managing commercial real estate loans. Our strong credit underwriting process includes management and board oversight. We perform rigorous monitoring, stress testing and reporting of these portfolios at the management and board levels, and we continue to monitor concentration levels in our commercial real estate loans monthly.

The Bank closely monitors concentrations within its commercial real estate loan portfolio. As of June 30, 2025, non-owner occupied commercial real estate loans totaled $202,147,000, or approximately 31% of total loans. This amount was calculated by purpose code and is consistent with the Call Report that the Bank files with the FDIC. The Bank has minimal exposure to loans secured by large office buildings or shopping centers (less than 5% of the non-owner occupied CRE portfolio). The majority of our non-owner occupied commercial loans are secured by smaller, multi-tenant properties diversified across various industries and geographies within our market areas.

The Bank does not have any non-owner occupied commercial loans secured by properties in major city centers. We have not seen an increase in delinquencies in loans secured by non-owner occupied commercial real estate.

In addition, to help manage risk, we actively manage and monitor our commercial real estate risk through the following, when appropriate:

Origination and Analysis

We have a thorough loan origination process. For all CRE loans secured by real estate collateral, we require an appraisal or valuation at the time of origination. We generally do not approve loans with a loan-to-value ratio exceeding 80%. An individual property cash flow analysis is performed, and, if appropriate, a global cash flow analysis is also conducted. We generally require a debt service coverage ratio of at least 1.2x.

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

•Regularly monitoring local market conditions and property sector trends;

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

The following table sets forth information for non-owner occupied CRE loans for the four largest categories of loans (classified by purpose code and collateral description) having the highest current principal balance:

Commercial Real Estate Loan Portfolio (CRE) Non-Owner Occupied (dollars in thousands) As of June 30, 2025
Collateral Description	Total Number of Loans	Current Balance	% of Total Loans	Average Balance	Weighted Avg LTV of Top 5 Loans (1)
Multi-Family (5 or more)	41	$ 50,278	7.69%	$ 1,226	53.91%
Hotel/Motel	9	31,898	4.88%	3,544	51.87%
Office Building	29	22,613	3.46%	646	40.58%
Retail Store	27	20,180	3.08%	776	60.35%

(1)Loan-to-value is based on collateral valuation at origination date against current bank-owned principal.

The following table sets forth information for owner occupied CRE Loans set forth the four largest categories of loans (classified by purpose code and collateral description) having the highest current principal balance:

Commercial Real Estate Loan Portfolio (CRE) Owner Occupied (dollars in thousands) As of June 30, 2025
Collateral Description	Total Number of Loans	Current Balance	% of Total Loans	Average Balance	Weighted Avg LTV of Top 5 Loans (1)
Office Building	78	$ 32,356	4.95%	$ 431	57.11%
Industrial	32	33,459	5.11%	984	56.83%
Medical Building	26	14,727	2.25%	579	72.25%
Retail Store	29	14,506	2.22%	518	56.60%

(1)Loan-to-value is based on collateral valuation at origination date against current bank-owned principal.

Total nonperforming assets, which consist of nonaccrual loans, loans past due 90 days or more and still accruing were $1,846,000 at June 30, 2025, compared with $1,640,000 at December 31, 2024. As discussed under “Results of Operations—

Allowance and Provision for Credit Losses,” management has provided for any anticipated losses on these loans in the allowance for credit losses.

Loan payments received on nonaccrual loans are first applied to principal. When a loan is placed on nonaccrual status, all accrued but unpaid interest is reversed, accrual of interest is discontinued until repayment is assured, and additional provisions may be necessary for actual losses.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure or deeds in lieu of foreclosure. We had no OREO at either June 30, 2025, or December 31, 2024. The Bank neither acquired nor disposed of any OREO during the quarter ended June 30, 2025; the OREO balance remained zero.

Cash and cash equivalents increased to $77,907,000 at June 30, 2025, from $73,309,000 at December 31, 2024. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). Deposit inflows allowed management to deploy excess liquidity into overnight Fed funds. Cash and cash equivalents are subject to routine fluctuations in deposits, including transactional accounts and professional settlement accounts.

Securities held-to-maturity were essentially flat, decreasing slightly to $3,598,000 at June 30, 2025, from $3,606,000 at December 31, 2024, due to normal net amortization of premiums.

Securities available-for-sale, carried at fair market value, increased by $8,669,000 to $196,585,000 at June 30, 2025, from $187,916,000 at December 31, 2024. During the quarter ended June 30, 2025, the Bank purchased $6,280,000 of available-for-sale securities and received $12,000,000 in proceeds from calls, maturities, and paydowns. As of June 30, 2025, we had an unrealized tax-effected loss of $23,737,000 (or $18,753,000 after tax benefit). We do not expect to realize these losses, as we have both the intent and ability to hold the securities until recovery or maturity.

Investment in federal agencies (Federal Reserve and FHLBA) stock totaled $1,461,000 at June 30, 2025, compared with $1,454,000 at December 31, 2024. Both Federal Reserve and FHLBA stock are restricted securities; their value for impairment evaluation is based on ultimate par value recoverability rather than temporary market declines.

Liquidity and Capital

Liquid assets, on a consolidated basis, were $274,492,000 on June 30, 2025 in the form of cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold and available-for-sale investments. The Bank has pledged (market values):

•approximately $37,000,000 of our available-for-sale securities as collateral with correspondent banks, including the FHLBA, for collateralized lines of credit;

•approximately $49,000,000 of our available-for-sale securities as security for public deposits; and

•approximately $26,000,000 of our available-for-sale securities as collateral for advances at the Federal Reserve Bank’s discount window.

If additional liquidity is needed, the Bank can purchase up to $53,000,000 of Fed funds through correspondent relationships and borrow from the FHLBA by pledging additional investments. In addition, the Bank has borrowing capacity with the FHLBA of approximately $20,000,000 related to pledged loans. As of June 30, 2025, the Bank had no borrowings from any of these sources. Management believes that liquid assets were adequate at June 30, 2025 and anticipates additional liquidity from deposit growth and loan repayments.

As of June 30, 2025, the Bank had no borrowings from any of these sources. Management believes that liquid assets were adequate at June 30, 2025. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments from customers.

While we have not experienced unusual pressure on deposit balances or liquidity, management continues to closely monitor sources and uses of funds to meet cash flow requirements while seeking to maximize profits. The Company’s total uninsured deposits—amounts, subject to aggregation rules, that exceed the FDIC insurance limit of $250,000—were approximately $282,000,000, or 31% of total deposits, at June 30, 2025. These were estimated using the same methodologies and assumptions as regulatory reporting.

At June 30, 2025, the Bank had a leverage ratio of 8.85%, a Tier 1 risk-based capital ratio and a Common Equity Tier 1 (CET1) ratio of 11.38%, and a total risk-based capital ratio of 12.19%. As of both June 30, 2025 and December 31, 2024, the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions. The Tier 1 risk-based capital ratio decreased from December 31, 2024, primarily because the Bank made a dividend payment to Financial of $5,000,000 in June 2025, which Financial applied towards the retirement of approximately $10,050,000 in debt at maturity. This decrease was mitigated by net income of $3,546,000 for the six months ended June 30, 2025.

In June 2020, Financial issued $10,050,000 in notes pursuant to a private placement. The notes bore interest at 3.25% per annum and matured on June 30, 2025. As discussed in Note 4, at maturity, Financial paid the notes in full. Financial expects to save approximately $327,000 annually in interest expense as a result of retiring this debt.

Bank Level Only Capital Ratios

Analysis of Capital for Bank of the James (Bank only)
(dollars in thousands)

	June 30,	December 31,
Analysis of Capital	2025	2024

Tier 1 capital
Common Stock	$ 3,742	$ 3,742
Surplus	22,325	22,325
Retained earnings	62,863	65,292
Total Tier 1 capital	$ 88,930	$ 91,359

Common Equity Tier 1 Capital (CET1)	$ 88,930	$ 91,359

Tier 2 capital
Allowance for credit losses	$ 6,308	$ 7,044

Total Tier 2 capital:	6,308	7,044
Total risk-based capital	$ 95,238	$ 98,403

Risk weighted assets	$ 781,581	$ 766,614
Average total assets	$ 1,005,021	$ 1,010,594

	Actual		Regulatory Benchmarks
			For Capital	For Well
	June 30,	December 31,	Adequacy	Capitalized
	2025	2024	Purposes (1)	Purposes
Capital Ratios:
Tier 1 capital to average total assets	8.85%	9.04%	4.000%	5.000%
Common Equity Tier 1 capital	11.38%	11.92%	7.000%	6.500%
Tier 1 risk-based capital ratio	11.38%	11.92%	8.500%	8.000%
Total risk-based capital ratio	12.19%	12.84%	10.500%	10.000%

(1)Includes the capital conservation buffer of 2.50% for all ratios, excluding the Tier 1 capital to average total assets ratio.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $3,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company

Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis at June 30, 2025 would be lower than those of the Bank, because a portion of the proceeds from the sale of notes previously issued by the holding company were contributed to the Bank as equity.

In July 2013, the Federal Reserve Board approved a final rule establishing a regulatory capital framework for smaller, less complex financial institutions. The rule was fully implemented on January 1, 2019, and established a capital conservation buffer of 2.5%. As a result, the Bank is required to maintain a minimum ratio of Tier 1 capital to average total assets of 4.00% (exclusive of the capital conservation buffer), a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 7.0% (inclusive of the capital conservation buffer), and a Tier 1 risk-based capital ratio of 8.5% (inclusive of the capital conservation buffer). Failure to maintain the capital conservation buffer will limit the ability of the Bank and Financial to pay dividends, repurchase shares, or pay discretionary bonuses. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

Earnings Summary

For the three and six months ended June 30, 2025, the Company reported net income of $2,704,000 and $3,546,000, respectively, compared with net income of $2,148,000 and $4,335,000 for the same periods in 2024. This represents an increase of $556,000, or 25.9%, for the three-month period and a decrease of $789,000, or 18.2%, for the six-month period. Basic and diluted earnings per common share were each $0.60 and $0.78 for the three and six months ended June 30, 2025, compared with $0.47 and $0.95 for the same periods ended June 30, 2024.

The increase in net income in the three months ended June 30, 2025 from the three months ended June 30, 2024 was primarily driven by higher net interest income, credit loss recoveries and lower interest expense, and was partially offset by an increase in noninterest expense and a modest decline in noninterest income. The decrease for the six months ended June 30, 2025 from the six months ended June 30, 2024 was driven primarily by an approximately $1,000,000 fee paid in the first quarter of 2025 to a consultant for services rendered in negotiating a contract with our core services provider. The following provides a more detailed analysis of the components that impacted net income for the three and six-month periods ended June 30, 2025, as compared with the same periods in 2024:

•For the three and six months ended June 30, 2025, net interest income increased to $8,250,000 and $15,969,000 from $7,091,000 and $14,041,000 for the same periods in 2024, reflecting growth in the loan portfolio, higher yields on earning assets and an 11.9% decline in total interest expense.

•For the three months ended June 30, 2025, the Company recorded a credit loss recovery of $528,000 compared to a credit loss recovery of $123,000 for the same period in 2024, positively impacting net income. For the six months ended June 30, 2025, credit loss recoveries decreased to $391,000 compared with $676,000 for the same period in 2024.

•For the three and six months ended June 30, 2025, noninterest expense increased to $9,455,000 and $19,281,000 from $8,739,000 and $16,827,000 for the same periods in 2024, driven by higher professional fees and continued investments in technology and customer-facing systems.

• For the three months ended June 30, 2025, noninterest income declined to $4,075,000 from $4,191,000 for the same period in 2024, primarily reflecting lower other income and the absence of gains on sales of available-for-sale securities. For the six months ended June 30, 2025, noninterest income increased to $7,358,000 from $7,498,000 for the same period in 2024, driven by higher gains on sales of loans held for sale and increased wealth management fees, partially offset by lower other income and the absence of securities gains.

These operating results represent an annualized return on average stockholders’ equity of 15.89% and 10.81% for the three and six‐month periods ended June 30, 2025, compared with 14.35% and 14.60% for the three and six‐month periods ended June 30, 2024. The increase for the three months ended June 30, 2025, from the comparable 2024 period was due primarily to higher net income and relatively stable average equity, while the decrease for the six months ended June 30, 2025, versus the first six months of

2024 reflected lower net income and an increase in average equity resulting from higher retained earnings. The Company had an annualized return on average assets of 1.06% and 0.70% for the three and six‐month periods ended June 30, 2025, compared with 0.87% and 0.89% for the three and six‐month periods ended June 30, 2024. The increase in return on average assets for the quarter was driven by the improved net income performance, while the decline for the six‐month period largely resulted from the year-over-year decrease in net income coupled with growth in average assets.

See “Noninterest Income” below for mortgage business and wealth management segment discussions.

Interest Income, Interest Expense, and Net Interest Income

For the three and six months ended June 30, 2025, interest income increased to $11,638,000 and $22,872,000 from $10,935,000 and $21,444,000 for the same periods in 2024, primarily due to higher interest rates on our interest-earning assets. The average rate on loans was approximately 5.70% and 5.63% for the three and six months ended June 30, 2025, compared with 5.42% and 5.35% for the same periods in 2024. The rate on total average earning assets also rose to 4.86% and 4.80%, up from 4.68% and 4.62%. These increases were driven by a general increase in market interest rates, the origination of new loans at higher yields over the past six to twelve months, and the repricing of adjustable-rate loans in the portfolio.

For the three and six months ended June 30, 2025, interest expense was $3,388,000 and $6,903,000, compared with $3,844,000 and $7,403,000 for the same periods in 2024. This decline resulted primarily from reductions in rates paid on certain deposit categories during the periods. The Company’s average rate paid on interest-bearing deposits was approximately 1.66% and 1.70% for the three and six months ended June 30, 2025, compared with 1.94% and 1.89% for the three and six months ended June 30, 2024. The Company’s average rate paid on total interest-bearing liabilities was approximately 1.71% and 1.70% for the three and six months ended June 30, 2025, compared with 1.99% and 1.93% for the three and six months ended June 30, 2024.

The fundamental source of the Bank’s net revenue is net interest income, the difference between (i) interest and dividend income on interest-earning assets (primarily loans, investment securities, and other investments) and (ii) interest expense on interest-bearing liabilities (principally deposits and other borrowings). Net interest income for the three months ended June 30, 2025, was $8,250,000, compared to $7,091,000 for the same period in 2024. The net interest margin was 3.45% for the quarter ended June 30, 2025, versus 3.03% for the comparable period in 2024. The margin expansion was largely because higher yields on our earning assets outpaced growth in the cost of funds. The deposit mix continued to shift, with time deposits comprising a smaller share of total interest-bearing liabilities. Although the Federal Reserve reduced the federal funds rate in late 2024, the current rate environment remains uncertain and may continue to pressure the margin in future periods. For example,

•While management does not anticipate it will be necessary to raise deposit rates, if we need to raise rates on deposits, there likely would be an adverse impact on our margin and profitability.

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

Noninterest income totaled $4,075,000 and $7,358,000 for the three and six months ended June 30, 2025, compared to $4,191,000 and $7,498,000 for the same periods in 2024. The slight decrease was primarily the result of lower other income (down

$451,000) and the absence of any gains on sales of available-for-sale securities (versus $40,000 for the three months ended June 30, 2024). These decreases were partially offset by increases in:

•Gains on sale of loans held for sale (primarily through the Mortgage Division), which increased to $1,589,000 and $2,426,000 for the three and six months ended June 30, 2025, from $1,273,000 and $2,200,000 for the same periods in 2024.

•Wealth management fees, which rose to $1,300,000 and $2,555,000 from $1,176,000 and $2,339,000.

•Life insurance income, which grew to $190,000 and $378,000 from $183,000 and $342,000.

For the three and six months ended June 30, 2025, service charges, fees and commissions were $975,000 and $1,956,000, compared with $986,000 and $1,939,000 for the same periods in 2024, reflecting essentially flat growth year over year. Other noninterest income declined to $21,000 and $43,000 for the three and six months ended June 30, 2025, from $533,000 and $638,000 in the comparable 2024 periods.

The Bank, through its Mortgage division, originates both conforming and non-conforming consumer residential mortgage loans in the markets we serve. As part of the Bank’s overall risk management strategy, all loans originated and closed by the Mortgage Division are presold to major national mortgage banking or financial institutions. The Mortgage Division’s primary source of revenue is gains on sale of loans held for sale. The Mortgage Division assumes no credit or interest rate risk on these mortgages, except in limited circumstances such as first payment default.

Purchase mortgage originations totaled $52,793,913 and $81,117,249 or 87.30% and 86.12% respectively, of total mortgage loans originated in the three and six months ended June 30, 2025, as compared to $47,202,810 and $78,218,322 or 87.15% and 86.28%, respectively, of the total mortgage loans originated in the same periods in 2024. Because of a relatively higher mortgage interest rate environment, management anticipates that in the short term, purchase mortgage originations will continue to represent a significant percentage of mortgage originations. Management also believes that a continued elevated interest environment could continue to limit refinancing activity.

Mortgage rates increased dramatically in 2022 and 2023 and remain elevated compared with recent history. While rates have generally stabilized since then, these higher levels continue to negatively impact mortgage origination volume. Due to the uncertainty surrounding current and near-term economic conditions—arising from inflation, as well as geopolitical and economic concerns—management cannot predict future mortgage rates. Management also believes that relatively high interest rates may continue to put pressure on revenue from the mortgage segment.

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

We conduct our investment advisory business through PWW, which Financial acquired on December 31, 2021. PWW, based in Lynchburg, Virginia, had approximately $929,957,000 in assets under management and advisement as of June 30, 2025, as compared to $853,997,000 on December 31, 2024. This increase was due to both the inflow of new assets of approximately $33,960,000 during the six months ended June 30, 2025 and a general increase in the market value of publicly traded equity securities. PWW operates as a subsidiary of Financial and generates revenue primarily through investment advisory fees, which vary based on the value of assets under management. These assets may fluctuate due to client action and market conditions. Despite potential fluctuations, we anticipate that PWW will continue to contribute meaningfully to the Company’s consolidated net income.

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

Noninterest Expense

Noninterest expense for the three and six months ended June 30, 2025, increased to $9,455,000 and $19,281,000 from $8,739,000 and $16,827,000 for the same periods in 2024, representing an 8.2% increase for the quarter and a 14.6% increase year-to-date. This increase primarily resulted from higher salaries and employee benefits, along with a significant rise in professional, data processing, and other outside services compared to prior periods. Total personnel expense was $5,357,000 for the three months ended June 30, 2025, compared to $4,892,000 for the same period in 2024. The increase was largely due to merit increases, compensation-related accruals, and additional staff hired to support our expanded branch network and enhanced customer-service initiatives. Professional, data processing and other outside services expense was $2,145,000, up $745,000, or 53.2%, from $1,400,000 in the prior-year quarter. The increase included (a) a non-recurring consulting fee of approximately $1,000,000 incurred in the first quarter 2025 for negotiating and amending our core processing platform contract (effective April 1, 2025); and (b) ongoing investments in data analytics, cyber-security monitoring, and treasury-management platform enhancements. Occupancy and equipment expense rose modestly to $985,000 (from $925,000), reflecting branch remodels and technology upgrades. Other noninterest expense totaled $1,024,000, up from $884,000, driven by higher marketing costs and professional memberships.

Management anticipates that the amended core-service provider contract, with its 65-month term beginning April 1, 2025, will generate significant cost savings—projected at over $40,000 per month over the life of the agreement—as compared to our previous arrangement.

Allowance and Provision for Credit Losses

The allowance for credit losses represents an amount that, in our judgment, is adequate to absorb expected losses in the loan portfolio. The provision for credit losses increases the allowance, while loans charged off, net of recoveries, reduce it. The provision is charged to earnings to bring the total allowance to a level deemed appropriate by management. Loans with a risk rating of 7 or below that are significantly past due, and loans with borrowers whose performance and financial condition indicate the Bank will likely be unable to collect all amounts when due, are evaluated for specific impairment. The general reserve component is based on an evaluation of general economic conditions, actual and expected credit losses, and loan performance measures.

As part of our regular model governance cycle, we worked with our external CECL vendor in the second quarter of 2025 to update several inputs in our discounted cash flow models including the following: raising certain loss-rate ceilings, incorporating post-pandemic loss history, and updating prepayment and curtailment expectations. While these refinements better align the models with current credit conditions, they also shifted the quarter’s allowance calculation from what would otherwise have been a charge to earnings to a net recovery. Absent the new assumptions, management estimates that a small provision would have been required, rather than the recovery recognized this quarter. Management will continue to review model performance each quarter and make adjustments as appropriate.

Based on the application of the credit‐loss calculation, the Bank recorded a recovery of $528,000 and $391,000 for the three and six months ended June 30, 2025, compared to a recovery of $123,000 and $676,000for the three and six months ended June 30, 2024. The provision attributable to unfunded commitments was $27,000 for the three months ended June 30, 2025 (not included in the allowance). Principal recoveries of approximately $11,000 for the three months ended June 30, 2025 also contributed to the recovery.

At June 30, 2025, the allowance for credit losses was $6,308,000, or 0.96% of total loans outstanding, compared with $7,044,000, or 1.10%, at December 31, 2024 and $6,951,000, or 1.12% of total loans outstanding, at June 30, 2024. The allowance for credit losses for individually evaluated loans was $72,000 at both June 30, 2025, and December 31, 2024 (see Note 8 for detail).

Charged‐off loans, which are loans that management deems uncollectible, are charged against the allowance for credit losses and constitute a realized loss. We had charged‐off loans of approximately $62,000 for the three months ended June 30, 2025, as compared to $65,000 for the same period in 2024. While a charged‐off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. We had principal recoveries of approximately $11,000 for the three months ended June 30, 2025, as compared to $74,000 for the same period in 2024.

If indicated by Bank policy, certain nonaccrual loans are individually analyzed for impairment. The principal balance on our nonaccrual loans totaled approximately $1,798,000 at June 30, 2025. If interest on these loans had been accrued, such income cumulatively would have approximated $37,000 as of that date. Loan payments received on nonaccrual loans are applied to principal. When a loan is placed on nonaccrual status there are several negative implications. First, all interest accrued but unpaid at the time of the classification is deducted from interest income totals for the Bank. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Third, there may be actual losses that necessitate additional provisions for credit losses charged against earnings.

Income Taxes

The income tax expense for the three and six months ended June 30, 2025, was $694,000 and $891,000, compared to $518,000 and $1,053,000 for the three and six months ended June 30, 2024. This represents an effective tax rate of 20.43% and 20.08% for the three and six months ended June 30, 2025, as compared with 19.43% and 19.54% for the same periods in 2024. Our effective rate was lower than the statutory corporate tax rate in all periods primarily because of federal income tax benefits resulting from the tax treatment of earnings on bank-owned life insurance and interest earned on tax-exempt municipal bonds.

Schedule I

Net Interest Margin Analysis
Average Balance Sheets
For the Three Months Ended June 30,

	2025			2024
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/	Rates	Balance	Income/	Rates
	Sheet	Expense	Earned/Paid	Sheet	Expense	Earned/Paid
ASSETS
Loans, including fees	$ 653,758	$ 9,285	5.70%	$ 614,579	$ 8,289	5.42%
Loans AFS	3,657	57	6.25%	4,134	58	5.64%
Federal funds sold	65,182	720	4.43%	61,176	834	5.48%
Interest bearing balances	12,291	127	4.14%	17,310	192	4.46%

Securities taxable	220,435	1,390	2.53%	238,925	1,508	2.54%
Securities nontaxable	3,976	32	3.19%	3,424	24	2.82%
total securities	224,411	1,422	2.54%	242,349	1,532	2.54%
Federal agency equities	1,457	35	9.64%	1,435	35	9.81%
CBB equity	367	-	0.00%	116	-	0.00%

Total earning assets	961,123	11,646	4.86%	941,099	10,940	4.68%

Allowance for credit losses	(6,928)			(6,940)
Non-earning assets	66,195			60,712

Total assets	$ 1,020,390			$ 994,871

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Demand interest bearing	$ 407,593	741	0.73%	$ 398,204	937	0.95%
Savings	146,475	517	1.42%	132,380	446	1.36%
Time deposits	220,474	1,945	3.54%	224,980	2,266	4.05%

Total interest bearing deposits	774,542	3,203	1.66%	755,564	3,649	1.94%

Other borrowed funds
Financing leases	2,507	17	2.72%	2,927	20	2.75%
Other borrowings	9,075	87	3.85%	9,675	94	3.91%
Capital Notes	9,497	81	3.42%	10,044	81	3.24%
Total interest-bearing liabilities	795,621	3,388	1.71%	778,210	3,844	1.99%

Non-interest bearing deposits	145,744			142,185
Other liabilities	10,769			14,279

Total liabilities	952,134			934,674

Stockholders' equity	68,256			60,197

Total liabilities and
Stockholders equity	$ 1,020,390			$ 994,871

Net interest earnings		$ 8,258			$ 7,096

Net interest margin			3.45%			3.03%

Interest spread			3.15%			2.69%

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

Net Interest Margin Analysis
Average Balance Sheets
For the Six Months Ended June 30,

	2025			2024
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/	Rates	Balance	Income/	Rates
	Sheet	Expense	Earned/Paid	Sheet	Expense	Earned/Paid
ASSETS
Loans, including fees	$ 650,292	$ 18,145	5.63%	$ 611,375	$ 16,271	5.35%
Loans AFS	3,027	102	6.80%	3,307	100	6.08%
Federal funds sold	73,276	1,607	4.42%	58,600	1,588	5.45%
Interest bearing bank balances	14,019	250	3.60%	14,019	325	4.66%

Securities taxable	218,320	2,677	2.47%	242,119	3,076	2.55%
Securities nontaxable	3,305	54	3.32%	3,430	47	2.75%
total securities	221,625	2,731	2.49%	245,549	3,123	2.56%
Federal agency equities	1,456	48	6.65%	1,430	47	6.61%
CBB equity	367	-	0.00%	116	-	0.00%

Total earning assets	964,062	22,883	4.79%	934,396	21,454	4.62%

Allowance for credit losses	(6,883)			(7,156)
Non-earning assets	63,003			55,201

Total assets	$ 1,020,182			$ 982,441

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Demand interest bearing	$ 409,909	$ 1,503	0.74%	$ 397,717	$ 1,816	0.92%
Savings	145,812	1,003	1.39%	132,004	842	1.28%
Time deposits	220,716	4,024	3.68%	219,486	4,356	3.99%

Total interest bearing deposits	776,437	6,530	1.70%	749,207	7,014	1.89%

Other borrowed funds
Financing leases	2,967	34	2.31%	2,967	40	2.71%
Other borrowings	9,156	176	3.88%	9,751	186	3.84%
Capital Notes	9,771	163	3.36%	10,044	163	3.26%
Total interest-bearing liabilities	798,331	6,903	1.74%	771,969	7,403	1.93%

Non-interest bearing deposits	144,804			141,945
Other liabilities	10,521			8,482

Total liabilities	953,656			922,396

Stockholders' equity	66,526			60,045

Total liabilities and
Stockholders equity	$ 1,020,182			$ 982,441

Net interest earnings		$ 15,980			$ 14,051

Net interest margin			3.34%			3.02%

Interest spread			3.04%			2.68%

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

There have been no significant changes during the quarter ended June 30, 2025, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)Not applicable.

(b)Not applicable.

(c)Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2025
31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2025
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, dated August 13, 2025
101

The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2025 and December 31, 2024; (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2025 and 2024; (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2025 and 2024; (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three and six months ended June 30, 2025 and 2024; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.
Date: August 13, 2025	By /S/ Robert R. Chapman III Robert R. Chapman III, President (Principal Executive Officer)
Date: August 13, 2025	By /S/ J. Todd Scruggs J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)