Form 10-Q
period 2025-09-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2025-11-14
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-Q

______________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,543,338 shares of Common Stock, par value $2.14 per share, were outstanding at November 13, 2025.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2025 unaudited)

Assets	September 30, 2025	December 31, 2024

Cash and due from banks	$ 28,450	$ 23,287
Federal funds sold	57,001	50,022
Total cash and cash equivalents	85,451	73,309

Securities held-to-maturity, at amortized cost (fair value of $3,308 as of September 30, 2025 and $3,170 as of December 31, 2024) net of allowance for credit losses of $0 as of September 30, 2025 and December 31, 2024	3,594	3,606
Securities available-for-sale, at fair value	202,506	187,916
Restricted stock, at cost	1,828	1,821
Loans, net of allowance for credit losses of $6,298 as of September 30, 2025 and $7,044 as of December 31, 2024	653,288	636,552
Loans held for sale	3,766	3,616
Premises and equipment, net	18,834	19,313
Interest receivable	3,001	3,065
Cash value - bank owned life insurance	23,480	22,907
Customer relationship intangible	6,305	6,725
Goodwill	2,054	2,054
Other assets	16,018	18,360
Total assets	$ 1,020,125	$ 979,244

Liabilities and Stockholders' Equity

Deposits
Noninterest bearing demand	$ 132,848	$ 129,692
NOW, money market and savings	548,110	522,208
Time	238,838	230,504
Total deposits	919,796	882,404

Capital notes, net	-	10,048
Other borrowings	8,836	9,300
Interest payable	1,292	722
Other liabilities	13,229	11,905
Total liabilities	$ 943,153	$ 914,379

Stockholders' equity
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,543,338 as of September 30, 2025 and December 31, 2024	9,723	9,723
Additional paid-in-capital	35,253	35,253
Accumulated other comprehensive loss	(15,743)	(22,915)
Retained earnings	47,739	42,804
Total stockholders' equity	$ 76,972	$ 64,865

Total liabilities and stockholders' equity	$ 1,020,125	$ 979,244

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Interest Income	2025	2024	2025	2024
Loans	$ 9,492	$ 9,004	$ 27,739	$ 25,375
Securities
US Government and agency obligations	540	369	1,542	1,068
Mortgage backed securities	386	442	1,150	1,974
Municipals	395	316	1,078	927
Dividends	15	12	63	59
Corporates	136	136	407	407
Interest bearing deposits	150	303	400	628
Federal Funds sold	657	981	2,264	2,569
Total interest income	11,771	11,563	34,643	33,007

Interest Expense
Deposits
NOW, money market and savings	1,273	1,487	3,779	4,145
Time Deposits	2,114	2,375	6,138	6,731
Finance leases	16	18	50	58
Capital notes	-	92	163	278
Other borrowings	68	82	244	245
Total interest expense	3,471	4,054	10,374	11,457

Net interest income	8,300	7,509	24,269	21,550

Provison for (recovery of) credit losses	91	92	(301)	(584)

Net interest income after provision for (recovery of) credit losses	8,209	7,417	24,570	22,134

Noninterest income
Gains on sale of loans held for sale	1,242	1,326	3,668	3,526
Service charges, fees and commissions	1,046	991	3,002	2,930
Wealth management fees	1,362	1,244	3,917	3,583
Life insurance income	195	189	573	531
Other	297	31	340	669
Gain on sales of available-for-sale securities, net	27	42	27	82

Total noninterest income	4,169	3,823	11,527	11,321

Noninterest expenses
Salaries and employee benefits	5,516	4,920	15,650	14,256
Occupancy	523	514	1,590	1,493
Equipment	697	640	2,021	1,879
Supplies	153	131	463	397
Professional and other outside expense	725	688	3,194	2,125
Data processing	381	794	1,984	2,352
Marketing	249	220	684	481
Credit expense	216	190	665	612
FDIC insurance expense	132	94	394	329
Amortization of intangibles	140	140	420	420
Other	428	445	1,376	1,258
Total noninterest expenses	9,160	8,776	28,441	25,602

Income before income taxes	3,218	2,464	7,656	7,853

See accompanying notes to these consolidated financial statements

Income tax expense	466	474	1,357	1,527

Net Income	$ 2,752	$ 1,990	$ 6,299	$ 6,326

Weighted average shares outstanding - basic and diluted	4,543,338	4,543,338	4,543,338	4,543,338

Net income per common share - basic and diluted	$ 0.61	$ 0.44	$ 1.39	$ 1.39

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollar amounts in thousands) (unaudited)

	For the Three Months		For the Nine Months Ended
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Net Income	$ 2,752	$ 1,990	$ 6,299	$ 6,326
Other comprehensive income:
Unrealized gain on securities available-for-sale, net	3,837	7,120	9,105	4,934
Tax effect	(806)	(1,496)	(1,912)	(1,036)
Reclassification adjustment for gains included in net income	(28)	(42)	(28)	(82)
Tax effect	7	9	7	17
Other comprehensive income, net of tax	3,010	5,591	7,172	3,833

Comprehensive income	$ 5,762	$ 7,581	$ 13,471	$ 10,159

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollar amounts in thousands) (unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net Income	$ 6,299	$ 6,326

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	993	972
Net amortization and accretion of premiums and discounts on securities	187	506
Amortization of debt issuance costs	2	4
Gain on sales of available-for-sale securities, net	(27)	(82)
Gain on sale of equipment	(28)	-
Gain on sales of loans held for sale	(3,668)	(3,526)
Proceeds from sales of loans held for sale	150,446	146,880
Origination of loans held for sale	(146,928)	(145,335)
Recovery of provision for credit losses	(301)	(584)
Amortization of intangibles	420	420
Bank owned life insurance income	(573)	(531)
Decrease in interest receivable	64	138
Decrease (increase) in other assets	786	(134)
Increase in interest payable	570	278
Increase in other liabilities	1,444	1,291

Net cash provided by operating activities	$ 9,686	$ 6,623

Cash flows from investing activities
Purchases of securities available-for-sale	$ (29,411)	$ (15,122)
Proceeds from maturities, calls and paydowns of securities available-for-sale	19,524	13,305
Proceeds from sales of securities available-for-sale	4,227	30,298
Purchases of bank owned life insurance	-	(599)
Purchases of restricted stock	(7)	(280)
Origination of loans, net of principal collected	(16,218)	(24,697)
Purchases of premises and equipment	(532)	(2,209)
Proceeds from sales of equipment	46	-
Purchase of SBIC fund	(350)	-

Net cash provided by (used in) investing activities	$ (22,721)	$ 696

Cash flows from financing activities
Net increase in deposits	$ 37,392	$ 29,151
Principal payments on finance lease obligations	(337)	(291)
Repayment of capital notes	(10,050)	-
Repayment of other borrowings	(464)	(446)
Dividends paid to common stockholders	(1,364)	(1,364)

Net cash provided by financing activities	$ 25,177	$ 27,050

Increase in cash and cash equivalents	12,142	34,369

Cash and cash equivalents at beginning of period	$ 73,309	$ 74,838

Cash and cash equivalents at end of period	$ 85,451	$ 109,207

Supplemental schedule of noncash investing and financing activities
Noncash transactions
Unrealized gains on securities available-for-sale	$ 9,077	$ 4,852

Supplemental disclosures of cash flow information
Cash transactions
Cash paid for interest	$ 9,804	$ 11,179
Cash paid for income taxes	1,040	1,300

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2025 and 2024

(dollars in thousands, except per share amounts) (unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	(Loss)	Total

Balance at December 31, 2023	4,543,338	$ 9,723	$ 35,253	$ 36,678	$ (21,615)	$ 60,039

Net Income	-	-	-	2,188	-	2,188

Dividends paid on common stock ($0.10 per share)	-	-	-	(453)	-	(453)

Other comprehensive loss	-	-	-	-	(1,336)	(1,336)

Balance at March 31, 2024	4,543,338	$ 9,723	$ 35,253	$ 38,413	$ (22,951)	$ 60,438

Net Income	-	-	-	2,148	-	2,148

Dividends paid on common stock ($0.10 per share)	-	-	-	(457)	-	(457)

Repurchase of common stock

Other comprehensive loss	-	-	-	-	(422)	(422)

Balance at June 30, 2024	4,543,338	$ 9,723	$ 35,253	$ 40,104	$ (23,373)	$ 61,707

Net Income	-			1,990		1,990

Dividends paid on common stock ($0.10 per share)	-			(454)		(454)

Other comprehensive income	-				5,591	5,591

Balance at September 30, 2024	4,543,338	$ 9,723	$ 35,253	$ 41,640	$ (17,782)	$ 68,834

Balance at December 31, 2024	4,543,338	$ 9,723	$ 35,253	$ 42,804	$ (22,915)	$ 64,865

Net Income	-	-	-	842	-	842

Dividends paid on common stock ($0.10 per share)	-	-	-	(455)	-	(455)

Other comprehensive income	-	-	-	-	3,096	3,096

Balance at March 31, 2025	4,543,338	$ 9,723	$ 35,253	$ 43,191	$ (19,819)	$ 68,348

Net Income	-	-	-	2,705	-	2,705

Dividends paid on common stock ($0.10 per share)	-	-	-	(454)	-	(454)

Other comprehensive income	-	-	-	-	1,066	1,066

Balance at June 30, 2025	4,543,338	$ 9,723	$ 35,253	$ 45,442	$ (18,753)	$ 71,665

Net Income	-	-	-	2,752	-	2,752

Dividends paid on common stock ($0.10 per share)	-	-	-	(455)	-	(455)

Other comprehensive income	-	-	-	-	3,010	3,010

Balance at September 30, 2025	4,543,338	$ 9,723	$ 35,253	$ 47,739	$ (15,743)	$ 76,972

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

The unaudited consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. In management’s opinion, the accompanying financial statements, which unless otherwise noted are unaudited, reflect all adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial information as of September 30, 2025 and December 31, 2024, and for the three and nine months ended September 30, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Additional information concerning the organization and business of Financial, accounting policies followed, and other related information is contained in Financial’s Annual Report on Form 10-K for the year ended December 31, 2024. These financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes for the year ended December 31, 2024 included in Financial’s Annual Report on Form 10-K. Results for the three and nine-month periods ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

In connection with the acquisition of Pettyjohn, Wood & White, Inc. (“PWW”), the Company’s wholly-owned investment advisory subsidiary, the Company recorded an intangible asset for customer relationships in the amount of $8,406,000. The Company is using straight-line amortization over a period of 15 years, resulting in annual amortization of approximately $560,000. As of September 30, 2025 and December 31, 2024, the intangible asset, net of amortization, was $6,305,000 and $6,725,000, respectively.

Note 2 – Significant Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for credit losses on loans (“ACL”).

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

Note 3 – Earnings Per Common Share (EPS)

The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands except per share data):

	Three Months Ended		Nine Months Ended
	Sept 30,		Sept 30,
	2025	2024	2025	2024

Net income	$ 2,752	$ 1,990	$ 6,299	$ 6,326

Weighted average number of shares outstanding - basic and diluted	4,543,338	4,543,338	4,543,338	4,543,338

Earnings per common share - basic and diluted	$ 0.61	$ 0.44	$ 1.39	$ 1.39

There were no potentially dilutive shares outstanding as of September 30, 2025 and 2024. Consequently, the weighted average shares and weighted average diluted shares were identical.

Note 4 – Debt

Capital Notes

On April 13, 2020, the Company commenced a private placement of unregistered, unsecured subordinated notes (the “2020 Offering”). Between April 13, 2020 and July 8, 2020, the Company issued an aggregate principal amount of $10,050,000 of 3.25% fixed-rate notes (the “2020 Notes”). Interest was payable quarterly in arrears.

The 2020 Notes matured and were payable in full on June 30, 2025. On the maturity date, the Company repaid the entire $10,050,000 principal plus accrued interest of approximately $82,000. The $10,050,000 cash outflow is presented in the financing activities section of the Consolidated Statement of Cash Flows.

As of September 30, 2025, there was no remaining balance outstanding under the 2020 Notes. At December 31, 2024, the balance of the 2020 Notes was $10,050,000, presented net of unamortized issuance costs on the Consolidated Balance Sheet.

Other Long Term Debt

On December 29, 2021, Financial borrowed $11,000,000 from National Bank of Blacksburg (“NBB”) pursuant to a secured promissory note (the “NBB Note”). Prior to the modifications described below, the NBB Note bore interest at a rate of 4.00% and was being amortized over a fifteen-year period, with a balloon payment of approximately $9,375,000 due on December 31, 2024. The note is secured by a first-priority lien on approximately 4.95% of the Bank’s common stock. A portion of the proceeds was used to purchase 100% of the capital stock of PWW, the Company’s wholly-owned investment advisory subsidiary.

On June 30, 2022, NBB agreed to modify the terms of the NBB Note, effective July 1, 2022. Pursuant to that modification, the balloon payment date was extended to December 31, 2026, from December 31, 2024, and the interest rate was reduced to 3.90% from 4.00%.

On August 18, 2025, the Company entered into a Second Note Modification Agreement and Allonge (the “Second Allonge”) with NBB, effective September 1, 2025. Under the Second Allonge, the maturity date of the NBB Note was extended to August 31, 2030, the interest rate was increased to 5.65% per annum (from 3.90%), and the repayment terms were re-amortized to require 60 equal monthly installments of principal and interest of approximately $61,800, beginning September 30, 2025, with a final balloon payment of approximately $7,410,000 due at maturity. The Second Allonge also provides the Company with an option, upon any prepayment of principal of $1,000,000 or more, to request a one-time recast of the amortization schedule over the remaining term of the loan without altering the maturity date or interest rate.

Note 4 – Debt (continued)

As of September 30, 2025, the outstanding principal balance on the NBB Note was approximately $8.8 million. The note remains secured by a first-priority lien on approximately 4.95% of the Bank’s common stock.

Management evaluated the Second Allonge in accordance with the applicable guidance and determined that the changes represent a modification rather than an extinguishment of the existing debt. Accordingly, the carrying amount of the NBB Note continues to be presented on the Consolidated Balance Sheets under “other borrowings,” net of unamortized issuance costs.

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

The below tables summarize the Company’s financial assets that were measured at fair value on a recurring basis during the period presented.

		Carrying Value at September 30, 2025
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
(dollars in thousands)	September 30,	Identical Assets	Inputs	Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
U.S. agency obligations	$ 76,200	$ -	$ 76,200	$ -
Mortgage-backed securities	58,309	-	58,309	-
Municipals	53,145	-	53,145	-
Corporates	14,852	-	14,852	-

Total available-for-sale securities	$ 202,506	$ -	$ 202,506	$ -
IRLCs - asset	136	-	-	136
Total assets at fair value	$ 202,642	$ -	$ 202,506	$ 136

		Carrying Value at December 31, 2024
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
(dollars in thousands)	December 31,	Identical Assets	Inputs	Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
U.S. agency obligations	$ 73,060	$ -	$ 73,060	$ -
Mortgage-backed securities	58,973	-	58,973	-
Municipals	41,561	-	41,561	-
Corporates	14,322	-	14,322	-

Total available-for-sale securities	$ 187,916	$ -	$ 187,916	$ -
IRLCs - asset	42	-	-	42
Total assets at fair value	$ 187,958	$ -	$ 187,916	$ 42

Note 5 – Fair Value Measurements (continued)

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value:

Quantitative information about Level 3 Fair Value Measurements for September 30, 2025
(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range
Assets
IRLCs – asset	$136	Market approach	Range of pull through rate	70% - 100% (85%)

(1) Weighted based on the relative value of the instruments

Quantitative information about Level 3 Fair Value Measurements for December 31, 2024
(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
Assets
IRLCs - asset	$42	Market approach	Range of pull through rate	70% - 100% (85%)

There were no transfers of financial assets between hierarchy levels during the three and nine month period ending September 30, 2025.

Fair Value on a Non-recurring Basis

Collateral Dependent Loans with an ACL

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

A loan is considered collateral dependent when, based on management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In these cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The Company reevaluates the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting such loans is evaluated by appraisal services using methodologies consistent with the Uniform Standards of Professional Appraisal Practice. Based the review of management, no nonrecurring fair value adjustments were needed on collateral dependent loans at September 30, 2025 or December 31, 2024.

Loans Held for Sale

Loans held for sale are carried at cost, which approximates estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on prices currently offered by secondary markets for similar loans using observable market data, which is not materially different from cost due to the short duration between origination and sale (Level 2). As such, the Company records fair value adjustments on a nonrecurring basis. At September 31, 2025 and December 31, 2024 the Company held $3,766 and $3,616 at fair value, respectively. No nonrecurring fair value adjustments were recorded on loans held for sale at September 30, 2025 or December 31, 2024. Gains and losses on the sale of loans are recorded within “Gain on sales of loans held for sale” on the Consolidated Statements of Income.

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

The estimated fair values, and related carrying or notional amounts, of Financial’s financial instruments and their placement in the fair value hierarchy at September 30, 2025, and December 31, 2024, were as follows (dollars in thousands):

		Fair Value Measurements at September 30, 2025 using
	Carrying
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$ 28,450	$ 28,450	$ -	$ -	$ 28,450
Federal funds sold	57,001	57,001	-	-	57,001
Securities
Available-for-sale	202,506	-	202,506	-	202,506
Held-to-maturity, net	3,594	-	3,308	-	3,308
Restricted stock	1,828	-	1,828	-	1,828
Loans, net (1)	653,288	-	-	640,567	640,567
Loans held for sale	3,766	-	3,766	-	3,766
Interest receivable	3,001	-	3,001	-	3,001
BOLI	23,480	-	23,480	-	23,480
Derivatives - IRLCs	136	-	-	-	136

Liabilities
Checking, money market, savings and NOW	$ 680,958	$ -	$ 680,958	$ -	$ 680,958
Time deposits	238,838	-	238,884	-	238,884
Other borrowings	8,836	-	8,437	-	8,437
Interest payable	1,292	-	1,292	-	1,292

Note 5 – Fair Value Measurements (continued)

		Fair Value Measurements at December 31, 2024 using
	Carrying
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$ 23,287	$ 23,827	$ -	$ -	$ 23,827
Federal funds sold	50,022	50,022	-	-	50,022
Securities					-
Available-for-sale	187,916	-	187,916	-	187,916
Held-to-maturity	3,606	-	3,170	-	3,170
Restricted stock	1,821	-	1,821	-	1,821
Loans, net (1)	636,552	-	-	613,984	613,984
Loans held for sale	3,616	-	3,616	-	3,616
Interest receivable	3,065	-	3,065	-	3,065
Cash value - bank owned life insurance	22,907	-	22,907	-	22,907
Derivatives - IRLCs	42	-	-	42	42

Liabilities
Checking, money market, savings and NOW	$ 651,895	$ -	$ 651,895	$ -	$ 651,895
Time deposits	230,509		230,027		$ 230,027
Capital notes	10,048	-	9,836	-	9,836
Other borrowings	9,300	-	8,929	-	8,929
Interest payable	722	-	722	-	722

(1) Carrying amount is net of unearned income and the ACL.

Note 6 – Securities

The following tables summarize the Bank’s holdings for securities held-to-maturity and available-for-sale as of September 30, 2025 and December 31, 2024 (dollars in thousands) are summarized below:

		September 30, 2025
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
U.S. agency obligations	$ 3,594	$ -	$ (286)	$ 3,308

Available-for-sale
U.S. agency obligations	$ 80,044	$ 475	$ (4,319)	$ 76,200
Mortgage-backed securities	65,558	69	(7,318)	58,309
Municipals	61,331	192	(8,378)	53,145
Corporates	15,501	2	(651)	14,852
	$ 222,434	$ 738	$ (20,666)	$ 202,506

		December 31, 2024
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
U.S. agency obligations	$ 3,606	$ -	$ (436)	$ 3,170

Available-for-sale
U.S. agency obligations	$ 79,976	$ -	$ (6,916)	$ 73,060
Mortgage-backed securities	69,312	9	(10,348)	58,973
Municipals	52,123	-	(10,562)	41,561
Corporates	15,510	-	(1,188)	14,322
	$ 216,921	$ 9	$ (29,014)	$ 187,916

Note 6 – Securities (continued)

The following tables summarize the fair value of securities available-for-sale as of September 30, 2025 and as of December 31, 2024 and the corresponding amounts of unrealized losses. Management uses the valuation as of month-end in determining when securities are in an unrealized loss position (dollars in thousands):

September 30, 2025	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-sale
U.S. agency obligations	$2,047	$47	$49,495	$4,272	$51,542	$4,319
Mortgage-backed securities	-	-	54,238	7,318	54,238	7,318
Municipals	560	3	41,788	8,375	42,348	8,378
Corporates	-	-	13,849	651	13,849	651

	$2,607	$50	$159,370	$20,616	$161,977	$20,666

December 31, 2024	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. agency obligations	$11,455	$324	$61,606	$6,592	$73,060	$6,916
Mortgage-backed securities	4,026	176	54,207	10,172	58,233	10,348
Municipals	1,847	31	39,714	10,531	41,561	10,562
Corporates	7,392	608	6,930	580	14,322	1,188

	$24,720	$1,139	$162,457	$27,875	$187,176	$29,014

As of September 30, 2025, the Company owned 109 securities that were in an unrealized loss position. Of these securities, 27 were S&P rated AAA, 71 were rated AA, 4 were rated A, 2 were rated BBB, and 5 were non-rated. As of September 30, 2025, 53 of these securities were municipal issues, 44 were backed directly or indirectly by the U.S. government, and 10 were issues of publicly traded domestic corporations, and 2 were issues of non-public financial institutions. The Company monitors its municipal and corporate securities by periodically reviewing the issuer’s cash flow and revenue streams, as well as other economic factors that could affect the issuer’s ability to service and/or repay the debt.

The Company has evaluated available-for-sale securities in an unrealized loss position for credit-related impairment at September 30, 2025, and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality; (2) unrealized losses are primarily the result of market volatility and increases in market interest rates; (3) the contractual terms of the investments do not permit the issuers to settle the securities at a price less than the par value of each investment; (4) issuers continue to make timely principal and interest payments; and (5) the Company does not intend to sell any of the investments before recovery of its amortized cost basis, nor is it likely that management will be required to sell the securities. As such, there was no allowance for credit losses on available-for-sale securities at September 30, 2025.

The Company’s held-to-maturity portfolio is covered by the explicit or implied guarantee of the United States government or one of its agencies and is rated investment grade or higher. As a result, the Company did not have an allowance for credit losses on held-to-maturity securities as of September 30, 2025 or December 31, 2024.

All held-to-maturity and available-for-sale securities were current, with no securities past due or on nonaccrual as of September 30, 2025 and December 31, 2024. Sales of available-for-sale securities totaled $4,227,000 during the three and nine months ended September 30, 2025. Sales of available-for-sale securities totaled $8,754,000 and $30,298,000 during the three and nine months ended September 30, 2024.

Note 6 – Securities (continued)

As of September 30, 2025 and December 31, 2024, the Company had approximately (market values):

•$51,116,000 and $44,865,000 , respectively, of available-for-sale securities pledged as collateral for public deposits;

•$34,000,000 and $37,000,000 of our available-for-sale securities as collateral with correspondent banks, including the FHLBA, for collateralized lines of credit; and

•$25,000,000 and $29,000,000 of our available-for-sale securities as collateral for advances at the Federal Reserve Bank’s discount window.

The amortized costs and fair values of securities at September 30, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment Portfolio in Maturities (in thousands)	September 30, 2025
	Amortized
	Costs	Fair Value
Held-to-maturity:
Due in one year or less	$ -	$ -
Due after one year through five years	399	387
Due after five years through ten years	2,018	1,896
Due after ten years	1,177	1,025
Total securities Held-to-maturity	$ 3,594	$ 3,308

	Amortized
	Costs	Fair Value
Available-for-sale:
Due in one year or less	$ 2,500	$ 2,485
Due after one year through five years	57,997	55,389
Due after five years through ten years	63,019	58,579
Due after ten years	98,918	86,053
Total securities Available-for-sale	$ 222,434	$ 202,506

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

Significant Expense Categories. Significant segment expenses reviewed regularly by the CODM and included in segment profit measures are separately presented. For the three and nine months ended September 30, 2025 and 2024, these significant approximate expenses included:

•Community Banking: Salaries and employee benefits ($4.16 million and $11.92 million for the three and nine months ended September 30, 2025; and $3.66 million and $10.81 million for the three and nine months ended September 30, 2024); data processing ($381 thousand and $1.98 million in 2025; and $794 thousand and $2.35 million in 2024); professional and other outside expenses ($689 thousand and $3.059 million in 2025; and $645thousand and $1.98 million in 2024); equipment ($664 thousand and $1.94 million in 2025; and $618 thousand and $1.80 million in 2024); and occupancy ($447 thousand and $1.48 million in 2025; and $446 thousand and $1.40 million in 2024).

•Mortgage Banking: Salaries and employee benefits ($919 thousand and $2.44 million in 2025; and $835 thousand and $2.16 million in 2024); credit-related expenses ($158 thousand and $509 thousand in 2025; and $152 thousand and $457 thousand in 2024); and occupancy costs ($39 thousand and $98 thousand in 2025; and $25 thousand and $86 thousand in 2024).

•Investment Advisory: Salaries and employee benefits ($432 thousand and $1.29 million in 2025; and $427 thousand and $1.29 million in 2024); and amortization of intangible assets ($140 thousand and $420 thousand in both 2025 and 2024).

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

Supplemental Segment Data

Supplemental data regularly reviewed by the CODM includes total loans held for investment, total deposits, and assets under management (AUM), as these metrics provide additional insights into segment performance:

•Community Banking: Total loans held for investment, net of allowance, were $653.3 million at September 30, 2025, compared to $636.6 million at December 31, 2024, and $627.1 million at September 30, 2024. Deposits totaled $922.1 million at September 30, 2025, $882.4 million at December 31, 2024, and $909.5 million at September 30, 2024.

•Investment Advisory: Assets under management (AUM) were $984.7 million at September 30, 2025, compared to $854.0 million at December 31, 2024, and $842.8 million at September 30, 2024.

Note 7 – Business Segments (continued)

	Business Segments as of the Three Months Ended
	September 30, 2025
Dollars in Thousands	Community Banking	Mortgage Banking	Investment Advisory	Holding Company	Eliminations (1)	Consolidated

Interest income	$ 11,771	$ -	$ -	$ -	$ -	$ 11,771
Interest expense	3,437	-	-	68	(34)	3,471
Net interest income	8,334	-	-	(68)	34	8,300
Gains on sales of loans	-	1,242	-	-	-	1,242
Wealth management fees	-	-	1,362	-	-	1,362
Other noninterest income	1,594	-	-	2,835	(2,864)	1,565
Net revenue	9,928	1,242	1,362	2,767	(2,830)	12,469

Less:
Provision for credit losses	91	-	-	-	-	91

Noninterest expense:
Salaries and employee benefits	4,164	919	432	-	1	5,516
Occupancy	447	39	33	-	4	523
Equipment	664	19	14	-	-	697
Supplies	139	6	8	-	-	153
Professional and other outside expenses	689	-	13	23	-	725
Data processing	381	-	-	-	-	381
Marketing	228	3	1	17	-	249
Credit expense	58	158	-	-	-	216
FDIC insurance expense	132	-	-	-	-	132
Amortization of intangibles	-	-	140	-	-	140
Other	448	(51)	31	-	-	428
Total noninterest expense	7,350	1,093	672	40	5	9,160

Segment income before income taxes	2,487	149	690	2,727	(2,835)	3,218
Allocated income tax expense (benefit)	349	32	110	(25)	-	466
Segment net income	$ 2,138	$ 117	$ 580	$ 2,752	$ (2,835)	$ 2,752
Segment assets at September 30, 2025	$ 1,007,040	$ 3,992	$ 10,331	$ 102,021	$ (103,259)	$ 1,020,125

Supplemental Data at September 30, 2025:
Total loans held for investment, net	$ 653,288	$ -	$ -	$ -	$ -	$ 653,288
Total deposits	922,113	-	-	-	(2,317)	919,796
Assets under management	-	-	984,747	-	-	984,747

(1)Primarily intercompany service fees and dividends eliminated in consolidation.

Note 7 – Business Segments (continued)

Segment financial information, including significant expense categories and supplemental metrics, is presented in the tables below, along with reconciliations to consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands).

	Business Segments as of the Three Months Ended
	September 30, 2024
Dollars in Thousands	Community Banking	Mortgage Banking	Investment Advisory	Holding Company	Eliminations (1)	Consolidated

Interest income	$ 11,563	$ -	$ -	$ -	$ -	$ 11,563
Interest expense	3,920	-	-	174	(40)	4,054
Net interest income	7,643	-	-	(174)	40	7,509
Gains on sales of loans	-	1,326	-	-	-	1,326
Wealth management fees	-	-	1,244	-	-	1,244
Other noninterest income	1,277	-	-	2,155	(2,179)	1,253
Net revenue	8,920	1,326	1,244	1,981	(2,139)	11,332

Less:
Provision for credit losses	92	-	-	-	-	92

Noninterest expense:
Salaries and employee benefits	3,658	835	427	-	-	4,920
Occupancy	446	25	27	-	16	514
Equipment	618	12	10	-	-	640
Supplies	116	5	10	-	-	131
Professional and other outside expenses	645	-	22	21	-	688
Data processing	794	-	-	-	-	794
Marketing	202	2	4	12	-	220
Credit expense	38	152	-	-	-	190
FDIC insurance expense	94	-	-	-	-	94
Amortization of intangibles	-	-	140	-	-	140
Other	419	1	24	1	-	445
Total noninterest expense	7,030	1,032	664	34	16	8,776

Segment income before income taxes	1,798	294	580	1,947	(2,155)	2,464
Allocated income tax expense (benefit)	334	62	122	(44)	-	474
Segment net income	$ 1,464	$ 232	$ 458	$ 1,991	(2,155)	$ 1,990
Segment assets at September 30, 2024	$ 992,773	$ 5,280	$ 10,943	$ 106,281	(107,214)	$ 1,008,063

Supplemental Data at September 30, 2024:
Total loans held for investment, net	$ 627,112	$ -	$ -	$ -	$ -	$ 627,112
Total deposits	909,460	-	-	-	(2,566)	906,894
Assets under management	-	-	842,775	-	-	842,775

(1)Primarily intercompany service fees and dividends eliminated in consolidation.

Note 7 – Business Segments (continued)

	Business Segments as of the Nine Months Ended
	September 30, 2025
Dollars in Thousands	Community Banking	Mortgage Banking	Investment Advisory	Holding Company	Eliminations (1)	Consolidated

Interest income	$ 34,643	$ -	$ -	$ -	$ -	$ 34,643
Interest expense	9,917	-	-	407	50	10,374
Net interest income	24,726	-	-	(407)	(50)	24,269
Gains on sales of loans	-	3,668	-	-	-	3,668
Wealth management fees	-	-	3,917	-	-	3,917
Other noninterest income	4,032	-	-	6,672	(6,762)	3,942
Net revenue	28,758	3,668	3,917	6,265	(6,812)	35,796

Less:
Recovery of credit losses	(301)	-	-	-	-	(301)

Noninterest expense:
Salaries and employee benefits	11,915	2,444	1,291	-	-	15,650
Occupancy	1,484	98	98	-	(90)	1,590
Equipment	1,941	47	33	-	-	2,021
Supplies	422	15	26	-	-	463
Professional and other outside expenses	3,059	-	74	61	-	3,194
Data processing	1,984	-	-	-	-	1,984
Marketing	630	5	11	38	-	684
Credit expense	156	509	-	-	-	665
FDIC insurance expense	394	-	-	-	-	394
Amortization of intangibles	-	-	420	-	-	420
Other	1,257	31	87	1	-	1,376
Total noninterest expense	23,242	3,149	2,040	100	(90)	28,441

Segment income before income taxes	5,766	519	1,878	6,165	(6,672)	7,656
Allocated income tax expense	949	110	431	(133)	-	1,357
Segment net income	$ 4,817	$ 409	$ 1,447	$ 6,298	$ (6,672)	$ 6,299
Segment assets at September 30, 2025	$ 1,007,040	$ 3,992	$ 10,331	$ 102,021	$ (103,259)	$ 1,020,125

Supplemental Data at September 30, 2025:
Total loans held for investment, net	$ 653,288	$ -	$ -	$ -	$ -	$ 653,288
Total deposits	922,113	-	-	-	(2,317)	919,796
Assets under management	-	-	984,747	-	-	984,747

(1)Primarily intercompany service fees and dividends eliminated in consolidation.

Note 7 – Business Segments (continued)

	Business Segments as of the Nine Months Ended
	September 30, 2024
Dollars in Thousands	Community Banking	Mortgage Banking	Investment Advisory	Holding Company	Eliminations (1)	Consolidated

Interest income	$ 33,007	$ -	$ -	$ -	$ -	$ 33,007
Interest expense	10,934	-	-	523	-	11,457
Net interest income	22,073	-	-	(523)	-	21,550
Gains on sales of loans	-	3,526	-	-	-	3,526
Wealth management fees	-	-	3,583	-	-	3,583
Other noninterest income	4,274	-	-	6,715	(6,777)	4,212
Net revenue	26,347	3,526	3,583	6,192	(6,777)	29,288

Less:
Recovery of credit losses	(584)	-	-	-	-	(584)

Noninterest expense:
Salaries and employee benefits	10,808	2,163	1,285	-	-	14,256
Occupancy	1,400	86	79	-	(72)	1,493
Equipment	1,804	44	31	-	-	1,879
Supplies	355	15	27	-	-	397
Professional and other outside expenses	1,980	-	71	74	-	2,125
Data processing	2,352	-	-	-	-	2,352
Marketing	577	2	10	(108)	-	481
Credit expense	155	457	-	-	-	612
FDIC insurance expense	329	-	-	-	-	329
Amortization of intangibles	-	-	420	-	-	420
Other	1,160	18	79	1	-	1,258
Total noninterest expense	20,920	2,785	2,002	(33)	(72)	25,602

Segment income before income taxes	6,011	741	1,581	6,225	(6,705)	7,853
Allocated income tax expense (benefit)	1,140	156	332	(101)		1,527
Segment net income	$ 4,871	$ 585	$ 1,249	$ 6,326	$ (6,705)	$ 6,326
Segment assets at September 30, 2024	$ 992,773	$ 5,280	$ 10,943	$ 106,281	(107,214)	$ 1,008,063

Supplemental Data at September 30, 2024:
Total loans held for investment, net	$ 627,112	$ -	$ -	$ -	$ -	$ 627,112
Total deposits	909,460	-	-	-	(2,566)	906,894
Assets under management	-	-	842,775	-	-	842,775

(1)Primarily intercompany service fees and dividends eliminated in consolidation.

Note 8 – Loans and allowance for credit losses

The Company’s primary portfolio segments align with the methodology applied in estimating the allowance for credit losses and are reflected in the disclosures as of and for the periods indicated, as set forth below. Management has determined that the classifications presented below are appropriate for identifying and managing risk within the loan portfolio.

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

Note 8 – Loans and allowance for credit losses (continued)

A summary of loans, net of deferred costs of $598,000 and $817,000 as of September 30, 2025 and December 31, 2024, respectively, is as follows (dollars in thousands):

	As of	As of
	September 30, 2025	December 31, 2024
Commercial	$ 61,987	$ 66,418
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	149,824	140,443
Commercial Mortgages-Non-Owner Occupied	215,798	195,089
Commercial Construction/Land	14,364	23,883
Consumer:
Consumer Open-End	59,675	50,041
Consumer Closed-End	25,753	28,269
Residential:
Residential Mortgages	105,666	113,303
Residential Consumer Construction/Land	26,519	26,150

Total loans	$ 659,586	$ 643,596

Less: allowance for credit losses	6,298	7,044

Net loans	$ 653,288	$ 636,552

The following table presents the amortized cost basis of collateral dependent loans by loan segment:

Collateral Dependent Loans	September 30, 2025
(dollars in thousands)	Business/Other Assets	Real Estate
Commercial	$ 3,925	$ -
Commercial Real Estate	-	7,028
Consumer	-	570
Residential	-	1,592
Total	$ 3,925	$ 9,190

Collateral Dependent Loans	December 31, 2024
(dollars in thousands)	Business/Other Assets	Real Estate
Commercial	$ 3,315	$ -
Commercial Real Estate	-	7,350
Consumer	-	592
Residential	-	1,369
Total	$ 3,315	$ 9,311

Note 8 – Loans and allowance for credit losses (continued)

The following tables present the activity in the allowance for credit losses for the three and nine-month periods ended and the distribution of the allowance by segment as of September 30, 2025, and 2024 (dollars in thousands).

	Allowance for Credit Losses and Recorded Investment in Loans
	As of and For the Three Months Ended September 30, 2025

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:

Beginning Balance, June 30, 2025	$ 747	$ 3,047	$ 799	$ 1,715	$ 6,308
Charge-Offs	-	-	(23)	-	(23)
Recoveries	1	-	2	-	3
Provision for (recovery of) credit losses	(93)	129	59	(85)	10
Ending Balance, September 30, 2025	$ 655	$ 3,176	$ 837	$ 1,630	$ 6,298

	Allowance for Credit Losses and Recorded Investment in Loans
	As of and For the Nine Months Ended September 30, 2025

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:

Beginning Balance, December 31, 2024	$ 686	$ 3,719	$ 842	$ 1,797	$ 7,044
Charge-Offs	-	-	(235)	(9)	(244)
Recoveries	6	1	9	-	16
Provision for (recovery of) credit losses	(37)	(544)	221	(158)	(518)
Ending Balance, September 30, 2025	$ 655	$ 3,176	$ 837	$ 1,630	$ 6,298

Note 8 – Loans and allowance for credit losses (continued)

	Allowance for Credit Losses and Recorded Investment in Loans
	As of and For the Three Months Ended September 30, 2024

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:

Beginning Balance, June 30, 2024	$ 606	$ 3,748	$ 897	$ 1,700	$ 6,951
Charge-Offs	-	-	-	-	-
Recoveries	1	2	18	-	21
Provision for (recovery of) credit losses	(118)	165	(17)	76	106
Ending Balance, September 30, 2024	$ 489	$ 3,915	$ 898	$ 1,776	$ 7,078

	Allowance for Credit Losses and Recorded Investment in Loans
	As of and For the Nine Months Ended September 30, 2024

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total

Allowance for Credit Losses:

Beginning Balance, December 31, 2023	$ 514	$ 3,985	$ 1,093	$ 1,820	$ 7,412
Charge-Offs	(8)	-	(76)	-	(84)
Recoveries	199	6	38	1	244
Provision for (recovery of)	(216)	(76)	(157)	(45)	(494)
Ending Balance, September 30, 2024	$ 489	$ 3,915	$ 898	$ 1,776	$ 7,078

Note 8 – Loans and allowance for credit losses (continued)

In the second quarter of 2025, the Company, in collaboration with its third-party model vendor and as part of ongoing model governance, implemented updates to the quantitative CECL loss models for collectively evaluated loan segments that use discounted cash flow techniques (all segments other than agricultural loans, which uses the weighted-average remaining life method). The updates (i) revised certain maximum loss-rate parameters, (ii) incorporated additional post-COVID historical loss data, and (iii) as is customary each quarter, refreshed the economic forecasts.

The model updates were first reflected in the second quarter provision for credit losses and continued to be reflected in the allowance for credit losses in the third quarter of 2025. Using the prior-period model specification as a sensitivity, management estimates that the second quarter would have resulted in a provision of approximately $232,000; under the updated specifications, the Company recorded a net recovery of $555,000 on loans for that quarter. The updated models remained in use throughout the third quarter, with no further specification changes. Provision activity for the third quarter primarily reflected the ongoing application of these updated models, together with normal portfolio dynamics, updated forecasts, and loan growth trends.

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

There are no loans classified as doubtful or loss as of September 30, 2025 or September 30, 2024.

Note 8 – Loans and allowance for credit losses (continued)

The table below details the amortized cost of the classes of loans by credit quality indicator and year of origination as of September 30, 2025 (dollars in thousands).

Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial:
Risk Rating
Pass	$ 7,927	$ 6,643	$ 2,854	$ 2,642	$ 5,857	$ 14,951	$ 17,082	$ 61	$ 58,017
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	889	9	36	531	2,358	147	3,970
Total	$ 7,927	$ 6,643	$ 3,743	$ 2,651	$ 5,893	$ 15,482	$ 19,440	$ 208	$ 61,987

Commercial Real Estate:
Commercial Mort. - Owner Occupied
Risk Rating
Pass	$ 18,493	$ 19,977	$ 7,476	$ 17,781	$ 43,672	$ 36,031	$ 1,794	$ -	$ 145,224
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	91	-	2,757	1,752	-	-	4,600
Total	$ 18,493	$ 19,977	$ 7,567	$ 17,781	$ 46,429	$ 37,783	$ 1,794	$ -	$ 149,824

Commercial Mort. - Non-Owner Occupied
Risk Rating
Pass	$ 26,153	$ 40,021	$ 13,754	$ 46,571	$ 26,013	$ 53,818	$ 7,283	$ -	$ 213,613
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	930	-	1,255	-	-	2,185
Total	$ 26,153	$ 40,021	$ 13,754	$ 47,501	$ 26,013	$ 55,073	$ 7,283	$ -	$ 215,798

Commercial Construction/Land
Risk Rating
Pass	$ 2,983	$ 1,860	$ 3,324	$ 372	$ 2,626	$ 2,369	$ 505	$ -	$ 14,038
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	326	-	-	-	326
Total	$ 2,983	$ 1,860	$ 3,324	$ 372	$ 2,952	$ 2,369	$ 505	$ -	$ 14,364

Consumer:
Consumer - Open-End
Risk Rating
Pass	$ -	$ -	$ -	$ -	$ -	$ -	$ 57,734	$ 1,371	$ 59,105
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	570	570
Total	$ -	$ -	$ -	$ -	$ -	$ -	$ 57,734	$ 1,941	$ 59,675

Consumer - Closed-End
Risk Rating
Pass	$ 1,760	$ 5,791	$ 3,478	$ 8,540	$ 280	$ 5,640	$ -	$ -	$ 25,489
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	30	-	107	-	127	-	-	264
Total	$ 1,760	$ 5,821	$ 3,478	$ 8,647	$ 280	$ 5,767	$ -	$ -	$ 25,753

Residential:
Residential Mortgages
Risk Rating	$ 8,653	$ 16,845	$ 17,755	$ 20,513	$ 7,690	$ 32,184	$ -	$ -	$ 103,640
Pass
Special Mention	-	-	-	-	-	68	-	-	68
Substandard	-	-	-	502	-	1,456	-	-	1,958
Total	$ 8,653	$ 16,845	$ 17,755	$ 21,015	$ 7,690	$ 33,708	$ -	$ -	$ 105,666

Residential Consumer Construction/Land
Risk Rating
Pass	$ 12,762	$ 6,591	$ 1,404	$ 2,194	$ 1,046	$ 2,517	$ 5	$ -	$ 26,519
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total	$ 12,762	$ 6,591	$ 1,404	$ 2,194	$ 1,046	$ 2,517	$ 5	$ -	$ 26,519

Totals:
Risk Rating
Pass	$ 78,731	$ 97,728	$ 50,043	$ 98,613	$ 87,184	$ 147,510	$ 84,403	$ 1,432	$ 645,644
Special Mention	-	-	-	-	-	68	-	-	68
Substandard	-	30	980	1,548	3,118	5,122	2,358	717	13,874
Total	$ 78,731	$ 97,758	$ 51,023	$ 100,161	$ 90,302	$ 152,700	$ 86,761	$ 2,149	$ 659,586

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

Note 8 – Loans and allowance for credit losses (continued)

The following table details the gross charge-offs of loans by year of origination for the nine months ended September 30, 2025 and the year ended December 31, 2024.

Current Period Gross Charge-Offs by Origination Year (in thousands)

Nine months ended September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Commercial Real Estate:	-	-	-	-	-	-	-	-	-
Commercial Mortgages-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Construction/Land	-	-	-	-	-	-	-	-	-
Consumer:	-	-	-	-	-	-	-	-	-
Consumer Open-End	-	-	-	49	-	6	-	-	54
Consumer Closed-End	-	-	44	110	27	-	-	-	181
Residential:	-	-	-	-	-	-	-	-	-
Residential Mortgages	-	-	-	-	-	9	-	-	9
Residential Consumer Construction/Land	-	-	-	-	-	-	-	-	-

Total	$ -	$ -	$ 44	$ 159	$ 27	$ 15	$ -	$ -	$ 244

Year ended December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial	$ -	$ 8	$ -	$ -	$ -	$ -	$ -	$ -	$ 8
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Construction/Land	-	-	-	-	-	-	-	-	-
Consumer:
Consumer Open-End	-	-	-	-	-	2	-	-	2
Consumer Closed-End	-	-	74	-	-	-	-	-	74
Residential:
Residential Mortgages	-	-	-	-	-	-	-	-	-
Residential Consumer Construction/Land	-	-	-	-	-	-	-	-	-

Total	$ -	$ 8	$ 74	$ -	$ -	$ 2	$ -	$ -	$ 84

Note 8 – Loans and allowance for credit losses (continued)

The following tables present nonaccrual information by class of loans as of September 30, 2025 and December 31, 2024:

Loans on Nonaccrual Status

(dollars in thousands)

	September 30, 2025
	Nonaccrual Loans
	With No Allowance	With an Allowance	Total
Commercial	$ 387	$ 72	$ 459
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	30	-	30
Commercial Mortgages-Non-Owner Occupied	82	-	82
Commercial Construction/Land	325	-	325
Consumer
Consumer Open-End	174	-	174
Consumer Closed-End	187	-	187
Residential:
Residential Mortgages	638	-	638
Residential Consumer Construction/Land	-	-	-
Total	$ 1,823	$ 72	$ 1,895

	December 31, 2024
	Nonaccrual Loans
	With No Allowance	With an Allowance	Total
Commercial	$ 279	$ 193	$ 472
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	43	-	43
Commercial Mortgages-Non-Owner Occupied	-	-	-
Commercial Construction/Land	354	-	354
Consumer
Consumer Open-End	-	-	-
Consumer Closed-End	192	-	192
Residential:
Residential Mortgages	579	-	579
Residential Consumer Construction/Land	-	-	-
Total	$ 1,447	$ 193	$ 1,640

Interest income on nonaccrual loans is recognized only when received in cash. The Company did not record any interest income on nonaccrual loans during the three and nine months ended September 30, 2025 or 2024. The Company also reversed all previously accrued but unpaid interest on nonaccrual loans during the three and nine months ended September 30, 2025 and 2024. If interest on these loans had been accrued, such income cumulatively would have approximated $11,000 and $66,000 for the three and nine months ended September 30, 2025 and $1,000 and $15,000 for the comparable periods in 2024.

Note 8 – Loans and allowance for credit losses (continued)

The following tables present an aging analysis of the loan portfolio by class and past due as of September 30, 2025 and December 31, 2024 (dollars in thousands):

Age Analysis of Past Due Loans as of September 30, 2025
							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$-	$-	$398	$398	$61,589	$61,987	$-
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	-	-	-	-	149,824	149,824	-
Commercial Mortgages-Non-Owner Occupied	-	-	82	82	215,716	215,798	-
Commercial Construction/Land	53	-	-	53	14,311	14,364	-
Consumer:
Consumer Open-End	-	112	41	153	59,522	59,675	-
Consumer Closed-End	25	-	80	105	25,649	25,753	-
Residential:
Residential Mortgages	1,852	109	57	2,018	103,647	105,666	-
Residential Consumer Construction/Land	70	-	-	70	26,449	26,519	-
Total	$2,000	$221	$658	$2,879	$656,707	$659,586	$-

Age Analysis of Past Due Loans as of December 31, 2024

			Greater				Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$-	$398	$74	$472	$65,946	$66,418	$-
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	-	-	43	43	140,400	140,443	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	195,089	195,089	-
Commercial Construction/Land	-	-	-	-	23,883	23,883	-
Consumer:
Consumer Open-End	39	1	-	40	50,001	50,041	-
Consumer Closed-End	112	73	-	185	28,084	28,269	-
Residential:
Residential Mortgages	174	358	340	872	112,431	113,303	-
Residential Consumer Construction/Land	-	-	-	-	26,150	26,150	-
Total	$325	$830	$457	$1,612	$641,984	$643,596	$-

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

There were no loan modifications for borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 or September 30, 2024. As of September 30, 2025, no previously modified loans had defaulted within the past twelve months.

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

The allowance for credit losses for unfunded loan commitments was $760 thousand at September 30, 2025, and is separately classified within Other Liabilities on the Consolidated Balance Sheets.

The following table presents the balance and activity in the allowance for credit losses (ACL) for unfunded commitments for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

Allowance for Credit Losses on Unfunded Commitments
Balance, June 30, 2025	$ 678
Provision for credit losses	82
Balance September 30, 2025	$ 760

Balance, December 31, 2024	$ 543
Provision for credit losses	217
Balance September 30, 2025	$ 760

Allowance for Credit Losses on Unfunded Commitments
Balance, June 30, 2024	$ 589
Recovery of credit losses	(14)
Balance September 30, 2024	$ 575

Balance, December 31, 2023	$ 665
Recovery of credit losses	(90)
Balance September 30, 2024	$ 575

Other Real Estate Owned

At September 30, 2025 and December 31, 2024, the Company had no consumer mortgage loans secured by residential real estate for which foreclosure was in process. The Company held no residential real estate properties in other real estate owned as of September 30, 2025 and December 31, 2024.

Note 9 – Recent accounting pronouncements and other authoritative guidance

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public companies to disclose specified types of expenses included in the captions presented on the face of the income statement, along with certain related information. In January 2025, the FASB issued ASU 2025-01, which clarified the effective date of ASU 2024-03. All public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

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

Management has reviewed events occurring through the date the financial statements were available to be issued and has determined that no subsequent events occurred requiring accrual or disclosure, other than those already disclosed in the footnotes to the Company’s unaudited consolidated financial statements as of September 30, 2025.

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

•Prolonged U.S. federal government shutdowns (lapses in appropriations), which may disrupt economic activity, delay or reduce federal payments and guaranty programs (including small‑business lending), constrain capital markets or regulatory processes, and reduce the availability of government economic data relied upon by market participants and monetary policymakers.

•Developments related to digital assets, including cryptocurrencies and stablecoins, and changes in related laws, supervisory expectations, capital or accounting frameworks, customer adoption, or payment rails, any of which could affect deposit flows, liquidity management, third‑party relationships, operational resiliency, compliance obligations, or reputational risk.

•Our ability to pay dividends, repurchase shares, or otherwise return capital to shareholders, which is subject to our capital position and earnings, applicable laws and regulations (including capital buffer and stress‑testing requirements), regulatory approvals or supervisory actions, and the discretion of our Board of Directors.

•Changes in federal, state, or local tax laws, regulations, rates, or administrative interpretations and the timing of regulatory guidance or implementation that could affect our effective tax rate, deferred tax assets, capital planning, or after‑tax earnings.

•Other risks and uncertainties set forth in this Quarterly l Report on Form 10-Q and, from time to time, in our other filings with the Securities and Exchange Commission (“SEC”).

•Other risks, uncertainties, and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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

The Allowance for Credit Losses on Loans (“ACL”) is management’s estimate of the current expected credit losses in our loan portfolio and held-to-maturity securities portfolio. With the exception of loans related to agriculture, the Company uses a discounted cash flow model to estimate its current expected credit losses in our loan portfolio and held-to-maturity securities portfolio. Actual losses could differ significantly from the historical factors that we use in estimating risk. For information on the Company’s policies on the ACL, please refer to Note 2 – “Allowance for Credit Losses - Loans” in the Company’s Form 10-K for the year ended December 31, 2024. See “Management’s Discussion and Analysis Results of Operations – Allowance and Provision for Credit losses” below for further discussion of the allowance for credit losses.

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

We conduct our investment advisory business through PWW, which Financial acquired on December 31, 2021. PWW is a Lynchburg, Virginia-based investment advisory firm that has approximately $984,746,000 in assets under management and advisement as of September 30, 2025. PWW generates revenue primarily through investment advisory fees.

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

•A branch located at 550 Water St., Charlottesville, Virginia (the “Water Street Branch”),

•A branch located at 2101 Electric Rd, Roanoke, Virginia (the “Oak Grove Branch”),

•A branch located at 13 Village Highway, Rustburg, Virginia (the “Rustburg Branch”),

•A branch located at 19792 Main Street, Buchanan, Virginia (the “Buchanan Branch”);

•A branch located at 2935 Rockfish Valley Highway, Nellysford, Virginia (the “Nellysford Branch”); and

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

In September 2025, the Bank opened its full-service branch in Nellysford, Virginia and closed the temporary branch it had been operating.

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

Although the Bank cannot predict the financial impact of each new branch with certainty, management generally expects that each new branch will become profitable within 12 to 18 months of operation.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Bank’s commitments follows (dollars in thousands):

	September 30, 2025	December 31, 2024

Commitments to extend credit	$ 201,227	$ 182,522
Letters of Credit	2,458	3,507
Total	$ 203,685	$ 186,029

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of Financial as of September 30, 2025 and December 31, 2024 and the results of operations of Financial for the three and nine-month periods ended September 30, 2025 and 2024. This discussion should be read in conjunction with the financial statements included elsewhere herein. All financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

September 30, 2025 as Compared to December 31, 2024

Total assets were $1,020,125,000 on September 30, 2025, compared with $979,244,000 at December 31, 2024, an increase of 4.18%. The increase in total assets was primarily due to growth in federal funds sold, securities available-for-sale, and loans (net of the allowance for credit losses), reflecting continued loan demand and prudent liquidity management.

Total deposits increased from $882,404,000 as of December 31, 2024, to $919,796,000 on September 30, 2025, an increase of 4.24%. This growth was largely driven by customer inflows into money market and time deposit products as well as non-interet bearing deposits. The Company continues to utilize the reciprocal portion of the Insured Cash Sweep (ICS) program for customers requiring full FDIC insurance, and may re-deploy the non-reciprocal option as market and liquidity conditions warrant.

Total loans, excluding loans held for sale, increased to $659,586,000 on September 30, 2025, from $643,596,000 on December 31, 2024, an increase of 2.37%. Growth was driven primarily by increases in commercial and commercial real estate portfolios, reflecting ongoing regional business activity, while residential and consumer lending levels remained stable.

The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amount and percentages (dollar in thousands):

	September 30, 2025		December 31, 2024
	Amount	Percentage	Amount	Percentage
Commercial	$ 61,987	9.40%	$ 66,418	10.32%
Commercial Real Estate	379,986	57.61%	359,415	55.84%
Consumer	85,428	12.95%	78,310	12.17%
Residential	132,185	20.04%	139,453	21.67%
Total loans	$ 659,586	100.00%	$ 643,596	100.00%

Total loans, excluding loans held for sale and net of the allowance for loan losses, increased to $653,288,000 on September 30, 2025, from $636,552,000 on December 31, 2024, an increase of 2.63%. Growth was driven primarily by increases in commercial and commercial real estate portfolios, reflecting ongoing regional business activity, while residential and consumer lending levels remained stable.

Loans held for sale totaled $3,766,000 at September 30, 2025, compared to $3,616,000 at December 31, 2024, an increase of 4.15%, due primarily to normal quarterly fluctuations in mortgage production and secondary market sales.

Subsegments of the loan portfolio are set forth in Note 8 of our financial statements. As a community bank, the Bank is committed to growing assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets it serves. Based on the loan portfolio as of September 30, 2025, non-owner-occupied commercial real estate loans and construction and land development loans totaled $230,162,000, representing approximately 34.9% of total loans.

We have expertise and a long history of originating and managing commercial real estate loans. Our strong credit underwriting process includes management and board oversight. We perform rigorous monitoring, stress testing and reporting of these portfolios at the management and board levels, and we continue to monitor concentration levels in our commercial real estate loans monthly.

The Bank closely monitors concentrations within its commercial real estate loan portfolio. As of September 30, 2025, non-owner occupied commercial real estate loans totaled $215,798,000, or approximately 32.7% of total loans. This amount was calculated by purpose code and is consistent with the Call Report that the Bank files with the FDIC. The Bank has minimal exposure to loans secured by large office buildings or shopping centers (less than 5% of the non-owner occupied commercial real estate (CRE) portfolio). The majority of our non-owner occupied commercial loans are secured by smaller, multi-tenant properties diversified across various industries and geographies within our market areas.

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

The following table sets forth information for non-owner occupied CRE loans for the four largest categories of loans (classified by purpose code and collateral description) having the highest current principal balance:

CRE Loan Portfolio Non-Owner Occupied (dollars in thousands) As of September 30, 2025
Collateral Description	Total Number of Loans	Current Balance	% of Total Loans	Average Balance	Weighted Avg LTV of Top 5 Loans (1)
Multi-Family (5 or more)	39	$ 50,110	7.61%	$ 1,271	53.28%
Office Building	35	38,082	5.79%	1,088	42.06%
Hotel/Motel	9	31,542	4.79%	3,504	57.01%
Retail Store	26	19,788	3.01%	792	61.28%

(1)Loan-to-value is based on collateral valuation at origination date against current bank-owned principal.

The following table sets forth information for owner occupied CRE Loans set forth the four largest categories of loans (classified by purpose code and collateral description) having the highest current principal balance:

CRE Loan Portfolio Owner Occupied (dollars in thousands) As of September 30, 2025
Collateral Description	Total Number of Loans	Current Balance	% of Total Loans	Average Balance	Weighted Avg LTV of Top 5 Loans (1)
Industrial	33	33,156	5.04%	1,036	42.50%
Office Building	80	$ 31,233	4.75%	$ 400	55.59%
Retail Store	30	14,532	2.21%	501	56.60%
Medical Building	25	12,736	1.94%	509	71.49%

(1)Loan-to-value is based on collateral valuation at origination date against current bank-owned principal.

Total nonperforming assets, which consist of nonaccrual loans, loans past due 90 days or more and still accruing were $1,895,000 at September 30, 2025, compared with $1,640,000 at December 31, 2024. As discussed under “Results of Operations—Allowance and Provision for Credit Losses,” management has provided for any anticipated losses on these loans in the allowance for credit losses.

Loan payments received on nonaccrual loans are first applied to principal. When a loan is placed on nonaccrual status, all accrued but unpaid interest is reversed, accrual of interest is discontinued until repayment is assured, and additional provisions may be necessary for actual losses.

Other real estate owned (“OREO”) represents real property acquired by the Bank for debts previously contracted, including through foreclosure or deeds in lieu of foreclosure. We had no OREO at September 30, 2025 and December 31, 2024. The Bank neither acquired nor disposed of any OREO during the three and nine months ended September 30, 2025..

Cash and cash equivalents increased to $85,451,000 at September 30, 2025, from $73,309,000 at December 31, 2024. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments (including federal funds sold). The increase was primarily attributable to higher federal funds sold balances, which rose to $57,001,000 at September 30, 2025, compared to $50,022,000 at December 31, 2024. Deposit inflows during the period allowed management to deploy excess liquidity into overnight Fed funds. Cash and cash equivalents remain subject to routine fluctuations in transactional and professional settlement accounts.

Securities held-to-maturity decreased slightly to $3,594,000 at September 30, 2025, from $3,606,000 at December 31, 2024, due to normal net amortization of premiums.

Securities available-for-sale, carried at fair market value, increased to $202,506,000 at September 30, 2025, from $187,916,000 at December 31, 2024, an increase of $14,590,000, reflecting portfolio growth and reinvestment of excess liquidity, as well as an increase in fair value resulting from a decline in interest rates from December 31, 2024. As of September 30, 2025, unrealized losses on securities available‑for‑sale totaled $19.928 million pre‑tax and $15.743 million after tax (21% tax effect). These losses are primarily related to market interest rate movements, and management does not expect to realize them, as the Bank has both the intent and ability to hold the securities until recovery or maturity.

Restricted stock, consisting of stock in the Federal Reserve, the Federal Home Loan Bank of Atlanta (FHLBA), and our correspondent banks, totaled $1,828,000 at September 30, 2025, compared with $1,821,000 at December 31, 2024. These holdings are carried at cost and evaluated for impairment based on par value recoverability rather than temporary market declines.

Liquidity and Capital

Liquid assets, on a consolidated basis, were $287,957,000 on September 30, 2025, in the form of cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, and available-for-sale investments. This represents an increase from December 31, 2024, when liquid assets totaled approximately $261,225,000, primarily reflecting higher balances in federal funds sold and investment securities.

The Bank has pledged (market values):

•approximately $34,000,000 of our available-for-sale securities as collateral with correspondent banks, including the FHLBA, for collateralized lines of credit;

•approximately $51,000,000 of our available-for-sale securities as security for public deposits; and

•approximately $25,000,000 of our available-for-sale securities as collateral for advances at the Federal Reserve Bank’s discount window.

If additional liquidity is needed, the Bank can purchase up to $53,000,000 of Fed funds through correspondent relationships and borrow from the FHLBA by pledging additional investments. In addition, the Bank has borrowing capacity with the FHLBA of approximately $17,000,000 related to pledged loans. As of September 30, 2025, the Bank had no borrowings from any of these sources. Management believes that liquid assets were adequate at September 30, 2025 and anticipates additional liquidity from deposit growth and loan repayments.

As of September 30, 2025, the Bank had no borrowings from any of these sources. Management believes that liquid assets were adequate at September 30, 2025. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments from customers.

While we have not experienced unusual pressure on deposit balances or liquidity, management continues to closely monitor sources and uses of funds to meet cash flow requirements while seeking to maximize profits. The Company’s total uninsured deposits—amounts, subject to aggregation rules, that exceed the FDIC insurance limit of $250,000—were approximately $276,000,000, or 30% of total deposits, at September 30, 2025. These were estimated using the same methodologies and assumptions as regulatory reporting.

At September 30, 2025, the Bank had a leverage ratio of 9.02%, a Tier 1 risk-based capital ratio and Common Equity Tier 1 (CET1) ratio of 11.41%, and a total risk-based capital ratio of 12.20%. As of both September 30, 2025 and December 31, 2024, the Bank’s regulatory capital levels exceeded those established for well-capitalized institutions.

The Tier 1 risk-based capital ratio decreased modestly from December 31, 2024, primarily due to the dividend payment to Financial of $5,000,000 during 2025, which Financial used toward the retirement of approximately $10,050,000 in debt at maturity. This impact was partially offset by net income of $6,298,000 for the nine months ended September 30, 2025.

Stockholders’ equity totaled $76,972,000 at September 30, 2025, compared with $64,865,000 at December 31, 2024, an increase of 18.66%, primarily reflecting retained earnings growth and a reduction in accumulated other comprehensive loss due to improving unrealized positions on available-for-sale securities.

Bank Level Only Capital Ratios

Analysis of Capital for Bank of the James (Bank only)
(dollars in thousands)

	September 30,	December 31,
Analysis of Capital	2025	2024

Tier 1 capital
Common Stock	$ 3,742	$ 3,742
Surplus	22,325	22,325
Retained earnings	65,117	65,292
Total Tier 1 capital	$ 91,184	$ 91,359

Common Equity Tier 1 Capital (CET1)	$ 91,184	$ 91,359

Tier 2 capital
Allowance for credit losses	$ 6,297	$ 7,044

Total Tier 2 capital:	6,297	7,044
Total risk-based capital	$ 97,481	$ 98,403

Risk weighted assets	$ 796,054	$ 766,614
Average total assets	$ 1,007,064	$ 1,010,594

	Actual		Regulatory Benchmarks
			For Capital	For Well
	September 30,	December 31,	Adequacy	Capitalized
	2025	2024	Purposes (1)	Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.05%	9.04%	4.000%	5.000%
Common Equity Tier 1 capital	11.45%	11.92%	7.000%	6.500%
Tier 1 risk-based capital ratio	11.45%	11.92%	8.500%	8.000%
Total risk-based capital ratio	12.25%	12.84%	10.500%	10.000%

(1)Includes the capital conservation buffer of 2.50% for all ratios, excluding the Tier 1 capital to average total assets ratio.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $3,000,000,000, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis at September 30, 2025 would be lower than those of the Bank, because a portion of the proceeds from the sale of notes previously issued by the holding company were contributed to the Bank as equity.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

Earnings Summary

For the three and nine months ended September 30, 2025, the Company reported net income of $2,752,000 and $6,298,000, respectively, compared with net income of $1,990,000 and $6,326,000 for the same periods in 2024. This represents an increase of $762,000, or 38.3%, for the three-month period, and a slight decrease of $28,000, or 0.4%, for the nine-month period.

Basic and diluted earnings per common share were each $0.61 and $1.39 for the three and nine months ended September 30, 2025, compared with $0.44 and $1.39 for the same periods in 2024.

The increase in net income for the three months ended September 30, 2025, compared with the same period in 2024, was primarily driven by higher net interest income, lower interest expense, and growth in noninterest income, partially offset by an increase in noninterest expense. The slight decrease in net income for the nine-month period ended September 30, 2025, compared with the same period in 2024, was primarily due to higher operating expenses associated with technology investments and personnel growth, which offset improvements in revenue and credit performance.

A more detailed analysis of the components that impacted net income for the three and nine-month periods ended September 30, 2025, compared with the same periods in 2024, follows:

•Net interest income increased to $8,300,000 and $24,269,000 for the three and nine months ended September 30, 2025, from $7,509,000 and $21,550,000 for the same periods in 2024, reflecting growth in the loan portfolio and improved yields on earning assets.

•The Company recorded a provision for credit losses of $91,000 for the three months ended September 30, 2025, compared with $92,000 for the same period in 2024. For the nine-month period, the Company recorded a recovery of provision for credit losses of $301,000, compared with a recovery of provision of credit losses of $584,000 in 2024.

•Noninterest income increased to $4,169,000 and $11,527,000 for the three and nine months ended September 30, 2025, compared with $3,823,000 and $11,321,000 for the same periods in 2024, driven by higher wealth management fees and loan sale gains.

•Noninterest expense increased to $9,160,000 and $28,441,000 for the three and nine months ended September 30, 2025, from $8,776,000 and $25,602,000 for the same periods in 2024, primarily reflecting increases in salaries and benefits, and, in the nine months ended September 30, 2025, consulting fees incurred in negotiation the Bank’s core provider contract.

These operating results produced an annualized return on average stockholders’ equity of 15.24% and 12.34% for the three and nine-month periods ended September 30, 2025, compared with 12.86% and 13.95% for the same periods in 2024. The annualized return on average assets was 1.07% and 0.83% for the three and nine-month periods ended September 30, 2025, compared with 0.80% and 0.86% for the same periods in 2024.

The improvement in profitability during the third quarter of 2025 reflects continued balance sheet growth, disciplined funding cost management, and stable asset quality, while year-to-date results were tempered by higher operating expenses associated with technology initiatives and regulatory compliance investments.

See “Noninterest Income” below for mortgage business and wealth management segment discussions.

Interest Income, Interest Expense, and Net Interest Income

For the three and nine months ended September 30, 2025, interest income increased to $11,771,000 and $34,643,000, respectively, compared with $11,563,000 and $33,007,000 for the same periods in 2024. The increase in interest income was primarily attributable to higher average loan balances and improved yields on earning assets. The average rate on loans was approximately 5.70% and 5.65%% for the three and nine months ended September 30, 2025, compared with 5.65% and 5.45% for the same periods in 2024. Yields on total interest-earning assets also rose, driven by loan repricing and origination of new loans at higher market rates.

For the three and nine months ended September 30, 2025, interest expense was $3,471,000 and $10,374,000, compared with $4,054,000 and $11,457,000 for the same periods in 2024—a decline of 14.4% and 9.5%, respectively. The decrease in interest expense resulted primarily from repricing of maturing time deposits and money market accounts at lower rates, along with disciplined deposit pricing strategies during the period. The Company’s average rate paid on interest-bearing deposits and total interest-bearing liabilities was approximately 1.72% and 1.73%, respectively, for the three months ended September 30, 2025 compared with 2.01% and 2.05% for the same period in 2024. The Company’s average rate paid on interest-bearing deposits and total interest-bearing liabilities was approximately 1.70% and 1.74%, respectively, for the nine months ended September 30, 2025 compared with 1.93% and 1.97% for the same period in 2024.

The fundamental source of the Bank’s net revenue is net interest income—the difference between (i) interest and dividend income on interest-earning assets (primarily loans, investment securities, and other investments) and (ii) interest expense on interest-bearing liabilities (principally deposits and other borrowings).

Net interest income for the three and nine months ended September 30, 2025, was $8,300,000 and $24,269,000, respectively, compared to $7,509,000 and $21,550,000 for the same periods in 2024, representing increases of 10.5% and 12.6%.

The net interest margin was 3.44% for the quarter ended September 30, 2025, and 3.37% for the nine-month period, compared with 3.16% and 3.07% for the corresponding periods in 2024. Margin expansion was largely the result of rising loan yields and lower funding costs, reflecting an improved balance between asset sensitivity and funding mix. Although short-term interest rates have stabilized, future rate movements could continue to influence the margin depending on loan repricing and deposit rate competition. For example,

•While management does not anticipate it will be necessary to raise deposit rates, if we need to raise rates on deposits, there likely would be an adverse impact on our margin and profitability.

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

Noninterest income totaled $4,169,000 and $11,527,000 for the three and nine months ended September 30, 2025, compared to $3,823,000 and $11,321,000 for the same periods in 2024, representing increases of 9.1% and 1.8%, respectively. The improvement for the quarter was primarily attributable to higher gains on sales of loans held for sale, increased wealth management fees, and stable service fee income, partially offset by lower other income and reduced gains on available-for-sale securities.

The major components of noninterest income for the three and nine months ended September 30, 2025, as compared to the comparable periods in 2024, were as follows:

•Gains on sale of loans held for sale, primarily through the Mortgage Division, totaled $1,242,000 and $3,668,000, compared with $1,326,000 and $3,526,000 for the same periods in 2024.

•Wealth management fees increased to $1,362,000 and $3,917,000, up from $1,244,000 and $3,583,000 for the comparable 2024 periods, reflecting continued growth in client assets under management.

•Service charges, fees, and commissions were $1,046,000 and $3,002,000, compared with $991,000 and $2,930,000 for the same periods in 2024, reflecting steady transactional and deposit activity.

•Life insurance income grew slightly to $195,000 and $573,000, from $189,000 and $531,000, driven by the continued accumulation of cash surrender value on bank-owned life insurance policies.

•Other income was $297,000 and $340,000, compared with $31,000 and $669,000 in the same 2024 periods. The increase for the three month period was due to SBIC fund income. The decrease for the nine month periods reflects reflects lower miscellaneous gains and fewer one-time income items.

•Gains on sales of available-for-sale securities totaled $27,000 for both the three- and nine-month periods ended September 30, 2025, compared with $42,000 and $82,000 for the corresponding 2024 periods.

The increase in noninterest income for the third quarter demonstrates the Company’s ability to generate consistent fee-based revenue, particularly in wealth management and mortgage banking, despite lower securities gains and fewer nonrecurring items.

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

Purchase mortgage originations totaled $42,830,847 and $123,948,096, or 81.22% and 84.36%, respectively, of total mortgage loans originated in the three and nine months ended September 30, 2025, as compared to $31,015,512 and $120,657,357, or 84.98% and 83.02%, respectively, of the total mortgage loans originated in the same periods in 2024. Because of a relatively higher mortgage interest rate environment, management anticipates that in the short term, purchase mortgage originations will continue to represent a significant percentage of mortgage originations. Management also believes that a continued elevated interest environment could continue to limit refinancing activity.

Mortgage rates increased dramatically in 2022 and 2023 and, despite recent declines, remain elevated compared with recent history. While rates have generally stabilized or declined since then, he elevated interest rate environment continues to have a negative impact on mortgage origination volume compared to pre-2022 levels. Due to the uncertainty surrounding current and near-term economic conditions—arising from inflation, as well as geopolitical and economic concerns—management cannot predict future mortgage rates. Management also believes that relatively high interest rates may continue to put pressure on revenue from the mortgage segment.

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

We conduct our investment advisory business through PWW, which Financial acquired on December 31, 2021. PWW, based in Lynchburg, Virginia, had approximately $984,747,000 in assets under management and advisement as of September 30, 2025, as compared to $853,997,000 on December 31, 2024. This increase was due to both the inflow of new assets of over $32,000,000 during the nine months ended September 30, 2025 and investment returns on the assets under management. PWW operates as a subsidiary of Financial and generates revenue primarily through investment advisory fees, which vary based on the value of assets under management. These assets may fluctuate due to client action and market conditions. Despite potential fluctuations, we anticipate that PWW will continue to contribute meaningfully to the Company’s consolidated net income.

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

Noninterest Expense

Noninterest expense for the three and nine months ended September 30, 2025, increased to $9,160,000 and $28,441,000, from $8,776,000 and $25,602,000 for the same periods in 2024 — representing increases of 4.4% for the quarter and 11.1% year-to-date. The increase primarily resulted from higher salaries and employee benefits and continued investment in technology, data processing, and customer-facing systems.

Total personnel expense (salaries and employee benefits) was $5,516,000 and $15,650,000 for the three and nine months ended September 30, 2025, compared to $4,920,000 and $14,256,000 for the same periods in 2024, reflecting merit increases, normal annual adjustments, and staffing additions to support commercial and retail growth, as well as accruals for anticipated year-end employee compensation.

Professional and other outside expenses totaled $725,000 and $3,194,000 for the three and nine months ended September 2025, compared to $688,000 and $2,125,000 for the same periods in 2024. The increase for the nine-month period was primarily due to a one-time consulting fees incurred earlier in the year related to the core processing system contract renewal.

Data processing expense totaled $381,000 and $1,984,000 for the three and nine months ended September 2025, compared to $794,000 and $2,352,000. The decrease in data processing costs was driven by lower ongoing fees following the renewal of the core processing system contract and the application of vendor credits.

Occupancy and equipment expenses were $523,000 and $697,000, respectively, for the quarter, up modestly from $514,000 and $640,000 in the prior-year period, reflecting ongoing branch improvements and facility maintenance.

Other noninterest expenses, including marketing, credit-related costs, FDIC insurance, and amortization of intangibles, totaled $1,318,000 for the quarter, up from $1,240,000 in the same period of 2024, primarily due to higher insurance and operating costs associated with the Company’s growth.

The Company remains focused on managing expenses efficiently while investing in strategic initiatives to support long-term growth, technology advancement, and customer engagement.

Management anticipates that the amended core-service provider contract, with its 65-month term which began April 1, 2025, will generate significant cost savings—projected at over $40,000 per month over the life of the agreement—as compared to our previous arrangement, subject to standard provisions regarding early termination or adjustment.

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

As part of our regular model governance cycle, we worked with our external CECL vendor in the second quarter of 2025 to update several inputs in our discounted cash flow models including the following: raising certain loss-rate ceilings, incorporating post-pandemic loss history, and updating prepayment and curtailment expectations. While these refinements better align the models with current credit conditions, they also shifted the second quarter’s allowance calculation (which impacted the nine months ended September 30, 2025) from what would otherwise have been a charge to earnings to a net recovery. See Note 8 for additional details. Management made no changes to the model in the third quarter 2025.

Based on the application of the credit-loss calculation, the Bank recorded a provision for credit losses of $91,000 for the three months ended September 30, 2025, and a recovery of provision for credit losses of $300,000 for the nine months ended September 30, 2025, compared to a provision of $92,000 and a recovery of $584,000 for the same periods in 2024. The provision attributable to unfunded commitments and recorded in other liabilities was $82,000 for the three months ended September 30, 2025.

At September 30, 2025, the allowance for credit losses was $6,298,000, or 0.95% of total loans outstanding, compared with $7,044,000, or 1.09%, at December 31, 2024, and $7,078,000, or 1.12%, at September 30, 2024. The decrease from year-end reflected continued stable credit quality, limited charge-offs, and ongoing strong loan performance (see Note 8 for detail). The allowance for credit losses for individually evaluated loans was $71,000 September 30, 2025 as compared to $193,000 at December 31, 2024.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for credit losses and constitute realized losses. The Bank recorded net charge-offs of approximately $20,000 for the three months ended September 30, 2025, compared with net recoveries of $21,000 for the same period in 2024. While a charged-off loan may subsequently be collected, such recoveries generally are realized over an extended period of time.

At September 30, 2025, nonperforming loans totaled approximately $1,895,000, compared with $1,640,000 at December 31, 2024, and $1,295,000 at September 30, 2024. If interest on these loans had been accrued, such income cumulatively would have approximated $66,000, $72,000, and $16,000, as of the applicable dates.

Nonperforming loans represented 0.29% of total loans at September 30, 2025, compared with 0.25% at December 31, 2024. The allowance for credit losses for loans to total loans ratio was 0.95%, while the allowance for credit losses to nonperforming loans ratio was 332.35%, indicating a strong coverage position.

The Company continues to maintain disciplined credit standards and conservative lending practices. Credit metrics remain solid across all portfolio segments, and management believes the current allowance is appropriate to absorb expected losses inherent in the loan portfolio.

Income Taxes

The income tax expense for the three and nine months ended September 30, 2025, was $466,000 and $1,357,000, respectively, compared to $474,000 and $1,527,000 for the same periods in 2024. This represents an effective tax rate of approximately 14.5% for the three months ended September 30, 2025, and 17.7% for the nine months ended September 30, 2025, compared with 19.2% and 19.4% for the corresponding 2024 periods.

The Company’s income tax expense decreased for both the three- and nine-month periods ended September 30, 2025, primarily reflecting the impact of amended federal and state income tax returns filed for the 2021 through 2024 tax years. The amended filings resulted in a tax overpayment, which reduced the Company’s third-quarter tax payment and carried through to the year-to-date results. In addition, the effective tax rate was favorably affected by higher levels of tax-exempt income from municipal securities and tax-advantaged earnings on bank-owned life insurance (“BOLI”). These factors collectively reduced the Company’s effective tax rate below the statutory rate for both the quarterly and year-to-date periods.

Schedule I

Net Interest Margin Analysis
Average Balance Sheets
For the Three Months Ended September 30,

	2025			2024
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/	Rates	Balance	Income/	Rates
	Sheet	Expense	Earned/Paid	Sheet	Expense	Earned/Paid
ASSETS
Loans, including fees	$ 657,028	$ 9,443	5.70%	$ 629,860	$ 8,939	5.65%
Loans AFS	3,011	49	6.46%	3,745	65	6.90%
Federal funds sold	59,830	657	4.36%	71,724	981	5.44%
Interest bearing bank balances	12,787	150	4.65%	18,736	303	6.43%

Securities taxable	219,634	1,418	2.56%	217,317	1,245	2.28%
Securities nontaxable	5,324	49	3.65%	3,413	23	2.66%
total securities	224,958	1,467	2.59%	220,730	1,268	2.28%
Federal agency equities	1,461	15	4.07%	1,454	12	3.28%
CBB equity	367	-	0.00%	269	-	0.00%

Total earning assets	$ 959,442	$ 11,781	4.88%	$ 946,518	$ 11,568	4.86%

Allowance for credit losses	(6,300)			(6,965)
Non-earning assets	64,730			55,548

Total assets	$ 1,017,872			$ 995,101

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Demand interest bearing	$ 401,813	739	0.73%	$ 394,973	947	0.95%
Savings	147,623	534	1.44%	139,161	540	1.54%
Time deposits	234,183	2,114	3.58%	229,451	2,375	4.12%

Total interest bearing deposits	$ 783,619	$ 3,387	1.72%	$ 763,585	$ 3,862	2.01%

Other borrowed funds
Financing leases	2,389	16	2.66%	2,822	18	2.54%
Other borrowings	8,923	68	3.02%	9,528	92	3.84%
Capital Notes	-			10,045	82	3.25%
Total interest-bearing liabilities	$ 794,931	$ 3,471	1.73%	$ 785,980	$ 4,054	2.05%

Non-interest bearing deposits	138,651			139,030
Other liabilities	12,649			8,515

Total liabilities	$ 946,231			$ 933,525

Stockholders' equity	71,641			61,576

Total liabilities and
Stockholders equity	$ 1,017,872			$ 995,101

Net interest earnings		$ 8,310			$ 7,514

Net interest margin	3.44%	3.16%

Interest spread	3.15%	2.81%

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

Net Interest Margin Analysis
Average Balance Sheets
For the Nine Months Ended Sept 30,

	2025			2024
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/	Rates	Balance	Income/	Rates
	Sheet	Expense	Earned/Paid	Sheet	Expense	Earned/Paid
ASSETS
Loans, including fees	$ 652,562	$ 27,588	5.65%	$ 617,582	$ 25,210	5.45%
Loans AFS	3,022	151	6.68%	3,454	165	6.38%
Federal funds sold	68,745	2,264	4.40%	63,006	2,569	5.45%
Interest bearing bank balances	12,256	400	4.36%	14,931	628	5.62%

Securities taxable	218,763	4,095	2.50%	233,791	4,321	2.47%
Securities nontaxable	4,238	82	2.59%	3,424	70	2.72%
total securities	223,001	4,177	2.50%	237,215	4,391	2.47%
Federal agency equities	1,458	63	5.78%	1,438	59	5.48%
CBB equity	367	-	0.00%	167	-	0.00%

Total earning assets	$ 961,411	$ 34,643	4.81%	$ 937,793	$ 33,022	4.70%

Allowance for credit losses	(6,753)			(7,091)
Non-earning assets	63,731			55,430

Total assets	$ 1,021,780			$ 987,144

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Demand interest bearing	$ 407,180	$ 2,242	0.74%	$ 396,795	$ 2,763	0.93%
Savings	146,423	1,537	1.40%	134,407	1,382	1.37%
Time deposits	225,254	6,138	3.64%	222,832	6,731	4.03%

Total interest bearing deposits	$ 778,857	$ 9,917	1.70%	$ 754,034	$ 10,876	1.93%

Other borrowed funds
Financing leases	2,502	50	2.67%	2,918	58	2.66%
Capital Notes	6,478	244	5.04%	9,676	278	3.84%
Other borrowings	9,077	163	2.40%	10,044	245	3.26%
Total interest-bearing liabilities	$ 796,914	$ 10,374	1.74%	$ 776,672	$ 11,457	1.97%

Non-interest bearing deposits	142,731			140,966
Other liabilities	10,494			7,930

Total liabilities	$ 950,139			$ 925,568

Stockholders' equity	$ 71,641			$ 61,576

Total liabilities and
Stockholders equity	$ 1,021,780			$ 987,144

Net interest earnings		$ 24,269			$ 21,565

Net interest margin			3.37%			3.07%

Interest spread			3.07%			2.73%

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

There have been no significant changes during the quarter ended September 30, 2025, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)Not applicable.

(b)Not applicable.

(c)Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2025
31.2	Certification of J. Todd Scruggs Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2025
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, dated November 14, 2025
101

The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2025 and December 31, 2024;(ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2025 and 2024; (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2025 and 2024; (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the nine months ended September 30, 2025 and 2024; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.
Date: November 14, 2025	By /S/ Robert R. Chapman III Robert R. Chapman III, President (Principal Executive Officer)
Date: November 14, 2025	By /S/ J. Todd Scruggs J. Todd Scruggs, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)