Form 10-K
period 2025-12-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2026-03-27
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025 or
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

The aggregate value of the voting common equity held by nonaffiliates as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $55,854,000 based on the price at which the common stock last traded on such day. This price reflects inter-dealer prices without retail mark up, mark down, or commissions, and may not represent actual transactions.

The number of shares outstanding of Common Stock, $2.14 par value as of March 25, 2026 was approximately 4,543,338.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2026 Proxy Statement to be used in conjunction with the Annual Meeting of Shareholders, scheduled to be held on May 19, 2026, are incorporated by reference into Part III of this Form 10-K

PART I

Item 1. Business

General

Bank of the James Financial Group, Inc. (“Financial” or the “Company”) is a bank holding company headquartered in Lynchburg, Virginia. Financial was incorporated on October 3, 2003 to serve as the bank holding company for Bank of the James (the “Bank” or “Bank of the James”) and acquired all of the outstanding shares of the Bank in a statutory share exchange on a one-for-one basis effective January 1, 2004.

The Bank is a Virginia banking corporation headquartered in Lynchburg, Virginia. It was incorporated under the laws of the Commonwealth of Virginia as a state-chartered bank in 1998 and began banking operations in July 1999. The Bank engages in general retail and commercial banking activities.

The Bank’s principal office is located at 828 Main Street, Lynchburg, Virginia 24504, and its telephone number is (434) 846-2000. The Bank’s website is www.bankofthejames.bank.

Financial conducts three principal activities: (1) general retail and commercial banking through Bank of the James; (2) mortgage brokerage services through Bank of the James Mortgage, a division of the Bank (the “Mortgage Division”); and (3) investment advisory (sometimes referred to as wealth management) services through its wholly-owned subsidiary, Pettyjohn, Wood & White, Inc. (“PWW”).

Financial also provides securities brokerage and other investment services through BOTJ Investment, a division of the Bank, and acts as an agent for insurance and annuity products through BOTJ Insurance, Inc., a wholly-owned subsidiary of the Bank. The operating results of these activities have not materially impacted the Company’s financial performance and are not considered principal activities.

The Bank, BOTJ Insurance, BOTJ Investment Group, Inc. (a non-operating subsidiary), and PWW are Financial’s only subsidiaries and primary assets.

Products and Services

Retail and Commercial Banking

The Bank currently conducts business within Virginia from 19 full-service offices, two limited service offices, and two residential mortgage loan production offices. The location of and services provided by each of our facilities are described in “Item 2. Properties” in this Form 10-K. The Bank established a mortgage loan origination division that conducts business under the name “Bank of the James Mortgage, a Division of Bank of the James” (the “Mortgage Division”). The Mortgage Division conducts business primarily from the division’s main office located in the Forest branch of the Bank and has opened several satellite offices throughout its market area.

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

Lending Services. The Bank offers a full range of short- to medium-term commercial and consumer loans. Our primary focus is on making loans to small and medium-sized businesses and consumers in the Region 2000 area (which includes Lynchburg, Amherst, Bedford, and Campbell) as well as in Charlottesville, Harrisonburg, Roanoke, Appomattox, Lexington, Blacksburg, Nellysford, and Buchanan. In addition, we also provide a wide range of real estate finance services. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. Additionally, the Bank originates fixed and floating-rate mortgage loans and real estate construction and acquisition loans. Where appropriate, the Bank attempts to limit interest rate risk through the use of variable interest rates and terms of less than five years.

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

Mortgage Banking. The Bank, through the Mortgage Division, originates conforming and non-conforming home mortgages primarily in the Region 2000 area. Since 2013, we have operated the Mortgage Division using non-delegated correspondent relationships that allow the Bank to close loans in its name before an investor purchases the loan. By using the Bank’s funds to close the loan (as compared to a broker relationship in which loans are funded by the purchaser of the mortgage), the Bank is able to obtain better pricing due to the slight increase in risk. Management believes the risk associated with this arrangement is acceptable.

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

Employees

As of March 25, 2026, we had approximately 175 employees, 162 of which are full-time and 13 of which are part-time. Of these, 8 full-time and 2 part-time employees are employed by Pettyjohn, Wood & White, Inc., and 149 full-time and 11 part-time employees are employed by the Bank. None of our employees are represented by any collective bargaining agreements, and relations with employees are considered excellent. We maintain employee benefit programs that include health insurance, a health savings account, a 401(k) plan, and an employee stock purchase plan.

Location and Market Area

The Bank’s primary market area consists of Region 2000, which encompasses the Town of Altavista, Amherst County, Appomattox County, the Town of Bedford, Bedford County, Campbell County, and the City of Lynchburg. Region 2000 supports a diverse regional economy.

The Bank’s market area is served by major transportation corridors, including U.S. Routes 29, 60, 221, 460, and 501, as well as Virginia State Routes 24 and 40, providing access to other regions of the Commonwealth. Regional airport and rail services provide additional transportation options.

The total population of the Region 2000 market area is approximately 267,000. Based on publicly available information, population estimates for the principal localities are approximately as follows: City of Lynchburg – 82,000; Amherst County – 32,000; Appomattox County – 15,000; Bedford County (including the Town of Bedford) – 79,000; and Campbell County (including the Town of Altavista) – 55,000. The area is served by one daily newspaper and multiple radio and television stations. Median family income in Region 2000 has increased over the past decade.

Region 2000 includes a mix of service providers, light industry, and manufacturing operations. Principal employers include BWX Technologies, Inc.; Framatome; Centra Health, Inc.; Southern Air, Inc.; Shentel; Frito-Lay, Inc.;

and U.S. Pipe, as well as several institutions of higher education, including Randolph College, Sweet Briar College, Liberty University, and the University of Lynchburg.

In recent years, the Bank has expanded beyond Region 2000 into additional markets, including Charlottesville, Roanoke, Harrisonburg, Lexington, Buchanan, Nellysford, Blacksburg, Appomattox, and Rustburg. Notwithstanding this expansion, the Bank continues to consider Region 2000 to be its primary market area.

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

Banking regulators have indicated that Virginia banking organizations should generally pay dividends only (1) from net undivided profits of the bank, after providing for all expenses, losses, interest and taxes accrued or due by the bank and (2) if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. In addition, the Federal Deposit Insurance Act (FDIA) prohibits insured depository institutions such as the Bank from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become undercapitalized as defined in the statute. In addition, the Federal Reserve is authorized to determine under certain circumstances relating to the financial condition of a bank that the payment of dividends would be an unsafe and unsound practice and to prohibit payment thereof. The payment of dividends that deplete a bank’s capital base could be deemed to constitute such an unsafe and unsound banking practice. The Federal Reserve has indicated that banking organizations generally pay dividends only out of current operating earnings. In addition, under Virginia law, no dividend may be declared or paid out of a Virginia bank’s paid-in capital. The Bank may be prohibited under Virginia law from the payment of dividends if the Virginia Bureau of Financial Institutions determines that a limitation of dividends is in the public interest and is intended to help ensure the Bank’s financial soundness, and may also permit the payment of dividends not otherwise allowed by Virginia law.

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

Incentive Compensation

In June 2010, the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”) and the FDIC issued comprehensive final guidance on incentive compensation intended to help ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

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

The Bank incurred $518,000 and $441,000 in FDIC assessments in 2025 and 2024, respectively. Future increases in FDIC insurance premiums may negatively impact the Bank’s profitability.

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

Since January 1, 2019, the rules have required the Bank to maintain the following minimum capital ratios:
(i) Common Equity Tier 1 (CET1) capital ratio of at least 4.5% plus a capital conservation buffer of 2.5%, resulting in an effective CET1 minimum ratio of 7.0%; (ii) Tier 1 capital ratio of at least 6.0% plus the capital conservation buffer, resulting in an effective minimum Tier 1 ratio of 8.5%; (iii) Total capital ratio of at least 8.0% plus the capital conservation buffer, resulting in an effective total capital ratio of 10.5%; and (iv) Leverage ratio (Tier 1 capital to average consolidated total assets) of at least 4.0%. With respect to the Bank, the rules also revised the “prompt corrective action” (PCA) regulations pursuant to Section 38 of the FDIA, which establish thresholds that determine regulatory responses if capital levels decline. Under the revised PCA rules, the Bank must maintain the following ratios to be considered “well capitalized”: (i) CET1 ratio of at least 6.5%; (ii) Tier 1 capital ratio of at least 8.0%; (iii) Total capital ratio of at least 10.0%; and (iv) Tier 1 leverage ratio of at least 5.0%.

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

As discussed above under “Supervision and Regulation - The Regulatory Relief Act,” recently enacted legislation directed the federal bank regulatory agencies to develop a “Community Bank Leverage Ratio,” calculated by dividing tangible equity capital by average consolidated total assets, of not less than 8% and not more than 10%. On September 17, 2019, pursuant to the Regulatory Relief Act, the federal banking agencies adopted a final rule setting a community bank leverage ratio of 9%. If a “qualified community bank,” generally a depository institution or depository institution holding company with consolidated assets of less than $10 billion, has a leverage ratio which exceeds the Community Bank Leverage Ratio, then such bank will be considered to have met all generally applicable leverage and risk based capital requirements; the capital ratio requirements for “well capitalized” status under Section 38 of the FDIA, and any other leverage or capital requirements to which it is subject. Although eligible, as of December 31, 2025, the Bank has not elected to use the Community Bank Leverage Ratio framework.

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

As of December 31, 2025, all loans and extensions of credit to executive officers, directors, principal stockholders, and their affiliated interests comply with Sections 23A and 23B of the Federal Reserve Act, Regulation W, Section 22(h), and Regulation O.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions, federal banking agencies – including the Federal Reserve Board, the Federal Deposit Insurance Corporation, or the Office of the Comptroller of the Currency or the Office – evaluate an institution’s performance in meeting the credit needs of its local communities, particularly low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The CRA does not impose specific lending quotas or programs nor restrict an institution’s discretion in developing products and services suitable to its communities.

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

Safety and Soundness. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” all such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2025, the Bank was considered “well-capitalized.”

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

Cybersecurity. The federal bank regulatory agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a banking organization’s board of directors. This guidance, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal bank regulatory agencies expect financial institutions to establish appropriate security controls and to ensure that their risk management processes address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to help ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyberattack. If we fail to meet the expectations set forth in such regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

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

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board, through its Federal Open Market Committee (FOMC), exerts considerable influence over commercial banks’ operating results through monetary policy decisions. These policy actions—including open market operations, adjustments to the federal funds target rate, changes in the discount rate on bank borrowings, and alterations in reserve requirements—directly impact the levels of bank loans, investments, and deposits, and are designed to promote maximum employment, stable prices, and moderate long-term interest rates.

Changes in interest rates significantly affect our financial performance and condition. Rising interest rates typically pressure our net interest margin if deposit costs increase faster than loan yields, reduce the fair value of our fixed-rate investment securities and loans, and may decrease loan demand and slow economic activity. Declining interest rates typically compress our net interest margin as loan yields reprice downward faster than deposit costs, though they increase the fair value of our fixed-rate assets and may stimulate loan demand. The actual impact depends on the speed and magnitude of rate changes, competitive dynamics in our markets, and our ability to manage deposit pricing and loan portfolio composition.

Following a period of aggressive rate increases from 2022 to mid-2023 that pushed the federal funds rate to a peak range of 5.00%-5.25%, the Federal Reserve shifted to an easing cycle beginning in September 2024. The FOMC reduced rates by 1.00 percentage point in the second half of 2024 through three cuts, followed by three additional 0.25 percentage point cuts during 2025, bringing the federal funds rate to a range of 3.50%-3.75% by year-end 2025. The rate reductions reflected progress in reducing inflation from peak levels, though inflation has remained persistently above the Fed’s 2% target throughout this period. The future direction and pace of monetary policy remains uncertain and highly data-dependent. The FOMC has signaled a more cautious approach to further rate adjustments given elevated inflation readings, labor market stabilization, and economic uncertainties including the potential effects of tariff policies and other fiscal measures. Whether interest rates rise, fall, or remain stable in 2026 and beyond, such changes could have a material impact on our results of operations and financial condition.

Future Regulatory Uncertainty

The federal and state regulatory environment governing financial institutions continues to evolve in response to economic conditions, political priorities, and policy concerns. Legislative and regulatory proposals that could materially affect banking operations, capital requirements, permissible activities, and competitive dynamics are regularly considered by Congress, federal banking agencies, and state governments.

The banking industry failures of 2023—including Silicon Valley Bank, Signature Bank, and First Republic Bank—prompted heightened regulatory scrutiny that has continued through 2025. Federal banking agencies have increased their focus on interest rate risk management, liquidity stress testing, uninsured deposit concentrations, and supervision of banks below the $250 billion asset threshold. While comprehensive new regulations have not been finalized, regulators have signaled ongoing attention to bank governance, risk management practices, and capital adequacy, particularly for institutions experiencing rapid growth or concentrated funding sources.

The current presidential administration has indicated a preference for regulatory relief and reducing regulatory burden on financial institutions. In addition, federal banking regulators have recently proposed or implemented certain regulatory adjustments intended to tailor regulatory requirements and reduce compliance burden for community banks. These efforts have included, among other initiatives, proposed or finalized changes to capital requirements, refinements to the community bank leverage ratio framework, and updates to examination and supervisory practices. However, the regulatory environment ultimately depends on actions by independent federal banking agencies, Congressional legislation, and state regulatory authorities, and the direction, timing, and scope of future regulatory changes remain uncertain.

Regulatory reform efforts could include further modifications to capital requirements, additional adjustments to the community bank leverage ratio framework, changes to examination practices, or alterations to compliance obligations under various banking statutes.

The evolving regulatory landscape presents both risks and potential opportunities. Increased capital or liquidity requirements, enhanced examination standards, or expanded compliance obligations could increase our operating costs, limit business activities, or require additional investment in risk management infrastructure. Conversely, regulatory relief tailored to community banks could reduce compliance burden and enhance operational flexibility. Given the uncertain legislative and regulatory environment, we cannot predict with confidence which proposals will be adopted or how they will ultimately affect our operations.

We remain subject to comprehensive supervision and regulation by federal and state banking authorities and expect this oversight to continue regardless of broader policy shifts. Our ability to manage regulatory compliance effectively while maintaining profitability will continue to be important to our financial performance.

Regulation of PWW

Pettyjohn, Wood & White, Inc. (PWW) is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and is regulated by the Securities and Exchange Commission (SEC). As a federally registered investment adviser, PWW is subject to comprehensive regulatory requirements governing its operations, including fiduciary duties to clients, disclosure obligations, custody and safekeeping of client assets, compliance policies and procedures, and advertising and marketing practices.

The SEC conducts periodic examinations of registered investment advisers to assess compliance with the Advisers Act and related regulations. PWW maintains policies, procedures, and internal controls designed to help ensure compliance with applicable securities laws and regulations. However, the investment advisory industry is subject to extensive and evolving regulation, and changes in regulatory requirements or interpretations could increase PWW’s compliance costs, limit certain advisory services or fee structures, or require modifications to its business practices.

The Advisers Act grants the SEC broad administrative and enforcement powers, including the authority to impose sanctions, censure firms and individuals, suspend or revoke registration, or seek injunctive relief for violations of securities laws. Regulatory action against PWW, whether resulting from actual violations or alleged non-compliance, could result in fines, reputational harm, loss of clients, or restrictions on business activities, any of which could materially adversely affect PWW’s operations and the Company’s consolidated financial results.

As of December 31, 2025, PWW had approximately $1,028,928,000 in assets under management. PWW’s investment advisory fees, which constituted approximately 11.0% of the Company’s total revenue in 2025, are an important component of the Company’s noninterest income and overall profitability.

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

Our success depends primarily on the general economic conditions of the primary markets in Virginia in which we operate and where our loans are concentrated. Unlike nationwide banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Lynchburg metropolitan statistical area (“MSA”), often referred to as Region 2000, which includes the City of Lynchburg and the Counties of Bedford, Campbell, Amherst, and Appomattox. To a lesser extent, our lending market includes the Roanoke, Charlottesville, Harrisonburg, Blacksburg, and Wytheville MSAs. As of December 2025, the Lynchburg MSA had an unemployment rate (not seasonally adjusted) of approximately 3.6%, compared to a statewide average unemployment rate of approximately 3.5%, reflecting a modest increase from approximately 3.3% at the end of 2024.

The local economic conditions in these areas have a significant impact on our commercial and industrial, real estate and construction loans, the ability of our borrowers to repay their loans and the value of the collateral securing these loans. If population or income growth in our market areas is slower than projected, income levels, deposits and housing starts could be adversely affected and could result in a reduction in our growth and profitability. If our market areas experience a downturn or recession for a prolonged period, we could experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreaks of hostilities or other calamities, unemployment, or monetary and fiscal policies of the federal government could negatively affect our financial condition, results of operations and cash flows.

Future public health emergencies could adversely affect our business, financial condition, and results of operations.

A widespread public health crisis, such as a pandemic or epidemic, could adversely affect economic conditions in our markets, disrupt our operations, increase loan delinquencies and defaults, reduce the value of loan collateral, and negatively impact our financial condition and results of operations. The extent of any impact would depend on the severity and duration of the crisis and related governmental and economic responses.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A substantial majority of our loans have real estate as a primary or secondary component of collateral. The real estate collateral provides an alternate source of repayment in the event of default but may deteriorate in value during the time the credit is extended. Because most of our loans are concentrated in the Region 2000 area in and surrounding the City of Lynchburg, a decline in local economic conditions may have a greater effect on our earnings and capital than on larger financial institutions whose real estate loan portfolios are more geographically diverse.

A weakening of the real estate market in our primary market areas could increase borrower defaults and reduce the value of collateral securing our loans, which could adversely affect our profitability and asset quality. If we are required to liquidate collateral during a period of reduced real estate values, our earnings and capital could be adversely affected. Additionally, acts of nature, including hurricanes, tornadoes, earthquakes, fires and floods, may cause uninsured damage to real estate that secures our loans and negatively impact our financial condition.

Our loan portfolio contains a number of real estate loans with relatively large balances.

A significant portion of our loan portfolio consists of real estate loans with balances in excess of $1,000,000. The deterioration of one or a few of these loans could significantly increase nonperforming loans, loan charge-offs, and the provision for credit losses, which could have a material adverse effect on our financial condition and results of operations.

Commercial real estate loans increase our exposure to credit risk.

A majority of our loan portfolio is secured by commercial real estate. Commercial real estate loans generally have higher default risk than residential real estate or consumer loans because repayment often depends on the successful operation of the property, the borrower’s income stream, and the accuracy of property valuations and construction cost estimates. An adverse development with respect to one lending relationship can expose us to significantly greater risk of loss compared with single-family residential mortgage loans because we typically have multiple loans with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers.

The deterioration of one or a few of these loans could cause a significant decline in asset quality, a sharp increase in loan charge-offs, and could require us to significantly increase our allowance for credit losses, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

A percentage of the loans in our portfolio currently include exceptions to our loan policies and supervisory guidelines.

All loans we make are subject to written loan policies adopted by our board of directors and supervisory guidelines imposed by our regulators. Our loan policies are designed to reduce risks by requiring loan officers to take certain steps prior to closing, including documenting and perfecting liens on collateral and requiring proof of adequate insurance coverage.

Loans that do not fully comply with our loan policies are known as “exceptions,” which we categorize as policy exceptions, financial statement exceptions, and document exceptions. As a result of these exceptions, such loans may have a higher risk of loan loss than loans that fully comply with our loan policies. In addition, we may be subject to regulatory action by federal or state banking authorities if they believe the number of exceptions in our loan portfolio represents an unsafe banking practice.

As a community bank, we have different lending risks than larger banks due to our focus on individuals and small to medium-sized businesses.

Our ability to diversify our economic risks is limited by our local markets and economies. We lend primarily to small to medium-sized businesses, professionals and individuals, which may expose us to greater lending risks than banks lending to larger, better-capitalized businesses with longer operating histories. Small to medium-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, have fewer financial resources and borrowing capacity, often need substantial additional capital to expand or compete, and may experience significant volatility in operating results. Any one or more of these factors may impair a borrower’s ability to repay a loan.

In addition, the success of a small to medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay. Economic downturns and other events that negatively impact our market areas could cause us to incur substantial credit losses that could negatively affect our results of operations and financial condition.

We depend on the accuracy of information provided by clients and counterparties.

In deciding whether to extend credit or enter into other transactions, we rely on information furnished by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify as a matter of course. We also rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit, we may assume that a customer’s audited financial statements conform with U.S. Generally Accepted Accounting Principles (“GAAP”) and fairly present the customer’s financial condition, results of operations and cash flows. Our financial condition and results of operations could be negatively impacted if we rely on financial statements that do not comply with GAAP or are materially misleading.

Credit losses could adversely affect our earnings and financial condition.

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

These policies and procedures necessarily rely on our making various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of real estate and other assets serving as collateral. In determining the amount of the allowance for credit losses, we review our loans, our loss and delinquency experience, and economic conditions. If our assumptions are incorrect, our allowance for credit losses may not be sufficient to cover losses in our loan portfolio, resulting in additions to our allowance. Any future additions to our allowance could materially decrease our net income.

In addition, the Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as required by regulatory authorities could have a material adverse effect on our financial condition and results of operations.

Our allowance for credit losses may not be adequate to cover actual losses.

A significant source of risk arises from the possibility that we could sustain losses due to loan defaults and nonperformance. We maintain an allowance for credit losses in accordance with GAAP to provide for such defaults and other nonperformance. As of December 31, 2025, our allowance as a percentage of total loans was 0.97% and our allowance as a percentage of nonperforming loans was 379%. The determination of the appropriate level of allowance is an inherently difficult process based on numerous assumptions and judgments, and the amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, many of which are beyond our control. In addition, our underwriting policies, credit monitoring processes and risk management systems may not prevent unexpected losses. Our allowance may not be adequate to cover actual credit losses, and any increase in our allowance will adversely affect our earnings.

We adopted the Current Expected Credit Losses (“CECL”) accounting standard on January 1, 2023. The CECL methodology requires a forward-looking approach that reflects expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. CECL requires us to record, at the time of origination, the credit losses expected throughout the life of our loans, as opposed to the previous incurred-loss method, which recorded losses only when it was probable that a loss event had already occurred. CECL necessitates the use of quantitative models, forecasts, and significant assumptions and judgment, and it relies on historical data and estimated relationships that may not accurately predict future losses, particularly during periods of economic stress or rapid changes in interest rates or the composition of our loan portfolio. In addition, we may rely on third-party vendors, models, software, or data in developing or operating our CECL methodology and forecasts, and any limitations, errors, or deficiencies in such tools or inputs, or in our model governance, validation, and monitoring processes, could result in inaccurate loss estimates. CECL can also result in greater volatility in our allowance and provision for credit losses. If our assumptions prove incorrect, if actual credit losses differ materially from our estimates, or if regulators, auditors, or standard setters require changes to our methodology, assumptions, or inputs, we could be required to increase our allowance or otherwise modify our estimates, which could materially adversely affect our financial condition and operating results.

We face substantial competition in our markets.

The banking and financial services industry is highly competitive. We compete with other commercial banks, savings banks, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms in the Virginia localities where we operate and surrounding areas. Many of these competing institutions have nationwide or regional operations and greater resources than we have, while we also face competition from local community institutions. Many of our competitors enjoy competitive advantages, including greater name recognition and financial resources, a wider geographic presence, more accessible branch locations, the ability to offer additional services, greater marketing resources, more favorable pricing for loans and deposits, and lower origination and operating costs. We are also subject to lower lending limits than our larger competitors.

Our profitability depends upon our continued ability to successfully compete in our market areas. Increased deposit competition could increase our cost of funds and adversely affect our ability to generate funds necessary for our lending operations. If we must raise interest rates paid on deposits or lower interest rates charged on loans, our net interest margin and profitability could be adversely affected. Competition could result in a decrease in loans we originate and could negatively affect our ability to grow and our results of operations.

Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing.

We have increased and plan to continue to increase our levels of commercial and industrial loans. We may not be successful in continuing to penetrate this market segment, which has helped to drive some of our recent earnings.

A significant percentage of our loans are commercial and industrial loans, and we continue to focus on this market segment. While we intend to originate these loans in a manner consistent with safety and soundness, commercial and industrial loans generally expose us to greater risk of loss than one- to four-family residential mortgage loans because repayment generally depends, in large part, on the borrower’s business performance and ability to cover operating expenses and debt service. In addition, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Changes in economic conditions beyond our or the borrower’s control could adversely affect the value of the loan collateral and the future cash flow of the affected business. As we continue to originate these loans, we may experience higher levels of non-performing assets or credit losses, or both.

Our plans for future expansion depend, in some instances, on factors beyond our control, and an unsuccessful attempt to achieve growth could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We may engage in branch expansion or seek to acquire other financial institutions or parts of those institutions in the future, though we have no present acquisition plans. Expansion involves a number of risks, including:

•the time and costs of evaluating new markets, hiring experienced local management and opening new offices;

•time lags between expansion activities and the generation of sufficient assets and deposits to support the costs;

•entrance into new markets where we lack experience;

•introduction of new products and services with which we have no prior experience;

•failure to culturally integrate an acquisition target or new branches; and

•failure to identify and retain experienced key management with local expertise and relationships in new markets.

Foreclosed properties could lead to increased operating expenses and losses.

From time to time, we foreclose upon and take title to real estate serving as collateral for our loans. If our other real estate owned (OREO) balance increases, our earnings will be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership.

At the time we foreclose upon a loan and take possession of a property, we estimate the property’s value using third-party appraisals and internal judgments. OREO property is valued on our books at the estimated market value of the property, less estimated costs to sell. Upon foreclosure, a charge-off to the allowance for credit losses is recorded for any excess of the loan balance over fair value. Thereafter, we periodically reassess fair value based on updated appraisals or other factors. Any declines in our estimate of fair value will result in valuation adjustments that negatively impact our earnings. As a result, our results of operations are vulnerable to declines in the residential and commercial real estate markets in the areas in which we operate. Any increase in non-accrual loans may lead to increases in our OREO balance.

We may need to raise additional capital in the future, which may not be available on acceptable terms.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We may need to raise additional capital to support future growth or to meet regulatory capital requirements. Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. We cannot assure that we will be able to raise additional capital on terms acceptable to us. If we cannot raise additional capital when needed, our ability to expand our operations could be materially impaired, and our financial condition and results of operations could be adversely affected.

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

Loss of key employees could adversely affect our business.

Our success is highly dependent on our executive management team and other key personnel. As a community bank, we depend on our management team’s ties to the community to generate business and on our executives’ expertise to implement our business strategy. Our executive management and other key personnel have not signed non-competition covenants.

Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. The loss of several key personnel could adversely affect our growth strategy and seriously harm our business, results of operations and financial condition.

Severe weather, natural disasters, acts of war or terrorism or other adverse external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism or other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses, any of which could have a material adverse effect on our business, financial condition and results of operations.

As a community bank, our ability to maintain our reputation is critical to the success of our business, and our failure to do so may materially adversely affect our performance.

Our reputation is one of the most valuable components of our business. Negative publicity can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, acquisitions and actions taken or threatened by government regulators and community organizations in response to those activities. If our reputation is negatively affected by the actions of our employees or otherwise, there may be an adverse effect on our ability to keep and attract customers, and we might be exposed to litigation and regulatory action, any of which could materially adversely affect our business and operating results.

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

Our profitability depends substantially upon our net interest income, which is the difference between the interest earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and other borrowings. Market interest rates are highly sensitive to many factors beyond our control, including market conditions, policies of monetary and fiscal authorities, particularly the Federal Reserve, and competitive pricing pressures. Changes in interest rates may cause significant changes in our net interest income and net interest margin. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. Actions by monetary and fiscal authorities, including the Federal Reserve Board, could have an adverse effect on our deposit levels, loan demand or business and earnings.

Inflation could adversely impact our customers’ ability to repay loans.

Inflation decreases the purchasing power of money and can reduce the value of assets and income from investments. Our customers may be adversely affected by inflation and the rising costs of goods and services used in their households and businesses, which could negatively impact their ability to repay their loans.

Cybersecurity threats and operational system failures could disrupt our business and result in financial losses.

Cybersecurity threats, including attacks on us or our third-party service providers, and operational system failures could disrupt our business, result in financial losses, increase compliance and remediation costs, and harm our reputation.

We rely on communications, information systems, and third-party service providers to operate our business and to deliver products and services to customers. These systems and relationships expose us to the risk of cyber incidents and operational disruptions, including unauthorized access, loss or destruction of data (including nonpublic personal information), account takeovers, unavailability of service, ransomware or other malware, and other attacks.

Cyber threats are continually evolving, and threat actors may use increasingly sophisticated methods, including social engineering, credential theft, deepfake-enabled fraud, supply-chain compromise, and exploitation of vulnerabilities in vendor systems. In addition, our customers access our services through devices and networks we do not control, which may increase the risk of compromise of customer credentials.

Cyber incidents or operational disruptions could:

•impair our ability to conduct business, process transactions, or provide customer service;

•result in the disclosure, misuse, or loss of confidential information;

•subject us to regulatory scrutiny, supervisory actions, investigations, or litigation;

•require significant expenditures for remediation, forensic investigation, notification, system enhancements, and business continuity measures;

•increase our cyber insurance costs or reduce the availability of coverage on acceptable terms; and

•damage our reputation and adversely affect customer relationships.

While we maintain policies, procedures, and controls designed to prevent, detect, and respond to cyber incidents and operational disruptions, no system can provide absolute security. We have experienced cybersecurity incidents and other technology-related events in the past that resulted in costs and/or operational impacts, and we may experience additional incidents in the future. Any such incident, whether arising from our systems or those of third parties, could materially adversely affect our business, financial condition, and results of operations.

We have suffered non-material losses in the past from such events and there can be no assurance that such events will not have a material effect on the Bank.

Emerging Technological Threats

The pace of technological change continues to increase the operational, fraud, and cybersecurity risks faced by financial institutions. In particular, malicious actors are increasingly using artificial intelligence and other tools to conduct more sophisticated attacks, including highly targeted phishing and social‑engineering campaigns, business email compromise, deepfake or voice‑spoofing fraud, and account takeover attempts. These evolving tactics may be difficult to detect and prevent and could result in customer losses, theft or diversion of funds, unauthorized transactions, operational disruption, reputational harm, litigation, and increased compliance and remediation costs.

We also rely on third‑party service providers for critical technology systems and services, including core processing, online and mobile banking, payment processing, information security tools, cloud-based services, and other outsourced functions. A failure, disruption, security breach, or other compromise of our systems or those of our service providers—whether due to cyberattack, human error, system failure, or other cause—could impair our ability to deliver products and services, expose sensitive customer or Company information, or otherwise adversely affect our operations and financial condition. In addition, changes in the threat landscape and technology environment may require us to make significant ongoing investments in technology infrastructure, cybersecurity controls, fraud prevention, vendor oversight, and employee training; if we are unable to implement these enhancements effectively or on a timely basis, our risk exposure may increase.

Customer expectations regarding digital banking capabilities, convenience, and availability continue to evolve. If we do not successfully maintain and enhance our digital delivery channels and technology-enabled services, or if customers perceive our capabilities to be less competitive than alternatives offered by other banks, credit unions, or financial technology companies, we could lose customers, deposits, and related relationships, which could adversely affect our liquidity, net interest income, fee income, and overall profitability.

Alternative financial products, digital banking trends, and technological change could affect our deposit base and competitive position.

Our traditional banking model depends heavily on stable customer deposits as a primary source of funding. The rising popularity of alternative financial products and services—including fintech platforms, cryptocurrencies, money market funds, and digital wallets—may lead to increased volatility in our deposit base as customers seek different ways to save and invest their funds. This shift in customer preferences could challenge our ability to maintain stable deposits and attract and retain customers.

The financial services industry is increasingly affected by advances in technology, including Internet-based banking, mobile banking, and new technology-driven products and services. Financial technology companies that rely on technology to provide financial services such as peer-to-peer platforms have the potential to disrupt the financial services industry. Our ability to compete successfully may depend on the extent to which we are able to adapt to and implement such technological changes and properly train our staff to use such technologies. We may not be able to effectively implement new technology-driven products and services or compete successfully against these products.

Increasing customer demand for digital banking capabilities also requires ongoing investments in technology infrastructure, cybersecurity, and regulatory compliance. Significant fluctuations in deposits could adversely affect our liquidity position, funding costs, and overall financial stability. Although we actively manage our liquidity and funding sources, a substantial shift of customer deposits to alternative products or failure to adapt to technological changes could negatively impact our operations, profitability, and competitive position.

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

Liquidity risk could adversely affect our business and financial condition.

Liquidity risk is the potential that we will be unable to meet our obligations as they become due, capitalize on growth opportunities as they arise, or pay regular cash dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. A failure to adequately manage our liquidity risk could adversely affect our business, financial condition and operating results. In addition, the Federal Reserve could impose additional requirements on us if the agency determines that our liquidity risk management practices do not adequately manage our liquidity risk.

Our liquidity could be reduced by a decrease in the value of certain assets, including loans and investment securities, caused by increases in interest rates, which could reduce the amount that we are able to borrow or reduce the proceeds from the sale of securities in our portfolio. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views about the prospects for the financial services industry.

We may lose lower-cost funding sources.

Checking, savings and money market deposit account balances can decrease when customers perceive alternatives such as other financial institutions or investments as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments or to other financial institutions, we could lose a relatively low-cost source of funds, thereby increasing our funding costs and reducing our net interest income and net income.

Failure to maintain effective internal and disclosure controls could adversely affect our financial reporting and stock price.

We face the risk that the design of our internal controls and procedures, including those to mitigate the risk of fraud by employees or outsiders, may prove to be inadequate or circumvented, thereby causing delays in detection of errors or inaccuracies. We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

Any failure to maintain effective controls or timely effect any necessary improvements could hinder our ability to accurately report our operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with The NASDAQ Capital Market. Ineffective internal and disclosure controls could also harm our reputation, negatively impact our operating results or cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

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

As of December 31, 2024, and December 31, 2025, we had unrealized losses, net of taxes, in our investment securities portfolio of $22,915,000 and $14,937,000, respectively. While we maintain sufficient liquidity to support our intent and ability to hold these securities until maturity or market recovery, if future conditions impair our liquidity or alter our intent or ability to hold these investments to maturity, we could incur losses that negatively impact our net income and potentially our capital position.

Our deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on our future earnings.

The FDIC insures deposits at FDIC-insured depository institutions up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system, which considers the institution’s capital levels and the level of supervisory concern the institution poses to its regulators. Banks are assessed deposit insurance premiums based on the bank’s average consolidated total assets, and the FDIC may modify risk-based adjustments, which increase or decrease a bank’s overall assessment rate.

Bank failures can significantly deplete the FDIC’s Deposit Insurance Fund and reduce the ratio of reserves to insured deposits. If increases in assessment rates are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay higher FDIC premiums. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability or otherwise negatively impact our operations.

Declines in assets under management could adversely affect our investment advisory business.

PWW, our investment advisory business, derives revenue primarily from investment advisory fees based on the market value of assets under management. Assets under management may decline for various reasons including declines in the market value of the assets due to price declines in the securities markets, redemptions and other withdrawals by clients, or termination of contracts in response to adverse market conditions or pursuit of other investment opportunities. If the assets under management decline, the related decrease in fees will negatively affect our results of operations.

We may not be able to attract and retain investment advisory clients.

Our investment advisory business faces strong competition from numerous well-established investment management and wealth advisory firms including commercial banks and trust companies, investment advisory firms, mutual fund companies, stock brokerage firms, and other financial companies. Many of our competitors have greater resources than we have. Our ability to attract and retain investment advisory clients depends upon our ability to compete with competitors’ investment products, level of investment performance, client services, and marketing and distribution capabilities. If we are not successful, our results of operations and financial condition may be negatively impacted.

The investment advisory industry is subject to extensive regulation, and any enforcement action or adverse regulatory changes could decrease our revenues and profitability.

As an investment advisor registered with the Securities and Exchange Commission, PWW is subject to regulation by a number of regulatory agencies. In the event of non-compliance with regulation, governmental regulators, including the SEC and the Financial Industry Regulatory Authority, may institute administrative or judicial proceedings that could result in censure, fines, civil penalties, cease-and-desist orders, deregistration or suspension, or other adverse consequences. The imposition of any such penalties or orders could have a material adverse effect on our operating results and financial condition. New or revised legislation or regulations could also impose additional costs that adversely impact our profitability.

Loss of PWW’s key employees could adversely affect our investment advisory business.

PWW’s success is highly dependent on its executive management team and other key personnel who make investment decisions for PWW clients and manage client relations. Although they are subject to non-compete agreements, there is no assurance that these key personnel will remain employees of PWW.

Competition for investment advisory personnel is intense, and we may not be successful in attracting or retaining qualified personnel. The loss of several key personnel could adversely affect our growth strategy and seriously harm our business, results of operations and financial condition.

REGULATORY AND LEGAL RISKS

We are subject to extensive regulation that could limit or restrict our activities and adversely affect our profitability.

As a bank holding company, we are primarily regulated by the Federal Reserve. The Bank is primarily regulated by the Virginia Bureau of Financial Institutions and the Federal Reserve. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a financial institution, the classification of assets and the adequacy of a financial institution’s allowance for credit losses. Any change in such regulation and regulatory oversight, whether in the form of regulatory policy, regulations or legislation, could have a material impact on us and our operations.

Because our business is highly regulated, the applicable laws, rules and regulations are subject to regular modification and change. Laws, rules and regulations may be adopted in the future that could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects. Such changes may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements by our regulators. Our compliance with regulatory requirements is costly, and the increased scope, complexity and cost of compliance affect our profitability more than some of our larger competitors.

The laws and regulations applicable to the banking industry could change at any time, and these changes may adversely affect our business and profitability.

Although many provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 have been fully integrated into our operations, ongoing regulatory interpretations, enforcement activities, or amendments to existing regulations may continue to impact our business, financial condition and profitability. While initial implementation costs have stabilized, any future changes in regulatory expectations, especially regarding capital requirements, consumer protection, stress-testing, cybersecurity and liquidity, could result in increased compliance costs, operational complexity and reduced flexibility in managing our business operations. We cannot predict the precise nature, extent or timing of any additional regulatory requirements, but such developments could materially affect our operations, increase operational expenses, reduce profitability, or restrict our ability to pursue strategic opportunities or pay dividends.

Consumer financial protection regulations could impact our compliance obligations and business practices.

We are subject to extensive federal and state consumer financial protection laws and regulations governing our lending and deposit activities, including fair lending, UDAAP, privacy and data security, and residential mortgage origination and servicing requirements, which are administered and enforced by multiple regulators, including the Consumer Financial Protection Bureau (“CFPB”) and the federal banking agencies. We originate residential mortgage loans subject to applicable mortgage-related requirements, including the Qualified Mortgage (“QM”) rules. Changes in applicable laws or regulations, supervisory expectations or interpretations, or enforcement priorities, or any failure or alleged failure by us or our third-party service providers to comply with these requirements, could increase compliance and operating costs, restrict or delay our ability to offer certain products or services, require remediation or other payments, and result in litigation, regulatory actions, penalties, or reputational harm, which could materially adversely affect our business, financial condition, and results of operations.

Regulatory capital requirements could adversely affect our operations and profitability.

Under current capital standards, in order to be well-capitalized, the Bank is required to have a common equity Tier 1 capital ratio of 6.5% and a Tier 1 capital ratio of 8.0%. The application of more stringent capital requirements could result in lower returns on invested capital, require the raising of additional capital and result in regulatory actions if we were unable to comply with such requirements. Furthermore, the imposition of liquidity requirements could result in our having to lengthen the term of our funding, restructure our business models or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying dividends or buying back shares.

Under the community bank leverage ratio framework, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9 percent, are eligible to opt into the framework. Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9 percent are considered to have satisfied the generally applicable risk-based and leverage capital requirements. The Bank has chosen not to opt into the community bank leverage ratio framework at this time.

RISKS RELATED TO OUR STOCK

Our ability to pay cash dividends is limited, and we may be unable to pay future dividends even if we desire to do so.

The Company is a legal entity separate and distinct from the Bank and PWW. The Company currently does not have any significant sources of revenue other than cash dividends paid to it by the Bank and PWW. Both the Company and the Bank are subject to laws and regulations that limit the payment of cash dividends, including requirements to maintain capital at or above regulatory minimums. As a bank that is a member of the Federal Reserve System, the Bank must obtain prior written approval for any cash dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years. PWW’s ability to pay dividends is likewise subject to certain limits imposed by state law.

Banking regulators have indicated that Virginia banking organizations should generally pay dividends only from net undivided profits and if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. In addition, the Federal Deposit Insurance Act prohibits insured depository institutions from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become undercapitalized. Moreover, the Federal Reserve is authorized to determine under certain circumstances relating to the financial condition of a bank that the payment of dividends would be an unsafe and unsound practice and to prohibit payment thereof. The Federal Reserve has indicated that banking organizations generally pay dividends only out of current operating earnings. The Bank may be prohibited under Virginia law from the payment of dividends if the Virginia Bureau of Financial Institutions determines that a limitation of dividends is in the public interest and is necessary to help ensure the Bank’s financial soundness.

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

Our common stock commenced trading on The NASDAQ Capital Market on January 25, 2012, and trading volumes have been relatively low compared to larger financial services companies. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market. Accordingly, holders of our common stock may have difficulty selling our common stock at prices they find acceptable or which accurately reflect the value of the Company.

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

Our stockholders may experience dilution due to issuances of additional securities.

We may in the future issue additional shares of our common stock to raise cash for operations or to fund acquisitions, to provide equity-based incentives to our management and employees, to permit our stockholders to invest cash dividends and optional cash payments in shares of our common stock, or as consideration in acquisition transactions. Additional equity offerings and issuances of additional shares of our common stock may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

Virginia law and the provisions of our articles of incorporation and bylaws could deter or prevent takeover attempts.

Our articles of incorporation and bylaws contain provisions that may discourage or delay uninvited attempts by third parties to gain control of us. These provisions include the division of our board of directors into classes with staggered terms, the ability of our board of directors to set the price, terms and rights of, and to issue, one or more series of our preferred stock, and the ability of our board of directors, in evaluating a proposed business combination or other fundamental change transaction, to consider the effect of the business combination on us and our stockholders, employees, customers and the communities we serve. Similarly, the Virginia Stock Corporation Act contains provisions designed to protect Virginia corporations and employees from the adverse effects of hostile corporate takeovers. These provisions reduce the possibility that a third party could effect a change in control without the support of our incumbent directors. These provisions may also strengthen the position of current management by restricting the ability of stockholders to change the composition of the board of directors, to affect its policies.

Item 1B.Unresolved Staff Comments

None.

Item 1C.Cybersecurity

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

The Company has established an enterprise risk management framework that outlines the processes and procedures the Company uses to identify, assess, mitigate, and monitor the risks faced by the Company, including cybersecurity risk. Within the overarching enterprise risk management framework, we maintain an information security program (“ISP”) designed to preserve the confidentiality, integrity, and availability of information or data on our systems and those of our service providers, as documented in our information security policy. The ISP encompasses the Company’s cybersecurity policies and practices and procedures that we use to identify, assess, mitigate, and monitor cybersecurity risks. The ISP follows relevant industry frameworks and standards set by the relevant legal and regulatory authorities and has been updated to align with the NIST Cybersecurity Framework 2.0.

As part of the ISP, the Company has a Cybersecurity Incident Response Plan (“CIRP”) and Incident Response Team (“IRT”). The IRT includes members of executive and senior management and other employees, including representatives from audit, compliance, human resources, finance, credit, information technology, information security, and legal. The IRT manages how incidents are defined, identified, and classified and ensures that procedures are in place to properly escalate, report and respond to incidents, as they are defined in the policy. The CIRP covers incident preparation, detection, analysis, and declaration, as well as plan execution and process guides for specific scenarios. Post incident activity, which covers incident termination, metrics, lessons learned, evidence retention, and plan maintenance is also included.

The Company maintains ongoing cybersecurity awareness training programs for employees to help prevent social engineering, phishing attacks, and other cyber threats. Additionally, the Company maintains cybersecurity insurance coverage as part of its overall risk mitigation strategy.

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

At the management level, the Company has designated an information security officer (“ISO”). Our ISO is responsible for the overall administration and execution of the ISP and reports to our EVP-CFO. Our ISO has over twenty years of experience working in information security. The ISO monitors the security of, among other things, systems, applications, tools, databases, computers, websites, cloud infrastructure, vendor tools, and user access systems. The ISO also works with and oversees third-party vendors that provide us with information security services and products. The ISO performs an annual information security risk assessment, which, among other things, documents inherent risk levels and controls in place to manage those risks. The information security risk assessment is presented to the Board annually. The ISO has various professional certifications in relevant fields. The ISO is responsible for administering and executing the ISP and formulating a risk-based approach for evaluating and managing technology and cybersecurity threats.

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

On a quarterly basis, the ISO reports to executive management and the Board information security risk issues, risk mitigation progress and developments, and information security enhancement initiatives. The ISO also reports the status of information security-related key risk indicators to executive management.

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

Additionally, the Company utilizes a third-party online brand protection service to identify, analyze, and facilitate the takedown of malicious mobile applications, social media accounts, and websites attempting to impersonate the Bank. While we cannot guarantee that all impersonation attempts will be successfully removed, this continuous monitoring service helps protect our customers and reputation from fraudulent actors.

Based on information known to us, we have not incurred material costs or losses related to cybersecurity incidents. However, like other financial institutions, we have experienced cybersecurity incidents and other technology-related events in the past that resulted in costs and/or operational impacts, and we may experience additional incidents in the future. However, the risk management and governance processes described above may not be sufficient to prevent cybersecurity incidents, and we could incur substantial costs and suffer other negative consequences from cybersecurity incidents. We can give no assurance that we have detected or protected against all cybersecurity threats or incidents. Please refer to “Emerging Technological Threats” included “Item 1A, Risk Factors” of this Annual Report on Form 10-K for additional information about material risks related to cybersecurity threats.

Item 2. Properties

Current Locations and Property

Depending on such factors as cost, availability, and location, we may either lease or purchase our operating facilities. The existing facilities that we have purchased typically have been former branches of other financial institutions. As of March 25, 2026 the Bank conducts its operations from 23 locations, of which we own 15 and lease 8. In addition, PWW operates from 1925 Atherholt Road, Lynchburg, Virginia, which it leases from the Bank.

The following table describes the location and general character of the Bank’s primary operating facilities:

Address	Type of Facility	Year Opened	Owned/Leased
5204 Fort Avenue Lynchburg, Virginia	Full-service branch with drive-through and ATM	2000	Owned

4698 South Amherst Highway Madison Heights, Virginia	Full-service branch with drive-through and ATM	2002	Owned

17000 Forest Road Forest, Virginia	Full-service branch with drive-through and ATM Headquarters for Mortgage Division	2005	Owned

164 South Main Street Amherst, Virginia	Full-service branch with drive-through and ATM	2007	Owned

1405 Ole Dominion Blvd Bedford, Virginia	Full-service branch with drive-through and ATM	2008	Owned

1110 Main Street Altavista, Virginia	Full-service branch with drive-through and ATM	2009	Owned

828 Main Street Lynchburg, Virginia	Corporate Headquarters; Full-service branch with drive-through and ATM	2004	Leased (1)

4935 Boonsboro Road, Suites C and D Lynchburg, Virginia	Full-service branch with drive-through and ATM	2006	Leased (2)

501 VES Road Lynchburg, Virginia	Limited-service branch	2010	Leased (3)

250 Pantops Mountain Road Charlottesville, Virginia	Limited-service branch	2015	Leased (4)

1391 South High Street Harrisonburg, Virginia	Full-service branch with drive-through and ATM	2015	Owned

1745 Confederate Blvd Appomattox, Virginia	Full-service branch with drive-through and ATM	2017	Owned

225 Merchant Walk Avenue Charlottesville, Virginia	Full-service branch with drive-through and ATM	2016	Leased (5)

3562 Electric Road Roanoke, Virginia	Full-service branch with ATM	2017	Leased (6)

800 South Main Street Blacksburg, Virginia	Mortgage origination office	2018	Leased (7)

550 East Water Street Suite 100 Charlottesville, Virginia	Full-service branch with ATM	2019	Owned

2101 Electric Road Roanoke, Virginia	Full-service branch with drive-through and ATM	2019	Leased (8)

45 South Main Street Lexington, Virginia	Full-service branch with ATM	2019	Owned

13 Village Highway Rustburg, VA 24588	Full-service branch with drive-through and ATM	2019	Owned

4105 Boonsboro Road Lynchburg, Virginia	Full-service branch with drive-through and ATM	2022	Owned

20795 Timberlake Road Lynchburg, Virginia	Full-service branch with drive-through and ATM	2025	Owned

19792 Main Street Buchanan, Virginia	Full-service branch with drive-through and ATM	2024	Owned

2935 Rockfish Valley Highway Nellysford, Virginia	Full-service branch with drive-through and ATM	2025	Owned

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

(3)Base lease expired May 31, 2025. The Bank currently leases the property on a month-to-month basis.

(4)Base lease expires April 30, 2030. We have one or more renewal options that we may exercise at our discretion subject to the terms and conditions outlined in the lease.

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

Interest in Additional Properties

1925 Atherholt Road, Lynchburg, Virginia currently serves as the office for the Company’s wholly-owned subsidiary, PWW, which leases the space from the Bank on a month-to-month basis. The property is held for possible future branch expansion, although the Bank does not currently have a timeline for opening a branch at this location.

The Bank also owns two additional properties in its market area, one held for possible future expansion or sale and one under contract for sale, subject to due diligence and other customary closing conditions.

The opening of any additional branches is contingent upon receipt of applicable regulatory approvals.

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

As of March 25, 2026, there were approximately 4,543,338 shares of Common Stock outstanding, which shares are held by approximately 1,700 active shareholders of record.

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

On January 27, 2026, Financial declared a cash dividend for the fourth quarter of 2025 of $0.11 per common share. The dividend was paid on March 6, 2026, to shareholders of record at the close of business on February 17, 2026. Financial will evaluate the factors set forth above in determining whether to continue paying cash dividends in 2026.

Financial does not have an active stock repurchase plan. During the quarter ended December 31, 2025, Financial repurchased no shares of common stock.

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

•the effects of widespread health emergencies or public health crises on the business, customers, employees and third-party service providers of Financial or any of its acquisition targets;

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

•government legislation and policies, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and its related regulations;

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

•geopolitical conflicts, international tensions, and related economic sanctions, which may have a destabilizing effect on financial markets and economic activity; and

•other risks and uncertainties set forth in this Annual Report on Form 10-K and, from time to time, in our other filings with the Securities and Exchanges Commission (“SEC”).

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

Overview

Financial is a bank holding company headquartered in Lynchburg, Virginia. Our primary business is retail banking which we conduct through our wholly-owned subsidiary, Bank of the James (which we refer to as the “Bank”). We conduct four other business activities: mortgage banking through the Bank’s Mortgage Division (which we refer to as “Mortgage”), investment services through the Bank’s Investment division (which we refer to as “Investment Division”), certain insurance activities through BOTJ Insurance, Inc., a subsidiary of the Bank, (which we refer to as “Insurance”), and investment advisory services through the Company’s wholly-owned subsidiary, Pettyjohn, Wood & White, Inc. (which we refer to as “PWW”).

Although we intend to increase other sources of revenue, our operating results depend primarily upon the Bank’s net interest income, which is determined by the difference between (i) interest and dividend income on earning assets, which consist primarily of loans, investment securities and other investments, and (ii) interest expense on interest-bearing liabilities, which consist principally of deposits and other borrowings. The Bank’s net income also is affected by its provision for credit losses, as well as the level of its noninterest income, including deposit fees and service charges, gains on sales of mortgage loans, and its noninterest expenses, including salaries and employee benefits, occupancy expense, data processing expenses, miscellaneous other expenses, franchise taxes, and income taxes. We expect PWW to continue enhancing our operating results through investment advisory fee income.

As discussed in more detail below,

•For the year ended December 31, 2025, Financial had net income of $9,022,000, an increase of $1,078,000 from net income of $7,944,000 for the year ended December 31, 2024.

•For the year ended December 31, 2025, earnings per basic and diluted common share were $1.99, as compared to earnings of $1.75 per basic and diluted common share for the year ended December 31, 2024.

•Net interest income increased to $32,807,000 for the current year from $29,236,000 for the year ended December 31, 2024.

•Noninterest income increased to $15,852,000 for the year ended December 31, 2025, from $15,137,000 for the year ended December 31, 2024.

•Total assets as of December 31, 2025, were $1,039,024,000 compared to $979,244,000 at the end of 2024, an increase of $59,780,000 or 6.10%.

•Net loans (excluding loans held for sale), net of unearned income and the allowance for credit losses, increased to $661,357,000 as of December 31, 2025 from $636,552,000 as of December 31, 2024.

•The net interest margin increased by 28 basis points to 3.39% for 2025, compared to 3.11% for 2024. The following table sets forth select financial ratios:

	For the Year Ended
	December 31,
	2025	2024
Return on average equity	12.68%	12.70%
Return on average assets	0.88%	0.80%
Dividend yield %	2.15%	2.52%
Average equity to total average assets	6.97%	6.28%

Effect of Economic Trends

A variety and wide scope of economic factors affect Financial’s success and earnings. Although interest rate trends are one of the most important of these factors, Financial believes that interest rates cannot be predicted with a reasonable level of confidence and therefore does not attempt to do so with complicated economic models. Rather than focusing on any single interest rate scenario, Financial prepares for multiple outcomes, including unexpected ones, in order to safeguard its margins against wide swings in interest rates.

Following the COVID-19 pandemic, the Federal Reserve maintained the target range for federal funds (“fed funds”) at 0% to 0.25% through early 2022. However, in response to elevated inflation and supply chain disruptions exacerbated by geopolitical tensions, the FOMC began an aggressive rate-hiking cycle in March 2022. Through a series of increases throughout 2022 and into 2023, including multiple 75 basis point increases, the FOMC raised the target rate from near zero to a peak range of 5.25% to 5.50% by July 2023 - the highest level in over two decades.

The FOMC maintained this restrictive monetary policy stance throughout the second half of 2023 and the first half of 2024, as inflation gradually moderated toward the Federal Reserve’s 2.0% target. In September 2024, with inflation showing sustained progress and labor market conditions normalizing, the FOMC initiated a rate-cutting cycle with a 50 basis point reduction, followed by additional 25 basis point cuts in November and December 2024, bringing the target range to 4.25% to 4.50% by year-end 2024.

During 2025, the FOMC continued its gradual easing cycle with three 25 basis point rate cuts at its September, October, and December meetings, bringing the target rate to a range of 3.50% to 3.75% as of December 31, 2025. These cuts totaled 75 basis points and brought the cumulative rate reduction since the peak in July 2023 to 175 basis points. At its January 2026 meeting, the FOMC voted to hold rates steady at 3.50% to 3.75%, pausing after three consecutive cuts to assess incoming economic data. As of mid-March 2026, the target rate remains at 3.50% to 3.75%.

The FOMC has indicated that further rate adjustments will depend on incoming economic data, particularly inflation metrics, labor market conditions, and overall economic growth. The Federal Reserve has emphasized its commitment to achieving maximum employment and returning inflation sustainably to its 2.0% target. The December 2025 Summary of Economic Projections indicated significant division among FOMC participants, with the median projection showing only one additional 25 basis point cut in 2026 and another in 2027, reflecting the Committee’s view that the fed funds rate is now approaching neutral levels.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value obtained when earning income, recognizing an expense, recovering an asset, or relieving a liability. The following critical accounting policies involve significant management judgment and have a material impact on our financial statements.

The allowance for credit losses (“ACL”) on loans represents management’s best estimate of lifetime expected losses in the loan portfolio as of the reporting date. The ACL is initially recognized upon origination or acquisition of loans and reflects management’s ongoing evaluation based on current conditions, past events, and reasonable and supportable forecasts of future economic conditions, including anticipated prepayments. The allowance is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision for (or recovery of) credit losses, which is recorded in the Consolidated Statements of Income.

The Company utilizes a discounted cash flow model to estimate its current expected credit losses. For purposes of calculating quantitative reserves, the Company has segmented its loan portfolio based on loans that share similar risk characteristics. Within the quantitative portion of the calculation, the Company utilizes at least one or more loss drivers, which may include unemployment rates and/or gross domestic product (“GDP”), to adjust its loss rates over a reasonable and supportable forecast period of one year. A straight-line reversion technique is used for the following four quarters, at which time the Company reverts to historical averages. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider qualitative factors, including but not limited to: variability in the economic forecast, changes in volume and severity of adversely classified loans, changes in concentrations of credit, changes in the nature and volume of the loan segments, factors related to credit administration, and other idiosyncratic risks not embedded in the data used in the model. Additional analysis and detailed information on the ACL and loan portfolio quality can be found in “Management’s Discussion and Analysis – Analysis of Financial Condition – Asset Quality.”

Goodwill resulting from business combinations represents the excess of consideration transferred over the fair value of net identifiable assets acquired and is assigned to the applicable reporting unit. Goodwill is tested for impairment annually as of September 1, or more frequently if events or changes in circumstances indicate that it may be impaired. The impairment evaluation begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If necessary, a quantitative test is performed by comparing the reporting unit’s carrying amount to its estimated fair value. Fair value is determined using discounted cash flow analyses, market-based approaches, or a combination of valuation methodologies, as appropriate. An impairment charge is recognized for the amount by which the carrying value exceeds fair value. Determining fair value requires significant management judgment, including assumptions related to projected future cash flows, discount rates, growth rates, and prevailing market conditions.

RESULTS OF OPERATIONS

Year Ended December 31, 2025 compared to year ended December 31, 2024

Net Income

The net income for Financial for the year ended December 31, 2025, was $9,022,000 or $1.99 per basic and diluted share compared with net income of $7,944,000 or $1.75 per basic and diluted share for the year ended December 31, 2024. Note 13 of the consolidated financial statements provides additional information with respect to the calculation of Financial’s earnings per share.

The increase of $1,078,000 in 2025 net income compared to 2024 was due primarily to a significant increase in our net interest income. Net interest income grew $3,571,000, or 12.2%, driven by improved net interest margin, higher loan yields, and reduced interest expense following the retirement of approximately $10.05 million in capital notes discussed below. The increase in net income was also in part due to growth in noninterest income, including a 10.4% increase in wealth management fees to $5,347,000 in 2025 from $4,843,000 in 2024. Core operating performance strengthened in 2025. The year-over-year comparison was partially offset by lower credit loss recoveries of $35,000 in 2025 compared to $655,000 in 2024.

Additionally, the Company’s efficiency ratio, calculated as noninterest expense divided by the sum of net interest income and noninterest income, improved to 77.17% in 2025 from 79.11% in 2024, as revenue growth of 9.7% outpaced expense growth of 7.0%. The improvement reflects the substantial increase in net interest income driven by margin expansion and lower interest expense following the retirement of capital notes, together with disciplined expense management initiatives, including vendor renegotiations. The efficiency ratio is a non-GAAP financial measure used by the Company to assess operational efficiency, and no non-recurring adjustments were applied in its calculation.

These operating results represent a return on average stockholders’ equity of 12.68% for the year ended December 31, 2025, compared to 12.70% for the year ended December 31, 2024. Our return on average stockholders’ equity decreased modestly despite the 13.6% increase in net income due to a significant increase in stockholders’ equity, which grew 23.4% from $64,865,000 at December 31, 2024, to $80,048,000 at December 31, 2025. The return on average assets for the year ended December 31, 2025, was 0.88% compared to 0.80% in 2024, reflecting improved profitability relative to our asset base.

Provision for Credit Losses

The provision for credit losses was a net recovery of $35,000 for the year ended December 31, 2025, compared to a net recovery of $655,000 for 2024, a decrease of $620,000. Both amounts include the provision for credit losses on unfunded commitments. The 2025 figure consisted of a recovery of credit losses on loans of $166,000 and a provision for credit losses on unfunded commitments of $131,000, as compared with a recovery of credit losses on loans of $533,000 and a recovery of credit losses on unfunded commitments of $122,000 for 2024. The decrease from 2024 reflected loan growth of approximately $24,212,000, which required additional reserves, partially offset by the impact of model updates implemented in the second quarter of 2025, as described in Note 5. In the second quarter, the Company, in collaboration with its third-party model vendor and as part of ongoing model governance, implemented updates to the quantitative CECL loss models for collectively evaluated loan segments that use discounted cash flow techniques. The updates (i) revised certain maximum loss-rate parameters and (ii) incorporated additional post-COVID historical loss data. Provision activity in the third and fourth quarters of 2025 reflected the continued application of the updated models together with normal portfolio dynamics, updated economic forecasts, and loan growth trends. The allowance for credit losses as a percentage of total loans was 0.97% at December 31, 2025, compared to 1.09% at December 31, 2024.

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

Interest income increased to $46,655,000 for the year ended December 31, 2025, from $44,643,000 for the year ended December 31, 2024. This increase was due to growth in average earning assets, which increased 3.14% as loan balances increased, and a modest increase in the yields on average earning assets, which primarily consist of loans and investment securities, as discussed below. The increase was driven by an increase in the rates received on loans and investment securities and was partially offset by a decrease in rate received on fed funds sold.

Net interest income for 2025 increased substantially, to $32,807,000 from $29,236,000 in 2024, representing growth of $3,571,000 or 12.2%. This improvement was driven by a significant decline in interest expense, which decreased 10.1% from $15,407,000 in 2024 to $13,848,000 in 2025, combined with steady growth in interest income. The decrease in interest expense primarily reflected the moderately easing interest rate environment during 2025, the Bank’s active management of deposit pricing as competitive pressures moderated, and the retirement of approximately $10.05 million in capital notes at the end of the second quarter of 2025, which eliminated interest expense on those borrowings. The average balance of interest-bearing liabilities increased 2.39%, from $783,003,000 for the year ended December 31, 2024, to $801,692,000 for the year ended December 31, 2025. However, the average interest rate paid on interest-bearing liabilities decreased by 24 basis points to 1.73% in 2025 from 1.97% in 2024, as the Federal Reserve’s rate cuts beginning in September 2024 and continuing through 2025 allowed the Bank to reduce deposit pricing.

The net interest margin increased to 3.39% in 2025 from 3.11% in 2024, an improvement of 28 basis points. The average rate on earning assets increased modestly by 7 basis points from 4.75% in 2024 to 4.82% in 2025, as new loan originations and repricing of variable-rate loans continued at elevated market rates. Meanwhile, the average rate on interest-bearing deposits decreased from 1.92% in 2024 to 1.68% in 2025, a decline of 24 basis points, reflecting the Bank’s pricing discipline as the competitive environment for deposits moderated and market rates declined. As of December 31, 2025, time deposits were $235,328,000, as the Bank successfully managed the overall cost of these deposits downward as maturing certificates of deposit were renewed at lower rates consistent with the declining interest rate environment. Because of Financial’s asset interest rate sensitivity, we anticipate that a decrease in interest rates likely would have a negative impact on our results of operations while an increase likely would have a positive impact on our results of operations.

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

Net Interest Margin Analysis
Average Balance Sheets
For the Years Ended December 31, 2025 and 2024
(dollars in thousands)
	2025			2024
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned
ASSETS	Sheet	Expense	Paid	Sheet	Expense	/Paid
Loans, including fees (1)(2)	$ 654,835	$ 37,052	5.66%	$ 623,769	$ 34,293	5.50%
Loans held for sale	3,271	202	6.18%	3,494	212	6.07%
Federal funds sold	70,528	3,020	4.28%	69,216	3,629	5.24%
Interest-bearing bank balances	13,972	559	4.00%	8,769	775	8.84%
Securities taxable (3)	220,154	5,589	2.54%	229,574	5,566	2.42%
Securities non taxable	4,848	171	3.53%	3,419	92	2.69%
Total securities	225,002	5,760	2.56%	232,993	5,658	2.43%
Federal agency equities	1,458	92	6.31%	1,442	95	6.59%
Correspondent bank equity	367	6	1.63%	218	-	0.00%

Total earning assets	969,433	46,691	4.82%	939,901	44,662	4.75%

Allowance for credit losses	(6,623)			(7,089)
Non-earning assets	57,346			62,927

Total assets	$ 1,020,156			$ 995,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	409,353	2,997	0.73%	398,428	3,589	0.90%
Savings	147,634	1,952	1.32%	136,169	1,866	1.37%
Time deposits	228,401	8,282	3.63%	225,894	9,173	4.06%

Total interest bearing deposits	785,388	13,231	1.68%	760,491	14,628	1.92%

Other borrowed funds
Financing leases	2,446	65	2.66%	2,865	76	- %
Other borrowings	9,013	389	4.32%	9,602	376	3.92%
Capital Notes	4,845	163	3.36%	10,045	327	3.26%
Total interest-bearing liabilities	801,692	13,848	1.73%	783,003	15,407	1.97%

Noninterest bearing deposits	136,100			140,958
Other liabilities	11,231			9,202

Total liabilities	949,023			933,163

Stockholders’ equity	71,133			62,575

Total liabilities and
Stockholders’ equity	$ 1,020,156			$ 995,738

Net interest earnings	$ 32,843		$ 29,255

Net interest margin		3.39%		3.11%

Interest spread		3.09%		2.78%

(1)Net deferred loan fees and costs are included in interest income.

(2)Nonperforming loans are included in the average balances. However, interest income and yields calculated do not reflect any accrued interest associated with non-accrual loans.

(3)The interest income and yields calculated on securities have been tax affected to reflect any tax-exempt interest on municipal securities using the Company’s applicable federal tax rate of 21% for each year. This tax-exempt income is exempt from federal income tax only; no state tax adjustment was included as state net operating loss carryforwards eliminated state income tax liability in both periods presented. Accordingly, 21% represents the full combined marginal rate applied in the tax equivalent calculation.’

Interest income and expenses are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. The following table shows the direct causes of the year-to-year changes in components of net interest income on a taxable equivalent basis:

	Volume and Rate
	(dollars in thousands)
	Years Ending December 31,
	2025			2024
			Change in			Change in
	Volume	Rate	Income/	Volume	Rate	Income/
	Effect	Effect	Expense	Effect	Effect	Expense
Loans	$ 1,742	$ 1,017	$ 2,759	$ 389	$ 2,766	$ 3,155
Loans AFS	(14)	4	(10)	(1)	(27)	(28)
Federal funds sold	70	(679)	(609)	1,148	19	1,167
Interest bearing bank balances	(2,797)	2,581	(216)	14	265	279
Securities taxable	(110)	133	23	144	551	695
Securities nontaxable	46	33	79	-	-	-
Federal agency equities	1	(4)	(3)	8	5	13
Correspondent bank equity	-	6	6	-	-	-
Total earning assets	$ (1,062)	$ 3,091	$ 2,029	$ 1,701	$ 3,580	$ 5,281

Liabilities:
Demand interest bearing	$ 101	$ (693)	$ (592)	$ (49)	$ 1,317	$ 1,268
Savings	152	(66)	86	74	1,129	1,203
Time deposits	104	(995)	(891)	1,518	1,859	3,377
Financing leases	(11)	0	(11)	(10)	(0)	(10)
FHLB borrowings	-	-	-	(16)	(16)	(31)
Capital notes	(174)	10	(164)	-	-	-
Other borrowings	(20)	33	13	(23)	1	(22)
Total interest-bearing liabilities	$ 151	$ (1,710)	$ (1,559)	$ 1,495	$ 4,290	$ 5,785
Change in net interest ncome	$ (1,213)	$ 4,801	$ 3,588	$ 206	$ (710)	$ (504)

Net interest income on a taxable equivalent basis was $32,843,000 for the year ended December 31, 2025, compared to $29,255,000 for the year ended December 31, 2024. The tax equivalent adjustment, which reflects the grossing up of tax-exempt municipal securities income at the 21% federal statutory rate, was $36,000 for 2025 and $19,000 for 2024. No state tax adjustment was included as state net operating loss carryforwards eliminated state income tax liability in both periods presented. Net interest income as reported on a GAAP basis was $32,807,000 and $29,236,000 for the years ended December 31, 2025 and 2024, respectively.

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

The Bank, through the Mortgage Division originates both conforming and non-conforming consumer residential mortgages and reverse mortgage loans primarily in the Region 2000 area as well as in Charlottesville, Harrisonburg, Roanoke, Lexington, Blacksburg, and Wytheville. As part of the Bank’s overall risk management strategy, all of the loans originated and closed by the Mortgage Division are presold to mortgage banking or other financial institutions. The Mortgage Division and assumes negligible credit or interest rate risk on these mortgages. We operate the Mortgage Division primarily with non-delegated correspondent relationships that allow the Bank to close loans in its name before an investor purchases the loan. By using the Bank’s funds to close the loan (as compared to a broker relationship in which loans are funded by the purchaser of the mortgage), the Bank is able to obtain better pricing due to the slight increase in risk. In 2025 and 2024, approximately 15.04% and 13.21% percent of our loans by total origination amount.

The Mortgage Division originated 659 mortgage loans, totaling approximately $199,563,000 during the year ended December 31, 2025, as compared with 633 mortgage loans, totaling $190,669,000 in 2024. The increase in originations was due to continued purchase activity in our market areas, including markets served by the Mortgage Division. Loans for new home purchases comprised 80.66% of the total volume in 2025, as compared to 81% in 2024. The Mortgage Division’s revenue is derived from gains on sales of loans held-for-sale to the secondary market. For the year ended December 31, 2025 and 2024, the Mortgage Division accounted for approximately 6.27% and 8.33% of Financial’s pre-tax net income, contributing $699,000 and $827,000, respectively. Because of the uncertainty surrounding current and near-term economic conditions, management cannot predict future mortgage rates. Management also anticipates that in the near to medium term, if rates are above the mid- 6% range and prices remain relatively steady or increase, refinancing opportunities will be limited, and the majority of the loan mix will continue to lean towards new home purchases and away from refinancing. The Mortgage Division’s presence in the Wytheville market area continues to develop. Management expects that the Mortgage Division’s reputation in its markets and our offices and producers present an opportunity for us to continue to grow the Mortgage Division’s market share and, in the longer term, revenue.

Service charges, fees, and commissions increased to $4,273,000 for the year ended December 31, 2025, from $4,003,000 for the year ended December 31, 2024. Contributing factors included growth in merchant services income, higher debit card interchange income, a Visa network incentive fee earned for the first time in 2025, and modestly higher wire transfer fees and business online banking fees. These increases were partially offset by a decline in commercial credit card interchange fees. Overall, the improvement reflects continued growth in customer accounts and payment transaction activity across the Bank’s service offerings.

Investment provides brokerage services to its clients through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third-party broker-dealer operates a service center adjacent to one of the branches of the Bank. The center is staffed by dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and, in some cases, ongoing management fees such as mutual fund 12b-1 fees. Investment’s financial impact on our consolidated revenue has been minimal. Although management cannot predict the financial impact of Investment with certainty, management anticipates it will continue to be a relatively small component of revenue in 2026.

We provide insurance and annuity products to Bank customers and others through the Bank’s Insurance subsidiary. Insurance generates minimal revenue, and its financial impact on our consolidated revenue has been immaterial. Management anticipates that Insurance’s impact on noninterest income will remain immaterial in 2026.

We conduct our investment advisory business through PWW, a wholly-owned subsidiary of Financial acquired on December 31, 2021. PWW is a Lynchburg, Virginia-based investment advisory firm that had approximately $650 million in assets under management and advisement at the time of the acquisition. As of December 31, 2025, PWW’s assets under management were approximately $1,028,928,000. PWW generates revenue primarily through investment advisory fees. The investment advisory fees will vary based on the value of assets under management. Assets under management may fluctuate due to both client action and fluctuations in the equity and debt markets. Despite the potential for fluctuation, we anticipate that PWW will continue to contribute meaningfully to the Company’s consolidated net income. For the year ended December 31, 2024, PWW had fee income of $4,843,000. PWW’s fee income increased to $5,328,000 for the year ended December 31, 2025, representing growth of 10.4%. For the year ended December 31, 2025 and 2024, PWW accounted for approximately 22.5% and 21.5% of Financial’s pre-tax net income, respectively.

The Bank has invested in two Small Business Investment Company (SBIC) funds as part of its community development and investment strategy. At December 31, 2025, the carrying value of these investments totaled $3,217,000, compared to $2,529,000 at December 31, 2024. The Bank has outstanding capital commitments of $1,220,000 related to these funds, which may be drawn over time at the discretion of the fund managers. Income from SBIC investments totaled $506,000 for the year ended December 31, 2025, compared to $934,000 for the year ended December 31, 2024. The decrease of $427,841, or 45.8%, reflects variability and timing in fund distributions, which are driven by the underlying investment activity and performance of portfolio companies within each fund and are not necessarily indicative of future results.

Noninterest income increased to $15,852,000 in 2025 from $15,137,000 in 2024. The principal components of this change are reflected in the table below. The following table details our noninterest income for the periods indicated:

	Noninterest Income
	(dollars in thousands)
	December 31,
	2025	2024
Gains on sale of loans held for sale	$4,853	$4,494
Service charges, fees and commissions	4,273	4,003
Wealth management fees	5,347	4,843
Life insurance income	769	721
Income from SBIC fund	506	934
Other	77	80
Gain on sales and calls of securities, net	27	62

Total noninterest income	$15,852	$15,137

The following table details the Company’s noninterest expense for the periods indicated:

	Noninterest Expense
	(dollars in thousands)
	December 31,
	2025	2024
Salaries and employee benefits	$20,960	$19,294
Occupancy	2,136	1,964
Equipment	2,765	2,499
Supplies	631	542
Professional and other outside expenses	3,967	3,471
Data processing	2,487	3,057
Marketing	867	768
Credit expense	904	816
FDIC insurance expense	518	441
Amortization of intangibles	561	560
Other	1,753	1,693
Total noninterest expense	$37,549	$35,105

The increase in noninterest expense from $35,105,000 in 2024 to $37,549,000 in 2025 was driven by normal operating cost increases, including salaries and employee benefits reflecting annual compensation adjustments and the impact of staffing for a branch location opened in April 2025. Variable compensation related to mortgage origination increased consistent with changes in mortgage volume. The year-over-year increase was also driven by higher professional and other outside expenses, primarily due to a non-recurring fee paid to a consultant engaged to assist the Company with the negotiation of an amendment to and extension of the contract with its core service provider. However, the year-over-year increase was significantly moderated by successful cost reduction initiatives implemented during 2025. Specifically, the Company achieved meaningful reductions in data processing expenses through vendor contract renegotiations completed during the year. Management anticipates that the amended contract with the Company’s core provider, which was effective April 1, 2025, will generate significant savings over the term of the contract as compared to the previous contract. Marketing and advertising expenses increased as the Company continued to support customer acquisition and growth initiatives across its markets. Other expenses increased by $61,000, primarily due to higher software and software licensing costs, office supplies and mail handling expenses These increases were partially offset by lower printing costs and modest decreases in other expense categories.

Income Tax Expense

For the year ended December 31, 2025, Financial recorded federal income tax expense of $1,997,000, compared to federal income tax expense of $1,851,000 for the year ended December 31, 2024, resulting in effective tax rates of 17.92% and 18.66%, respectively. The Company’s effective tax rate was lower than the federal statutory corporate tax rate of 21% in both periods primarily due to permanent tax benefits associated with earnings on bank-owned life insurance and certain tax-exempt municipal securities and loans. These benefits were partially offset by the impact of state income taxes. For the year ended December 31, 2025, Financial recorded total income tax expense (federal and state) of $2,123,000, compared to total income tax expense (federal and state) of $1,979,000 for the year ended December 31, 2024, resulting in effective tax rates of 19.05% and 19.94%, respectively. Note 12 of the consolidated financial statements provides additional information regarding income tax expense and deferred tax accounts for 2025 and 2024.

ANALYSIS OF FINANCIAL CONDITION

As of December 31, 2025 and December 31, 2024

General

Our total assets were $1,039,024,000 at December 31, 2025, an increase of $59,780,000 or 6.1% from $979,244,000 at December 31, 2024. This reflects balanced growth across our core business lines and marked the first time the Company has exceeded $1 billion in total assets at year-end. The increase was primarily driven by growth in loans, net of allowance for credit losses, which increased $24,805,000 or 3.9%, reflecting organic loan demand in our Virginia markets. As explained in more detail below, deposits increased from $882,404,000 on December 31, 2024, to $937,129,000 on December 31, 2025, representing growth of $54,725,000 or 6.2%. The deposit growth in excess of loan growth was deployed into a combination of federal funds sold, interest-bearing balances at other financial institutions, and investment securities, providing the Company with enhanced liquidity and interest income while maintaining flexibility to fund future loan growth.

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

Loans, net of unearned income and the allowance, increased to $661,357,000 on December 31, 2025, from $636,552,000 on December 31, 2024, representing growth of $24,805,000 or 3.9%. Total loans increased due to continued demand and originations across our lending portfolios, with particular strength in commercial real estate and consumer lending. The moderate growth rate reflects the Bank’s disciplined underwriting approach in a competitive market environment, as management maintained credit quality standards while selectively pursuing attractive lending opportunities. Competition for qualified borrowers continues to remain strong, with pricing pressure in certain segments as competitors seek to deploy excess liquidity.

As of December 31, 2025, the Bank had $1,704,000, or 0.26% of total loans, in nonaccrual status, compared with $1,640,000, or 0.25% of total loans, at December 31, 2024. The increase in nonaccrual loans was primarily attributable to higher balances in real estate and commercial loans, partially offset by declines in consumer loans during 2025. Despite the modest increase, nonaccrual loans remained at a low level relative to total loans. Management continues to focus on maintaining nonperforming assets at low levels through proactive collection efforts and, when appropriate, the liquidation of underlying collateral. The Bank works with borrowers on a case-by-case basis to protect its interests. However, the level of nonaccrual loans may be affected by changes in unemployment levels, housing market conditions, and broader economic conditions at the local, regional, and national levels. See “Asset Quality” below.

The following table summarizes net charge-offs, average loan balance and the percentage of net (charge-offs) recoveries to average loan balance for each of the Company’s loan segments at the end of the period:

	Loan Portfolio
	(dollars in thousands)
	December 31,
2025	(Recovery of) Provision for Credit Losses	Net (Charge-offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge-offs) Recoveries to Average Loans
Commercial	$4	$7	$66,318	0.01%
Commercial real estate	(443)	(14)	370,080	0.00%
Consumer	387	(390)	83,126	-0.47%
Residential	(114)	(31)	135,311	-0.02%
Total	$(166)	$(428)	$654,835	-0.07%

2024
Commercial	$(20)	$192	$65,588	0.29%
Commercial real estate	(273)	7	342,641	0.00%
Consumer	(216)	(35)	77,080	-0.05%
Residential	(24)	1	138,460	0.00%
Total	$(533)	$165	$623,769	0.03%

The provision amounts in the table above reflect only the provision for (recovery of) credit losses on loans. Total provision for (recovery of) credit losses as reported in the Consolidated Statements of Income was a recovery of $35,000 and $655,000 for the years ended December 31, 2025 and 2024, respectively. The Consolidated Statements of Income also includes provision for (recovery of) credit losses on unfunded commitments.

The following table sets forth the maturities of the loan portfolio at December 31, 2025:

	Remaining Maturities of Selected Loans
	(dollars in thousands)
	At December 31, 2025
	Due in	After One,	After Five,
	One Year	but Within	but Within	After
	or Less	Five Years	Fifteen Years	Fifteen Years	Total
Commercial	$ 14,359	$ 18,372	$ 23,473	$ 10,190	$ 66,394
Commercial Real Estate	32,704	58,924	129,933	160,164	381,725
Consumer	3,969	18,091	61,797	4,305	88,162
Residential	15,443	11,590	22,576	81,917	131,526
Total	$ 66,475	$ 106,977	$ 237,779	$ 256,576	$ 667,807

Loans with fixed interest rates:
Commercial	$ 6,310	$ 16,449	$ 5,658	$ 398	$ 28,815
Commercial Real Estate	25,319	52,308	24,477	174	102,278
Consumer	1,209	2,513	17,383	1,763	22,868
Residential	7,225	6,609	4,912	1,388	20,134
Total	$ 40,063	$ 77,879	$ 52,430	$ 3,723	$ 174,095

Loans with variable interest rates:
Commercial	$ 8,048	$ 1,924	$ 17,816	$ 9,791	$ 37,579
Commercial Real Estate	7,386	6,616	105,455	159,991	279,448
Consumer	2,759	15,578	44,414	2,542	65,293
Residential	8,219	4,981	17,663	80,529	111,392
Total	$ 26,412	$ 29,099	$ 185,348	$ 252,853	$ 493,712

Deposits

Total deposits increased by 6.2%, from $882,404,000 at December 31, 2024, to $937,129,000 at December 31, 2025, representing growth of $54,725,000. This deposit growth was driven by core deposit expansion, including noninterest bearing demand deposits and interest-bearing transaction accounts reflecting successful customer relationship growth and the maturation of branch locations opened in 2024 and 2025. Noninterest-bearing demand deposits increased by $1,764,000, or 1.4%, from $129,692,000 at December 31, 2024, to $131,456,000 at December 31, 2025. This increase reflects our stable customer base as the competitive environment for deposits moderated following Federal Reserve rate cuts, reducing the incentive for customers to migrate funds to higher-yielding accounts. Interest-bearing deposits increased by $52,961,000, or 7.0%, from $752,712,000 at December 31, 2024, to $805,673,000 at December 31, 2025, driven by new customer relationships, growth in existing customer balances, and the ongoing maturation of our branch network. We continue to pursue deposit growth in all our markets and remain focused on acquiring primary checking accounts from commercial loan customers to strengthen our core deposit base. The Company’s strong deposit franchise and relationship-focused approach enabled successful deposit gathering even as the declining interest rate environment allowed the Bank to reduce rates paid on deposits during 2025.

The following table sets forth the average deposit balances and the rates paid on deposits for the years indicated:

	Average Deposits and Rates Paid
	(dollars in thousands)
	Year Ended December 31,
	2025		2024
	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$142,123	-	$140,958	-
Interest-bearing deposits
Interest checking	$328,064	0.55%	$314,112	0.63%
Money market	81,289	1.46%	84,316	1.89%
Savings	147,634	1.32%	136,169	1.37%
Time deposits
Less than or equal to $250,000	180,391	3.60%	184,369	4.01%
Greater than $250,000	48,010	3.73%	41,525	4.29%
Total interest-bearing deposits	$785,388	1.68%	$760,491	1.92%
Total deposits	$927,511		$901,449

The following table sets forth the maturity schedule for certificates of deposits greater than $250,000:

	Maturities of CD’s Greater than $ 250,000
	(dollars in thousands)
	Less than Three Months	Three to Six Months	Six to Twelve Months	Greater than One Year	Total
At December 31, 2025	$17,854	$16,051	$10,988	$3,116	$48,010

In addition to our time deposit maturity profile, we consider the level of deposits that may be more sensitive to changes in market conditions. As of December 31, 2025, deposits in accounts with balances exceeding the FDIC insurance limit of $250,000 totaled approximately $289,069,000 (approximately 30.85% of total deposits), compared to approximately $275,654,000 (approximately 31.24% of total deposits) as of December 31, 2024. These amounts are based on account balances calculated without applying FDIC deposit insurance aggregation rules across accounts or ownership capacities and, as a result, the amounts presented may differ from the actual portion of deposits that is uninsured. Excluding public deposits that are collateralized in accordance with applicable requirements, deposits in accounts exceeding the FDIC insurance limit totaled approximately $252,818,000 (approximately 26.98% of total deposits) and $236,358,000 (approximately 26.79% of total deposits) as of December 31, 2025 and 2024, respectively.

Larger-balance deposits may be more rate-sensitive or otherwise more likely to migrate in response to market conditions, which could increase our funding costs and/or affect our liquidity.

Cash and Cash Equivalents

Cash and cash equivalents increased from $73,309,000 on December 31, 2024, to $84,475,000 on December 31, 2025. Federal funds sold increased to $55,937,000 on December 31, 2025, from $50,022,000 on December 31, 2024. The Company’s liquidity position strengthened during 2025, as deposit growth of $54,725,000 exceeded loan growth of $24,805,000. This increased liquidity was deployed across a combination of loans, federal funds sold, interest-bearing deposits at other financial institutions, and securities available-or-sale, balancing the objectives of earning competitive returns, maintaining operational flexibility, and managing interest rate risk. The Company continually evaluates its liquidity deployment strategy and may adjust the allocation among these liquid assets based on market conditions, anticipated loan demand, and the overall interest rate environment. Fluctuations in cash, federal funds sold, and short-term investment balances reflect our ongoing liquidity management practices and our conservative approach to balance sheet management.

Investment Securities

The investment securities portfolio of the Bank is used as a source of income and liquidity.

The following table summarizes the fair value of the Bank’s securities portfolio for the periods indicated:

	Securities Portfolio
	(dollars in thousands)
	December 31,
	2025	2024
Held-to-maturity
U.S. agency obligations	$3,315	$3,170

Available-for-sale
U.S. agency obligations	$85,363	$73,060
Mortgage backed securities	61,040	58,973
Municipals	55,163	41,561
Corporates	12,562	14,322
Total available-for-sale	$214,128	$187,916

Deposited funds are generally invested in overnight vehicles, including federal funds sold, until approved loans are funded. The decision to purchase investment securities is based on several factors, individually or in combination, including:

a)Whether yields on investment securities rated “A” or better by Standard & Poor’s are materially higher than the overnight federal funds rate, while credit quality and duration characteristics remain within the Company’s risk tolerance;

b)Whether demand for loan funding exceeds the rate of deposit growth, which affects the level of surplus liquidity;

c)Management’s objective of maintaining a minimum of 6% of the Bank’s total assets in a combination of federal funds sold and investment securities (including both available-for-sale and held-to-maturity portfolios); and

d)Whether the maturity and call structure of potential investments aligns with management’s asset/liability management strategy.

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

Management maintains a portion of available funds in liquid assets to ensure the Bank can fund anticipated loan growth and other higher-yielding earning assets as opportunities arise. Because loans generally provide higher yields than overnight instruments and many investment securities, this approach allows the Bank to deploy liquidity into higher-return assets while maintaining appropriate liquidity levels and managing interest rate risk.

Securities held-to-maturity at amortized cost decreased from $3,606,000 at December 31, 2024, to $3,590,000 at December 31, 2025, due to normal amortization of premiums and scheduled paydowns/maturities. The decision to classify securities as held-to-maturity reflects management’s intent and ability to hold such securities until maturity, based on the assessment that the related funds will not be required for liquidity needs during the securities’ contractual term. Held-to-maturity securities may, however, be pledged to secure public deposits or short-term borrowings.

The portfolio of securities available-for-sale increased from $187,916,000 at December 31, 2024, to $214,128,000 at December 31, 2025. This increase resulted from purchases of $44,263,000 using excess liquidity from strong deposit growth, partially offset by principal repayments, maturities, and calls totaling $23,754,000 and proceeds from sales of $4,227,000, on which net gains of $27,000 were realized. The fair value of the portfolio improved by approximately $7,978,000 (net of tax) during 2025, as declining interest rates increased the market value of the Bank’s fixed-rate securities holdings. Unrealized losses on the available-for-sale portfolio decreased from $22,915,000 (net of tax) at December 31, 2024, to $14,937,000 (net of tax) at December 31, 2025.

The following table shows the maturities of held-to-maturity and available-for-sale securities at fair value and amortized cost at December 31, 2025 and 2024 and the approximate weighted average yields of such securities. Weighted average yields on all securities including state and political subdivision securities are shown on a pre-tax basis. Financial attempts to maintain diversity in its portfolio and maintain credit quality and repricing terms that are consistent with its asset/liability management and investment practices and policies. For further information on Financial’s securities, see Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

	Securities Portfolio Maturity Distribution / Yield Analysis
	(dollars in thousands)
	At December 31, 2025
	Less than One Year	One to Five Years	Five to Ten Years	Greater than Ten Years	Total
Held to Maturity
U.S. agency
Amortized cost	$-	$399	$2,017	$1,174	$3,590
Market value	$-	$387	$1,900	$1,028	$3,315
Weighted average yield		3.00%	2.86%	3.32%

Available for sale securities
U.S. agency
Amortized cost	$2,009	$43,919	$33,389	$9,730	$89,047
Market value	$1,973	$41,912	$31,765	$9,713	$85,363
Weighted average yield	1.64%	1.92%	3.21%	4.17%
Mortgage Backed Securities
Amortized cost	$-	$4,817	$9,183	$53,894	$67,894
Market value	$-	$4,857	$8,737	$47,446	$61,040
Weighted average yield		4.35%	2.19%	2.33%
Municipals
Amortized cost	$224	$7,459	$16,194	$39,217	$63,094
Market value	$223	$7,089	$14,605	$33,246	$55,163
Weighted average yield	2.60%	1.92%	2.64%	3.23%
Corporate
Amortized cost	$1,000	$3,500	$8,500	$-	$13,000
Market value	$992	$3,446	$8,124	$-	$12,562
Weighted average yield	2.47%	3.65%	3.60%	-%

Total portfolio
Amortized cost	$3,233	$60,094	$69,283	$104,015	$236,625
Market value	$3,188	$57,691	$65,131	$91,433	$217,443
Weighted average yield	1.96%	2.20%	2.90%	2.81%

Cash surrender value of bank-owned life insurance

The Company maintains bank-owned life insurance (“BOLI”) on the lives of certain officers. The Company is the owner and sole beneficiary of the BOLI policies. As of December 31, 2025, the BOLI had a cash surrender value of $23,676,000, an increase of $769,000 from the cash surrender value of $22,907,000, as of December 31, 2024. The Company purchased no additional BOLI in 2025 and $600,000 in 2024. With the exception of purchases, the value of BOLI increases from the cash surrender values of the pool of insurance. The increase in cash surrender value is recorded as a component of noninterest income; however, the Company does not pay tax on the increase in cash value. This profitability is used to offset a portion of current and future employee benefit costs. BOLI can be liquidated if necessary with associated tax costs. However, the Company intends to hold this pool of insurance, because it provides income that enhances the Company’s capital position. Therefore, the Company has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

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

Funding sources for the Bank primarily include paid-in capital and customer-based deposits, and also include borrowed funds and cash flow from operations. The Bank maintains multiple alternative sources of liquidity, including, among others, unsecured and secured borrowing arrangements, the ability to sell investment securities, federal funds purchased, advances through the Federal Home Loan Bank of Atlanta (“FHLBA”) and other correspondent relationships, and brokered certificate of deposit arrangements.

Federal Home Loan Bank of Atlanta. The Bank is a member of the FHLBA and may obtain advances subject to the FHLBA’s lending requirements and the amount and type of eligible collateral pledged. As of December 31, 2025, the Bank’s remaining available credit through the FHLBA was $303,408,000, based on the most recent calculation. The Bank had pledged loans and securities with an estimated book value of approximately $66,510,000, which supported total potential borrowings of up to $47,574,000, of which $0 was drawn and outstanding as of December 31, 2025. Additional collateral would be required for additional borrowing capacity to become available up to the Bank’s maximum potential eligibility.

Unsecured federal funds lines. The Bank maintains unsecured federal funds lines with multiple correspondent banking institutions with aggregate borrowing availability of approximately $58.0 million as of December 31, 2025. Borrowings under these lines are subject to customary terms and conditions and counterparty approval.

At December 31, 2025, liquid assets, which include cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, and securities available-for-sale, totaled $298,603,000, as compared to $261,225,000 at December 31, 2024. Investment securities traditionally provide a secondary source of liquidity because they can be converted into cash in a timely manner. However, approximately $115,815,000 of these securities are pledged to secure public deposits and unfunded lines of credit. In the event any secured line of credit is drawn upon, the related debt would need to be repaid before the securities could be sold and converted to cash.

The Bank’s liquidity position remained strong throughout 2025, supported by robust deposit growth and diversified funding sources. Management continues to actively monitor our sources and uses of funds in order to meet our cash needs and cash flow requirements while maximizing profits. Our ongoing liquidity management framework includes internal stress testing scenarios and contingency plans to address potential deposit volatility or market disruptions.

At December 31, 2025, non-deposit sources of available funds totaled $366,525,000 which included $303,408,000 available from the FHLBA.

Management believes that the Bank has the ability to meet its liquidity needs.

The following table sets forth non-deposit sources of funding:

Funding Sources
(dollars in thousands)
	December 31, 2025
Source	Capacity	Outstanding	Available
Federal funds purchased lines (unsecured)	$58,000	$-	$58,000
Federal funds purchased lines (secured)	5,117	-	5,117
Borrowings from FHLB Atlanta (1)	303,408	-	303,408
Total	$366,525	$-	$366,525

	December 31, 2024
Source	Capacity	Outstanding	Available
Federal funds purchased lines (unsecured)	$53,000	$-	$53,000
Federal funds purchased lines (secured)	4,950	-	4,950
Borrowings from FHLB Atlanta (1)	242,535	-	242,535
Total	$300,485	$-	$300,485

(1)Currently the Bank has in place collateral in the form of 1-4 family residential mortgages and securities with a book value of approximately $27,220,000 against which $0 was drawn and outstanding on December 31, 2025. Additional collateral would be required to be pledged in order for the full $303,408,000 to be available.

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

Regulatory Capital Framework

The Federal Reserve and other federal banking agencies have implemented the Basel III regulatory capital reforms, which established strengthened risk-based and leverage capital requirements for banking organizations. These rules became effective January 1, 2015, and were fully phased in by January 1, 2019.

The current regulatory framework requires the Bank to comply with the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (iii) a total capital ratio of 8.0% of risk-weighted assets; and (iv) a leverage ratio of 4.0% of total assets.

In addition to these minimum requirements, banks must maintain a capital conservation buffer of 2.5% of risk-weighted assets. This buffer is designed to absorb losses during periods of economic stress. The capital conservation buffer effectively raises the minimum capital ratios to: (i) 7.0% for common equity Tier 1 capital, (ii) 8.5% for Tier 1 capital, and (iii) 10.5% for total capital. Banking institutions that fall below the conservation buffer face constraints on dividends, equity repurchases, and discretionary compensation payments.

Well-Capitalized Standards

Under the prompt corrective action regulations pursuant to Section 38 of the Federal Deposit Insurance Act, a bank is considered “well-capitalized” if it maintains: (i) a common equity Tier 1 capital ratio of at least 6.5%, (ii) a Tier 1 capital ratio of at least 8.0%, (iii) a total capital ratio of at least 10.0%, and (iv) a leverage ratio of at least 5.0%.

Community Bank Leverage Ratio

Effective January 1, 2020, depository institutions and depository institution holding companies with less than $10 billion in total consolidated assets may elect to use a simplified community bank leverage ratio framework. Qualifying community banking organizations that maintain a leverage ratio (Tier 1 capital divided by average total consolidated assets) of greater than 9.0% are deemed to satisfy all risk-based and leverage capital requirements and are considered well-capitalized for regulatory purposes. As of the date of this filing, the Company has not elected to use the community bank leverage ratio framework.

Risk Weighting of Assets

The capital requirements include specific risk weights for various asset categories to better reflect credit risk and other exposures. Notable risk weights include: 150% for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or on non-accrual status; 250% for mortgage servicing rights and deferred tax assets that are not deducted from capital; and varying risk weights (0% to 600%) for equity exposures.

The Bank’s Capital Position

The Bank’s regulatory capital levels exceed those established for well-capitalized institutions. Management remains committed to maintaining strong capital ratios that provide a cushion above regulatory minimums and support the Bank’s growth objectives.

The following table (along with Note 18 of the consolidated financial statements) shows the minimum capital requirements and the Bank’s capital position as of December 31, 2025 and 2024:

Analysis of Capital for Bank of the James (Bank only)
(dollars in thousands)

Analysis of Capital (in 000’s)	2025	2024

Tier 1 capital
Common Stock	$ 3,743	$ 3,742
Surplus	22,325	22,325
Retained earnings	67,680	65,292
Total Tier 1 capital	$ 93,748	$ 91,359

Common Equity Tier 1 Capital (CET1)	$ 93,748	$ 91,359

Tier 2 capital
Allowance for credit losses	$ 6,450	$ 7,044

Total Tier 2 capital:	$ 6,450	$ 7,044
Total risk-based capital	$ 100,197	$ 98,403

Risk weighted assets	$ 799,304	$ 766,614
Average total assets	$ 1,035,821	$ 1,010,594

	Actual		Regulatory Benchmarks
			For Capital	For Well
	December 31,	December 31,	Adequacy	Capitalized
	2025	2024	Purposes (1)	Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.05%	9.04%	4.000%	5.000%
Common Equity Tier 1 capital	11.73%	11.92%	7.000%	6.500%
Tier 1 risk-based capital ratio	11.73%	11.92%	8.500%	8.000%
Total risk-based capital ratio	12.54%	12.84%	10.500%	10.000%

(1)Includes capital conservation buffer of 2.5%, where applicable.

On April 13, 2020, the Company commenced a private placement of unregistered debt securities (the “2020 Offering”). In the 2020 Offering, the Company sold $10,050,000 in principal of fixed-rate subordinated notes (the “2020 Notes”) during the second and third quarters of 2020. The 2020 Notes bore interest at the rate of 3.25% per year with interest payable quarterly in arrears. The 2020 Notes matured and were repaid in full on June 30, 2025. The retirement of these notes eliminated approximately $327,000 in annual interest expense and contributed to the Company’s improved net interest margin and profitability in the second half of 2025. For the full year 2025, the notes contributed approximately $163,000 in interest expense during the first half of the year while they remained outstanding.

In June 2025, the Bank paid a dividend to Financial of $5,000,000. The dividend was used to support the repayment of the holding company’s capital notes and had the effect of lowering the capital ratios set forth above. As a result, the Bank’s Tier 1 capital ratio temporarily fell below 9%; however, the Bank subsequently restored the Tier 1 capital ratio above 9% earlier than budgeted.

The capital ratios set forth in the above tables state the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $3 billion, Financial is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, Financial does not calculate its financial ratios on a consolidated basis. If calculated, the capital ratios for the Company on a consolidated basis would be slightly lower than the capital ratios of the Bank due to holding company debt used to finance the acquisition of Pettyjohn, Wood & White in December 2021, as well as other minor differences between the Bank and the consolidated entity.

Stockholders’ Equity

Stockholders’ equity increased from $64,865,000 at December 31, 2024, to $80,048,000 at December 31, 2025, representing an increase of $15,183,000 or 23.4%. This increase was primarily due to record net income of $9,022,000 earned during the year and an improvement of $7,978,000 in the mark-to-market adjustment (net of taxes) of available-for-sale securities during 2025, partially offset by dividends paid to stockholders. As of December 31, 2025, we had an unrealized loss in our securities available-for-sale portfolio of $14,937,000 as compared to $22,915,000 on December 31, 2024. The decrease in unrealized losses during 2025 resulted from declining interest rates as the Federal Reserve reduced the federal funds rate by 75 basis points during the second half of the year, which increased the fair value of the Bank’s fixed-rate securities holdings. The remaining unrealized loss is due to changes in market rates of interest rather than the creditworthiness of the issuers. Financial does not expect to realize the losses, as it has the intent and ability to hold the securities until their recovery, which may be at maturity.

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

Non-accrual loans increased to $1,704,000 on December 31, 2025, from $1,640,000 on December 31, 2024. Non-accrual loans remained relatively stable, reflecting consistent asset quality and the Bank’s disciplined underwriting standards. This change reflects ongoing credit monitoring and collection efforts and the resolution of certain credits through workout arrangements, payments, or charge-offs. Total charge-offs during 2025 were $447,000 compared to $84,000 in 2024.

There was no other real estate owned (OREO) activity during the years ended December 31, 2025 and 2024.

We classified loan modifications as both performing and nonperforming assets. Loans individually evaluated are based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. We maintain a valuation allowance to the extent that the measure of the loan individually evaluated is less than the recorded investment. Loan modifications occurred when we agreed to significantly modify the original terms of a loan by granting a concession due to the deterioration in the financial condition of the borrower. These concessions typically were made for loss mitigation purposes and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Performing loan modifications were $313,000 and $354,000 on December 31, 2025 and 2024.

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

The Bank’s allowance for credit losses decreased 8.4%, from $7,044,000 on December 31, 2024, to $6,450,000 on December 31, 2025, primarily due to changes in the factors used in the CECL model. In the second quarter of 2025, the Company worked with its model provider to implement routine updates to the quantitative CECL loss models, as described in Note 5. The updated model specifications, which revised certain maximum loss-rate parameters and incorporated additional post-COVID historical loss data, resulted in lower probabilities of default and reduced projected losses across the loan portfolio, driving a reduction in the provision for credit losses relative to what would have been recorded under the prior model specification. The updated models remained in use throughout the remainder of 2025 with no further specification changes. The CECL model incorporates input related to economic forecasts, peer asset quality data, historical loss experience, and other quantitative and qualitative factors. At December 31, 2025, the allowance for credit losses was 0.97% of total loans outstanding, versus 1.09% of total loans outstanding at December 31, 2024. The decrease in the allowance as a percentage of total loans was due primarily to the updates implemented to the Company’s quantitative CECL loss models in the second quarter of 2025, which revised certain maximum loss-rate parameters and incorporated additional post-COVID historical loss data, partially offset by loan growth of approximately $24,212,000 during the year.

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

All non-accrual loans in excess of $100,000 (and any other loans related to that borrower) at December 31, 2025 and 2024 were individually evaluated. If interest on non-accrual loans had been accrued, such income would have totaled approximately $81,000 and $36,000 at December 31, 2025 and 2024, respectively. Loan payments received on non-accrual loans are applied to principal.

When a loan is placed on non-accrual status, several negative implications occur. First, all interest previously accrued but unpaid is reversed and deducted from the Bank’s interest income. Second, interest accruals are discontinued until it becomes probable that both principal and interest can be fully repaid. Third, the loan may require additional provisions for credit losses that are charged against earnings. These loans are included in the nonperforming loan totals presented below.

The following table shows the balance and percentage of the Bank’s allowance for credit losses allocated to each major category of loans:

	Allocation of Allowance for Credit Losses
	(dollars in thousands)
	At December 31,
	2025		2024
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$697	9.94%	$686	10.32%
Commercial real estate	3,262	57.16%	3,719	55.84%
Consumer	839	13.20%	842	12.17%
Residential	1,652	19.70%	1,797	21.67%
Total	$6,450	100.00%	$7,044	100.00%

The following table provides information on the Bank’s nonperforming assets as of the dates indicated:

	Nonperforming Assets
	(dollars in thousands)
	At December 31,
	2025	2024
Nonaccrual loans
Commercial	$459	$472
Commercial Real Estate	346	397
Consumer	335	192
Residential	564	579
Total nonaccrual loans	$1,704	$1,640

Foreclosed Properties
Commercial	-	-
Commercial Real Estate	-	-
Consumer	-	-
Residential	-	-
Total foreclosed properties	$-	$-

Repossessed Assets	-	-

Total Nonperforming assets	$1,704	$1,640

Total nonperforming loans as a percentage of total loans	0.26%	0.25%
Total nonperforming loans as a percentage of total assets	0.17%	0.17%
Allowance for credit losses on loans as a percentage of nonperforming loans	378.50%	429.43%
Allowance for credit losses on loans as a percentage of period end loans	0.97%	1.09%
Total nonaccrual loans as a percentage of total loans	0.26%	0.25%
Allowance for loan losses on loans as a percentage of nonaccrual loans	378.50%	429.43%

As set forth in the preceding table, the allowance for credit losses as a percentage of non-accrual loans declined from 429.4% in 2024 to 378.5% in 2025. This decrease reflects a modest increase in non-accrual loans from $1,640,000 to $1,704,000. As a community bank, the Bank remains committed to growing assets through quality loan growth by providing credit to small and mid-size businesses and individuals within the markets we serve.

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

Based on our loan portfolio as of December 31, 2025, the non-owner occupied commercial real estate loans and the construction and land development loans were approximately 241.81% and 26.95% (based on interagency CRE guidelines) of total risk-based capital, respectively.

The Bank closely monitors concentrations within its commercial real estate loan portfolio. As of December 31, 2025, non-owner occupied commercial real estate loans totaled $215,301,000, or 32.24% of total loans. The Bank has minimal exposure to loans secured by large office buildings or shopping centers, which comprise less than 6% of the non-owner occupied commercial real estate portfolio. The majority of the Bank’s non-owner occupied commercial loans are secured by smaller, multi-tenant properties diversified across various industries and geographies within our market areas. The Bank does not have any non-owner-occupied commercial loans secured by properties in major city centers. We have not seen an increase in delinquencies in loans secured by non-owner occupied commercial real estate.

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

The following table sets forth information for non-owner occupied CRE Loans for each loan category (classified by purpose code and collateral description) that comprises more than one percent (1%) of our total loans:

Commercial Real Estate Loan Portfolio (CRE) Non-Owner Occupied (dollars in thousands) As of December 31, 2025
Collateral Description	Total Number of Loans	Current Balance	% of Total Loans	Average Balance	Weighted Avg LTV of Top 5 Loans (1)
Multi-Family (5 or more)	42	$ 52,107	7.83%	$1,270	61.11%
Hotel/Motel	10	33,336	5.01%	3,334	57.23%
Office Building	34	37,806	5.68%	1,112	54.50%
Retail Store	24	18,552	2.79%	807	60.76%
Medical Building	5	8,301	1.25%	1,660	54.14%

(1)Loan-to-value is based on collateral valuation at origination date against current bank-owned principal.

The following table sets forth information for owner occupied CRE Loans for the four largest categories of loans (classified by purpose code and collateral description) that comprises more than one percent (1%) of our total loans:

Commercial Real Estate Loan Portfolio (CRE) Owner Occupied (dollars in thousands) As of December 31, 2025
Collateral Description	Total Number of Loans	Current Balance	% of Total Loans	Average Balance	Weighted Avg LTV of Top 5 Loans (1)
Industrial	32	$32,803	4.93%	$1,025	56.37%
Office Building	83	31,964	4.80%	389	55.99%
Retail Store	28	13,838	2.08%	494	54.78%
Medical Building	26	13,624	2.05%	524	71.64%

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

As of December 31, 2025, approximately $274,237,000, or 41.07%, of the loan portfolio was scheduled to mature or reprice within one year, reflecting a significant portion of earning assets that are sensitive to changes in interest rates.

Other Borrowings

On April 13, 2020, the Company commenced a private placement of unregistered debt securities (the “2020 Offering”). In the 2020 Offering, the Company issued $10,050,000 in principal of fixed-rate subordinated notes (the “2020 Notes”) during the second and third quarters of 2020. The 2020 Notes bore interest at the rate of 3.25% per year with interest payable quarterly in arrears. The 2020 Notes matured and were repaid in full on June 30, 2025.

On December 29, 2021, Financial borrowed $11,000,000 from National Bank of Blacksburg pursuant to a secured promissory note (the “NBB Note”). Financial used the proceeds of the loan primarily to purchase 100% of the capital stock of Pettyjohn, Wood & White, with the remainder retained for general corporate purposes. The note was modified as of July 1, 2022. On September 1, 2025, the NBB Note was amended a second time to extend the maturity date, adjust the interest rate, and restructure the amortization and payment schedule. Pursuant to the amended note, the interest rate increased from 3.90% to 5.65% per annum, the maturity date was extended to August 31, 2030, and the amortization schedule was recast based on a 240-month amortization with 60 equal monthly payments of principal and interest in the amount of $62,000, followed by a balloon payment of approximately $7,410,000 at maturity. The amendment also added a provision allowing Financial to request a one-time recast of the amortization schedule upon any prepayment of principal of $1,000,000 or more. The note is secured by a first priority lien on approximately 4.95% of the Bank’s common stock. The balance of the NBB Note is presented on the December 31, 2025 and 2024 consolidated balance sheets under “other borrowings” and is net of unamortized issuance costs.

The Bank may use borrowings in conjunction with deposits to fund lending and investing activities, including both short-term and long-term funding. Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings may also include federal funds purchased, which are unsecured overnight borrowings from other financial institutions. As set forth under “Analysis of Financial Condition - Liquidity,” above, the Bank has the ability to borrow funds from a number of sources. The Bank had no amounts outstanding on any of these facilities as of December 31, 2025 and 2024.

Off-Balance Sheet Arrangements

At December 31, 2025, the Bank had rate lock commitments to originate mortgage loans through its Mortgage Division amounting to approximately $14,337,000. The Bank recorded $99,000 in other assets on the consolidated balance sheets in relation to its interest rate lock commitments at December 31, 2025. The Bank has entered into corresponding commitments with third party investors to sell each of these loans that close. No other obligation exists.

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

	Contract Amounts at
	December 31,
(dollars in thousands)	2025	2024

Commitments to extend credit	$181,358	$182,522
Standby letters of credit	2,086	3,507
Total	$183,444	$186,029

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

Expansion Plans

The Bank has no current plans to open additional branches but may consider doing so if appropriate circumstances arise. Any expansion would be subject to regulatory approval and influenced by numerous factors, including market conditions and strategic priorities.

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

Item 8.Financial Statements and Supplementary Data

The following financial statements are filed as a part of this report:

Management’s Annual Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firms

Consolidated Financial Statements

Balance Sheets, December 31, 2025 and December 31, 2024

Statements of Income, Years Ended December 31, 2025 and December 31, 2024

Statements of Comprehensive Income, Years Ended December 31, 2025 and December 31, 2024

Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2025 and December 31, 2024

Statements of Cash Flows, Years Ended December 31, 2025 and December 31, 2024

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm PCAOB ID 149)

To the Stockholders and the Board of Directors of Bank of the James Financial Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bank of the James Financial Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses – Collectively Evaluated Loans

As more fully described in Note 2 and Note 5 of the financial statements, the Company reported gross loans of $667.8 million and a related allowance for credit losses (“ACL”) of $6.5 million as of December 31, 2025. Expected credit losses are evaluated based on the composition of the loan portfolio, current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors. The discounted cash flow (“DCF”) method is the primary credit loss estimation methodology used by the Company and involves estimating future cash flows for each individual loan and discounting them back to their present value using the loan’s contractual interest rate, which is adjusted for any net deferred fees, costs, premiums, or discounts existing at the loan’s origination or acquisition date. For collectively evaluated loans not assessed using the DCF method, the Company applies the remaining life method. In applying future economic forecasts, the Company utilizes a forecast period of one year and then reverts to the mean of historical loss rates on a straight-line basis over the following one-year period. Historical loss rates, which are adjusted for qualitative factors that involve significant management judgment, are applied to the collectively evaluated loan segments. For those loans that do not share similar risk characteristics, the Company evaluates the ACL needs on an individual basis.

We identified the Company’s estimate of the ACL, specifically the ACL on loans collectively evaluated, as a critical audit matter. The principal considerations for our determination of the ACL for collectively evaluated loans as a critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors, model assumptions, forecasts and forecasting periods. Auditing these complex judgments and assumptions by the Company involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included the following:

•Evaluated the relevance and reasonableness of key assumptions by assessing portfolio segmentation, credit quality indicators, current credit conditions, and the incorporation of reasonable and supportable economic forecasts into expected cash-flow projections.

•Tested the completeness and accuracy of significant estimate inputs by verifying loan-level data, model inputs, and macroeconomic variables used to generate forecasted scenarios and qualitative overlays.

•Tested the mathematical accuracy of estimated losses by independently recalculating historical loss rates, regression-based factors, and a sample of loan-level discounted cash flows.

•Evaluated the reasonableness of assumptions and data used by the Company in developing qualitative factors by comparing these data points to internally developed and third-party sources, as well as other audit evidence gathered.

Evaluated the reasonableness of forward-looking forecasts by comparing forecasted macroeconomic variables and scenario weightings to third-party forecasts, independently recalculating model-generated forecast factors.

•Evaluated subsequent events and transactions and considered whether those events and transactions corroborated or contradicted the Company’s estimate of allowance for credit losses.

/s/ Elliott Davis, PLLC

We have served as the Company’s auditor since 2024.

Raleigh, North Carolina

March 27, 2026

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,	December 31,
Assets	2025	2024
Cash and due from banks	$ 28,538	$ 23,287
Federal funds sold	55,937	50,022
Total cash and cash equivalents	84,475	73,309

Securities held-to-maturity, at amortized cost (fair value of $3,315 and $3,170 as of December 31, 2025 and 2024, respectively)	3,590	3,606
Securities available-for-sale, at fair value	214,128	187,916
Restricted stock, at cost	1,828	1,821
Loans, net of allowance for credit losses of $6,450 as of December 31, 2025 and $7,044 as of December 31, 2024	661,357	636,552
Loans held for sale	3,472	3,616
Premises and equipment, net	19,132	19,313
Interest receivable	3,380	3,065
Cash value - bank owned life insurance	23,676	22,907
Customer relationship intangible	6,164	6,725
Goodwill	2,054	2,054
Other assets	15,768	18,360
Total assets	$ 1,039,024	$ 979,244

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$ 131,456	$ 129,692
NOW, money market and savings	570,345	522,208
Time	235,328	230,504
Total deposits	937,129	882,404

Capital notes, net	-	10,048
Other borrowings	8,796	9,300
Interest payable	1,167	722
Other liabilities	11,884	11,905
Total liabilities	$ 958,976	$ 914,379

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding
4,543,338 as of December 31, 2025 and December 31, 2024	9,723	9,723
Additional paid-in-capital	35,253	35,253
Retained earnings	50,009	42,804
Accumulated other comprehensive loss	(14,937)	(22,915)
Total stockholders’ equity	$ 80,048	$ 64,865

Total liabilities and stockholders’ equity	$ 1,039,024	$ 979,244

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts)

Interest Income	2025	2024
Loans	$ 37,254	$ 34,505
Securities
US Government and agency obligations	2,121	1,471
Mortgage backed securities	1,545	2,315
Municipals - taxable	1,393	1,237
Municipals - tax exempt	135	73
Dividends	98	95
Corporates	530	543
Interest bearing deposits	559	775
Federal Funds sold	3,020	3,629
Total interest income	$ 46,655	$ 44,643

Interest Expense
Deposits
NOW, money market savings	$ 4,949	$ 5,455
Time Deposits	8,282	9,173
Finance leases	65	76
Other borrowings	389	376
Capital notes	163	327
Total interest expense	13,848	15,407

Net interest income	$ 32,807	$ 29,236

Recovery of credit losses	(35)	(655)

Net interest income after recovery of credit losses	32,842	29,891

Noninterest income
Gain on sales of loans held for sale	$ 4,853	$ 4,494
Service charges, fees and commissions	4,273	4,003
Wealth management fees	5,347	4,843
Life insurance income	769	721
Income from SBIC fund	506	934
Other	77	80
Gain on sales of securities, net	27	62
Total noninterest income	$ 15,852	$ 15,137

Noninterest expenses
Salaries and employee benefits	$ 20,960	$ 19,294
Occupancy	2,136	1,964
Equipment	2,765	2,499
Supplies	631	542
Professional and other outside expenses	3,967	3,471

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts)

Data processing	2,487	3,057
Marketing	867	768
Credit expense	904	816
FDIC insurance expense	518	441
Amortization of intangibles	561	560
Other	1,753	1,693
Total noninterest expenses	$ 37,549	$ 35,105

Income before income taxes	11,145	9,923

Income tax expense	2,123	1,979

Net Income	$ 9,022	$ 7,944

Weighted average shares outstanding - basic and diluted	4,543,338	4,543,338

Earnings per common share - basic and diluted	$ 1.99	$ 1.75

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands except per share amounts)

	For the Year Ended
	December 31,
	2025	2024
Net Income	$9,022	$7,944
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	10,125	(1,582)
Tax effect	(2,126)	331
Reclassification adjustment for gains included in net income (1)	(27)	(62)
Tax effect (2)	6	13
Other comprehensive income (loss), net of tax	7,978	(1,300)

Comprehensive income	$17,000	$6,644

(1)Gains are included in “gain on sales of securities, net” on the consolidated statements of income.

(2)Documents the 21% federal corporate tax rate used for calculations. The tax effect on these reclassifications is reflected in “income tax expense” on the consolidated statements of income.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands except per share amounts)

			Additional		Accumulated
	Shares	Common	Paid-in	Retained	Other Comprehensive
	Outstanding	Stock	Capital	Earnings	(Loss)	Total

Balance at December 31, 2023	4,543,338	$ 9,723	$ 35,253	$ 36,678	$ (21,615)	$ 60,039
Net income	-	-	-	7,944	-	7,944
Dividends paid on common stock ($0.40 per share)	-	-	-	(1,818)	-	(1,818)
Other comprehensive loss	-	-	-	-	(1,300)	(1,300)

Balance at December 31, 2024	4,543,338	$ 9,723	$ 35,253	$ 42,804	$ (22,915)	$ 64,865

Net income	-	-	-	9,022	-	9,022
Dividends paid on common stock ($0.40 per share)	-	-	-	(1,817)	-	(1,817)
Other comprehensive income	-	-	-	-	7,978	7,978

Balance at December 31, 2025	4,543,338	$ 9,723	$ 35,253	$ 50,009	$ (14,937)	$ 80,048

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net Income	$ 9,022	$ 7,944

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,328	1,378
Net amortization and accretion of premiums and discounts on securities	211	571
Amortization of debt issuance costs	2	6
Gain on sales of available-for-sale securities, net	(27)	(62)
Gain on sale of equipment	(28)	-
Gain on sales of loans held for sale	(4,853)	(4,494)
Proceeds from sales of loans held for sale	177,382	192,805
Origination of loans held for sale	(172,385)	(190,669)
Deferred income taxes	(156)	28
Recovery of credit losses	(35)	(655)
Amortization of intangibles	561	560
Bank owned life insurance income	(769)	(721)
Increase in accrued interest receivable	(315)	(230)
Decrease in other assets	979	50
Increase in interest payable	445	242
Increase in other liabilities	298	1,756

Net cash provided by operating activities	$ 11,660	$ 8,509

Cash flows from investing activities
Purchases of securities available-for-sale	$ (44,263)	$ (20,752)
Proceeds from maturities, calls and paydowns of securities available-for-sale	23,754	15,854
Proceeds from sales of securities available-for-sale	4,227	31,353
Purchases of bank owned life insurance	-	(600)
Purchases of restricted securities	(7)	(280)
Origination of loans, net of principal collected	(24,639)	(34,098)
Purchases of premises and equipment	(1,165)	(2,550)
Proceeds from sales of equipment	46	-
Purchase of SBIC investments	(350)	(100)

Net cash used in investing activities	$ (42,397)	$ (11,173)

Cash flows from financing activities
Net increase in deposits	$ 54,725	$ 3,945
Principal payments on finance lease obligations	(451)	(402)
Repayment of capital notes	(10,050)	-
Repayment of other borrowings	(504)	(590)
Dividends paid to common stockholders	(1,817)	(1,818)

Net cash provided by financing activities	$ 41,903	$ 1,135

Increase (decrease) in cash and cash equivalents	11,166	(1,529)

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

Cash and cash equivalents at beginning of period	$ 73,309	$ 74,838

Cash and cash equivalents at end of period	$ 84,475	$ 73,309

Supplemental schedule of noncash investing and financing activities
Noncash transactions
Unrealized gains on securities available-for-sale	$ 10,098	$ (1,644)
Lease liabilities arising from right-of-use assets	-	212
Supplemental disclosures of cash flow information
Cash transactions
Cash paid for interest	$ 13,403	$ 15,165
Cash paid for income taxes	2,340	1,850

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization

Bank of the James Financial Group, Inc. (“Financial” or the “Company”), a Virginia corporation, was organized in 2003 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Financial is headquartered in Lynchburg, Virginia. Financial conducts its business activities through the branch offices and loan production offices of its wholly-owned subsidiary bank, Bank of the James (the “Bank”), the Bank’s wholly-owned subsidiary, BOTJ Insurance, Inc. (“BOTJ-Ins.”), and through the Bank’s two divisions, Bank of the James Mortgage division (“Mortgage Division”) and BOTJ Investment Services division (“Investment Division”).

Bank of the James was incorporated on October 23, 1998, and began banking operations on July 22, 1999. The Bank is a Virginia chartered bank and is engaged in lending and deposit gathering activities in Region 2000 and other markets in Central Virginia and the Shenandoah Valley. It operates under the laws of Virginia and the Rules and Regulations of the Federal Reserve System and the Federal Deposit Insurance Corporation. The Bank’s locations consist of four branches (one of which is a limited-service branch) in Lynchburg, Virginia, one in Forest, Virginia, which includes the Mortgage Division, one in Madison Heights, Virginia, one in the Town of Amherst, Virginia, one in the Town of Bedford, Virginia, one in the Town of Altavista, Virginia, and one in the Town of Appomattox. Outside of Region 2000, the Bank also operates two full-service branches and one limited-service branch in Charlottesville, Virginia, a full-service branch in Harrisonburg, Virginia, two full-service branches in Roanoke, Virginia, a full-service branch in Rustburg, Virginia, a full-service branch in Lexington, Virginia and mortgage origination offices in Blacksburg and Wytheville, Virginia.

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

Changes in the allowance for credit loss are recorded as provision for (or recovery of) credit losses in the Consolidated Statements of Income. The Company did not have an allowance for credit losses on held-to-maturity securities as of December 31, 2025 or December 31, 2024.

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

Changes in the allowance for credit losses are recorded as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. Losses are charged against the allowance for credit loss when management believes an available-for-sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2025 and December 31, 2024, there was no allowance for credit loss related to the available-for-sale portfolio.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued)

Accrued interest receivable on available-for-sale securities totaled approximately $1,405,000 and $1,150,000 at December 31, 2025 and December 31, 2024, respectively, and was excluded from the estimate of credit losses. Accrued interest receivable is recorded under “Other Assets” on the Company’s Consolidated Balance Sheets.

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

Loans

Financial makes real estate, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by real estate loans collateralized by real estate within Region 2000. The ability of Financial’s borrowers to honor their contracts is dependent upon the real estate and general economic conditions in the area.

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

For our agricultural loans, we use a remaining life method (also known as the WARM method). This approach calculates the weighted-average remaining life of the loan pool (taking into account contractual maturities and expected repayment speeds) and applies a historical average annual loss rate over that remaining life to estimate the pool’s lifetime credit loss rate. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider qualitative factors, including but not limited to: variability in the economic forecast, changes in volume and severity of adversely classified loans, changes in concentrations of credit, changes in the nature and volume of the loan segments, factors related to credit administration, and other idiosyncratic risks not embedded in the data used in the model to arrive at the allowance for credit losses for the agricultural portfolio. The principal balance of loans in the agricultural portfolio, which is included within the commercial classification below, was $4,389,000 and $4,172,000 at December 31, 2025 and 2024, respectively.

For other loan segment portfolios, the Company uses a discounted cash flow model to estimate its current expected credit losses. For the purposes of calculating its quantitative reserves, the Company has segmented its loan portfolio based on loans which share similar risk characteristics. Within the quantitative portion of the calculation, the Company utilizes at least one or a combination of loss drivers, which include unemployment rates and gross domestic product, to adjust its loss rates over a reasonable and supportable forecast period of one year. In addition, peer data is incorporated into the model. A straight-line reversion technique is used for the following four quarters, at which time the Company reverts to historical averages. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company considers the same qualitative factors set forth in the preceding paragraph.

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

Allowance for Credit Losses – Unfunded Commitments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded. The Company records an allowance for credit losses on off-balance sheet credit exposures (other than letters of credit which are typically cash secured), unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for (or recovery of) credit losses in the Consolidated Statements of Income. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodology as the loan portfolio, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets.

Accrued Interest Receivable

The Company has elected to exclude accrued interest from the amortized cost basis in its determination of the allowance for credit losses for both loans and held-to-maturity securities, as well as elected the policy to write-off accrued interest receivable directly through the reversal of interest income. Accrued interest receivable totaled approximately $1,953,000 and $1,912,000 on loans and $1,427,000 and $1,154,000 on held-to-maturity and available-for-sale securities at December 31, 2025 and 2024, and is included in “Other Assets” on the Company’s Consolidated Balance Sheets.

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

Business Segments

As of December 31, 2025 and 2024, we operated three business segments, community banking, mortgage banking, and investment advisory services. The community banking segment includes both commercial and consumer lending and provides customers such products as commercial loans, real estate loans, and other business financing and consumer loans. In addition, this segment provides customers with several choices of deposit products, including demand deposit accounts, savings accounts and certificates of deposit. The mortgage banking segment engages primarily in the origination of residential mortgages for sale into the secondary market. The investment advisory segment provides investment management for a fee through PWW. For additional information, refer to Note 9 “Business Segments.”

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income. At December 31, 2025 and 2024, there were no liabilities recorded for unrecognized tax benefits.

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

Awards under the 2018 Bank of the James Financial Group, Inc. Equity Incentive Plan are detailed in Note 15, “Stock-based Compensation Plans.” The Company’s ability to grant awards under the Equity Incentive Plan is ongoing; however, no awards have been granted during the past two years, no awards have been exercised during the past two years, and there are no awards outstanding.

Earnings per common share

Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The Company had no potentially dilutive securities outstanding during the periods presented; accordingly, basic and diluted earnings per common share are the same.

Reclassifications

Management has made certain immaterial reclassifications to the prior year financial statements to conform to the 2025 presentation. Reclassifications had no effect on prior year’s net income or stockholders’ equity.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued)

Comprehensive income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains (losses) on available-for-sale securities.

Business Combinations

Business combinations are accounted for under ASC 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company utilizes third party valuations based on discounted cash flow analysis or other valuation techniques. Acquisition costs are costs the Company incurs to affect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of costs to the Company include systems conversions, integration planning consultants, contract terminations, and advertising costs. The Company will account for acquisition costs in the periods in which the costs are incurred and the services are received. The costs to issue debt or equity securities will be recognized in accordance with other applicable accounting guidance. These acquisition-related costs are included on the Company’s Consolidated Statements of Income classified within “Other” in the noninterest expense caption.

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

The Company records as goodwill the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. The Company will review the carrying value of the goodwill at least annually or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Company elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying value to determine whether an impairment exists. The Company has selected September 1 of each year as the date to perform the annual impairment test. Based upon Financial’s qualitative assessment in September 2025, it was concluded that no impairment was present.

In connection with the acquisition of PWW, the Company recorded an intangible asset for customer relationships in the amount of $8,406,000. The Company is using straight line amortization over a period of 15 years, resulting in annual amortization of approximately $560,000. As of December 31, 2025, the intangible asset, net of amortization, was $6,164,000.

The following table presents the estimated future amortization expense for the customer relationship intangible asset for each of the next five years and thereafter:

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued)

Estimated Future Amortization Expense
Dollars in thousands)
Year Ending December 31,	Amount
2026	$ 560
2027	560
2028	560
2029	560
2030	560
Thereafter	3,364
Total	$ 6,164

Marketing

The Company expenses marketing costs as incurred. Marketing expenses were $867,000 and $768,000 for 2025 and 2024, respectively.

Accounting Standards Adopted in 2025

ASU 2023-09: The Company adopted ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” on January 1, 2025. The amendments in this ASU enhance income tax disclosure requirements primarily through expanded rate reconciliation and income taxes paid disclosures. This ASU requires entities to disclose specified categories in the rate reconciliation and to provide additional information for reconciling items that exceed a quantitative threshold of five percent of the amount computed by multiplying pretax income by the applicable statutory rate. Additionally, this ASU requires disclosure of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Further, the amendments require disclosure of income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign components. The amendments were applied retrospectively. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements.

Note 3 - Restrictions on cash

Effective March 26, 2020, the Federal Reserve reduced reserve requirement ratios to zero percent, eliminating reserve requirements for all depository institutions. The Bank had no reserve requirements as of December 31, 2025 or 2024.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Securities

A summary of the amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2025
	Amortized	Gross Unrealized
(in thousands)	Cost	Gains	(Losses)	Fair Value
Held-to-maturity
U.S. agency obligations	$ 3,590	$ -	$ (275)	$ 3,315

Available-for-sale
U.S. agency obligations	$ 89,047	$ 480	$ (4,164)	$ 85,363
Mortgage-backed securities	67,892	61	(6,913)	61,040
Municipals	63,096	250	(8,183)	55,163
Corporates	13,000	34	(472)	12,562
	$ 233,035	$ 825	$ (19,732)	$ 214,128

	December 31, 2024
	Amortized	Gross Unrealized
(in thousands)	Cost	Gains	(Losses)	Fair Value
Held-to-maturity
U.S. agency obligations	$ 3,606	$ -	$ (436)	$ 3,170

Available-for-sale
U.S. agency obligations	$ 79,976	$ -	$ (6,916)	$ 73,060
Mortgage-backed securities	69,312	9	(10,348)	58,973
Municipals	52,123	-	(10,562)	41,561
Corporates	15,510	-	(1,188)	14,322
	$ 216,921	$ 9	$ (29,014)	$ 187,916

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 –Securities (continued)

The following tables summarize the fair value of securities available for sale as of December 31, 2025 and 2024 and the corresponding amounts of unrealized losses. Management uses the valuation as of year-end in determining when securities are in an unrealized loss position (amounts in thousands):

December 31, 2025	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses

Available-for-sale
U.S. agency obligations	$8,873	$141	$51,972	$4,023	$60,845	$4,164
Mortgage-backed securities	4,048	25	52,979	6,888	57,027	6,913
Municipals	2,254	9	41,961	8,174	44,215	8,183
Corporates	-	-	11,527	472	11,527	472
Total	$15,175	$175	$158,439	$19,557	$173,614	$19,732

December 31, 2024	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. agency obligations	$11,455	$324	$61,606	$6,592	$73,061	$6,916
Mortgage-backed securities	4,026	176	54,207	10,172	58,233	10,348
Municipals	1,847	31	39,714	10,531	41,561	10,562
Corporates	7,392	608	6,930	580	14,322	1,188

Total	$24,720	$1,139	$162,457	$27,875	$187,177	$29,014

The unrealized losses on the Company’s investment securities are attributable to changes in market interest rates and are not credit-related. As of December 31, 2025, the Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security before recovery of its amortized cost basis. Accordingly, no allowance for credit losses has been recognized on any investment security in an unrealized loss position.

U.S. government and agency securities / mortgage-backed securities. Of the 115 securities in an unrealized loss position, 50 are backed by the U.S. government or its agencies, including mortgage-backed securities issued and guaranteed by the Government National Mortgage Association (Ginnie Mae), the Federal National Mortgage Association (Fannie Mae), and the Federal Home Loan Mortgage Corporation (Freddie Mac), as well as U.S. agency debentures. These securities carry either an explicit or implicit guarantee of the U.S. government, are rated at the highest investment grade, and have a history of no credit losses. Because the contractual cash flows on these obligations are either explicitly guaranteed or

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 –Securities (continued)

effectively backed by the full faith and credit of the U.S. government, no credit loss allowance is considered necessary regardless of the extent of unrealized loss.

Municipal securities. Fifty-six of the securities in an unrealized loss position are obligations of state or local governmental entities. The Company evaluates these securities by reviewing the issuer’s financial condition, available cash flows, revenue streams, and other economic factors relevant to the issuer’s ability to service and repay the obligation. Of the 56 municipal issues in an unrealized loss position, 28 carry an S&P rating of AAA and 26 carry an S&P rating of AA or A, reflecting strong credit quality. The unrealized losses are driven by the interest rate environment rather than any deterioration in issuer credit quality or cash flows, and the Company has concluded that no credit loss allowance is warranted.

Corporate securities. Nine of the securities in an unrealized loss position are obligations of domestic corporations — seven issued by publicly traded entities and two issued by non-publicly traded entities. The Company monitors these securities by periodically reviewing the issuer’s financial condition, cash flows, and other economic factors that could affect the issuer’s ability to service and repay the debt. Of the nine corporate issues, two carry an S&P rating of BBB, reflecting investment-grade credit quality, and the remaining issues carry higher ratings. The unrealized losses are attributable to changes in market interest rates and spreads rather than credit deterioration, and no credit loss allowance is considered necessary.

Non-rated securities. Six of the securities in an unrealized loss position carry no S&P rating. The Company evaluates these securities through a review of the issuer’s financial condition, revenue sources, and other relevant economic factors. Based on that review, the Company has concluded that the unrealized losses on non-rated securities are not credit-related and that no allowance for credit losses is required.

The Company has evaluated available for sale securities in an unrealized loss position for credit related impairment at December 31, 2025 and 2024 and concluded no impairment existed based on a combination of factors, which included: (1) the securities are of high credit quality (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuers to settle the securities at a price less than the par value of each investment, (4) issuers continue to make timely principal and interest payments, and

(5) the Company does not intend to sell any of the investments before recovery of its amortized cost basis, nor is it likely that management will be required to sell the securities. There was not an allowance for credit losses on available-for-sale securities at December 31, 2025 or 2024.

The Company’s held-to-maturity portfolio is covered by the explicit or implied guarantee of the United States government or one of its agencies and rated investment grade or higher. As a result, the Company did not have an allowance for credit losses on held-to-maturity securities as of December 31, 2025 or December 31, 2024.

All held-to-maturity and available for sale securities were current with no securities past due or on non-accrual as of December 31, 2025 and 2024.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 –Securities (continued)

The amortized costs and fair values of securities at December 31, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Values
Due in one year or less	$ $ -	$ -	$ $ 3,233	$ $ 3,188
Due after one year through five years	399	387	59,695	57,304
Due after five years through ten years	2,017	1,900	67,266	63,230
Due after ten years	1,174	1,028	102,841	90,406

	$3,590	3,315	$233,035	$214,128

The Bank received $4,227,000 and $31,353,000 in proceeds from sales of securities available-for-sale in 2025 and 2024, respectively. Gross realized gains amounted to $84,000 and $103,000 in 2025 and 2024, respectively. Net realized gains amounted to $27,000 and $62,000 in 2025 and 2024, respectively.

At December 31, 2025 and 2024, securities with a carrying value of $115,825,000 and $50,178,000, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Note 5 - Loans and allowance for credit losses

The Company’s primary portfolio segments align with the methodology applied in estimating the allowance for credit losses under CECL and are reflected as such in the disclosures as of and for the periods ended December 31, 2025 and 2024 as provided below.

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

•Consumer Loans: Consumer loans (primarily personal installment loans, auto loans, and home equity lines) are influenced by borrowers’ employment stability and personal financial circumstances. Repayment can be impacted by economic downturns, unemployment rates, or rising costs of living. Loans in this segment may be unsecured or secured by depreciating collateral such as automobiles.

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

A summary of loans, net is as follows (dollars in thousands):

	As of	As of
	December 31, 2025	December 31, 2024
Commercial	$ 66,394	$ 66,418
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	150,085	140,443
Commercial Mortgages-Non-Owner Occupied	215,301	195,089
Commercial Construction/Land	16,339	23,883
Consumer
Consumer Open-End	63,070	50,041
Consumer Closed-End	25,092	28,269
Residential:
Residential Mortgages	105,927	113,303
Residential Consumer Construction/Land	25,599	26,150

Total loans (1)	$ 667,807	$ 643,596

Less allowance for credit losses	6,450	7,044

Net loans	$ 661,357	$ 636,552

(1)Includes net deferred costs of $629 and $589 as of December 31, 2025 and 2024 respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for credit losses (continued)

The following table presents the amortized cost basis of collateral dependent loans by loan segment:

Collateral Dependent Loans	December 31, 2025
(dollars in thousands)	Business/Other Assets	Real Estate
Commercial	$ 2,661	$ -
Commercial Real Estate	-	5,434
Consumer	-	566
Residential	-	1,577
Total	$ 2,661	$ 7,577

Collateral Dependent Loans	December 31, 2024
(dollars in thousands)	Business/Other Assets	Real Estate
Commercial	$ 3,315	$ -
Commercial Real Estate	-	7,350
Consumer	-	592
Residential	-	1,369
Total	$ 3,315	$ 9,311

In the second quarter of 2025, the Company, in collaboration with its third-party model vendor and as part of ongoing model governance, implemented updates to the quantitative CECL loss models for collectively evaluated loan segments measured using discounted cash flow techniques. The updates revised certain maximum loss-rate parameters and incorporated additional post-COVID historical loss data into the loss history used to estimate expected credit losses. As a result of these updates, expected loss rates declined across affected segments, most notably in the commercial real estate and consumer segments, contributing to a reduction in the allowance for credit losses as a percentage of loans in those segments. The updated model specifications were first reflected in the second quarter 2025 provision for credit losses and remained in use throughout the remainder of 2025 with no further specification changes. Economic forecasts are refreshed each quarter as part of the Company’s standard CECL process.

The following tables present the activity in the allowance for credit losses for the year-to-date periods ended and the distribution of the allowance by segment as of December 31, 2025 and 2024:

	Allowance for Credit Losses
	(dollars in thousands)
	As of and For the Year Ended December 31, 2025

		Commercial
2025	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:

Beginning Balance	$686	$3,719	$842	$1,797	$7,044
Charge-Offs	-	(14)	(402)	(31)	(447)
Recoveries	7	-	12	-	19
Provision (recovery of provision)	4	(443)	387	(114)	(166)
Ending Balance	$697	$3,262	$839	$1,652	$6,450

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for credit losses (continued)

The following table presents the amortized cost of the classes of loans by credit quality indicator and year of origination as of December 31, 2025. The subsequent table presents the same information as of December 31, 2024 for comparative purposes.

Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial
Risk Rating
Pass	$ 9,761	$ 6,431	$ 2,628	$ 2,565	$ 3,920	$ 14,677	$ 23,694	$ 16	$ 63,692
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	878	8	33	459	1,179	145	2,702
Total	$ 9,761	$ 6,431	$ 3,506	$ 2,573	$ 3,953	$ 15,136	$ 24,873	$ 161	$ 66,394

Commercial Real Estate:
Commercial Mort. - Owner Occupied
Risk Rating
Pass	$ 21,687	$ 19,783	$ 7,408	$ 17,560	$ 43,009	$ 34,709	$ 1,734	$ -	$ 145,890
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	91	-	2,708	1,396	-	-	4,195
Total	$ 21,687	$ 19,783	$ 7,499	$ 17,560	$ 45,717	$ 36,105	$ 1,734	$ -	$ 150,085

Commercial Mort. - Non-Owner Occupied
Risk Rating
Pass	$ 31,054	$ 41,199	$ 12,425	$ 45,772	$ 24,705	$ 52,485	$ 6,738	$ -	$ 214,378
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	923	-	-	-	-	923
Total	$ 31,054	$ 41,199	$ 12,425	$ 46,695	$ 24,705	$ 52,485	$ 6,738	$ -	$ 215,301

Commercial Construction/Land
Risk Rating
Pass	$ 4,056	$ 6,236	$ 543	$ 369	$ 2,595	$ 1,734	$ 490	$ -	$ 16,023
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	316	-	-	-	316
Total	$ 4,056	$ 6,236	$ 543	$ 369	$ 2,911	$ 1,734	$ 490	$ -	$ 16,339

Consumer:
Consumer - Open-End
Risk Rating
Pass	$ -	$ -	$ -	$ -	$ -	$ -	$ 61,048	$ 1,415	$ 62,463
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	607	607
Total	$ -	$ -	$ -	$ -	$ -	$ -	$ 61,048	$ 2,022	$ 63,070

Consumer - Closed-End

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk Rating
Pass	$ 2,205	$ 5,579	$ 3,204	$ 8,256	$ 246	$ 5,359	$ -	$ -	$ 24,849
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	29	-	104	-	110	-	-	243
Total	$ 2,205	$ 5,608	$ 3,204	$ 8,360	$ 246	$ 5,469	$ -	$ -	$ 25,092

Residential:
Residential Mortgages
Risk Rating
Pass	$ 11,007	$ 16,741	$ 17,196	$ 20,278	$ 7,312	$ 31,432	$ -	$ -	$ 103,966
Special Mention	-	-	-	-	-	66	-	-	66
Substandard	-	-	29	493	-	1,373	-	-	1,895
Total	$ 11,007	$ 16,741	$ 17,225	$ 20,771	$ 7,312	$ 32,871	$ -	$ -	$ 105,927

Residential Consumer Construction/Land
Risk Rating
Pass	$ 17,834	$ 2,550	$ 350	$ 1,285	$ 812	$ 2,398	$ 300	$ -	$ 25,529
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	70	-	-	70
Total	$ 17,834	$ 2,550	$ 350	$ 1,285	$ 812	$ 2,468	$ 300	$ -	$ 25,599

Totals:
Risk Rating
Pass	$ 97,604	$ 98,519	$ 43,753	$ 96,085	$ 82,599	$ 142,795	$ 94,005	$ 1,430	$ 656,790
Special Mention	-	-	-	-	-	66	-	-	66
Substandard	-	29	997	1,528	3,058	3,407	1,180	752	10,951
Total	$ 97,604	$ 98,548	$ 44,750	$ 97,613	$ 85,657	$ 146,268	$ 95,185	$ 2,182	$ 667,807

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for credit losses (continued)

The following table details the current period gross charge-offs of loans by year of origination for the years ended of December 31, 2025 and 2024:

Gross Charge-Offs by Origination Year (in thousands)

For the year ended December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	-	-	-	-	-	6	-	-	6
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	-	8	-	-	8
Commercial Construction/Land	-	-	-	-	-	-	-	-	-
Consumer:									-
Consumer Open-End	-	-	-	49	-	20	-	-	69
Consumer Closed-End	-	-	44	221	68	-	-	-	333
Residential:
Residential Mortgages	-	-	-	-	-	31	-	-	31
Residential Consumer Construction/Land	-	-	-	-	-	-	-	-	-

Total	$ -	$ -	$ 44	$ 270	$ 68	$ 65	$ -	$ -	$ 447

For the year ended December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial	$ -	$ 8	$ -	$ -	$ -	$ -	$ -	$ -	$ 8
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Construction/Land	-	-	-	-	-	-	-	-	-
Consumer:
Consumer Open-End	-	-	-	-	-	2	-	-	2
Consumer Closed-End	-	-	74	-	-	-	-	-	74
Residential:
Residential Mortgages	-	-	-	-	-	-	-	-	-
Residential Consumer Construction/Land	-	-	-	-	-	-	-	-	-

Total	$ -	$ 8	$ 74	$ -	$ -	$ 2	$ -	$ -	$ 84

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for credit losses (continued)

The following table details loans on nonaccrual status as of December 31, 2025 and 2024:

Loans on Nonaccrual Status
(dollars in thousands)

	December 31, 2025
	Nonaccrual Loans
	With No Allowance	With an Allowance	Total
Commercial	$ 387	$ 72	$ 459
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	30	-	30
Commercial Mortgages-Non-Owner Occupied	-	-	-
Commercial Construction/Land	316	-	316
Consumer
Consumer Open-End	255	-	255
Consumer Closed-End	80	-	80
Residential:
Residential Mortgages	494	-	494
Residential Consumer Construction/Land	70	-	70
Total	$ 1,632	$ 72	$ 1,704

	December 31, 2024
	Nonaccrual Loans
	With No Allowance	With an Allowance	Total
Commercial	$ 279	$ 193	$ 472
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	43	-	43
Commercial Mortgages-Non-Owner Occupied	-	-	-
Commercial Construction/Land	354	-	354
Consumer
Consumer Open-End	-	-	-
Consumer Closed-End	192	-	192
Residential:
Residential Mortgages	579	-	579
Residential Consumer Construction/Land	-	-	-
Total	$ 1,447	$ 193	$ 1,640

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for credit losses (continued)

The following tables present an aging analysis of the loan portfolio by class and past due as of December 31, 2025 and 2024:

Age Analysis of Past Due Loans as of December 31, 2025 (in thousands)
							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$118	13	446	577	$65,817	$66,394	$-
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	47	-	30	77	150,008	150,085	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	215,301	215,301	-
Commercial Construction/Land	-	-	-	-	16,339	16,339	-
Consumer:
Consumer Open-End	217	132	75	424	62,646	63,070	-
Consumer Closed-End	42	93	80	215	24,877	25,092	-
Residential:
Residential Mortgages	1,698	183	29	1,910	104,017	105,927	-
Residential Consumer Construction/Land	-	-	70	70	25,529	25,599	-
Total	$2,122	$421	$730	$3,273	$664,534	$667,807	$-

Age Analysis of Past Due Loans as of December 31, 2024 (in thousands)
							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$-	$398	$74	$472	$65,946	$66,418	$-
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	-	-	43	43	140,400	140,443	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	195,089	195,089	-
Commercial Construction/Land	-	-	-	-	23,883	23,883	-
Consumer:
Consumer Open-End	39	1	-	40	50,001	50,041	-
Consumer Closed-End	112	73	-	185	28,084	28,269	-
Residential:
Residential Mortgages	174	358	340	872	112,431	113,303	-
Residential Consumer Construction/Land	-	-	-	-	26,150	26,150	-
Total	$325	$830	$457	$1,612	$641,984	$643,596	$-

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans and allowance for credit losses (continued)

The amounts of overdrafts reclassified as loans were $535,000 and $46,000 as of December 31, 2025 and 2024, respectively.

The Company’s officers, directors and their related interests have various types of loan relationships with the Bank. The total outstanding balances of these related party loans at December 31, 2025 and 2024 were $4,590,000 and $10,133,000, respectively. During 2025, new loans and advances to directors serving on December 31, 2025 amounted to $504,438 and repayments amounted to $790,000 as compared to new loans and advances of $1,804,000 and repayments of $1,328,000. The decreases were due primarily to a change in board membership.

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

There were no loan modifications to borrowers experiencing financial difficulty made during the twelve months ended December 31, 2025 and 2024. There were no loan modifications to borrowers experiencing financial difficulty that defaulted (90 days past due) made during the twelve months ended December 31, 2025 and 2024.

The amount of interest reversed for loans that became classified as nonaccrual loans during 2025 and 2024 was approximately $81,000 and $35,000, respectively. The Company recognized approximately $9 thousand of interest income on nonaccrual loans during the year ended December 31, 2025.

ACL on Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit and commitments to extend future credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable by the Company. The allowance for off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for loan credit losses. The allowance for credit losses for unfunded loan commitments of $674 and $543 at December 31, 2025 and 2024, is separately classified within Other Liabilities on the Consolidated Balance Sheets.

Allowance for Credit Losses on Unfunded Commitments	(in thousands)
Balance, December 31, 2023	$ 665
Recovery of credit losses	(122)
Balance December 31, 2024	$ 543

Balance, December 31, 2024	$ 543
Provision for credit losses	131
Balance December 31, 2025	$ 674

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Other real estate owned

At December 31, 2025 and 2024, the Bank had no Other Real Estate Owned (OREO).

Note 7 – Premises, equipment, and software

Premises and equipment at December 31, 2025 and 2024 are summarized as follows:

	December 31,
(in thousands)	2025	2024
Land	$4,827	$3,882
Building and improvements	15,945	14,407
Property for future expansion	260	2,518
Furniture and equipment	10,766	10,028
Leasehold improvements	3,250	3,250
Software	2,109	2,030
	37,158	36,115
Less accumulated depreciation	18,025	16,802

Net premises and equipment	$19,132	$19,313

Total depreciation and amortization expense related to premises and equipment for the years ended December 31, 2025 and 2024 was $1,328 and $1,378, respectively.

Note 8 - Deposits

A summary of deposit accounts is as follows:

	December 31,
(in thousands)	2025	2024
Demand
Noninterest bearing	$131,456	$129,692
Interest bearing	399,611	379,094
Savings	170,734	143,114
Time, $250,000 or more	48,010	44,246
Other time	187,318	186,258

Total	$937,129	$882,404

The Bank had no brokered deposits at either December 31, 2025 or December 31, 2024.

At December 31, 2025, deposits in accounts with balances exceeding the FDIC insurance limit of $250,000 totaled approximately $289,069,000 (30.85% of total deposits). Excluding collateralized public deposits, uninsured deposits totaled approximately $252,818,000 (26.98% of total deposits). These amounts are based on account balances without applying FDIC aggregation rules across accounts or ownership capacities and may differ from the actual uninsured portion. The Bank had no brokered deposits or other uninsured deposit-like instruments at December 31, 2025.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Deposits (continued)

At December 31, 2025, maturities of time deposits are scheduled as follows (in thousands):

Year Ending December 31,	Amount

2026	$206,249
2027	20,700
2028	5,373
2029	1,055
2030	1,951
thereafter	-

$235,328

The Bank held deposits from the Company’s officers, directors and their related interests of $13,205,000 and $18,972,000 at December 31, 2025 and 2024, respectively. The decrease was due to the retirement of board members in 2025.

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

2.Mortgage Banking – The mortgage segment originates residential mortgage loans primarily within the Region 2000, Charlottesville, and Roanoke markets. The mortgage division primarily sells these loans in the secondary market through pre-arranged purchase commitments, typically with servicing released. This structure substantially limits the Company’s exposure to credit and interest rate risk. Revenue primarily consists of gains on the sale of loans.

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

Significant Expense Categories

Consistent with ASU 2023-07, significant segment expenses reviewed regularly by the CODM and included in segment profit measures are separately presented. For the year ended December 31, 2025, these significant approximate expenses included:

•Community Banking: Salaries and employee benefits ($15.95 million), data processing ($2.49 million), professional services ($3.79 million), equipment ($2.65 million), and occupancy ($2.01 million).

•Mortgage Banking: Salaries and employee benefits ($3.23 million), credit-related expenses ($682,000), and occupancy costs ($117,000).

•Investment Advisory: Salaries and employee benefits ($1.78 million), amortization of intangible assets ($561,000), and professional services ($123,000).

The “Other” segment represents the parent holding company, Bank of the James Financial Group, Inc. Significant items include interest expense on holding company borrowings and intercompany dividend income received from subsidiaries, which is eliminated against the subsidiaries’ equity in the Eliminations column. Remaining holding company operating expenses, primarily professional fees, are not allocated to a reportable segment.

Supplemental Segment Data

Supplemental data regularly reviewed by the CODM includes total loans held for investment, total deposits, and assets under management (AUM), as these metrics provide additional insights into segment performance:

•Community Banking: Total loans held for investment, net of allowances, were $661.36 million at December 31, 2025, compared to $636.55 million at December 31, 2024. Deposits totaled $940.60 million and $889.52 million for 2025 and 2024, respectively.

•Investment Advisory: AUM increased to $1.03 billion million at December 31, 2025, from $853.98 million at December 31, 2024.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Business Segments (continued)

Segment financial information, including significant expense categories and supplemental metrics, is presented in the tables below, along with reconciliations to consolidated financial statements for the years ended December 31, 2025, and 2024.

	Business Segments as of the Year Ended
	December 31, 2025
Dollars in Thousands	Community Banking	Mortgage Banking	Investment Advisory	Other	Eliminations	Consolidated

Interest income	$ 46,655	$ -	$ -	$ -	$ -	$ 46,655
Interest expense	13,296	-	-	552	-	13,848
Net interest income	33,359	-	-	(552)	-	32,807
Gains on sales of loans	-	4,853	-	-	-	4,853
Service charges, fees and commissions	4,273	-	-	-	-	4,273
Wealth management fees	19	-	5,328	-	-	5,347
Other noninterest income	1,647	-	-	9,628	(9,896)	1,379
Net revenue	39,298	4,853	5,328	9,076	(9,896)	48,659

Less:
Provision for (recovery of) credit losses	(35)	-	-	-	-	(35)

Noninterest expense:
Salaries and employee benefits	15,947	3,229	1,784	-	-	20,960
Occupancy	2,009	117	130	-	(120)	2,136
Equipment	2,652	60	53	-	-	2,765
Supplies	575	21	35	-	-	631
Professional and other outside expenses	3,785	-	123	207	(148)	3,967
Data processing	2,487	-	-	-	-	2,487
Marketing	799	5	13	50	-	867
Credit expense	222	682	-	-	-	904
Other real estate expenses, net	-	-	-	-	-	-
FDIC insurance expense	518	-	-	-	-	518
Amortization of intangibles	-	-	561	-	-	561
Other (insurance, travel, contributions)	1,586	40	127	-	-	1,753
Total noninterest expense	30,580	4,154	2,826	257	(268)	37,549

Segment income before income taxes	8,753	699	2,502	8,819	(9,628)	11,145
Allocated income tax expense (benefit)	1,518	147	664	(206)	-	2,123
Segment net income	$ 7,235	$ 552	$ 1,838	$ 9,025	$ (9,628)	$ 9,022

Segment assets at December 31, 2025	$ 1,028,122	$ 3,472	$ 9,611	$ 104,196	$ (106,377)	$ 1,039,024

Supplemental Data at December 31, 2025:
Total loans held for investment, net	$ 661,357	$ -	$ -	$ -	$ -	$ 661,357
Total deposits	940,596	-	-	-	(3,467)	937,129
Assets Under Management	-	-	1,028,928	-	-	1,028,928

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Business Segments (continued)

	Business Segments as of the Year Ended
	December 31, 2024
Dollars in Thousands	Community Banking	Mortgage Banking	Investment Advisory	Other	Eliminations	Consolidated

Interest income	$ 44,643	$ -	$ -	$ -	$ -	$ 44,643
Interest expense	14,704	-	-	703	-	15,407
Net interest income	29,939	-	-	(703)	-	29,236
Gains on sales of loans	-	4,494	-	-	-	4,494
Service charges, fees and commissions	4,003	-	-	-	-	4,003
Wealth management fees	-	-	4,843	-	-	4,843
Other noninterest income	2,050	-	-	8,579	(8,832)	1,797
Net revenue	35,992	4,494	4,843	7,876	(8,832)	44,373

Less:
Provision for (recovery of) credit losses	(655)	-	-	-	-	(655)

Noninterest expense:
Salaries and employee benefits	14,681	2,876	1,737	-	-	19,294
Occupancy	1,842	114	104	-	(96)	1,964
Equipment	2,406	54	39	-	-	2,499
Supplies	486	20	36	-	-	542
Professional and other outside expenses	3,286	-	112	232	(159)	3,471
Data processing	3,057	-	-	-	-	3,057
Marketing	847	6	11	(96)	-	768
Credit expense	237	579	-	-	-	816
Other real estate expenses, net	-	-	-	-	-	-
FDIC insurance expense	441	-	-	-	-	441
Amortization of intangibles	-	-	560	-	-	560
Other (insurance, travel, contributions)	1,569	18	115	(9)	-	1,693
Total noninterest expense	28,852	3,667	2,714	127	(255)	35,105

Segment income before income taxes	7,795	827	2,129	7,749	(8,577)	9,923
Allocated income tax expense (benefit)	1,449	153	572	(195)	-	1,979
Segment net income	$ 6,346	$ 674	$ 1,557	$ 7,944	$ (8,577)	$ 7,944

Segment assets at December 31, 2024	$ 965,659	$ 3,992	$ 11,308	$ 107,365	$ (109,080)	$ 979,244

Supplemental Data at December 31, 2024:
Total loans held for investment, net	$ 636,552	$ -	$ -	$ -	$ -	$ 636,552
Total deposits	889,519	-	-	-	(7,115)	882,404
Assets Under Management	-	-	853,977	-	-	853,977

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Capital notes

On April 13, 2020, the Company commenced a private placement of unregistered debt securities (the “2020 Offering”). In the 2020 Offering, the Company sold $10,050,000 in principle of notes (the “2020 Notes”) during the second and third quarters of 2020. The 2020 Notes bore interest at the rate of 3.25% per year with interest payable quarterly in arrears and matured on June 30, 2025.

The 2020 Notes were paid in full upon maturity on June 30, 2025. As of December 31, 2025, the Company has no outstanding capital notes. The balance of the 2020 Notes as of December 31, 2024 was $10,050,000, presented net of unamortized issuance costs on the Consolidated Balance Sheet.

Note 11 – Other borrowings

Short-term borrowings may consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings may also include federal funds purchased, which are unsecured overnight borrowings from other financial institutions.

There was no utilization of short-term borrowings in 2025 other than one day nominal balances to test the lines. Average daily balances were less than $1,100 for the year.

The Bank maintains unsecured federal fund lines at 5 institutions with an aggregate limit of $58,000,000, including a secured federal funds line with CBB whereby it may pledge securities as collateral with no specified minimum or maximum amount or term. The amount available at December 31, 2025 on the CBB secured line based on the securities pledged is $5,117,000.

The Bank is also a member of the FHLBA. The Bank’s available credit through the FHLBA was $303,408,000 as of December 31, 2025. The Bank must pledge collateral in order to access the FHLBA available credit. Currently the Bank has pledged to the FHLBA approximately $60,959,000 in 1-4 family residential mortgages and securities which, after adjustments for the loan-to-value requirements by the FHLBA, would allow the Bank to access up to $47,574,000 in credit without pledging any additional collateral.

As of December 31, 2025 and 2024 there were no outstanding balances on any of the credit facilities mentioned above.

On December 29, 2021, the Company borrowed $11,000,000 from National Bank of Blacksburg (“NBB”) pursuant to a secured promissory note (the “NBB Note”). The NBB Note is secured by a first priority lien on approximately 4.95% of the Bank’s common stock. A portion of the proceeds were used to purchase 100% of the capital stock of PWW. The balance of the NBB Note is presented on the Consolidated Balance Sheets under “other borrowings” and is net of unamortized issuance costs.

On June 30, 2022, the terms of the NBB Note were modified effective July 1, 2022. Pursuant to the first modification, the maturity date was extended to December 31, 2026 and the interest rate was adjusted to 3.90% from 4.00%. On September 30, 2025, the NBB Note was modified a second time. Pursuant to the second modification, the maturity date was extended to August 31, 2030, the interest rate was adjusted to 5.65%, and the payment structure was modified to sixty equal monthly payments of $61,805.22 beginning September 30, 2025, with a balloon payment of the remaining outstanding principal balance plus accrued interest due at maturity. The principal balance on the NBB Note was $8,796,000 and $9,300,000 as of December 31, 2025 and December 31, 2024, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Income taxes

The Company files income tax returns in the U.S. federal jurisdiction and the states of Virginia and North Carolina. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2022.

The Company’s pre-tax earnings are derived solely from domestic sources. The following table provides information on the components of income tax expense for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
($ in thousands)	2025	2024
Current tax expense (benefit):
Federal	$ 2,279	$ 1,957
State	-	(6)
Total current tax expense	$ 2,279	$ 1,951
Deferred tax expense (benefit):
Federal	(282)	(106)
State	126	134
Total deferred tax (benefit) expense	(156)	28
Total income tax expense	$ 2,123	$ 1,979

The following table provides a reconciliation of tax expense computed at the statutory federal tax rate and the recorded tax expense (in dollars and percentages) for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025		2024
($ in thousands)	Amount	Percent	Amount	Percent
Tax at federal statutory rate	$ 2,340	21%	$ 2,084	21%
State income taxes, net of federal tax effect (1)	100	0.9	101	1.0
Nontaxable or nondeductible items
Appreciation in cash surrender value of life insurance	(162)	(1.5)	(151)	(1.5)
Tax-exempt interest income	(109)	(1.0)	(113)	(1.1)
Other	(46)	(0.4)	58	0.6
Income tax expense	$ 2,123	19.0%	$ 1,979	19.9%

(1)The State of Virginia made up the majority of the tax effect in this category.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Income taxes (continued)

The following table provides information on the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024.

($ in thousands)	2025	2024
Deferred tax assets
Lease liabilities	$ 703	$ 825
Allowance for credit losses	1,355	1,479
Unfunded commitment liability	141	114
Unrealized losses on available-for-sale securities	3,971	6,091
Non-accrual interest	120	36
Net operating losses	207	283
Deferred compensation	1,311	1,117
Other	26	-
Gross deferred tax assets	$ 7,834	$ 9,945

Deferred tax liabilities
Right-of-use assets	613	729
Depreciation	140	173
Intangibles	141	86
Other	50	103
Gross deferred tax liabilities	944	1,091
Net deferred tax asset	$ 6,890	$ 8,854

At December 31, 2025, the Company had state net operating losses of $4,376, of which $2,019 will begin to expire in 2034, if not fully utilized.  The Company has recorded a deferred tax asset of $207 at December 31, 2025, which represents the tax effect of these carryforwards.

During the years ended December 31, 2025 and 2024, the Company made payments to tax authorities for income taxes as set forth in the table below.

	Years Ended December 31,
($ in thousands)	2025	2024
Federal	$ 2,340	$ 1,850

Income taxes paid represents amounts paid (net of refunds received) to taxing authorities during the respective years, including payments for income taxes related to prior years and excluding payments for the current year that will be made in subsequent periods.

For the years ended December 31, 2025 and 2024, federal income taxes paid includes amounts related to current year estimated tax payments and prior year tax liabilities. No state income taxes were paid during 2025 or 2024, as available net operating loss carryforwards offset state taxable income in the jurisdictions where the Company files. State income taxes paid represents amounts paid to the Commonwealth of Virginia.

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

The basic and diluted earnings per share calculations are as follows (dollars in thousands except per share data):

	Year Ended December 31,
	2025	2024
Net income	$ 9,022	$ 7,944
Weighted average number of shares outstanding - basic and diluted	4,543,338	4,543,338

Earnings per common shares - basic and diluted	$ 1.99	$ 1.75

There are currently no outstanding stock awards as of December 31, 2025 and 2024. There were no potentially dilutive shares outstanding in 2025 and 2024. Consequently, the weighted average shares and weighted average diluted shares were identical.

Note 14 – Employee benefit plans

Defined contribution benefit plan. The Company adopted a 401(k) defined contribution plan on October 1, 2000, which is currently administered by Vanguard. Participants have the right to contribute up to the maximum allowed under Section 401(g) of the Internal Revenue Code, whichever is less. The Company contributed $552,000 and $518,000 to the plan on behalf of the employees for the years ended December 31, 2025 and 2024, respectively.

Supplemental Executive Retirement Plan. A Supplemental Executive Retirement Plan (SERP) was established to provide participating executives (as determined by the Company’s Board of Directors) with benefits that cannot be provided under the 401(k) as a result of limitations imposed by the Internal Revenue Code. The SERP will also provide benefits to eligible employees or their survivors, as applicable, if they die, retire, or are terminated under certain circumstances. SERP expense totaled $916,000 and $776,000 for the years ended December 31, 2025 and 2024, respectively, and is included within the “Salaries and employee benefits” line on the consolidated statements of income. The related liability totaled $6,235,000 and $5,320,000 at December 31, 2025 and 2024, respectively, and is included within the “Other liabilities” line of the consolidated balance sheets.

The Company funds the plan through a modified endowment contract. Income recorded for the plan represents life insurance income as recorded based on the projected increases in cash surrender values of life insurance policies. As of December 31, 2025 and 2024, the life insurance policies had cash surrender values of approximately $23,676,000 and $22,907,000, respectively.

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

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Employee benefit plans (continued)

In 2025 and 2024, all shares purchased pursuant to the ESPP were purchased on the open market and consequently the Company issued no common shares in connection with the ESPP during the years ended December 31, 2025 and 2024.

Note 15 – Stock-based compensation plans

On March 20, 2018, the Board of Directors adopted the “2018 Bank of the James Financial Group, Inc. Equity Incentive Plan”, which was approved by the shareholders on May 15, 2018. The 2018 Incentive Plan permits the issuance of up to 250,000 shares of common stock (as may be adjusted for stock dividends, stock splits, mergers, recapitalizations, and certain other transactions) for awards to key employees of the Company and its subsidiaries in the form of stock options, restricted stock, restricted stock units, stock awards and performance units. The 2018 Incentive Plan expires on December 31, 2028. There were no new grants during the years ended December 31, 2025 and 2024, no awards were exercised during the years ended December 31, 2025 and 2024, and no awards were outstanding as of December 31, 2025 or December 31, 2024. The recipients of restricted stock units do not receive shares of the Company’s stock immediately, but instead receive shares, or cash compensation, or some combination of the two, upon satisfying the requisite service period specified by the terms and conditions of the grant. Additionally, the recipients of restricted stock units do not enjoy the same rights as other holders of the Company’s common stock until the units have vested and, as such, they do not have voting rights or rights to nonforfeitable dividends. The related compensation expense is based on the fair value of the Company’s stock. Shares vested over 3 years in thirds with the first one-third vesting one year from the grant date. All prior awards have been fully vested and have been settled. There was no expense associated with the plan in 2025 or 2024.

Note 16 – Dividend reinvestment plan

The Company has in effect a Dividend Reinvestment Plan (DRIP) which provides an automatic conversion of dividends into common stock for enrolled shareholders. The Company may issue common shares to the DRIP or purchase common shares on the open market. Common shares are purchased on the open market at a price that based on the weighted average price of all shares purchased by the broker-dealer on the open market from each aggregate order placed by the Plan Administrator. In 2025 and 2024, all shares purchased through the DRIP were purchased on the open market and consequently the Company issued no common shares to the DRIP during the years ended December 31, 2025 and 2024.

Note 17 – Stockholders’ equity

The Company’s ability to pay dividends on its stock is largely dependent on dividends from its bank subsidiary, which are subject to comprehensive regulatory restrictions. Federal banking regulations prohibit a state member bank from paying dividends in any year beyond the sum of that year’s net income and the retained net profits of the prior two years without prior regulatory approval. In addition, Virginia law forbids any dividend that would impair the Bank’s paid-in capital; any deficit in originally contributed capital must be restored by earnings before a dividend is declared, and no dividend may be paid out of the Bank’s paid-in capital. The Virginia State Corporation Commission (the Bank’s state regulator) may further restrict or require approval of dividends if it determines such action is warranted by the Bank’s financial condition. Federal law (the Federal Deposit Insurance Act) similarly prohibits an insured depository institution from making any capital distribution – including dividends – that would leave the institution “undercapitalized” as defined by regulation. Moreover, the Federal Reserve (which supervises the Company as a bank holding company) has authority to prohibit or limit dividends that it deems an unsafe or unsound banking practice, even if the Bank would otherwise meet the above requirements. These restrictions, which are generally consistent with industry practice, ensure that banks and holding companies maintain strong capital positions and do not pay dividends that could compromise their financial stability. As

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Stockholders’ equity (continued)

of December 31, 2025, the Bank was in compliance with all applicable dividend regulations. Future dividends remain subject to the Bank’s earnings, capital levels and liquidity, and the supervisory authority of applicable banking regulators, and management does not currently expect the current regulatory restrictions to materially limit the Company’s ability to pay dividends.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total Common Equity Tier 1 capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2025 that the Bank met all capital adequacy requirements to which it is subject. The Bank’s actual regulatory capital amounts and ratios for December 31, 2025 and 2024 are also presented in the table below.

In addition to the minimum regulatory capital required for capital adequacy purposes the Bank is required to maintain a minimum Capital Conservation Buffer above those minimums in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The Capital Conservation Buffer was 2.5% at December 31, 2025 and 2024, and is applicable for the Common Equity Tier 1, Tier 1, and Total Capital Ratios.

As of December 31, 2025, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

To be categorized as well capitalized under the prompt corrective action regulations, the Bank must maintain minimum total risk-based, CET1, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Regulatory matters (continued)

The capital ratios for the Bank for 2025 and 2024 are set forth in the following table:

	December 31, 2025
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Total capital
(to risk-weighted assets)	$100,197	12.54%	$83,927	>10.50%	$79,930	> 10.00%
Tier 1 capital
(to risk-weighted assets)	$93,748	11.73%	$67,941	>8.50%	$63,944	> 8.00%
Common Equity Tier 1 capital
(to risk-weighted assets)	$93,748	11.73%	$55,951	>7.00%	$51,955	>6.50%
Tier 1 capital (leverage)
(to average assets)	$93,748	9.05%	$40,441	> 4.00%	$51,791	> 5.00%

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

At December 31, 2025, the Bank had rate lock commitments to originate mortgage loans through its Mortgage Division amounting to approximately $14,337,000 and loans held for sale of $3,472,000. The Bank has entered into corresponding commitments with third party investors to sell each of these loans that close. No other obligation exists.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Financial instruments with off-balance-sheet risk (continued)

Financial instruments whose contract amounts represent credit risk are as follows:

	Contract Amounts at
	December 31,
(dollars in thousands)	2025	2024

Commitments to extend credit	$181,358	$182,522
Standby letters of credit	2,086	3,507
Total	$183,444	$186,029

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

The Bank has outstanding capital commitments of $1,220,000 related to two Small Business Investment Company (SBIC) funds. These commitments may be called over time at the discretion of the fund managers.

Note 20 – Concentration of credit risk

The Bank has a diversified loan portfolio consisting of commercial, real estate and consumer (installment) loans. Substantially all of the Bank’s customers are residents or operate business ventures in its market area consisting primarily of the Lynchburg metropolitan area. Therefore, a substantial portion of its borrowers’ ability to honor their contracts and the Bank’s ability to realize the value of any underlying collateral, if needed, is influenced by the economic conditions in this market area.

The Bank maintains a significant portion of its cash balances with one financial institution. Cash balances are maintained in deposit accounts that, at times, may exceed federally insured limits. Uninsured cash balances as of December 31, 2025 were estimated to be approximately $6,592,000, which consisted of $4,532,000 maintained in one account at the FHLBA (uninsured), as well as the remaining uninsured balances (net of $250,000 FDIC coverage) held in deposit accounts at several correspondent banks. Uninsured cash balances as of December 31, 2024 were approximately $5,322,000, which consisted of the total balances in the same accounts referenced above.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair value measurements

Financial instruments measured at fair value on recurring basis.

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with FASB ASC 820, Fair Value Measurement, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, when quoted market prices are not available, fair values are estimated using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including discount rates and estimates of future cash flows. In cases where market activity for an asset or liability has significantly decreased, determining fair value may require the use of multiple valuation techniques and significant judgment. The fair value estimates may not be realized in an immediate settlement of the instrument.

The Company groups its assets and liabilities measured at fair value in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value:

•Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets.

•Level 2 – Inputs other than Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•Level 3 – Unobservable inputs that are significant to the fair value measurement.

Securities

The Company’s investment securities are classified within the fair value hierarchy based on the observability of inputs used in their valuation. Securities with quoted prices in active markets are classified as Level 1. Securities valued using quoted prices for similar assets in active markets or other observable market data are classified as Level 2. Securities valued using significant unobservable inputs are classified as Level 3.

All of the Company’s investment securities as of December 31, 2025 and 2024 are classified as Level 2. These securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions, and certain corporate and other securities. Fair values for these securities are obtained from independent pricing services that use pricing models based on quoted prices for similar securities and other observable market data.

Derivatives Assets/Liabilities – Interest Rate Lock Commitments (IRLCs)

The Company recognizes IRLCs at fair value based on the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis while taking into consideration the probability that the rate lock commitments will close. All of the Company’s IRLCs are classified as Level 3. The Company’s IRLCs are included in “Other Assets” on the Consolidated Balance Sheets.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair value measurements (continued)

The following table summarizes the Company’s financial assets that were measured at fair value on a recurring basis during the period:

		Fair Value at December 31, 2025
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
(dollars in thousands)	December 31,	Identical Assets	Inputs	Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
U.S. agency obligations	$85,363	$-	$85,363	$-
Mortgage-backed securities	61,040	-	61,040	-
Municipals	55,163	-	55,163	-
Corporates	12,562	-	12,562	-
Total available-for-sale securities	$214,128	$-	$214,128	$-
IRLCs – asset	99	-	-	99
Total assets at fair value	$214,227	$-	$214,128	$99

During the year ended December 31, 2025, the fair value of Level 3 assets consisted entirely of IRLCs, which increased from $42,000 at December 31, 2024 to $99,000 at December 31, 2025; there were no transfers into or out of Level 3, and no purchases, sales, or settlements of Level 3 instruments during the period. The change reflects the net effect of new rate lock commitments issued and existing commitments closed or expired during the year.

		Fair Value at December 31, 2024
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
(dollars in thousands)	December 31,	Identical Assets	Inputs	Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
U.S. agency obligations	$73,060	$-	$73,060	$-
Mortgage-backed securities	58,973	-	58,973	-
Municipals	41,561	-	41,561	-
Corporates	14,322	-	14,322	-
Total available-for-sale securities	$187,916	$-	$187,916	$-
IRLCs – asset	42	-	-	42
Total assets at fair value	$187,958	$-	$187,916	$42

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair value measurements (continued)

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2025
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
IRLCs - asset	$99	Market approach	Range of pull through rate	85%

	Quantitative information about Level 3 Fair Value Measurements for December 31, 2024
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets
IRLCs - asset	$42	Market approach	Range of pull through rate	85%

Assets measured at fair value on a nonrecurring basis.

Loans held for sale

Loans held for sale are carried at the lower of cost or fair value. Fair values are based on quoted prices or commitments from third-party investors who have agreed to purchase the loans. Loans held for sale are classified as Level 2 in the fair value hierarchy because fair values are determined using quoted prices for similar assets rather than quoted prices for identical assets in active markets. As of December 31, 2025 and 2024, the fair value of loans held for sale exceeded their cost, and accordingly, no fair value adjustments were required. Gains and losses on the sale of loans are recorded in noninterest income in the Consolidated Statements of Income.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair value measurements (continued)

Other Real Estate Owned

There was no OREO as of December 31, 2025 and 2024.

Collateral Dependent Loans with an ACL

In accordance with ASC 326, we may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice. As of December 31, 2025 and 2024, we had $10,238,000 and $12,626,000 in collateral dependent loans with an associated allowance for credit losses of $72,000 and $193,000, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair value measurements (continued)

Fair Value at December 31, 2025
		Quoted Prices	Significant
(dollars in thousands)		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)

Loans individually evaluated*	$ 136	$ -	$ -	$ 136

Loans held for sale	$ 3,472	$ -	$ 3,472	$ -

Fair Value at December 31, 2024
		Quoted Prices	Significant
(dollars in thousands)		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)

Loans individually evaluated*	$ 76	$ -	$ -	$ 76

Loans held for sale	$ 3,616	$ -	$ 3,616	$ -

*Includes loans charged down to the net realizable value of the collateral.

The following table provides additional quantitative information about assets measured at fair value on a non-recurring basis and for which we have utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 Fair Value Measurements for
	December 31, 2025
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Loans individually evaluated*	$136	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)

*Includes loans charged down to the net realizable value of the collateral.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair value measurements (continued)

	Quantitative information about Level 3 Fair Value Measurements for
	December 31, 2024
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Loans individually evaluated*	$76	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)

*Includes loans charged down to the net realizable value of the collateral.

Financial Instruments

ASC 825, Financial Instruments, requires fair value disclosures for financial instruments, including those not measured at fair value on the Consolidated Balance Sheets. Certain financial instruments and all nonfinancial instruments are excluded from these disclosure requirements. The aggregate fair value amounts presented do not represent the fair value of the Company as a whole. The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2025 and 2024 are presented in the following tables.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Fair value measurements (continued)

		Fair Value Measurements at December 31, 2025 using
		Quoted Prices	Significant
		in Active	Other	Significant
(dollars in thousands)		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$28,538	$28,538	$-	$-	$28,538
Fed funds sold	55,937	55,937	-	-	55,937
Securities
Available-for-sale	214,128	-	214,128	-	214,128
Held-to-maturity	3,590	-	3,315	-	3,315
Restricted stock	1,828	-	1,828	-	1,828
Loans, net	661,357	-		652,335	652,335
Loans held for sale	3,472	-	3,472	-	3,472
Interest receivable	3,380	-	3,380	-	3,380
BOLI	23,676	-	23,676	-	23,676
Derivatives	99	-		99	99
Liabilities
Deposits	$937,129	$-	$936,880	$-	$936,880
Other borrowings	8,796	-	8,511	-	8,511
Interest payable	1,167	-	1,167	-	1,167

(dollars in thousands)		Fair Value Measurements at December 31, 2024 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$23,287	$23,287	$-	$-	$23,287
Fed funds sold	50,022	50,022	-	-	50,022
Securities
Available-for-sale	187,916	-	187,916	-	187,916
Held-to-maturity	3,606	-	3,170	-	3,170
Restricted stock	1,821	-	1,821	-	1,821
Loans, net	636,552	-	—	613,984	613,984
Loans held for sale	3,616	-	3,616	-	3,616
Interest receivable	3,065	-	3,065	-	3,065
BOLI	22,907	-	22,907	-	22,907
Derivatives	42	-	-	42	42
Liabilities
Deposits	$882,404	$-	$881,921	$-	$881,921
Capital notes, net	10,048	-	9,836	-	9,836
Other borrowings	9,300	-	8,929	-	8,929
Interest payable	722	-	722	-	722

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

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of account analysis fees (e.g., net fees earned on analyzed business checking accounts), monthly service fees, check orders, and other deposit account related fees. Revenue from account analysis fees and monthly service fees is recognized over the period in which the service is provided. Revenue from check orders and other transactional fees is recognized at the point in time the transaction occurs. Payment is received immediately or at the end of the month through a direct charge to customers’ accounts.

Fees, Exchange, and Other Service Charges

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, treasury services income, wealth management fees, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned when the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income represents fees charged to merchants to process their debit and credit card transactions and related account management fees. Treasury services income represents fees charged to customers for sweep, positive pay, and lockbox services. Wealth management fees represent advisory and asset management fees earned by PWW. Other service charges include revenue from wire transfers, bill pay services, cashier’s checks, and other banking services. Revenue is recognized when the services are rendered or upon completion. Payment is typically received immediately, at month-end, or for wealth management fees, at quarter-end.

Commission-based Fees

Commission income is primarily generated from the sale of securities and annuities to retail customers. Revenue is recognized at the point in time when each transaction is completed, and payment is generally received shortly thereafter under standard settlement processes. Because commissions are transaction-based, the amount of revenue recognized may fluctuate from period to period based on the volume and size of customer transactions.

Wealth Management Fees

Wealth management fees are generated almost entirely by PWW, the Company’s investment advisory subsidiary, which provides continuous portfolio management services under contracts based on the market value of assets under management. Revenue is recognized over time as services are rendered throughout each contractual period. Payment is typically received at the end of each quarter based on the quarter-end valuation of client assets. Because fees are asset-based, the amount of revenue recognized may fluctuate from period to period due to market performance and client activity.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 – Revenue recognition (continued)

Other

Other noninterest income consists of commissions from sales of mutual funds and other investments, ongoing service fees (trailers) from mutual fund companies, safe deposit box rental fees, and other miscellaneous revenue.

Commissions from sales of mutual funds and investments are recognized at the trade date when the Company has satisfied its performance obligation. Trailer fees from mutual fund companies, which are typically based on a percentage of net asset value, are recognized over time as the net asset value is determined, usually monthly or quarterly.

Safe deposit box rental fees are charged to customers annually in advance. Because the Company’s performance obligation is satisfied over the rental period, revenue is recognized ratably over the twelve-month rental term rather than upon receipt of payment.

Note 23 – Leases

The Company accounts for its leases under ASC 842, Leases. Right-of-use assets and lease liabilities are included in other assets and other liabilities, respectively, on the Consolidated Balance Sheets.

Lease liabilities represent the Company’s obligation to make lease payments and are measured as the present value of remaining contractual cash flows, discounted at the Company’s incremental borrowing rate in effect at the lease commencement date. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are measured as the lease liability adjusted for prepaid rent, initial direct costs, and lease incentives received from the lessor.

The Company leases four operating locations under long-term leases. Two leases are classified as operating leases and two are classified as finance leases. Certain leases include options to extend the lease term, which are included in the measurement of lease liabilities to the extent the Company is reasonably certain to exercise the options. The lease agreements do not contain residual value guarantees, dividend restrictions, or other financial covenants.

The Bank leases approximately 32,400 square feet of office space at 828 Main Street, Lynchburg, Virginia, which serves as the Bank’s principal office, from Jamesview Investments, LLC (“Jamesview”), a Virginia limited liability company wholly owned by William C. Bryant III, a director of the Company. This lease is classified as a finance lease.

The Bank originally entered into this lease in October 2003. The lease was subsequently amended and restated effective June 1, 2019, with an initial term running through July 31, 2025. The Bank exercised its first renewal option, extending the term through July 31, 2029, with two additional five-year renewal options remaining. Monthly rent installments during the current renewal term are approximately $39,000, subject to variation based on parking space usage, plus an additional security fee. Total rent payments to Jamesview during 2025 were approximately $468,000. The lease was approved in accordance with the Company’s related party transaction approval policies. This lease is classified as a finance lease with a lease liability of $1.60 million and $2.00 million as of December 31, 2025 and 2024, respectively.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 – Leases (continued)

The following table represents information about the Company’s operating leases:

	December 31,
(Dollars in thousands)	2025	2024
Lease liabilities	$1,179	$1,308
Right-of-use assets	$1,089	$1,227
Weighted average remaining lease term in years	9.0	9.7
Weighted average discount rate	3.50%	3.51%

The following table represents information about the Company’s finance leases:

	December 31,
(Dollars in thousands)	2025	2024
Lease liabilities	$2,169	$2,620
Right-of-use assets	$1,831	$2,245
Weighted average remaining lease term in years	6.1	6.7
Weighted average discount rate	2.74%	2.73%

	For the Year Ended December 31,
Lease cost (in thousands)	2025	2024
Operating lease cost	$182	$182
Finance lease cost:
Amortization of right-of-use assets	414	414
Interest on lease liabilities	65	76
Total lease cost	$661	$672

Cash paid for amounts included in measurement
of operating lease liabilities	$169	$169

Cash paid for amounts included in measurement
of finance lease liabilities	$515	$478

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 – Leases (continued)

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total of lease liabilities is as follows:

	Operating Lease	Finance Lease
	Liabilities	Liabilities
	As of December 31,	As of December 31,
Lease payments due (in thousands)	2025	2025
December 31, 2026	$177	$516
December 31, 2027	187	517
December 31, 2028	142	517
December 31, 2029	127	325
December 31, 2030	128	51
Thereafter	618	440
Total undiscounted cash flows	$1,379	$2,366
Discount	(200)	(197)
Lease Liabilities	$1,179	$2,169

Note 24 - Impact of recently issued accounting standards

The Company has evaluated accounting standards that have been issued but are not yet effective and determined that none are expected to have a material impact on its consolidated financial statements.

In November 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans.” ASU 2025-08 expands the population of acquired financial assets subject to the gross-up approach under the current expected credit loss model. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those reporting periods. Early adoption is permitted. The Company does not expect the adoption of ASU 2025-08 to have a material impact on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” ASU 2025-11 clarifies interim reporting requirements and improves the organization of interim disclosure guidance. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2028. Early adoption is permitted. The Company does not expect the adoption of ASU 2025-11 to have a material impact on its consolidated financial statements.

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25 - Condensed financial statements of parent company

Financial information pertaining only to Bank of the James Financial Group, Inc. is as follows:

Balance Sheets
(dollars in thousands)	December 31,
	2025	2024
Assets
Cash	$2,152	$5,875
Taxes receivable	170	176
Investment in subsidiaries	86,879	78,273
Other assets	228	303
Total assets	$89,429	$84,627

Liabilities and stockholders’ equity

Capital notes, net	$-	$10,048
Other borrowings	8,796	9,300
Other liabilities	585	414
Total Liabilities	$9,381	$19,762

Common stock $2.14 par value	$9,723	$9,723
Additional paid-in-capital	35,253	35,253
Retained earnings	50,009	42,804
Accumulated other comprehensive loss	(14,937)	(22,915)
Total stockholders’ equity	$80,048	$64,865

Total liabilities and stockholders’ equity	$89,429	$84,627

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25 – Condensed financial statements of parent company (continued)

Statements of Income
(dollars in thousands)	Years Ended December 31,
	2025	2024
Income
Dividends from subsidiaries	$9,000	$7,700

Operating expenses
Interest on capital notes and other borrowings	552	702
Legal and professional fees	207	127
Other expense	52	1

Total operating expenses	811	830

Income tax	(206)	(195)

Income before equity in undistributed income of subsidiaries	8,395	7,065

Equity in undistributed income of subsidiaries	627	879

Net income	$9,022	$7,944

BANK OF THE JAMES FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25 – Condensed financial statements of parent company (continued)

Statements of Cash Flows
(dollars in thousands)	Years Ended December 31,
	2025	2024

Cash flows from operating activities
Net income	$9,022	$7,944

Adjustments to reconcile net income to net cash provided by operating activities
Amortization of debt issuance costs	2	6
Decrease (increase) in income taxes receivable	6	(84)
Decrease in other assets	75	112
Increase in other liabilities	170	138
Equity in undistributed net income of subsidiaries	(627)	(879)

Net cash provided by operating activities	$8,648	$7,237

Cash flows from investing activities
Net cash used in investing activities	$-	$-

Cash flows from financing activities
Dividends paid to common stockholders	$(1,817)	$(1,818)
Principal payments on other borrowings	(504)	(590)
Repayment of capital notes	(10,050)	-

Net cash used in financing activities	$(12,371)	$(2,408)

Decrease in cash and cash equivalents	$(3,723)	$4,829

Cash and cash equivalents at beginning of period	5,875	1,046

Cash and cash equivalents at end of period	$2,152	$5,875

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.Controls and Procedures

a)Disclosures and Controls Procedures

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

As of December 31, 2025, the Company’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of these disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025, in ensuring that information required to be disclosed in reports filed or submitted under the Exchange Act was (1) recorded, processed, summarized, and reported within the specified time periods, and (2) accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

As of December 31, 2025, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.

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

c)Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.Other Information

During the quarter and year ended December 31, 2025, no officer or director of the Company adopted or terminated any Rule 10b5-1 trading arrangement nor any non-Rule 10b5-1 trading arrangement as those terms are used in Item 408 of Reg S-K.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Part of the response to this Item will be included in the information set forth under the headings “Nominees and Continuing Directors,” “Corporate Governance and the Board of Directors Matters,” “Director and Officer Biographical Information,” “Executive Officers,” “Committees of the Board of Directors of the Company,” “Delinquent Section 16(a) Reports,” “Director Qualifications,” and “Transactions with Related Parties” in Financial’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders, which Proxy Statement will be filed with the SEC within 120 days of the end of the Financial’s 2025 fiscal year (the “2026 Proxy Statement”), and such information is hereby incorporated by reference.

Financial has adopted a code of ethics that applies to Financial’s directors, executive officers (including the principal financial officer, principal accounting officer or controller, or persons performing similar functions), and senior officers and employees. The code of ethics has been posted under the “Investor Relations” section on Financial’s website: www.bankofthejames.bank.

In accordance with Item 408(b)(2) of Regulation S-K, the Company’s Trading Restrictions Policy (its insider trading policies and procedures) was previously filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Information regarding the Company’s insider trading policy is incorporated herein by reference to the section entitled “Insider Trading and Anti-Hedging Policy” in the 2026 Proxy Statement.

Item 11.Executive Compensation

The response to this Item will be included in the information set forth under the headings “Compensation of Directors and Executive Officers,” “Corporate Governance and the Board of Directors Matters” sand “Committees of the Board of Directors of the Company” in the 2026 Proxy Statement and such information is hereby incorporated by reference.

Information regarding the Company’s compensation recovery (“clawback”) policy is incorporated herein by reference to the section entitled “Clawback Policy” in the 2026 Proxy Statement. The Company’s clawback policy is incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Securities Authorized for Issuance Under Equity Compensation Plans,” and “Executive Compensation Arrangements” in the 2026 Proxy Statement and is hereby incorporated by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The response to this Item will be included in the information set forth under the headings “Transactions with Related Parties” and “Independence of Directors” in the 2026 Proxy Statement and is hereby incorporated by reference.

Item 14.Principal Accountant Fees and Services

The response to this Item will be included in the information set forth under the heading “Independent Registered Public Accounting Firm” in the 2026 Proxy Statement and is hereby incorporated by reference. Our independent registered public accounting firm for the years ended December 31, 2025 and 2024 was Elliott Davis, PLLC, Raleigh, North Carolina, U.S. PCAOB Auditor Firm I.D.: 149.

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

10.9	2016 Salary Continuation Agreement dated effective as of October 1, 2016 by and between the Bank and Harry P. Umberger (incorporated by reference to Exhibit 10.4 to Form 8-K filed on October 21, 2016)
10.10	Salary Continuation Agreement dated effective as of January 29, 2013 by and between the Bank and Michael A. Syrek (incorporated by reference to Exhibit 10.10 to Form 10-K filed on March 29, 2022)
10.11	Salary Continuation Agreement dated effective as of January 1, 2023 by and between the Bank and Eric J. Sorenson, Jr. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 6, 2023)
10.12	Dividend Reinvestment Plan (Incorporated by reference to Registration Statement on Form S-3, filed on August 21, 2017)
10.13	2018 Bank of the James Financial Group, Inc. Equity Incentive Plan (incorporated by reference to Schedule 14A Proxy Statement Pursuant to Section 14(a) filed on April 9, 2018)
10.14	2018 Bank of the James Financial Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Schedule 14A Proxy Statement Pursuant to Section 14(a) filed on April 9, 2018)
19.1	Bank of the James Trading Restrictions Policy (incorporated by reference to Exhibit 19.1 to Form 10 K filed on March 26, 2025)
21.1	List of subsidiaries (filed herewith)
23.1	Consent of Elliott Davis, PLLC (filed herewith)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith)

97.1

Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1 (incorporated by reference to Exhibit 97.1 to Form 10 K filed on March 27, 2024)

101

Pursuant to Rule 405 of Regulation S-T, the following materials from Bank of the James Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2025 and 2024; (ii) Consolidated Statements of Income for the years ended December 31, 2025 and 2024; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024; (iv) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2025 and 2024; (v) Notes to Consolidated Financial Statements.

Item 16.Form 10–K Summary

Not required.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 27, 2026.

Signature	Capacity

/S/ Robert R. Chapman III Robert R. Chapman III	President (Principal Executive Officer) and Director
/S/ Eric J. Sorenson, Jr. Eric J. Sorenson, Jr.	Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)
/S/ Lewis C. Addison Lewis C. Addison	Director
/S/ John R. Alford, Jr. John R. Alford, Jr.	Director
/S/ William C. Bryant III William C. Bryant III	Director
/S/ A. Douglas Dalton III A. Douglas Dalton III	Director
/S/ Julie P. Doyle Julie P. Doyle	Director
___________________ Watt R. Foster, Jr.	Director
/S/ Phillip C. Jamerson Phillip C. Jamerson	Director
/S/ Lydia K. Langley Lydia K. Langley	Director
/S/ Augustus A. Petticolas, Jr. Augustus A. Petticolas, Jr.	Director