Form 10-Q
period 2026-03-31
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2026-05-12
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-Q

______________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,543,338 shares of Common Stock, par value $2.14 per share, were outstanding at May 12, 2026.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except share and per share amounts) (2026 unaudited)

Assets	March 31, 2026	December 31, 2026

Cash and due from banks	$ 25,097	$ 28,538
Federal funds sold	62,894	55,937
Total cash and cash equivalents	87,991	84,475

Securities held-to-maturity, at amortized cost (fair value of $3,290 as of March 31, 2026 and $3,315 as of December 31, 2025)	3,586	3,590
Securities available-for-sale, at fair value	244,699	214,128
Restricted stock, at cost	1,828	1,828
Loans, net of allowance for credit losses of $6,201 as of March 31, 2026 and $6,450 as of December 31, 2025	649,133	661,357
Loans held for sale	2,877	3,472
Premises and equipment, net	19,167	19,132
Interest receivable	3,200	3,380
Cash value - bank owned life insurance	23,887	23,676
Customer relationship intangible	6,024	6,164
Goodwill	2,054	2,054
Other assets	16,743	15,768
Total assets	$ 1,061,189	$ 1,039,024

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$ 144,762	$ 131,456
NOW, money market and savings	576,899	570,345
Time	234,891	235,328
Total deposits	956,552	937,129

Other borrowings	8,729	8,796
Interest payable	1,125	1,167
Other liabilities	13,499	11,884
Total liabilities	979,905	958,976

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,543,338 as of March 31, 2026 and December 31, 2025	9,723	9,723
Additional paid-in-capital	35,253	35,253
Retained earnings	52,328	50,009
Accumulated other comprehensive loss	(16,020)	(14,937)
Total stockholders’ equity	81,284	80,048

Total liabilities and stockholders’ equity	$ 1,061,189	$ 1,039,024

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended
	March 31,
Interest income	2026	2025
Loans	$ 9,427	$ 8,906
Securities
US Government and agency obligations	633	454
Mortgage backed securities	450	387
Municipals - taxable	398	311
Municipals - tax exempt	63	18
Dividends	11	13
Corporates	145	135
Interest bearing deposits	98	123
Federal Funds sold	624	887
Total interest income	11,849	11,234

Interest expense
Deposits
NOW, money market savings	1,028	1,248
Time deposits	1,954	2,079
Finance leases	14	17
Other borrowings	119	89
Capital notes	-	82
Total interest expense	3,115	3,515

Net interest income	8,734	7,719

(Recovery of) provision for credit losses	(146)	137

Net interest income after (recovery of) provision for credit losses	8,880	7,582

Noninterest income
Gains on sale of loans held for sale	1,196	837
Service charges, fees and commissions	994	981
Wealth management fees	1,413	1,255
Life insurance income	211	188
Income from small business investment company	131	-
Other	19	22

Total noninterest income	3,964	3,283

Noninterest expenses
Salaries and employee benefits	5,500	4,777
Occupancy	608	570
Equipment	747	670

See accompanying notes to these consolidated financial statements

Supplies	160	142
Professional and other outside expense	770	1,715
Data processing	475	820
Marketing	189	198
Credit expense	190	186
FDIC insurance expense	136	142
Amortization of intangibles	140	140
Other	450	466
Total noninterest expenses	9,365	9,826

Income before income taxes	3,479	1,039

Income tax expense	705	197

Net income	$ 2,774	$ 842

Weighted average shares outstanding - basic and diluted	4,543,338	4,543,338

Earnings per common share - basic and diluted	$ 0.61	$ 0.19

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollar amounts in thousands) (unaudited)

	For the Three Months
	Ended March 31,
	2026	2025
Net income	$ 2,774	$ 842
Other comprehensive (loss) income:
Unrealized (loss) gain on securities available-for-sale	(1,371)	3,918
Tax effect	288	(822)
Other comprehensive (loss) income, net of tax	(1,083)	3,096

Comprehensive income	$ 1,691	$ 3,938

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollar amounts in thousands) (unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net Income	$ 2,774	$ 842

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	346	324
Net amortization and accretion of premiums and discounts on securities	4	88
Amortization of debt issuance costs	-	1
Loss on disposal of equipment	1	-
Gain on sales of loans held for sale	(1,196)	(837)
Proceeds from sales of loans held for sale	44,966	33,436
Origination of loans held for sale	(43,175)	(33,722)
(Recovery of) provision for credit losses	(146)	137
Amortization of intangibles	140	140
Bank owned life insurance income	(211)	(188)
Decrease in accrued interest receivable	180	95
(Increase) decrease in other assets	(687)	572
Decrease in accrued interest payable	(42)	(34)
Increase (decrease) in other liabilities	1,785	(91)

Net cash provided by operating activities	4,739	763

Cash flows from investing activities
Purchases of securities available-for-sale	(33,628)	(16,482)
Proceeds from maturities, calls and paydowns of securities available-for-sale	1,686	15,453
Origination of loans, net of principal collected	12,315	(5,864)
Purchases of premises and equipment	(382)	(622)
Purchase of SBIC fund	-	(150)

Net cash used in investing activities	(20,009)	(7,665)

Cash flows from financing activities
Net increase in deposits	19,423	29,279
Principal payments on finance lease obligations	(115)	(111)
Repayment of other borrowings	(67)	(154)
Dividends paid to common stockholders	(455)	(455)

Net cash provided by financing activities	18,786	28,559

Increase in cash and cash equivalents	3,516	21,657

Cash and cash equivalents at beginning of period	84,475	73,309

Cash and cash equivalents at end of period	$ 87,991	$ 94,966

Supplemental schedule of noncash investing and financing activities

See accompanying notes to these consolidated financial statements

Noncash transactions
Unrealized (losses) gains on securities available-for-sale	$ (1,371)	$ 3,918
Supplemental disclosures of cash flow information
Cash transactions
Cash paid for interest	$ 3,157	$ 3,549
Cash paid for income taxes	-	-

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(dollar amounts in thousands, except share amounts) (unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	Loss	Total

Balance at December 31, 2024	4,543,338	$ 9,723	$ 35,253	$ 42,804	$ (22,915)	$ 64,865

Net Income	-	-	-	842	-	842

Dividends paid on common stock ($0.10 per share)	-	-	-	(455)	-	(455)

Other comprehensive income	-	-	-	-	3,096	3,096

Balance at March 31, 2025	4,543,338	$ 9,723	$ 35,253	$ 43,191	$ (19,819)	$ 68,348

Balance at December 31, 2025	4,543,338	$ 9,723	$ 35,253	$ 50,009	$ (14,937)	$ 80,048

Net Income	-	-	-	2,774	-	2,774

Dividends paid on common stock ($0.10 per share)	-	-	-	(455)	-	(455)

Other comprehensive loss	-	-	-	-	(1,083)	(1,083)

Balance at March 31, 2026	4,543,338	$ 9,723	$ 35,253	$ 52,328	$ (16,020)	$ 81,284

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

Bank of the James Financial Group, Inc. (the “Company”) operates primarily in the area commonly referred to as Region 2000, which encompasses the Town of Altavista, Amherst County, Appomattox County, the Town of Bedford, Bedford County, Campbell County, and the City of Lynchburg. In addition to its primary market area, the Company serves markets including Charlottesville, Roanoke, Blacksburg, Harrisonburg, Lexington, Buchanan, Nellysford, and Wytheville, Virginia.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position as of March 31, 2026 and December 31, 2025, and the results of its operations for the three months ended March 31, 2026 and 2025, have been included. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year.

Additional information concerning the Company’s organization and business, accounting policies, and other related information is contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in that report.

Note 2 – Significant Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the allowance for credit losses on loans (“ACL”).

Significant Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, actual results could differ from those estimates, and such differences may be material. Certain accounting policies inherently require a greater degree of judgment and are more susceptible to change.

The Company’s significant accounting policies are described in the notes to the audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies or their application since December 31, 2025.

Note 3 – Earnings Per Common Share (EPS)

The following is a summary of the earnings per share calculation for the three months ended March 31, 2026 and 2025 (dollars in thousands, except share data):

	Three Months Ended
	March 31,
	2026	2025

Net income	$ 2,774	$ 842

Weighted average number of shares outstanding - basic and diluted	4,543,338	4,543,338

Earnings per common share - basic and diluted	$ 0.61	$ 0.19

There were no potentially dilutive common shares outstanding for the three months ended March 31, 2026 and 2025. Accordingly, basic and diluted earnings per common share were the same for each period.

Note 4 – Debt

Capital Notes

On April 13, 2020, the Company commenced a private placement of unregistered, unsecured notes (the “2020 Offering”). Between April 13, 2020 and July 8, 2020, the Company issued an aggregate principal amount of $10.05 million of 3.25% fixed-rate subordinated notes (the “2020 Notes”). Interest on the 2020 Notes was payable quarterly in arrears.

The 2020 Notes matured on June 30, 2025, at which time the Company repaid the entire outstanding principal balance of $10.05 million, together with accrued interest of approximately $82,000. The repayment of the principal balance is reflected as a financing activity in the Consolidated Statements of Cash Flows.

There were no subordinated notes outstanding at March 31, 2026 or December 31, 2025.

Other Long Term Debt

On December 29, 2021, the Company borrowed $11.0 million from National Bank of Blacksburg (“NBB”) pursuant to a secured promissory note (the “NBB Note”). The NBB Note originally bore interest at a rate of 4.00% and was amortized over a fifteen-year period, with a balloon payment of approximately $9.4 million due on December 31, 2024. The NBB Note is secured by a first-priority lien on approximately 4.95% of the Bank’s common stock. A portion of the proceeds was used to finance the acquisition of Pettyjohn, Wood & White, Inc., the Company’s wholly-owned investment advisory subsidiary.

On June 30, 2022, the Company entered into a modification agreement with NBB, effective July 1, 2022, pursuant to which the balloon payment date was extended to December 31, 2026 from December 31, 2024, and the interest rate was reduced to 3.90% from 4.00%.

On August 18, 2025, the Company entered into a Second Note Modification Agreement and Allonge (the “Second Allonge”) with NBB, effective September 30, 2025. Under the terms of the Second Allonge, the maturity date of the NBB Note was extended to August 31, 2030, the interest rate was increased to 5.65% per annum from 3.90%, and the repayment terms were modified to require 60 equal monthly installments of principal and interest of approximately $62,000, beginning September 30, 2025, with a final balloon payment of approximately $7.4 million due at maturity. The Second Allonge also provides the Company with the option, upon any prepayment of principal of $1.0 million or more, to

Note 4 – Debt (continued)

request a one-time recast of the amortization schedule over the remaining term of the loan without changing the maturity date or interest rate.

At March 31, 2026 and December 31, 2025, the outstanding principal balance of the NBB Note was approximately $8.7 million and $8.8 million, respectively.

The Company evaluated the Second Allonge in accordance with applicable accounting guidance and concluded that the modification should be accounted for as a debt modification rather than a debt extinguishment. Accordingly, the carrying amount of the NBB Note continues to be reported as “Other borrowings” in the Consolidated Balance Sheets.

Note 5 – Fair Value Measurements

Determination of Fair Value

The Company uses fair value measurements to record adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an “exit price”) in the principal or most advantageous market in an orderly transaction between market participants at the measurement date.

Fair value is best determined using quoted market prices. However, in many instances, quoted market prices are not available for the Company’s financial instruments. In such cases, fair value is estimated using present value or other valuation techniques, which are significantly affected by the assumptions used, including discount rates and estimates of future cash flows. Accordingly, the estimated fair values may not be realized in an immediate settlement of the instrument.

The fair value guidance establishes a consistent framework for measuring fair value and requires consideration of market participant assumptions under current market conditions. In situations where there has been a significant decrease in the volume or level of activity for an asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such cases, determining fair value requires the use of significant judgment, and the selected value represents management’s best estimate within a range of reasonable outcomes.

Fair Value Hierarchy

In accordance with ASC Topic 820, Fair Value Measurement, the Company categorizes financial assets and financial liabilities measured at fair value into a three-level hierarchy based on the observability of inputs used in the valuation techniques. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable inputs.

•Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets that the Company can access.

•Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets.

•Level 3 — Unobservable inputs that are significant to the fair value measurement. The Company's Level 3 measurements consist of IRLCs measured on a recurring basis and certain collateral-dependent loans measured on a non-recurring basis, each described below.

Note 5 – Fair Value Measurements (continued)

Fair Value on a Recurring Basis

Securities Available-for-Sale

The fair values of securities available-for-sale are primarily determined using quoted market prices or, when such prices are not available, by using valuation models, quoted prices of securities with similar characteristics, or discounted cash flow analyses.

Securities are classified within the fair value hierarchy based on the observability of inputs used in the valuation. Securities for which quoted prices in active markets are available for identical assets would be classified within Level 1 of the fair value hierarchy. However, the Company’s securities generally do not trade in active markets on a daily basis.

Accordingly, the Company’s securities available-for-sale are classified within Level 2 of the fair value hierarchy. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions, and certain corporate, asset-backed, and other securities. These valuations are based on observable inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, and benchmark securities.

In limited circumstances, where significant inputs are unobservable, securities would be classified within Level 3 of the fair value hierarchy. The Company had no securities classified as Level 3 at March 31, 2026 or December 31, 2025.

Derivatives Assets/Liabilities – Interest Rate Lock Commitments (IRLCs)

The Company recognizes interest rate lock commitments (“IRLCs”) at fair value. The fair value of IRLCs is estimated based on the price of the underlying loans obtained from investors for loans expected to be delivered on a best-efforts basis, adjusted for the probability that the commitments will fund.

IRLCs are classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs, including the estimated pull-through rate.

The below tables summarize the Company’s financial assets that were measured at fair value on a recurring basis during the period presented.

		Carrying Value at March 31, 2026
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
(dollars in thousands)	Mar 31,	Identical Assets	Inputs	Inputs
Description	2026	(Level 1)	(Level 2)	(Level 3)
US agency obligations	$ 86,169	$ -	$ 86,169	$ -
Mortgage-backed securities	88,617	-	88,617	-
Municipals	54,901	-	54,901	-
Corporates	15,012	-	15,012	-

Total available-for-sale securities	$ 244,699	$ -	$ 244,699	$ -
IRLCs - asset	13	-	-	13
Total assets at fair value	$ 244,712	$ -	$ 244,699	$ 13

Note 5 – Fair Value Measurements (continued)

		Carrying Value at December 31, 2025
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
(dollars in thousands)	Dec 31,	Identical Assets	Inputs	Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
US agency obligations	$ 85,363	$ -	$ 85,363	$ -
Mortgage-backed securities	61,040	-	61,040	-
Municipals	55,163	-	55,163	-
Corporates	12,562	-	12,562	-

Total available-for-sale securities	$ 214,128	$ -	$ 214,128	$ -
IRLCs - asset	99	-	-	99
Total assets at fair value	$ 214,227	$ -	$ 214,128	$ 99

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value (dollars in thousands):

Quantitative information about Level 3 Fair Value Measurements at March 31, 2026
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
IRLCs- asset	$ 13	Market Approach	Range of pull through rate	70% - 100% (85%)

(1)Weighted based on the relative value of the instruments

Quantitative information about Level 3 Fair Value Measurements at December 31, 2025
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
IRLCs- asset	$ 99	Market Approach	Range of pull through rate	70% - 100% (85%)

(1) Weighted based on the relative value of the instruments

There were no transfers of financial assets between hierarchy levels during the three months ended March 31, 2026.

During the three months ended March 31, 2026, the fair value of Level 3 assets consisted entirely of IRLCs, which decreased from $99,000 at December 31, 2025 to $13,000 at March 31, 2026; there were no purchases, sales, or settlements of Level 3 instruments during the period. The change reflects the net effect of new rate lock commitments issued and existing commitments closed or expired during the period.

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

Note 5 – Fair Value Measurements (continued)

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

Based on management’s evaluation, a $1 thousand fair value adjustment was recorded on collateral-dependent loans during the quarter ended March 31, 2026. As of March 31, 2026 and December 31, 2025, the Company had $10.42 million and $10.24 million, respectively, in collateral-dependent loans with associated allowances for credit losses of $73 thousand and $72 thousand, respectively.

The following table provides additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we utilize Level 3 inputs to determine fair value (dollars in thousands):

	Quantitative information about Level 3 Fair Value Measurements for
	March 31, 2026
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Loans individually evaluated*	$137	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)

	Quantitative information about Level 3 Fair Value Measurements for
	December 31, 2025
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Loans individually evaluated*	$136	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)

*Includes loans charged down to the net realizable value of the collateral.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans consist primarily of one-to-four family residential mortgage loans originated for sale in the secondary market. Fair value is based on prices currently offered by secondary market investors for similar loans using observable market data. Due to the short duration between origination and sale, the carrying value of loans held for sale approximates fair value. These loans are classified within Level 2 of the fair value hierarchy. At March 31, 2026 and December 31, 2025, the Company had loans held for sale of $2.88 million and $3.47 million, respectively. No nonrecurring fair value adjustments were recorded on loans held for sale at March 31,

Note 5 – Fair Value Measurements (continued)

2026 or December 31, 2025. Gains and losses on the sale of loans are recorded in “Gain on sales of loans held for sale” in the Consolidated Statements of Income.

Financial Instruments

ASC Topic 825, Financial Instruments, requires disclosure of the estimated fair value of financial instruments, including those financial assets and financial liabilities that are not measured at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments and their placement in the fair value hierarchy at March 31, 2026, and December 31, 2025, were as follows (dollars in thousands):

		Fair Value Measurements at March 31, 2026 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$ 25,097	$ 25,097	$ -	$ -	$ 25,097
Federal funds sold	62,894	62,894	-	-	62,894
Securities
Available-for-sale	244,699	-	244,699	-	244,699
Held-to-maturity, net	3,586	-	3,290	-	3,290
Restricted stock	1,828	-	1,828	-	1,828
Loans, net (1)	649,133	-	-	638,384	638,384
Loans held for sale	2,877	-	2,877	-	2,877
Interest receivable	3,200	-	3,200	-	3,200
Cash value - bank owned life insurance	23,887	-	23,887	-	23,887
Derivatives - IRLCs	13	-	-	13	13

Liabilities
Deposits	$ 956,552	$ -	$ 955,885	$ -	$ 955,885
Other borrowings	8,729	-	8,506	-	8,506
Interest payable	1,125	-	1,125	-	1,125

(1) Carrying amount is net of unearned income and the ACL.

Note 5 – Fair Value Measurements (continued)

		Fair Value Measurements at December 31, 2025 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$ 28,538	$ 28,538	$ -	$ -	$ 28,538
Federal funds sold	55,937	55,937	-	-	55,937
Securities					-
Available-for-sale	214,128	-	214,128	-	214,128
Held-to-maturity	3,590	-	3,315	-	3,315
Restricted stock	1,828	-	1,828	-	1,828
Loans, net (1)	661,357	-	—	652,335	652,335
Loans held for sale	3,472	-	3,472	-	3,472
Interest receivable	3,380	-	3,380	-	3,380
Cash value - bank owned life insurance	23,676	-	23,676	-	23,676
Derivatives - IRLCs	99	-	-	99	99

Liabilities
Deposits	$ 937,129	$ -	$ 936,880	$ -	$ 936,880
Capital notes	-	-	-	-	-
Other borrowings	8,796	-	8,511	-	8,511
Interest payable	1,167	-	1,167	-	1,167

(1) Carrying amount is net of unearned income and the ACL.

Note 6 – Securities

The following tables summarize the Bank’s holdings for securities held-to-maturity and available-for-sale as of March 31, 2026 and December 31, 2025 (dollars in thousands) are summarized below:

	March 31, 2026
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held to Maturity
US Gov’t & Agency obligations	$ 3,586	$ -	$ (296)	$ 3,290

Available for Sale
US Gov’t & Agency obligations	$ 90,326	$ 276	$ (4,433)	$ 86,169
Mortgage-backed securities	96,077	36	(7,496)	88,617
Municipals	63,074	171	(8,344)	54,901
Corporates	15,500	-	(488)	15,012

	$ 264,977	$ 483	$ (20,761)	$ 244,699

Note 6 – Securities (continued)

	December 31, 2025
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held to Maturity
US Gov’t & Agency obligations	$ 3,590	$ -	$ (275)	$ 3,315

Available for Sale
US Gov’t & Agency obligations	$ 89,047	$ 480	$ (4,164)	$ 85,363
Mortgage-backed securities	67,892	61	(6,913)	61,040
Municipals	63,096	250	(8,183)	55,163
Corporates	13,000	34	(472)	12,562

	$ 233,035	$ 825	$ (19,732)	$ 214,128

The following tables present the fair value of securities available-for-sale as of March 31, 2026 and December 31, 2025, and the related unrealized losses. Management uses month-end valuations in determining whether securities are in an unrealized loss position (dollars in thousands).

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2026	Value	Losses	Value	Losses	Value	Losses
Description of securities
Available-for-sale
U.S. agency obligations	$ 17,025	$ (305)	$ 51,800	$ (4,128)	$ 68,825	$ (4,433)
Mortgage-backed securities	33,368	(592)	51,318	(6,904)	84,686	(7,496)
Municipals	3,415	(25)	41,790	(8,319)	45,205	(8,344)
Corporates	3,434	(67)	11,578	(421)	15,012	(488)
Total securities in an unrealized loss position	$ 57,242	$ (989)	$ 156,486	$ (19,772)	$ 213,728	$ (20,761)

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2025	Value	Losses	Value	Losses	Value	Losses
Description of securities
Available-for-sale
U.S. agency obligations	$ 8,873	$ (141)	$ 51,972	$ (4,023)	$ 60,845	$ (4,164)
Mortgage-backed securities	4,048	(25)	52,979	(6,888)	57,027	(6,913)
Municipals	2,254	(9)	41,961	(8,174)	44,215	(8,183)
Corporates	-	-	11,527	(472)	11,527	(472)
Total securities in an unrealized loss position	$ 15,175	$ (175)	$ 158,439	$ (19,557)	$ 173,614	$ (19,732)

Note 6 – Securities (continued)

At March 31, 2026, the Company held 134 securities (all of which are securities available-for-sale) in an unrealized loss position. Of these securities, 27 were rated AAA, 91 were rated AA, 3 were rated A, 4 were rated BBB, and 9 were not rated. In addition, 58 of these securities were municipal obligations, 64 were backed directly or indirectly by the U.S. government or its agencies, 10 were issued by publicly traded U.S. corporations, and 2 were issued by non-publicly traded U.S. corporations.

The Company monitors the credit quality of its municipal and corporate securities through periodic reviews of the issuers’ financial condition, including cash flow and revenue performance, as well as other economic factors that may affect the issuers’ ability to service and repay the debt.

The Company evaluated available-for-sale securities in an unrealized loss position at March 31, 2026 and determined that the decline in fair value was not attributable to credit-related factors. This conclusion was based on several factors, including: (i) the high credit quality of the securities; (ii) unrealized losses being primarily attributable to changes in

Note 6 – Securities (continued)

market interest rates; (iii) the contractual terms of the securities do not permit settlement at amounts less than amortized cost; (iv) issuers continuing to make timely principal and interest payments; and (v) the Company’s intent and ability to hold the securities until recovery of their amortized cost basis. Accordingly, no allowance for credit losses was recorded on available-for-sale securities at March 31, 2026.

The Company’s held-to-maturity securities consist primarily of obligations issued or guaranteed by the U.S. government or its agencies and are rated investment grade or higher. Accordingly, no allowance for credit losses was recorded on held-to-maturity securities at March 31, 2026 or December 31, 2025.

At March 31, 2026 and December 31, 2025, all held-to-maturity and available-for-sale securities were current, with no securities past due or on nonaccrual. There were no sales of available-for-sale securities during the three months ended March 31, 2026 and 2025.

As of March 31, 2026 and December 31, 2025, the Company had approximately (market values):

•$50,086,000 and $50,500,000, respectively, of available-for-sale securities pledged as collateral for public deposits;

•$38,697,000 and $38,893,000 of our available-for-sale securities as collateral with correspondent banks, including the FHLBA, for collateralized lines of credit; and

•$25,626,000 and $26,342,000 of our available-for-sale securities as collateral for advances at the Federal Reserve Bank’s discount window.

Note 6 – Securities (continued)

The amortized costs and fair values of securities at March 31, 2026, by contractual maturity, are shown below (dollars in thousand). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment Portfolio in Maturities	March 31, 2026
	Amortized
	Costs	Fair Value
Held to Maturity:
Due in one year or less	$ -	$ -
Due after one year through five years	400	384
Due after five years through ten years	2,016	1,886
Due after ten years	1,170	1,020
Total securities held to maturity	$ 3,586	$ 3,290

	Amortized
	Costs	Fair Value
Available for Sale:
Due in one year or less	$ 5,231	$ 5,158
Due after one year through five years	66,394	63,126
Due after five years through ten years	66,830	63,023
Due after ten years	126,522	113,392
Total securities available for sale	$ 264,977	$ 244,699

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

Segments refer business to one another when appropriate. Robert R. Chapman III, President of the Company, is the Chief Operating Decision Maker (CODM). The CODM evaluates performance and allocates resources based on segment profit (pre-tax income). Supplemental data regularly reviewed by the CODM includes total loans held for investment, total deposits, and AUM, as these metrics provide additional insights into segment performance. Segment accounting policies are consistent with those in the consolidated financial statements.

Note 7 – Business Segments (continued)

Significant Expense Categories.

Significant segment expenses are reviewed regularly by the CODM and included in segment profit measures are separately presented. For the three months ended March 31, 2026 and 2025, these significant approximate expenses included:

•Community Banking: Salaries and employee benefits ($4.33 million and $3.74 million in 2026 and 2025, respectively); data processing ($475 thousand and $820 thousand); professional and other outside expenses ($711 thousand and $1.66 million); equipment ($723 thousand and $646 thousand); and occupancy ($573 thousand and $535 thousand).

•Mortgage Banking: Salaries and employee benefits ($720 thousand and $622 thousand in 2026 and 2025, respectively); credit-related expenses ($120 thousand and $131 thousand); and occupancy costs ($32 thousand in both periods).

•Investment Advisory: Salaries and employee benefits ($450 thousand and $417 thousand in 2026 and 2025, respectively); and amortization of intangible assets ($140 thousand in both periods).

Expenses not identified as significant are presented within “Other segment items” and include general and administrative costs that support the segments’ operations, including travel, liability and property insurance, and contribution expenses.

Supplemental Segment Data

Supplemental data regularly reviewed by the CODM includes total loans held for investment, total deposits, and AUM, as these metrics provide additional insights into segment performance:

•Community Banking: Total loans held for investment, net of allowance, were $649.1 million at March 31, 2026, compared to $661.4 million at December 31, 2025 and $642.4 million at March 31, 2025. Deposits totaled $959.2 million at March 31, 2026, compared to $944.1 million at December 31, 2025 and $918.5 million at March 31, 2025.

•Investment Advisory: AUM were $1.01 billion at March 31, 2026, compared to $1.03 billion at December 31, 2025 and $886.9 million at March 31, 2025.

Note 7 – Business Segments (continued)

Segment financial information, including significant expense categories and supplemental metrics, is presented in the tables below, along with reconciliations to consolidated financial statements for the three months ended March 31, 2026 and 2025 (dollars in thousands).

	Business Segments as of the Three Months Ended
	March 31, 2026
Dollars in Thousands	Community Banking	Mortgage Banking	Investment Advisory	Holding Company	Eliminations (1)	Consolidated

Interest income	$ 11,849	$ -	$ -	$ -	$ -	$ 11,849
Interest expense	2,996	-	-	119	-	3,115
Net interest income	8,853	-	-	(119)	-	8,734
Gains on sales of loans	-	1,196	-	-	-	1,196
Other noninterest income	1,355	-	1,413	1,013	(1,013)	2,768
Net revenue	10,208	1,196	1,413	894	(1,013)	12,698
Less:
Recovery of credit losses	(146)	-	-	-	-	(146)

Noninterest expense:
Salaries and employee benefits	4,330	720	450	-	-	5,500
Occupancy	573	32	33	-	(30)	608
Equipment	723	14	9	1	-	747
Supplies	148	4	8	-	-	160
Professional and other outside expenses	711	-	37	22	-	770
Data processing	475	-	-	-	-	475
Marketing	173	2	3	11	-	189
Credit expense	70	120	-	-	-	190
FDIC insurance expense	136	-	-	-	-	136
Amortization of intangibles	-	-	140	-	-	140
Other	400	15	35	-	-	450
Total noninterest expense	7,739	907	715	34	(30)	9,365

Segment income before income taxes	2,615	289	698	860	(983)	3,479
Allocated income tax expense	308	-	297	100	-	705
Segment net income	$ 2,307	$ 289	$ 401	$ 760	$ (983)	$ 2,774
Segment assets at March 31, 2026	$ 1,048,012	$ 2,977	$ 10,200	$ 109,000	$ (109,000)	$ 1,061,189

Supplemental Data at March 31, 2026:
Total loans held for investment, net	$ 649,133	$ -	$ -	$ -	$ -	$ 649,133
Total deposits	$ 959,221	$ -	$ -	$ -	$ (2,669)	$ 956,552
Assets under management	$ -	$ -	$ 1,010,000	$ -	$ -	$ 1,010,000

(1)Primarily intercompany service fees and dividends eliminated in consolidation.

Note 7 – Business Segments (continued)

	Business Segments as of the Three Months Ended
	March 31, 2025
Dollars in Thousands	Community Banking	Mortgage Banking	Investment Advisory	Holding Company	Eliminations	Consolidated

Interest income	$ 11,234	$ -	$ -	$ -	$ -	$ 11,234
Interest expense	3,344	-	-	171	-	3,515
Net interest income	7,890	-	-	(171)	-	7,719
Gains on sales of loans	-	837	-	-	-	837
Other noninterest income	1,221	-	1,255	992	(1,022)	2,446
Net revenue	9,111	837	1,255	821	(1,022)	11,002
Less:
Provision for credit losses	137	-	-	-	-	137

Noninterest expense:
Salaries and employee benefits	3,738	622	417	-	-	4,777
Occupancy	535	32	33	-	(30)	570
Equipment	646	14	9	1	-	670
Supplies	130	4	8	-	-	142
Professional and other outside expenses	1,656	-	37	22	-	1,715
Data processing	820	-	-	-	-	820
Marketing	180	2	3	13	-	198
Credit expense	55	131	-	-	-	186
FDIC insurance expense	142	-	-	-	-	142
Amortization of intangibles	-	-	140	-	-	140
Other	400	31	35	-	-	466
Total noninterest expense	8,302	836	682	36	(30)	9,826

Segment income before income taxes	672	1	573	785	(992)	1,039
Allocated income tax expense	98	-	155	(56)	-	197
Segment net income	$ 574	$ 1	$ 418	$ 841	$ (992)	$ 842
Segment assets at March 31, 2025	$ 998,304	$ 3,992	$ 9,989	$ 107,644	$ (108,203)	$ 1,011,726

Supplemental Data at March 31, 2025:
Total loans held for investment, net	$ 642,388	$ -	$ -	$ -	$ -	$ 642,388
Total deposits	$ 918,503	$ -	$ -	$ -	$ (6,820)	$ 911,683
Assets under management	$ -	$ -	$ 886,882	$ -	$ -	$ 886,882

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

Note 8 – Loans and allowance for credit losses (continued)

A summary of loans, net of deferred costs of $672,000 and $629,000 as of March 31, 2026 and December 31, 2025, respectively, is as follows (dollars in thousands):

	As of	As of
	March 31, 2026	December 31, 2025
Commercial	$ 62,031	$ 66,394
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	149,020	150,085
Commercial Mortgages-Non-Owner Occupied	213,638	215,301
Commercial Construction/Land	17,618	16,339
Consumer:
Consumer Open-End	59,878	63,070
Consumer Closed-End	24,072	25,092
Residential:
Residential Mortgages	105,977	105,927
Residential Consumer Construction/Land	23,100	25,599

Total loans	655,334	667,807

Less allowance for credit losses	6,201	6,450

Net loans	$ 649,133	$ 661,357

The following table presents the amortized cost basis of collateral dependent loans by loan segment:

Collateral Dependent Loans	March 31, 2026
(dollars in thousands)	Business/Other Assets	Real Estate
Commercial	$ 3,195	$ -
Commercial Real Estate	-	5,118
Consumer	-	694
Residential	-	1,409
Total	$ 3,195	$ 7,221

Collateral Dependent Loans	December 31, 2025
(dollars in thousands)	Business/Other Assets	Real Estate
Commercial	$ 2,661	$ -
Commercial Real Estate	-	5,434
Consumer	-	566
Residential	-	1,577
Total	$ 2,661	$ 7,577

Note 8 – Loans and allowance for credit losses (continued)

The following tables present the activity in the allowance for credit losses for the three-month periods ended and the distribution of the allowance by segment as of March 31, 2026, and 2025 (dollars in thousands).

	Allowance for Credit Losses on Recorded Investment in Loans
	As of and For the Three Months Ended March 31, 2026
		Commercial
2026	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:
Beginning Balance, December 31, 2025	$ 697	$ 3,262	$ 839	$ 1,652	$ 6,450
Charge-Offs	-	-	(222)	-	(222)
Recoveries	53	-	11	-	64
Provision for (recovery of) credit losses	(72)	(58)	108	(69)	(91)
Ending Balance, March 31, 2026	$ 678	$ 3,204	$ 736	$ 1,583	$ 6,201

	Allowance for Credit Losses on Recorded Investment in Loans
	As of and For the Three Months Ended March 31, 2025
		Commercial
2025	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:
Beginning Balance, December 31, 2024	$ 686	$ 3,719	$ 842	$ 1,797	$ 7,044
Charge-Offs	-	-	(53)	(9)	$ (62)
Recoveries	4	-	7	-	11
Provision for (recovery of)	(158)	196	41	(51)	28
Ending Balance, March 31, 2025	$ 532	$ 3,915	$ 837	$ 1,737	$ 7,021

Note 8 – Loans and allowance for credit losses (continued)

In the second quarter of 2025, the Company, in collaboration with its third-party model vendor and as part of ongoing model governance, implemented updates to the quantitative CECL loss models for collectively evaluated loan segments that use discounted cash flow techniques (all segments other than agricultural loans, which uses the weighted-average remaining life method). The updates (i) revised certain maximum loss-rate parameters and (ii) incorporated additional post-COVID historical loss data into the loss history used to estimate expected credit losses. As a result of these updates, expected loss rates declined across affected segments, most notably in the commercial real estate and consumer segments, contributing to a reduction in the allowance for credit losses as a percentage of loans in those segments. The updated model specifications were first reflected in the second quarter 2025 provision for credit losses and have remained in use through March 31, 2026, with no further specification changes. Economic forecasts are refreshed each quarter as part of the Company’s standard CECL process. Provision activity for the first quarter of 2026 reflected the ongoing application of these models, together with normal portfolio dynamics, updated economic forecasts, and changes in loan composition and balances.

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

There were no loans classified as doubtful or loss at March 31, 2026 or December 31, 2025.

Note 8 – Loans and allowance for credit losses (continued)

The table below details the amortized cost of the classes of loans by credit quality indicator and year of origination as of March 31, 2026 (dollars in thousands).

	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial:
Risk Rating
Pass	$ 3,977	$ 8,921	$ 4,527	$ 2,263	$ 1,006	$ 17,853	$ 20,158	$ 13	$ 58,718
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	909	41	432	1,786	145	3,313
Total	$ 3,977	$ 8,921	$ 4,527	$ 3,172	$ 1,047	$ 18,285	$ 21,944	$ 158	$ 62,031

Commercial Real Estate:
Commercial Mort. - Owner Occupied
Risk Rating
Pass	$ 4,963	$ 20,197	$ 17,723	$ 7,346	$ 17,342	$ 75,608	$ 1,860	$ -	$ 145,039
Special Mention	-	-	-	-	-	86	-	-	86
Substandard	-	151	-	90	-	3,654	-	-	3,895
Total	$ 4,963	$ 20,348	$ 17,723	$ 7,436	$ 17,342	$ 79,348	$ 1,860	$ -	$ 149,020

Commercial Mort. - Non-Owner Occupied
Risk Rating
Pass	$ 2,009	$ 33,102	$ 45,048	$ 12,283	$ 38,196	$ 74,960	$ 7,124	$ -	$ 212,722
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	916	-	-	-	916
Total	$ 2,009	$ 33,102	$ 45,048	$ 12,283	$ 39,112	$ 74,960	$ 7,124	$ -	$ 213,638

Commercial Construction/Land
Risk Rating
Pass	$ 144	$ 1,370	$ 10,178	$ 537	$ 365	$ 4,238	$ 479	$ -	$ 17,311
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	307	-	-	307
Total	$ 144	$ 1,370	$ 10,178	$ 537	$ 365	$ 4,545	$ 479	$ -	$ 17,618

Consumer:
Consumer - Open-End
Risk Rating
Pass	$ -	$ -	$ -	$ -	$ -	$ -	$ 57,853	$ 1,496	$ 59,349
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	529	529
Total	$ -	$ -	$ -	$ -	$ -	$ -	$ 57,853	$ 2,025	$ 59,878

Consumer - Closed-End
Risk Rating
Pass	$ 350	$ 1,994	$ 5,415	$ 3,101	$ 7,645	$ 5,306	$ -	$ -	$ 23,811
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	27	-	101	133	-	-	261
Total	$ 350	$ 1,994	$ 5,442	$ 3,101	$ 7,746	$ 5,439	$ -	$ -	$ 24,072

Residential:
Residential Mortgages
Risk Rating
Pass	$ 5,095	$ 10,504	$ 16,633	$ 15,256	$ 19,162	$ 37,609	$ -	$ -	$ 104,259
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	28	328	1,362	-	-	1,718
Total	$ 5,095	$ 10,504	$ 16,633	$ 15,284	$ 19,490	$ 38,971	$ -	$ -	$ 105,977

Residential Consumer Construction/Land
Risk Rating
Pass	$ 1,094	$ 15,580	$ 1,631	$ 344	$ 1,268	$ 2,813	$ 300	$ -	$ 23,030
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	70	-	-	70
Total	$ 1,094	$ 15,580	$ 1,631	$ 344	$ 1,268	$ 2,883	$ 300	$ -	$ 23,100

Totals:
Risk Rating
Pass	$ 17,632	$ 91,668	$ 101,155	$ 41,130	$ 84,984	$ 218,387	$ 87,774	$ 1,509	$ 644,239
Special Mention	-	-	-	-	-	86	-	-	86
Substandard	-	151	27	1,027	1,386	5,958	1,786	674	11,009
Total	$ 17,632	$ 91,819	$ 101,182	$ 42,157	$ 86,370	$ 224,431	$ 89,560	$ 2,183	$ 655,334

Note 8 – Loans and allowance for credit losses (continued)

The table below details the amortized cost of the classes of loans by credit quality indicator and year of origination as of December 31, 2025 (dollars in thousands).

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

Note 8 – Loans and allowance for credit losses (continued)

The following table details the gross charge-offs of loans by year of origination for the three months ended March 31, 2026 and March 31, 2025 (dollars in thousands).

Current Period Gross Charge-Offs by Origination Year
As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Commercial Real Estate:	-	-	-	-	-	-	-	-	-
Commercial Mortgages-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Construction/Land	-	-	-	-	-	-	-	-	-
Consumer:	-	-	-	-	-	-	-	-	-
Consumer Open-End	-	1	-	-	-	-	-	-	1
Consumer Closed-End	-	-	-	-	221	-	-	-	221
Residential:	-	-	-	-	-	-	-	-	-
Residential Mortgages	-	-	-	-	-	-	-	-	-
Residential Consumer Construction/Land	-	-	-	-	-	-	-	-	-
Total	$ -	$ 1	$ -	$ -	$ 221	$ -	$ -	$ -	$ 222

As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Construction/Land	-	-	-	-	-	-	-	-	-
Consumer:
Consumer Open-End	-	-	-	-	-	-	-	-	-
Consumer Closed-End	-	-	-	49	-	5	-	-	54
Residential:

Residential Mortgages	-	-	-	-	-	9	-	-	9
Residential Consumer Construction/Land	-	-	-	-	-	-	-	-	-

Total	$ -	$ -	$ -	$ 49	$ -	$ 14	$ -	$ -	$ 63

The following tables present loans on nonaccrual status by class as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026
	Nonaccrual Loans
	With No Allowance	With an Allowance	Total
Commercial	$ 326	$ 72	$ 398
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	-	-	-
Commercial Mortgages-Non-Owner Occupied	-	-	-
Commercial Construction/Land	307	-	307
Consumer
Consumer Open-End	129	1	130
Consumer Closed-End	127	-	127
Residential:
Residential Mortgages	418	-	418
Residential Consumer Construction/Land	70	-	70
Total	$ 1,377	$ 73	$ 1,450

	December 31, 2025
	Nonaccrual Loans
	With No Allowance	With an Allowance	Total
Commercial	$ 387	$ 72	$ 459
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	30	-	30
Commercial Mortgages-Non-Owner Occupied	-	-	-
Commercial Construction/Land	316	-	316
Consumer
Consumer Open-End	255	-	255
Consumer Closed-End	80	-	80
Residential:
Residential Mortgages	494	-	494
Residential Consumer Construction/Land	70	-	70
Total	$ 1,632	$ 72	$ 1,704

Interest income on nonaccrual loans is recognized only when received in cash. The Company did not record any interest income on nonaccrual loans during the three months ended March 31, 2026 or 2025. The Company also reversed all previously accrued but unpaid interest on nonaccrual loans during the three months ended March 31, 2026 and 2025. If interest on these loans had been accrued, such income would have been approximately $86,000 for the three months ended March 31, 2026 and $37,000 for the same period in 2025.

Note 8 – Loans and allowance for credit losses (continued)

The following tables present an aging analysis of the loan portfolio by class and past due as of March 31, 2026 and December 31, 2025 (dollars in thousands):

Age Analysis of Past Due Loans as of March 31, 2026
							Recorded
							Investment
2026	30-59 Days	60-89 Days	Greater than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$98	$-	$398	496	$61,535	$62,031	$-
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	61	-	-	61	148,959	149,020	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	213,638	213,638	-
Commercial Construction/Land	40	-	-	40	17,578	17,618	-
Consumer:
Consumer Open-End	54	130	-	184	59,694	59,878	-
Consumer Closed-End	5	23	103	131	23,941	24,072	-
Residential:
Residential Mortgages	683	63	117	863	105,114	105,977	-
Residential Consumer Construction/Land	-	-	70	70	23,030	23,100	-
Total	$941	$216	$688	$1,845	$653,489	$655,334	$-

Age Analysis of Past Due Loans as of December 31, 2025
							Recorded
							Investment
2025	30-59 Days	60-89 Days	Greater than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$118	$13	446	$577	$65,817	$66,394	$-
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	47	-	30	77	150,008	150,085	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	215,301	215,301	-
Commercial Construction/Land	-	-	-	-	16,339	16,339	-
Consumer:
Consumer Open-End	217	132	75	424	62,646	63,070	-
Consumer Closed-End	42	93	80	215	24,877	25,092	-
Residential:
Residential Mortgages	1,698	183	29	1,910	104,017	105,927	-
Residential Consumer Construction/Land	-	-	70	70	25,529	25,599	-
Total	$2,122	$421	$730	$3,273	$664,534	$667,807	$-

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

There were no loan modifications for borrowers experiencing financial difficulty during the three months ended March 31, 2026 or March 31, 2025. As of March 31, 2026, no previously modified loans had defaulted within the past twelve months.

ACL on Unfunded Commitments

The Company maintains an allowance for credit losses on off-balance sheet credit exposures, including unfunded loan commitments, letters of credit, and other commitments to extend credit, to the extent that such commitments are not unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is recorded as a liability and is adjusted through a provision for (or recovery of) credit losses in the Consolidated Statements of Income.

The estimate of the allowance for credit losses on unfunded commitments includes consideration of the likelihood that funding will occur, which is based on historical funding experience derived from internal data, as well as an estimate of expected credit losses on commitments expected to be funded over their estimated lives. The Company applies the same loss rates used in estimating the allowance for credit losses on loans to the portion of commitments expected to be funded.

The allowance for credit losses on unfunded commitments was $619,000 at March 31, 2026 and $674,000 at December 31, 2025, and is included in other liabilities in the Consolidated Balance Sheets.

The following table presents the activity in the allowance for credit losses on unfunded commitments for the three months ended March 31, 2026 and 2025 (dollars in thousands):

Allowance for Credit Losses on Unfunded Commitments	(in thousands)
Balance, December 31, 2025	$ 674
(Recovery of) credit losses	(55)
Balance March 31, 2026	$ 619

Balance, December 31, 2024	$ 543
Provision for credit losses	108
Balance March 31, 2025	$ 651

Other Real Estate Owned

At March 31, 2026 and December 31, 2025, the Company had no consumer mortgage loans secured by residential real estate for which foreclosure proceedings were in process. The Bank had no Other Real Estate Owned (“OREO”) at March 31, 2026 or December 31, 2025.

Note 9 – Recent accounting pronouncements and other authoritative guidance

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments require public business entities to provide additional disaggregated disclosures of certain expense categories included in the income statement captions, along with related qualitative information, in both interim and annual reporting periods.

In January 2025, the FASB issued ASU 2025-01, which clarifies the effective date of ASU 2024-03. The amendments are effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for periods after the effective date or retrospectively to all prior periods presented.

The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statement disclosures; however, the adoption is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Community Bank Leverage Ratio Final Rule

On April 23, 2026, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation jointly adopted a final rule modifying the community bank leverage ratio (“CBLR”) framework. The final rule lowers the CBLR requirement from greater than 9% to greater than 8% and extends the grace period during which a qualifying community banking organization that temporarily fails to satisfy the qualifying criteria may continue to use the CBLR framework from two consecutive quarters to four consecutive quarters, subject to a limit of eight quarters in any rolling five-year period and provided the institution maintains a leverage ratio greater than 7%. The final rule does not change existing eligibility criteria. The final rule is effective July 1, 2026. The Bank has not elected to use the CBLR framework and continues to calculate its regulatory capital ratios under the generally applicable risk-based capital rules. Management is evaluating whether to opt into the CBLR framework when the final rule becomes effective. The adoption of the final rule is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

Other Subsequent Events

Management has reviewed events occurring through the date the financial statements were available to be issued and has determined that no other subsequent events occurred requiring accrual or disclosure, other than those already disclosed in the footnotes to the Company’s unaudited consolidated financial statements as of March 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Statements made in this document and in any documents incorporated by reference that are not purely historical are forward-looking statements, including statements regarding management’s plans, objectives, or goals for future operations, products or services, and forecasts of revenues, earnings, or other performance measures. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements generally may be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Shareholders should note that many factors, some of which are discussed elsewhere in this document and in our Annual Report on Form 10-K for the year ended December 31, 2025, could affect the future financial results of the Company and could cause those results to differ materially from those expressed in forward-looking statements. These factors, many of which are beyond the Company’s control, include, but are not limited to, the following:

•Problems with technology utilized by us, including potential exposure to fraud, negligence, computer theft, cyber-crime, cyber-threats, and the Company’s ability to maintain the security of its data processing and information technology systems.

•Operating, legal, and regulatory risks, including the effects of legislative or regulatory developments affecting the financial industry generally or the Company specifically, such as government legislation and policies (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and its related regulations), which change from time to time and over which we have no control, and increased competition from other providers of financial services due to such regulations.

•Economic, market, political, and competitive forces affecting the Company’s banking and other businesses, including changes in interest rates, monetary policy, and general economic conditions, which may impact net interest income, credit quality, loan demand, or overall conditions in our market area.

•Geopolitical conflicts, international tensions, and related economic sanctions, including the potential impact of tariffs, trade restrictions, or changes in U.S. trade policy on businesses in our market area and our business and agricultural borrowers, all of which may have a destabilizing effect on financial markets and economic activity and could indirectly affect credit quality, loan demand, or overall economic conditions in our market area.

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

•Compliance or operational risks related to new products, services, ventures, or lines of business, if any, that the Company may pursue or implement.

•The risk that the Company’s analysis of these risks and forces is incorrect or that the strategies developed to address them are unsuccessful.

•The stability of the overall banking industry in the United States.

•Prolonged U.S. federal government shutdowns (lapses in appropriations), which may disrupt economic activity, delay or reduce federal payments and guaranty programs (including small-business lending), constrain capital markets or regulatory processes, and reduce the availability of government economic data relied upon by market participants and monetary policymakers.

•Developments related to digital assets, including cryptocurrencies and stablecoins, and changes in related laws, supervisory expectations, capital or accounting frameworks, customer adoption, or payment rails, any of which could affect deposit flows, liquidity management, third-party relationships, operational resiliency, compliance obligations, or reputational risk.

•Our ability to pay dividends, repurchase shares, or otherwise return capital to shareholders, which is subject to our capital position and earnings, applicable laws and regulations (including capital buffer and stress-testing requirements), regulatory approvals or supervisory actions, and the discretion of our Board of Directors.

•Changes in federal, state, or local tax laws, regulations, rates, or administrative interpretations and the timing of regulatory guidance or implementation that could affect our effective tax rate, deferred tax assets, capital planning, or after-tax earnings.

•Other risks and uncertainties set forth in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2025, and, from time to time, in our other filings with the Securities and Exchange Commission (“SEC”).

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

GENERAL

Critical Accounting Policies

Bank of the James Financial Group, Inc.’s (“Financial” or the “Company”) financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). As a community bank primarily serving central Virginia, the financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred, such as lending activities tied to local real estate markets and small business operations. A variety of factors, particularly regional economic conditions, fluctuations in interest rates, and changes in real estate values in our market area, could affect the ultimate value obtained when earning income, recognizing an expense, recovering an asset, or relieving a liability. In addition, GAAP itself may evolve from one previously acceptable method to another, potentially altering the timing of how these events impact our transactions, even if the underlying economics remain unchanged.

The Allowance for Credit Losses on Loans (“ACL”) is management’s estimate of the current expected credit losses in our loan portfolio and held-to-maturity securities portfolio. With the exception of loans related to agriculture, the Company uses a discounted cash flow model to estimate its current expected credit losses in our loan portfolio and held-to-maturity securities portfolio. Actual losses could differ significantly from the historical factors that we use in estimating risk. For information on the Company’s policies on the ACL, please refer to Note 2 – “Allowance for Credit Losses - Loans” in the Company’s Form 10-K for the year ended December 31, 2025. See “Management’s Discussion and Analysis Results of Operations – Allowance and Provision for Credit losses” below for further discussion of the allowance for credit losses.

Overview

The following overview of our business has not materially changed since our Annual Report on Form 10-K for the year ended December 31, 2025.

The Company is a bank holding company headquartered in Lynchburg, Virginia. Our primary business is retail banking which we conduct through our wholly-owned subsidiary, Bank of the James (which we refer to as the “Bank”). We conduct four other business activities: mortgage banking through the Bank’s Mortgage Division (which we refer to as “Mortgage”), investment services through the Bank’s Investment division (which we refer to as “Investment Division”), insurance activities through BOTJ Insurance, Inc., a subsidiary of the Bank, (which we refer to as “Insurance Business”), and as of December 31, 2021, investment advisory services through the Company’s wholly-owned subsidiary, Pettyjohn, Wood & White, Inc. (which we refer to as “PWW”).

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

PWW is a Lynchburg, Virginia-based investment advisory firm that generates revenue primarily through investment advisory fees and had approximately $1,010,000,000 in assets under management and advisement as of March 31, 2026.

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

The Investment division and the Insurance Business operate primarily out of offices located at the Main Street Office. PWW operates the Company’s investment advisory business primarily from its offices at 1925 Atherholt Road in Lynchburg.

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

The Bank may acquire suitable properties for branch expansion as opportunities arise. Future branch openings are subject to regulatory approval.

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

	March 31, 2026	December 31, 2025
(in thousands)
Commitments to extend credit	$ 177,081	$ 181,358
Letters of Credit	1,529	2,086
Total	$ 178,610	$ 183,444

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents management’s assessment of the financial condition of the Company as of March 31, 2026 and December 31, 2025, and the results of operations for the three-month periods ended March 31, 2026 and 2025. This discussion should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

March 31, 2026 as Compared to December 31, 2025

Total assets were $1,061,189,000 on March 31, 2026, compared with $1,039,024,000 at December 31, 2025, an increase of 2.13%. The increase in total assets was primarily due to growth in federal funds sold and securities available-for-sale, reflecting deployment of available liquidity, partially offset by a decline in loans (net of the allowance for credit losses).

Total deposits increased from $937,129,000 at December 31, 2025, to $956,552,000 at March 31, 2026, an increase of $19,423,000, or 2.07%. The growth was driven primarily by an increase in noninterest-bearing demand deposits of $13,306,000 and an increase in NOW, money market, and savings deposits of $6,554,000, while time deposit balances declined modestly by $437,000. The Company continues to utilize the reciprocal portion of the Insured Cash Sweep (ICS) program for customers requiring full FDIC insurance, and may redeploy the non-reciprocal option as market and liquidity conditions warrant.

Total loans, excluding loans held for sale, decreased to $655,334,000 at March 31, 2026, from $667,807,000 at December 31, 2025, a decrease of $12,473,000, or 1.85%. The decline was concentrated in the commercial portfolio, which decreased $4,363,000 (primarily reflecting loan payoffs), and in the consumer portfolio, where consumer open-end and closed-end balances declined $3,192,000 and $1,020,000, respectively. Residential mortgage balances were essentially flat, while residential consumer construction/land balances declined $2,499,000 as construction loans converted to permanent financing or paid off. Within commercial real estate, modest growth in commercial construction/land (an increase of $1,279,000) was more than offset by declines in owner-occupied and non-owner-occupied commercial mortgages, resulting in a net decrease of $1,448,000 in the commercial real estate portfolio.

The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amounts and percentages (dollar in thousands):

	March 31, 2026		December 31, 2025
	Amount	Percentage	Amount	Percentage
Commercial	$ 62,031	9.47%	$ 66,394	9.94%
Commercial Real Estate	380,276	58.03%	381,725	57.16%
Consumer	83,950	12.81%	88,162	13.20%
Residential	129,077	19.70%	131,526	19.70%
Total loans	$ 655,334	100.00%	$ 667,807	100.00%

Total loans, excluding loans held for sale and net of the allowance for credit losses, decreased to $649,133,000 at March 31, 2026 from $661,357,000 at December 31, 2025, a decrease of 1.85%. The decline was primarily attributable to loan payoffs. While the Company experienced growth in certain commercial and commercial real estate portfolios, these increases were more than offset by the aforementioned paydowns, and residential and consumer lending levels remained relatively stable.

Loans held for sale totaled $2,877,000 at March 31, 2026 compared to $3,472,000 at December 31, 2025, a decrease of 17.14%, due primarily to normal quarterly fluctuations in mortgage production and secondary market sales.

Subsegments of the loan portfolio are set forth in Note 8 to the consolidated financial statements. As of March 31, 2026, non-owner occupied commercial real estate loans and commercial construction and land development loans totaled $231,256,000 representing approximately 35.3% of total loans.

The Bank closely monitors concentrations within its commercial real estate loan portfolio. As of March 31, 2026, non-owner occupied commercial real estate loans totaled $213,638,000, or approximately 32.6% of total loans. The Bank’s exposure to higher-risk property types remains limited, with loans secured by large office buildings or shopping centers comprising less than 5% of the non-owner occupied commercial real estate portfolio. The portfolio is primarily secured by smaller, multi-tenant properties that are diversified across industries and geographic markets within the Bank’s footprint. The Bank does not have material exposure to loans secured by properties in major metropolitan central business districts, and delinquency levels within the commercial real estate portfolio remained stable during the period.

In addition, to help manage risk, the Bank actively monitors its commercial real estate portfolio through the following, as appropriate:

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

The following table sets forth information for non-owner occupied CRE loans for the five largest categories of loans (classified by purpose code and collateral description) having the highest current principal balance (dollars in thousands):

	Non-Owner Occupied CRE
	March 31, 2026
Collateral Description	Total Number of Loans	Current Balance	% of Total Loans	Average Balance	Weighted Avg LTV of Top 5 Loans (1)
Multi-Family (5 or more)	42	$51,537	7.90%	$1,257	60.50%
Office Building	35	40,025	6.13%	1,144	52.38%
Hotel/Motel	10	37,114	5.69%	3,711	55.58%
Retail Store	21	11,322	1.74%	539	50.76%
Medical Building	5	8,202	1.26%	1,640	53.50%

(1)Loan-to-value is based on collateral valuation at origination date against current bank-owned principal.

The following table sets forth information for owner-occupied CRE loans for the four largest categories of loans, classified by purpose code and collateral description, having the highest current principal balance (dollars in thousands):

	Owner Occupied CRE
	March 31, 2026
Collateral Description	Total Number of Loans	Current Balance	% of Total Loans	Average Balance	Weighted Avg LTV of Top 5 Loans (1)
Industrial	31	$32,411	4.97%	$1,046	56.06%
Office Building	78	31,136	4.77%	399	55.35%
Retail Store	31	14,036	2.15%	453	54.40%
Medical Building	22	12,952	1.98%	589	73.64%

(1)Loan-to-value is based on collateral valuation at origination date against current bank-owned principal.

Total nonperforming assets, which consist of nonperforming loans and other real estate owned, were $1,450,000 at March 31, 2026, compared with $1,704,000 at December 31, 2025. As discussed under “Results of Operations—Allowance and Provision for Credit Losses,” management believes the allowance for credit losses is adequate to absorb estimated losses inherent in the loan portfolio.

When a loan is placed on nonaccrual status, all accrued but unpaid interest is reversed and the accrual of interest is discontinued until repayment is reasonably assured. Payments received on nonaccrual loans are generally applied to principal, and additional provisions may be recorded as necessary to reflect expected credit losses.

Other real estate owned (“OREO”) represents real property acquired by the Bank for debts previously contracted, including through foreclosure or deeds in lieu of foreclosure. The Company had no OREO at March 31, 2026 or December 31, 2025, and did not acquire or dispose of any OREO during the three months ended March 31, 2026.

Cash and cash equivalents increased to $87,991,000 at March 31, 2026 from $84,475,000 at December 31, 2025. Cash and cash equivalents consist of cash due from correspondents, cash in vault, and overnight investments, including federal funds sold. The increase was primarily attributable to higher federal funds sold balances, which rose to $62,894,000 at March 31, 2026 compared to $55,937,000 at December 31, 2025, reflecting the deployment of excess liquidity generated from deposit inflows and loan payoffs.

Securities held-to-maturity decreased slightly to $3,586,000 at March 31, 2026 from $3,590,000 at December 31, 2025, due to normal amortization of premiums.

Securities available-for-sale, carried at fair value, increased to $244,699,000 at March 31, 2026 from $214,128,000 at December 31, 2025, an increase of $30,571,000. The increase reflects $33,628,000 of securities purchases funded by the reinvestment of excess liquidity from deposit inflows, partially offset by $1,686,000 of maturities, calls, and paydowns and a $1,371,000 decline in the pre-tax fair value of the portfolio resulting from changes in market interest rates during the quarter, which contributed to a $1,083,000 increase in after-tax accumulated other comprehensive loss. As of March 31, 2026, unrealized losses on securities available-for-sale totaled $20,278,000 pre-tax and $16,020,000 after tax. These unrealized losses are primarily attributable to changes in market interest rates, and management does not expect to realize such losses, as the Bank has the intent and ability to hold these securities until recovery of fair value or maturity.

Restricted stock, consisting of stock in the Federal Reserve, the Federal Home Loan Bank of Atlanta (FHLBA), and correspondent banks, totaled $1,828,000 at March 31, 2026 and December 31, 2025. These holdings are carried at cost and evaluated for impairment based on par value recoverability.

Liquidity and Capital

Liquid assets, on a consolidated basis, totaled $332,690,000 at March 31, 2026, consisting of cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, and available-for-sale securities. This represents an increase from $298,603,000 at December 31, 2025, primarily reflecting higher balances in federal funds sold and securities available-for-sale due to the deployment of excess liquidity generated from deposit inflows.

The Bank has pledged (market values):

•approximately $38,697,000 of our available-for-sale securities as collateral with correspondent banks, including the FHLBA, for collateralized lines of credit;

•approximately $50,086,000 of our available-for-sale securities as security for public deposits; and

•approximately $25,626,000 of our available-for-sale securities as collateral for advances at the Federal Reserve Bank’s discount window.

If additional liquidity is needed, the Bank can purchase up to $58,000,000 of Fed funds through correspondent relationships. In addition, the Bank has total borrowing capacity with the Federal Home Loan Bank of Atlanta (“FHLBA”) of approximately $46,593,000 based on pledged collateral, consisting of approximately $16,893,000 supported by pledged loans and approximately $29,700,000 supported by pledged investment securities. The Bank may obtain additional FHLBA capacity by pledging additional eligible loans or investment securities. As of March 31, 2026, the Bank had no borrowings from any of these sources. Management believes that liquid assets were adequate at March 31, 2026 and anticipates additional liquidity from deposit growth and loan repayments.

Stockholders’ equity totaled $81,284,000 at March 31, 2026, compared with $80,048,000 at December 31, 2025, an increase of 1.54%. The increase primarily reflected net income of $2,774,000, partially offset by dividends paid to common stockholders of $455,000 and a $1,083,00 increase in accumulated other comprehensive loss related to unrealized losses on available-for-sale securities during the period.

At March 31, 2026, deposits in accounts with balances exceeding the FDIC insurance limit of $250,000 totaled approximately $299,728,000 (31.34% of total deposits), compared with $289,069,000 (30.85% of total deposits) at December 31, 2025. Excluding collateralized public deposits, uninsured deposits totaled approximately $259,615,000 (27.14% of total deposits) at March 31, 2026, compared with $252,818,000 (26.98% of total deposits) at December 31, 2025. These amounts are based on account balances without applying FDIC aggregation rules across accounts or ownership capacities and may differ from the actual uninsured portion. The Bank had no brokered deposits or other uninsured deposit-like instruments at March 31, 2026 or December 31, 2025.

The Tier 1 risk-based capital ratio increased from December 31, 2025, primarily due to net income of $2,774,000 for the three months ended March 31, 2026, partially offset by the $455,000 dividend paid to common stockholders.

Bank Level Only Capital Ratios

Analysis of Capital for Bank of the James (Bank only)
(dollars in thousands)

	March 31,	December 31,
Analysis of Capital	2026	2025

Tier 1 capital
Common Stock	$ 3,743	$ 3,743
Surplus	22,325	22,325
Retained earnings	69,660	67,680
Total Tier 1 capital	$ 95,728	$ 93,748

Common Equity Tier 1 Capital (CET1)	$ 95,728	$ 93,748

Tier 2 capital
Allowance for credit losses	$ 6,201	$ 6,450

Total Tier 2 capital:	$ 6,201	$ 6,450
Total risk-based capital	$ 101,929	$ 100,198

Risk weighted assets	$ 790,153	$ 799,304
Average total assets	$ 1,043,135	$ 1,035,821

	Actual		Regulatory Benchmarks
			For Capital	For Well
	March 31,	December 31,	Adequacy	Capitalized
	2026	2025	Purposes (1)	Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.18%	9.05%	4.000%	5.000%
Common Equity Tier 1 capital	12.12%	11.73%	7.000%	6.500%
Tier 1 risk-based capital ratio	12.12%	11.73%	8.500%	8.000%
Total risk-based capital ratio	12.90%	12.54%	10.500%	10.000%

(1)Includes the capital conservation buffer of 2.50% for all ratios, excluding the Tier 1 capital to average total assets ratio.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $3,000,000,000, The Company is not subject to the capital requirements imposed by the Bank Holding Company Act. Consequently, The Company does not calculate its financial ratios on a consolidated basis. If calculated, management expects that the capital ratios for the Company on a consolidated basis at March 31, 2026 would be substantially equivalent to those of the Bank.

In July 2013, the Federal Reserve Board approved a final rule establishing a regulatory capital framework for smaller, less complex financial institutions. The rule was fully implemented on January 1, 2019, and established a capital conservation buffer of 2.5%. As a result, the Bank is required to maintain a minimum ratio of Tier 1 capital to average total assets of 4.00% (exclusive of the capital conservation buffer), a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 7.0% (inclusive of the capital conservation buffer), and a Tier 1 risk-based capital ratio of 8.5% (inclusive of the capital conservation buffer). Failure to maintain the capital conservation buffer will limit the ability of the Bank and The Company to pay dividends, repurchase shares, or pay discretionary bonuses. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations.

On April 23, 2026, the federal banking agencies jointly adopted a final rule modifying the community bank leverage ratio (“CBLR”) framework, effective July 1, 2026, as further described in Note 10 to the consolidated financial statements. The Bank has not elected to use the CBLR framework and continues to calculate its regulatory capital ratios under the generally applicable risk-based capital rules described above. Management is evaluating whether to opt into the CBLR framework when the final rule becomes effective.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

Earnings Summary

For the three months ended March 31, 2026, the Company reported net income of $2,774,000, compared with net income of $842,000 for the same period in 2025, an increase of $1,932,000, or 229.5%.

Basic and diluted earnings per common share were each $0.61 for the three months ended March 31, 2026, compared with $0.19 for the same period in 2025.

The increase in net income for the three months ended March 31, 2026, compared with the same period in 2025, was primarily attributable to higher net interest income, growth in noninterest income, a reduction in noninterest expense, and a recovery of credit losses in the current period compared to a provision for credit losses in the prior year period.

A more detailed analysis of the components that impacted net income for the three-month period ended March 31, 2026, compared with the same period in 2025, follows:

•Net interest income increased to $8,734,000 for the three months ended March 31, 2026, from $7,719,000 for the same period in 2025, reflecting higher yields on earning assets and a lower cost of interest-bearing liabilities, including the impact of deposit repricing and the elimination of interest expense on capital notes following their retirement in the second quarter of 2025.

•The Company recorded a recovery of credit losses of $146,000 for the three months ended March 31, 2026, compared with a provision for credit losses of $137,000 for the same period in 2025.

•Noninterest income increased to $3,964,000 for the three months ended March 31, 2026, compared with $3,283,000 for the same period in 2025, driven by higher wealth management fees, increased gains on sales of loans held for sale, and income from an SBIC fund investment.

•Noninterest expense decreased to $9,365,000 for the three months ended March 31, 2026, from $9,826,000 for the same period in 2025, primarily reflecting decreases in data processing and professional services expenses associated with the renegotiation of the Bank’s core processing contract, partially offset by increases in salaries and employee benefits related to higher production volumes and incentive compensation.

These operating results produced an annualized return on average stockholders’ equity of 13.87% for the three-month period ended March 31, 2026, compared with 5.27% for the same period in 2025. The annualized return on average assets was 1.07% for the three-month period ended March 31, 2026, compared with 0.33% for the same period in 2025.

See “Noninterest Income” below for mortgage business and wealth management segment discussions.

Interest Income, Interest Expense, and Net Interest Income

The annualized return on average assets was 1.07% for the three months ended March 31, 2026, compared with 0.33% for the same period in 2025. The improvement reflects the increase in net income driven by higher net interest income, growth in noninterest income, lower noninterest expense, and a recovery of credit losses in the current period.

For the three months ended March 31, 2026, total interest income was $11,849,000, compared with $11,234,000 for the same period in 2025, an increase of 5.5%. The increase was primarily attributable to higher yields on earning assets, partially offset by lower average balances of, and yields on, federal funds sold. The yield on average earning assets increased to 4.84% for the three months ended March 31, 2026, from 4.73% for the same period in 2025, primarily reflecting higher yields on loans (5.73% compared with 5.56%) and on the taxable securities portfolio (2.81% compared with 2.41%), as proceeds from lower-yielding maturities and paydowns were reinvested at current market rates. Average earning assets grew to $994,286,000 from $963,688,000, supported by deposit inflows that funded growth in the securities portfolio.

For the three months ended March 31, 2026, interest expense was $3,115,000, compared with $3,515,000 for the same period in 2025, a decline of 11.4%. The decrease was driven by a lower cost of interest-bearing liabilities, which declined to 1.54% for the three months ended March 31, 2026, from 1.78% for the same period in 2025, a reduction of 24 basis points. The decline was attributable to (i) lower rates paid on interest-bearing deposits, with the average rate on total interest-bearing deposits decreasing to 1.49% from 1.73%, reflecting the repricing of NOW, money market, and savings accounts (0.66% and 0.90% for the three months ended March 31, 2026, compared with 0.75% and 1.36% for the same period in 2025) and the repricing of maturing time deposits (3.37% compared with 3.82%); and (ii) the elimination of interest expense on the Company’s $10,050,000 of capital notes, which were retired at maturity in the second quarter of 2025. These benefits were partially offset by a higher rate paid on other borrowings (5.50% compared with 3.91%) following the Second Allonge to the NBB Note effective September 30, 2025.

Net interest income for the three months ended March 31, 2026, was $8,734,000, compared with $7,719,000 for the same period in 2025, an increase of 13.2%.

The net interest margin was 3.57% for the three months ended March 31, 2026, compared with 3.25% for the same period in 2025, an increase of 32 basis points. The expansion in net interest margin was primarily attributable to the 24 basis point reduction in the cost of interest-bearing liabilities described above, with the balance reflecting the 11 basis point increase in the yield on earning assets. Although short-term interest rates have stabilized, future rate movements could continue to influence the margin depending on loan repricing and deposit rate competition. For example,

•While management does not currently anticipate a need to increase deposit rates, increases in market interest rates or competitive pressures could result in higher deposit costs, which would adversely impact net interest margin and profitability.

•A stable interest rate environment may support net interest margin through continued repricing of interest-bearing liabilities and the maintenance of asset yields; however, margin performance will depend on competitive factors and balance sheet dynamics.

•In the event of declining interest rates, net interest margin could come under pressure, particularly in the short term, as earning asset yields may reprice more quickly than funding costs given the Company’s asset-sensitive position.

Other financial impacts could occur, though such potential impacts are unknown at this time.

The Company’s net interest margin analysis and average balance sheets are shown in Schedule I below.

Noninterest Income

Noninterest income is primarily comprised of fees and charges on transactional deposit accounts, gains on sales of mortgage loans held for sale, commissions on sales of investments, fees generated from treasury management services, fees from the Company’s investment advisory business, and bank-owned life insurance income.

Noninterest income totaled $3,964,000 for the three months ended March 31, 2026, compared to $3,283,000 for the same period in 2025, representing an increase of 20.8%. The increase for the quarter was primarily attributable to higher gains on sales of loans held for sale, increased wealth management fees, and income from an SBIC fund investment, while service fee income remained relatively stable.

The major components of noninterest income for the three months ended March 31, 2026, as compared to the comparable period in 2025, were as follows:

•Gains on sale of loans held for sale, primarily through the Mortgage Division, totaled $1,196,000, compared with $837,000 for the same period in 2025.

•Wealth management fees increased to $1,413,000, compared with $1,255,000 for the same period in 2025, reflecting continued growth in client assets under management.

•Service charges, fees, and commissions were $994,000, compared with $981,000 for the same period in 2025, reflecting relatively stable transactional and deposit account activity.

•Life insurance income increased to $211,000 from $188,000, reflecting continued growth in the cash surrender value of bank-owned life insurance policies.

•Income from an SBIC fund investment totaled $131,000 for the three months ended March 31, 2026, with no comparable income in the prior year period.

There were no gains on sales of available-for-sale securities for the three months ended March 31, 2026 or March 31, 2025.

Management believes the growth in noninterest income for the first quarter of 2026, particularly in wealth management and mortgage banking, reflects the diversification of the Company’s revenue sources. Future levels of noninterest income will depend on a number of factors, including market conditions affecting wealth management assets under management, mortgage origination and sales volumes, and other items that may not recur in future periods.

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

Purchase mortgage originations totaled approximately $29,323,336, or 58.90%, of total mortgage loans originated in the three months ended March 31, 2026, as compared to approximately $28,323,336, or 83.99%, of the total mortgage loans originated in the same period in 2025. The decrease in the purchase share reflects a modest increase in refinance activity in the first quarter of 2026 relative to the prior-year period, consistent with the moderation in mortgage interest rates that has occurred since the highs reached during 2022 and 2023.

Mortgage interest rates remain elevated relative to the historic lows that prevailed during 2020 and 2021, and overall mortgage origination volume remains below pre-2022 levels. As a result, a substantial portion of existing residential mortgages carries a rate below current market rates, which management believes will continue to constrain the population of borrowers with an economic incentive to refinance. Due to the uncertainty surrounding current and near-term economic conditions, including inflation, geopolitical developments, and other macroeconomic factors, management cannot predict the future direction of mortgage rates. Management anticipates that, in the near term, purchase originations will continue to represent a significant portion of total mortgage activity, and that elevated interest rates relative to pre-2022 levels may continue to put pressure on revenue from the mortgage segment. Future levels of mortgage origination and refinance activity will depend on prevailing interest rates, housing market conditions, and other factors, many of which are outside the Company’s control.

Our Investment division provides brokerage services through an agreement with a third-party broker-dealer. Pursuant to this arrangement, the third-party broker-dealer operates a service center adjacent to one of the Bank’s branches. The center is staffed by two dual employees of the Bank and the broker-dealer. Investment receives commissions on transactions generated and, in some cases, ongoing management fees such as mutual fund 12b-1 fees. The Investment division’s financial impact on our consolidated revenue has been minimal. Although management cannot predict the financial impact of Investment with certainty, management anticipates that the Investment division’s revenue as a percentage of our overall noninterest income will remain minimal in 2026.

We conduct our investment advisory business through PWW, which The Company acquired on December 31, 2021. PWW, based in Lynchburg, Virginia, had approximately $1,010,000,000 in assets under management and advisement as of March 31, 2026, as compared to $886,882,000 on March 31, 2025. This increase was due to both the inflow of new assets during the period and investment returns on the assets under management. PWW operates as a subsidiary of The Company and generates revenue primarily through investment advisory fees, which vary based on the value of assets under management. These assets may fluctuate due to client action and market conditions. Despite potential fluctuations, we anticipate that PWW will continue to contribute meaningfully to the Company’s consolidated net income.

The Bank provides insurance and annuity products to its customers and others through its Insurance subsidiary. The Bank has two employees licensed to sell insurance products through Insurance. Insurance generates minimal revenue, and its financial impact on our consolidated revenue has been immaterial. Management anticipates that Insurance’s impact on noninterest income will remain immaterial for the remainder of 2026.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2026, decreased to $9,365,000 from $9,826,000 for the same period in 2025, representing a decrease of 4.7%. The decrease primarily resulted from lower professional and outside services and data processing expenses associated with the renegotiation of the Company’s core processing contract, partially offset by higher salaries and employee benefits.

Total personnel expense (salaries and employee benefits) was $5,500,000 for the three months ended March 31, 2026, compared to $4,777,000 for the same period in 2025. The increase reflects higher commission expense associated with increased production volumes, performance-based incentive compensation accruals, and market compensation adjustments.

Professional and other outside expenses totaled $770,000 for the three months ended March 31, 2026, compared to $1,715,000 for the same period in 2025. The decrease was primarily attributable to consulting fees incurred in the prior year period in connection with the renegotiation of the Company’s core processing contract, which were concentrated in that period.

Data processing expense totaled $475,000 for the three months ended March 31, 2026, compared to $820,000 for the same period in 2025. The decrease reflects lower ongoing costs under the Company’s amended core processing contract.

Occupancy and equipment expenses were $608,000 for the three months ended March 31, 2026, compared to $570,000 for the same period in 2025, reflecting modest increases associated with facility maintenance and operational needs.

Other noninterest expenses, including supplies, marketing, credit-related costs, FDIC insurance, and amortization of intangibles, totaled $1,265,000 for the three months ended March 31, 2026, compared to $1,274,000 for the same period in 2025, reflecting generally stable operating costs across these categories.

The Company expects that the amended core processing contract, which commenced April 1, 2025 and has a 65-month term, will continue to result in lower ongoing data processing and related costs compared to the prior arrangement.

Allowance and Provision for Credit Losses

The allowance for credit losses represents management’s estimate of expected credit losses inherent in the loan portfolio. The provision for (or recovery of) credit losses adjusts the allowance to a level deemed appropriate by management, while net charge-offs reduce the allowance. The determination of the allowance considers historical loss experience, current conditions, and reasonable and supportable forecasts, as well as loan-specific factors for individually evaluated loans.

The Company recorded a recovery of credit losses of $146,000 for the three months ended March 31, 2026, compared with a provision for credit losses of $137,000 for the same period in 2025. The recovery for the current period consisted of a $91,000 recovery related to the loan portfolio and a $55,000 recovery related to unfunded loan commitments (the latter recorded in other liabilities). The recovery on the loan portfolio reflects (i) a $12,473,000 decline in total loans during the quarter, (ii) continued favorable credit quality, with nonperforming loans declining to $1,450,000 at March 31, 2026 from $1,704,000 at December 31, 2025, and (iii) updated economic forecasts and other inputs to the Company’s CECL models. As discussed in Note 8, in the second quarter of 2025 the Company implemented updates to the quantitative CECL loss models for collectively evaluated loan segments, which revised certain maximum loss-rate parameters and incorporated additional post-COVID historical loss data. The updated model specifications, which contributed to a reduction in expected loss rates most notably in the commercial real estate and consumer segments, have remained in use through March 31, 2026, with no further specification changes.

At March 31, 2026, the allowance for credit losses was $6,201,000, or 0.95% of total loans, compared with $6,450,000, or 0.97%, at December 31, 2025, and $7,021,000, or 1.08%, at March 31, 2025. The decrease from year-end reflects the decline in loan balances, continued favorable credit quality, and limited net charge-offs (see Note 8 for additional detail).

Net charge-offs totaled $158,000 for the three months ended March 31, 2026, compared with $51,000 for the same period in 2025.

At March 31, 2026, nonperforming loans totaled $1,450,000, compared with $1,704,000 at December 31, 2025 and $1,799,000 at March 31, 2025. Nonperforming loans represented 0.22% of total loans at March 31, 2026, compared with 0.26% at December 31, 2025.

If interest on nonaccrual loans had been accrued, such income would have been approximately $86,000 for the three months ended March 31, 2026 and $37,000 for the three months ended March 31, 2025.

The allowance for credit losses to total loans ratio was 0.95% at March 31, 2026, and the allowance for credit losses to nonperforming loans ratio was 427.66%, indicating a strong coverage position.

Management believes the allowance for credit losses is appropriate to absorb expected losses inherent in the loan portfolio at March 31, 2026.

Income Taxes

The Company recorded income tax expense of $705,000 for the three months ended March 31, 2026, compared to $197,000 for the same period in 2025. This represents an effective tax rate of approximately 20.3% for the three months ended March 31, 2026, compared with 19.0% for the same period in 2025.

The effective tax rate for both periods was below the statutory rate, primarily due to the impact of tax-exempt income from municipal securities and earnings on bank-owned life insurance (“BOLI”). The increase in the effective tax rate for the current period compared to the prior year period reflects normal variability in the mix of taxable and tax-exempt income.

Schedule I

Net Interest Margin Analysis
Average Balance Sheets
For the Three Months Ended March 31,
(dollars in thousands)
	2026			2025
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS
Loans, including fees (1)(2)	$ 663,461	$ 9,377	5.73%	$ 646,788	$ 8,861	5.56%
Loans held for sale	2,979	50	6.81%	2,391	45	7.63%
Federal funds sold	69,091	624	3.66%	81,460	887	4.42%
Interest-bearing bank balances	14,938	98	2.66%	11,678	123	4.27%
Securities, taxable	234,528	1,626	2.81%	216,159	1,287	2.41%
Securities, tax-exempt (3)	7,461	79	4.29%	3,391	23	2.75%
Federal agency equities	1,461	11	3.05%	1,454	13	3.63%
Correspondent equity	367	-	- %	367	-	- %

Total earning assets	994,286	11,865	4.84%	963,688	11,239	4.73%

Allowance for credit losses	(6,390)			(7,038)
Non-earning assets	63,085			65,116

Total assets	$ 1,050,981			$ 1,021,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$ 419,537	683	0.66%	$ 412,249	762	0.75%
Savings	154,870	345	0.90%	145,143	486	1.36%
Time deposits	235,419	1,954	3.37%	220,960	2,079	3.82%

Total interest bearing deposits	809,826	2,982	1.49%	778,352	3,327	1.73%

Other borrowed funds
Other borrowings	8,767	119	5.50%	9,237	89	3.91%
Financing leases	2,168	14	2.62%	2,612	17	2.64%
Capital Notes	-	-	- %	10,048	82	3.31%
Total interest-bearing liabilities	820,761	3,116	1.54%	800,249	3,515	1.78%

Noninterest bearing deposits	137,258			143,855
Other liabilities	11,824			12,884

Total liabilities	969,843			956,988

Stockholders' equity	81,138			64,778

Total liabilities and

Stockholders’ equity	$ 1,050,981			$ 1,021,766

Net interest earnings		$ 8,750			$ 7,724

Net interest margin			3.57%			3.25%

Interest spread			3.30%			2.95%

(1) Nonaccrual loans are included in the average balances of loans.

(2) Interest income on loans includes loan fees.

(3) The interest income and yields calculated on securities have been tax affected to reflect any tax-exempt interest on municipal securities using the Company’s applicable federal tax rate of 21% for each year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, including The Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, The Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that The Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes during the quarter ended March 31, 2026, in the Company’s internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934) or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 27, 2026. There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)Not applicable.

(b)Not applicable.

(c)Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2026
31.2	Certification of Eric J. Sorenson, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2026
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, dated May 12, 2026
101

The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2026 and December 31, 2025; (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2026 and 2025; (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2026 and 2025; (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three months ended March 31, 2026 and 2025; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.
Date: May 12 2026	By /S/ Robert R. Chapman III Robert R. Chapman III, President (Principal Executive Officer)
Date: May 12, 2026	By /S/ Eric J. Sorenson, Jr. Eric J. Sorenson, Jr., Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)