Form 10-Q
period 2026-06-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2026-08-12
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-Q

______________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,543,338 shares of Common Stock, par value $2.14 per share, were outstanding at August 12, 2026.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2026 unaudited)

Assets	June 30, 2026	December 31, 2025

Cash and due from banks	$ 24,675	$ 28,538
Federal funds sold	10,870	55,937
Total cash and cash equivalents	35,545	84,475

Securities held-to-maturity, at amortized cost (fair value of $3,267 as of June 30, 2026 and $3,315 as of December 31, 2025) net of allowance for credit losses of $0 as of June 30, 2026 and December 31, 2025	3,581	3,590
Securities available-for-sale, at fair value	236,832	214,128
Restricted stock, at cost	1,872	1,828
Loans, net of allowance for credit losses of $6,597 as of June 30, 2026 and $6,450 as of December 31, 2025	686,084	661,357
Loans held for sale	5,651	3,472
Premises and equipment, net	19,051	19,132
Interest receivable	3,392	3,380
Cash value - bank owned life insurance	24,101	23,676
Customer relationship intangible	5,884	6,164
Goodwill	2,054	2,054
Other assets	17,260	15,768
Total assets	$ 1,041,307	$ 1,039,024

Liabilities and Stockholders’ Equity

Deposits
Noninterest bearing demand	$ 136,390	$ 131,456
NOW, money market and savings	563,425	570,345
Time	235,369	235,328
Total deposits	935,184	937,129

Other borrowings	8,671	8,796
Interest payable	1,121	1,167
Other liabilities	13,178	11,884
Total liabilities	958,154	958,976

Stockholders’ equity
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding 4,543,338 as of June 30, 2026 and December 31, 2025	9,723	9,723
Additional paid-in-capital	35,253	35,253
Retained earnings	55,114	50,009
Accumulated other comprehensive loss	(16,937)	(14,937)
Total stockholders’ equity	83,153	80,048

Total liabilities and stockholders’ equity	$ 1,041,307	$ 1,039,024

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		Ended June 30,
Interest income	2026	2025	2026	2025
Loans	$ 9,737	$ 9,341	$ 19,164	$ 18,247
Securities
US Government and agency obligations	619	548	1,252	1,002
Mortgage backed securities	741	377	1,191	764
Municipals - taxable	402	330	800	641
Municipals - tax exempt	62	24	125	42
Dividends	34	35	45	48
Corporates	152	136	297	271
Interest bearing deposits	127	127	225	250
Federal Funds sold	413	720	1,037	1,607
Total interest income	12,287	11,638	24,136	22,872

Interest expense
Deposits
NOW, money market savings	999	1,258	2,027	2,506
Time deposits	1,893	1,945	3,847	4,024
Finance leases	14	17	28	34
Other borrowings	127	87	246	176
Capital notes	-	81	-	163
Total interest expense	3,033	3,388	6,148	6,903

Net interest income	9,254	8,250	17,988	15,969

Provision for (Recovery of) credit losses	350	(528)	204	(391)

Net interest income after provision for (recovery of) credit losses	8,904	8,778	17,784	16,360

Noninterest income
Gains on sale of loans held for sale	1,529	1,589	2,725	2,426
Service charges, fees and commissions	1,149	975	2,143	1,956
Wealth management fees	1,466	1,300	2,879	2,555
Life insurance income	214	190	425	378
Income from small business investment company	70	-	201	-
Gains on sales of securities	1	-	1	-
Other	47	21	66	43

Total noninterest income	4,476	4,075	8,440	7,358

Noninterest expenses
Salaries and employee benefits	5,510	5,357	11,010	10,134
Occupancy	523	497	1,131	1,067
Equipment	706	654	1,453	1,324
Supplies	132	168	292	310
Professional and other outside expense	756	755	1,526	2,470

See accompanying notes to these consolidated financial statements

Data processing	519	782	994	1,602
Marketing	258	237	447	435
Credit expense	259	263	449	449
FDIC insurance expense	118	120	254	262
Amortization of intangibles	140	140	280	280
Other	390	482	840	948
Total noninterest expenses	9,311	9,455	18,676	19,281

Income before income taxes	4,069	3,398	7,548	4,437

Income tax expense	829	694	1,534	891

Net income	$ 3,240	$ 2,704	$ 6,014	$ 3,546

Weighted average shares outstanding - basic and diluted	4,543,338	4,543,338	4,543,338	4,543,338

Earnings per common share - basic and diluted	$ 0.71	$ 0.60	$ 1.32	$ 0.78

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollar amounts in thousands) (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Net income	$ 3,240	$ 2,704	$ 6,014	$ 3,546
Other comprehensive (loss) income:
Unrealized gain (loss) on securities available-for-sale	(1,158)	1,350	(2,530)	5,268
Tax effect	242	(285)	531	(1,106)
Reclassification adjustment for gains included in net income (1)	(1)	-	(1)	-
Tax effect of reclassification adjustment	-	-	-	-
Other comprehensive (loss) income, net of tax	(917)	1,065	(2,000)	4,162

Comprehensive income	$ 2,323	$ 3,769	$ 4,014	$ 7,708

(1)Gains are included in “gain on sales of securities” on the consolidated statements of income.

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollar amounts in thousands) (unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net Income	$ 6,014	$ 3,546

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	698	662
Net amortization and accretion of premiums and discounts on securities	(4)	139
Amortization of debt issuance costs	-	2
Gain on sales of securities available-for-sale	(1)	-
Gain on sales of loans held for sale	(2,725)	(2,426)
Proceeds from sales of loans held for sale	96,295	96,007
Origination of loans held for sale	(95,749)	(94,191)
Provision for (recovery of) credit losses	204	(391)
Amortization of intangibles	280	280
Bank owned life insurance income	(425)	(378)
Increase in accrued interest receivable	(12)	(83)
(Increase) decrease in other assets	(796)	727
(Decrease) increase in accrued interest payable	(46)	134
Increase in other liabilities	1,638	388

Net cash provided by operating activities	$ 5,371	$ 4,416

Cash flows from investing activities
Purchases of securities available-for-sale	(34,639)	(19,182)
Proceeds from maturities, calls and paydowns of securities available-for-sale	3,830	15,650
Proceeds from sales of securities available-for-sale	5,588	-
Purchases of restricted securities	(44)	(7)
Origination of loans, net of principal collected	(25,045)	(12,013)
Purchases of premises and equipment	(682)	(747)
Purchase of SBIC fund	(100)	(150)

Net cash used in investing activities	(51,092)	(16,449)

Cash flows from financing activities
Net (decrease) increase in deposits	(1,945)	28,123
Principal payments on finance lease obligations	(230)	(224)
Repayment of capital notes	-	(10,050)
Repayment of other borrowings	(125)	(308)
Dividends paid to common stockholders	(909)	(910)

Net cash (used in) provided by financing activities	(3,209)	16,631

(Decrease) increase in cash and cash equivalents	(48,930)	4,598

Cash and cash equivalents at beginning of period	84,475	73,309

Cash and cash equivalents at end of period	$ 35,545	$ 77,907

Supplemental schedule of noncash investing and financing activities
Noncash transactions
Unrealized (losses) gains on securities available-for-sale	$ (2,530)	$ 5,268
Supplemental disclosures of cash flow information
Cash transactions
Cash paid for interest	$ 6,194	$ 6,769
Cash paid for income taxes	1,611	690

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2026 and 2025

(dollars in thousands, except per share amounts) (unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	Loss	Total

Balance at December 31, 2024	4,543,338	$ 9,723	$ 35,253	$ 42,804	$ (22,915)	$ 64,865

Net Income	-	-	-	842	-	842

Dividends paid on common stock ($0.10 per share)	-	-	-	(455)	-	(455)

Other comprehensive income	-	-	-	-	3,097	3,097

Balance at March 31, 2025	4,543,338	$ 9,723	$ 35,253	$ 43,191	$ (19,818)	$ 68,349

Net Income	-	-	-	2,704	-	2,704

Dividends paid on common stock ($0.10 per share)	-	-	-	(455)	-	(455)

Other comprehensive income	-	-	-	-	1,065	1,065

Balance at June 30, 2025	4,543,338	$ 9,723	$ 35,253	$ 45,440	$ (18,753)	$ 71,663

Balance at December 31, 2025	4,543,338	$ 9,723	$ 35,253	$ 50,009	$ (14,937)	$ 80,048

Net Income	-	-	-	2,774	-	2,774

Dividends paid on common stock ($0.10 per share)	-	-	-	(455)	-	(455)

Other comprehensive loss	-	-	-	-	(1,083)	(1,083)

Balance at March 31, 2026	4,543,338	$ 9,723	$ 35,253	$ 52,328	$ (16,020)	$ 81,284

Net Income	-	-	-	3,240	-	3,240

Dividends paid on common stock ($0.10 per share)	-	-	-	(454)	-	(454)

Other comprehensive loss	-	-	-	-	(917)	(917)

Balance at June 30, 2026	4,543,338	$ 9,723	$ 35,253	$ 55,114	$ (16,937)	$ 83,153

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position as of June 30, 2026 and December 31, 2025, and the results of its operations for the three and six months ended June 30, 2026 and 2025, have been included. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Certain amounts reported in the prior year have been reclassified to conform to the current year’s presentation. None of the reclassifications were of a material nature and they had no effect on prior year net income or stockholders' equity.

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

Note 2 – Significant Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. Actual results could differ materially from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the allowance for credit losses on loans (“ACL”).

The Company’s significant accounting policies are described in the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in the Company’s significant accounting policies or their application since December 31, 2025.

Note 3 – Earnings Per Common Share (EPS)

The following is a summary of the earnings per share calculation for the three and six months ended June 30, 2026 and 2025 (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net income	$ 3,240	$ 2,704	$ 6,014	$ 3,546

Weighted average number of shares outstanding - basic and diluted	4,543,338	4,543,338	4,543,338	4,543,338

Earnings per common share - basic and diluted	$ 0.71	$ 0.60	$ 1.32	$ 0.78

There were no potentially dilutive common shares outstanding for the three and six months ended June 30, 2026 and 2025. Accordingly, basic and diluted earnings per common share were the same for each period.

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

There were no subordinated notes outstanding at June 30, 2026 or December 31, 2025.

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

At June 30, 2026 and December 31, 2025, the outstanding principal balance of the NBB Note was approximately $8.7 million and $8.8 million, respectively.

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

•Level 3 — Unobservable inputs that are significant to the fair value measurement. The Company’s Level 3 measurements consist of IRLCs measured on a recurring basis and certain collateral-dependent loans measured on a non-recurring basis, each described below.

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

In limited circumstances, where significant inputs are unobservable, securities would be classified within Level 3 of the fair value hierarchy. The Company had no securities classified as Level 3 at June 30, 2026 or December 31, 2025.

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

The below tables summarize the Company’s financial assets that were measured at fair value on a recurring basis during the period presented.

		Carrying Value at June 30, 2026
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
(dollars in thousands)	June 30,	Identical Assets	Inputs	Inputs
Description	2026	(Level 1)	(Level 2)	(Level 3)
US agency obligations	$ 80,746	$ -	$ 80,746	$ -
Mortgage-backed securities	85,871	-	85,871	-
Municipals	55,128	-	55,128	-
Corporates	15,087	-	15,087	-

Total available-for-sale securities	$ 236,832	$ -	$ 236,832	$ -
IRLCs - asset	111	-	-	111
Total assets at fair value	$ 236,943	$ -	$ 236,832	$ 111

Note 5 – Fair Value Measurements (continued)

		Carrying Value at December 31, 2025
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
(dollars in thousands)	Dec 31,	Identical Assets	Inputs	Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
US agency obligations	$ 85,363	$ -	$ 85,363	$ -
Mortgage-backed securities	61,040	-	61,040	-
Municipals	55,163	-	55,163	-
Corporates	12,562	-	12,562	-

Total available-for-sale securities	$ 214,128	$ -	$ 214,128	$ -
IRLCs - asset	99	-	-	99
Total assets at fair value	$ 214,227	$ -	$ 214,128	$ 99

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value (dollars in thousands):

Quantitative information about Level 3 Fair Value Measurements at June 30, 2026
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
IRLCs- asset	$ 111	Market Approach	Range of pull through rate	70% - 100% (85%)

(1)Weighted based on the relative value of the instruments

Quantitative information about Level 3 Fair Value Measurements at December 31, 2025
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
IRLCs- asset	$ 99	Market Approach	Range of pull through rate	70% - 100% (85%)

(1) Weighted based on the relative value of the instruments

There were no transfers of financial assets between hierarchy levels during the three and six months ended June 30, 2026.

During the three and six months ended June 30, 2026, the fair value of Level 3 assets consisted entirely of IRLCs, which increased from $99,000 at December 31, 2025 to $111,000 at June 30, 2026; there were no purchases, sales, or settlements of Level 3 instruments during the period. The change reflects the net effect of new rate lock commitments issued and existing commitments closed or expired during the period.

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

Based on management’s evaluation, no fair value adjustment was recorded on collateral-dependent loans during the three and six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, the Company had $9.22 million and $10.24 million, respectively, in collateral-dependent loans with associated allowances for credit losses of $72 thousand at each period end.

The following table provides additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we utilize Level 3 inputs to determine fair value (dollars in thousands):

	Quantitative information about Level 3 Fair Value Measurements for
	June 30, 2026
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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans consist primarily of one-to-four family residential mortgage loans originated for sale in the secondary market. Fair value is based on prices currently offered by secondary market investors for similar loans using observable market data. Due to the short duration between origination and sale, the carrying value of loans held for sale approximates fair value. These loans are classified within Level 2 of the fair value hierarchy. At June 30, 2026 and December 31, 2025, the Company had loans held for sale of $5.65 million and $3.47 million, respectively. No nonrecurring fair value adjustments were recorded on loans held for sale at June 30, 2026

Note 5 – Fair Value Measurements (continued)

or December 31, 2025. Gains and losses on the sale of loans are recorded in “Gain on sales of loans held for sale” in the Consolidated Statements of Income.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments and their placement in the fair value hierarchy at June 30, 2026, and December 31, 2025, were as follows (dollars in thousands):

		Fair Value Measurements at June 30, 2026 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$ 24,675	$ 24,675	$ -	$ -	$ 24,675
Federal funds sold	10,870	10,870	-	-	10,870
Securities
Available-for-sale	236,832	-	236,832	-	236,832
Held-to-maturity, net	3,581	-	3,267	-	3,267
Restricted stock	1,872	-	1,872	-	1,872
Loans, net (1)	686,084	-	-	677,775	677,775
Loans held for sale	5,651	-	5,651	-	5,651
Interest receivable	3,392	-	3,392	-	3,392
Cash value - bank owned life insurance	24,101	-	24,101	-	24,101
Derivatives - IRLCs	111	-	-	111	111

Liabilities
Deposits	$ 935,184	$ -	$ 934,317	$ -	$ 934,317
Other borrowings	8,671	-	8,462	-	8,462
Interest payable	1,121	-	1,121	-	1,121

*(

(1) Carrying amount is net of unearned income and the ACL.

Note 5 – Fair Value Measurements (continued)

		Fair Value Measurements at December 31, 2025 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$ 28,538	$ 28,538	$ -	$ -	$ 28,538
Federal funds sold	55,937	55,937	-	-	55,937
Securities					-
Available-for-sale	214,128	-	214,128	-	214,128
Held-to-maturity	3,590	-	3,315	-	3,315
Restricted stock	1,828	-	1,828	-	1,828
Loans, net (1)	661,357	-	-	652,335	652,335
Loans held for sale	3,472	-	3,472	-	3,472
Interest receivable	3,380	-	3,380	-	3,380
Cash value - bank owned life insurance	23,676	-	23,676	-	23,676
Derivatives - IRLCs	99	-	-	99	99

Liabilities
Deposits	$ 937,129	$ -	$ 936,880	$ -	$ 936,880
Other borrowings	8,796	-	8,511	-	8,511
Interest payable	1,167	-	1,167	-	1,167

(1) Carrying amount is net of unearned income and the ACL.

Note 6 – Securities

The following tables summarize the Bank’s holdings for securities held-to-maturity and available-for-sale as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held to Maturity
US Gov’t & Agency obligations	$ 3,581	$ -	$ (314)	$ 3,267

Available for Sale
US Gov’t & Agency obligations	$ 85,318	$ 116	$ (4,688)	$ 80,746
Mortgage-backed securities	93,933	7	(8,069)	85,871
Municipals	63,519	122	(8,513)	55,128
Corporates	15,500	20	(433)	15,087

	$ 258,270	$ 265	$ (21,703)	$ 236,832

Note 6 – Securities (continued)

	December 31, 2025
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held to Maturity
US Gov’t & Agency obligations	$ 3,590	$ -	$ (275)	$ 3,315

Available for Sale
US Gov’t & Agency obligations	$ 89,047	$ 480	$ (4,164)	$ 85,363
Mortgage-backed securities	67,892	61	(6,913)	61,040
Municipals	63,096	250	(8,183)	55,163
Corporates	13,000	34	(472)	12,562

	$ 233,035	$ 825	$ (19,732)	$ 214,128

The following tables present the fair value of securities available-for-sale as of June 30, 2026 and December 31, 2025, and the related unrealized losses. Management uses month-end valuations in determining whether securities are in an unrealized loss position (dollars in thousands).

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2026	Value	Losses	Value	Losses	Value	Losses
Description of securities
Available-for-sale
U.S. agency obligations	$ 19,882	$ (472)	$ 51,645	$ (4,216)	$ 71,527	$ (4,688)
Mortgage-backed securities	32,800	(725)	49,203	(7,344)	82,003	(8,069)
Municipals	5,507	(54)	41,624	(8,459)	47,131	(8,513)
Corporates	2,424	(76)	11,643	(357)	14,067	(433)
Total securities in an unrealized loss position	$ 60,613	$ (1,327)	$ 154,115	$ (20,376)	$ 214,728	$ (21,703)

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2025	Value	Losses	Value	Losses	Value	Losses
Description of securities
Available-for-sale
U.S. agency obligations	$ 8,873	$ (141)	$ 51,972	$ (4,023)	$ 60,845	$ (4,164)
Mortgage-backed securities	4,048	(25)	52,979	(6,888)	57,027	(6,913)
Municipals	2,254	(9)	41,961	(8,174)	44,215	(8,183)
Corporates	-	-	11,527	(472)	11,527	(472)
Total securities in an unrealized loss position	$ 15,175	$ (175)	$ 158,439	$ (19,557)	$ 173,614	$ (19,732)

Note 6 – Securities (continued)

At June 30, 2026, the Company held 136 securities in an unrealized loss position, consisting of 133 available-for-sale securities and 3 held-to-maturity securities. Of these securities, 29 were rated AAA, 90 were rated AA, 3 were rated A,
4 were rated BBB, and 10 were not rated. In addition, 60 of these securities were municipal obligations, 65 were backed directly or indirectly by the U.S. government or its agencies, 9 were issued by publicly traded U.S. corporations, and 2 were issued by non-publicly traded U.S. corporations.

The Company monitors the credit quality of its municipal and corporate securities through periodic reviews of the issuers’ financial condition, including cash flow and revenue performance, as well as other economic factors that may affect the issuers’ ability to service and repay the debt.

The Company evaluated available-for-sale securities in an unrealized loss position at June 30, 2026 and determined that the decline in fair value was not attributable to credit-related factors. This conclusion was based on several factors, including: (i) the high credit quality of the securities; (ii) unrealized losses being primarily attributable to changes in market interest rates; (iii) the contractual terms of the securities do not permit settlement at amounts less than amortized cost; (iv) issuers continuing to make timely principal and interest payments; and (v) the Company’s intent and ability to hold the securities until recovery of their amortized cost basis. Accordingly, no allowance for credit losses was recorded on available-for-sale securities at June 30, 2026.

The Company’s held-to-maturity securities consist primarily of obligations issued or guaranteed by the U.S. government or its agencies and are rated investment grade or higher. Accordingly, no allowance for credit losses was recorded on held-to-maturity securities at June 30, 2026 or December 31, 2025.

At June 30, 2026 and December 31, 2025, all held-to-maturity and available-for-sale securities were current, with no securities past due or on nonaccrual. During the three and six months ended June 30, 2026, the Company sold four available-for-sale securities receiving proceeds of $5,588,000 and recognizing gross realized gains of $11,000 and gross realized losses of $10,000, for net realized gains of $1,000. There were no sales of available-for-sale securities during the three or six months ended June 30, 2025.

As of June 30, 2026 and December 31, 2025, the Company had pledged approximately (market values):

•$38,578,000 and $38,893,000 of our available-for-sale securities as collateral with correspondent banks, including the FHLBA, for collateralized lines of credit; and

•$49,810,000 and $50,500,000, respectively, of our available-for-sale securities as collateral for public deposits; and

•$24,705,000 and $26,342,000 of our available-for-sale securities as collateral for advances at the Federal Reserve Bank’s discount window.

Note 6 – Securities (continued)

The amortized costs and fair values of securities at June 30, 2026, by contractual maturity, are shown below (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment Portfolio in Maturities	June 30, 2026
	Amortized
	Costs	Fair Value
Held to Maturity:
Due in one year or less	$ -	$ -
Due after one year through five years	399	381
Due after five years through ten years	2,015	1,873
Due after ten years	1,167	1,013
Total securities held to maturity	$ 3,581	$ 3,267

	Amortized
	Costs	Fair Value
Available for Sale:
Due in one year or less	$ 15,728	$ 15,389
Due after one year through five years	55,978	52,655
Due after five years through ten years	63,660	59,388
Due after ten years	122,904	109,400
Total securities available for sale	$ 258,270	$ 236,832

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

Note 7 – Business Segments (continued)

Significant Expense Categories.

Significant segment expenses are reviewed regularly by the CODM and included in segment profit measures are separately presented. For the three and six months ended June 30, 2026 and 2025, these significant approximate expenses included:

•Community Banking: Salaries and employee benefits ($3.97 million and $4.01 million for the three months ended June 30, 2026 and 2025, respectively, and $8.30 million and $7.75 million for the six-month periods, respectively); data processing ($519 thousand and $782 thousand for the three-month periods, and $994 thousand and $1.60 million for the six-month periods); professional and other outside expenses ($731 thousand and $715 thousand for the three-month periods, and $1.44 million and $2.37 million for the six-month periods); equipment ($646 thousand and $631 thousand for the three-month periods, and $1.37 million and $1.28 million for the six-month periods); and occupancy ($492 thousand and $502 thousand for the three-month periods, and $1.07 million and $1.04 million for the six-month periods).

•Mortgage Banking: Salaries and employee benefits ($1.03 million and $903 thousand for the three-month periods, and $1.75 million and $1.53 million for the six-month periods); credit-related expenses ($247 thousand and $220 thousand for the three-month periods, and $351 thousand in both six-month periods); and occupancy costs ($29 thousand and $27 thousand for the three month periods, and $61 thousand and $59 thousand for the six-month periods).

•Investment Advisory: Salaries and employee benefits ($514 thousand and $442 thousand for the three-month periods, and $963 thousand and $859 thousand for the six-month periods); and amortization of intangible assets ($140 thousand and $280 thousand for each of the three- and six-month periods, respectively).

Supplemental Segment Data

Supplemental data regularly reviewed by the CODM includes total loans held for investment, total deposits, and AUM, as these metrics provide additional insights into segment performance:

•Community Banking: Total loans held for investment, net of allowance, were $686.1 million at June 30, 2026, compared to $661.4 million at December 31, 2025 and $649.1 million at June 30, 2025. Deposits totaled $942.1 million at June 30, 2026, compared to $944.1 million at December 31, 2025 and $915.4 million at June 30, 2025.

•Investment Advisory: AUM were $1.09 billion at June 30, 2026, compared to $1.03 billion at December 31, 2025 and $930.0 million at June 30, 2025.

Note 7 – Business Segments (continued)

Segment financial information, including significant expense categories and supplemental metrics, is presented in the tables below, along with reconciliations to consolidated financial statements for the three and six months ended June 30, 2026 and 2025 (dollars in thousands).

	Business Segments for the Three Months Ended
	June 30, 2026
Dollars in Thousands	Community Banking	Mortgage Banking	Investment Advisory	Holding Company	Eliminations (1)	Consolidated

Interest income	$ 12,287	$ -	$ -	$ -	$ -	$ 12,287
Interest expense	2,906	-	-	127	-	3,033
Net interest income	9,381	-	-	(127)	-	9,254
Gains on sales of loans	-	1,529	-	-	-	1,529
Other noninterest income	1,514	-	1,466	3,358	(3,391)	2,947
Net revenue	10,895	1,529	1,466	3,231	(3,391)	13,730
Less:
Provision for credit losses	350	-	-	-	-	350

Noninterest expense:
Salaries and employee benefits	3,969	1,027	514	-	-	5,510
Occupancy	492	29	35	-	(33)	523
Equipment	646	17	43	-	-	706
Supplies	116	7	9	-	-	132
Professional and other outside expenses	731	-	4	21	-	756
Data processing	519	-	-	-	-	519
Marketing	237	1	5	15	-	258
Credit expense	12	247	-	-	-	259
FDIC insurance expense	118	-	-	-	-	118
Amortization of intangibles	-	-	140	-	-	140
Other	364	4	21	1	-	390
Total noninterest expense	7,204	1,332	771	37	(33)	9,311

Segment income before income taxes	3,341	197	695	3,194	(3,358)	4,069
Allocated income tax expense	644	41	188	(44)	-	829
Segment net income	$ 2,697	$ 156	$ 507	$ 3,238	$ (3,358)	$ 3,240
Segment assets at June 30, 2026	$ 1,027,806	$ 5,751	$ 9,893	$ 109,215	$ (111,358)	$ 1,041,307

Supplemental Data at June 30, 2026:
Total loans held for investment, net	$ 686,084	$ -	$ -	$ -	$ -	$ 686,084
Total deposits	$ 942,124	$ -	$ -	$ -	$ (6,940)	$ 935,184
Assets under management	$ -	$ -	$ 1,091,367	$ -	$ -	$ 1,091,367

(1)Primarily service/occupancy fees and equity in earnings of subsidiaries eliminated in consolidation.

Note 7 – Business Segments (continued)

	Business Segments for the Three Months Ended
	June 30, 2025
Dollars in Thousands	Community Banking	Mortgage Banking	Investment Advisory	Holding Company	Eliminations (1)	Consolidated

Interest income	$ 11,638	$ -	$ -	$ -	$ -	$ 11,638
Interest expense	3,186	-	-	168	34	3,388
Net interest income	8,452	-	-	(168)	(34)	8,250
Gains on sales of loans	-	1,589	-	-	-	1,589
Other noninterest income	1,217	-	1,300	2,845	(2,876)	2,486
Net revenue	9,669	1,589	1,300	2,677	(2,910)	12,325
Less:
Provision for credit losses	(528)	-	-	-	-	(528)

Noninterest expense:
Salaries and employee benefits	4,013	903	442	-	(1)	5,357
Occupancy	502	27	32	-	(64)	497
Equipment	631	14	10	(1)	-	654
Supplies	153	5	10	-	-	168
Professional and other outside expenses	715	-	24	16	-	755
Data processing	782	-	-	-	-	782
Marketing	222	-	7	8	-	237
Credit expense	43	220	-	-	-	263
FDIC insurance expense	120	-	-	-	-	120
Amortization of intangibles	-	-	140	-	-	140
Other	409	51	21	1	-	482
Total noninterest expense	7,590	1,220	686	24	(65)	9,455

Segment income before income taxes	2,607	369	614	2,653	(2,845)	3,398
Allocated income tax expense	502	78	166	(52)	-	694
Segment net income	$ 2,105	$ 291	$ 448	$ 2,705	$ (2,845)	$ 2,704
Segment assets at June 30, 2025	$ 996,032	$ 3,992	$ 11,517	$ 104,891	$ (112,190)	$ 1,004,242

Supplemental Data at June 30, 2025:
Total loans held for investment, net	$ 649,089	$ -	$ -	$ -	$ -	$ 649,089
Total deposits	$ 915,417	$ -	$ -	$ -	$ (4,890)	$ 910,527
Assets under management	$ -	$ -	$ 929,957	$ -	$ -	$ 929,957

(1)Primarily service/occupancy fees and equity in earnings of subsidiaries eliminated in consolidation.

Note 7 – Business Segments (continued)

	Business Segments for the Six Months Ended
	June 30, 2026
Dollars in Thousands	Community Banking	Mortgage Banking	Investment Advisory	Holding Company	Eliminations (1)	Consolidated

Interest income	$ 24,136	$ -	$ -	$ -	$ -	$ 24,136
Interest expense	5,902	-	-	246	-	6,148
Net interest income	18,234	-	-	(246)		17,988
Gains on sales of loans	-	2,725	-	-	-	2,725
Other noninterest income	2,899	-	2,879	6,245	(6,308)	5,715
Net revenue	21,133	2,725	2,879	5,999	(6,308)	26,428
Less:
Provision credit losses	204	-	-	-	-	204

Noninterest expense:
Salaries and employee benefits	8,300	1,747	963	-	-	11,010
Occupancy	1,065	61	68	-	(63)	1,131
Equipment	1,370	31	52	-	-	1,453
Supplies	264	11	17	-	-	292
Professional and other outside expenses	1,442	-	41	43	-	1,526
Data processing	994	-	-	-	-	994
Marketing	410	3	8	26	-	447
Credit expense	98	351	-	-	-	449
FDIC insurance expense	254	-	-	-	-	254
Amortization of intangibles	-	-	280	-	-	280
Other	710	73	56	1	-	840
Total noninterest expense	14,907	2,277	1,485	70	(63)	18,676

Segment income before income taxes	6,022	448	1,394	5,929	(6,245)	7,548
Allocated income tax expense	1,149	94	376	(85)	-	1,534
Segment net income	$ 4,873	$ 354	$ 1,018	$ 6,014	$ (6,245)	$ 6,014
Segment assets at June 30, 2026	$ 1,027,806	$ 5,751	$ 9,893	$ 109,215	$ (111,358)	$ 1,041,307

Supplemental Data at June 30, 2026:
Total loans held for investment, net	$ 686,084	$ -	$ -	$ -	$ -	$ 686,084
Total deposits	$ 942,124	$ -	$ -	$ -	$ (6,940)	$ 935,184
Assets under management	$ -	$ -	$ 1,091,367	$ -	$ -	$ 1,091,367

(1)Primarily service/occupancy fees and equity in earnings of subsidiaries eliminated in consolidation.

	Business Segments for the Six Months Ended
	June 30, 2025
Dollars in Thousands	Community Banking	Mortgage Banking	Investment Advisory	Holding Company	Eliminations (1)	Consolidated

Interest income	$ 22,872	$ -	$ -	$ -	$ -	$ 22,872
Interest expense	6,530	-	-	339	34	6,903
Net interest income	16,342	-	-	(339)	(34)	15,969
Gains on sales of loans	-	2,426	-	-	-	2,426
Other noninterest income	2,438	-	2,555	3,837	(3,898)	4,932
Net revenue	18,780	2,426	2,555	3,498	(3,932)	23,327
Less:
Provision for credit losses	(391)	-	-	-	-	(391)

Noninterest expense:
Salaries and employee benefits	7,751	1,525	859	-	(1)	10,134
Occupancy	1,037	59	65	-	(94)	1,067
Equipment	1,277	28	19	-	-	1,324
Supplies	283	9	18	-	-	310
Professional and other outside expenses	2,371	-	61	38	-	2,470
Data processing	1,602	-	-	-	-	1,602
Marketing	402	2	10	21	-	435
Credit expense	98	351	-	-	-	449
FDIC insurance expense	262	-	-	-	-	262
Amortization of intangibles	-	-	280	-	-	280
Other	809	82	56	1	-	948
Total noninterest expense	15,892	2,056	1,368	60	(95)	19,281

Segment income before income taxes	3,279	370	1,187	3,438	(3,837)	4,437
Allocated income tax expense	600	78	321	(108)	-	891
Segment net income	$ 2,679	$ 292	$ 866	$ 3,546	$ (3,837)	$ 3,546
Segment assets at June 30, 2025	$ 996,032	$ 3,992	$ 11,517	$ 104,891	$ (112,190)	$ 1,004,242

Supplemental Data at June 30, 2025:
Total loans held for investment, net	$ 649,089	$ -	$ -	$ -	$ -	$ 649,089
Total deposits	$ 915,417	$ -	$ -	$ -	$ (4,890)	$ 910,527
Assets under management	$ -	$ -	$ 929,957	$ -	$ -	$ 929,957

(1)Primarily service/occupancy fees and equity in earnings of subsidiaries eliminated in consolidation.

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

Note 8 – Loans and allowance for credit losses (continued)

A summary of loans, net of deferred costs of $583,000 and $629,000 as of June 30, 2026 and December 31, 2025, respectively, is as follows (dollars in thousands):

	As of	As of
	June 30, 2026	December 31, 2025
Commercial	$ 71,029	$ 66,394
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	168,429	150,085
Commercial Mortgages-Non-Owner Occupied	200,497	215,301
Commercial Construction/Land	35,455	16,339
Consumer:
Consumer Open-End	66,709	63,070
Consumer Closed-End	23,056	25,092
Residential:
Residential Mortgages	104,219	105,927
Residential Consumer Construction/Land	23,287	25,599

Total loans	$ 692,681	$ 667,807

Less allowance for credit losses	6,597	6,450

Net loans	$ 686,084	$ 661,357

The following table presents the amortized cost basis of collateral dependent loans by loan segment (dollars in thousands):

Collateral Dependent Loans	June 30, 2026
	Business/Other Assets	Real Estate
Commercial	$ 2,881	$ -
Commercial Real Estate	-	4,491
Consumer	-	450
Residential	-	1,399
Total	$ 2,881	$ 6,340

Collateral Dependent Loans	December 31, 2025
	Business/Other Assets	Real Estate
Commercial	$ 2,661	$ -
Commercial Real Estate	-	5,434
Consumer	-	566
Residential	-	1,577
Total	$ 2,661	$ 7,577

Note 8 – Loans and allowance for credit losses (continued)

The following tables present the activity in the allowance for credit losses for the three and six-month periods ended and the distribution of the allowance by segment as of June 30, 2026, and 2025 (dollars in thousands).

	Allowance for Credit Losses
	As of and For the Three Months Ended June 30, 2026

		Commercial
2026	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:
Beginning Balance, March 31, 2026	$ 678	$ 3,204	$ 736	$ 1,583	$ 6,201
Charge-Offs	(12)	-	(78)	-	(90)
Recoveries	-	-	76	-	76
Provision for (recovery of) credit losses	144	283	53	(70)	410
Ending Balance, June 30, 2026	$ 810	$ 3,487	$ 787	$ 1,513	$ 6,597

	Allowance for Credit Losses
	As of and For the Six Months Ended June 30, 2026

		Commercial
2026	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:
Beginning Balance, December 31, 2025	$ 697	$ 3,262	$ 839	$ 1,652	$ 6,450
Charge-Offs	(12)	-	(300)	-	(312)
Recoveries	53	-	88	-	141
Provision for (recovery of) credit losses	72	225	160	(139)	318
Ending Balance, June 30, 2026	$ 810	$ 3,487	$ 787	$ 1,513	$ 6,597

	Allowance for Credit Losses
	As of and For the Three Months Ended June 30, 2025

			Commercial
2025	Commercial		Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:
Beginning Balance, March 31, 2025	$ 532		$ 3,915	$ 837	$ 1,737	$ 7,021
Charge-Offs	-		-	(160)	-	(160)
Recoveries	1		-	1	-	2
Provision for (recovery of) credit losses	214		(868)	121	(22)	(555)
Ending Balance, June 30, 2025	$ 747	-	$ 3,047	$ 799	$ 1,715	$ 6,308

Note 8 – Loans and allowance for credit losses (continued)

	Allowance for Credit Losses
	As of and For the Six Months Ended June 30, 2025

		Commercial
2025	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:
Beginning Balance, December 31, 2024	$ 686	$ 3,719	$ 842	$ 1,797	$ 7,044
Charge-Offs	-	-	(212)	(9)	$ (221)
Recoveries	5	1	7	-	$ 13
Provision for (recovery of) credit losses	56	(673)	162	(73)	$ (528)
Ending Balance, June 30, 2025	$ 747	$ 3,047	$ 799	$ 1,715	$ 6,308

In the second quarter of 2025, the Company, in collaboration with its third-party model vendor and as part of ongoing model governance, implemented updates to the quantitative CECL loss models for collectively evaluated loan segments that use discounted cash flow techniques (all segments other than agricultural loans, which uses the weighted-average remaining life method). The principal balance of loans in the agricultural portfolio, which is included within the commercial classification below, was $3,903,000 and $4,381,000 at June 30, 2026 and December 31, 2025, respectively.

The updates (i) revised certain maximum loss-rate parameters and (ii) incorporated additional post-COVID historical loss data into the loss history used to estimate expected credit losses. As a result of these updates, expected loss rates declined across affected segments, most notably in the commercial real estate and consumer segments, contributing to a reduction in the allowance for credit losses as a percentage of loans in those segments. The updated model specifications were first reflected in the second quarter 2025 provision for credit losses and have remained in use through June 30, 2026, with no further specification changes. Economic forecasts are refreshed each quarter as part of the Company’s standard CECL process. Provision activity for the three and six-month periods of 2026 reflected the ongoing application of these models, together with normal portfolio dynamics, updated economic forecasts, and changes in loan composition and balances.

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

Note 8 – Loans and allowance for credit losses (continued)

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

There were no loans classified as doubtful or loss at June 30, 2026 or December 31, 2025.

Note 8 – Loans and allowance for credit losses (continued)

The table below details the amortized cost of the classes of loans by credit quality indicator and year of origination as of June 30, 2026 (dollars in thousands).

Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial:
Risk Rating
Pass and monitor	$ 7,910	$ 8,490	$ 4,371	$ 1,606	$ 932	$ 16,771	$ 27,966	$ -	$ 68,046
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	890	38	427	1,483	145	2,983
Total	$ 7,910	$ 8,490	$ 4,371	$ 2,496	$ 970	$ 17,198	$ 29,449	$ 145	$ 71,029

Commercial Real Estate:
Commercial Mort. - Owner Occupied
Risk Rating
Pass and monitor	$ 30,261	$ 20,338	$ 17,613	$ 6,958	$ 17,136	$ 71,061	$ 1,349	$ 50	$ 164,766
Special Mention	-	-	-	-	-	80	-	-	80
Substandard	-	-	-	-	-	3,583	-	-	3,583
Total	$ 30,261	$ 20,338	$ 17,613	$ 6,958	$ 17,136	$ 74,724	$ 1,349	$ 50	$ 168,429

Commercial Mort. - Non-Owner Occupied
Risk Rating
Pass and monitor	$ 10,531	$ 24,091	$ 33,879	$ 12,176	$ 37,690	$ 73,442	$ 7,780	$ -	$ 199,589
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	908	-	-	-	908
Total	$ 10,531	$ 24,091	$ 33,879	$ 12,176	$ 38,598	$ 73,442	$ 7,780	$ -	$ 200,497

Commercial Construction/Land
Risk Rating
Pass and monitor	$ 3,278	$ 11,033	$ 15,224	$ 530	$ 362	$ 4,401	$ 627	$ -	$ 35,455
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total	$ 3,278	$ 11,033	$ 15,224	$ 530	$ 362	$ 4,401	$ 627	$ -	$ 35,455

Consumer:
Consumer - Open-End
Risk Rating
Pass and monitor	$ -	$ -	$ -	$ -	$ -	$ -	$ 64,820	$ 1,603	$ 66,423
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	286	286
Total	$ -	$ -	$ -	$ -	$ -	$ -	$ 64,820	$ 1,889	$ 66,709

Consumer - Closed-End
Risk Rating
Pass and monitor	$ 1,122	$ 1,905	$ 4,869	$ 2,914	$ 7,244	$ 4,783	$ -	$ -	$ 22,837
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	25	-	100	94	-	-	219
Total	$ 1,122	$ 1,905	$ 4,894	$ 2,914	$ 7,344	$ 4,877	$ -	$ -	$ 23,056

Residential:
Residential Mortgages
Risk Rating
Pass and monitor	$ 8,310	$ 10,163	$ 15,352	$ 13,769	$ 18,612	$ 36,248	$ -	$ -	$ 102,454
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	27	323	1,415	-	-	1,765
Total	$ 8,310	$ 10,163	$ 15,352	$ 13,796	$ 18,935	$ 37,663	$ -	$ -	$ 104,219

Residential Consumer Construction/Land
Risk Rating
Pass and monitor	$ 4,798	$ 13,159	$ 1,623	$ 314	$ 578	$ 2,515	$ 300	$ -	$ 23,287
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total	$ 4,798	$ 13,159	$ 1,623	$ 314	$ 578	$ 2,515	$ 300	$ -	$ 23,287

Totals:
Risk Rating
Pass and monitor	$ 66,210	$ 89,179	$ 92,931	$ 38,267	$ 82,554	$ 209,221	$ 102,842	$ 1,653	$ 682,857
Special Mention	-	-	-	-	-	80	-	-	80
Substandard	-	-	25	917	1,369	5,519	1,483	431	9,744
Total	$ 66,210	$ 89,179	$ 92,956	$ 39,184	$ 83,923	$ 214,820	$ 104,325	$ 2,084	$ 692,681

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

Note 8 – Loans and allowance for credit losses (continued)

The following table details the gross charge-offs of loans by year of origination for the six months ended June 30, 2026 and the six months ended June 30, 2025 (dollars in thousands).

Current Period Gross Charge-Offs by Origination Year
Six Months Ended June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 12	$ 12
Commercial Real Estate:	-	-	-	-	-	-	-	-	-
Commercial Mortgages-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Construction/Land	-	-	-	-	-	-	-	-	-
Consumer:	-	-	-	-	-	-	-	-	-
Consumer Open-End	-	-	-	-	-	-	12	1	13
Consumer Closed-End	-	6	-	-	221	60	-	-	287
Residential:	-	-	-	-	-	-	-	-	-
Residential Mortgages	-	-	-	-	-	-	-	-	-
Residential Consumer Construction/Land	-	-	-	-	-	-	-	-	-
Total	$ -	$ 6	$ -	$ -	$ 221	$ 60	$ 12	$ 13	$ 312

Six Months Ended June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Commercial Real Estate:	-	-	-	-	-	-	-	-	-
Commercial Mortgages-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Construction/Land	-	-	-	-	-	-	-	-	-
Consumer:	-	-	-	-	-	-	-	-	-
Consumer Open-End	-	-	-	48	-	5	-	-	53
Consumer Closed-End	-	-	44	96	19	-	-	-	159
Residential:	-	-	-	-	-	-	-	-	-
Residential Mortgages	-	-	-	-	-	9	-	-	9
Residential Consumer Construction/Land	-	-	-	-	-	-	-	-	-

Total	$ -	$ -	$ 44	$ 144	$ 19	$ 14	$ -	$ -	$ 221

Note 8 – Loans and allowance for credit losses (continued)

The following tables present loans on nonaccrual status by class as of June 30, 2026 and December 31, 2025 (dollars in thousands):

June 30, 2026
Nonaccrual Loans
	With No Allowance	With an Allowance	Total
Commercial	$ 326	$ 72	$ 398
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	-	-	-
Commercial Mortgages-Non-Owner Occupied	-	-	-
Commercial Construction/Land	-	-	-
Consumer
Consumer Open-End	130	-	130
Consumer Closed-End	87	-	87
Residential:
Residential Mortgages	476	-	476
Residential Consumer Construction/Land	-	-	-
Total	$ 1,019	$ 72	$ 1,091

	December 31, 2025
	Nonaccrual Loans
	With No Allowance	With an Allowance	Total
Commercial	$ 387	$ 72	$ 459
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	30	-	30
Commercial Mortgages-Non-Owner Occupied	-	-	-
Commercial Construction/Land	316	-	316
Consumer
Consumer Open-End	255	-	255
Consumer Closed-End	80	-	80
Residential:
Residential Mortgages	494	-	494
Residential Consumer Construction/Land	70	-	70
Total	$ 1,632	$ 72	$ 1,704

Interest income on nonaccrual loans is recognized only when received in cash. The Company did not record any interest income on nonaccrual loans during the three and six months ended June 30, 2026 or 2025. The Company also reversed all previously accrued but unpaid interest on nonaccrual loans during the three and six months ended June 30, 2026 and 2025. If interest on these loans had been accrued, such income cumulatively would have approximated $92,000 and $81,000 as of June 30, 2026 and December 31, 2025, respectively.

Note 8 – Loans and allowance for credit losses (continued)

The following tables present an aging analysis of the loan portfolio by class and past due as of June 30, 2026 and December 31, 2025 (dollars in thousands):

Age Analysis of Past Due Loans as of June 30, 2026
							Recorded
							Investment
2026	30-59 Days	60-89 Days	Greater than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$-	$67	$398	465	$70,564	$71,029	$-
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	45	-	-	45	168,384	168,429	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	200,497	200,497	-
Commercial Construction/Land	-	-	-	-	35,455	35,455	-
Consumer:
Consumer Open-End	64	-	130	194	66,515	66,709	-
Consumer Closed-End	25	-	87	112	22,944	23,056	-
Residential:
Residential Mortgages	273	-	114	387	103,832	104,219	-
Residential Consumer Construction/Land	30	-	-	30	23,257	23,287	-
Total	$437	$67	$729	$1,233	$691,448	$692,681	$-

Age Analysis of Past Due Loans as of December 31, 2025
							Recorded
							Investment
2025	30-59 Days	60-89 Days	Greater than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$118	$13	446	$577	$65,817	$66,394	$-
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	47	-	30	77	150,008	150,085	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	215,301	215,301	-
Commercial Construction/Land	-	-	-	-	16,339	16,339	-
Consumer:
Consumer Open-End	217	132	75	424	62,646	63,070	-
Consumer Closed-End	42	93	80	215	24,877	25,092	-
Residential:
Residential Mortgages	1,698	183	29	1,910	104,017	105,927	-
Residential Consumer Construction/Land	-	-	70	70	25,529	25,599	-
Total	$2,122	$421	$730	$3,273	$664,534	$667,807	$-

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

There were no loan modifications for borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 or June 30, 2025. As of June 30, 2026, no previously modified loans had defaulted within the past twelve months.

Allowance on Unfunded Commitments

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

The allowance for credit losses on unfunded commitments was $559,000 at June 30, 2026 and $673,000 at December 31, 2025, and is included in other liabilities in the Consolidated Balance Sheets.

The following table presents the balance and activity in the ACL for unfunded commitments for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

Allowance for Credit Losses on Unfunded Commitments	(in thousands)
Balance, March 31, 2026	$ 619
(Recovery of) credit losses	(60)
Balance June 30, 2026	$ 559

Balance, December 31, 2025	$ 673
(Recovery of) credit losses	(114)
Balance June 30, 2026	$ 559

Allowance for Credit Losses on Unfunded Commitments	(in thousands)
Balance, March 31, 2025	$ 652
Provision for credit losses	27
Balance June 30, 2025	$ 679

Balance, December 31, 2024	$ 543
Provision for credit losses	136
Balance June 30, 2025	$ 679

Other Real Estate Owned

At June 30, 2026 and December 31, 2025, the Company had no consumer mortgage loans secured by residential real estate for which foreclosure proceedings were in process. The Bank had no Other Real Estate Owned (“OREO”) at June 30, 2026 or December 31, 2025.

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

Management has reviewed events occurring through the date the financial statements were available to be issued and has determined that no other subsequent events occurred requiring accrual or disclosure, other than those already disclosed in the footnotes to the Company’s unaudited consolidated financial statements as of June 30, 2026.

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

GENERAL

Critical Accounting Policies

Bank of the James Financial Group, Inc.’s (the “Company”) financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). As a community bank primarily serving central Virginia, the financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred, such as lending activities tied to local real estate markets and small business operations. A variety of factors, particularly regional economic conditions, fluctuations in interest rates, and changes in real estate values in our market area, could affect the ultimate value obtained when earning income, recognizing an expense, recovering an asset, or relieving a liability. In addition, GAAP itself may evolve from one previously acceptable method to another, potentially altering the timing of how these events impact our transactions, even if the underlying economics remain unchanged.

The Allowance for Credit Losses on Loans (“ACL”) is management’s estimate of the current expected credit losses in our loan portfolio. With the exception of loans related to agriculture (for which we use the remaining life method), the Company uses a discounted cash flow model to estimate its current expected credit losses in our loan portfolio and held-to-maturity securities portfolio. Actual losses could differ significantly from the historical factors that we use in estimating risk. For information on the Company’s policies on the ACL, please refer to Note 2 – “Allowance for Credit Losses - Loans” in the Company’s Form 10-K for the year ended December 31, 2025. See “Management’s Discussion and Analysis Results of Operations – Allowance and Provision for Credit losses” below for further discussion of the allowance for credit losses.

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

PWW is a Lynchburg, Virginia-based investment advisory firm that generates revenue primarily through investment advisory fees and had approximately $1,091,000,000 in assets under management and advisement as of June 30, 2026.

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

During the quarter ended June 30, 2026, the Bank provided regulatory notice, dated May 26, 2026, of its intent to close two full-service branches, effective August 24, 2026: the Buchanan Branch, located at 19792 Main Street, Buchanan, Virginia, and the Water Street Branch, located at 550 Water St., Charlottesville, Virginia (the “Water Street Branch”), which will transition to a loan production office. On June 8, 2026, the Federal Reserve Bank of Richmond confirmed that the Bank had satisfied the applicable regulatory notice requirements for both closures. As of June 30, 2026, both branches remained open. These branch closures are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows. The Bank is transferring the deposit accounts at the Buchanan branch primarily to the Lexington Branch. On June 30, 2026, the Buchanan branch had approximately, $1,664,000 in deposits.

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

	June 30, 2026	December 31, 2025
(in thousands)
Commitments to extend credit	$ 169,397	$ 181,358
Letters of Credit	1,300	2,086
Total	$ 170,697	$ 183,444

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of the Company as of June 30, 2026 and December 31, 2025, and the results of operations for the three and six-month periods ended June 30, 2026 and 2025. This discussion should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

June 30, 2026 as Compared to December 31, 2025

Total assets were $1,041,307,000 on June 30, 2026, compared with $1,039,024,000 at December 31, 2025, an increase of 0.2%. The increase in total assets was primarily due to growth in the loan portfolio and available-for-sale securities, which were largely funded by a reduction in cash and cash equivalents, primarily within federal funds sold.

Total deposits decreased from $937,129,000 at December 31, 2025, to $935,184,000 at June 30, 2026, a decrease of $1,945,000, or 0.2%. The decline was driven primarily by a decrease in NOW, money market, and savings deposits of $6,920,000, partially offset by growth in noninterest-bearing demand deposits of $4,934,000, while time deposits remained largely stable, increasing $41,000. The decrease was primarily attributable to the timing of withdrawals by certain customers, including foundations and similar organizations, in connection with their fiscal year-end, along with normal seasonal fluctuations in deposit balances. The Company continues to utilize the reciprocal portion of the Insured Cash Sweep (ICS) program for customers requiring full FDIC insurance, and may redeploy the non-reciprocal option as market and liquidity conditions warrant.

Total loans, excluding loans held for sale, increased to $692,681,000 at June 30, 2026, from $667,807,000 at December 31, 2025, an increase of $24,874,000, or 3.7%. The increase was driven primarily by growth in commercial and commercial real estate lending, including commercial construction and land development loans, partially offset by a decline in non-owner occupied commercial real estate loans and modestly lower residential loan balances. See Note 8 to the consolidated financial statements for additional detail on the composition of the loan portfolio.

The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amounts and percentages (dollars in thousands):

	June 30, 2026		December 31, 2025
	Amount	Percentage	Amount	Percentage
Commercial	$ 71,029	10.25%	$ 66,394	9.94%
Commercial Real Estate	404,381	58.38%	381,725	57.16%
Consumer	89,765	12.96%	88,162	13.20%
Residential	127,506	18.41%	131,526	19.70%
Total loans	$ 692,681	100.00%	$ 667,807	100.00%

Total loans, excluding loans held for sale and net of the allowance for credit losses, increased to $686,084,000 at June 30, 2026 from $661,357,000 at December 31, 2025, an increase of 3.7%. The six-month increase reflects a decline in the first quarter of 2026, attributable to elevated payoff activity, more than offset by strong loan production during the second quarter of 2026. On a sequential quarter basis, total loans grew $37,347,000, or 5.7%, from March 31, 2026, with growth across the commercial, commercial real estate, and consumer portfolios, partially offset by a decline in the residential portfolio. The largest contributor to sequential quarter growth was the commercial real estate portfolio, driven by growth in commercial construction/land loans and owner occupied commercial mortgages, partially offset by a decline in non-owner-occupied commercial mortgages. The commercial and consumer portfolios also increased, reflecting continued loan production from new and existing customer relationships within the Bank’s market areas, with consumer growth led by consumer open-end loans partially offset by a decline in consumer closed-end loans. These increases were partially offset by a decline in the residential portfolio, as a decrease in residential mortgages was partially offset by growth in residential consumer construction/land loans.

Loans held for sale totaled $5,651,000 at June 30, 2026 compared to $3,472,000 at December 31, 2025, an increase of 62.8%, due primarily to increased mortgage production and secondary market sales activity within the Bank’s mortgage division.

Subsegments of the loan portfolio are set forth in Note 8 to the consolidated financial statements. As of June 30, 2026, non-owner occupied commercial real estate loans and commercial construction and land development loans totaled $235,952,000, representing approximately 34.06% of total loans.

The Bank closely monitors concentrations within its commercial real estate loan portfolio. As of June 30, 2026, non-owner occupied commercial real estate loans totaled $200,497,000, or approximately 28.95% of total loans. The largest property-type concentrations within the non-owner occupied commercial real estate portfolio were multi-family properties (5 or more units) at $50,769,000, or 25.3% of the non-owner occupied commercial real estate portfolio, office buildings at $40,771,000, or 20.3% of the non-owner occupied commercial real estate portfolio, and hotel/motel properties at $39,489,000, or 19.7% of the non-owner occupied commercial real estate portfolio. These loans are secured primarily by properties within the Bank’s market footprint and are diversified across borrower industries, with a weighted average loan-to-value ratio on the Bank’s largest loans in each category ranging from approximately 53% to 58%. The Bank has limited exposure to properties located in major metropolitan areas. There were no nonaccrual loans within the commercial real estate segment at June 30, 2026, including within the non-owner occupied and owner occupied commercial mortgage segments. At December 31, 2025, nonaccrual loans within the commercial real estate segment totaled $346,000, consisting of $30,000 of owner occupied commercial mortgages and $316,000 of commercial construction/land loans and there were no nonaccrual loans within the non-owner occupied commercial mortgage segment at that date.

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

The following table sets forth information for non-owner occupied CRE loans for the five largest categories of loans (classified by purpose code and collateral description) having the highest current principal balance (dollars in thousands):

	Non-Owner Occupied CRE
	June 30, 2026
Collateral Description	Total Number of Loans	Current Balance	% of Total Loans	Average Balance	Weighted Avg LTV of Top 5 Loans (1)
Multi-Family (5 or more)	42	$50,769	7.33%	$1,209	58.03%
Office Building	35	40,771	5.89%	1,165	53.17%
Hotel/Motel	11	39,489	5.70%	3,590	57.47%
Retail Store	22	13,723	1.98%	624	44.20%
Medical Building	5	8,106	1.17%	1,621	52.88%

(1)Loan-to-value is based on collateral valuation at origination date against current bank-owned principal.

The following table sets forth information for owner-occupied CRE loans for the four largest categories of loans, classified by purpose code and collateral description, having the highest current principal balance (dollars in thousands):

	Owner Occupied CRE
	June 30, 2026
Collateral Description	Total Number of Loans	Current Balance	% of Total Loans	Average Balance	Weighted Avg LTV of Top 5 Loans (1)
Industrial	31	$32,874	4.75%	$1,061	55.75%
Office Building	76	30,502	4.40%	401	54.74%
Medical Building	25	15,190	2.19%	608	73.77%
Retail Store	29	12,270	1.77%	423	59.60%

(1)Loan-to-value is based on collateral valuation at origination date against current bank-owned principal.

Total nonperforming assets, which consist of nonperforming loans and other real estate owned, were $1,091,000 at June 30, 2026, compared with $1,704,000 at December 31, 2025. As discussed under “Results of Operations—Allowance and Provision for Credit Losses,” management believes the allowance for credit losses is adequate to absorb estimated losses inherent in the loan portfolio.

When a loan is placed on nonaccrual status, all accrued but unpaid interest is reversed and the accrual of interest is discontinued until repayment is reasonably assured. Payments received on nonaccrual loans are generally applied to principal, and additional provisions may be recorded as necessary to reflect expected credit losses.

Other real estate owned (“OREO”) represents real property acquired by the Bank for debts previously contracted, including through foreclosure or deeds in lieu of foreclosure. The Company had no OREO at June 30, 2026 or December 31, 2025, and did not acquire or dispose of any OREO during the six months ended June 30, 2026.

Cash and cash equivalents decreased to $35,545,000 at June 30, 2026, from $84,475,000 at December 31, 2025. Cash and cash equivalents consist of cash due from correspondent banks, cash in vault, and overnight investments, including federal funds sold. The decrease was primarily attributable to federal funds sold, which declined $45,067,000, or 80.6%, to $10,870,000 at June 30, 2026, from $55,937,000 at December 31, 2025. During the first quarter of 2026, federal funds sold increased $6,957,000 to $62,894,000, as deposit inflows and lower loan balances generated liquidity even after securities available-for-sale increased $30,571,000 to $244,699,000. During the second quarter of 2026, federal funds sold declined $52,024,000, as overnight liquidity was used primarily to fund strong loan growth, with the decline in total deposits discussed above further reducing federal funds sold.

Securities held-to-maturity decreased to $3,581,000 at June 30, 2026 from $3,590,000 at December 31, 2025, due to normal amortization.

Securities available-for-sale, carried at fair value, increased to $236,832,000 at June 30, 2026 from $214,128,000 at December 31, 2025, an increase of $22,704,000. The increase primarily reflected $34,639,000 of securities purchases, partially offset by $3,830,000 of maturities, calls, and paydowns, $5,588,000 of sales, and changes in the fair value of the portfolio. The pre-tax fair value of the portfolio declined by $1,159,000 and $2,531,000 during the three and six months ended June 30, 2026, respectively, primarily as a result of changes in market interest rates. After giving effect to the applicable 21% income tax rate and the $1,000 reclassification adjustment for gains included in net income, these declines resulted in increases of $917,000 and $2,000,000 in after-tax accumulated other comprehensive loss for the three- and six-month periods, respectively. As of June 30, 2026, the portfolio had a net unrealized loss position of approximately $21,438,000 pre-tax and $16,937,000 after tax. These unrealized losses were primarily attributable to changes in market interest rates. Management does not intend to sell these securities and does not believe it is more likely than not that the Company will be required to sell them before recovery of their amortized cost basis.

Restricted stock, consisting of stock in the Federal Reserve and the Federal Home Loan Bank of Atlanta (FHLBA), totaled $1,505,000 at June 30, 2026, compared with $1,461,000 at December 31, 2025. Both Federal Reserve and FHLBA stock are restricted securities; their value for impairment evaluation is based on ultimate par value recoverability rather than temporary market declines. In addition, the bank held stock in First National Bankers Bank and Community Banker’s Bank totaling $367,000 at both June 30, 2026 and December 31, 2025. These totals are reported in aggregate under restricted stock on the Consolidated Balance Sheets.

Liquidity and Capital

Total liquid assets, on a consolidated basis, totaled $272,377,000 at June 30, 2026, consisting of cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, and available-for-sale securities. Of this amount, approximately $113,093,000 of available-for-sale securities was pledged as collateral as described below, leaving approximately $159,284,000 of unencumbered liquid assets. This compares to total liquid assets of $298,603,000 at December 31, 2025, of which approximately $115,735,000 was pledged, leaving approximately $182,868,000 unencumbered. Total liquid assets decreased $26,226,000, or 8.8%, and unencumbered liquid assets decreased $23,584,000, or 12.9%, primarily reflecting the decline in cash and cash equivalents (driven by lower federal funds sold), partially offset by growth in the available-for-sale securities portfolio.

The Bank has pledged (market values):

•approximately $38,578,000 of our available-for-sale securities as collateral with correspondent banks, including the FHLBA, for collateralized lines of credit;

•approximately $49,810,000 of our available-for-sale securities as security for public deposits; and

•approximately $24,705,000 of our available-for-sale securities as collateral for advances at the Federal Reserve Bank’s discount window.

If additional liquidity is needed, the Bank can purchase up to $69,000,000 of Fed funds through correspondent relationships. In addition, the Bank has total borrowing capacity with the Federal Home Loan Bank of Atlanta (“FHLBA”) of approximately $45,655,000 based on pledged collateral, consisting of approximately $15,683,000 supported by pledged loans and approximately $29,971,000 supported by pledged investment securities. The Bank may obtain additional FHLBA capacity by pledging additional eligible loans or investment securities. As of June 30, 2026, the Bank had no borrowings from any of these sources. Management believes that liquid assets were adequate at June 30, 2026 and anticipates additional liquidity from deposit growth and loan repayments.

Stockholders’ equity totaled $83,153,000 at June 30, 2026, compared with $80,048,000 at December 31, 2025, an increase of 3.9%. The increase primarily reflected net income of $6,014,000 for the six months ended June 30, 2026, partially offset by dividends paid to common stockholders of $909,000 and a $2,000,000 increase in accumulated other comprehensive loss related to unrealized losses on available-for-sale securities during the period.

At June 30, 2026, deposits in accounts with balances exceeding the FDIC insurance limit of $250,000 totaled approximately $286,760,000 (30.66% of total deposits), compared with $289,069,000 (30.85% of total deposits) at December 31, 2025. Excluding collateralized public deposits, uninsured deposits totaled approximately $251,128,000 (26.85% of total deposits) at June 30, 2026, compared with $252,818,000 (26.98% of total deposits) at December 31, 2025. These amounts are based on account balances without applying FDIC aggregation rules across accounts or ownership capacities and may differ from the actual uninsured portion. The Bank had no brokered deposits or other uninsured deposit-like instruments at June 30, 2026 or December 31, 2025.

The Tier 1 capital to average total assets ratio increased to 9.38% at June 30, 2026 from 9.05% at December 31, 2025, as growth in Tier 1 capital outpaced growth in average total assets. Tier 1 capital increased to $98,577,000 from $93,748,000, primarily due to net income of $6,014,000 for the six months ended June 30, 2026, partially offset by the $909,000 dividend paid to common stockholders, while average total assets grew to $1,050,767,000 from $1,035,821,000.

Bank Level Only Capital Ratios

Analysis of Capital for Bank of the James (Bank only)
(dollars in thousands)

	June 30,	December 31,
Analysis of Capital	2026	2025

Tier 1 capital
Common Stock	$ 3,743	$ 3,743
Surplus	22,325	22,325
Retained earnings	72,509	67,680
Total Tier 1 capital	$ 98,577	$ 93,748

Common Equity Tier 1 Capital (CET1)	$ 98,577	$ 93,748

Tier 2 capital
Allowances for credit losses (1)	$ 7,156	$ 7,123

Total Tier 2 capital:	$ 7,156	$ 7,123
Total risk-based capital	$ 105,733	$ 100,871

Risk weighted assets	$ 835,228	$ 799,304
Average total assets	$ 1,050,767	$ 1,035,821

	Actual		Regulatory Benchmarks
			For Capital	For Well
	June 30,	December 31,	Adequacy	Capitalized
	2026	2025	Purposes (1)	Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.38%	9.05%	4.000%	5.000%
Common Equity Tier 1 capital	11.80%	11.73%	7.000%	6.500%
Tier 1 risk-based capital ratio	11.80%	11.73%	8.500%	8.000%
Total risk-based capital ratio	12.66%	12.62%	10.500%	10.000%

(1)As of June 30, 2026 and December 31, 2025, allowances for credit losses includes allowance for unfunded commitments of $559 and $673, respectively.

(2)Includes the capital conservation buffer of 2.50% for all ratios, excluding the Tier 1 capital to average total assets ratio.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $3,000,000,000, the Company is not subject to the capital requirements imposed by the Bank Holding Company Act. Consequently, the Company does not calculate its financial ratios on a consolidated basis. If calculated, management expects that the capital ratios for the Company on a consolidated basis at June 30, 2026 would be modestly lower than those of the Bank, primarily due to the impact of goodwill and intangible assets recorded in connection with the PWW acquisition.

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

On April 23, 2026, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation jointly adopted a final rule modifying the community bank leverage ratio (“CBLR”) framework. The final rule lowers the CBLR requirement from greater than 9% to greater than 8% and extends the grace period during which a qualifying community banking organization that temporarily fails to satisfy the qualifying criteria may continue to use the CBLR framework from two consecutive quarters to four consecutive quarters, subject to a limit of eight quarters in any rolling five-year period and provided the institution maintains a leverage ratio greater than 7%. The final rule does not change existing eligibility criteria. The final rule became effective July 1, 2026. The Bank has not elected to use the CBLR framework and continues to calculate its regulatory capital ratios under the generally applicable risk-based capital rules described above. Management continues to evaluate whether to opt into the CBLR framework.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

Earnings Summary

For the three and six months ended June 30, 2026, the Company reported net income of $3,240,000 and $6,014,000, respectively, compared with net income of $2,704,000 and $3,546,000 for the same periods in 2025. This represents an increase of $536,000, or 19.8%, for the three-month period and an increase of $2,468,000, or 69.6%, for the six-month period. Basic and diluted earnings per common share were each $0.71 and $1.32 for the three and six months ended June 30, 2026, compared with $0.60 and $0.78 for the same periods ended June 30, 2025.

The increase in net income in the three months ended June 30, 2026 from the three months ended June 30, 2025 was primarily driven by growth in net interest income and noninterest income, partially offset by a provision for credit losses in the current period compared with a recovery in the prior-year period. The increase for the six months ended June 30, 2026 from the six months ended June 30, 2025 was driven primarily by the same factors, along with a decline in noninterest expense. The following provides a more detailed analysis of the components that impacted net income for the three and six-month periods ended June 30, 2026, as compared with the same periods in 2025:

•For the three and six months ended June 30, 2026, net interest income increased to $9,254,000 and $17,988,000 from $8,250,000 and $15,969,000 for the same periods in 2025, reflecting growth in the loan portfolio, higher yields on earning assets, and a 10.5% and 10.9% decline in total interest expense for the three and six month periods, respectively, driven in part by the elimination of interest expense on capital notes following their retirement in the second quarter of 2025.

•For the three months ended June 30, 2026, the Company recorded a provision for credit losses of $350,000, compared to a credit loss recovery of $528,000 for the same period in 2025. For the six months ended June 30, 2026, the Company recorded a provision for credit losses of $204,000, compared with a recovery of $391,000 for the same period in 2025.

•For the three and six months ended June 30, 2026, noninterest expense decreased to $9,311,000 and $18,676,000, respectively, from $9,455,000 and $19,281,000 for the corresponding periods in 2025. The decrease for the three-month period was primarily attributable to lower data processing expense resulting from the Bank’s renegotiated core processing contract. The decrease for the six-month period also reflected lower professional and other outside expense due to the absence of a one-time consulting fee incurred during the first quarter of 2025 in connection with the core processing contract renegotiation. These decreases were partially offset by higher salaries and employee benefits, primarily reflecting increased production-based and other incentive compensation.

•For the three months ended June 30, 2026, noninterest income increased to $4,476,000 from $4,075,000 for the same period in 2025, primarily due to growth in wealth management fees and service charges, fees and commissions. For the six months ended June 30, 2026, noninterest income increased to $8,440,000 from $7,358,000 for the same period in 2025, primarily due to growth in wealth management fees and gains on sales of loans held for sale (LHFS), which increased at comparable rates and outpaced the growth in service charges, fees and commissions, as well as income from the Bank’s small business investment company (SBIC) fund investment, for which there was no comparable income in the prior-year period.

These operating results represent an annualized return on average stockholders’ equity of 15.8% and 14.8% for the three and six-month periods ended June 30, 2026, compared with 15.89% and 10.81% for the three and six-month periods ended June 30, 2025. The three-month return was essentially unchanged from the comparable 2025 period, as growth in net income was offset by a proportional increase in average stockholders’ equity resulting from higher retained earnings. The increase for the six-month period reflected net income growth that substantially outpaced the growth in average stockholders’ equity. The Company had an annualized return on average assets of 1.23% and 1.15% for the three and six-month periods ended June 30, 2026, compared with 1.06% and 0.70% for the three and six-month periods ended June 30, 2025. The increase in return on average assets for both periods was driven by higher net income, which grew at a faster rate than average total assets, most notably for the six-month period.

See “Noninterest Income” below for mortgage business and wealth management segment discussions.

Interest Income, Interest Expense, and Net Interest Income

The annualized return on average assets was 1.23% and 1.15% for the three and six months ended June 30, 2026, compared with 1.06% and 0.70% for the same periods in 2025. The improvement reflects growth in net income, which outpaced a modest increase in average total assets over the same periods.

For the three and six months ended June 30, 2026, interest income increased to $12,287,000 and $24,136,000 from $11,638,000 and $22,872,000 for the same periods in 2025, primarily due to growth in loan interest income and higher income across the securities portfolio, partially offset by a decline in federal funds sold income resulting from lower average balances of overnight investments. The average rate on loans was approximately 5.77% and 5.75% for the three and six months ended June 30, 2026, compared with 5.70% and 5.63% for the same periods in 2025. The rate on total average earning assets increased to 4.92% and 4.88%, up from 4.86% and 4.79% for the same periods in 2025. These changes were driven by higher yields on loans and securities, as well as a favorable shift in earning-asset mix toward higher-yielding loans and away from lower-yielding overnight investments.

For the three and six months ended June 30, 2026, interest expense was $3,033,000 and $6,148,000, respectively, compared with $3,388,000 and $6,903,000 for the corresponding periods in 2025. The decreases resulted primarily from lower rates paid on interest-bearing deposits and the repayment of the Company’s capital notes at maturity on June 30, 2025, on which no interest expense was recorded in 2026. These decreases were partially offset by higher average balances of interest-bearing deposits and increased interest expense on other borrowings. The Company’s average rate paid on interest-bearing deposits was approximately 1.44% and 1.46% for the three and six months ended June 30, 2026, respectively, compared with 1.66% and 1.70% for the corresponding periods in 2025. The Company’s average rate paid on total interest-bearing liabilities was approximately 1.49% and 1.51% for the three and six months ended June 30, 2026, respectively, compared with 1.71% and 1.74% for the corresponding periods in 2025.

Net interest income for the three months ended June 30, 2026, was $9,254,000, compared to $8,250,000 for the same period in 2025. For the six months ended June 30, 2026, net interest income was $17,988,000, compared to $15,969,000 for the same period in 2025. The net interest margin was 3.71% for the quarter ended June 30, 2026, versus 3.45% for the comparable period in 2025, and 3.64% for the six months ended June 30, 2026, versus 3.34% for the same period in 2025. The increase in net interest income for both periods reflected growth in the loan portfolio and higher yields on earning assets, combined with a decline in the cost of interest-bearing liabilities. The margin expansion was primarily attributable to a decline in the cost of interest-bearing liabilities, to approximately 1.49% from 1.71% for the three-month period and to approximately 1.51% from 1.74% for the six-month period, reflecting continued repricing of maturing deposits into a lower-rate environment, with the remainder of the improvement attributable to higher yields on earning assets.

•While management has recently offered a limited-time certificate of deposit special in response to rising market interest rates and continued deposit competition, and may consider similar targeted rate actions in the future, sustained increases in market interest rates or competitive pressures could result in higher overall deposit costs, which would adversely impact net interest margin and profitability.

•A stable interest rate environment may support net interest margin through continued repricing of interest-bearing liabilities and the maintenance of asset yields; however, margin performance will depend on competitive factors and balance sheet dynamics.

•The effect of future changes in market interest rates on net interest margin will depend on the relative timing and magnitude of repricing across the Company’s interest-earning assets and interest-bearing liabilities.

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

Noninterest income totaled $4,476,000 and $8,440,000 for the three and six months ended June 30, 2026, compared to $4,075,000 and $7,358,000 for the same periods in 2025. The increase for both periods was primarily attributable to growth across several noninterest income categories, as detailed below.

The major components of noninterest income for the three and six months ended June 30, 2026, as compared to the comparable periods in 2025, were as follows:

•Gains on sale of loans held for sale, primarily through the Mortgage Division, totaled $1,529,000 and $2,725,000, compared with $1,589,000 and $2,426,000 for the same periods in 2025.

•Wealth management fees increased to $1,466,000 and $2,879,000, compared with $1,300,000 and $2,555,000 for the same periods in 2025, reflecting growth in client assets under management, driven by both net asset inflows and favorable market performance.

•Service charges, fees, and commissions were $1,149,000 and $2,143,000, compared with $975,000 and $1,956,000 for the same periods in 2025, reflecting growth in debit card and merchant services income and higher NSF/return-check fee income, consistent with increased transactional deposit account activity, with similar drivers evident in both the three and six-month periods.

•Life insurance income increased to $214,000 and $425,000 for the three and six months ended June 30, 2026, from $190,000 and $378,000 for the same periods in 2025, reflecting continued growth in the cash surrender value of bank-owned life insurance policies.

•Income from an SBIC fund investment totaled $70,000 and $201,000 for the three and six months ended June 30, 2026, compared with $0 for the same periods in 2025.

•Other noninterest income was $47,000 and $66,000, compared with $21,000 and $43,000 for the same periods in 2025.

•Gains on sales of securities available-for-sale totaled $1,000 for the three and six months ended June 30, 2026, compared with $0 for the same periods in 2025.

Management believes the growth in noninterest income for the second quarter and first six months of 2026 reflects the diversification of the Company’s revenue sources. For the second quarter, growth was primarily in wealth management fees and service charges, fees, and commissions. For the six-month period, growth also reflected an increase in gains on sales of loans held for sale, which were recognized in both quarters of 2026 but whose year-over-year increase was concentrated in the first quarter. Future levels of noninterest income will depend on a number of factors, including market conditions affecting wealth management assets under management, mortgage origination and sales volumes, and other items that may not recur in future periods.

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

Purchase mortgage originations totaled approximately $54,037,000 and $83,665,000, or 85.78% and 87.38%, respectively, of total mortgage loans originated in the three and six months ended June 30, 2026, as compared to $52,794,000, and $81,117,000, or 87.30% and 86.12%, respectively, of the total mortgage loans originated in the same periods in 2025.

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

We conduct our investment advisory business through PWW, which the Company acquired on December 31, 2021. PWW, based in Lynchburg, Virginia, had approximately $1,091,367,000 in assets under management and advisement as of June 30, 2026, as compared to $929,957,000 on June 30, 2025. This increase of approximately $161,410,000, or 17.4%, was due to a net inflow of assets under management and favorable market conditions during the period. PWW operates as a subsidiary of the Company and generates revenue primarily through investment advisory fees, which vary based on the value of assets under management. These assets may fluctuate due to client action and market conditions. Despite potential fluctuations, we anticipate that PWW will continue to contribute meaningfully to the Company’s consolidated net income.

The Bank provides insurance and annuity products to its customers and others through its Insurance subsidiary. Insurance generates minimal revenue, and its financial impact on our consolidated revenue has been immaterial. Management anticipates that Insurance’s impact on noninterest income will remain immaterial for the remainder of 2026.

Noninterest Expense

Noninterest expense for the three and six months ended June 30, 2026, decreased to $9,311,000 and $18,676,000, respectively, from $9,455,000 and $19,281,000 for the corresponding periods in 2025, representing decreases of 1.5% and 3.1%, respectively. The decrease for the three-month period was primarily attributable to lower data processing expense, reflecting the benefit of the Bank’s core processing contract renegotiated in 2025. Professional and other outside services expense was essentially unchanged for the three-month period. The decrease for the six-month period also reflected lower professional and other outside services expense due to the absence of a one-time consulting fee incurred during the first quarter of 2025 in connection with the contract renegotiation. These decreases were partially offset by higher salaries and employee benefits attributable to cost-of-living and merit increases, other compensation adjustments, and higher incentive compensation associated with increased production volumes. The Company anticipates that data processing expense may increase in future periods as additional services are implemented under its core processing arrangement.

Data processing expense was $519,000 for the three months ended June 30, 2026, compared with $782,000 for the corresponding period in 2025, a decrease of $263,000, or 33.6%, reflecting lower ongoing costs under the Bank’s amended core processing contract. Professional and other outside services expense was $756,000 for the three months ended June 30, 2026, compared with $755,000 for the corresponding period in 2025, an increase of $1,000, or 0.1%.

For the six months ended June 30, 2026, data processing expense decreased to $994,000 from $1,602,000 for the corresponding period in 2025, a decrease of $608,000, or 38.0%, also reflecting lower ongoing costs under the amended core processing contract. Professional and other outside services expense decreased to $1,526,000 from $2,470,000, a decrease of $944,000, or 38.2%, primarily attributable to a nonrecurring consulting fee of approximately $1,000,000 incurred during the first quarter of 2025 in connection with the negotiation of the amended core processing contract, which did not recur in 2026. The Company expects that the amended core processing contract, which commenced April 1, 2025 and has a 65-month term, will continue to result in lower ongoing data processing and related costs compared to the prior arrangement.

Occupancy expense was $523,000 and $1,131,000 for the three and six months ended June 30, 2026, compared to $497,000 and $1,067,000 for the same periods in 2025. Equipment expense was $706,000 and $1,453,000 for the three and six months ended June 30, 2026, compared to $654,000 and $1,324,000 for the same periods in 2025.

Other noninterest expenses, including supplies, marketing, credit-related costs, FDIC insurance, and amortization of intangibles, totaled $1,297,000 for the three months ended June 30, 2026, compared to $1,410,000 for the same period in 2025. For the six months ended June 30, 2026, other noninterest expenses totaled $2,562,000, compared to $2,685,000 for the same period in 2025, reflecting lower costs across several of these categories.

Allowances and Provision for Credit Losses

The allowances for credit losses represents management’s estimate of expected credit losses inherent in the loan portfolio. The provision for (or recovery of) credit losses adjusts the allowances to a level deemed appropriate by management, while net charge-offs reduce the allowance. The determination of the allowances considers historical loss experience, current conditions, and reasonable and supportable forecasts, as well as loan-specific factors for individually evaluated loans.

The Company recorded a provision for credit losses of $350,000 and $204,000 for the three and six months ended June 30, 2026, compared with a recovery of credit losses of $528,000 and $391,000 for the same periods in 2025. The provision attributable to the loan portfolio was $410,000 and $318,000 for the three and six months ended June 30, 2026, respectively, reflecting growth in the loan portfolio during the period, partially offset by a recovery attributable to the allowance for unfunded loan commitments of $60,000 and $114,000 for the three and six months ended June 30, 2026 (not included in the allowance).

As discussed in Note 8, in the second quarter of 2025 the Company implemented updates to the quantitative CECL loss models for collectively evaluated loan segments, which revised certain maximum loss-rate parameters and incorporated additional post-COVID historical loss data. These model specifications remained in use through June 30, 2026, with no significant changes, other than the Company’s normal periodic review and appropriate revision of qualitative factors as part of its ongoing CECL methodology.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for credit losses and constitute a realized loss. We had charged-off loans of approximately $90,000 for the three months ended June 30, 2026, primarily in the consumer segment, as compared to $160,000 for the same period in 2025. For the six months ended June 30, 2026, we had charged-off loans of approximately $312,000, primarily in the consumer segment, as compared to $222,000 for the same period in 2025, also primarily in the consumer segment. While a charged-off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. We had principal recoveries of approximately $76,000 for the three months ended June 30, 2026, as compared to $1,000 for the same period in 2025. For the six months ended June 30, 2026, we had principal recoveries of approximately $141,000, as compared to $13,000 for the same period in 2025.

At June 30, 2026, the allowance for credit losses was $6,597,000, or 0.95% of total loans, compared with $6,450,000, or 0.97%, at December 31, 2025, and $6,308,000, or 0.96% of total loans, at June 30, 2025. The allowance for credit losses for individually evaluated loans was $72,000 at both June 30, 2026 and December 31, 2025 (see Note 8 for detail). Separately, the allowance for credit losses on unfunded commitments, which is recorded in other liabilities rather than as a reduction of loans, was $559,000 at June 30, 2026 and $673,000 at December 31, 2025 (see Note 8 for detail).

At June 30, 2026, nonperforming loans totaled $1,091,000, or 0.16% of total loans, compared with $1,704,000, or 0.26% of total loans, at December 31, 2025, and $1,846,000 at June 30, 2025. The allowance for credit losses to nonperforming loans ratio was 604.7% at June 30, 2026, indicating a strong coverage position, with the allowance representing more than six times the level of nonperforming loans. If interest on nonaccrual loans had been accrued, such income would have cumulatively approximated $92,000 as of June 30, 2026, compared with $55,000 as of June 30, 2025.

Management believes the allowance for credit losses is appropriate to absorb expected losses inherent in the loan portfolio at June 30, 2026.

Income Taxes

The Company recorded income tax expense of $829,000 for the three months ended June 30, 2026, compared to $694,000 for the same period in 2025. This represents an effective tax rate of approximately 20.37% for the three months ended June 30, 2026, compared with 20.42% for the same period in 2025.

For the six months ended June 30, 2026, the Company recorded income tax expense of $1,534,000, compared to $891,000 for the same period in 2025. This represents an effective tax rate of approximately 20.32% for the six months ended June 30, 2026, compared with 20.08% for the same period in 2025.

The effective tax rate for both periods was below the statutory rate, primarily due to the impact of tax-exempt income from municipal assets and earnings on bank-owned life insurance (“BOLI”). The effective tax rate remained relatively consistent between periods, reflecting normal variability in the mix of taxable and tax-exempt income.

Schedule I

Net Interest Margin Analysis
Average Balance Sheets
For the Three Months Ended June 30,
(dollars in thousands)
	2026			2025
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS
Loans, including fees (1)(2)	$ 672,887	$ 9,681	5.77%	$ 653,758	$ 9,286	5.70%
Loans held for sale	3,978	56	5.65%	3,657	57	6.25%
Federal funds sold	44,712	413	3.70%	65,182	720	4.43%
Interest-bearing bank balances	12,885	127	3.95%	12,291	127	4.14%
Securities, taxable	258,792	1,914	2.97%	220,435	1,391	2.53%
Securities, tax-exempt (3)	7,449	78	4.23%	3,976	30	3.03%
Federal agency equities	1,497	34	9.11%	1,457	35	9.64%
Correspondent equities	367	-	- %	367	-	- %

Total earning assets	1,002,567	12,303	4.92%	961,123	11,646	4.86%

Allowance for credit losses	(6,207)			(6,928)
Non-earning assets	62,443			66,195

Total assets	$ 1,058,803			$ 1,020,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$ 419,736	649	0.62%	$ 407,593	741	0.73%
Savings	153,506	350	0.91%	146,475	517	1.42%
Time deposits	234,210	1,893	3.24%	220,474	1,945	3.54%

Total interest bearing deposits	807,452	2,892	1.44%	774,542	3,203	1.66%

Other borrowed funds
Other borrowings	8,698	127	5.86%	9,075	87	3.85%
Financing leases	2,053	14	2.74%	2,507	17	2.72%
Capital Notes	-	-	- %	9,497	81	3.42%
Total interest-bearing liabilities	818,203	3,033	1.49%	795,621	3,388	1.71%

Noninterest bearing deposits	145,632			145,744
Other liabilities	12,492			10,769

Total liabilities	976,327			952,134

Stockholders’ equity	82,476			68,256

Total liabilities and
Stockholders’ equity	$ 1,058,803			$ 1,020,390

Net interest earnings		$ 9,270			$ 8,258

Net interest margin			3.71%			3.45%

Interest spread			3.43%			3.15%

(1)Nonaccrual loans are included in the average balances of loans.

(2)Interest income on loans includes loan fees.

(3)The interest income and yields calculated on securities have been tax affected to reflect any tax-exempt interest on municipal securities using the Company’s applicable federal tax rate of 21% for each year.

Net Interest Margin Analysis
Average Balance Sheets
For the Six Months Ended June 30,
(dollars in thousands)
	2026			2025
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS
Loans, including fees (1)(2)	$ 668,200	$ 19,058	5.75%	$ 650,292	$ 18,145	5.63%
Loans held for sale	3,481	106	6.14%	3,027	102	6.80%
Federal funds sold	56,835	1,037	3.68%	73,276	1,607	4.42%
Interest-bearing bank balances	13,906	225	3.26%	14,019	250	3.60%
Securities, taxable	246,727	3,540	2.89%	218,320	2,678	2.47%
Securities, tax-exempt (3)	7,455	158	4.28%	3,305	53	3.23%
Federal agency equities	1,479	45	6.14%	1,456	48	6.65%
Correspondent equity	367	-	- %	367	-	- %

Total earning assets	998,450	24,169	4.88%	964,062	22,883	4.79%

Allowance for credit losses	(6,298)			(6,883)
Non-earning assets	62,761			63,003

Total assets	$ 1,054,913			$ 1,020,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$ 419,637	1,332	0.64%	$ 409,909	1,503	0.74%
Savings	154,184	695	0.91%	145,812	1,003	1.39%
Time deposits	234,811	3,847	3.30%	220,716	4,024	3.68%

Total interest bearing deposits	808,632	5,874	1.46%	776,437	6,530	1.70%

Other borrowed funds
Other borrowings	8,732	246	5.68%	9,156	176	3.88%
Financing leases	2,110	28	2.68%	2,967	34	2.31%
Capital Notes	-	-	- %	9,771	163	3.36%
Total interest-bearing liabilities	819,474	6,148	1.51%	798,331	6,903	1.74%

Noninterest bearing deposits	141,468			144,804
Other liabilities	12,160			10,521

Total liabilities	973,102			953,656

Stockholders’ equity	81,811			66,526

Total liabilities and
Stockholders’ equity	$ 1,054,913			$ 1,020,182

Net interest earnings		$ 18,021			$ 15,980

Net interest margin			3.64%			3.34%

Interest spread			3.37%			3.05%

(1)Nonaccrual loans are included in the average balances of loans.

(2)Interest income on loans includes loan fees.

(3)The interest income and yields calculated on securities have been tax affected to reflect any tax-exempt interest on municipal securities using the Company’s applicable federal tax rate of 21% for each year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)Not applicable.

(b)Not applicable.

(c)Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, no director or officer of the Company adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2026
31.2	Certification of Eric J. Sorenson, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2026
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, dated August 12 2026
101

The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2026 and December 31, 2025; (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2026 and 2025; (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2026 and 2025; (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three and six months ended June 30, 2026 and 2025; (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.
Date: August 12, 2026	By /S/ Robert R. Chapman III Robert R. Chapman III, President (Principal Executive Officer)
Date: August 12, 2026	By /S/ Eric J. Sorenson, Jr. Eric J. Sorenson, Jr., Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)