Form 10-Q
period 2026-09-30
BANK OF THE JAMES FINANCIAL GROUP INC
filed 2026-11-12
CIK 1275101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-Q

______________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,543,338 shares of Common Stock, par value $2.14 per share, were outstanding at November 12, 2026.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollar amounts in thousands, except per share amounts) (2026 unaudited)

Assets	September 30, 2026	December 31, 2025

Cash and due from banks	$ 20,706	$ 28,538
Federal funds sold	41,049	55,937
Total cash and cash equivalents	61,755	84,475

Securities held-to-maturity, at amortized cost (fair value of $3,114 as of September 30, 2026 and $3,315 as of December 31, 2025) net of allowance for credit losses of $0 as of September 30, 2026 and December 31, 2025	3,577	3,590
Securities available-for-sale, at fair value	225,490	214,128
Restricted stock, at cost	1,872	1,828
Loans, net of allowance for credit losses of $6,554 as of September 30, 2026 and $6,450 as of December 31, 2025	694,033	661,357
Loans held for sale	2,674	3,472
Premises and equipment, net	18,587	19,132
Interest receivable	3,286	3,380
Cash value - bank owned life insurance	24,319	23,676
Customer relationship intangible	5,744	6,164
Goodwill	2,054	2,054
Other real estate owned	192	-
Other assets	21,000	15,768
Total assets	$ 1,064,583	$ 1,039,024

Liabilities and Stockholders' Equity

Deposits
Noninterest bearing demand	150,251	131,456
NOW, money market and savings	564,419	570,345
Time	248,925	235,328
Total deposits	963,595	937,129

Other borrowings	8,606	8,796
Interest payable	1,193	1,167
Other liabilities	12,742	11,884
Total liabilities	986,136	958,976

Stockholders' equity
Common stock $2.14 par value; authorized 10,000,000 shares; issued and outstanding

See accompanying notes to these consolidated financial statements

4,543,338 as of September 30, 2026 and December 31, 2025	9,723	9,723
Additional paid-in capital	35,253	35,253
Retained earnings	57,982	50,009
Accumulated other comprehensive loss	(24,511)	(14,937)
Total stockholders' equity	$ 78,447	$ 80,048

Total liabilities and stockholders' equity	$ 1,064,583	$ 1,039,024

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Income

(dollar amounts in thousands, except per share amounts) (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Interest Income	2026	2025	2026	2025
Loans	$ 10,432	$ 9,492	$ 29,596	$ 27,739
Securities
US Government and agency obligations	595	540	1,847	1,542
Mortgage backed securities	725	386	1,916	1,150
Municipals - taxable	427	355	1,227	996
Municipals - tax exempt	70	40	195	82
Dividends	16	15	61	63
Corporates	129	136	426	407
Interest bearing deposits	78	150	303	400
Federal Funds sold	411	657	1,448	2,264
Total interest income	12,883	11,771	37,019	34,643

Interest Expense
Deposits
NOW, money market, and savings	976	1,273	3,003	3,779
Time Deposits	2,053	2,114	5,900	6,138
Finance leases	13	16	41	50
Other borrowings	120	68	366	244
Capital notes	-	-	-	163
Total interest expense	3,162	3,471	9,310	10,374

Net interest income	9,721	8,300	27,709	24,269

Provision for (recovery of) credit losses	35	91	239	(301)

Net interest income after provision for (recovery of) credit losses	9,686	8,209	27,470	24,570

Noninterest income
Gains on sale of loans held for sale	1,306	1,242	4,031	3,668
Service charges, fees and commissions	1,089	1,046	3,232	3,002
Wealth management fees	1,504	1,362	4,383	3,917
Life insurance income	218	195	643	573
Income from small business investment company	28	278	229	278
Gains on sales of securities	-	27	1	27
Other	34	19	100	62
Total noninterest income	4,179	4,169	12,619	11,527

Noninterest expenses
Salaries and employee benefits	5,632	5,516	16,642	15,650
Occupancy	551	523	1,682	1,590
Equipment	755	697	2,208	2,021
Supplies	205	153	497	463
Professional and other outside expense	746	725	2,272	3,194
Data processing	543	381	1,537	1,984
Marketing	227	249	674	684

See accompanying notes to these consolidated financial statements

Loan related expense	227	216	676	665
FDIC insurance expense	126	132	380	394
Amortization of intangibles	140	140	420	420
Other	544	428	1,384	1,376
Total noninterest expenses	9,696	9,160	28,372	28,441

Income before income taxes	4,169	3,218	11,717	7,656

Income tax expense	848	466	2,382	1,357

Net Income	$ 3,321	$ 2,752	$ 9,335	$ 6,299

Weighted average shares outstanding - basic and diluted	4,543,338	4,543,338	4,543,338	4,543,338

Net income per common share - basic and diluted	$ 0.73	$ 0.61	$ 2.05	$ 1.39

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(dollar amounts in thousands) (unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Net income	$ 3,321	$ 2,752	$ 9,335	$ 6,299
Other comprehensive (loss) income:
Unrealized gain (loss) on securities available-for-sale	(9,588)	3,837	(12,118)	9,105
Tax effect	2,014	(806)	2,545	(1,912)
Reclassification adjustment for gains included in net income (1)	-	(27)	(1)	(27)
Tax effect of reclassification adjustment	-	6	-	6
Other comprehensive (loss) income, net of tax	(7,574)	3,010	(9,574)	7,172

Comprehensive income (loss)	$ (4,253)	$ 5,762	$ (239)	$ 13,471

(1)Gains are included in “gain on sales and calls of securities” on the consolidated statements of income.

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollar amounts in thousands) (unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net Income	$ 9,335	$ 6,299

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,039	993
Net amortization and accretion of premiums and discounts on securities	(7)	187
Amortization of debt issuance costs	-	2
Gains on sales and calls of securities available-for-sale	(1)	(27)
Gain on sale of equipment	-	(28)
Gain on sales of loans held for sale	(4,031)	(3,668)
Proceeds from sales of loans held for sale	143,909	150,446
Origination of loans held for sale	(139,080)	(146,928)
Provision for (recovery of) credit losses	239	(301)
Amortization of intangibles	420	420
Bank owned life insurance income	(643)	(573)
Write down of other real estate owned	84	-
Decrease in accrued interest receivable	18	64
(Increase) decrease in other assets	(911)	786
Increase in accrued interest payable	26	570
Increase in other liabilities	1,309	1,444

Net cash provided by operating activities	$ 11,706	$ 9,686

Cash flows from investing activities
Purchases of securities available-for-sale	$ (38,272)	$ (29,411)
Proceeds from maturities, calls and paydowns of securities available-for-sale	7,724	19,524
Proceeds from sales and calls of securities available-for-sale	5,588	4,227
Purchases of restricted securities	(44)	(7)
Origination of loans, net of principal collected	(33,020)	(16,218)
Purchases of premises and equipment	(770)	(532)
Proceeds from sales of equipment	-	46
Purchase of SBIC investment	(200)	(350)

Net cash used in investing activities	$ (58,994)	$ (22,721)

Cash flows from financing activities
Net increase in deposits	$ 26,466	$ 37,392
Principal payments on finance lease obligations	(346)	(337)
Repayment of capital notes	-	(10,050)
Repayment of other borrowings	(190)	(464)
Dividends paid to common stockholders	(1,362)	(1,364)

Net cash provided by financing activities	$ 24,568	$ 25,177

(Decrease) increase in cash and cash equivalents	$ (22,720)	$ 12,142

Cash and cash equivalents at beginning of period	84,475	73,309

Cash and cash equivalents at end of period	$ 61,755	$ 85,451

See accompanying notes to these consolidated financial statements

Supplemental schedule of noncash investing and financing activities
Noncash transactions
Unrealized (losses) gains on securities available-for-sale	$ (12,119)	$ 9,077
Transfer of premises to other real estate owned	276	-
Unsettled redemption of securities available-for-sale	1,576	-
Supplemental disclosures of cash flow information
Cash transactions
Cash paid for interest	$ 9,285	$ 9,804
Cash paid for income taxes	2,700	1,040

See accompanying notes to these consolidated financial statements

Bank of the James Financial Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2026 and 2025

(dollars in thousands, except per share amounts) (unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Capital	Earnings	Loss	Total

Balance at December 31, 2024	4,543,338	$ 9,723	$ 35,253	$ 42,804	$ (22,915)	$ 64,865

Net Income	-	-	-	842	-	842

Dividends paid on common stock ($0.10 per share)	-	-	-	(455)	-	(455)

Other comprehensive income	-	-	-	-	3,096	3,096

Balance at March 31, 2025	4,543,338	$ 9,723	$ 35,253	$ 43,191	$ (19,819)	$ 68,348

Net Income	-	-	-	2,705	-	2,705

Dividends paid on common stock ($0.10 per share)	-	-	-	(454)	-	(454)

Other comprehensive income	-	-	-	-	1,066	1,066

Balance at June 30, 2025	4,543,338	$ 9,723	$ 35,253	$ 45,442	$ (18,753)	$ 71,665

Net Income	-	-	-	2,752	-	2,752

Dividends paid on common stock ($0.10 per share)	-	-	-	(455)	-	(455)

Other comprehensive income	-	-	-	-	3,010	3,010

Balance at September 30, 2025	4,543,338	$ 9,723	$ 35,253	$ 47,739	$ (15,743)	$ 76,972

Balance at December 31, 2025	4,543,338	9,723	35,253	50,009	(14,937)	80,048

Net Income	-	-	-	2,774	-	2,774

Dividends paid on common stock ($0.10 per share)	-	-	-	(455)	-	(455)

Other comprehensive loss	-	-	-	-	(1,083)	(1,083)

Balance at March 31, 2026	4,543,338	$ 9,723	$ 35,253	$ 52,328	$ (16,020)	$ 81,284

Net Income	-	-	-	3,240	-	3,240

Dividends paid on common stock ($0.10 per share)	-	-	-	(454)	-	(454)

Other comprehensive loss	-	-	-	-	(917)	(917)

Balance at June 30, 2026	4,543,338	$ 9,723	$ 35,253	$ 55,114	$ (16,937)	$ 83,153

Net Income	-	-	-	3,321	-	3,321

Dividends paid on common stock ($0.10 per share)	-	-	-	(453)	-	(453)

Other comprehensive loss	-	-	-	-	(7,574)	(7,574)

Balance at September 30, 2026	4,543,338	$ 9,723	$ 35,253	$ 57,982	$ (24,511)	$ 78,447

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

Bank of the James Financial Group, Inc. (the “Company”) operates primarily in the area commonly referred to as Region 2000, which encompasses the Town of Altavista, Amherst County, Appomattox County, the Town of Bedford, Bedford County, Campbell County, and the City of Lynchburg. In addition to its primary market area, the Company serves markets including Roanoke, Charlottesville, Harrisonburg, Blacksburg, Lexington, Rustburg, Nellysford, and Wytheville, Virginia.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position as of September 30, 2026 and December 31, 2025, and the results of its operations for the three and nine months ended September 30, 2026 and 2025, have been included. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Note 3 – Earnings Per Common Share (EPS)

The following is a summary of the earnings per share calculation for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net income	$ 3,321	$ 2,752	$ 9,335	$ 6,299

Weighted average number of shares outstanding - basic and diluted	4,543,338	4,543,338	4,543,338	4,543,338

Earnings per common share - basic and diluted	$ 0.73	$ 0.61	$ 2.05	$ 1.39

There were no potentially dilutive common shares outstanding for the three and nine months ended September 30, 2026 and 2025. Accordingly, basic and diluted earnings per common share were the same for each period.

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

There were no subordinated notes outstanding at September 30, 2026 or December 31, 2025.

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

On August 18, 2025, the Company entered into a Second Note Modification Agreement and Allonge (the “Second Allonge”) with NBB, effective September 30, 2025. Under the terms of the Second Allonge, the maturity date of the NBB Note was extended to August 31, 2030, the interest rate increased to 5.65% per annum from 3.90%, and the repayment terms were modified to require 60 equal monthly installments of principal and interest of approximately $62,000, beginning September 30, 2025, with a final balloon payment of approximately $7.4 million due at maturity. The Second Allonge also provides the Company with the option, upon any prepayment of principal of $1.0 million or more, to

Note 4 – Debt (continued)

request a one-time recast of the amortization schedule over the remaining term of the loan without changing the maturity date or interest rate.

At September 30, 2026 and December 31, 2025, the outstanding principal balance of the NBB Note was approximately $8.6 million and $8.8 million, respectively.

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

•Level 3 — Unobservable inputs that are significant to the fair value measurement. The Company’s Level 3 measurements consist of interest rate lock commitments (IRLCs) measured on a recurring basis and certain collateral-dependent loans measured on a non-recurring basis, each described below.

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

In limited circumstances, where significant inputs are unobservable, securities would be classified within Level 3 of the fair value hierarchy. The Company had no securities classified as Level 3 at September 30, 2026 or December 31, 2025.

Derivatives Assets/Liabilities –IRLCs

The Company recognizes IRLCs at fair value. The fair value of IRLCs is estimated based on the price of the underlying loans obtained from investors for loans expected to be delivered on a best-efforts basis, adjusted for the probability that the commitments will fund.

IRLCs are classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs, including the estimated pull-through rate.

The below tables summarize the Company’s financial assets that were measured at fair value on a recurring basis during the period presented.

		Carrying Value at September 30, 2026
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
(dollars in thousands)	September 30,	Identical Assets	Inputs	Inputs
Description	2026	(Level 1)	(Level 2)	(Level 3)
US agency obligations	$ 78,251	$ -	$ 78,251	$ -
Mortgage-backed securities	80,022	-	80,022	-
Municipals	55,244	-	55,244	-
Corporates	11,973	-	11,973	-

Total available-for-sale securities	$ 225,490	$ -	$ 225,490	$ -
IRLCs - asset	34	-	-	34
Total assets at fair value	$ 225,524	$ -	$ 225,490	$ 34
IRLCs - liability	$ 144	-	-	$ 144
Total liabilities at fair value	$ 144	-	-	$ 144

Note 5 – Fair Value Measurements (continued)

		Carrying Value at December 31, 2025
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
(dollars in thousands)	Dec 31,	Identical Assets	Inputs	Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
US agency obligations	$ 85,363	$ -	$ 85,363	$ -
Mortgage-backed securities	61,040	-	61,040	-
Municipals	55,163	-	55,163	-
Corporates	12,562	-	12,562	-

Total available-for-sale securities	$ 214,128	$ -	$ 214,128	$ -
IRLCs - asset	99	-	-	99
Total assets at fair value	$ 214,227	$ -	$ 214,128	$ 99

The following table provides additional quantitative information about assets measured at fair value on a recurring basis and for which we utilize Level 3 inputs to determine fair value (dollars in thousands):

Quantitative information about Level 3 Fair Value Measurements at September 30, 2026
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
IRLCs- net liability	$ (110)	Market Approach	Range of pull through rate	70% - 100% (85%)

(1)Weighted based on the relative value of the instruments

Quantitative information about Level 3 Fair Value Measurements at December 31, 2025
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average) (1)
IRLCs- asset	$ 99	Market Approach	Range of pull through rate	70% - 100% (85%)

(1) Weighted based on the relative value of the instruments

There were no transfers of financial assets between hierarchy levels during the three and nine months ended September 30, 2026.

As of September 30, 2026, the fair value of Level 3 instruments consisted entirely of IRLCs, which changed from a net asset of $99,000 at December 31, 2025 to a net liability of $110,000 at September 30, 2026; there were no purchases, sales, or settlements of Level 3 instruments during the period. The change reflects the net effect of new rate lock commitments issued and existing commitments closed or expired during the period.

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

Based on management’s evaluation, no fair value adjustment was recorded on collateral-dependent loans during the three and nine months ended September 30, 2026. As of September 30, 2026 and December 31, 2025, the Company had $10.09 million and $10.24 million, respectively, in collateral-dependent loans with associated allowances for credit losses of $72 thousand at each period end.

The following table provides additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we utilize Level 3 inputs to determine fair value (dollars in thousands):

	Quantitative information about Level 3 Fair Value Measurements for
	September 30, 2026
	(dollars in thousands)
	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Loans individually evaluated*	$136	Discounted appraised value	Selling cost	0% - 10% (8%)
			Discount for lack of marketability and age of appraisal	0% - 20% (6%)
Other real estate owned	$191	Third-party purchase offer, net of estimated selling costs	Non-binding offer price; selling costs	N/A (single property)

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans consist primarily of one-to-four family residential mortgage loans originated for sale in the secondary market. Fair value is based on prices currently offered by secondary market investors for similar loans using observable market data. Due to the short duration between origination and sale, the carrying value of loans held for sale approximates fair value. These loans are classified within Level 2 of the fair value hierarchy. At September 30, 2026 and December 31, 2025, the Company had loans held for sale of $2.67

Note 5 – Fair Value Measurements (continued)

million and $3.47 million, respectively. No nonrecurring fair value adjustments were recorded on loans held for sale at September 30, 2026 or December 31, 2025. Gains and losses on the sale of loans are recorded in “Gain on sales of loans held for sale” in the Consolidated Statements of Income.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments and their placement in the fair value hierarchy at September 30, 2026, and December 31, 2025, were as follows (dollars in thousands):

		Fair Value Measurements at September 30, 2026 using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
Assets	Amounts	(Level 1)	(Level 2)	(Level 3)	Balance
Cash and due from banks	$ 20,706	$ 20,706	$ -	$ -	$ 20,706
Federal funds sold	41,049	41,049	-	-	41,049
Securities
Available-for-sale	225,490	-	225,490	-	225,490
Held-to-maturity, net	3,577	-	3,114	-	3,114
Restricted stock	1,872	-	1,872	-	1,872
Loans, net (1)	694,033	-	-	671,386	671,386
Loans held for sale	2,674	-	2,674	-	2,674
Interest receivable	3,286	-	3,286	-	3,286
Cash value - bank owned life insurance	24,319	-	24,319	-	24,319
Derivatives - IRLCs	34	-	-	34	34

Liabilities
Deposits	$ 963,595	$ -	$ 956,925	$ -	$ 956,925
Other borrowings	8,606	-	8,257	-	8,257
Interest payable	1,193	-	1,193	-	1,193
Derivatives - IRLCs	144	-	-	144	144

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

Note 6 – Securities

The following tables summarize the Bank’s holdings for securities held-to-maturity and available-for-sale as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US Gov't & Agency obligations	$ 3,577	$ -	$ (463)	$ 3,114

Available-for-Sale
US Gov't & Agency obligations	$ 85,340	$ -	$ (7,089)	$ 78,251
Mortgage-backed securities	91,545	-	(11,523)	80,022
Municipals	67,131	-	(11,887)	55,244
Corporates	12,500	39	(566)	11,973

	$ 256,516	$ 39	$ (31,065)	$ 225,490

Note 6 – Securities (continued)

	December 31, 2025
	Amortized	Gross Unrealized
	Costs	Gains	(Losses)	Fair Value
Held-to-Maturity
US Gov't & Agency obligations	$ 3,590	$ -	$ (275)	$ 3,315

Available-for-Sale
US Gov't & Agency obligations	$ 89,047	$ 480	$ (4,164)	$ 85,363
Mortgage-backed securities	67,892	61	(6,913)	61,040
Municipals	63,096	250	(8,183)	55,163
Corporates	13,000	34	(472)	12,562

	$ 233,035	$ 825	$ (19,732)	$ 214,128

The following tables present the fair value of securities available-for-sale as of September 30, 2026 and December 31, 2025, and the related unrealized losses. Management uses month-end valuations in determining whether securities are in an unrealized loss position (dollars in thousands).

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2026	Value	Losses	Value	Losses	Value	Losses
Description of securities
Available-for-sale
U.S. agency obligations	$ 27,561	$ (1,984)	$ 50,690	$ (5,105)	$ 78,251	$ (7,089)
Mortgage-backed securities	34,596	(2,197)	45,426	(9,326)	80,022	(11,523)
Municipals	15,971	(1,102)	39,273	(10,785)	55,244	(11,887)
Corporates	2,326	(174)	7,608	(392)	9,934	(566)
Total securities in an unrealized loss position	$ 80,454	$ (5,457)	$ 142,997	$ (25,608)	$ 223,451	$ (31,065)

	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2025	Value	Losses	Value	Losses	Value	Losses
Description of securities
Available-for-sale
U.S. agency obligations	$ 8,873	$ (141)	$ 51,972	$ (4,023)	$ 60,845	$ (4,164)
Mortgage-backed securities	4,048	(25)	52,979	(6,888)	57,027	(6,913)
Municipals	2,254	(9)	41,961	(8,174)	44,215	(8,183)
Corporates	-	-	11,527	(472)	11,527	(472)
Total securities in an unrealized loss position	$ 15,175	$ (175)	$ 158,439	$ (19,557)	$ 173,614	$ (19,732)

Note 6 – Securities (continued)

At September 30, 2026, the Company held 158 securities in an unrealized loss position, consisting of 155 available-for-sale securities and 3 held-to-maturity securities. Of these securities, 35 were rated AAA, 107 were rated AA, 3 were rated A, 3 were rated BBB, and 10 were not rated. In addition, 79 of these securities were municipal obligations, 71 were backed directly or indirectly by the U.S. government or its agencies, 6 were issued by publicly traded U.S. corporations, and 2 were issued by non-publicly traded U.S. corporations.

The Company monitors the credit quality of its municipal and corporate securities through periodic reviews of the issuers’ financial condition, including cash flow and revenue performance, as well as other economic factors that may affect the issuers’ ability to service and repay the debt.

The Company evaluated available-for-sale securities in an unrealized loss position at September 30, 2026 and determined that the decline in fair value was not attributable to credit-related factors. This conclusion was based on several factors, including: (i) the high credit quality of the securities; (ii) unrealized losses being primarily attributable to changes in market interest rates; (iii) the contractual terms of the securities do not permit settlement at amounts less than amortized cost; (iv) issuers continuing to make timely principal and interest payments; and (v) the Company’s intent and ability to hold the securities until recovery of their amortized cost basis. Accordingly, no allowance for credit losses was recorded on available-for-sale securities at September 30, 2026.

The Company’s held-to-maturity securities consist primarily of obligations issued or guaranteed by the U.S. government or its agencies and are rated investment grade or higher. Accordingly, no allowance for credit losses was recorded on held-to-maturity securities at September 30, 2026 or December 31, 2025.

During the nine months ended September 30, 2026, the Company sold four available-for-sale securities receiving proceeds of $5,588,000 and recognizing gross realized gains of $11,000 and gross realized losses of $10,000, for net realized gains of $1,000. There were no sales of available-for-sale securities during the three months ended September 30, 2026. During the third quarter of 2026, $2,000,000 of subordinated debt securities were called, with $1,500,000 of one of those securities in the process of settlement at quarter end, with no gain or loss recognized. Sales of available-for-sale securities totaled $4,227,000 during the three and nine months ended September 30, 2025, resulting in gross realized gains of $27,000.

As of September 30, 2026 and December 31, 2025, the Company had pledged approximately (market values):

•$36,534,000 and $38,893,000 of our available-for-sale securities as collateral with correspondent banks, including the Federal Home Loan Bank of Atlanta (FHLBA), for collateralized lines of credit; and

•$48,287,000 and $50,500,000, respectively, of our available-for-sale securities as collateral for public deposits; and

•$22,788,000 and $26,342,000 of our available-for-sale securities as collateral for advances at the Federal Reserve Bank’s discount window.

Note 6 – Securities (continued)

The amortized costs and fair values of securities at September 30, 2026, by contractual maturity, are shown below (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment Portfolio in Maturities	September 30, 2026
	Amortized
	Costs	Fair Value
Held to Maturity:
Due in one year or less	$ -	$ -
Due after one year through five years	399	372
Due after five years through ten years	2,015	1,803
Due after ten years	1,163	939
Total securities held to maturity	$ 3,577	$ 3,114

	Amortized
	Costs	Fair Value
Available for Sale:
Due in one year or less	$ 15,726	$ 15,441
Due after one year through five years	58,241	53,510
Due after five years through ten years	60,801	54,155
Due after ten years	121,748	102,384
Total securities available for sale	$ 256,516	$ 225,490

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

Note 7 – Business Segments (continued)

Significant Expense Categories.

Significant segment expenses that are reviewed regularly by the CODM and included in segment profit measures are separately presented. For the three and nine months ended September 30, 2026 and 2025, these significant approximate expenses included:

•Community Banking: Salaries and employee benefits ($4.29 million and $4.16 million for the three months ended September 30, 2026 and 2025, respectively, and $12.59 million and $11.92 million for the nine-month periods, respectively); data processing ($543 thousand and $381 thousand for the three-month periods, and $1.54 million and $1.98 million for the nine-month periods); professional and other outside expenses ($715 thousand and $689 thousand for the three-month periods, and $2.16 million and $3.06 million for the nine-month periods); equipment ($707 thousand and $664 thousand for the three-month periods, and $2.08 million and $1.94 million for the nine-month periods); and occupancy ($516 thousand and $447 thousand for the three-month periods, and $1.58 million and $1.48 million for the nine-month periods).

•Mortgage Banking: Salaries and employee benefits ($854 thousand and $919 thousand for the three-month periods, and $2.60 million and $2.44 million for the nine-month periods); credit-related expenses ($171 thousand and $158 thousand for the three-month periods, and $522 thousand and $509 thousand for the nine-month periods); and occupancy costs ($32 thousand and $39 thousand for the three month periods, and $93 thousand and $98 thousand for the nine-month periods).

•Investment Advisory: Salaries and employee benefits ($493 thousand and $432 thousand for the three-month periods end September 30, 2026 and 2025, respectively, and $1.46 million and $1.29 million for the nine-month periods and September 30, 2026 and 2025, respectively); and amortization of intangible assets ($140 thousand and $420 thousand for each of the three- and nine-month periods ended September 30, 2026 and 2025, respectively).

Supplemental Segment Data

Supplemental data regularly reviewed by the CODM includes total loans held for investment, total deposits, and AUM, as these metrics provide additional insights into segment performance:

•Community Banking: Total loans held for investment, net of allowance, were $694.0 million at September 30, 2026, compared to $661.4 million at December 31, 2025 and $653.3 million at September 30, 2025. Deposits totaled $968.9 million at September 30, 2026, compared to $944.1 million at December 31, 2025 and $922.1 million at September 30, 2025.

•Investment Advisory: AUM were $1.10 billion at September 30, 2026, compared to $1.03 billion at December 31, 2025 and $984.7 million at September 30, 2025.

Segment financial information, including significant expense categories and supplemental metrics, is presented in the tables below, along with reconciliations to consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands).

Note 7 – Business Segments (continued)

	Business Segments for the Three Months Ended
	September 30, 2026
Dollars in Thousands	Community Banking	Mortgage Banking	Investment Advisory	Holding Company	Eliminations (1)	Consolidated
Interest income	$ 12,883	$ -	$ -	$ -	$ -	$ 12,883
Interest expense	3,041	-	-	121	-	3,162
Net interest income	9,842	-	-	(121)	-	9,721
Gains on sales of loans	-	1,306	-	-	-	1,306
Wealth Management Fees	-	-	1,504	-	-	1,504
Other noninterest income	1,400	-		3,470	(3,501)	1,369
Net revenue	11,242	1,306	1,504	3,349	(3,501)	13,900
Less:
Provision for credit losses	35	-	-	-	-	35

Noninterest expense:
Salaries and employee benefits	4,285	854	493	-	-	5,632
Occupancy	516	32	34	-	(31)	551
Equipment	707	15	33	-	-	755
Supplies	192	5	8	-	-	205
Professional and other outside expenses	715	-	11	20	-	746
Data processing	543	-	-	-	-	543
Marketing	162	1	2	62	-	227
Loan-related expense	56	171	-	-	-	227
Other real estate expenses, net	84	-	-	-	-	84
FDIC insurance expense	126	-	-	-	-	126
Amortization of intangibles	-	-	140	-	-	140
Other	346	84	29	1	-	460
Total noninterest expense	7,732	1,162	750	83	(31)	9,696

Segment income before income taxes	3,476	144	754	3,265	(3,470)	4,169
Allocated income tax expense	670	30	204	(56)	-	848
Segment net income	$ 2,806	$ 114	$ 550	$ 3,321	$ (3,470)	$ 3,321
Segment assets at September 30, 2026	$ 1,053,543	$ 3,165	$ 9,779	$ 112,018	$ (113,922)	$ 1,064,583

Supplemental Data at September 30, 2026:
Total loans held for investment, net	$ 694,033	$ -	$ -	$ -	$ -	$ 694,033
Total deposits	$ 968,899	$ -	$ -	$ -	$ (5,304)	$ 963,595
Assets under management	$ -	$ -	$ 1,098,883	$ -	$ -	$ 1,098,883

(1)Primarily service/occupancy fees and equity in earnings of subsidiaries eliminated in consolidation.

Note 7 – Business Segments (continued)

	Business Segments for the Three Months Ended
	September 30, 2025
Dollars in Thousands	Community Banking	Mortgage Banking	Investment Advisory	Holding Company	Eliminations (1)	Consolidated
Interest income	$ 11,771	$ -	$ -	$ -	$ -	$ 11,771
Interest expense	3,437	-	-	68	(34)	3,471
Net interest income	8,334	-	-	(68)	34	8,300
Gains on sales of loans	-	1,242	-	-	-	1,242
Wealth management fees	-	-	1,362	-	-	1,362
Other noninterest income	1,594	-	-	2,835	(2,864)	1,565
Net revenue	9,928	1,242	1,362	2,767	(2,830)	12,469

Less:
Provision for credit losses	91	-	-	-	-	91

Noninterest expense:
Salaries and employee benefits	4,164	919	432	-	1	5,516
Occupancy	447	39	33	-	4	523
Equipment	664	19	14	-	-	697
Supplies	139	6	8	-	-	153
Professional and other outside expenses	689	-	13	23	-	725
Data processing	381	-	-	-	-	381
Marketing	228	3	1	17	-	249
Loan-related expense	58	158	-	-	-	216
Other real estate expenses, net	-	-	-	-	-	-
FDIC insurance expense	132	-	-	-	-	132
Amortization of intangibles	-	-	140	-	-	140
Other	448	(51)	31	-	-	428
Total noninterest expense	7,350	1,093	672	40	5	9,160

Segment income before income taxes	2,487	149	690	2,727	(2,835)	3,218
Allocated income tax expense (benefit)	349	32	110	(25)	-	466
Segment net income	$ 2,138	$ 117	$ 580	$ 2,752	$ (2,835)	$ 2,752
Segment assets at September 30, 2025	$ 1,007,040	$ 3,992	$ 10,331	$ 102,021	$ (103,259)	$ 1,020,125

Supplemental Data at September 30, 2025:
Total loans held for investment, net	$ 653,288	$ -	$ -	$ -	$ -	$ 653,288
Total deposits	922,113	-	-	-	(2,317)	919,796
Assets under management	-	-	984,747	-	-	984,747

(1)Primarily service/occupancy fees and equity in earnings of subsidiaries eliminated in consolidation.

Note 7 – Business Segments (continued)

	Business Segments for the Nine Months Ended
	September 30, 2026
Dollars in Thousands	Community Banking	Mortgage Banking	Investment Advisory	Holding Company	Eliminations (1)	Consolidated
Interest income	$ 37,019	$ -	$ -	$ -	$ -	$ 37,019
Interest expense	8,943	-	-	367	-	9,310
Net interest income	28,076	-	-	(367)	-	27,709
Gains on sales of loans	-	4,031	-	-	-	4,031
Wealth management fees	-	-	4,383	-	-	4,383
Other noninterest income	4,299	-		9,715	(9,809)	4,205
Net revenue	32,375	4,031	4,383	9,348	(9,809)	40,328
Less:
Provision for credit losses	239	-	-	-	-	239

Noninterest expense:
Salaries and employee benefits	12,585	2,601	1,456	-	-	16,642
Occupancy	1,581	93	102	-	(94)	1,682
Equipment	2,077	46	85	-	-	2,208
Supplies	456	16	25	-	-	497
Professional and other outside expenses	2,157	-	52	63	-	2,272
Data processing	1,537	-	-	-	-	1,537
Marketing	572	4	10	88	-	674
Other real estate expenses, net	84	-	-	-	-	84
Loan-related expense	154	522	-	-	-	676
FDIC insurance expense	380	-	-	-	-	380
Amortization of intangibles	-	-	420	-	-	420
Other	1,056	157	85	2	-	1,300
Total noninterest expense	22,639	3,439	2,235	153	(94)	28,372

Segment income before income taxes	9,497	592	2,148	9,195	(9,715)	11,717
Allocated income tax expense	1,819	124	580	(141)	-	2,382
Segment net income	$ 7,679	$ 468	$ 1,568	$ 9,335	$ (9,715)	$ 9,335
Segment assets at September 30, 2026	$ 1,053,543	$ 3,165	$ 9,779	$ 112,018	$ (113,922)	$ 1,064,583

Supplemental Data at September 30, 2026:
Total loans held for investment, net	$ 694,033	$ -	$ -	$ -	$ -	$ 694,033
Total deposits	$ 968,899	$ -	$ -	$ -	$ (5,304)	$ 963,595
Assets under management	$ -	$ -	$ 1,098,883	$ -	$ -	$ 1,098,883

(1)Primarily service/occupancy fees and equity in earnings of subsidiaries eliminated in consolidation.

	Business Segments for the Nine Months Ended
	September 30, 2025
Dollars in Thousands	Community Banking	Mortgage Banking	Investment Advisory	Holding Company	Eliminations (1)	Consolidated
Interest income	$ 34,643	$ -	$ -	$ -	$ -	$ 34,643
Interest expense	9,917	-	-	407	50	10,374
Net interest income	24,726	-	-	(407)	(50)	24,269
Gains on sales of loans	-	3,668	-	-	-	3,668
Wealth management fees	-	-	3,917	-	-	3,917
Other noninterest income	4,032	-	-	6,672	(6,762)	3,942
Net revenue	28,758	3,668	3,917	6,265	(6,812)	35,796

Less:
Recovery of credit losses	(301)	-	-	-	-	(301)

Noninterest expense:
Salaries and employee benefits	11,915	2,444	1,291	-	-	15,650
Occupancy	1,484	98	98	-	(90)	1,590
Equipment	1,941	47	33	-	-	2,021
Supplies	422	15	26	-	-	463
Professional and other outside expenses	3,059	-	74	61	-	3,194
Data processing	1,984	-	-	-	-	1,984
Marketing	630	5	11	38	-	684
Credit expense	156	509	-	-	-	665
Other real estate expenses, net	-	-	-	-		-
FDIC insurance expense	394	-	-	-	-	394
Amortization of intangibles	-	-	420	-	-	420
Other	1,257	31	87	1	-	1,376
Total noninterest expense	23,242	3,149	2,040	100	(90)	28,441

Segment income before income taxes	5,817	519	1,877	6,165	(6,722)	7,656
Allocated income tax expense	950	110	431	(134)	-	1,357
Segment net income	$ 4,867	$ 409	$ 1,446	$ 6,299	$ (6,722)	$ 6,299
Segment assets at September 30, 2025	$ 1,007,040	$ 3,992	$ 10,331	$ 102,021	$ (103,259)	$ 1,020,125

Supplemental Data at September 30, 2025:
Total loans held for investment, net	$ 653,288	$ -	$ -	$ -	$ -	$ 653,288
Total deposits	$ 922,113	$ -	$ -	$ -	$ (2,317)	$ 919,796
Assets under management	$ -	$ -	$ 984,747	$ -	$ -	$ 984,747

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

Note 8 – Loans and allowance for credit losses (continued)

A summary of loans, net of deferred costs of $475,000 and $629,000 as of September 30, 2026 and December 31, 2025, respectively, is as follows (dollars in thousands):

	As of	As of
	September 30, 2026	December 31, 2025
Commercial	$ 69,302	$ 66,394
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	166,496	150,085
Commercial Mortgages-Non-Owner Occupied	207,043	215,301
Commercial Construction/Land	38,762	16,339
Consumer:
Consumer Open-End	64,207	63,070
Consumer Closed-End	22,336	25,092
Residential:
Residential Mortgages	98,309	105,927
Residential Consumer Construction/Land	34,132	25,599

Total loans	$ 700,587	$ 667,807

Less allowance for credit losses	6,554	6,450

Net loans	$ 694,033	$ 661,357

The following table presents the amortized cost basis of collateral dependent loans by loan segment (dollars in thousands):

Collateral Dependent Loans	September 30, 2026
	Business/Other Assets	Real Estate
Commercial	$ 3,019	$ -
Commercial Real Estate	-	5,789
Consumer	-	221
Residential	-	1,057
Total	$ 3,019	$ 7,067

Collateral Dependent Loans	December 31, 2025
	Business/Other Assets	Real Estate
Commercial	$ 2,661	$ -
Commercial Real Estate	-	5,434
Consumer	-	566
Residential	-	1,577
Total	$ 2,661	$ 7,577

Note 8 – Loans and allowance for credit losses (continued)

The following tables present the activity in the allowance for credit losses for the three and nine-month periods ended and the distribution of the allowance by segment as of September 30, 2026, and 2025 (dollars in thousands).

	Allowance for Credit Losses
	As of and For the Three Months Ended September 30, 2026

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:
Beginning Balance, June 30, 2026	$ 810	$ 3,487	$ 787	$ 1,513	$ 6,597
Charge-Offs	-	-	(80)	-	(80)
Recoveries	6	-	5	-	11
Provision for (recovery of) credit losses	(4)	(241)	(18)	289	26
Ending Balance, September 30, 2026	$ 812	$ 3,246	$ 694	$ 1,802	$ 6,554

	Allowance for Credit Losses
	As of and For the Nine Months Ended September 30, 2026

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:
Beginning Balance, December 31, 2025	$ 697	$ 3,262	$ 839	$ 1,652	$ 6,450
Charge-Offs	(12)	-	(380)	-	(392)
Recoveries	59	-	93	-	152
Provision for (recovery of) credit losses	68	(16)	142	150	344
Ending Balance, September 30, 2026	$ 812	$ 3,246	$ 694	$ 1,802	$ 6,554

	Allowance for Credit Losses
	As of and For the Three Months Ended September 30, 2025

		Commercial
	Commercial	Real Estate	Consumer	Residential	Total
Allowance for Credit Losses:
Beginning Balance, June 30, 2025	$ 747	$ 3,047	$ 799	$ 1,715	$ 6,308
Charge-Offs	-	-	(23)	-	(23)
Recoveries	1	-	3	-	4
Provision for (recovery of) credit losses	(93)	129	58	(85)	9
Ending Balance, September 30, 2025	$ 655	$ 3,176	$ 837	$ 1,630	$ 6,298

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

During the third quarter of 2026, the Company updated the loss-driver analysis used in its CECL models, which relates historical loss experience to economic variables, and reviewed and revised qualitative factors as part of its ongoing CECL process. Management estimates that, absent the updates to the loss-driver analysis, the provision for credit losses for the quarter would have been approximately $355,000, reflecting growth in loan balances. The updates reduced the provision by approximately $320,000, resulting in a total provision of $35,000 for the quarter. Economic forecasts are refreshed quarterly. Provision activity for the three and nine months ended September 30, 2026 reflected the ongoing application of these models, the updated loss-driver analysis, qualitative factors, updated economic forecasts, and changes in loan composition and balances.

Agricultural loans are evaluated using the weighted-average remaining life method. The principal balance of loans in the agricultural portfolio, which is included within the commercial classification below, was $4,054,000 and $4,381,000 at September 30, 2026 and December 31, 2025, respectively.

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

There were no loans classified as doubtful or loss at September 30, 2026 or December 31, 2025.

Note 8 – Loans and allowance for credit losses (continued)

The table below details the amortized cost of the classes of loans by credit quality indicator and year of origination as of September 30, 2026 (dollars in thousands).

Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial:
Risk Rating
Pass	$ 9,674	$ 8,231	$ 4,210	$ 1,459	$ 858	$ 16,407	$ 25,359	$ -	$ 66,198
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	868	32	425	1,634	145	3,104
Total	$ 9,674	$ 8,231	$ 4,210	$ 2,327	$ 890	$ 16,832	$ 26,993	$ 145	$ 69,302

Commercial Real Estate:
Commercial Mort. - Owner Occupied
Risk Rating
Pass	$ 39,171	$ 21,059	$ 7,372	$ 6,283	$ 16,651	$ 68,763	$ 2,335	$ -	$ 161,634
Special Mention	-	-	-	-	-	74	-	-	74
Substandard	49	-	-	605	-	4,011	123	-	4,788
Total	$ 39,220	$ 21,059	$ 7,372	$ 6,888	$ 16,651	$ 72,848	$ 2,458	$ -	$ 166,496

Commercial Mort. - Non-Owner Occupied
Risk Rating
Pass	$ 19,256	$ 24,681	$ 33,649	$ 12,041	$ 36,627	$ 72,094	$ 7,794	$ -	$ 206,142
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	901	-	-	-	901
Total	$ 19,256	$ 24,681	$ 33,649	$ 12,041	$ 37,528	$ 72,094	$ 7,794	$ -	$ 207,043

Commercial Construction/Land
Risk Rating
Pass	$ 3,692	$ 10,564	$ 18,545	$ 524	$ 359	$ 4,216	$ 762	$ -	$ 38,662
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	100	-	100
Total	$ 3,692	$ 10,564	$ 18,545	$ 524	$ 359	$ 4,216	$ 862	$ -	$ 38,762

Consumer:
Consumer - Open-End
Risk Rating
Pass	$ -	$ -	$ -	$ -	$ -	$ -	$ 61,794	$ 2,257	$ 64,051
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	156	156
Total	$ -	$ -	$ -	$ -	$ -	$ -	$ 61,794	$ 2,413	$ 64,207

Consumer - Closed-End
Risk Rating
Pass	$ 1,691	$ 1,844	$ 4,763	$ 2,759	$ 6,703	$ 4,461	$ -	$ -	$ 22,221
Special Mention	-	-	-	-	-	-	-	-	$ -
Substandard	-	-	21	-	-	94	-	-	$ 115
Total	$ 1,691	$ 1,844	$ 4,784	$ 2,759	$ 6,703	$ 4,555	$ -	$ -	$ 22,336

Residential:
Residential Mortgages
Risk Rating
Pass	$ 8,856	$ 9,876	$ 13,352	$ 13,676	$ 17,518	$ 33,791	$ -	$ -	$ 97,069
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,240	-	-	1,240

Total	$ 8,856	$ 9,876	$ 13,352	$ 13,676	$ 17,518	$ 35,031	$ -	$ -	$ 98,309

Residential Consumer Construction/Land
Risk Rating
Pass	$ 16,707	$ 12,724	$ 1,575	$ 309	$ 276	$ 2,241	$ 300	$ -	$ 34,132
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total	$ 16,707	$ 12,724	$ 1,575	$ 309	$ 276	$ 2,241	$ 300	$ -	$ 34,132

Totals:
Risk Rating
Pass	$ 99,047	$ 88,979	$ 83,466	$ 37,051	$ 78,992	$ 201,973	$ 98,344	$ 2,257	$ 690,109
Special Mention	-	-	-	-	-	74	-	-	74
Substandard	49	-	21	1,473	933	5,770	1,857	301	10,404
Total	$ 99,096	$ 88,979	$ 83,487	$ 38,524	$ 79,925	$ 207,817	$ 100,201	$ 2,558	$ 700,587

Note 8 – Loans and allowance for credit losses (continued)

The table below details the amortized cost of the classes of loans by credit quality indicator and year of origination as of December 31, 2025 (dollars in thousands).

Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial
Risk Rating
Pass	$ 9,761	$ 6,431	$ 2,628	$ 2,565	$ 3,920	$ 14,677	$ 23,694	$ 16	$ 63,692
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	878	8	33	459	1,179	145	2,702
Total	$ 9,761	$ 6,431	$ 3,506	$ 2,573	$ 3,953	$ 15,136	$ 24,873	$ 161	$ 66,394

Commercial Real Estate:
Commercial Mort. - Owner Occupied
Risk Rating
Pass	$ 21,687	$ 19,783	$ 7,408	$ 17,560	$ 43,009	$ 34,709	$ 1,734	$ -	$ 145,890
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	91	-	2,708	1,396	-	-	4,195
Total	$ 21,687	$ 19,783	$ 7,499	$ 17,560	$ 45,717	$ 36,105	$ 1,734	$ -	$ 150,085

Commercial Mort. - Non-Owner Occupied
Risk Rating
Pass	$ 31,054	$ 41,199	$ 12,425	$ 45,772	$ 24,705	$ 52,485	$ 6,738	$ -	$ 214,378
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	923	-	-	-	-	923
Total	$ 31,054	$ 41,199	$ 12,425	$ 46,695	$ 24,705	$ 52,485	$ 6,738	$ -	$ 215,301

Commercial Construction/Land
Risk Rating
Pass	$ 4,056	$ 6,236	$ 543	$ 369	$ 2,595	$ 1,734	$ 490	$ -	$ 16,023
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	316	-	-	-	316
Total	$ 4,056	$ 6,236	$ 543	$ 369	$ 2,911	$ 1,734	$ 490	$ -	$ 16,339

Consumer:
Consumer - Open-End
Risk Rating
Pass	$ -	$ -	$ -	$ -	$ -	$ -	$ 61,048	$ 1,415	$ 62,463
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	607	607
Total	$ -	$ -	$ -	$ -	$ -	$ -	$ 61,048	$ 2,022	$ 63,070

Consumer - Closed-End
Risk Rating
Pass	$ 2,205	$ 5,579	$ 3,204	$ 8,256	$ 246	$ 5,359	$ -	$ -	$ 24,849
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	29	-	104	-	110	-	-	243
Total	$ 2,205	$ 5,608	$ 3,204	$ 8,360	$ 246	$ 5,469	$ -	$ -	$ 25,092

Residential:
Residential Mortgages
Risk Rating
Pass	$ 11,007	$ 16,741	$ 17,196	$ 20,278	$ 7,312	$ 31,432	$ -	$ -	$ 103,966
Special Mention	-	-	-	-	-	66	-	-	66
Substandard	-	-	29	493	-	1,373	-	-	1,895
Total	$ 11,007	$ 16,741	$ 17,225	$ 20,771	$ 7,312	$ 32,871	$ -	$ -	$ 105,927

Residential Consumer Construction/Land
Risk Rating
Pass	$ 17,834	$ 2,550	$ 350	$ 1,285	$ 812	$ 2,398	$ 300	$ -	$ 25,529
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	70	-	-	70
Total	$ 17,834	$ 2,550	$ 350	$ 1,285	$ 812	$ 2,468	$ 300	$ -	$ 25,599

Totals:
Risk Rating
Pass	$ 97,604	$ 98,519	$ 43,754	$ 96,085	$ 82,599	$ 142,794	$ 94,004	$ 1,431	$ 656,790
Special Mention	-	-	-	-	-	66	-	-	66
Substandard	-	29	998	1,528	3,057	3,408	1,179	752	10,951
Total	$ 97,604	$ 98,548	$ 44,752	$ 97,613	$ 85,656	$ 146,268	$ 95,183	$ 2,183	$ 667,807

Note 8 – Loans and allowance for credit losses (continued)

The following table details the gross charge-offs of loans by year of origination for the nine months ended September 30, 2026 and the nine months ended September 30, 2025 (dollars in thousands).

Current Period Gross Charge-Offs by Origination Year
For the nine months ended September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 12	$ 12
Commercial Real Estate:	-	-	-	-	-	-	-	-	-
Commercial Mortgages-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Construction/Land	-	-	-	-	-	-	-	-	-
Consumer:	-	-	-	-	-	-	-	-	-
Consumer Open-End	-	-	-	-	-	-	12	1	13
Consumer Closed-End	-	6	-	-	221	140	-	-	367
Residential:	-	-	-	-	-	-	-	-	-
Residential Mortgages	-	-	-	-	-	-	-	-	-
Residential Consumer Construction/Land	-	-	-	-	-	-	-	-	-
Total	$ -	$ 6	$ -	$ -	$ 221	$ 140	$ 12	$ 13	$ 392

For the nine months ended September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Commercial Real Estate:	-	-	-	-	-	-	-	-	-
Commercial Mortgages-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	-	-	-	-	-
Commercial Construction/Land	-	-	-	-	-	-	-	-	-
Consumer:	-	-	-	-	-	-	-	-	-
Consumer Open-End	-	-	-	48	-	6	-	-	54
Consumer Closed-End	-	-	44	110	27	-	-	-	181
Residential:	-	-	-	-	-	-	-	-	-
Residential Mortgages	-	-	-	-	-	9	-	-	9
Residential Consumer Construction/Land	-	-	-	-	-	-	-	-	-

Total	$ -	$ -	$ 44	$ 158	$ 27	$ 15	$ -	$ -	$ 244

Note 8 – Loans and allowance for credit losses (continued)

The following tables present loans on nonaccrual status by class as of September 30, 2026 and December 31, 2025 (dollars in thousands):

September 30, 2026
Nonaccrual Loans
	With No Allowance	With an Allowance	Total
Commercial	$ 327	$ 72	$ 399
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	-	-	-
Commercial Mortgages-Non-Owner Occupied	-	-	-
Commercial Construction/Land	-	-	-
Consumer
Consumer Open-End	-	-	-
Consumer Closed-End	87	-	87
Residential:
Residential Mortgages	62	-	62
Residential Consumer Construction/Land	-	-	-
Total	$ 476	$ 72	$ 548

	December 31, 2025
	Nonaccrual Loans
	With No Allowance	With an Allowance	Total
Commercial	$ 387	$ 72	$ 459
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	30	-	30
Commercial Mortgages-Non-Owner Occupied	-	-	-
Commercial Construction/Land	316	-	316
Consumer
Consumer Open-End	255	-	255
Consumer Closed-End	80	-	80
Residential:
Residential Mortgages	494	-	494
Residential Consumer Construction/Land	70	-	70
Total	$ 1,632	$ 72	$ 1,704

Interest income on nonaccrual loans is recognized only when received in cash. The Company did not record any interest income on nonaccrual loans during the three and nine months ended September 30, 2026 or 2025. The Company also reversed all previously accrued but unpaid interest on nonaccrual loans during the three and nine months ended September 30, 2026 and 2025. If interest on these loans had been accrued, such income cumulatively would have approximated $86,000 and $81,000 as of September 30, 2026 and December 31, 2025, respectively.

Note 8 – Loans and allowance for credit losses (continued)

The following tables present an aging analysis of the loan portfolio by class and past due as of September 30, 2026 and December 31, 2025 (dollars in thousands):

Age Analysis of Past Due Loans as of September 30, 2026
							Amortized
							Cost
2026	30-59 Days	60-89 Days	Greater than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$32	$-	$398	430	$68,872	$69,302	$-
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	44	-	-	44	166,452	166,496	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	207,043	207,043	-
Commercial Construction/Land	-	-	-	-	38,762	38,762	-
Consumer:
Consumer Open-End	141	33	-	174	64,033	64,207	-
Consumer Closed-End	253	-	87	340	21,996	22,336	-
Residential:
Residential Mortgages	15	-	-	15	98,294	98,309	-
Residential Consumer Construction/Land	-	226	-	226	33,906	34,132	-
Total	$485	$259	$485	$1,229	$699,358	$700,587	$-

Age Analysis of Past Due Loans as of December 31, 2025
							Amortized
							Cost
2025	30-59 Days	60-89 Days	Greater than	Total Past		Total	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Loans	Accruing
Commercial	$118	$13	446	$577	$65,817	$66,394	$-
Commercial Real Estate:
Commercial Mortgages-Owner Occupied	47	-	30	77	150,008	150,085	-
Commercial Mortgages-Non-Owner Occupied	-	-	-	-	215,301	215,301	-
Commercial Construction/Land	-	-	-	-	16,339	16,339	-
Consumer:
Consumer Open-End	217	132	75	424	62,646	63,070	-
Consumer Closed-End	42	93	80	215	24,877	25,092	-
Residential:
Residential Mortgages	1,698	183	29	1,910	104,017	105,927	-
Residential Consumer Construction/Land	-	-	70	70	25,529	25,599	-
Total	$2,122	$421	$730	$3,273	$664,534	$667,807	$-

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

There were no loan modifications for borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 or September 30, 2025. During the three and nine month periods ended September 30, 2026 and 2025, there were no loans modified within the prior twelve months which defaulted during the periods then ended.

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

The allowance for credit losses on unfunded commitments was $568,000 at September 30, 2026 and $673,000 at December 31, 2025, and is included in other liabilities in the Consolidated Balance Sheets.

The following table presents the balance and activity in the ACL for unfunded commitments for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

Allowance for Credit Losses on Unfunded Commitments	(in thousands)
Balance, June 30, 2026	$ 559
Provision for credit losses	9
Balance September 30, 2026	$ 568

Balance, December 31, 2025	$ 673
(Recovery of) credit losses	(105)
Balance September 30, 2026	$ 568

Allowance for Credit Losses on Unfunded Commitments
Balance, June 30, 2025	$ 678
Provision for credit losses	82
Balance September 30, 2025	$ 760

Balance, December 31, 2024	$ 543
Provision for credit losses	217
Balance September 30, 2025	$ 760

Note 8 – Loans and allowance for credit losses (continued)

Other Real Estate Owned

At September 30, 2026 and December 31, 2025, the Company had no consumer mortgage loans secured by residential real estate for which foreclosure proceedings were in process. The Bank had no Other Real Estate Owned (“OREO”) at December 31, 2025. At September 30, 2026, OREO consisted of one property, the former Buchanan Branch, with a carrying value of $192,000. The property was transferred from premises and equipment to OREO following the branch closure and the decision to sell, and was recorded at its estimated fair value less costs to sell, resulting in a write-down of approximately $84,000, which was recorded in noninterest expense in the third quarter of 2026. The property was not acquired through foreclosure.

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which expands the population of acquired financial assets subject to the gross-up approach to include certain purchased seasoned loans. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, and are applied prospectively. Early adoption is permitted.

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

Management has reviewed events occurring through the issuance date and has determined that no other subsequent events occurred requiring accrual or disclosure, other than those already disclosed in the footnotes to the Company’s unaudited consolidated financial statements as of September 30, 2026.

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

The Bank is a Virginia banking corporation headquartered in Lynchburg, Virginia. The Bank was incorporated under the laws of the Commonwealth of Virginia as a state-chartered bank in 1998 and began banking operations in July 1999. The Bank was organized to engage in general retail and commercial banking business. The Bank is a community-oriented financial institution that provides varied banking services to individuals, small and medium-sized businesses, and professional concerns. Historically, our primary market area has been the Central Virginia, Region 2000 area, which encompasses the seven jurisdictions of the Town of Altavista, Amherst County, Appomattox County, the Town of Bedford, Bedford County, Campbell County, and the City of Lynchburg. The Bank has expanded to other areas in Virginia, specifically Roanoke, Charlottesville, Harrisonburg, Blacksburg, Lexington, Rustburg, Nellysford, and Wytheville. The Bank strives to provide its customers with products comparable to statewide regional banks located in its market areas, while maintaining the prompt response time and level of service of a community bank. Management believes this operating strategy has particular appeal in the Bank’s market areas.

PWW is a Lynchburg, Virginia-based investment advisory firm that generates revenue primarily through investment advisory fees and had approximately $1,098,883,000 in assets under management and advisement as of September 30, 2026.

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

Loan Production Offices

•Residential mortgage loan production office located at the Forest Branch,

•Residential mortgage loan production office located at 570 West Main St., Wytheville, Virginia,

•Residential mortgage loan production office located at 2001 South Main Street, Blacksburg, Virginia, and

•Commercial, consumer and residential mortgage loan production office located at 550 Water St., Charlottesville, Virginia,

The Investment division and the Insurance Business operate primarily out of offices located at the Main Street Office. PWW operates the Company’s investment advisory business primarily from its offices at 1925 Atherholt Road in Lynchburg.

In September 2025, the Bank opened its full-service branch in Nellysford, Virginia and closed the temporary branch it had been operating.

On May 26, 2026, the Bank provided regulatory notice of its intent to close two full-service branches: the Buchanan Branch, located at 19792 Main Street, Buchanan, Virginia, and the Water Street Branch, located at 550 Water St., Charlottesville, Virginia, which would transition to a loan production office (“LPO”). On June 8, 2026, the Federal Reserve Bank of Richmond confirmed that the Bank had satisfied the applicable regulatory notice requirements for both closures. The Buchanan Branch closed on July 24, 2026, and its deposit accounts were transferred primarily to the Lexington Branch. The transition of the Water Street Branch to an LPO was completed on August 24, 2026. Following the closure of the Buchanan Branch, the property was transferred to other real estate owned (“OREO”) and recorded at its estimated fair value less costs to sell of approximately $192,000, resulting in a write-down of approximately $84,000, which was recorded in noninterest expense in the third quarter of 2026. These branch closures did not have a material impact on the Company’s financial position, results of operations, or cash flows. The Bank continuously evaluates areas within its service areas to identify viable branch locations and may acquire additional suitable sites.

Interest in Additional Properties

1925 Atherholt Road, Lynchburg, Virginia currently serves as the office for the Company’s wholly-owned subsidiary, PWW, which leases the space from the Bank on a month-to-month basis. The property is held for possible future branch expansion, although the Bank does not currently have a timeline for opening a branch at this location.

As previously disclosed, the Bank had an additional property in its market area under contract for sale, subject to due diligence and other customary closing conditions. That sale closed in late October 2026. The Bank also continues to own one additional property in its market area, which is held for possible future expansion or sale.

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

	September 30, 2026	December 31, 2025
(in thousands)
Commitments to extend credit	$ 167,497	$ 181,358
Letters of Credit	1,225	2,086
Total	$ 168,722	$ 183,444

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

The Bank has outstanding capital commitments of $1,020,000 related to two Small Business Investment Company (SBIC) funds. These commitments may be called over time at the discretion of the fund managers.

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

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents management’s discussion and analysis of the financial condition of the Company as of September 30, 2026 and December 31, 2025, and the results of operations for the three and nine-month periods ended September 30, 2026 and 2025. This discussion should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Financial Condition Summary

September 30, 2026 as Compared to December 31, 2025

Total assets were $1,064,583,000 on September 30, 2026, compared with $1,039,024,000 at December 31, 2025, an increase of 2.5%. The increase in total assets was primarily due to growth in the loan portfolio and available-for-sale securities, which were funded by growth in deposits and a reduction in cash and cash equivalents, primarily within federal funds sold.

Total deposits increased from $937,129,000 at December 31, 2025, to $963,595,000 at September 30, 2026, an increase of $26,466,000, or 2.8%. The increase was driven primarily by growth in noninterest-bearing demand deposits of $18,795,000 and time deposits of $13,597,000, partially offset by a decrease in NOW, money market, and savings deposits of $5,926,000. The growth in time deposits included $10,000,000 of brokered certificates of deposit obtained in July 2026 to increase on-balance sheet liquidity following the decline in federal funds sold during the second quarter. Excluding the brokered deposits, time deposits increased $3,597,000, or 1.5%, and total deposits increased $16,466,000, or 1.8%. The growth in noninterest-bearing demand deposits reflected higher balances in commercial relationships, while collateralized public deposits were essentially unchanged from December 31, 2025. The Company continues to utilize the reciprocal portion of the Insured Cash Sweep (ICS) program for customers requiring full FDIC insurance, and may redeploy the non-reciprocal option as market and liquidity conditions warrant.

Total loans, excluding loans held for sale, increased to $700,587,000 at September 30, 2026, from $667,807,000 at December 31, 2025, an increase of $32,780,000, or 4.9%. The increase was driven primarily by growth in commercial real estate lending of $30,576,000, or 8.0%, and, to a lesser extent, growth in commercial loans of $2,908,000 and residential loans of $915,000, partially offset by a decline in consumer loans of $1,619,000. See Note 8 to the consolidated financial statements for additional detail on the composition of the loan portfolio.

The following summarizes the position of the Bank’s loan portfolio as of the dates indicated by dollar amounts and percentages (dollars in thousands):

	September 30, 2026		December 31, 2025
	Amount	Percentage	Amount	Percentage
Commercial	$ 69,302	9.89%	$ 66,394	9.94%
Commercial Real Estate	412,301	58.85%	381,725	57.16%
Consumer	86,543	12.35%	88,162	13.20%
Residential	132,441	18.90%	131,526	19.70%
Total	$ 700,587	100%	$ 667,807	100%

Total loans, excluding loans held for sale and net of the allowance for credit losses, increased to $694,033,000 at September 30, 2026 from $661,357,000 at December 31, 2025, an increase of 4.9%. The nine-month increase reflects a decline in the first quarter of 2026, attributable to elevated payoff activity, more than offset by loan production during the second and third quarters of 2026. On a sequential quarter basis, total loans grew $7,906,000, or 1.1%, from June 30, 2026, with growth in the commercial real estate and residential portfolios, partially offset by declines in the commercial and consumer portfolios. The largest contributor to sequential quarter growth was the commercial real estate portfolio, which increased $7,919,000, driven by growth in non-owner occupied commercial mortgages of $6,545,000 and commercial construction/land loans of $3,307,000, partially offset by a decline in owner occupied commercial mortgages of $1,933,000. The residential portfolio increased $4,936,000, as growth of $10,846,000 in residential consumer construction/land loans more than offset a decrease of $5,910,000 in residential mortgages. Commercial loans decreased $1,727,000, and consumer loans decreased $3,221,000, reflecting declines in both consumer open-end loans of $2,501,000 and consumer closed-end loans of $720,000.

Loans held for sale totaled $2,674,000 at September 30, 2026 compared to $3,472,000 at December 31, 2025, a decrease of 23.0%, due primarily to the timing of mortgage production and secondary market sales activity within the Bank’s mortgage division. Higher mortgage interest rates in the third quarter also reduced borrower demand.

Subsegments of the loan portfolio are set forth in Note 8 to the consolidated financial statements. As of September 30, 2026, non-owner occupied commercial real estate loans and commercial construction and land development loans totaled $245,805,000, representing approximately 35.09% of total loans.

The Bank closely monitors concentrations within its commercial real estate loan portfolio. As of September 30, 2026, non-owner occupied commercial real estate loans totaled $207,043,000, or approximately 29.55% of total loans. The largest property-type concentrations within the non-owner occupied commercial real estate portfolio were multi-family properties (5 or more units) at $49,743,000, or 24.0% of the non-owner occupied commercial real estate portfolio, hotel/motel properties at $48,955,000, or 23.6%, and office buildings at $43,483,000, or 21.0%. These loans are secured primarily by properties within the Bank’s market footprint and are diversified across borrower industries. The weighted average loan-to-value ratios for the five largest loans in each of the five property categories presented below ranged from approximately 45% to 64%. The Bank has limited exposure to properties located in major metropolitan areas.

There were no nonaccrual loans within the commercial real estate segment at September 30, 2026, including within the non-owner occupied and owner occupied commercial mortgage segments. At December 31, 2025, nonaccrual loans within the commercial real estate segment totaled $346,000, consisting of $30,000 of owner occupied commercial mortgages and $316,000 of commercial construction/land loans. There were no nonaccrual loans within the non-owner occupied commercial mortgage segment at that date. In addition, to help manage risk, the Bank actively monitors its commercial real estate portfolio through the following, as appropriate:

Origination and Analysis

We have a thorough loan origination process. For all CRE loans secured by real estate collateral, we require an appraisal or valuation at the time of origination. We generally do not approve loans with a loan-to-value ratio exceeding 80%. An individual property cash flow analysis is performed, and, if appropriate, a global cash flow analysis is also conducted. We generally require a debt service coverage ratio of at least 1.20 times.

Ongoing Risk Management

Following origination, we continue to manage risk. Our ongoing risk management includes:

•Utilizing enhanced risk rating systems specific to CRE exposures;

•Obtaining periodic third-party loan reviews of the CRE portfolio;

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

The following table sets forth information for non-owner occupied CRE loans for the five largest categories of loans (classified by purpose code and collateral description) having the highest current principal balance (dollars in thousands):

	Non-Owner Occupied CRE
	September 30, 2026
Collateral Description	Total Number of Loans	Current Balance	% of Total Loans	Average Balance	Weighted Avg LTV of Top 5 Loans (1)
Multi-Family (5 or more)	41	$ 49,743	7.10%	$ 1,213	57.50%
Hotel/Motel	13	48,955	6.99%	3,766	53.13%
Office Building	36	43,483	6.21%	1,208	64.23%
Retail Store	23	14,611	2.09%	635	44.70%
Medical Building	5	8,006	1.14%	1,601	52.22%

(1)Loan-to-value is based on collateral valuation at origination date against current bank-owned principal.

The following table sets forth information for owner-occupied CRE loans for the four largest categories of loans, classified by purpose code and collateral description, having the highest current principal balance (dollars in thousands):

	Owner Occupied CRE
	September 30, 2026
Collateral Description	Total Number of Loans	Current Balance	% of Total Loans	Average Balance	Weighted Avg LTV of Top 4 Loans (1)
Office Building	79	$ 31,593	4.51%	$400	54.14%
Industrial	32	24,904	3.56%	$778	56.29%
Medical Building	26	15,630	2.23%	$601	73.13%
Retail Store	27	11,957	1.71%	$443	58.85%

(1)Loan-to-value is based on collateral valuation at origination date against current bank-owned principal.

Total nonperforming assets, which consist of nonperforming loans and other real estate owned (“OREO”), were $740,000 at September 30, 2026, compared with $1,704,000 at December 31, 2025, when the Company had no OREO. Nonperforming loans decreased to $548,000, or 0.08% of total loans, from 0.26% of total loans at December 31, 2025, primarily due to the return to accrual status of select relationships. OREO of $192,000 consisted of the former Buchanan Branch property, which does not relate to a borrower default. As discussed under “Results of Operations—Allowance and Provision for Credit Losses,” management believes the allowance for credit losses is adequate to absorb expected credit losses in the loan portfolio.

When a loan is placed on nonaccrual status, all accrued but unpaid interest is reversed and the accrual of interest is discontinued until repayment is reasonably assured. Payments received on nonaccrual loans are generally applied to principal, and additional provisions may be recorded as necessary to reflect expected credit losses.

OREO represents real property acquired by the Bank for debts previously contracted, including through foreclosure or deeds in lieu of foreclosure. The Company’s OREO at September 30, 2026 consists solely of the former Buchanan Branch property, which was transferred from premises and equipment to OREO following the branch closure and the decision to sell, and which does not relate to a borrower default or foreclosure. The property was recorded at its estimated fair value less costs to sell, resulting in a write-down of approximately $84,000, which was recorded in noninterest expense in the third quarter of 2026. The Company did not dispose of any OREO during the nine months ended September 30, 2026.

Cash and cash equivalents decreased $22,720,000, or 26.9%, to $61,755,000 at September 30, 2026, from $84,475,000 at December 31, 2025. Cash and cash equivalents consist of cash due from correspondent banks, cash in vault, and overnight investments, including federal funds sold. Federal funds sold declined $14,888,000, or 26.6%, to $41,049,000 from $55,937,000, and cash and due from banks decreased $7,832,000. During the first nine months of 2026, the Company used overnight liquidity to help fund loan growth of $32,780,000, or 4.9%, and purchases of securities. Deposit growth of $26,466,000, or 2.8%, provided additional funding. During the third quarter of 2026, federal funds sold increased $30,179,000 from $10,870,000 at June 30, 2026. Deposits grew $28,411,000 during the quarter, including $10,000,000 of brokered certificates of deposit obtained in July. Deposit growth exceeded loan growth of $7,906,000, contributing to the increase in federal funds sold.

Securities held-to-maturity decreased to $3,577,000 at September 30, 2026 from $3,590,000 at December 31, 2025, due to normal amortization.

Securities available-for-sale, carried at fair value, increased to $225,490,000 at September 30, 2026 from $214,128,000 at December 31, 2025, an increase of $11,362,000. The increase primarily reflected $38,272,000 of securities purchases, partially offset by $9,224,000 of maturities, calls, and paydowns, $5,588,000 of sales, and changes in the fair value of the portfolio. Maturities, calls, and paydowns include $1,576,000 of securities redeemed at quarter-end that had not settled at September 30, 2026. Net unrealized losses on the portfolio increased by $9,588,000 and $12,119,000 during the three and nine months ended September 30, 2026, respectively, primarily as a result of changes in market interest rates. After giving effect to the applicable 21% income tax rate and the $1,000 reclassification adjustment for gains included in net income, these increases resulted in increases of $7,574,000 and $9,574,000 in after-tax accumulated other comprehensive loss for the three- and nine-month periods, respectively. As of September 30, 2026, the portfolio had a net unrealized loss position of approximately $31,026,000 pre-tax and $24,511,000 after tax. These unrealized losses were primarily attributable to changes in market interest rates. Management does not intend to sell these securities and does not believe it is more likely than not that the Company will be required to sell them before recovery of their amortized cost basis.

Restricted stock, consisting of stock in the Federal Reserve and the Federal Home Loan Bank of Atlanta (FHLBA), totaled $1,505,000 at September 30, 2026, compared with $1,461,000 at December 31, 2025. Both Federal Reserve and FHLBA stock are restricted securities; their value for impairment evaluation is based on ultimate par value recoverability rather than temporary market declines. In addition, the bank held stock in First National Bankers Bank and Community Bankers’ Bank totaling $367,000 at both September 30, 2026 and December 31, 2025. These totals are reported in aggregate under restricted stock on the Consolidated Balance Sheets.

Liquidity and Capital

Total liquid assets, on a consolidated basis, totaled $287,245,000 at September 30, 2026, consisting of cash, interest-bearing and noninterest-bearing deposits with banks, federal funds sold, and available-for-sale securities. Of this amount, approximately $107,609,000 of available-for-sale securities was pledged as collateral as described below, leaving approximately $179,636,000 of unencumbered liquid assets. This compares to total liquid assets of $298,603,000 at December 31, 2025, of which approximately $115,815,000 was pledged, leaving approximately $182,788,000 unencumbered. Total liquid assets decreased $11,358,000, or 3.8%, and unencumbered liquid assets decreased $3,232,000, or 1.8%, primarily reflecting the decline in cash and cash equivalents (driven by lower federal funds sold), partially offset by growth in the available-for-sale securities portfolio.

The Bank has pledged (market values):

•approximately $36,534,000 of our available-for-sale securities as collateral with correspondent banks, including the FHLBA, for collateralized lines of credit;

•approximately $48,287,000 of our available-for-sale securities as security for public deposits; and

•approximately $22,788,000 of our available-for-sale securities as collateral for advances at the Federal Reserve Bank’s discount window.

If additional liquidity is needed, the Bank can purchase up to $69,000,000 of Fed funds through correspondent relationships. In addition, the Bank has total borrowing capacity with the Federal Home Loan Bank of Atlanta

(“FHLBA”) of approximately $42,442,000 based on pledged collateral, consisting of approximately $14,497,000 supported by pledged loans and approximately $27,945,000 supported by pledged investment securities. The Bank may obtain additional FHLBA capacity by pledging additional eligible loans or investment securities. As of September 30, 2026, the Bank had no borrowings from any of these sources. Management believes that liquid assets were adequate at September 30, 2026 and anticipates additional liquidity from deposit growth and loan repayments.

Stockholders’ equity totaled $78,447,000 at September 30, 2026, compared with $80,048,000 at December 31, 2025, a decrease of 2.0%. The decrease primarily reflected a $9,574,000 increase in accumulated other comprehensive loss related to unrealized losses on available-for-sale securities during the period, partially offset by net income of $9,335,000 for the nine months ended September 30, 2026, and dividends paid to common stockholders of $1,362,000.

At September 30, 2026, deposits in accounts with balances exceeding the FDIC insurance limit of $250,000 totaled approximately $301,065,000 (31.24% of total deposits), compared with $289,069,000 (30.85% of total deposits) at December 31, 2025. Excluding collateralized public deposits, uninsured deposits totaled approximately $264,921,000 (27.49% of total deposits) at September 30, 2026, compared with $252,818,000 (26.98% of total deposits) at December 31, 2025.. These amounts are based on account balances without applying FDIC aggregation rules across accounts or ownership capacities and may differ from the actual uninsured portion. Total deposits at September 30, 2026 include $10,000,000 in brokered deposits. The Company had no brokered deposits at December 31, 2025. The Bank had no other uninsured deposit-like instruments at September 30, 2026 or December 31, 2025.

The Tier 1 capital to average total assets ratio increased to 9.39% at September 30, 2026 from 9.05% at December 31, 2025, as growth in Tier 1 capital outpaced growth in average total assets. Tier 1 capital increased to $99,497,000 from $93,748,000, primarily due to the Bank’s net income of $8,148,000 for the nine months ended September 30, 2026, partially offset by dividends paid by the Bank to the Company, its sole common stockholder, while average total assets grew to $1,059,755,000 from $1,035,821,000.

Bank Level Only Capital Ratios

Analysis of Capital for Bank of the James (Bank only)
(dollars in thousands)

	September 30,	December 31,
Analysis of Capital	2026	2025

Tier 1 capital
Common Stock	$ 3,743	$ 3,743
Surplus	22,325	22,325
Retained earnings	73,429	67,680
Total Tier 1 capital	$ 99,497	$ 93,748

Common Equity Tier 1 Capital (CET1)	$ 99,497	$ 93,748

Tier 2 capital
Allowances for credit losses (1)	$ 7,122	$ 7,123

Total Tier 2 capital:	$ 7,122	$ 7,123
Total risk-based capital	$ 106,619	$ 100,871

Risk weighted assets	$ 844,340	$ 799,304
Average total assets	$ 1,059,755	$ 1,035,821

	Actual		Regulatory Benchmarks
			For Capital	For Well
	September 30,	December 31,	Adequacy	Capitalized
	2026	2025	Purposes (2)	Purposes
Capital Ratios:
Tier 1 capital to average total assets	9.39%	9.05%	4.000%	5.000%
Common Equity Tier 1 capital	11.78%	11.73%	7.000%	6.500%
Tier 1 risk-based capital ratio	11.78%	11.73%	8.500%	8.000%
Total risk-based capital ratio	12.63%	12.62%	10.500%	10.000%

(1)As of September 30, 2026 and December 31, 2025, allowances for credit losses includes allowance for unfunded commitments of $568 and $673, respectively.

(2)Includes the capital conservation buffer of 2.50% for all ratios, excluding the Tier 1 capital to average total assets ratio.

The above tables set forth the capital position and analysis for the Bank only. Because total assets on a consolidated basis are less than $3,000,000,000, the Company is not subject to the capital requirements imposed by the Bank Holding Company Act. Consequently, the Company does not calculate its financial ratios on a consolidated basis. If calculated, management expects that the capital ratios for the Company on a consolidated basis at September 30, 2026 would be lower than those of the Bank, primarily due to the impact of goodwill and intangible assets recorded in connection with the PWW acquisition.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

Earnings Summary

For the three and nine months ended September 30, 2026, the Company reported net income of $3,321,000 and $9,335,000, respectively, compared with net income of $2,752,000 and $6,299,000 for the same periods in 2025. This represents an increase of $569,000, or 20.7%, for the three-month period and an increase of $3,036,000, or 48.2%, for the nine-month period. Basic and diluted earnings per common share were each $0.73 and $2.05 for the three and nine months ended September 30, 2026, compared with $0.61 and $1.39 for the same periods ended September 30, 2025.

The increase in net income in the three months ended September 30, 2026 from the three months ended September 30, 2025 was primarily driven by growth in net interest income and a lower provision for credit losses, partially offset by higher noninterest expense, with noninterest income essentially unchanged. The increase for the nine months ended September 30, 2026 from the nine months ended September 30, 2025 was driven primarily by growth in net interest income and noninterest income, along with a decline in noninterest expense, partially offset by a provision for credit losses in the current period compared with a recovery in the prior-year period. The following provides a more detailed analysis of the components that impacted net income for the three and nine-month periods ended September 30, 2026, as compared with the same periods in 2025:

•For the three and nine months ended September 30, 2026, net interest income increased to $9,721,000 and $27,709,000 from $8,300,000 and $24,269,000 for the same periods in 2025, reflecting growth in the loan portfolio, higher yields on earning assets, and an 8.9% and 10.3% decline in total interest expense for the three and nine month periods, respectively, driven in part by lower interest expense on deposits and, for the nine-month period, the elimination of interest expense on capital notes following their retirement in the second quarter of 2025.

•For the three months ended September 30, 2026, the Company recorded a provision for credit losses of $35,000, compared to a provision of $91,000 for the same period in 2025. For the nine months ended September 30, 2026, the Company recorded a provision for credit losses of $239,000, compared with a recovery of $301,000 for the same period in 2025.

•For the three months ended September 30, 2026, noninterest expense increased to $9,696,000 from $9,160,000 for the corresponding period in 2025. The increase reflected higher data processing expense, which rose to $543,000 from $381,000, higher salaries and employee benefits, and an $84,000 write-down of other real estate owned (OREO). For the nine months ended September 30, 2026, noninterest expense decreased to $28,372,000 from $28,441,000 for the corresponding period in 2025. The decrease for the nine month period was primarily attributable to lower data processing expense resulting from the Bank’s renegotiated core processing contract and lower professional and other outside expense due to the absence of a one-time consulting fee incurred during the first quarter of 2025 in connection with that renegotiation. These decreases were partially offset by higher salaries and employee benefits, reflecting cost-of-living and merit increases and higher production-based commissions and incentive compensation, partially offset by lower employee benefit costs, and the OREO write-down.

•For the three months ended September 30, 2026, noninterest income increased to $4,179,000 from $4,169,000 for the same period in 2025, as growth in wealth management fees, gains on sales of loans held for sale (LHFS), and service charges, fees and commissions was largely offset by lower income from the Bank’s small business investment company (SBIC) fund investment. For the nine months ended September 30, 2026, noninterest income increased to $12,619,000 from $11,527,000 for the same period in 2025, primarily due to growth in wealth management fees and gains on sales of LHFS, with a smaller increase in service charges, fees and commissions, partially offset by lower income from the Bank’s SBIC fund investment.

These operating results represent an annualized return on average stockholders’ equity of 15.56% and 15.08% for the three and nine-month periods ended September 30, 2026, compared with 15.24% and 12.34% for the three and nine-month periods ended September 30, 2025. The three-month return was modestly higher than the comparable 2025 period, as the 20.7% increase in net income was largely offset by an 18.2% increase in average stockholders’ equity. The increase for the nine-month period reflected the 48.2% growth in net income, which substantially outpaced the 21.3% growth in average stockholders’ equity, as retained earnings growth was partially offset by the increase in accumulated other comprehensive loss on the available-for-sale securities portfolio. The Company had an annualized return on average assets of 1.23% and 1.18% for the three and nine-month periods ended September 30, 2026, compared with 1.07% and 0.83% for the three and nine-month periods ended September 30, 2025. The increase in return on average assets for both periods was driven by growth in net income, which outpaced the 4.9% and 4.0% growth in average assets for the three and nine-month periods, respectively.

See “Noninterest Income” below for mortgage business and wealth management segment discussions.

Interest Income, Interest Expense, and Net Interest Income

For the three and nine months ended September 30, 2026, interest income increased to $12,883,000 and $37,019,000 from $11,771,000 and $34,643,000 for the same periods in 2025, primarily due to growth in loan interest income and higher income across most of the securities portfolio, particularly mortgage-backed securities, partially offset by a decline in federal funds sold income resulting from lower average balances and lower average rates. The average rate on loans was approximately 5.96% and 5.82% for the three and nine months ended September 30, 2026, compared with 5.70% and 5.65% for the same periods in 2025. The rate on total average earning assets increased to 5.05% and 4.94%, up from 4.87% and 4.82% for the same periods in 2025. These changes were driven by higher yields on loans and taxable securities, and a shift in the earning asset mix from federal funds sold toward higher-yielding loans and securities, partially offset by lower yields on federal funds sold and interest-bearing bank balances.

For the three and nine months ended September 30, 2026, interest expense was $3,162,000 and $9,310,000, respectively, compared with $3,471,000 and $10,374,000 for the corresponding periods in 2025. The decreases resulted primarily from lower rates paid on savings and time deposits and, for the nine-month period, the repayment of the Company’s capital notes at maturity on June 30, 2025, on which no interest expense was recorded in 2026. These decreases were partially offset by higher average balances of interest-bearing deposits, increased interest expense on other borrowings, and on brokered certificates of deposit. The Company’s average rate paid on interest-bearing deposits was approximately 1.47% and 1.47% for the three and nine months ended September 30, 2026, respectively, compared with 1.71% and 1.70% for the corresponding periods in 2025. The Company’s average rate paid on total interest-bearing liabilities was approximately 1.52% and 1.51% for the three and nine months ended September 30, 2026, respectively, compared with 1.73% and 1.74% for the corresponding periods in 2025.

Net interest income for the three months ended September 30, 2026, was $9,721,000, compared to $8,300,000 for the same period in 2025. For the nine months ended September 30, 2026, net interest income was $27,709,000, compared to $24,269,000 for the same period in 2025. The net interest margin was 3.81% for the quarter ended September 30, 2026, versus 3.44% for the comparable period in 2025, and 3.70% for the nine months ended September 30, 2026, versus 3.37% for the same period in 2025. The increase in net interest income for both periods reflected growth in the loan portfolio and higher yields on earning assets, combined with a decline in the cost of interest-bearing liabilities. The margin expansion reflected both a decline in the cost of interest-bearing liabilities, to approximately 1.52% from 1.73% for the three-month period and to approximately 1.51% from 1.74% for the nine-month period, and higher yields on earning assets, particularly loans and taxable securities. The lower cost of interest-bearing liabilities reflected the continued repricing of maturing time deposits and lower rates paid on interest-bearing demand and savings accounts compared with the prior-year periods, partially offset by the issuance of $10,000,000 of brokered certificates of deposit in July 2026. Management’s outlook for net interest income and the net interest margin is subject to the following considerations:

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

Noninterest income totaled $4,179,000 and $12,619,000 for the three and nine months ended September 30, 2026, compared to $4,169,000 and $11,527,000 for the same periods in 2025. The increase for the three-month period was modest, as growth in several noninterest income categories was largely offset by lower income from the Bank’s small business investment company (SBIC) fund investment. The increase for the nine-month period was primarily attributable to growth across several noninterest income categories, partially offset by lower SBIC income, as detailed below.

The major components of noninterest income for the three and nine months ended September 30, 2026, as compared to the comparable periods in 2025, were as follows:

•Gains on sale of loans held for sale, primarily through the Mortgage Division, totaled $1,306,000 and $4,031,000, compared with $1,242,000 and $3,668,000 for the same periods in 2025.

•Wealth management fees increased to $1,504,000 and $4,383,000, compared with $1,362,000 and $3,917,000 for the same periods in 2025, reflecting growth in client assets under management, driven by both net asset inflows and favorable market performance.

•Service charges, fees, and commissions were $1,089,000 and $3,232,000, compared with $1,046,000 and $3,002,000 for the same periods in 2025, reflecting growth in debit card and merchant services income, higher NSF/return-check fee income, and incentive income received from the Bank’s investment brokerage provider, consistent with increased transactional deposit account activity, with similar drivers evident in both the three and nine-month periods.

•Life insurance income increased to $218,000 and $643,000 for the three and nine months ended September 30, 2026, from $195,000 and $573,000 for the same periods in 2025, reflecting continued growth in the cash surrender value of bank-owned life insurance policies.

•Income from an SBIC fund investment totaled $28,000 and $229,000 for the three and nine months ended September 30, 2026, compared with $278,000 for both periods in 2025, all of which was recorded in the third quarter of 2025.

•Other noninterest income was $34,000 and $100,000, compared with $19,000 and $62,000 for the same periods in 2025.

•Gains on sales of securities available-for-sale totaled $1,000 for the nine months ended September 30, 2026, compared with $27,000 for the same period in 2025. For the three months ended September 30, 2026, there were no material gains or losses, compared with gains of $27,000 for the same period in 2025.

Noninterest income was essentially unchanged for the third quarter of 2026 compared with the prior-year period. Growth in wealth management fees, gains on sales of loans held for sale, service charges, fees, and commissions, and life insurance income was offset by lower income from the SBIC fund investment, which was recorded entirely in the third quarter of 2025, and by lower gains on sales of securities. For the nine-month period, noninterest income increased primarily due to growth in wealth management fees, gains on sales of loans held for sale, and service charges, fees, and commissions, with the year-over-year increase in gains on sales of loans held for sale concentrated in the first quarter. Management believes the third quarter results reflect the diversification of the Company’s revenue sources, as growth in several categories offset the decline in SBIC fund income. Future levels of noninterest income will depend on a number of factors, including market conditions affecting wealth management assets under management, mortgage origination and sales volumes, and other items that may not recur in future periods.

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

Purchase mortgage originations totaled $41,313,063 and $124,977,678, or 81.30% and 85.27%, respectively, of total mortgage loans originated in the three and nine months ended September 30, 2026, as compared to $42,830,847 and $123,948,096, or 81.22% and 84.36%, respectively, of the total mortgage loans originated in the same periods in 2025.

Mortgage rates increased dramatically in 2022 and 2023 and remain elevated compared with recent history. After generally stabilizing in 2025 and through the first quarter of 2026, mortgage rates began to rise and continued to increase during the third quarter of 2026, and these higher levels continue to negatively impact mortgage origination volume. Due to the uncertainty surrounding current and near-term economic conditions, including inflation and geopolitical and economic concerns, management cannot predict future mortgage rates. Management also believes that relatively high interest rates may continue to put pressure on revenue from the mortgage segment.

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

We conduct our investment advisory business through PWW, which the Company acquired on December 31, 2021. PWW, based in Lynchburg, Virginia, had approximately $1.10 billion in assets under management and advisement as of September 30, 2026, as compared to $984.7 million on September 30, 2025. This increase of approximately $114.1 million, or 11.6%, was due to new business and market appreciation during the period. PWW generates revenue primarily through investment advisory fees based on the value of assets under management, which may fluctuate due to client action and market conditions. Despite potential fluctuations, we anticipate that PWW will continue to contribute meaningfully to the Company’s consolidated net income.

The Bank provides insurance and annuity products to its customers and others through its Insurance subsidiary. Insurance generates minimal revenue, and its financial impact on our consolidated revenue has been immaterial. Management anticipates that Insurance’s impact on noninterest income will remain immaterial for the remainder of 2026.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2026, increased to $9,696,000 from $9,160,000 for the corresponding period in 2025, an increase of 5.9%, while noninterest expense for the nine months ended September 30, 2026, decreased to $28,372,000 from $28,441,000, a decrease of 0.2%. The increase for the three-month period was primarily attributable to higher data processing expense, higher salaries and employee benefits, reflecting cost-of-living and merit increases and higher production-based commissions and incentive compensation, and a write-down of other real estate owned (OREO) of $84,000. Professional and other outside services expense increased modestly for the three-month period. The decrease for the nine-month period was primarily attributable to lower data processing expense, reflecting the benefit of the Bank’s core processing contract renegotiated in 2025, and lower professional and other outside services expense due to the absence of a one-time consulting fee incurred during the first quarter of 2025 in connection with the contract renegotiation. These decreases were partially offset by higher salaries and employee benefits, reflecting cost-of-living and merit increases and higher production-based commissions and incentive compensation, net of lower employee benefit costs, and the OREO write-down. The Company anticipates that data processing expense may increase in future periods as additional services are implemented under its core processing arrangement.

Data processing expense was $543,000 for the three months ended September 30, 2026, compared with $381,000 for the corresponding period in 2025, an increase of $162,000, or 42.5%, reflecting the absence of vendor credits that reduced core processing fees in the third quarter of 2025, together with modestly higher fees as additional services were implemented under the amended core processing contract. Professional and other outside services expense was $746,000 for the three months ended September 30, 2026, compared with $725,000 for the corresponding period in 2025, an increase of $21,000, or 2.9%. For the nine months ended September 30, 2026, data processing expense decreased to $1,537,000 from $1,984,000 for the corresponding period in 2025, a decrease of $447,000, or 22.5%, reflecting lower ongoing costs under the amended core processing contract, partially offset by the increase in the third quarter. Professional and other outside services expense decreased to $2,272,000 from $3,194,000, a decrease of $922,000, or 28.9%, primarily attributable to a nonrecurring consulting fee of approximately $1,000,000 incurred during the first quarter of 2025 in connection with the negotiation of the amended core processing contract, which did not recur in 2026. The Company expects that the amended core processing contract, which commenced April 1, 2025 and has a 65-month term, will continue to result in lower ongoing data processing and related costs compared to the prior arrangement.

Occupancy expense was $551,000 and $1,682,000 for the three and nine months ended September 30, 2026, compared to $523,000 and $1,590,000 for the same periods in 2025. Equipment expense was $755,000 and $2,208,000 for the three and nine months ended September 30, 2026, compared to $697,000 and $2,021,000 for the same periods in 2025.

Other noninterest expenses, including supplies, marketing, credit-related costs, FDIC insurance, and amortization of intangibles, totaled $1,469,000 for the three months ended September 30, 2026, compared to $1,318,000 for the same period in 2025. For the nine months ended September 30, 2026, other noninterest expenses totaled $4,031,000, compared to $4,002,000 for the same period in 2025. The increase for the three-month period primarily reflected the OREO write-down and higher supplies expense, partially offset by lower marketing and FDIC insurance expense. The nine-month increase was modest, as the OREO write-down and higher supplies expense were largely offset by lower other operating expenses, including lower directors’ fees, lower charitable contributions, and lower operating and fraud-related losses, along with lower marketing and FDIC insurance expense.

Allowances and Provision for Credit Losses

The allowances for credit losses represent management’s estimate of expected credit losses inherent in the loan portfolio. The provision for (or recovery of) credit losses adjusts the allowances to a level deemed appropriate by management, while net charge-offs reduce the allowance. The determination of the allowances considers historical loss experience, current conditions, and reasonable and supportable forecasts, as well as loan-specific factors for individually evaluated loans.

The Company recorded a provision for credit losses of $35,000 and $239,000 for the three and nine months ended September 30, 2026, compared with a provision for credit losses of $91,000 and a recovery of credit losses of $301,000 for the same periods in 2025. The provision attributable to the loan portfolio was $26,000 and $344,000 for the three and nine months ended September 30, 2026, respectively, reflecting growth in the loan portfolio during the period. The allowance for unfunded loan commitments, which is not included in the allowance for credit losses on loans, had a provision of $9,000 for the three months and a recovery of $105,000 for the nine months ended September 30, 2026.

As discussed in Note 8, in the second quarter of 2025 the Company implemented updates to the quantitative CECL loss models for collectively evaluated loan segments, which revised certain maximum loss-rate parameters and incorporated additional post-COVID historical loss data. These model specifications remained in use through September 30, 2026, with no significant changes. During the third quarter of 2026, the Company updated the loss driver analysis used in its CECL model, which relates historical loss experience to economic variables, and performed its normal periodic review and revision of qualitative factors as part of its ongoing CECL methodology.

Charged-off loans, which are loans that management deems uncollectible, are charged against the allowance for credit losses and constitute a realized loss. We had charged-off loans of approximately $80,000 for the three months ended September 30, 2026, in the consumer segment, as compared to $23,000 for the same period in 2025. For the nine months ended September 30, 2026, we had charged-off loans of approximately $392,000, primarily in the consumer segment, as compared to $244,000 for the same period in 2025, also primarily in the consumer segment. While a charged-off loan may subsequently be collected, such recoveries generally are realized over an extended period of time. We had principal recoveries of approximately $11,000 for the three months ended September 30, 2026, as compared to $4,000 for the same period in 2025. For the nine months ended September 30, 2026, we had principal recoveries of approximately $152,000, as compared to $16,000 for the same period in 2025.

At September 30, 2026, the allowance for credit losses was $6,554,000, or 0.94% of total loans, compared with $6,450,000, or 0.97%, at December 31, 2025, and $6,298,000, or 0.95% of total loans, at September 30, 2025. The allowance for credit losses for individually evaluated loans was $72,000 at September 30, 2026 and at December 31, 2025 (see Note 8 for detail). Separately, the allowance for credit losses on unfunded commitments, which is recorded in other liabilities rather than as a reduction of loans, was $568,000 at September 30, 2026 and $673,000 at December 31, 2025 (see Note 8 for detail).

At September 30, 2026, nonperforming loans totaled $548,000, or 0.08% of total loans, compared with $1,704,000, or 0.26% of total loans, at December 31, 2025, and $1,895,000, or 0.29% of total loans, at September 30, 2025. The allowance for credit losses to nonperforming loans ratio was 1,196.0% at September 30, 2026, indicating a strong coverage position, with the allowance representing nearly twelve times the level of nonperforming loans. If interest on nonaccrual loans had been accrued, such income would have cumulatively approximated $86,000 as of September 30, 2026, compared with $66,000 as of September 30, 2025.

Management believes the allowance for credit losses is appropriate to absorb expected losses inherent in the loan portfolio at September 30, 2026.

Income Taxes

The Company recorded income tax expense of $848,000 for the three months ended September 30, 2026, compared to $466,000 for the same period in 2025. This represents an effective tax rate of approximately 20.34% for the three months ended September 30, 2026, compared with 14.48% for the same period in 2025.

For the nine months ended September 30, 2026, the Company recorded income tax expense of $2,382,000, compared to $1,357,000 for the same period in 2025. This represents an effective tax rate of approximately 20.33% for the nine months ended September 30, 2026, compared with 17.72% for the same period in 2025.

The effective tax rate for both periods was below the statutory rate, primarily due to the impact of tax-exempt income from municipal securities and earnings on bank-owned life insurance (“BOLI”). The increase in the effective tax rate for the three and nine months ended September 30, 2026 compared with the same periods in 2025 primarily reflected the effect of amended federal and state income tax returns filed in 2025 for the 2022 and 2023 tax years, which resulted in a tax overpayment that reduced income tax expense in the 2025 periods and did not recur in 2026. Tax expense also increased with the growth in pretax income.

Schedule I

Net Interest Margin Analysis
Average Balance Sheets
For the Three Months Ended September 30,
(dollars in thousands)
	2026			2025
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS
Loans, including fees (1)(2)	$ 691,133	$ 10,382	5.96%	$ 657,028	$ 9,443	5.70%
Loans held for sale	3,361	50	5.90%	3,011	49	6.46%
Federal funds sold	44,405	411	3.67%	59,830	657	4.36%
Interest-bearing bank balances	9,987	78	3.10%	12,787	150	4.65%
Securities, taxable	254,082	1,876	2.93%	219,634	1,418	2.56%
Securities, tax-exempt (3)	8,040	88	4.34%	5,324	49	3.65%
Federal agency equities	1,505	16	4.22%	1,461	15	4.07%
Correspondent equity	367	-	- %	367	-	- %

Total earning assets	1,012,880	12,901	5.05%	959,442	11,781	4.87%

Allowance for credit losses	(6,526)			(6,300)
Non-earning assets	61,228			64,730

Total assets	$ 1,067,582			$ 1,017,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$ 421,296	678	0.64%	$ 401,813	739	0.73%
Savings	148,485	298	0.80%	147,623	534	1.44%
Time deposits	247,162	2,053	3.30%	234,183	2,114	3.58%

Total interest bearing deposits	816,943	3,029	1.47%	783,619	3,387	1.71%

Other borrowed funds
Other borrowings	8,638	120	5.56%	8,923	68	3.02%
Financing leases	1,938	13	2.66%	2,389	16	2.66%
Capital Notes	-	-	- %	-	-	- %
Total interest-bearing liabilities	827,519	3,162	1.52%	794,931	3,471	1.73%

Noninterest bearing deposits	143,468			138,651
Other liabilities	11,893			12,649

Total liabilities	982,880			946,231

Stockholders' equity	84,702			71,641

Total liabilities and
Stockholders' equity	$ 1,067,582			$ 1,017,872

Net interest earnings		$ 9,739			$ 8,310

Net interest margin			3.81%			3.44%

Interest spread			3.54%			3.14%

(1)Nonaccrual loans are included in the average balances of loans.

(2)Interest income on loans includes loan fees.

(3)The interest income and yields calculated on securities have been tax affected to reflect any tax-exempt interest on municipal securities using the Company’s applicable federal tax rate of 21% for each year.

Net Interest Margin Analysis
Average Balance Sheets
For the Nine Months Ended September 30,
(dollars in thousands)
	2026			2025
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS
Loans, including fees (1)(2)	$ 675,928	$ 29,440	5.82%	$ 652,562	$ 27,588	5.65%
Loans held for sale	3,441	156	6.06%	3,022	151	6.68%
Federal funds sold	52,633	1,448	3.68%	68,745	2,264	4.40%
Interest-bearing bank balances	12,585	303	3.22%	12,256	400	4.36%
Securities, taxable	249,205	5,416	2.91%	218,763	4,095	2.50%
Securities, tax-exempt (3)	7,652	246	4.30%	4,238	82	2.59%
Federal agency equities	1,488	61	5.48%	1,458	63	5.78%
Correspondent equity	367	-	- %	367	-	- %

Total earning assets	1,003,299	37,070	4.94%	961,411	34,643	4.82%

Allowance for credit losses	(6,375)			(6,753)
Non-earning assets	62,258			63,731

Total assets	$ 1,059,182			$ 1,018,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand interest bearing	$ 420,196	2,010	0.64%	$ 407,180	2,242	0.74%
Savings	152,264	993	0.87%	146,423	1,537	1.40%
Time deposits	238,973	5,900	3.30%	225,254	6,138	3.64%

Total interest bearing deposits	811,433	8,903	1.47%	778,857	9,917	1.70%

Other borrowed funds
Other borrowings	8,701	366	5.64%	9,077	244	3.59%
Financing leases	2,052	41	2.67%	2,502	50	2.67%
Capital Notes	-	-	- %	6,478	163	3.36%
Total interest-bearing liabilities	822,186	9,310	1.51%	796,914	10,374	1.74%

Noninterest bearing deposits	142,142			142,731
Other liabilities	12,069			10,494

Total liabilities	976,397			950,139

Stockholders' equity	82,785			68,250

Total liabilities and
Stockholders’ equity	$ 1,059,182			$ 1,018,389

Net interest earnings		$ 27,760			$ 24,269

Net interest margin			3.70%			3.37%

Interest spread			3.43%			3.08%

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)Not applicable.

(b)Not applicable.

(c)Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2026, no director or officer of the Company adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Robert R. Chapman III Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2026
31.2	Certification of Eric J. Sorenson, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2026
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, dated November 12 2026
101

The following materials from Bank of the James Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2026 and December 31, 2025; (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2026 and 2025; (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2026 and 2025; (v) Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2026 and 2025; (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE JAMES FINANCIAL GROUP, INC.
Date: November 12, 2026	By /S/ Robert R. Chapman III Robert R. Chapman III, President (Principal Executive Officer)
Date: November 12, 2026	By /S/ Eric J. Sorenson, Jr. Eric J. Sorenson, Jr., Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)